Form 10-K/A
period 1993-12-31
MDC HOLDINGS INC
filed 1994-05-02
CIK 773141

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-1

(MARK ONE)


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED*)


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
    1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 1-8951

                            ------------------------

                             M.D.C. HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                 84-0622967
      (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                 Identification No.)
 3600 SOUTH YOSEMITE STREET, SUITE 900                      80237
            DENVER, COLORADO                             (Zip code)
(Address of principal executive offices)

                                 (303) 773-1100
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

 COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE, INC.
     Title of each class                  THE PACIFIC STOCK EXCHANGE INC.
                                     Name of each exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


    As of February 7, 1994, 18,947,000 shares of M.D.C. Holdings, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $96,883,000.


- - ------------------------

*Previously paid

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                              PAGE
                                                                                                            ---------
Consolidated Financial Statements:
  Report of Independent Accountants.......................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1993 and December 31, 1992...............................        F-3
  Consolidated Statements of Income for the three years ended December 31, 1993...........................        F-5
  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1993.............        F-6
  Consolidated Statements of Cash Flows for the three years ended December 31, 1993.......................        F-7
  Notes to Consolidated Financial Statements..............................................................        F-9
  Financial Statement Schedules
    Schedule II -- Amounts receivable from related parties and underwriters, promoters and employees other
     than related parties.................................................................................       F-39
    Schedule VIII -- Valuation and other qualifying accounts..............................................       F-40
    Schedule IX -- Short-term borrowings..................................................................       F-41
    Schedule XII -- Mortgage loans........................................................................       F-42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of M.D.C. Holdings, Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note K to the financial statements, the Company changed its method of accounting for income taxes in 1992.

/s/ Price Waterhouse
- - ---------------------------------------------
PRICE WATERHOUSE

Los Angeles, California
February 10, 1994

                             M.D.C. HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                       ------------------------
                                                                                          1993         1992
                                                                                       -----------  -----------
                                                                                            (IN THOUSANDS)
Corporate
  Cash and cash equivalents..........................................................  $    42,443  $    35,993
  Investments and marketable securities, net.........................................          765       13,026
  Property and equipment, net........................................................       10,432       10,774
  Deferred income taxes..............................................................        8,100        4,697
  Deferred issue costs, net..........................................................       11,233        1,028
  Other assets, net..................................................................        3,200        3,535
                                                                                       -----------  -----------
                                                                                            76,173       69,053
                                                                                       -----------  -----------
Home Building
  Cash and cash equivalents..........................................................       18,479       23,329
  Trade and other accounts receivable................................................        5,423        4,610
  Investment in metropolitan district bonds..........................................       13,795        5,095
  Inventories, net
    Housing completed or under construction..........................................      201,023      132,752
    Land and land under development..................................................      192,881      206,583
  Prepaid expenses and other assets, net.............................................       48,863       41,392
                                                                                       -----------  -----------
                                                                                           480,464      413,761
                                                                                       -----------  -----------
Mortgage Lending
  Cash and cash equivalents..........................................................        1,505        1,180
  Restricted cash....................................................................        3,400        5,972
  Accrued interest and other assets, net.............................................        2,571        3,941
  Mortgage loans held in inventory, net..............................................       68,065       57,026
                                                                                       -----------  -----------
                                                                                            75,541       68,119
                                                                                       -----------  -----------
Asset Management
  Cash and cash equivalents..........................................................          576          526
  Mortgage Collateral, net, and related assets.......................................      134,166      275,467
  Equity CMO Interests, net..........................................................        6,427       16,930
  Investment in CMO Bond.............................................................           --        6,704
  Other loans and assets, net........................................................        3,519        8,384
                                                                                       -----------  -----------
                                                                                           144,688      308,011
                                                                                       -----------  -----------
      Total Assets...................................................................  $   776,866  $   858,944
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                  LIABILITIES

                                                                                             DECEMBER 31,
                                                                                       ------------------------
                                                                                          1993         1992
                                                                                       -----------  -----------
                                                                                            (IN THOUSANDS)
Corporate
  Accounts payable and accrued expenses..............................................  $    20,846  $    21,330
  Income taxes payable...............................................................       28,711       18,592
  Notes payable......................................................................        3,624        6,342
  Senior Notes, net..................................................................      187,199           --
  Subordinated Notes, net............................................................       38,213       62,958
  Deferred income taxes..............................................................           --          748
                                                                                       -----------  -----------
                                                                                           278,593      109,970
                                                                                       -----------  -----------
Home Building
  Accounts payable and accrued expenses..............................................       70,741       50,140
  Lines of credit....................................................................       24,645       28,688
  Notes payable......................................................................       59,641       57,732
  Restructured Notes Payable, net....................................................        2,854      131,681
                                                                                       -----------  -----------
                                                                                           157,881      268,241
                                                                                       -----------  -----------
Mortgage Lending
  Accounts payable and accrued expenses..............................................        8,487        8,038
  Line of credit.....................................................................       29,500       31,030
                                                                                       -----------  -----------
                                                                                            37,987       39,068
                                                                                       -----------  -----------
Asset Management
  Accounts payable and accrued expenses..............................................        3,051       12,282
  Lines of credit....................................................................           --        7,404
  CMO bonds, net, and related liabilities............................................      123,500      256,347
                                                                                       -----------  -----------
                                                                                           126,551      276,033
                                                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes K, L and N).....................................           --           --
    Total Liabilities................................................................      601,012      693,312
                                                                                       -----------  -----------
MINORITY INTEREST....................................................................           --        1,450
                                                                                       -----------  -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued.........           --           --
  Common Stock, $.01 par value; 100,000,000 shares authorized; 20,914,000 and
   20,425,000 shares issued, respectively, at December 31, 1993 and 1992.............          209          204
  Additional paid-in capital.........................................................      133,455      132,332
  Retained earnings..................................................................       57,879       32,162
                                                                                       -----------  -----------
                                                                                           191,543      164,698
  Less treasury stock, at cost; 2,664,000 and 103,000 shares, respectively, at
   December 31, 1993 and 1992........................................................      (15,689)        (516)
                                                                                       -----------  -----------
    Total Stockholders' Equity.......................................................      175,854      164,182
                                                                                       -----------  -----------
    Total Liabilities and Stockholders' Equity.......................................  $   776,866  $   858,944
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Home Building............................................................  $   596,813  $   423,131  $   319,077
  Mortgage Lending.........................................................       19,725       19,344       10,343
  Asset Management.........................................................       33,162       66,597       89,526
  Corporate................................................................        2,376        2,496        3,286
                                                                             -----------  -----------  -----------
    Total Revenues.........................................................      652,076      511,568      422,232
                                                                             -----------  -----------  -----------
COSTS AND EXPENSES:
  Home Building............................................................      574,317      405,570      319,511
  Mortgage Lending.........................................................       12,217       10,114        7,648
  Asset Management.........................................................       24,166       57,897       76,666
  Corporate general and administrative.....................................       14,890       18,108       19,621
  Corporate and home building interest.....................................       11,454       13,359       12,905
                                                                             -----------  -----------  -----------
    Total Expenses.........................................................      637,044      505,048      436,351
                                                                             -----------  -----------  -----------
Income (loss) before income taxes, extraordinary gain (loss) and cumulative
 effect of accounting change...............................................       15,032        6,520      (14,119)
Provision (benefit) for income taxes.......................................        4,976        1,755       (1,216)
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary gain (loss) and cumulative effect of
 accounting change.........................................................       10,056        4,765      (12,903)
Extraordinary gain (loss) from early extinguishment of debt, net of income
 taxes (benefit) of: 1993, $9,967; 1992, ($1,346); 1991, $7,629............       15,823       (2,613)      14,809
Cumulative effect of accounting change.....................................           --        1,700           --
                                                                             -----------  -----------  -----------
NET INCOME.................................................................  $    25,879  $     3,852  $     1,906
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
EARNINGS (LOSS) PER SHARE
  Income (loss) before extraordinary gain (loss) and cumulative effect of
   accounting change.......................................................  $       .45  $       .22  $      (.62)
  Extraordinary gain (loss) from early extinguishment of debt..............          .71         (.12)         .71
  Cumulative effect of accounting change...................................           --          .08           --
                                                                             -----------  -----------  -----------
  Net Income...............................................................  $      1.16  $       .18  $       .09
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
WEIGHTED-AVERAGE SHARES OUTSTANDING........................................       22,340       21,850       20,985
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ADDITIONAL
                                                         COMMON       PAID-IN    RETAINED    TREASURY
                                                          STOCK       CAPITAL    EARNINGS     STOCK        TOTAL
                                                       -----------  -----------  ---------  ----------  -----------
                                                                              (IN THOUSANDS)
BALANCES -- JANUARY 1, 1990..........................   $     202   $   131,858  $  30,741  $   (5,540) $   157,261
  Shares issued......................................          --             2     (4,222)      5,044          824
  Net unrealized gain on marketable securities.......          --            --        497          --          497
  Net income.........................................          --            --      1,906          --        1,906
                                                            -----   -----------  ---------  ----------  -----------
BALANCES -- DECEMBER 31, 1991........................         202       131,860     28,922        (496)     160,488
  Shares issued......................................           2           241         --          --          243
  Shares reacquired..................................          --            --         --         (20)         (20)
  Net unrealized loss on marketable securities.......          --            --       (612)         --         (612)
  Non-qualified stock options exercised..............          --           231         --          --          231
  Net income.........................................          --            --      3,852          --        3,852
                                                            -----   -----------  ---------  ----------  -----------
BALANCES -- DECEMBER 31, 1992........................         204       132,332     32,162        (516)     164,182
  Shares issued......................................           5           430         --          --          435
  Shares reacquired..................................          --            --         --     (15,173)     (15,173)
  Net unrealized loss on marketable securities.......          --            --       (162)         --         (162)
  Non-qualified stock options exercised..............          --           693         --          --          693
  Net income.........................................          --            --     25,879          --       25,879
                                                            -----   -----------  ---------  ----------  -----------
BALANCES -- DECEMBER 31, 1993........................   $     209   $   133,455  $  57,879  $  (15,689) $   175,854
                                                            -----   -----------  ---------  ----------  -----------
                                                            -----   -----------  ---------  ----------  -----------

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income...............................................................  $    25,879  $     3,852  $     1,906
  Adjustments To Reconcile Net Income To Net Cash Provided By Operating
   Activities:
    Extraordinary (gain) loss from early extinguishment of debt............      (25,790)       3,959      (22,438)
    Gains on sale of mortgage-related assets...............................       (7,505)      (8,169)          --
    Depreciation and amortization..........................................        8,038        8,161        8,073
    Asset valuation reserves...............................................           --           --       11,500
    Equity CMO Interest valuation adjustments..............................        3,100        3,529        3,229
  Net Changes In Assets And Liabilities:
    Mortgage loans held in inventory.......................................       (8,773)      (1,839)     (19,223)
    Home building inventories..............................................      (45,252)       4,516       25,909
    Receivables............................................................        3,489        2,709        9,429
    Accounts payable and accrued expenses..................................       25,262       26,089       17,859
    Deferred income taxes..................................................       (4,151)     (20,696)      (8,280)
    Other, net.............................................................       (8,534)      (5,750)      (2,891)
                                                                             -----------  -----------  -----------
Net Cash Provided By (Used In) Operating Activities........................      (34,237)      16,361       25,073
                                                                             -----------  -----------  -----------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments.....................................  $    95,209  $   209,996  $   122,058
    Sales..................................................................       47,060       82,528        3,420
  Distributions of Capital From Equity CMO Interests.......................        7,403       13,648        4,486
  CMO Bond
    Purchase...............................................................           --       (7,367)          --
    Principal payments.....................................................        7,114          709           --
  Changes in Investments and Marketable Securities, net....................       12,000      (12,000)          --
  Changes in Investment in Metropolitan District Bonds.....................       (8,700)      (2,700)          --
  Changes in Restricted Cash...............................................       13,071        7,847       (7,007)
  Other, net...............................................................       (4,076)      (1,780)      (1,318)
                                                                             -----------  -----------  -----------
Net Cash Provided By Investing Activities..................................      169,081      290,881      121,639
                                                                             -----------  -----------  -----------
FINANCING ACTIVITIES:
  CMO Bonds -- Principal Payments..........................................  $  (139,658) $  (281,326) $  (109,849)
  Lines of Credit
    Advances...............................................................      352,410      165,911      145,083
    Principal payments.....................................................     (365,387)    (150,462)    (157,519)
  Senior and Subordinated Notes
    Net Proceeds...........................................................      204,013           --           --
    Repurchase.............................................................           --           --       (6,225)
    Payments...............................................................      (54,498)          --           --
  Notes Payable
    Borrowings.............................................................       79,329       38,960       44,186
    Principal payments.....................................................      (93,236)     (63,959)     (60,797)
  Restructured Notes Payable principal payments and repurchase.............      (99,704)      (4,194)      (1,050)
  Treasury stock purchase..................................................      (15,173)          --           --
  Other....................................................................         (965)         223            2
                                                                             -----------  -----------  -----------
Net Cash Used In Financing Activities......................................     (132,869)    (294,847)    (146,169)
                                                                             -----------  -----------  -----------
Net Increase In Cash And Cash Equivalents..................................        1,975       12,395          543
Cash And Cash Equivalents
  Beginning Of Year........................................................       61,028       48,633       48,090
                                                                             -----------  -----------  -----------
  End Of Year..............................................................  $    63,003  $    61,028  $    48,633
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1993       1992       1991
                                                                                 ---------  ---------  ---------
                                                                                         (IN THOUSANDS)
Cash paid during the period for:
  Interest, net of amounts capitalized.........................................  $  29,499  $  66,962  $  86,728
  Income taxes.................................................................      8,245      4,186      2,818
                                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Home building land inventory purchases financed by seller......................  $  13,250  $   8,213  $   7,224
Home building land inventory sales financed by MDC.............................      2,835      2,392        700
Sale of mortgage-related assets, subject to related liabilities
  Mortgage Collateral and related assets.......................................         --     92,305         --
  CMO bonds and related liabilities............................................         --     91,300         --
Settlement of civil claims
  Mortgage Collateral and related assets.......................................         --     98,927         --
  CMO bonds and related liabilities............................................         --     71,550         --
  Notes payable and other liabilities..........................................         --     23,490         --
Purchase of metropolitan district bonds in exchange for reduction in
 receivables...................................................................         --      2,395         --
Abandonment of properties collateralizing non-recourse notes payable
  Inventories..................................................................         --        590      8,762
  Rental properties............................................................         --         --     14,276
  Notes payable................................................................         --        500     29,831
  Accrued interest and other liabilities.......................................         --        130      1,470
Home building land inventory purchased from a 50%-owned joint venture and
 financed by the joint venture.................................................         --         --      7,680
Issuance of 1,000,000 shares of treasury stock to Executive Life in connection
 with a partnership transaction................................................         --         --        822

                See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company") include the accounts of MDC and its wholly-owned and majority-owned subsidiaries. Investments in 50% or less owned limited partnerships, joint ventures and ownership interests ("CMO Ownership Interests") in collateralized mortgage obligation ("CMO bonds")
issuances are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

    In the home building segment of its operations, MDC designs, constructs and sells residential housing and, to a lesser extent, acquires and develops land for use in its home building operations and for sale to others.

    MDC's mortgage lending operations are conducted by HomeAmerican Mortgage Corporation ("HomeAmerican"), which provides mortgage loans for MDC home buyers as well as for others. Substantially all of the mortgage loans originated by HomeAmerican, as well as mortgage loans purchased from unaffiliated loan correspondents, subsequently are sold to private investors. Additionally, HomeAmerican sells mortgage loan servicing.

    MDC's mortgage-related asset management operations enable MDC to (i) manage the day-to-day operations of Asset Investors Corporation ("Asset Investors");
(ii) manage the day-to-day operations of Commercial Assets, Inc.; (iii) invest in CMO Ownership Interests; and (iv) own interests in various other investments.

  HOME BUILDING.

    INVENTORIES. Inventories are stated at the lower of cost or net realizable value and include interest capitalized during the period of active development and through the completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects actively being developed. Land and related costs are transferred to housing inventory when construction commences.

    Net realizable value is based on the Company's plans for development and build out of each project using estimated sales prices less estimated costs to complete (which includes interest anticipated to be capitalized during active development) and sell the project. Net realizable value does not purport, for a specific project, to represent the current sales price that the Company could obtain from third parties for such properties and projects at their current stage of development. Management believes that its assumptions as to projected demand are reasonable based on present economic conditions and that financing will be available to enable the Company to realize the carrying value of its
home   building  inventories  consistent  with  its  plans  for  build  out  and development. At December 31, 1993 and 1992, inventory valuation reserves totalled $40,829,000 and $47,100,000, respectively.

    REVENUE AND PROFIT RECOGNITION. Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after the sale.

  MORTGAGE LENDING.

    RESTRICTED CASH. Restricted cash represents cash pledged to support certain letters of credit.

    MORTGAGE LOANS HELD IN INVENTORY.   The Company generally purchases  forward
commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) aggregate cost or market based upon such commitments for loans to be delivered into such commitments or prevailing market for uncommitted loans. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

    REVENUE RECOGNITION. Loan origination fees in excess of origination costs incurred and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

  ASSET MANAGEMENT.

    RESTRICTED CASH.   Restricted cash  represents mortgage  loan principal  and
interest receipts held pending distribution to holders of CMO bonds.

    EQUITY CMO INTERESTS. MDC owns a 49.999% ownership interest in seven CMO Ownership Interests which are accounted for on the equity method (collectively, "Equity CMO Interests"). Each ownership interest includes one or more variable-rate bond classes for which the interest rate is reset monthly or quarterly based on the London interbank offered rate ("LIBOR") on Eurodollar deposits.

    MDC's Equity CMO Interests are carried at the lower of cost or undiscounted projected excess cash flow ("Projected Excess Cash Flow"). Projected Excess Cash Flow is computed using estimates of future mortgage principal prepayment rates and LIBOR, assuming that the CMO bonds will be redeemed at the latter of the first optional redemption date or the date on which the Projected Excess Cash Flow becomes negative. These estimates of mortgage prepayment rates and LIBOR are based upon published rates which the Company believes to be reasonable over the economic life of the CMO Ownership Interests. The amount of Projected Excess Cash Flow the Company anticipates it will receive from its Equity CMO Interests is uncertain and may be subject to wide variation from the actual excess cash flows received depending primarily upon the rate and timing of prepayments on the underlying mortgage collateral and changes in LIBOR.

    To the extent Projected Excess Cash Flow is less than carrying cost, a valuation adjustment is recorded. These valuation adjustments provide for estimated losses to be recognized by the related CMO Ownership Interests subsequent to the date on which the valuation adjustments were taken, and the Company's share of such losses have been, and will in the future be, charged against these valuation adjustments as they occur.

    MORTGAGE COLLATERAL AND RELATED ASSETS. Mortgage Collateral (as defined in Note F) and other mortgage-related assets held for long-term investment are recorded at cost (outstanding principal balance, net of unamortized premium or discount). Mortgage certificates are repaid through the pass through of principal payments from the mortgage loans collateralizing these certificates or, in the event of default by the borrower, proceeds from the sale of the underlying property and/or mortgage insurance proceeds. Conventional mortgage loans collateralizing CMO bonds have private mortgage insurance.

    AMORTIZATION OF PREMIUMS AND DISCOUNTS. Premiums and discounts on Mortgage Collateral and original issue discounts on CMO bonds are amortized over their respective estimated lives based upon a method which provides a constant effective yield and assumes an estimated principal prepayment rate which is adjusted prospectively for actual experience.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  GENERAL.

    CASH AND CASH EQUIVALENTS. The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments such as commercial paper and repurchase agreements which are included in cash and cash equivalents in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

    INVESTMENTS AND MARKETABLE SECURITIES. Investments and marketable securities consist of (i) investments in marketable preferred shares carried at cost, which approximates market; and (ii) other marketable equity securities which are carried at market. The marketable preferred shares are readily salable instruments which will be redeemed pursuant to their terms within a maximum of 49 days from acquisition. Dividend income from these investments is recorded as earned.

    PROPERTY AND EQUIPMENT. Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

    INCOME  TAXES.   Effective as  of January 1,  1992, the  Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which supersedes SFAS No. 96.

    EARNINGS PER SHARE. Earnings per share is computed by dividing net income by the weighted-average number of common and common equivalent shares outstanding. The difference between primary and fully-diluted earnings per share is not significant for any of the periods presented.

    RECLASSIFICATIONS.    Certain  amounts  in the  1992  and  1991 consolidated
financial statements have been reclassified to conform to the 1993 presentation.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  INFORMATION ON BUSINESS SEGMENTS
    The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1993        1992        1991
                                                                                ----------  ----------  ----------
Home Building
  Home sales..................................................................  $  587,887  $  417,190  $  316,229
  Land sales..................................................................       7,441       5,800       2,584
  Other revenues..............................................................       1,485         141         264
                                                                                ----------  ----------  ----------
                                                                                   596,813     423,131     319,077
                                                                                ----------  ----------  ----------
  Home cost of sales..........................................................     504,136     355,012     266,961
  Land cost of sales..........................................................       7,864       5,826       1,916
  Inventory valuation reserves................................................          --          --      11,000
  Marketing...................................................................      34,820      26,203      21,147
  General and administrative..................................................      27,497      18,529      18,487
                                                                                ----------  ----------  ----------
                                                                                   574,317     405,570     319,511
                                                                                ----------  ----------  ----------
    Operating Profit (Loss)...................................................      22,496      17,561        (434)
                                                                                ----------  ----------  ----------
Mortgage Lending
  Interest revenues...........................................................       4,769       5,000       3,990
  Origination fees............................................................       6,171       4,195       2,859
  Sale of mortgage servicing..................................................       4,235       8,359       2,004
  Gains (losses) on sales of mortgage loans, net..............................       2,864         267        (189)
  Mortgage servicing and other................................................       1,686       1,523       1,679
                                                                                ----------  ----------  ----------
                                                                                    19,725      19,344      10,343
                                                                                ----------  ----------  ----------
  Interest expense............................................................       1,631       1,733       1,371
  General and administrative..................................................      10,586       8,381       6,277
                                                                                ----------  ----------  ----------
                                                                                    12,217      10,114       7,648
                                                                                ----------  ----------  ----------
    Operating Profit..........................................................       7,508       9,230       2,695
                                                                                ----------  ----------  ----------
Asset Management
  Interest revenues...........................................................      21,722      56,167      81,330
  Gains on sales of mortgage-related assets...................................       7,505       8,169          --
  Management fees and other...................................................       5,073       3,399       9,334
                                                                                ----------  ----------  ----------
                                                                                    34,300      67,735      90,664
                                                                                ----------  ----------  ----------
  Interest expense............................................................      18,118      50,513      75,943
  Equity in losses (earnings) of Equity CMO Interests, net....................       3,100       4,166      (5,856)
  General and administrative..................................................       2,948       3,218       6,579
                                                                                ----------  ----------  ----------
                                                                                    24,166      57,897      76,666
                                                                                ----------  ----------  ----------
    Operating Profit..........................................................      10,134       9,838      13,998
                                                                                ----------  ----------  ----------
Corporate
  Other revenues..............................................................       2,376       2,496       3,286
                                                                                ----------  ----------  ----------
  Interest expense............................................................      12,592      14,497      14,043
  Asset valuation reserves....................................................          --          --         500
  General and administrative..................................................      14,890      18,108      19,121
                                                                                ----------  ----------  ----------
                                                                                    27,482      32,605      33,664
                                                                                ----------  ----------  ----------
    Net Corporate Expenses....................................................     (25,106)    (30,109)    (30,378)
                                                                                ----------  ----------  ----------
Intersegment Eliminations
  Asset management interest revenue...........................................      (1,138)     (1,138)     (1,138)
                                                                                ----------  ----------  ----------
  Corporate interest expense..................................................      (1,138)     (1,138)     (1,138)
                                                                                ----------  ----------  ----------
                                                                                        --          --          --
                                                                                ----------  ----------  ----------
Income (Loss) Before Income Taxes, Extraordinary Gain (Loss) And Cumulative
 Effect of Accounting Change..................................................  $   15,032  $    6,520  $  (14,119)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.  INFORMATION ON BUSINESS SEGMENTS (CONTINUED)
    Identifiable segment assets at December 31, 1993 and 1992 totalled $484,354,000 and $420,212,000, respectively, in the home building segment; $75,541,000 and $68,119,000, respectively, in the mortgage lending segment; $152,897,000 and $316,149,000, respectively, in the asset management segment; and $76,173,000 and $69,053,000, respectively, in corporate. These assets, net of intersegment eliminations of ($12,099,000) and ($14,589,000), respectively, at December 31, 1993 and 1992, totalled $776,866,000 and $858,944,000, respectively.

    Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1993, 1992 and 1991 were not material.

C.  PURCHASE OF ASSETS
    In December 1993, as part of the use of proceeds in the 1993 Offering described in Note H, the Company purchased from Base Assets Trust ("Base Assets") (i) 1,990 shares (19.9%) of Richmond Homes, Inc. I (the Company's consolidated affiliate which conducts substantially all of the Company's home building activities in Colorado, "Richmond Homes") common stock; (ii) 1,400 shares of Class A Preferred Stock of Richmond Homes; (iii) a general partnership interest in Rock Creek Investment Partnership, a partnership in which Richmond Homes is also a partner; and (iv) 2,560,866 shares of Common Stock of MDC (collectively, the "Base Assets Purchase Securities").

    MDC paid $16,038,000 in cash for all of the Base Assets Purchase Securities other than the shares of Common Stock of MDC. The consideration paid for the Base Assets Purchase Securities, other than the shares of Common Stock of MDC, was allocated to the assets received to the extent of their fair value. The consideration paid in excess of the fair value was accounted for as a part of the reacquisition price of the Restructured Notes Payable which were repurchased in related transactions. See Note H. The per share purchase price for the shares of MDC Common Stock was approximately $5.93 which was based on closing prices of the Company's Common Stock reported on the New York Stock Exchange for certain trading days preceding the closing date of the 1993 Offering. Upon completion of the purchase by MDC of the Base Assets Purchase Securities, MDC owned 65% of the outstanding Richmond Homes common stock and 100% of the Richmond Homes preferred stock outstanding at December 31, 1993.

    On February 2, 1994, MDC acquired the remaining 35% of the outstanding shares of Richmond Homes common stock which was owned by Messrs. Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President -- Real Estate of the Company). In exchange for these shares of Richmond Homes common stock, Messrs. Mizel and Mandarich were issued an aggregate of 608,695 shares of Common Stock of MDC. As of February 2, 1994, MDC owns 100% of the equity of Richmond Homes.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.  MORTGAGE LOANS HELD IN INVENTORY
    Mortgage loans held in inventory consist of (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1993       1992
                                                                      ---------  ---------
First mortgage loans
  Conventional......................................................  $  32,182  $  25,359
  FHA and VA........................................................     36,913     32,793
                                                                      ---------  ---------
                                                                         69,095     58,152
Less
  Unamortized discounts.............................................       (177)      (420)
  Deferred fees.....................................................       (205)      (142)
  Allowance for loan losses.........................................       (648)      (564)
                                                                      ---------  ---------
    Total...........................................................  $  68,065  $  57,026
                                                                      ---------  ---------
                                                                      ---------  ---------

    Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.1% and 8.0%, respectively, at December 31, 1993 and 1992.

E.  EQUITY CMO INTERESTS
    The unaudited condensed financial information of the Equity CMO Interests is set forth below. The information provided includes 100% of the gross assets and liabilities comprising these interests (in thousands).

                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1993         1992
                                                                             -----------  -----------
Condensed Combined Summarized Financial Condition (100%)
  Assets...................................................................  $   422,338  $   758,282
  Liabilities..............................................................      398,048      710,616
                                                                             -----------  -----------
  Net Assets...............................................................  $    24,290  $    47,666
                                                                             -----------  -----------
                                                                             -----------  -----------
MDC's Share of Net Assets (Net of Valuation Allowances of $5,718 and $6,903
 at December 31, 1993 and 1992, respectively)..............................  $     6,427  $    16,930
                                                                             -----------  -----------
                                                                             -----------  -----------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E.  EQUITY CMO INTERESTS (CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                 1993        1992        1991
                                                                              ----------  ----------  -----------
Condensed Combined Operating Results (100%)
  Earnings before premium/discount amortization
    Interest and other revenues.............................................  $   51,231  $   90,532  $   127,920
    Interest and other expenses.............................................      40,330      69,277      101,476
                                                                              ----------  ----------  -----------
                                                                                  10,901      21,255       26,444
  Premium/discount amortization.............................................     (19,471)    (27,377)      (8,273)
                                                                              ----------  ----------  -----------
Net Earnings (Loss).........................................................  $   (8,570) $   (6,122) $    18,171
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------
Equity in Earnings (Losses) of Equity CMO Interests Before Valuation
 Adjustments                                                                  $       --  $     (637) $     9,085
Valuation Adjustments.......................................................      (3,100)     (3,529)      (3,229)
                                                                              ----------  ----------  -----------
Equity in Earnings (Losses) of Equity CMO Interests, Net of Valuation
 Adjustments................................................................  $   (3,100) $   (4,166) $     5,856
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

    MDC's share of Net Losses for the years ended December 31, 1993 and 1992 was $4,285,000 and $3,061,000, respectively, of which $4,285,000 and $2,424,000 was charged against valuation allowances.

F. MORTGAGE COLLATERAL AND RELATED ASSETS AND CMO BONDS AND RELATED LIABILITIES CMO bonds consist of borrowings from mortgage-backed bond issuers
(representing portions of the net proceeds of CMO bonds) as well as CMO bonds issued by the asset management segment and other non-related entities. CMO bonds are collateralized by mortgage loans and investments in mortgage certificates guaranteed by the Government National Mortgage Association ("GNMA") and mortgage certificates issued and guaranteed by the Federal National Mortgage Association ("FNMA") (such mortgage loans and mortgage certificates collateralizing CMO bonds collectively are referred to as "Mortgage Collateral"). Principal and interest payments on CMO bonds are payable only from the cash flow from the Mortgage Collateral plus any reinvestment income earned (cash flows from the Mortgage Collateral are reinvested until the next payment date of such CMO bonds). MDC and its other subsidiaries and affiliates are not guarantors, nor are they otherwise obligated, with respect to such CMO bonds. The cash flow from the Mortgage Collateral relating to each CMO issuance and the reinvestment income thereon are held by a trustee prior to making distributions required by the related indenture. Each CMO issuance is redeemable prior to stated maturity at the option of the issuer thereof, pursuant to the terms of related indenture.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. MORTGAGE COLLATERAL AND RELATED ASSETS AND CMO BONDS AND RELATED LIABILITIES (CONTINUED)
    The following assets and liabilities are held by trustees (in thousands):

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1993         1992
                                                                   -----------  -----------
Assets
  Restricted cash................................................  $    15,071  $    25,658
  Interest and other receivables.................................        1,428        2,367
  Mortgage-backed securities
    FNMA certificates............................................       22,962       48,274
    GNMA certificates............................................       56,590      121,496
  Conventional mortgage loans....................................       36,135       76,215
  Unamortized discounts and premiums, net........................       (1,189)      (3,103)
  Other assets...................................................        3,169        4,560
                                                                   -----------  -----------
Total Mortgage Collateral and Related Assets.....................      134,166      275,467
                                                                   -----------  -----------
Liabilities
  Accounts payable and accrued interest..........................        3,470        5,494
  CMO bonds......................................................      120,818      252,693
  Unamortized discounts..........................................         (788)      (1,840)
                                                                   -----------  -----------
Total CMO Bonds and Related Liabilities..........................      123,500      256,347
                                                                   -----------  -----------
Net Assets.......................................................  $    10,666  $    19,120
                                                                   -----------  -----------
                                                                   -----------  -----------

    The weighted-average effective yield on the Mortgage Collateral was approximately 9.9% at December 31, 1993 and 1992. CMO bonds mature through 2019 and bear interest at weighted-average rates of 10.0% and 10.5%, respectively, at December 31, 1993 and 1992.

    The timing of principal payments on CMO bonds is uncertain and is dependent on the regular principal payments and prepayments of principal on the Mortgage Collateral and the adequacy of both the reserve funds and the remaining coverage under the primary blanket mortgage insurance policies. Prepayment rates will vary widely depending on long-term mortgage interest rates.

    In 1993, MDC sold, at a premium, Mortgage Collateral totalling $44,735,000. The proceeds from these sales were utilized to redeem in full the related outstanding CMO bonds which totalled $44,375,000. These sales, net of redemptions, resulted in pre-tax gains totalling $2,129,000.

    In 1992, MDC sold, at a premium, Mortgage Collateral totalling $73,345,000. The proceeds from these sales were utilized to redeem in full the related outstanding CMO bonds which totalled $74,021,000. Additionally, in 1992, the Company sold, at a premium, Mortgage Collateral and related assets totalling $92,305,000 subject to the related CMO bonds and related liabilities totalling $91,300,000. The above sales resulted in pre-tax gains totalling $8,169,000. The redemption of the $74,021,000 of CMO bonds resulted in an aggregate extraordinary loss on the early extinguishment of debt of $2,851,000, net of an income tax benefit of $1,469,000.

G.  LINES OF CREDIT

    HOME BUILDING. The aggregate amount of MDC's home building bank lines of credit at December 31, 1993 was $65,000,000. Available borrowings under these bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At December 31, 1993, $24,645,000 was borrowed and an additional $35,418,000 was collateralized and available to be borrowed. At December 31, 1993, the weighted-average interest rate of the lines of credit was 7.0%.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G.  LINES OF CREDIT (CONTINUED)
    MORTGAGE LENDING. The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1993, was $75,000,000. Available borrowings under this bank line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1993, $29,500,000 was borrowed and an additional $21,631,000 was collateralized and available to be borrowed. The mortgage lending line of credit is cancellable upon 90 days' notice. At December 31, 1993, the weighted-average interest rate of the line was 2.6%.

    GENERAL. The agreements for the Company's bank lines of credit include representations, warranties and covenants, the most restrictive of which require that (i) the Company maintain certain financial ratios and minimum stockholders' equity of $140,000,000; (ii) no proceedings exist which may have a material adverse effect on the Company; and (iii) there be no material adverse change in the financial condition of the Company which would impair the Company's ability to repay loans.

H. NOTES PAYABLE

    SENIOR  NOTES  AND  SUBORDINATED  NOTES.   The  Senior  Notes  (as hereafter
defined) and the senior subordinated and subordinated notes (collectively, the "Subordinated Notes") consist of (in thousands):

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                       1993        1992
                                                                    -----------  ---------
Senior Notes
  11 1/8% Senior Notes due December 2003 (effective rate 12.3%)...  $   187,199  $      --
                                                                    -----------  ---------
                                                                    -----------  ---------
Subordinated Notes
  8 3/4% Convertible Subordinated Notes due December 2005,
   convertible into Common Stock at $7.75 per common share
   (effective rate 9.5%)..........................................  $    28,000  $      --
  6.64% Subordinated Fixed-Rate Notes due April 1998 (effective
   rate 6.7%).....................................................       10,213     10,208
  7% Subordinated Notes due April 1993............................           --      1,331
  10 1/2% Subordinated Notes due April 1995.......................           --        327
  11 1/4% Senior Subordinated Notes due May 1996..................           --     51,092
                                                                    -----------  ---------
                                                                    $    38,213  $  62,958
                                                                    -----------  ---------
                                                                    -----------  ---------

    In December 1993, the Company completed a private placement (the "1993 Offering") of $190,000,000 principal amount of 11 1/8% Senior Notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% Convertible Subordinated Notes due 2005 (the "Convertible Subordinated Notes"). The Senior Notes were sold at 98.525% of par value. The Convertible Subordinated Notes were sold at par value and are convertible into MDC Common Stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. A portion of the proceeds of the 1993 Offering was utilized to redeem the 11 1/4% senior subordinated notes due May 1996 at par value, resulting in an extraordinary loss on the early extinguishment of debt of $855,000, net of an income tax benefit of $538,000.

    The Senior Notes are guaranteed, fully and unconditionally, and jointly and severally on an unsecured subordinated basis (the "Guaranties") by most of the Company's home building segment subsidiaries (the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness as defined in the indenture pursuant to which the Senior Notes are issued (the "Senior Notes

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. NOTES PAYABLE (CONTINUED)
Indenture"). In addition, the Senior Notes are secured by a first priority pledge of the capital stock of most of the Guarantors plus the capital stock of HomeAmerican. The Senior Notes Indenture contains certain covenants which, among other things, limit (i) the incurrence of additional Indebtedness (as defined) by the Company and Restricted Subsidiaries (as defined); (ii) the payment of dividends; (iii) the repurchase of capital stock or subordinated indebtedness;
(iv) the making of certain other distributions, loans and investments; (v) the ability to create certain Liens (as defined); (vi) the creation of restrictions on the ability of the Restricted Subsidiaries to make payments to the Company; and (vii) the ability to enter into transactions with Affiliates (as defined) or merge, consolidate or transfer substantially all of the Company's or a Guarantor's assets. At December 31, 1993, the Company was in compliance with all covenants.

    The Company, as of April 1, 1993, exchanged its $10,230,000 principal amount subordinated exchangeable variable-rate notes due July 1994 for five-year subordinated fixed-rate notes. The new notes bear interest at 6.64%, payable quarterly, and mature on April 1, 1998. The Company also redeemed its $355,000 principal amount 10 1/2% subordinated notes due April 1995 at par on March 31, 1993. On April 15, 1993, the Company's 7% subordinated notes totalling $1,355,000 matured and were paid in full.

    During   1991,  MDC   repurchased  $21,850,000   principal  amount   of  its
Subordinated Notes, resulting in extraordinary gains on the early extinguishment of debt of $9,479,000, net of income taxes of $4,696,000.

    RESTRUCTURED NOTES PAYABLE. All of the restructured notes payable (the "Restructured Notes Payable") outstanding were repurchased by the Company in December 1993 and January 1994 with a portion of the proceeds from the 1993 Offering. The consideration paid for the Restructured Notes Payable plus certain reacquisition costs described in Note C resulted in an extraordinary gain on the early extinguishment of debt of $16,708,000, net of income taxes of $10,526,000.

    Beginning January 1, 1992, interest was payable on the Restructured Notes Payable on a quarterly basis based upon the number of home sales closed by MDC's home building segment ($1,750 of interest per home sale closed up to 3,000 in a year and $2,500 of interest for each additional home sale closed in such year).

    OTHER  NOTES PAYABLE.   Notes payable  other than the  notes discussed above
consist principally of loans collateralized by real estate, mortgage loans and a building. These notes bear interest at rates ranging from 7.0% to 10.5%.

    GENERAL. The aggregate net carrying value of the assets collateralizing all of the aforementioned debt totalled approximately $140,000,000 at December 31, 1993.

    The following table sets forth the scheduled principal payments on notes payable at December 31, 1993 (in thousands):

1994.....................................................  $  28,684
1995.....................................................     16,412
1996.....................................................      9,109
1997.....................................................      3,030
1998.....................................................     13,321
Thereafter...............................................    223,722

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.  STOCKHOLDERS' EQUITY

  STOCK OPTIONS.

    In April 1993, the Board of Directors of the Company adopted incentive plans (the "Plans") to replace the 1983 Incentive Stock Option Plan and the 1983 Non-Qualified Stock Option Plan, each of which expired in January 1993. At the Annual Meeting of Stockholders held June 18, 1993, the Plans were approved. A summary of the Plans follows:

    EMPLOYEE EQUITY INCENTIVE PLAN. The Employee Equity Incentive Plan (the "Employee Plan") provides for an initial authorization of 2,100,000 shares of Common Stock for issuance thereunder plus an additional annual authorization equal to 10% of the then authorized shares of Common Stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive stock options granted under this plan are exercisable at prices greater than or equal to the market value on the date of grant over periods of up to six years. Non-statutory options granted under this plan have discretionary exercise prices and are exercisable over periods of up to six years.

    DIRECTOR EQUITY INCENTIVE PLAN. Under the Director Equity Incentive Plan (the "Director Plan"), non-employee directors of the Company will be entitled to receive stock options. The Director Plan provides for an initial authorization of 300,000 shares of Common Stock for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of Common Stock under the Director Plan. Each option granted under the Director Plan will expire five years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the Common Stock on the date of grant of the option.

    A summary of the changes in options during each of the three years ended December 31, 1993 is as follows (in shares of MDC Common Stock):

Outstanding -- January 1, 1991(1)......................................   2,481,745
  Exercised at $.28125.................................................      (5,000)
  Granted -- prices ranging from $.8125 to $1.625......................   1,040,514
  Cancelled............................................................    (971,989)
                                                                         ----------
Outstanding -- December 31, 1991.......................................   2,545,270
  Exercised at prices ranging from $.28125 to $1.875...................    (256,850)
  Granted -- prices ranging from $3.00 to $3.375.......................     490,000
  Cancelled............................................................    (179,983)
                                                                         ----------
Outstanding -- December 31, 1992.......................................   2,598,437
  Exercised at prices ranging from $.28125 to $1.875...................    (489,938)
  Granted at prices ranging from $3.875 to $6.000......................   1,185,000
  Cancelled............................................................     (92,125)
                                                                         ----------
Outstanding -- December 31, 1993.......................................   3,201,374
                                                                         ----------
                                                                         ----------
Exercise prices of outstanding options at December 31, 1993............  $.28125 to
                                                                         $    6.000
                                                                         ----------
                                                                         ----------
Exercisable at December 31, 1993.......................................   1,861,124
                                                                         ----------
                                                                         ----------
Reserved for issuance at December 31, 1993.............................   1,265,000
                                                                         ----------
                                                                         ----------

- - ------------------------
(1)   In  February  1991,  the   Company  exchanged  approximately  452,000   in
      outstanding options for new options under similar programs. The new options are exercisable at the closing price of the Company's Common Stock on the New York Stock Exchange, Inc. on the date of the exchange.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.  STOCKHOLDERS' EQUITY (CONTINUED)
  STOCK ISSUANCE.

    In connection with a 1991 partnership transaction between the Company and Executive Life Insurance Company ("Executive Life"), 1,000,000 shares of MDC Common Stock held in treasury were issued by MDC to Executive Life as additional consideration for participating in the partnership. A charge to retained earnings of $4,222,000 was recorded for the difference between the estimated market value of the shares and their cost basis.

J.  INTEREST
    Interest activity is set forth below (in thousands):

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
Interest capitalized in home building inventory, beginning of
 year............................................................  $    48,440  $    58,383  $    63,290
Interest incurred
  Corporate and home building....................................       25,505       24,802       25,534
  Mortgage lending...............................................        1,631        1,733        1,371
  Asset management...............................................       18,118       50,513       75,943
Interest expense
  Corporate and home building....................................      (11,454)     (13,359)     (12,905)
  Mortgage lending...............................................       (1,631)      (1,733)      (1,371)
  Asset management...............................................      (18,118)     (50,513)     (75,943)
Previously capitalized home building interest included in
  Cost of sales..................................................      (19,810)     (21,339)     (13,719)
  Abandonment of properties......................................           --          (47)      (3,817)
                                                                   -----------  -----------  -----------
Interest capitalized in home building inventory, end of year.....  $    42,681  $    48,440  $    58,383
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Home building inventories, end of year...........................  $   393,904  $   339,335  $   340,346
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

K. INCOME TAXES
    As discussed in Note A, the Company adopted SFAS No. 109 effective January 1, 1992. The cumulative effect of this change in accounting for income taxes is $1,700,000, determined as of January 1, 1992, and is reported separately in the Consolidated Statements of Income for the year ended December 31, 1992. Income taxes for the year ended December 31, 1991 are presented under SFAS No. 96.

    Total income tax expense (benefit) has been allocated as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1993       1992       1991
                                                              ---------  ---------  ---------
Tax expense (benefit) on income (loss) before income taxes,
 extraordinary gain (loss) and cumulative effect of
 accounting change..........................................  $   4,976  $   1,755  $  (1,216)
Extraordinary gain (loss)...................................      9,967     (1,346)     7,629
Stockholders' equity for compensation expense...............       (693)      (231)        --
                                                              ---------  ---------  ---------
                                                              $  14,250  $     178  $   6,413
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. INCOME TAXES (CONTINUED)
    The significant components of income tax expense (benefit) on income (loss) before income taxes, extraordinary gain (loss) and cumulative effect of accounting change consist of the following (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1993       1992       1991
                                                                        ---------  ---------  ---------
Current Tax Expense (Benefit)
  Federal.............................................................  $   6,485  $  10,371  $    (733)
  State...............................................................        853      1,070        447
                                                                        ---------  ---------  ---------
    Total Current.....................................................      7,338     11,441       (286)
                                                                        ---------  ---------  ---------
Deferred Tax Expense (Benefit)
  Federal.............................................................     (1,933)    (9,736)      (472)
  State...............................................................       (429)        50       (458)
                                                                        ---------  ---------  ---------
    Total Deferred....................................................     (2,362)    (9,686)      (930)
                                                                        ---------  ---------  ---------
Total Income Tax Expense (Benefit)....................................  $   4,976  $   1,755  $  (1,216)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The provision for income tax expense (benefit) differs from the amount which would be computed by applying the statutory federal income tax rate of 35% in 1993 and 34% in 1992 and 1991 to pre-tax income before extraordinary gain (loss) and cumulative effect of accounting change, as a result of the following (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            1993       1992       1991
                                                                          ---------  ---------  ---------
Tax expense (benefit) computed at statutory rate........................  $   5,261  $   2,216  $  (4,800)
Increase (reduction) due to:
  Losses of minority-owned affiliate resulting in no tax benefit........         --         --      2,156
  Reduction in deferred tax asset valuation allowance...................         --       (461)        --
  Permanent differences between financial statement income and taxable
   income...............................................................       (559)      (621)       862
  State income tax, net of federal benefit..............................        274        708        220
  Adjustments to prior years' income taxes..............................         --        108        265
  Other.................................................................         --       (195)        81
                                                                          ---------  ---------  ---------
Income Tax Expense (Benefit)............................................  $   4,976  $   1,755  $  (1,216)
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. INCOME TAXES (CONTINUED)
    The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1993       1992
                                                                      ---------  ---------
Gross Deferred Tax Assets:
  Investment in partnerships, Equity CMO Interests and other
   non-consolidated subsidiaries....................................  $   5,538  $  10,991
  Reserve for losses................................................      6,845      7,965
  Inventory valuation reserves......................................      8,200      7,833
  CMO impairment....................................................      2,199      2,718
  Accrued liabilities...............................................      2,594      1,852
  Property and equipment............................................        919      1,027
  Other assets, additional costs capitalized for tax purposes.......      1,825         --
                                                                      ---------  ---------
    Total gross deferred tax assets.................................     28,120     32,386
  Less valuation allowance..........................................     (2,939)    (2,939)
                                                                      ---------  ---------
    Net deferred tax assets.........................................     25,181     29,447
                                                                      ---------  ---------
Deferred Tax Liabilities:
  Inventory, additional costs capitalized for financial statement
   purposes.........................................................     12,163     21,295
  Discount on notes receivable......................................      3,182      2,759
  Deferred revenue, principally due to installment sales............      1,736      1,181
  Other.............................................................         --        263
                                                                      ---------  ---------
    Total gross deferred tax liabilities............................     17,081     25,498
                                                                      ---------  ---------
Net Deferred Tax Asset..............................................  $   8,100  $   3,949
                                                                      ---------  ---------
                                                                      ---------  ---------

    The valuation allowance for deferred tax assets as of December 31, 1993 and 1992 was $2,939,000. The December 31, 1992 amount reflects a decrease of $461,000 from the valuation allowance at January 1, 1992 of $3,400,000.

    M.D.C. Holdings, Inc. and its wholly-owned subsidiaries file a consolidated federal income tax return (the "MDC Consolidated Return"). Richmond Homes filed (or will file) separate consolidated federal income tax returns for the periods from December 28, 1989 through February 2, 1994 (the "Richmond Homes Consolidated Returns").

    The Internal Revenue Service (the "IRS") has completed its examinations of the MDC Consolidated Returns for the years 1984 through 1987 and has proposed certain adjustments to the taxable income reflected in such returns. The Company currently is protesting many of these proposed adjustments through the IRS appeals process and believes that the amount of these adjustments will be reduced as a result. In the opinion of management, adequate provision has been made for additional income taxes and interest which may arise as a result of the proposed adjustments.

    The IRS currently is examining the MDC Consolidated Returns for the years 1988 through 1990 and the Richmond Homes Consolidated Returns for the years 1989 and 1990. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest which may arise as a result of these examinations.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L.  LEGAL PROCEEDINGS

  SETTLEMENT OF WESTERN SAVINGS CIVIL MATTERS.

    In December 1993, the Resolution Trust Corporation (the "RTC"), acting in its corporate capacity and as receiver for Western Savings and Loan Association ("Western"), gave its final administrative approval to an agreement-in-principle executed between MDC and the RTC in February 1993 which provides for a settlement and mutual release of all potential civil claims between the parties and related persons relating to any of the Company's past transactions with Western.

    Under the terms of the approved agreement-in-principle, MDC would (i) pay to the RTC approximately $3,700,000 in cash plus certain interest thereon; and (ii) release its related potential claims against the RTC and Western. MDC had fully reserved for this settlement as of December 31, 1992 and does not anticipate any adverse effect on the Company's operations or financial position. The settlement remains subject to the negotiation of formal settlement documents acceptable to both MDC and the RTC and a court order determining that the settlement precludes the filing of cross-claims against MDC by various third parties.

  THRIFT INDUSTRY INVESTIGATIONS.

    The Company understands that investigations are being conducted by Federal grand juries and other government agencies in various states with regard to the failures of a number of thrifts with which MDC had business transactions during the period 1983 through mid-1988. The Company and its affiliates have received and responded to subpoenas requesting documents and information in connection with certain investigations and may in the future receive additional inquiries or subpoenas. No indictments or charges have been brought against the Company or any of its officials by any grand jury investigating the failure of any savings and loan institutions. Although the Company believes there is no basis for the imposition of criminal or civil liability in connection therewith, were any indictment or charge to be brought against the Company, there could be a material adverse effect upon the Company's financial position and liquidity.

  OTHER.

    The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition of the Company.

M. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

    CASH AND CASH  EQUIVALENTS.   For cash  and cash  equivalents, the  carrying
value is a reasonable estimate of fair value.

    INVESTMENTS  AND  MARKETABLE  SECURITIES, NET.    Investments  in marketable
equity securities are carried on the balance sheet at market value.

    INVESTMENT IN METROPOLITAN DISTRICT BONDS. Investments in metropolitan district bonds are carried on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investments is a reasonable estimate of the fair value.

    MORTGAGE LOANS HELD IN INVENTORY. The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans which have no forward commitments, loans held in inventory are stated at market. Accordingly, the carrying value is a reasonable estimate of fair value.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    MORTGAGE COLLATERAL AND RELATED ASSETS AND CMO BONDS AND RELATED LIABILITIES. Mortgage Collateral and related assets which are estimated not to be salable (under terms in indentures governing the CMO Ownership Interest) within one year are valued at par plus (minus) the discounted estimated value of the remaining cash flow (cash deficit) to be realized (paid) by MDC over the remaining economic life of the CMO Ownership Interest.

    Mortgage Collateral and related assets which are estimated to be salable (under terms in indentures governing the CMO Ownership Interest) within one year, at a profit or to minimize a loss, are valued at the estimated value of the Mortgage Collateral (less any costs necessary to effect the sale and subsequent call of the related CMO bonds) plus (minus) the discounted estimated value of the remaining cash flow (cash deficit) to be realized (paid) by MDC from December 31, 1993 to the date of estimated sale.

    CMO bonds and related liabilities are valued at call or settlement value (generally face value).

    The cash flow estimates used in determining the fair value for the Mortgage Collateral and related assets assume the liquidation of the CMO bonds and related liabilities at call or settlement dates.

    EQUITY CMO INTERESTS. Equity CMO Interests are valued at discounted estimates of projected excess cash flow determined under assumptions for prepayment speeds, LIBOR and discount rates consistent with those used by traders of residual interests in valuing similar instruments.

    INVESTMENT IN CMO BOND. Investment in the CMO Bond is valued at discounted estimates of projected excess cash flow determined under assumptions for prepayment speeds, LIBOR and discount rates consistent with those used by traders of residual interests in valuing similar instruments.

    NOTES PAYABLE AND LINES OF CREDIT. The Company's notes payable and lines of credit are at floating rates or at fixed rates which approximate current market rates and have relatively short-term maturities. Accordingly, the carrying value is a reasonable estimate of fair value.

    RESTRUCTURED NOTES PAYABLE. Cash flows related to the Restructured Notes Payable were contingent on home sales closed each year by the Company and the sale of certain lots in Colorado. The Company could not accurately predict for the next eight years all of the factors which would have impacted principal and interest payments under the Restructured Notes Payable, including, among other factors, (i) the levels of activity in the national or regional housing markets;
(ii) the number of home closings the Company would achieve each year; or (iii) which specific lots would be sold. These uncertainties, among other things, made it difficult to determine reasonable approximate yearly principal and interest payments on the Restructured Notes Payable and to determine an appropriate rate at which to discount such principal and interest payments from the Restructured Notes Payable. Accordingly, the Company concluded that the determination of an estimate of the fair value of these Restructured Notes Payable was not practicable.

    As discussed in Note H, all of the Restructured Notes Payable were repurchased by the Company in December 1993 and January 1994 at a discount to carrying value, resulting in an extraordinary gain on the early extinguishment of debt of $16,708,000, net of income taxes of $10,526,000.

    SENIOR NOTES AND SUBORDINATED NOTES. Senior Notes and Subordinated Notes are valued based on dealer quotes.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                   DECEMBER 31, 1993         DECEMBER 31, 1992
                                                                ------------------------  ------------------------
                                                                 CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                -----------  -----------  -----------  -----------
Financial assets
  Cash and cash equivalents...................................  $    63,003  $    63,003  $    61,028  $    61,028
  Investments and marketable securities, net..................          765          765       13,026       13,026
  Investment in metropolitan district bonds...................       13,795       13,795        5,095        5,095
  Mortgage loans held in inventory............................       68,065       68,065       57,026       57,026
  Mortgage Collateral, net, and related assets................      134,166      128,824      275,467      268,932
  Equity CMO Interests, net...................................        6,427        4,789       16,930       12,502
  Investment in CMO Bond......................................           --           --        6,704        7,024
Financial liabilities for which it is practicable to estimate fair value:
  Notes payable...............................................       63,265       63,265       64,074       64,074
  Lines of credit.............................................       54,145       54,145       67,122       67,122
  Senior Notes................................................      187,199      195,700           --           --
  Subordinated Notes..........................................       38,213       39,011       62,958       54,743
  CMO bonds, net, and related liabilities.....................      123,500      123,500      256,347      256,347
Financial liabilities for which it is not practicable to
 estimate fair value:
  Restructured Notes Payable..................................        2,854           --      131,681           --

N.  COMMITMENTS
    To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1993, commitments by HomeAmerican to originate mortgage loans totalled $34,243,000 at market rates of interest. At December 31, 1993, unexpired forward commitments to sell loans totalled $75,610,000.

    MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year are $2,824,000 in 1994; $1,916,000 in 1995; $1,381,000 in 1996; $719,000 in 1997; $494,000 in 1998 and $122,000 thereafter.
Rent  expense was $2,956,000, $2,731,000 and  $2,952,000 in 1993, 1992 and 1991,
respectively.


O.  SUPPLEMENTAL GUARANTOR INFORMATION


    The Senior Notes are unconditionally guaranteed on an unsecured subordinated basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II (collectively, the
"Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture). Supplemental combining financial information is presented below.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)


                                                           UNCONSOLIDATED
                                               --------------------------------------
                                                           GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                               ---------  -----------  --------------  -----------  ------------
ASSETS
Corporate
  Cash and cash equivalents..................  $  42,443   $      --     $       --     $      --    $   42,443
  Investments and marketable securities,
   net.......................................        761                          4                         765
  Investments in subsidiaries................    191,462      23,009         15,030      (229,501)           --
  Advances and notes receivable -- Parent and
   subsidiaries..............................    260,931          37         91,348      (352,316)           --
  Property and equipment, net................     10,432                                                 10,432
  Deferred income taxes......................                  8,100                                      8,100
  Deferred issue costs, net..................     11,233                                                 11,233
  Other assets, net..........................      2,715                        485                       3,200
                                               ---------  -----------  --------------  -----------  ------------
                                                 519,977      31,146        106,867      (581,817)       76,173
                                               ---------  -----------  --------------  -----------  ------------
Home Building
  Cash and cash equivalents..................                 17,792            687                      18,479
  Trade and other accounts receivable........         41       9,059            213        (3,890)        5,423
  Investment in metropolitan district
   bonds.....................................     11,400       2,395                                     13,795
  Inventories, net
    Housing completed or under
     construction............................                187,796         13,227                     201,023
    Land and land under development..........     (1,530)    153,068         40,252         1,091       192,881
  Prepaid expenses and other assets, net.....      1,312      39,728          5,400         2,423        48,863
                                               ---------  -----------  --------------  -----------  ------------
                                                  11,223     409,838         59,779          (376)      480,464
                                               ---------  -----------  --------------  -----------  ------------
Mortgage Lending
  Cash and cash equivalents..................                                 1,505                       1,505
  Restricted cash............................                                 3,400                       3,400
  Accrued interest and other assets, net.....                                 2,571                       2,571
  Mortgage loans held in inventory, net......                                68,065                      68,065
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --         75,541            --        75,541
                                               ---------  -----------  --------------  -----------  ------------
Asset Management
  Cash and cash equivalents..................                                   576                         576
  Mortgage Collateral, net, and related
   assets....................................                               134,166                     134,166
  Equity CMO Interests, net..................                                 6,427                       6,427
  Other loans and assets, net................                                 3,519                       3,519
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --        144,688            --       144,688
                                               ---------  -----------  --------------  -----------  ------------
    Total Assets.............................  $ 531,200   $ 440,984     $  386,875     $(582,193)   $  776,866
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                           UNCONSOLIDATED
                                               --------------------------------------
                                                           GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                               ---------  -----------  --------------  -----------  ------------
LIABILITIES
Corporate
  Accounts payable and accrued expenses......  $  20,564   $      --     $      282     $      --    $   20,846
  Advances and notes payable -- Parent and
   subsidiaries..............................     68,342     176,576        120,800      (365,718)           --
  Income taxes payable.......................     26,635       2,076                                     28,711
  Notes payable..............................      3,624                                                  3,624
  Senior Notes, net..........................    187,199                                                187,199
  Subordinated Notes, net....................     38,213                                                 38,213
                                               ---------  -----------  --------------  -----------  ------------
                                                 344,577     178,652        121,082      (365,718)      278,593
                                               ---------  -----------  --------------  -----------  ------------
Home Building
  Accounts payable and accrued expenses......        864      62,768          6,800           309        70,741
  Lines of credit............................                 24,645                                     24,645
  Notes payable..............................      7,051      40,548         12,042                      59,641
  Restructured Notes Payable, net............      2,854                                                  2,854
                                               ---------  -----------  --------------  -----------  ------------
                                                  10,769     127,961         18,842           309       157,881
                                               ---------  -----------  --------------  -----------  ------------
Mortgage Lending
  Accounts payable and accrued expenses......                                12,375        (3,888)        8,487
  Line of credit.............................                                29,500                      29,500
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --         41,875        (3,888)       37,987
                                               ---------  -----------  --------------  -----------  ------------
Asset Management
  Accounts payable and accrued expenses......                                 3,051                       3,051
  CMO bonds, net, and related liabilities....                               123,500                     123,500
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --        126,551            --       126,551
                                               ---------  -----------  --------------  -----------  ------------
    Total Liabilities........................    355,346     306,613        308,350      (369,297)      601,012
                                               ---------  -----------  --------------  -----------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock............................                 20,475             10       (20,485)           --
  Common Stock...............................        209          19            124          (143)          209
  Additional paid-in capital.................    133,455      99,725        128,075      (227,800)      133,455
  Retained earnings..........................     57,879      14,152        (49,675)       35,523        57,879
  Less treasury stock........................    (15,689)                        (9)            9       (15,689)
                                               ---------  -----------  --------------  -----------  ------------
    Total Stockholders' Equity...............    175,854     134,371         78,525      (212,896)      175,854
                                               ---------  -----------  --------------  -----------  ------------
    Total Liabilities and Stockholders'
     Equity..................................  $ 531,200   $ 440,984     $  386,875     $(582,193)   $  776,866
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               DECEMBER 31, 1992
                                 (IN THOUSANDS)



                                                           UNCONSOLIDATED
                                               --------------------------------------
                                                           GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                               ---------  -----------  --------------  -----------  ------------
ASSETS
Corporate
  Cash and cash equivalents..................  $  35,993   $      --     $       --     $      --    $   35,993
  Investments and marketable securities,
   net.......................................     13,026                                                 13,026
  Investments in subsidiaries................    152,781      19,989         21,989      (194,759)           --
  Advances and notes receivable -- Parent and
   subsidiaries..............................    228,426                     95,199      (323,625)           --
  Property and equipment, net................     10,774                                                 10,774
  Deferred income taxes......................                  4,697                                      4,697
  Deferred issue costs, net..................      1,028                                                  1,028
  Other assets, net..........................      3,535                                                  3,535
                                               ---------  -----------  --------------  -----------  ------------
                                                 445,563      24,686        117,188      (518,384)       69,053
                                               ---------  -----------  --------------  -----------  ------------
Home Building
  Cash and cash equivalents..................                 22,502            827                      23,329
  Trade and other accounts receivable........                 10,647            414        (6,451)        4,610
  Investment in metropolitan district
   bonds.....................................      2,700       2,395                                      5,095
  Inventories, net
    Housing completed or under
     construction............................                123,019          9,787           (54)      132,752
    Land and land under development..........     (2,568)    165,646         42,960           545       206,583
  Prepaid expenses and other assets, net.....                 34,325          7,067                      41,392
                                               ---------  -----------  --------------  -----------  ------------
                                                     132     358,534         61,055        (5,960)      413,761
                                               ---------  -----------  --------------  -----------  ------------
Mortgage Lending
  Cash and cash equivalents..................                                 1,180                       1,180
  Restricted cash............................                                 5,972                       5,972
  Accrued interest and other assets, net.....                                 3,941                       3,941
  Mortgage loans held in inventory, net......                                57,026                      57,026
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --         68,119            --        68,119
                                               ---------  -----------  --------------  -----------  ------------
Asset Management
  Cash and cash equivalents..................                                   526                         526
  Mortgage Collateral, net, and related
   assets....................................                               275,467                     275,467
  Equity CMO Interests, net..................                                16,930                      16,930
  Investment in CMO Bond.....................                                 6,704                       6,704
  Other loans and assets, net................                                 8,384                       8,384
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --        308,011            --       308,011
                                               ---------  -----------  --------------  -----------  ------------
    Total Assets.............................  $ 445,695   $ 383,220     $  554,373     $(524,344)   $  858,944
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               DECEMBER 31, 1992
                                 (IN THOUSANDS)



                                                           UNCONSOLIDATED
                                               --------------------------------------
                                                           GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                               ---------  -----------  --------------  -----------  ------------
LIABILITIES
Corporate
  Accounts payable and accrued expenses......  $  21,330   $      --     $       --     $      --    $   21,330
  Advances and notes payable -- Parent and
   subsidiaries..............................     30,909     149,659        144,603      (325,171)           --
  Income taxes payable.......................     17,275       1,317                                     18,592
  Notes payable..............................      6,342                                                  6,342
  Subordinated Notes, net....................     62,958                                                 62,958
  Deferred income taxes......................        748                                                    748
                                               ---------  -----------  --------------  -----------  ------------
                                                 139,562     150,976        144,603      (325,171)      109,970
                                               ---------  -----------  --------------  -----------  ------------
Home Building
  Accounts payable and accrued expenses......                 43,084          6,322           734        50,140
  Lines of credit............................      2,034      26,654                                     28,688
  Notes payable..............................      8,236      37,037         12,459                      57,732
  Restructured Notes Payable, net............    131,681                                                131,681
                                               ---------  -----------  --------------  -----------  ------------
                                                 141,951     106,775         18,781           734       268,241
                                               ---------  -----------  --------------  -----------  ------------
Mortgage Lending
  Accounts payable and accrued expenses......                                14,489        (6,451)        8,038
  Line of credit.............................                                31,030                      31,030
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --         45,519        (6,451)       39,068
                                               ---------  -----------  --------------  -----------  ------------
Asset Management
  Accounts payable and accrued expenses......                                12,282                      12,282
  Lines of credit............................                                 7,404                       7,404
  CMO bonds, net, and related liabilities....                               256,347                     256,347
                                               ---------  -----------  --------------  -----------  ------------
                                                      --          --        276,033            --       276,033
                                               ---------  -----------  --------------  -----------  ------------
    Total Liabilities........................    281,513     257,751        484,936      (330,888)      693,312
                                               ---------  -----------  --------------  -----------  ------------
MINORITY INTEREST............................         --          --             50         1,400         1,450
                                               ---------  -----------  --------------  -----------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock............................                 18,900             10       (18,910)           --
  Common Stock...............................        204          19            124          (143)          204
  Additional paid-in capital.................    132,332      99,760        116,050      (215,810)      132,332
  Retained earnings..........................     32,162       6,790        (46,788)       39,998        32,162
  Less treasury stock, at cost...............       (516)                        (9)            9          (516)
                                               ---------  -----------  --------------  -----------  ------------
    Total Stockholders' Equity...............    164,182     125,469         69,387      (194,856)      164,182
                                               ---------  -----------  --------------  -----------  ------------
    Total Liabilities and Stockholders'
     Equity..................................  $ 445,695   $ 383,220     $  554,373     $(524,344)   $  858,944
                                               ---------  -----------  --------------  -----------  ------------
                                               ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                  SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                             UNCONSOLIDATED
                                                 ---------------------------------------
                                                             GUARANTOR    NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                    MDC     SUBSIDIARIES  SUBSIDIARIES      ENTRIES        MDC
                                                 ---------  -----------  ---------------  -----------  ------------
REVENUES:
  Home Building................................  $     244   $ 571,059      $  43,029      $ (17,519)   $  596,813
  Mortgage Lending.............................                                19,725                       19,725
  Asset Management.............................                                34,535         (1,373)       33,162
  Corporate other revenues.....................      2,082                        280             14         2,376
  Equity in earnings of subsidiaries...........     26,257       5,277                       (31,534)           --
                                                 ---------  -----------  ---------------  -----------  ------------
    Total Revenues.............................     28,583     576,336         97,569        (50,412)      652,076
                                                 ---------  -----------  ---------------  -----------  ------------
COSTS AND EXPENSES:
  Home Building................................     (1,258)    552,025         36,448        (12,898)      574,317
  Mortgage Lending.............................                                12,217                       12,217
  Asset Management.............................                                24,166                       24,166
  Corporate general and administrative.........     14,757                        133                       14,890
  Corporate and home building interest.........         52       9,460          3,712         (1,770)       11,454
                                                 ---------  -----------  ---------------  -----------  ------------
  Total Expenses...............................     13,551     561,485         76,676        (14,668)      637,044
                                                 ---------  -----------  ---------------  -----------  ------------
Income before income taxes and extraordinary
 gain..........................................     15,032      14,851         20,893        (35,744)       15,032
Provision (benefit) for income taxes...........      4,976       5,806          7,428        (13,234)        4,976
                                                 ---------  -----------  ---------------  -----------  ------------
Income before extraordinary gain...............     10,056       9,045         13,465        (22,510)       10,056
Extraordinary gain from early extinguishment of
 debt, net of income taxes.....................     15,823                                                  15,823
                                                 ---------  -----------  ---------------  -----------  ------------
NET INCOME.....................................  $  25,879   $   9,045      $  13,465      $ (22,510)   $   25,879
                                                 ---------  -----------  ---------------  -----------  ------------
                                                 ---------  -----------  ---------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                  SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)



                                                             UNCONSOLIDATED
                                                 --------------------------------------
                                                             GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                    MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                 ---------  -----------  --------------  -----------  ------------
REVENUES:
  Home Building................................  $      --   $ 403,037     $   37,338     $ (17,244)   $  423,131
  Mortgage Lending.............................                                19,344                      19,344
  Asset Management.............................                                67,738        (1,141)       66,597
  Corporate other revenues.....................      2,540                      1,831        (1,875)        2,496
  Equity in earnings of subsidiaries...........      9,451       4,130                      (13,581)           --
                                                 ---------  -----------  --------------  -----------  ------------
    Total Revenues.............................     11,991     407,167        126,251       (33,841)      511,568
                                                 ---------  -----------  --------------  -----------  ------------
COSTS AND EXPENSES:
  Home Building................................                388,473         33,479       (16,382)      405,570
  Mortgage Lending.............................                                10,114                      10,114
  Asset Management.............................                                57,897                      57,897
  Corporate general and administrative.........     18,310                        (89)         (113)       18,108
  Corporate and home building interest.........        698       8,932          4,869        (1,140)       13,359
                                                 ---------  -----------  --------------  -----------  ------------
    Total Expenses.............................     19,008     397,405        106,270       (17,635)      505,048
                                                 ---------  -----------  --------------  -----------  ------------
Income (loss) before income taxes,
 extraordinary gain (loss) and cumulative
 effect of accounting change...................     (7,017)      9,762         19,981       (16,206)        6,520
Provision (benefit) for income taxes...........     (3,426)      3,385          7,780        (5,984)        1,755
                                                 ---------  -----------  --------------  -----------  ------------
Income (loss) before extraordinary gain (loss)
 and cumulative effect of accounting change....     (3,591)      6,377         12,201       (10,222)        4,765
Extraordinary gain (loss) from early
 extinguishment of debt, net of income taxes...      7,443         238         (2,851)       (7,443)       (2,613)
Cumulative effect of accounting change.........                  1,700                                      1,700
                                                 ---------  -----------  --------------  -----------  ------------
NET INCOME.....................................  $   3,852   $   8,315     $    9,350     $ (17,665)   $    3,852
                                                 ---------  -----------  --------------  -----------  ------------
                                                 ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                  SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)



                                                             UNCONSOLIDATED
                                                 --------------------------------------
                                                             GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                    MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                 ---------  -----------  --------------  -----------  ------------
REVENUES:
  Home Building................................  $      --   $ 310,794     $   22,753     $ (14,470)   $  319,077
  Mortgage Lending.............................                                10,343                      10,343
  Asset Management.............................                                90,643        (1,117)       89,526
  Corporate other revenues.....................      3,713                      1,920        (2,347)        3,286
  Equity in earnings of subsidiaries...........     19,265         989                      (20,254)           --
                                                 ---------  -----------  --------------  -----------  ------------
    Total Revenues.............................     22,978     311,783        125,659       (38,188)      422,232
                                                 ---------  -----------  --------------  -----------  ------------
COSTS AND EXPENSES:
  Home Building................................     (3,150)    307,943         27,966       (13,248)      319,511
  Mortgage Lending.............................                                 7,648                       7,648
  Asset Management.............................                                76,666                      76,666
  Corporate general and administrative.........     18,856                        924          (159)       19,621
  Corporate and home building interest.........        402      10,222          6,216        (3,935)       12,905
                                                 ---------  -----------  --------------  -----------  ------------
    Total Expenses.............................     16,108     318,165        119,420       (17,342)      436,351
                                                 ---------  -----------  --------------  -----------  ------------
Income (loss) before income taxes and
 extraordinary gain............................      6,870      (6,382)         6,239       (20,846)      (14,119)
Provision (benefit) for income taxes...........      5,933        (316)         3,340       (10,173)       (1,216)
                                                 ---------  -----------  --------------  -----------  ------------
Income (loss) before extraordinary gain........        937      (6,066)         2,899       (10,673)      (12,903)
Extraordinary gain from early extinguishment of
 debt, net of income taxes.....................        969                      5,330         8,510        14,809
                                                 ---------  -----------  --------------  -----------  ------------
NET INCOME (LOSS)..............................  $   1,906   $  (6,066)    $    8,229     $  (2,163)   $    1,906
                                                 ---------  -----------  --------------  -----------  ------------
                                                 ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                                 UNCONSOLIDATED
                                                     --------------------------------------
                                                                 GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                        MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                     ---------  -----------  --------------  -----------  ------------
NET CASH USED IN OPERATING ACTIVITIES..............  $  (5,410)  $ (10,084)    $  (13,562)    $  (5,181)   $  (34,237)
                                                     ---------  -----------  --------------  -----------  ------------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments.............                    801         94,408                      95,209
    Sales..........................................                                47,060                      47,060
  Distributions of capital from Equity CMO
   Interests.......................................                                 7,403                       7,403
  CMO Bond Principal payments......................                                 7,114                       7,114
  Changes in investments and marketable securities,
   net.............................................     12,000                                                 12,000
  Changes in investment in metropolitan district
   bonds...........................................     (8,700)                                                (8,700)
  Proceeds from affiliate debt maturity............                     20          1,750        (1,770)           --
  Affiliate notes receivable.......................      6,406                      4,120       (10,526)           --
  Changes in restricted cash.......................                                13,071                      13,071
  Other, net.......................................     (3,054)       (318)          (704)                     (4,076)
                                                     ---------  -----------  --------------  -----------  ------------
  Net Cash Provided By (Used In) Investing
   Activities......................................      6,652         503        174,222       (12,296)      169,081
                                                     ---------  -----------  --------------  -----------  ------------
FINANCING ACTIVITIES:
  Net increase (reduction) in borrowings from
   Parent and subsidiaries.........................    (20,758)     26,761        (11,346)        5,343            --
  CMO bonds -- principal payments..................                              (139,658)                   (139,658)
  Lines of credit
    Advances.......................................      2,887     349,523                                    352,410
    Principal payments.............................     (4,921)   (351,532)        (8,934)                   (365,387)
  Senior and Subordinated Notes
    Net proceeds...................................    204,013                                                204,013
    Payments.......................................    (54,518)                                      20       (54,498)
  Notes payable
    Borrowings.....................................                 75,493          3,836                      79,329
    Principal payments.............................     (3,903)    (85,010)        (4,323)                    (93,236)
  Maturity of affiliate owned debt.................     (1,750)                                   1,750            --
  Affiliate notes payable..........................                (10,256)                      10,256            --
  Restructured Notes Payable principal payments and
   repurchases.....................................    (99,704)                                               (99,704)
  Treasury stock purchase..........................    (15,173)                                               (15,173)
  Other, net.......................................       (965)       (108)                         108          (965)
                                                     ---------  -----------  --------------  -----------  ------------
Net Cash Provided By (Used In) Financing
 Activities........................................      5,208       4,871       (160,425)       17,477      (132,869)
                                                     ---------  -----------  --------------  -----------  ------------
Net Increase (Decrease) In Cash And Cash
 Equivalents.......................................      6,450      (4,710)           235                       1,975
Cash And Cash Equivalents
  Beginning Of Year................................     35,993      22,502          2,533                      61,028
                                                     ---------  -----------  --------------  -----------  ------------
  End Of Year......................................  $  42,443   $  17,792     $    2,768     $      --    $   63,003
                                                     ---------  -----------  --------------  -----------  ------------
                                                     ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)



                                                                 UNCONSOLIDATED
                                                     --------------------------------------
                                                                 GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                        MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                     ---------  -----------  --------------  -----------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES........................................  $ (10,657)  $  21,514     $    3,716     $   1,788    $   16,361
                                                     ---------  -----------  --------------  -----------  ------------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments.............                    833        209,163                     209,996
    Sales..........................................                                82,528                      82,528
  Distributions of capital from Equity CMO
   Interests.......................................                                13,648                      13,648
  CMO Bond
    Purchase.......................................                                (7,367)                     (7,367)
    Principal payments.............................                                   709                         709
  Changes in investments and marketable securities,
   net.............................................    (12,000)                                               (12,000)
  Changes in investment in metropolitan district
   bonds...........................................     (2,700)                                                (2,700)
  Changes in restricted cash.......................                                 7,847                       7,847
  Affiliate notes receivable
    Advances.......................................                               (22,500)       22,500            --
    Repayments.....................................     12,298                     16,491       (28,789)           --
  Other, net.......................................       (598)       (738)          (444)                     (1,780)
                                                     ---------  -----------  --------------  -----------  ------------
Net Cash Provided By (Used In) Investing
 Activities........................................     (3,000)         95        300,075        (6,289)      290,881
                                                     ---------  -----------  --------------  -----------  ------------
FINANCING ACTIVITIES:
  Net increase (reduction) in borrowings from
   Parent and subsidiaries.........................     34,959      (1,618)       (31,542)       (1,799)           --
  CMO bonds -- principal payments..................                              (281,326)                   (281,326)
  Lines of Credit
    Advances.......................................     16,309     136,608         12,994                     165,911
    Principal payments.............................    (20,228)   (129,332)          (902)                   (150,462)
  Notes payable
    Borrowings.....................................                 38,604            356                      38,960
    Principal payments.............................     (7,421)    (53,795)        (2,743)                    (63,959)
  Notes payable -- Affiliate
    Advances.......................................                 22,500                      (22,500)           --
    Principal payments.............................                (28,789)                      28,789            --
  Restructured Notes Payable principal payments....     (4,194)                                                (4,194)
  Other............................................        223                                                    223
                                                     ---------  -----------  --------------  -----------  ------------
Net Cash Provided By (Used In) Financing
 Activities........................................     19,648     (15,822)      (303,163)        4,490      (294,847)
                                                     ---------  -----------  --------------  -----------  ------------
Net Increase (Decrease) In Cash And Cash
 Equivalents.......................................      5,991       5,787            628           (11)       12,395
Cash And Cash Equivalents
  Beginning Of Year................................     30,002      16,715          1,905            11        48,633
                                                     ---------  -----------  --------------  -----------  ------------
  End Of Year......................................  $  35,993   $  22,502     $    2,533     $      --    $   61,028
                                                     ---------  -----------  --------------  -----------  ------------
                                                     ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)



                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1991
                                 (IN THOUSANDS)



                                                                 UNCONSOLIDATED
                                                     --------------------------------------
                                                                 GUARANTOR   NON-GUARANTOR   ELIMINATING  CONSOLIDATED
                                                        MDC     SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                     ---------  -----------  --------------  -----------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES........................................  $  (2,725)  $  44,011     $  (14,315)    $  (1,898)   $   25,073
                                                     ---------  -----------  --------------  -----------  ------------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments.............          2         832        121,224                     122,058
    Sales..........................................                                 3,420                       3,420
  Distributions of capital from Equity CMO
   Interests.......................................                                 4,486                       4,486
  Changes in restricted cash.......................                                (7,007)                     (7,007)
  Affiliate notes receivable
    Advances.......................................    (13,000)     (3,682)          (753)       17,435            --
    Repayments.....................................     12,516                      1,268       (13,784)           --
  Sale of subsidiary to affiliate..................     (7,900)      7,900                                         --
  Other, net.......................................       (316)       (586)          (416)                     (1,318)
                                                     ---------  -----------  --------------  -----------  ------------
Net Cash Provided By (Used In) Investing
 Activities........................................     (8,698)      4,464        122,222         3,651       121,639
                                                     ---------  -----------  --------------  -----------  ------------
FINANCING ACTIVITIES:
  Net increase (reduction) in borrowings from
   Parent and subsidiaries.........................     11,967      (2,628)       (12,071)        2,732            --
  CMO bonds -- Principal payments..................                              (109,849)                   (109,849)
  Lines of Credit
    Advances.......................................     26,298     108,454         10,331                     145,083
    Principal payments.............................    (28,953)   (128,566)                                  (157,519)
  Senior and Subordinated Notes repurchase.........     (1,790)                                  (4,435)       (6,225)
  Notes payable
    Borrowings.....................................                 36,367          7,819                      44,186
    Principal payments.............................     (2,235)    (54,682)        (3,880)                    (60,797)
  Notes payable -- Affiliate
    Borrowings.....................................                 13,000                      (13,000)           --
    Principal payments.............................                (13,784)                      13,784            --
  Restructured Notes Payable principal payments....     (1,050)                                                (1,050)
  Treasury stock sale..............................        822                                     (822)           --
  Other............................................          2                          1            (1)            2
                                                     ---------  -----------  --------------  -----------  ------------
Net Cash Provided By (Used In) Financing
 Activities........................................      5,061     (41,839)      (107,649)       (1,742)     (146,169)
                                                     ---------  -----------  --------------  -----------  ------------
Net Increase (Decrease) In Cash And Cash
 Equivalents.......................................     (6,362)      6,636            258            11           543
Cash And Cash Equivalents
  Beginning Of Year................................     36,364      10,079          1,647                      48,090
                                                     ---------  -----------  --------------  -----------  ------------
  End Of Year......................................  $  30,002   $  16,715     $    1,905     $      11    $   48,633
                                                     ---------  -----------  --------------  -----------  ------------
                                                     ---------  -----------  --------------  -----------  ------------

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


O.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


    Investments in subsidiaries are accounted for on the equity method for purposes of the supplemental information.



    RELATED PARTIES.   The  Guarantors  are members  of  a group  of  affiliated
companies and have transactions and relationships with members of the group.


    MDC charges the Guarantors for a share of its general and administrative expenses, which amounted to $2,654,000, $2,552,000 and $2,787,000, respectively, in 1993, 1992 and 1991.

    MDC pays costs associated with litigation and other significant claims against the Guarantors as it considers such costs to be a general corporate expense. Amounts paid by MDC on behalf of the Guarantors amounted to approximately $3,481,000, $1,620,000, and $1,475,000, respectively, in 1993,
1992 and 1991.


    Advances and notes receivable/payable -- Parent (M.D.C. Holdings, Inc.) and subsidiaries consists, among other things, of ongoing activities relating to the Guarantors' participation in MDC's cash management system and current and deferred income taxes.



    INCOME TAXES. In accordance with the provisions of SFAS No. 109, the subsidiaries report their results of operations as if they were separate taxpayers. The current tax liabilities and deferred income tax assets and liabilities of the wholly-owned Guarantors are reported in the financial statements in the Advances and notes receivable/payable -- Parent and subsidiaries accounts.


P.  RELATED PARTY TRANSACTIONS
    MDC has transacted business with affiliated companies, certain officers and directors of the Company.

    MDC has agreements with Asset Investors and Commercial Assets to advise them on various facets of their business and to manage their day-to-day operations subject to the supervision of their respective boards of directors. MDC earned management fees and administration fees from these agreements which are included in asset management revenues of $597,000 and $1,583,000, respectively, during 1993, $1,001,000 and $1,565,000, respectively, during 1992 and $7,353,000 and
$1,348,000, respectively, during 1991.

    The Company acquired certain assets from Messrs. Mizel and Mandarich in February 1994. See Note C.

    On December 28, 1989, MDC granted loans to Messrs. Mizel and Mandarich to purchase shares of common stock of Richmond Homes. The loans, which mature in 1999, bear interest at 8.0% and are unsecured. At both December 31, 1993 and 1992, $840,000 of such loans were outstanding. Interest income of $67,000 was recognized on these loans in each of 1993, 1992 and 1991.

    The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer of the Company. During 1993, 1992 and 1991, the Company paid $11,557,000, $9,268,000 and $8,228,000, respectively, for plumbing, door and millwork services provided by these companies.

    The Company leases office space and furniture to certain organizations in which certain officers and/or directors of the Company have an ownership interest. The rental revenue from those leases totalled $259,000, $200,000 and $156,000, respectively, in 1993, 1992 and 1991.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $246,000, $134,000 and $205,000, respectively, in 1993, 1992 and 1991.

Q.  DISPOSITIONS
    During the third quarter of 1991, MDC, in two separate transactions, transferred rental properties which collateralized an aggregate of $23,132,000 principal amount of non-recourse notes to the RTC. The non-recourse notes had been sold during 1988 to Western Savings. The RTC took control of Western Savings in June 1989. As part of the agreement between MDC and the RTC, certain guaranties entered into between MDC and Western Savings with respect to these and other loans sold to Western Savings during 1988 and 1989 were settled, and the mortgage loan servicing rights for certain mortgage loans serviced by HomeAmerican on behalf of the RTC were transferred to the RTC. The transactions, among other things, required a net cash payment of $1,123,000 to the RTC. HomeAmerican recognized an $800,000 pre-tax gain on the transfer of the mortgage loan servicing rights and MDC recorded (i) a $500,000 asset valuation reserve on the rental properties; and (ii) an extraordinary gain on the early extinguishment of debt (i.e., the non-recourse notes) of $5,330,000, net of income taxes of $2,933,000.

    In December 1991, MDC deeded (i.e., abandoned) $8,762,000 carrying value of inactive land inventories located in Virginia, which collateralized a $7,895,000 principal amount non-recourse note payable and additional related liabilities, to the note holder.

                             M.D.C. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED) Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1993 is as follows (in thousands, except per share amounts):

                                                                                     QUARTER
                                                                --------------------------------------------------
                                                                  FOURTH        THIRD       SECOND        FIRST
                                                                -----------  -----------  -----------  -----------
1993
Revenues......................................................  $   185,343  $   191,191  $   159,657  $   115,885
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Income before extraordinary gain and cumulative effect of
 accounting change............................................  $     2,904  $     3,223  $     3,014  $       915
Extraordinary gain............................................       15,823           --           --           --
                                                                -----------  -----------  -----------  -----------
    Net Income................................................  $    18,727  $     3,223  $     3,014  $       915
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Earnings Per Share
  Income before extraordinary gain............................  $       .13  $       .14  $       .14  $       .04
  Extraordinary gain..........................................          .71           --           --           --
                                                                -----------  -----------  -----------  -----------
    Net Income................................................  $       .84  $       .14  $       .14  $       .04
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Weighted-Average Shares Outstanding...........................       22,359       22,431       22,337       22,231
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
1992
Revenues......................................................  $   139,255  $   139,147  $   131,713  $   101,453
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Income before extraordinary loss and cumulative effect of
 accounting change............................................  $       487  $       734  $     1,498  $     2,046
Extraordinary loss............................................         (122)         (47)          --       (2,444)
Cumulative effect of accounting change........................           --           --           --        1,700
                                                                -----------  -----------  -----------  -----------
    Net Income................................................  $       365  $       687  $     1,498  $     1,302
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Earnings (Loss) Per Share
  Income before extraordinary loss and cumulative effect of
   accounting change..........................................  $       .03  $       .03  $       .07  $       .09
  Extraordinary loss..........................................         (.01)          --           --         (.11)
  Cumulative effect of accounting change......................           --           --           --          .08
                                                                -----------  -----------  -----------  -----------
    Net Income................................................  $       .02  $       .03  $       .07  $       .06
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------
Weighted-Average Shares Outstanding...........................       21,901       21,875       21,810       21,787
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                  UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
                              THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                COLUMN D                    COLUMN E
                COLUMN A                     COLUMN B      COLUMN C    --------------------------  --------------------------
- - -----------------------------------------  -------------  -----------
                                                                               DEDUCTIONS                  BALANCE AT
                                            BALANCE AT                 --------------------------        END OF PERIOD
                                           BEGINNING OF                  AMOUNTS       AMOUNTS     --------------------------
             NAME OF DEBTOR                   PERIOD       ADDITIONS    COLLECTED    WRITTEN OFF     CURRENT     NOT CURRENT
- - -----------------------------------------  -------------  -----------  -----------  -------------  -----------  -------------
                                                                             (IN THOUSANDS)
Year ended December 31, 1993
  Michael H. Feinstein (1)...............    $     223     $      --   $       --   $         --   $      223   $        --
  David D. Mandarich (2).................          210    --                   --             --           --           210
  Larry A. Mizel (3).....................          630    --                   --             --           --           630
Year ended December 31, 1992
  Michael H. Feinstein (1)...............          223    --                   --             --          223            --
  David D. Mandarich (2).................          210    --                   --             --           --           210
  Larry A. Mizel (3).....................          630    --                   --             --           --           630
  Premier Building Group, Inc. ..........          122    --                  120              2           --            --
Year Ended December 31, 1991
  Michael H. Feinstein (1)...............          223    --                   --             --           --           223
  David D. Mandarich (2).................          210    --                   --             --           --           210
  Larry A. Mizel (3).....................          630    --                   --             --           --           630
  Premier Building Group, Inc. ..........          150    --                   28             --          122            --

- - ------------------------
(1) The Company loaned Michael H. Feinstein (a Senior Vice President and Treasurer until his resignation in 1993) $262,000 under two notes. As of January 31, 1994, $14,000 remained outstanding under these two notes.
(2) The Company loaned David D. Mandarich, Executive Vice President-Real Estate, $210,000 to acquire 875 shares of the common stock of Richmond Homes. The note bears interest at 8% per annum with interest payable annually. The note requires that if Mr. Mandarich sells any of the 875 shares of common stock of Richmond Homes (with certain exceptions), the proceeds will be used to pay any unpaid interest and principal then outstanding. All unpaid principal and interest is due and payable December 1999.
(3) The Company loaned Larry A. Mizel, Chairman of the Board and Chief Executive Officer, $630,000 to acquire 2,625 shares of the common stock of Richmond Homes. The note bears interest at 8% per annum with interest payable annually. Mr. Mandarich subsequently purchased from Mr. Mizel 292 shares of Richmond Homes common stock (at the price Mr. Mizel paid MDC for such shares). Mr. Mizel continues to be obligated to MDC on the entire amount of the note. All unpaid principal and interest is due and payable December 1999.

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                                 SCHEDULE VIII
                    VALUATION AND OTHER QUALIFYING ACCOUNTS
                        DECEMBER 31, 1993, 1992 AND 1991

                                                        COLUMN C                   COLUMN D
             COLUMN A               COLUMN B    ------------------------   ------------------------    COLUMN E
  ------------------------------  ------------                                                        ----------
                                                       ADDITIONS                  DEDUCTIONS
                                                ------------------------   ------------------------
                                   BALANCE AT   CHARGED TO    CHARGED TO                 CHARGED TO   BALANCE AT
                                  BEGINNING OF   COSTS AND      OTHER      ALLOWANCES      OTHER        END OF
           DESCRIPTION               PERIOD      EXPENSES      ACCOUNTS     UTILIZED      ACCOUNTS      PERIOD
  ------------------------------  ------------  -----------   ----------   ----------    ----------   ----------
                                                                  (IN THOUSANDS)
  Inventories -- Housing
   Completed or Under
   Construction and Land and
   Land Under Development
    Net Realizable Value
     Allowances:
      Year Ended December 31:
        1993....................  $    47,100   $  2,345      $  --        $ 8,427       $   189      $  40,829
        1992....................       58,908         --         --         11,808            --         47,100
        1991....................       66,188     11,000         --         18,280(1)         --         58,908
  Equity CMO Interests Valuation
   Allowance
    Year Ended December 31:
      1993......................        6,903      3,100(2)      --          4,285(3)         --          5,718
      1992......................        5,798      3,529(2)      --          2,424(3)         --          6,903
      1991......................        2,569      3,229(2)      --             --            --          5,798
  Asset Management Other Loans
   Allowance for Loan Losses
    Year Ended December 31:
      1993......................          914         --         --            268            --            646
      1992......................       12,418       (800)        --            203        10,501(4)         914
      1991......................       11,616      1,214         --            412            --         12,418

- - ------------------------
(1) Includes $8,550,000 of net realizable value allowances utilized in connection with the deeding (i.e., abandoning) of inactive land inventories in Virginia which collateralized a non-recourse note payable.
(2) The net difference between the provision recorded and the allowances utilized is charged or credited to equity in earnings of Equity CMO Interests.
(3) Beginning July 1, 1992, all net losses associated with Equity CMO Interests have been offset by a utilization of Equity CMO Interest valuation allowances.
(4) Amount is comprised of loan loss and other allowances which were offset against the related assets in conjunction with the settlement of a civil suit in 1992.

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS
                        DECEMBER 31, 1993, 1992 AND 1991

                    COLUMN A                       COLUMN B      COLUMN C      COLUMN D     COLUMN E       COLUMN F
- - ------------------------------------------------  -----------  -------------  -----------  -----------  ---------------
                                                                                MAXIMUM      AVERAGE       WEIGHTED-
                                                                                AMOUNT       AMOUNT         AVERAGE
                                                  BALANCE AT     WEIGHTED-    OUTSTANDING  OUTSTANDING   INTEREST RATE
                                                    END OF        AVERAGE     DURING THE   DURING THE     DURING THE
  CATEGORY OF AGGREGATE SHORT-TERM BORROWINGS       PERIOD     INTEREST RATE  PERIOD (A)   PERIOD (B)     PERIOD (C)
- - ------------------------------------------------  -----------  -------------  -----------  -----------  ---------------
                                                                             (IN THOUSANDS)
Year ended December 31, 1993
  Notes payable -- banks........................   $  54,145         4.61%     $  75,092    $  63,459          5.43%
  Holders of repurchase agreements..............          --        --            27,356       11,614           3.54
Year ended December 31, 1992
  Notes payable -- banks........................      59,718          5.59        78,866       71,473           6.09
  Holders of repurchase agreements..............       7,404          3.88         8,904        6,270           3.83
Year ended December 31, 1991
  Notes payable -- banks........................      62,134          6.52        82,732       71,298           8.39
  Holders of repurchase agreements..............         902          5.35         2,252        1,641           6.14

- - ------------------------
(A)   Maximum amount  outstanding  during  the  period  is  based  on  month-end balances.
(B) Average amount outstanding during the period is computed based on the average of the daily balances outstanding during the year.
(C) Weighted-average interest rate during the period is computed by dividing the actual short-term interest incurred by the average short-term borrowings outstanding.

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                  SCHEDULE XII

                                 MORTGAGE LOANS

                               DECEMBER 31, 1993

                                                                                          COLUMN F
                COLUMN A                               COLUMN B     COLUMN C   COLUMN D  -----------   COLUMN G    COLUMN H
- - ----------------------------------------             -------------  ---------  --------               ----------  -----------
                                                                               PERIODIC  FACE AMOUNT  AGGREGATE    PRINCIPAL
                                          NUMBER OF                 MATURITY   PAYMENT       OF       PRINCIPAL   SUBJECT TO
            DESCRIPTION (1)                 LOANS    INTEREST RATE    DATE      TERMS     MORTGAGES   AMOUNT (2)  DELINQUENCY
- - ----------------------------------------  ---------  -------------  ---------  --------  -----------  ----------  -----------
                                                                                                          (IN THOUSANDS)
MORTGAGE LOANS HELD IN
 INVENTORY
Single-Family Mortgages:
  First Mortgages
    Conventional
  $      0- 49,999......................       7     6.500%-7.625%  2009-2024                         $     305   $     --
    50,000- 99,999......................      58     3.375-13.875   2009-2024                             4,333         --
   100,000-149,999......................      86      4.750-8.000   2009-2024                            10,612         --
   150,000-199,999......................      66      4.125-8.000   2009-2024                            11,177         --
   200,000-249,999......................      23      3.875-7.500   2023-2024                             4,842         --
   250,000-299,999......................       1      7.375-7.375   2024-2024                               250         --
   300,000-349,999......................       2      6.875-7.500   2023-2024                               663         --
    FHA/VA
  $      0- 49,999......................      35      5.000-8.000   2009-2024                             1,491         --
    50,000- 99,999......................     257      5.000-8.000   2008-2024                            19,419         --
   100,000-149,999......................      96      4.500-8.000   2008-2024                            11,674         --
   150,000-199,999......................      25      5.000-8.000   2023-2024                             4,329         --
                                             ---                                                      ----------     -----
                                             656                                                         69,095         --
Discounts and Deferrals on Single-Family
 Mortgages..............................      --                                                           (382 )       --
                                             ---                                                      ----------     -----
Total -- Mortgage Loans Held in
 Inventory..............................     656                                                         68,713         --
                                             ---                                                      ----------     -----
OTHER MORTGAGE LOANS
First Mortgages
  $      0- 49,999......................       2     8.000%-8.000%  2007-2007                                46         --
    50,000- 99,999......................       3      9.000-9.875   1991-2016                               248        164
   100,000-149,999......................       2     10.000-10.750  1992-2018                               241        241
   150,000-199,999......................       1      7.500-7.500   1997-1997                               153         --
   250,000-299,999......................       1      8.000-8.000   1993-1993                               250        250
Second Mortgages
  $      0- 49,999......................      21     7.000-12.000   1990-2021                               243         63
    50,000- 99,999......................       2      7.000-8.000   1994-1998                               130         --
   100,000-149,999......................       1      9.000-9.000   1997-1997                               107         --
Discounts on Second Mortgages...........                                                                   (129 )       --
Construction Loans:
  $      0- 49,999......................      18     0.000-10.000   1994-1994                               588         --
    50,000- 99,999......................       9     0.000-10.000   1994-1994                               572         --
   100,000-149,000......................       2      0.000-7.000   1994-1994                               225         --
   900,000-949,000......................       1      6.000-6.000   1995-1995                               923         --
Commercial Loans:
  $200,000-249,999......................       1     11.000-11.000  1994-1994                               235        225
   250,000-499,999......................       1      7.500-7.500   1996-1996                               376         --
Commercial Loans Exceeding 3% of total
 Column G:
  Secured by Developed Land.............      --                                                             --         --
  Secured by Undeveloped Land...........      --                                                             --         --
                                             ---                                                      ----------     -----
Total -- Other Mortgage Loans...........      65                                                          4,208        943
                                             ---                                                      ----------     -----
Total...................................     721                                                      $  72,921   $    943
                                             ---                                                      ----------     -----
                                             ---                                                      ----------     -----

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                                  SCHEDULE XII
                                 MORTGAGE LOANS
                               DECEMBER 31, 1993

    A summary of changes in mortgage loans is as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
Balance at beginning of period.............................................  $    63,388  $    60,550  $    42,468
                                                                             -----------  -----------  -----------
Additions during period
  New loans (3)............................................................      709,498      566,857      345,842
  Loans purchased (3)......................................................          551          387          484
  Amortization of discounts................................................           --           23           14
                                                                             -----------  -----------  -----------
                                                                                 710,049      567,267      346,340
                                                                             -----------  -----------  -----------
Deductions during period
  Mortgage loans sold (3)..................................................      695,966      560,866      325,049
  Collections of principal.................................................        4,616        2,801        1,955
  Foreclosures and write-offs..............................................          (66)         762        1,254
                                                                             -----------  -----------  -----------
                                                                                 700,516      564,429      328,258
                                                                             -----------  -----------  -----------
Balance at close of period.................................................  $    72,921  $    63,388  $    60,550
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

- - ------------------------
(1) The carrying value of the mortgage loans has been reduced to the fair market value of the underlying collateral.
(2) The aggregate carrying value of the mortgage loans reflected above is approximately $1,531,000 less than their basis for Federal income tax purposes.
(3)   Net of related discounts.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    The Company's Certificate of Incorporation provides for three classes of directors with staggered terms of office. Nominees of each class serve for terms of three years and until election and qualification of their successors or until their resignation, death, disqualification or removal from office.

    The Board of Directors consists of seven members, including two Class I directors whose terms expire in 1995, two Class II directors whose terms expire in 1996 and three Class III directors whose terms expire in 1994. At the Meeting, three Class III directors are to be elected to three-year terms expiring in 1997. The nominees for the Class III directors are Messrs. Steven J. Borick, David D. Mandarich and Larry A. Mizel, all of whom presently serve on the Board of Directors of the Company.

    Certain information with respect to Messrs. Borick, Mandarich and Mizel, the nominees for election, and the continuing directors of the Company, furnished in part by each such person, appears below.


                                                                                                 SHARES OF
                                                                                               COMMON STOCK
                                                                                               BENEFICIALLY
                                               POSITIONS AND OFFICES WITH THE COMPANY         OWNED AS OF MAY  PERCENTAGE OF
          NAME                 AGE                AND OTHER PRINCIPAL OCCUPATIONS             2, 1994 (1)(2)      CLASS *
- - -------------------------      ---      ----------------------------------------------------  ---------------  -------------
NOMINEES:
                                                             CLASS III
                                                        TERMS EXPIRE IN 1994
Steven J. Borick                   41   President, Texakota, Inc.and a General Partner in           75,000          **
                                         Texakota Oil Company
David D. Mandarich                 46   Executive Vice President -- Real Estate of the           1,415,738            7.2%
                                         Company
Larry A. Mizel                     51   Chairman of the Board and Chief Executive Officer of     4,173,602(3)        21.4%
                                         the Company and Chairman of the Board of Asset
                                         Investors Corporation and Commercial Assets, Inc.
CONTINUING DIRECTORS:
                                                              CLASS II
                                                        TERMS EXPIRE IN 1996
Gilbert Goldstein                  75   Principal in the law firm of Gilbert Goldstein, P.C.       190,151            1.0%
William B. Kemper                  56   Private real estate investor                                85,000          **
                                                              CLASS I
                                                        TERMS EXPIRE IN 1995
Spencer I. Browne                  44   President and Chief Operating Officer of the Company       625,599            3.2%
                                         and President, Chief Executive Officer and a
                                         Director of Asset Investors Corporation and
                                         Commercial Assets, Inc.

                                                                                                 SHARES OF
                                                                                               COMMON STOCK
                                                                                               BENEFICIALLY
                                               POSITIONS AND OFFICES WITH THE COMPANY         OWNED AS OF MAY  PERCENTAGE OF
          NAME                 AGE                AND OTHER PRINCIPAL OCCUPATIONS             2, 1994 (1)(2)      CLASS *
- - -------------------------      ---      ----------------------------------------------------  ---------------  -------------
Herbert T. Buchwald                63   Principal in the law firm of Herbert T. Buchwald,           10,526          **
                                         P.A. and President and Chairman of the Board of
                                         Directors of BPR Management Corporation

- - ------------------------
 * The percentage shown includes shares of Common Stock actually owned and shares of Common Stock which the person had the right to acquire within 60 days of May 2, 1994. In calculating the percentage of ownership, all shares of Common Stock which the person had the right to acquire within 60 days of May 2, 1994 are deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of shares of Common Stock owned by any other person.
**    Represents less  than one  percent  of the  outstanding shares  of  Common
      Stock.
(1) Includes, where applicable, shares of Common Stock owned by such person's minor children and spouse and by other related individuals or entities over whose shares such person has custody.
(2) Includes the following shares of Common Stock which such persons had the right to acquire within 60 days of May 2, 1994 by the exercise of stock options at prices ranging from $.28125 to $6.60 per share: Gilbert Goldstein 140,000, William B. Kemper 75,000, Steven J. Borick 75,000, Larry A. Mizel 494,191, Spencer I. Browne 335,205 and David D. Mandarich 605,244.
(3) Includes 5,000 shares held jointly by Mr. Mizel's wife and her brother and sister, 1,115 shares owned by Mr. Mizel's minor children and 405,314 shares of Common Stock with respect to which Mr. Mizel may be considered the "beneficial owner," as defined under the Securities Exchange Act of 1934 (the "1934 Act"), because he is a beneficiary of certain trusts which own all of the outstanding stock of CVentures, Inc., a corporation which controls the voting of these shares of Common Stock. Mr. Mizel is a director and officer of CVentures, Inc. Also includes 194,032 shares of Common Stock owned by certain trusts for the benefit of Mr. Mizel and certain members of his immediate family, over which shares Mr. Mizel does not exercise voting control, although he has a limited power of appointment allowing him to direct the trustee to gift all or a portion of such shares to any person other than himself, members of his family or a creditor. Mr. Mizel disclaims beneficial ownership of the 194,032 shares.


OTHER INFORMATION RELATING TO DIRECTORS

    The following is a brief description of the business experience during the past five years of each member and nominee for the Board of Directors of the Company.

    Steven J. Borick has been the president of Texakota, Inc., an oil and gas exploration and development company, and a general partner in Texakota Oil Company, a private oil and gas partnership, for more than the past five years. He also is a director of Superior Industries International, Inc., a New York Stock Exchange-listed manufacturer of automobile accessories, and the Company's 100%-owned subsidiary, Richmond Homes, Inc. I (individually or collectively with its subsidiaries, "Richmond Homes"). For additional information concerning Richmond Homes and its relationship with the Company, see "Certain Relationships and Related Transactions" below. Mr. Borick has been a director of the Company since April 1987 and is a member of the Audit Committee and chairman of the Compensation Committee.

    David D. Mandarich was elected as Executive Vice President -- Real Estate of the Company in April 1993 and appointed a director of the Company in March 1994. From April 1989 to April 1993,

Mr. Mandarich served as a consultant to the Company. In April 1990, Mr. Mandarich was elected as chairman of the board of directors of Richmond Homes. Mr. Mandarich was the President of the Company from May 1986, the Chief Operating Officer of the Company from December 1983 and a director of the Company from September 1980 until his resignation from these positions in April 1989.

    Larry A. Mizel has served as Chairman of the Board of Directors of the Company for more than the past five years. He was elected Chief Executive Officer of the Company in February 1988. Mr. Mizel served as President of the Company from April 1989 until December 1989. Mr. Mizel also serves as a director of Richmond Homes. Prior to February 1992, Mr. Mizel served as a director and/or officer of some of the Company's other subsidiaries. In addition, Mr. Mizel is the chairman of the board of directors of OMNIBANCORP, a Denver-based bank holding company, and its nine wholly-owned subsidiary banks (collectively, "OMNIBANCORP"). Mr. Mizel also is chairman of the board of directors of Asset Investors Corporation ("Asset Investors"), a New York Stock Exchange-listed real estate investment trust, and Commercial Assets, Inc. ("Commercial Assets"), an American Stock Exchange-listed real estate investment trust. Asset Investors and Commercial Assets are managed by an indirect, wholly-owned subsidiary of the Company. Asset Investors generates substantially all of its income through a portfolio of ownership interests in issuances of residential mortgage loan securitizations and a 27.5% ownership interest in Commercial Assets. Commercial Assets generates its income through the ownership and management of a portfolio of ownership interests in commercial securitizations. For additional information concerning Asset Investors and Commercial Assets, see "Certain Relationships and Related Transactions" below. Mr. Mizel has been a director of the Company since January 1972 and is a member of the Legal Committee.

    Gilbert Goldstein has been engaged in private law practice for more than the past five years. Since 1989, Mr. Goldstein has been the principal in the law firm of Gilbert Goldstein, P.C. and, prior to that time, he was a member of the law firm of Goldstein & Armour, P.C. See "Certain Relationships and Related Transactions" below. Mr. Goldstein has been a director of the Company since January 1976. Mr. Goldstein also is the chairman of the Legal Committee and is a member of the Compensation Committee.

    William B. Kemper has been engaged in private real estate investments, real estate development and property management since May 1982. Prior to May 1982, he was president of Gold Crown, Inc., a real estate development company. Mr. Kemper serves as a director of OMNIBANCORP and some of its nine wholly-owned subsidiary banks. Mr. Kemper has been a director of the Company since January 1972. He is chairman of the Audit Committee and is a member of the Compensation Committee

    Spencer I. Browne has served as President of the Company since May 1990 and as Chief Operating Officer of the Company since December 1989. Mr. Browne served as Acting President from December 1989 to May 1990, as Executive Vice President from April 1988 to December 1989, as General Counsel from February 1984 to December 1989 and as a Senior Vice President from January 1987 to April 1988. He also serves as an officer and/or director of some of the Company's subsidiaries. Mr. Browne has served as president and chief executive officer of Asset Investors since August 1988 and as a director of Asset Investors since September 1988. He served as executive vice president of Asset Investors from August 1987 to July 1988, as secretary from October 1986 to July 1988 and as a vice president from its inception in October 1986 until August 1987. Mr. Browne has served as president, chief executive officer and a director of Commercial Assets since its organization in 1993. He also serves on the boards of directors of M.D.C. Mortgage Funding Corporation II, a wholly-owned subsidiary of the Company, Asset Investors Funding Corporation and Asset Investors Mortgage Funding Corporation, both wholly-owned subsidiaries of Asset Investors, all of which have a class of securities registered pursuant to Section 12 of the 1934 Act or are subject to the requirements of Section 15(d) of the 1934 Act. Mr. Browne has been a director of the Company since May 1990 and is a member of the Legal Committee.

    Herbert T. Buchwald has been a principal in the law firm of Herbert T. Buchwald, P.A. and president and chairman of the board of directors of BPR Management Corporation, a property management company located in Denver, Colorado, for more than the past five years. Mr. Buchwald was appointed to the Company's Board of Directors in March 1994 and is a member of the Audit Committee.

INFORMATION CONCERNING THE BOARD OF DIRECTORS

    The Audit Committee of the Board of Directors, the members of which currently are Messrs. Borick, Buchwald and Kemper and during 1993 consisted of Messrs. Borick and Kemper, met ten times during 1993. The Audit Committee is chaired by Mr. Kemper and is responsible for reviewing and approving the scope of the annual audit undertaken by the Company's independent accountants and meets with them to review the progress and results of their work as well as their resulting recommendations. The Audit Committee recommends to the Board of Directors the appointment of, has direct access to and reviews the fees of the Company's independent accountants. In connection with the internal accounting controls of the Company, the Audit Committee reviews internal audit procedures and reporting systems.

    The Director of Internal Audit for the Company reports directly to the Audit Committee on, among other things, the Company's compliance with certain Company procedures which are designed to enhance management's consideration of all aspects of major transactions involving the Company. The Audit Committee has direct control over staffing and compensation of the internal audit department. Additionally, the Audit Committee reviews annually a program formulated by management to monitor compliance with the Company's Corporate Code of Conduct. On at least a quarterly basis, the Company's Chief Financial Officer reports directly to the Audit Committee on significant accounting issues.

    The Compensation Committee consists currently of Messrs. Goldstein, Kemper and Borick. During 1993, the Compensation Committee met six times. The Compensation Committee is chaired by Mr. Borick and is active in approving the design of executive compensation plans, reviewing salaries, bonuses and other forms of compensation for officers and key employees of the Company, establishing salaries, benefits and other forms of compensation for new employees and in other compensation and personnel areas as the Board of Directors from time to time may request. For a discussion of the criteria utilized and factors considered by the Compensation Committee in reviewing and making recommendations with respect to executive compensation, see "Report of the Compensation Committee" below.

    The Company has no executive or nominating committees. Procedures for nominating persons for election to the Board of Directors are contained in the Company's Bylaws.

    During 1993, the Board of Directors held 12 regularly scheduled board meetings and 14 special board meetings (five of which were telephonic). In addition, the directors considered Company matters and had numerous communications with the Chairman of the Board of Directors and others wholly apart from the formal meetings. In 1993, all of the Company's directors attended at least 75% of the total number of meetings of the Board of Directors and of the committees of the Board of Directors on which they served.

EXECUTIVE OFFICERS


    Set forth below are the names and offices held by the executive officers of the Company as of May 2, 1994. The executive officers of the Company are elected annually and hold office until their successors are duly elected and qualified. Biographical information on Messrs. Mizel, Browne and Mandarich, who serve as directors and executive officers of the Company, is set forth in "Directors" above. Biographical information on the other executive officers of the Company is set forth below.



          NAME                                  OFFICES HELD AS OF MAY 2, 1994
- - ------------------------  ---------------------------------------------------------------------------
Larry A. Mizel            Chairman of the Board of Directors and Chief Executive Officer
Spencer I. Browne         President, Chief Operating Officer and a Director
David D. Mandarich        Executive Vice President -- Real Estate and a Director
Paris G. Reece III        A Vice President, Secretary, Treasurer, Chief Financial Officer and
                           Principal Accounting Officer
John J. Heaney            A Vice President


    Paris G. Reece III, 40, was elected as a Vice President of the Company in August 1988, as Secretary in February 1990, as Chief Financial Officer of the Company in June 1990 and as Treasurer in September 1993. Mr. Reece also is an officer of most of the Company's subsidiaries. From November 1977 until August 1988, Mr. Reece was employed by Occidental Petroleum Corporation, a New York Stock Exchange-listed company headquartered in Los Angeles, California, where he served in various capacities in the corporate tax department, most recently as the director of tax planning.

    John J. Heaney, 45, was elected as a Vice President of the Company in May 1989 and is responsible for the Company's treasury functions. Mr. Heaney is also an officer and/or director of some of the Company's subsidiaries. Mr. Heaney joined Wood Bros. Homes, Inc. ("Wood") in February 1981 as vice president and treasurer and served in those positions until the Company acquired Wood in January 1986.

    COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT. The Company's executive officers and directors are required under Section 16(a) of the 1934 Act to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the Securities and Exchange Commission and the New York and Pacific Stock Exchanges. Copies of those reports also must be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1993, except as set forth below, all required reports have been filed. One report for Mr. Mizel reporting the acquisition of Common Stock in August 1993 by Mr. Mizel's wife and her sister and brother as joint tenants upon the termination of a trust of which such joint tenants were beneficiaries was filed in March 1994. Mr. Mizel may be deemed an indirect beneficial owner of these shares. Three reports reporting nine transactions by Mr. Kemper were filed late. All other reports were filed timely.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation received by the Chief Executive Officer and the four remaining most highly paid executive officers for the three fiscal years ended December 31, 1993.


                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                                                  AWARDS
                                                                                               -------------
                                                ANNUAL COMPENSATION                               SHARES
                                        -----------------------------------    OTHER ANNUAL     UNDERLYING        ALL OTHER
     NAME AND PRINCIPAL POSITION          YEAR       SALARY        BONUS     COMPENSATION (2)   OPTIONS (#)   COMPENSATION (3)
- - --------------------------------------  ---------  -----------  -----------  ----------------  -------------  -----------------
Larry A. Mizel,                              1993  $   540,000  $   300,000    $    100,000         350,000       $   2,249
 Chairman of the Board of Directors          1992      540,000      250,000             N/A         100,000             800
 and Chief Executive Officer                 1991      540,000      225,000             N/A         100,000             N/A
Spencer I. Browne,                           1993      380,000      300,000             N/A         350,000           2,249
 President, Chief Operating Officer          1992      290,000      250,000             N/A         100,000             800
 and a Director                              1991      270,000      225,000             N/A         100,000             N/A
David D. Mandarich,                          1993      432,000      300,000             N/A         350,000           3,239
 Executive Vice President -- Real            1992      432,000      250,000             N/A         100,000           2,935
 Estate (1) and a Director                   1991      432,000      225,000             N/A         551,914             N/A
Paris G. Reece III,                          1993      155,000      110,000             N/A               0           2,249
 a Vice President, Secretary,                1992      140,000       85,000             N/A               0             800
 Treasurer, Chief Financial Officer          1991      129,600       65,000             N/A          20,000             N/A
 and Principal Accounting Officer
John J. Heaney,                              1993      102,000       44,000             N/A               0           2,226
 a Vice President                            1992      100,000       40,000             N/A               0             800
                                             1991       95,000       35,000             N/A          15,000             N/A

- - ------------------------
(1) In 1989, the Company entered into a consulting agreement (the "Consulting Agreement") with Mr. Mandarich. During the two years ended December 31, 1992 and through March 1993, Mr. Mandarich served as a consultant to the Company. The Consulting Agreement, with an original expiration date of December 31, 1991, provided, among other things, for (i) the Company to pay Mr. Mandarich a fee for such services of $40,000 per month (a rate equal to his former salary), which subsequently was reduced to $36,000 per month effective January 1, 1991; (ii) the payment of an annual bonus to Mr. Mandarich in an amount to be determined by the Company's Board of Directors; (iii) the grant of a five-year option to purchase 250,000 shares of Common Stock at a price of $2.75 per share; and (iv) a severance benefit of $480,000 upon the first to occur of the expiration of the Consulting Agreement or the termination (without cause) of consultancy services thereunder. In addition, the Consulting Agreement provided for certain indemnification and death and disability benefits. The Company and Mr. Mandarich orally agreed to extend the consulting arrangement on the same terms as set forth in the Consulting Agreement from January 1992 until April 1993, at which time Mr. Mandarich was elected Executive Vice President -- Real Estate of the Company. The Consulting Agreement, together with the specific severance arrangement provided therein, was terminated in connection with this election. Richmond Homes paid $9,000 and $112,500 of Mr. Mandarich's fees and bonus, respectively, in 1991; $216,000 and $125,000 of his fees and bonus, respectively, in 1992; and $216,000 and $150,000 of his fees and bonus, respectively, in 1993 for services rendered to Richmond Homes during these periods.

(2)   Amount represents a reimbursement for estimated additional income taxes to be incurred by Mr. Mizel in future  years in connection with the grant  of certain  non-qualified stock options in prior years which were intended to be granted as incentive stock options.
(3)   The amounts disclosed in this column include:
      (a) Company contributions  under the  Company's 401(k) plan  on behalf  of each  of the named executive officers in the amounts of $2,249 for Messrs.
      Mizel, Browne  and  Reece,  $2,226  for Mr.  Heaney  and  $1,259  for  Mr.
      Mandarich   for  fiscal  1993;   and  $800  each   for  fiscal  1992;  and
      (b) contributions on behalf of Mr. Mandarich by Richmond Homes pursuant to its 401(k) plan of $1,980 for fiscal 1993 and $2,135 for fiscal 1992.

N/A: Disclosure is not applicable under the Securities and Exchange Commission's rules.

                       OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information on option grants in fiscal 1993 to the named executive officers.

                                                   INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE VALUE
                                           ----------------------------------              AT ASSUMED ANNUAL RATES OF
                              SHARES         PERCENT OF TOTAL                               STOCK PRICE APPRECIATION
                            UNDERLYING      OPTIONS GRANTED TO     EXERCISE                     FOR OPTION TERM
                          OPTIONS GRANTED   EMPLOYEES IN FISCAL      PRICE     EXPIRATION  --------------------------
          NAME                (#)(1)             YEAR (2)           ($/SH)        DATE         5%            10%
- - ------------------------  ---------------  ---------------------  -----------  ----------  -----------  -------------
Larry A. Mizel                  333,334              30.0%         $    6.00     11/10/98  $   552,564  $   1,221,022
                                 16,666               1.5               6.60     11/10/98       30,390         67,153
Spencer I. Browne               333,334              30.0               6.00     11/10/98      552,564      1,221,022
                                 16,666               1.5               6.00     11/10/99       34,008         77,153
David D. Mandarich              333,334              30.0               6.00     11/10/98      552,564      1,221,022
                                 16,666               1.5               6.00     11/10/99       34,008         77,153
Paris G. Reece III                    0                 0                N/A          N/A          N/A            N/A
John J. Heaney                        0                 0                N/A          N/A          N/A            N/A

- - ------------------------
(1) (i) Options granted in 1993 are exercisable, as to 100,000 shares of Common Stock for each named officer who received options, 33 1/3% on July 1, 1994 and cumulatively as to an additional 33 1/3% on each of July 1, 1995 and 1996; and (ii) as to 250,000 shares of Common Stock for each named officer who received options, 33 1/3% when the Common Stock price exceeds $9.00 per share for 20 of 30 consecutive business days, cumulatively as to an additional 33 1/3% when the Common Stock price exceeds $11.00 per share for 20 of 30 consecutive business days and cumulatively as to the remaining 33 1/3% when the Common Stock price exceeds $13.50 per share for 20 of 30 consecutive business days. The closing price of the Common Stock on the New York Stock Exchange on the date of grant was $6.00.
(2) The Company granted options representing 1,110,000 shares of Common Stock to employees in fiscal 1993.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

    The following table provides information on option exercises in fiscal 1993 by the named executive officers and the value of such officers' unexercised options at December 31, 1993.

                                                      SHARES UNDERLYING        VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS
                            SHARES                   FISCAL YEAR END (1)      AT FISCAL YEAR END (1)
                          ACQUIRED ON     VALUE     ----------------------  --------------------------
          NAME             EXERCISE     REALIZED    EXERCISED  UNEXERCISED    EXERCISED    UNEXERCISED
- - ------------------------  -----------  -----------  ---------  -----------  -------------  -----------
Larry A. Mizel                67,563   $   398,118    448,361     387,500   $   2,277,551   $ 134,141
Spencer I. Browne             73,125       427,449    288,125     388,750       1,361,973     141,484
David D. Mandarich            41,250       193,359    571,914     388,750       2,731,252     141,484
Paris G. Reece III             7,500        41,953     32,500       5,000         173,828      25,313
John J. Heaney                21,250       112,891          0       3,750               0      18,984

- - ------------------------
(1) The closing price of the Common Stock on December 31, 1993 on the New York Stock Exchange was $5.875.

    NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT THAT MIGHT INCORPORATE FUTURE FILINGS, IN WHOLE OR IN PART, THE FOLLOWING REPORT AND THE PERFORMANCE GRAPHS SHALL NOT BE INCORPORATED BY REFERENCE INTO ANY SUCH FILING.

REPORT OF THE COMPENSATION COMMITTEE

    The Compensation Committee of the Board of Directors (the "Committee") of the Company is comprised solely of non-employee directors and is responsible for setting executive compensation policies and determining the compensation paid to executive officers of the Company.

    The Company's executive compensation programs are intended to enable the Company to attract, retain and reward highly-qualified executives while maintaining a strong and direct link between executive pay, the Company's financial performance and total shareowner return. The Committee believes that officers and certain other key employees should have a significant stake in the Company's stock price performance under programs which link executive compensation to shareowner return.

    There are three main components of the executive compensation program at the
Company: base salaries, annual bonuses and stock-based long-term incentives. The Committee believes that the Company has a highly-experienced executive team and that success in its principal markets has the potential to make the Company a target for other companies seeking proven executives. Furthermore, the Company's management philosophy calls for maintaining relatively few middle management employees in order to speed decision making and to operate more efficiently. As a result of this philosophy, in recent years, base salaries for the Company's executive officers have been targeted at or above the average rates paid by competitors to enable the Company to retain its skilled executives. Nonetheless, the Committee believes, based upon the studies of a major independent human resources consulting firm retained by the Committee, that the Company's overall management costs are lower than other, similarly-sized companies. Base salaries are reviewed annually and are adjusted based on individual performance, average salary increases in the industry and the going rate for similar positions at comparable companies. The Chief Executive Officer received no salary increase during 1993 or 1992. It should also be noted that Mr. Mandarich earned 50% of his compensation for 1993 as Chairman of the Board of Richmond Homes.

    The Company maintains an annual bonus program under which executive officers and other key management employees have the opportunity to earn cash bonuses. The bonus program is intended to motivate and reward officers and other employees for the attainment of the Company's annual profit and other financial performance goals, as determined by the Committee. Largely in response to difficult economic conditions in its principal markets in the late 1980's and early 1990's as compounded by threatened litigation arising from the failures of a number of thrift institutions with which the Company had dealings, the Company engaged in a major restructuring program which was largely completed in 1991. The Company built on the results of this restructuring in returning the Company to profitability through a number of major accomplishments in 1992 and 1993, culminating with the completion of a $218 million private debt offering in December 1993, which have greatly enhanced the Company's balance sheet and financial flexibility. In order to meet the Company's objectives during this period, in addition to the consideration of the Company's actual financial performance in comparison to its budgeted goals, the Committee has weighed heavily the executive officers' specific contributions to these accomplishments as a factor in determining the amount of cash bonuses. With the restructuring completed and a substantially strengthened operation in place, the Committee intends to place primary emphasis on key financial measures, primarily operating income, and the performance of each executive officer in his particular area of executive responsibility in determining future annual cash bonus amounts for such executive officers.



    In April 1994, the Committee adopted, subject to shareowner approval, the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan for years beginning in 1995, although the performance-based objectives outlined in this plan may be utilized as a guide for determining cash bonus amounts for certain executive officers in 1994. This plan is designed to (i) provide Messrs. Mizel, Browne and Mandarich, the Company's most senior executives, annual incentive compensation based on achievement of specific performance objectives linked to shareowner return; and (ii) meet the requirements for exemption from limits on the ability of the Company to deduct executive compensation.


    It is the Committee's practice periodically to grant stock options to executive officers and other key management employees. The Committee believes that stock options serve to link closely management and shareowner interests and motivate executives to make long-term decisions and investments that will serve to increase the long-term total return to shareowners. Vesting provisions also serve to provide long-term incentives to retain key executive officers. Awards of stock options for executive officers are intended to be consistent with competitive practice, with the ultimate value received by option holders directly linked to increases in the Company's stock price. When making grants of stock options, the Committee also considers financial performance, shareowner dilution and past grant practices.

CEO COMPENSATION


    Mr. Mizel's compensation has been determined according to the principles described above. Mr. Mizel's salary for 1993 was $540,000 which was the same as in 1992 and 1991. The Compensation Committee approved a bonus of $300,000 for Mr. Mizel for 1993, which was based upon the following factors: (i) the fact that Mr. Mizel has not had a salary increase in six years (his salary was decreased by $60,000 per year in 1991); (ii) the successful completion of the Company's private placement of debt and the resulting simplification of the Company's capital structure; and (iii) the Company's improved financial results for 1993 relative to both the Company's 1992 financial results and projections in its 1993 business plan. The Compensation Committee also granted options to acquire 350,000 shares of the Company's Common Stock to Mr. Mizel in 1993. This grant was made pursuant to the Compensation Committee's objectives to increase the link between management's incentives and shareowner value. All options were granted at exercise prices at or above the fair market value of the Common Stock on the date of grant.


                                          COMPENSATION COMMITTEE
                                          Steven J. Borick, Chairman
                                          Gilbert Goldstein
                                          William B. Kemper

                               PERFORMANCE GRAPHS

    Set forth below is a graph comparing the yearly change in the cumulative total return of the Common Stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of a peer group over the five-year period ending on December 31, 1993. During 1988, the Company initiated a major restructuring of its operations which was largely completed in 1991. To reflect the results of these restructuring efforts, a second graph has been provided which compares the yearly change in the cumulative total return of the Common Stock with the cumulative total return of the Standard & Poor's 500 Stock Index and with that of the peer group for the three years following December 31, 1990. It is assumed in the graphs that $100 was invested (i) in the Common Stock; (ii) in the stock of the companies in the Standard & Poor's 500 Index; and (iii) in the stocks of the peer group companies just prior to the commencement of the period (December 31, 1988 in the first graph and December 31, 1990 in the second graph) and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following peer companies: Centex Corporation, PHM Corporation, U.S. Home Corporation, Standard Pacific Corp., The Ryland Group, Inc., Toll Brothers, Inc., Kaufman and Broad Home Corporation, J.M. Peters Company, Inc., Lennar Corporation and UDC Homes Inc.

    Note: The stock price performance shown on the following graphs is not necessarily indicative of future price performance.

           COMPARISON OF CUMULATIVE TOTAL RETURN OF MDC COMMON STOCK,
                  THE S&P 500 INDEX AND A SELECTED PEER GROUP

                                   FIVE YEARS

             JAN. 1, 1989     DEC. 31, 1989    DEC. 31, 1990    DEC. 31, 1991    DEC. 31, 1992    DEC. 31, 1993
            ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
S&P                  100              132              128              166              179              197
Peer Group           100              106               67              139              161              210
MDC                  100               50                9               68              150              214

                                  THREE YEARS

                      JAN. 1, 1991     DEC. 31, 1991   DEC. 31, 1992  DEC. 31, 1993
                     ---------------  ---------------  -------------  -------------
S&P                           100              130             140            155
Peer Group                    100              200             229            316
MDC                           100              750           1,650          2,350

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board of Directors is comprised of the following non-employee directors: Steven J. Borick (chairman), Gilbert Goldstein and William B. Kemper. During fiscal 1993, Gilbert Goldstein, P.C., of which Mr. Goldstein is the sole shareholder, performed services for the Company in the ordinary course of business for which it received compensation from the Company. For a discussion of the services provided and the compensation received, see "Certain Relationships and Related Transactions" below.

DIRECTOR COMPENSATION

    Each director who is not an officer of the Company is paid $3,000 per month and $750 for each Board of Directors meeting and each meeting of the Audit and Compensation Committees and is reimbursed for expenses related to his attendance at Board of Directors and committee meetings. Mr. Borick received fees of $750 per month and a lump sum payment of $10,000 from Richmond Homes for services as a Richmond Homes director and $750 for services rendered during the year on Richmond Homes' compensation committee. The $750 monthly fee Mr. Borick receives for serving as a Richmond Homes director was increased to $1,500 per month commencing January 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


    The table below sets forth those persons known by the Company to have owned beneficially 5% or more of the outstanding shares of Common Stock individually and the number of shares beneficially owned by the Company's named officers individually and by all of the Company's officers and directors as a group, each as of May 2, 1994. The information as to beneficial ownership is based upon statements furnished to the Company by such persons. Information with respect to the beneficial ownership of shares of Common Stock held by each of the directors of the Company, one of whom beneficially owns more than 5% of the outstanding shares of Common Stock, is set forth in "Directors" above.


                                                                                  NUMBER OF SHARES
                                                                                   OF COMMON STOCK
                                                                                        OWNED         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                            BENEFICIALLY       CLASS (2)
- - --------------------------------------------------------------------------------  -----------------  -------------
Manufacturers Life Insurance Company ...........................................      1,866,666(3)          9.8%
 200 Bloor Street East
 Toronto, Ontario, CANADA M4W 1E5
Paris G. Reece III .............................................................         45,000(4)            *
 3600 South Yosemite St., #900
 Denver, Colorado 80237
John J. Heaney .................................................................         39,946(4)            *
 3600 South Yosemite St., #900
 Denver, Colorado 80237
All officers and directors as a group
 (9 persons)....................................................................      6,660,562            32.0%

- - ------------------------
 *    Less than 1%.
(1) The address of Mr. Mizel, the director who beneficially owns more than 5% of the outstanding shares of Common Stock (see "Directors" above), is 3600 South Yosemite Street, #900, Denver, Colorado 80237.
(2) In calculating the percentage of ownership, all shares of Common Stock which the identified person or group had the right to acquire within 60 days of May 2, 1994, by the exercise of options and warrants, are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.
(3) Based upon information in a Schedule 13G filed with the Commission on February 14, 1989, Manufacturers Life Insurance Company exercises sole voting and dispositive power over all such shares.
(4) Includes the following shares of Common Stock which such persons had the right to acquire within 60 days of May 2, 1994 by the exercise of stock options ranging in prices from $.28125 to $.8125 per share: Mr. Reece 37,500 and Mr. Heaney 3,750.


    No change in control of the Company has occurred since the beginning of the last fiscal year. The Company knows of no arrangement the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The principal offices of the Company are located in approximately 69,900 square feet in a building owned by the Company. OMNIBANCORP, of which certain officers and/or directors of the Company are officers, directors and/or shareowners (including Larry A. Mizel, who is the Chairman of the Board and the largest shareholder of both the Company and OMNIBANCORP), is a tenant of the building. OMNIBANCORP leases approximately 16,200 square feet in the building for which it paid rent, including for parking, of approximately $236,500, including retroactive rent adjustments, in 1993. The lease, which expires on May 31, 1995, provides OMNIBANCORP with the right to renew the lease for up to 18 successive five-year periods at the lower of the current lease rate or a "market value rental rate" (as defined in the lease). Approximately 5,300 square feet in the building is leased by various affiliates of Mr. Mizel for which they collectively paid rent, including for parking, of approximately $22,500 in 1993.

    The Company and certain of its subsidiaries maintain accounts in Omnibank Southeast, which is located in the same building as the Company. During 1993, Messrs. Mizel and Kemper were officers and/or directors and shareholders, and Messrs. Browne and Goldstein were shareholders, of OMNIBANCORP, the holding company which owns Omnibank Southeast.

    The Company provides a self-funded contributory medical plan (the "Medical Plan") for its eligible employees through Pacific Mutual Insurance Company ("Pacific Mutual"). The Company also permits participation in the Medical Plan by Mr. Kemper. Prior to April 1, 1993, several employees (such employees are herein referred to as "Affiliate Participants") of two entities affiliated with Mr. Mizel (Woodhaven Management Company Limited Liability Company, which is 90% owned by LaM Financial Holdings, Ltd., a limited partnership in which CVentures, Inc. is the general partner, and CVentures, Inc.) also participated in the Medical Plan. Under the Medical Plan's funding arrangement, the Company makes payments to a trust in order to provide funds for the future payments of medical claims. Funds are transferred weekly by the trust to reimburse Pacific Mutual for the amount of claims paid. The Company maintains reinsurance up to an annual stop loss limit of $100,000 on any one participant's claims and an annual aggregate stop loss limit of 125% of the total expected claims for the Medical Plan. Covered employees share the required Medical Plan premium costs with the Company through semi-monthly payroll deductions, whereas Mr. Kemper contributes (and, prior to April 1, 1993, the Affiliate Participants contributed) 100% of the required premiums. Premiums paid by the Affiliate Participants and Mr. Kemper for the Medical Plan's fiscal year ended February 28, 1994 exceeded medical claims paid by the Company on behalf of such Affiliate Participants and Mr. Kemper.

    During 1993, the Company and Richmond Homes paid Premier Building Group, Inc. ("Premier"), a company in which Mr. Mandarich's brother-in-law is an owner and the vice president, approximately $11,557,000 for plumbing, door and millwork services.


    Effective January 1, 1992, the Company entered into a one-year agreement (which is automatically renewed for successive one-year periods, unless terminated by either party prior to the end of any annual term and remains in effect) with Gilbert Goldstein, P.C., of which Gilbert Goldstein, a director of the Company, is the sole shareholder. Under the terms of the agreement, Mr. Goldstein acts as a consultant to the Company on legal matters and, in return, the Company (i) pays Mr. Goldstein's firm $7,500 per month for a minimum of 80 hours per month in legal services; (ii) pays Mr. Goldstein's firm $150 per hour for services performed in excess of 80 hours in any month; (iii) provides office space with an estimated annual rental value of $15,600 in the Company's office building at 3600 South Yosemite Street; and (iv) provides one full-time secretary (in 1993, this secretary received an annual salary of $27,000 plus benefits). Payment of $90,000 was made directly to Mr. Goldstein's firm in 1993 in connection with this agreement.


    During 1993, the Company and Richmond Homes paid to PageWorks + Tri Design ("PageWorks"), a marketing and communications firm, approximately $246,000 for advertising and marketing design services. PageWorks is owned by the brother-in-law of Mr. Mizel.

    HomeAmerican has made loans to certain officers and employees of the Company in the ordinary course of its business. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

ASSET INVESTORS CORPORATION

    Financial Asset Management Corporation ("Asset Management") is an indirect, wholly-owned subsidiary of the Company formed to provide advisory and management services to Asset Investors. Asset Management has entered into a management agreement (the "Management Agreement") with Asset Investors, which was amended and renewed as of January 1, 1994. Pursuant to the Management Agreement, Asset Management advises Asset Investors on various facets of its business and manages its day-to-day operations, subject to the supervision of Asset Investors' board of directors. As of May 2, 1994, three of the five directors of Asset Investors were Independent Directors (as defined in Asset Investors' Bylaws). Asset Management receives compensation, based in large part on the performance of Asset Investors, for its management services. During 1993, Asset Management earned management and CMO administration fees of $592,000 and $1,582,000, respectively. Larry A. Mizel, chairman of the board of directors of the Company and Asset Investors, and Spencer I. Browne, president and a director of the Company and president, chief executive officer and a director of Asset Investors, are the beneficial owners of 1.28% and 1.30%, respectively, of the outstanding common stock of Asset Investors. In addition, the Company is the beneficial owner of approximately 1.1% of the outstanding shares of common stock of Asset Investors.

COMMERCIAL ASSETS, INC.

    In August 1993, Asset Investors formed Commercial Assets to acquire and manage a portfolio of ownership interests in commercial securitizations. As of May 2, 1994, three of the five directors of Commercial Assets were Independent Directors (as defined in Commercial Assets' Bylaws). In October 1993, Asset Investors distributed approximately 70% of the shares of Commercial Assets to the Asset Investors shareowners as a dividend. Asset Investors owns approximately 27.5% of the common stock of Commercial Assets. The Company currently owns approximately 0.8% of Commercial Assets' outstanding common stock. Asset Management has entered into a management agreement with Commercial Assets. Pursuant to the Commercial Assets management agreement, Asset Management receives an incentive fee, which is based on the performance of Commercial Assets, administration fees and fees for other management services. The incentive fee is based on Commercial Assets' income as determined under applicable provisions of the Internal Revenue Code. Asset Management earned $5,000 in fees from Commercial Assets through December 31, 1993. Mr. Mizel, the chairman of the board of directors, and Mr. Browne, president, chief executive officer and a director of Commercial Assets, are beneficial owners of 1.9% and 1.5%, respectively, of the outstanding common stock of Commercial Assets.


RICHMOND HOMES
    In December 1989, the Company sold most of the real estate and related assets used in its Colorado home building and land development operations and certain other assets to Richmond Homes for notes and preferred and common stock. Pursuant to agreements entered into between the Company and Richmond Homes at that time, Richmond Homes also was required to purchase certain additional property (the "Additional Property") from the Company. During 1993, $3,267,000 of Additional Property was purchased for $2,905,000 in notes and $362,000 in cash. At December 31, 1993, Richmond Homes had $142,781,000 principal amount of notes payable (including the RAHC Loan which is discussed below) outstanding to the Company at interest rates, excluding contingent interest (which generally accrues based on $1,500 per home closed up to 1,500 homes per year and $1,750 for each home closed in excess of 1,500 homes, not to exceed an interest rate of 12% per annum), ranging from 0% to prime plus 2.5% and maturity dates ranging from January 1994 through December 2000. The notes are secured by common stock, mortgages on property and other assets of Richmond Homes which had an approximate book value of $127,000,000 at December 31, 1993.


    On February 2, 1994, the Company acquired 35% of the outstanding shares of Richmond Homes common stock (the only remaining shares of Richmond Homes not then owned by the Company) from Messrs. Mizel and Mandarich. Messrs. Mizel and Mandarich had purchased the shares in December 1989. In exchange for their shares of Richmond Homes, Messrs. Mizel and Mandarich received an aggregate of 608,695 shares of MDC Common Stock based upon a purchase price determined by an appraisal. The Company now owns 100% of Richmond Homes. As of May 2, 1994, Messrs. Mizel and Mandarich owed $559,920 and $280,080, respectively, to the Company under unsecured promissory notes (which bear interest at 8%, payable annually in December, and which mature in December 1999) which were issued to the Company in February 1994 in exchange for an aggregate of $840,000 in notes held by the Company which were executed by Messrs. Mizel and Mandarich in connection with their 1989 purchase from the Company of the Richmond Homes shares. The Company recognized interest income of $67,000 on the exchanged notes in 1993.


    Richmond Homes and the Company entered into various other agreements, including agreements which outline the terms under which certain accrued and contingent liabilities and future performance obligations with respect to the assets sold to Richmond Homes would be shared between Richmond Homes and the Company. In addition, under written arrangements for 1993, (i) the Company provided data processing services and supplies to Richmond Homes, for which it charged Richmond Homes $162,000; (ii) the Company provided certain administrative services (principally tax and legal services) to Richmond Homes, for which it charged Richmond Homes $138,000; and
(iii) Richmond Homes provided certain construction management, warranty and other services to the Company, for which it charged the Company $41,000. These agreements were cancelled in February 1994 when Richmond Homes became a wholly-owned subsidiary. The Company also leased certain space in its building to Richmond Homes for rent of $24,000 in 1993.

    The Company has issued a $100,000 letter of credit to an insurance company to facilitate Richmond Homes' participation in the Company's home buyers' structural warranty program. The Company and Richmond Homes also entered into a separate agreement whereby Richmond Homes reimburses the Company for all costs associated with Richmond Homes' participation in this warranty program. Richmond Homes granted the Company a secured interest in real estate as collateral for the $100,000 letter of credit.

    In November 1992, Richmond Homes and M.D.C. Development and Pipeline Company, a wholly-owned subsidiary of the Company (formerly named Richmond American Homes of Colorado, Inc., "RAHC"), entered into a Loan Agreement (the "RAHC Loan") pursuant to which RAHC loaned Richmond Homes the original principal amount of $22,500,000. The RAHC Loan provides for monthly payments of interest at a rate of 2.5% per annum over the prime rate (8.5% at December 31, 1993) and payments of principal in quarterly installments, which commenced November 1,
1993, of $1,000,000. The RAHC Loan also provides for certain payments of contingent interest to RAHC from the sale of the property which was developed with the proceeds of the RAHC Loan. A commitment fee of $1,125,000, payable in annual installments of $225,000 beginning in November 1992, was required with respect to the RAHC Loan. The RAHC Loan is partially secured by junior liens on certain of Richmond Homes' properties and the stock of Richmond Homes Investments, Inc. IV ("Richmond Homes Investments"), a wholly-owned investment subsidiary of Richmond Homes. The proceeds of the RAHC Loan were used as follows: (i) $15,000,000 was disbursed to pay in full a $15,000,000 promissory note executed by Richmond Homes to RAHC in connection with the 1989 restructuring; (ii) $5,512,000 was used to pay off the $6,000,000 line of credit from the Company to Richmond Homes; and (iii) the remaining $1,988,000 was used for certain development costs for Colorado home building projects. The RAHC Loan is not a revolving line of credit and is due on December 31, 1997.

    In November 1992, M.D.C. Land Corporation, a wholly-owned subsidiary of the Company, granted to Richmond Homes rolling options to purchase 179 developed lots in the Piney Creek development in Arapahoe County, Colorado, for which Richmond Homes paid option deposits totalling $100,000. In May 1993, 120 lots in a Piney Creek development were added to the rolling options. The terms of the options required, upon purchase, initial payments ranging from $18,000 to $50,000 per lot, with an average of approximately $27,000 per lot. As of December 31, 1993, 76 lots had been purchased under these options for payments totalling $1,906,000. The option agreements were cancelled in February 1994 when Richmond Homes became a wholly-owned subsidiary.

    In addition, in November 1992, Richmond Homes Investments granted the Company an option to acquire up to $14,600,000 principal amount of the Company's senior subordinated notes due in 1996 (the "MDC 1996 Notes"), which are owned by Richmond Homes Investments, at a price equal to 83% of the principal amount of such MDC 1996 Notes. The Company paid $110,000 to acquire the option. In December 1993, the Company terminated the option and exchanged with Richmond Homes Investments the MDC 1996 Notes for a 12.375% $14,600,000 principal amount note due December 2004. No gain or loss was recorded in the exchange.

    During 1993, subsidiaries of the Company sold to Richmond Homes water and sewer taps for approximately $699,000 and land for approximately $190,000.

    The Company guarantees  certain bank indebtedness  of Richmond Homes,  which
bank   indebtedness  had  an  outstanding  principal  balance  of  approximately
$17,702,000 at December 31, 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (A) 1. FINANCIAL STATEMENTS.

    The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8:

                                                                                                              PAGE
                                                                                                            ---------
M.D.C. Holdings, Inc. and Subsidiaries
  Report of Independent Accountants.......................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1993 and 1992............................................        F-3
  Consolidated Statements of Income for the three years ended December 31, 1993...........................        F-5
  Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1993.............        F-6
  Consolidated Statements of Cash Flows for the three years ended December 31, 1993.......................        F-7
  Notes to Consolidated Financial Statements..............................................................        F-9

    (A) 2. FINANCIAL STATEMENT SCHEDULES.

    The  following  financial  statement  schedules  of  the  Company  and   its
subsidiaries are included in Part II, Item 8:


M.D.C. Holdings, Inc. and Subsidiaries
  Schedule II -- Amounts Receivable From Related Parties and Underwriters, Promoters
   and Employees Other Than Related Parties..........................................       F-39
  Schedule VIII -- Valuation and Other Qualifying Accounts...........................       F-40
  Schedule IX -- Short-Term Borrowings...............................................       F-41
  Schedule XII -- Mortgage Loans.....................................................       F-42


    Except for the schedules set forth above, all other schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.

    Financial statements for certain unconsolidated partnerships and joint ventures owned 50% or less by the Company or its subsidiaries, which are accounted for on the equity method, have been omitted because they do not, individually, or in the aggregate, constitute a significant subsidiary.

    (A) 3. EXHIBITS.

   3.1(a)  Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc.
           (hereinafter  sometimes  referred   to  as   "MDC",  the   "Company"  or   the
           "Registrant")  regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated  by reference to Exhibit 3.1(a) of  the
           Company's Quarterly Report on Form 10-Q dated June 30, 1987).*
   3.1(b)  Form  of Certificate of Incorporation of  MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form  10-Q
           dated June 30, 1987).*
   3.2(a)  Form  of Amendment to  the Bylaws of MDC  regarding indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form  10-Q
           dated June 30, 1987).*
   3.2(b)  Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit
           3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

   4.1     Form  of Certificate  for shares of  the Company's  common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement  on
           Form S-3, Registration No. 33-426).*
   4.2(a)  Form  of Indenture,  dated as of  June 15,  1984, between the  Company and The
           Royal Bank  and Trust  Company,  with respect  to the  Company's  Subordinated
           Exchangeable  Variable Rate  Notes (the  "1984 RBTC  Indenture") (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement  on
           Form S-2, Registration No. 2-90744).*
   4.2(b)  First  Supplemental Indenture,  dated as  of June 20,  1985, to  the 1984 RBTC
           Indenture  (incorporated  herein  by  reference  to  Exhibit  4.13(a)  of  the
           Company's Registration Statement on Form S-3, Registration No. 33-426).*
   4.2(c)  Form  of the Company's Subordinated Exchangeable Variable Rate Notes (filed as
           Exhibits A  and B  to Exhibit  4.13 and  incorporated herein  by reference  to
           Exhibit  4.3 of the Company's Registration Statement on Form S-2, Registration
           No. 2-90744).*
   4.3     Note Purchase Agreement,  dated as of  December 13, 1985,  among the  Company,
           Yosemite Financial, Inc., a Colorado corporation and a wholly-owned subsidiary of  the  Company,  and  City Investing  Company  Liquidating  Trust, including exhibits (incorporated herein by  reference to Exhibit  4.26 of the  Company's
           Registration Statement on Form S-2, Registration No. 33-2734).*
   4.4(a)  Form  of Senior Notes Indenture,  dated as of December  15, 1993, by and among the Company, the Guarantors and Pledgors named therein and First Bank National
           Association, a National Association, as Trustee, with respect to the Company's
           11 1/8% Senior  Notes due  2003, including form  of Senior  Note (the  "Senior
           Notes  Indenture") (incorporated  herein by  reference to  Exhibit 4.1  of the
           Company's Form 8-K dated January 11, 1994).*
   4.4(b)  First Supplemental Indenture,  dated as  of February  2, 1994,  to the  Senior
           Notes Indenture.**
   4.5     Form  of Convertible Notes  Indenture, dated as  of December 15,  1993, by and
           between  the  Company  and  First   Bank  National  Association,  a   National
           Association,  as Trustee,  with respect  to the  Company's 8  3/4% Convertible
           Subordinated Notes due 2005, including form of Convertible Note  (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K dated January 11,
           1994).*
   4.6     Form  of Senior Notes Registration Rights  Agreement, dated as of December 28,
           1993, by  and  among  the  Company,  the  Guarantors  named  therein  and  the
           Purchasers  who are signatories thereto, with  respect to the Company's Senior
           Notes (incorporated herein by reference to  Exhibit 4.3 of the Company's  Form
           8-K dated January 11, 1994).*
   4.7     Form  of Convertible Notes Registration Rights Agreement, dated as of December
           28, 1993, by and  between the Company and  the Purchasers who are  signatories
           thereto,   with  respect  to  the  Company's  Convertible  Subordinated  Notes
           (incorporated herein by  reference to Exhibit  4.4 of the  Company's Form  8-K dated January 11, 1994).*
  10.1(a)  The  Company's  1983  Incentive  Stock  Option  Plan  (incorporated  herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for  the
           year ended December 31, 1982).*
  10.1(b)  1987 Amendments to the Incentive Stock Option Plan of MDC (incorporated herein by  reference to Exhibit 10.1(a)  of the Company's Annual  Report on Form 10-K
           for the year ended December 31, 1986).*

  10.1(c)  1988 Amendment to the  1983 Incentive Stock Option  Plan of MDC  (incorporated herein  by reference to  Exhibit 19.3(a) of the  Company's Quarterly Report on
           Form 10-Q dated June 30, 1988).*
  10.2(a)  The Company's 1983  Non-Qualified Stock  Option Plan  (incorporated herein  by reference  to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the
           year ended December 31, 1983).*
  10.2(b)  1988  Amendment  to  the   1983  Non-Qualified  Stock   Option  Plan  of   MDC
           (incorporated  herein  by  reference  to  Exhibit  10.2(b)  of  the  Company's
           Quarterly Report on Form 10-Q dated June 30, 1988).*
  10.3     The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy  Statement dated May 14, 1993 relating  to the 1993 Annual Meeting of Stockholders).*
  10.4     The Company's Director Equity Incentive Plan (incorporated herein by reference to  Exhibit B of the Company's Proxy  Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders).*
  10.5(a)  Amended Management Agreement between  Asset Investors Corporation ("AIC")  and
           Financial  Asset Management Corporation  ("FAMC") dated as  of January 1, 1990
           (incorporated herein by reference to  Exhibit 10.8(d) to the Company's  Annual
           Report on Form 10-K for the year ended December 31, 1989).*
  10.5(b)  Amended  Management Agreement between AIC and FAMC dated as of January 1, 1991
           (incorporated herein by  reference to  Exhibit 19 of  the Company's  Quarterly
           Report on Form 10-Q dated June 30, 1991).*
  10.5(c)  Amended  Management Agreement between AIC and FAMC dated as of January 1, 1992
           (incorporated herein by reference to  Exhibit 10.3(c) of the Company's  Annual
           Report on Form 10-K for the year ended December 31, 1991).*
  10.6     CMO  Participation Agreement among  the Company, M.D.C.  Asset Investors, Inc.
           and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.6 of M.D.C.  Asset  Investors,  Inc.'s  Registration  Statement  on  Form  S-11,
           Registration No. 33-9557).*
  10.7(a)  Form  of  Indemnity Agreement  entered into  between  the Registrant  and each member of its Board of Directors as of March 20, 1987 (incorporated herein  by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q dated
           June 30, 1987).*
  10.7(b)  Form  of Indemnity Agreement  entered into between  the Registrant and certain officers of  the  Registrant on  various  dates  during 1988  and  early  1989
           (incorporated  herein by reference to Exhibit 10.18(b) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1988).*
  10.7(c)  Form of Indemnity Agreement  entered into between the  Registrant and John  J.
           Heaney  dated as of May 12, 1989  (incorporated herein by reference to Exhibit
           10.17 to the Company's Annual Report on Form 10-K for the year ended  December
           31, 1990).*
  10.7(d)  Form   of   Agreement,   relating   to  the   advancement   of   expenses  and
           indemnification, entered into between the  Registrant and each of its  current and  former  officers and  directors  named in  certain  securities litigation
           (incorporated herein by reference to Exhibit 10.18(c) to the Company's  Annual
           Report on Form 10-K for the year ended December 31, 1988).*

  10.8(a)  Secured  Promissory Note between Richmond American  Homes of Colorado, Inc. II
           (now Richmond Homes, Inc.  I; "Richmond Homes") and  the Company, M.D.C.  Land
           Corporation  ("Land"), Richmond  Homes Limited  ("Limited"), Richmond American
           Homes of Colorado, Inc.  ("Rocky I"), Richmond American  Homes of Texas,  Inc.
           ("Texas")  and Yosemite Financial, Inc.  ("Yosemite") dated December 28, 1989, in the amount of $121,105,234 (incorporated  herein by reference to Exhibit  1 of the Company's Form 8-K dated December 28, 1989).*
  10.8(b)  Colorado  Mortgage and Security Agreement made as of the 28th day of December,
           1989, by and  among Richmond Homes  and the Company,  Land, Limited, Rocky  I,
           Texas  and  Yosemite (incorporated  herein by  reference to  Exhibit 2  of the
           Company's Form 8-K dated December 28, 1989).*
  10.8(c)  Indemnification Agreement  by  and  among  the  Company  and  Larry  A.  Mizel
           ("Mizel")  and  David  D.  Mandarich  ("Mandarich")  dated  December  21, 1989
           (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated
           December 28, 1989).*
  10.8(d)  Letter Agreement among Land  and Mizel and Mandarich  dated December 27,  1989
           (incorporated  herein by  reference to  Exhibit 11  of the  Company's Form 8-K dated December 28, 1989).*
  10.9     Promissory Note in  the amount  of $559,920 from  Mizel to  the Company  dated
           February 2, 1994.**
  10.10    Promissory  Note in the amount of $280,080 from Mandarich to the Company dated
           February 2, 1994.**
  10.11    Fifth Amendment to Piney Creek  Development Co. Joint Venture Agreement  dated
           June  13, 1991 by  and between Commercial Federal  Bank and Land (incorporated herein by reference to  Exhibit 10.25 to the  Company's Annual Report on  Form
           10-K for the year ended December 31, 1991).*
  10.12    Letter  Agreement dated September  17, 1991 by  and between Gilbert Goldstein,
           P.C. and the Company (incorporated herein by reference to Exhibit 10.26 to the
           Company's Annual Report on Form 10-K for the year ended December 31, 1991).*
 10.13(a)  Loan Agreement dated  November 30,  1992 between  Rocky I  and Richmond  Homes
           (incorporated  herein by reference to Exhibit 10.27(a) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992).*
 10.13(b)  Amended and Restated Promissory Note dated November 30, 1992 between  Richmond
           Homes and Rocky I for $22,500,000 (incorporated herein by reference to Exhibit
           10.27(b)  to  the Company's  Annual Report  on  Form 10-K  for the  year ended
           December 31, 1992).*
 10.13(c)  Pledge Agreement dated November  30, 1992 between Richmond  Homes and Rocky  I
           (incorporated  herein by reference to Exhibit 10.27(c) to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1992).*
 10.14(a)  MDC 401(k) Savings Plan (incorporated herein by reference to Exhibit  10.31(a)
           to  the Company's Annual Report  on Form 10-K for  the year ended December 31,
           1992).*
 10.14(b)  Richmond Homes  401(k)  Savings  Plan (incorporated  herein  by  reference  to
           Exhibit  10.31(b) to  the Company's  Annual Report on  Form 10-K  for the year ended December 31, 1992).*
 10.15(a)  Purchase Agreement dated as of December 6, 1993 by and between the Company and the Base Assets Trust (incorporated herein  by reference to Exhibit (c)(2)  of the Company's Form 8-K dated December 6, 1993).*

 10.15(b)  Amendment  to Purchase Agreement dated as of  December 10, 1993 by and between the Company and  the Base Assets  Trust (incorporated herein  by reference  to
           Exhibit (c)(3) of the Company's Form 8-K dated December 6, 1993).*
 10.16(a)  Option  Agreement dated as  of December 6,  1993 by and  among the Company and
           Mizel and Mandarich (incorporated herein by reference to Exhibit (c)(4) of the
           Company's Form 8-K dated December 6, 1993).*
 10.16(b)  First Amendment to Option Agreement dated  December 20, 1993 by and among  the
           Company and Mizel and Mandarich.**
  21       Subsidiaries of the Company.**
  23       Consent of Price Waterhouse.
  99       Agreement  and  Plan  of  Merger  dated  February  2,  1994  between  Richmond
           Acquisitions, Inc. and Richmond Homes.**

- - ------------------------
 *Incorporated herein by reference.
**Previously filed with original 1993 Form 10-K.


    (B) REPORTS ON FORM 8-K.

    On December 6, 1993, a Form 8-K was filed for certain Item 5 events thereunder.

    On January 11, 1994, a Form 8-K was filed for certain Item 5 events thereunder.


    On March 28, 1994, a Form 8-K was filed for certain Item 5 events thereunder.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Form 10-K to be signed on this 2nd day of May, 1994 on its behalf by the undersigned, thereunto duly authorized.



                                          M.D.C. HOLDINGS, INC.
                                          (Registrant)


                                          By:       /s/ PARIS G. REECE III

                                          --------------------------------------

                                                     Paris G. Reece III
                                               VICE PRESIDENT, CHIEF FINANCIAL
                                             OFFICER AND PRINCIPAL ACCOUNTING
                                                         OFFICER