Form 10-Q
period 1994-03-31
MDC HOLDINGS INC
filed 1994-05-16
CIK 773141

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8951

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

                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                        -----      -----

        AS OF APRIL 20, 1994, 19,020,000 SHARES OF M.D.C. HOLDINGS, INC.
                         COMMON STOCK WERE OUTSTANDING.

===============================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----


Part I.   Financial Information:

          Item 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets as of March 31, 1994
                    (Unaudited) and December 31, 1993. . . . . . . . . .      1

                    Statements of Income for the three months
                    ended March 31, 1994 and 1993 (Unaudited). . . . . .      3

                    Statements of Cash Flows for the three months
                    ended March 31, 1994 and 1993 (Unaudited). . . . . .      4

                    Notes to Financial Statements (Unaudited). . . . . .      6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operation. . . .     18

Part II.  Other Information:

          Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . .     33

          Item 4.   Submission of Matters to a Vote of
                    Securityholders. . . . . . . . . . . . . . . . . . .     34

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .     34

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  March 31,    December 31,
                                                     1994          1993
                                                 -----------   ------------
ASSETS                                            (Unaudited)
 Corporate
  Cash and cash equivalents                         $ 25,787       $ 42,443
  Investments and marketable
   securities, net                                       805            765
  Property and equipment, net                         10,380         10,432
  Deferred income tax asset, net                       8,851          8,100
  Deferred issue costs, net                           11,087         11,233
  Other assets, net                                    2,425          3,200
                                                    --------       --------
                                                      59,335         76,173
                                                    --------       --------

  Home Building
   Cash and cash equivalents                          15,143         18,479
   Home sales and other accounts
    receivable                                         8,560          5,423
   Investment in metropolitan district
    bonds                                             16,395         13,795
   Inventories, net
    Housing completed or under
     construction                                    226,825        201,023
    Land and land under development                  186,511        192,881
   Prepaid expenses and other assets,
    net                                               51,870         48,863
                                                    --------       --------
                                                     505,304        480,464
                                                    --------       --------

  Mortgage Lending
   Cash and cash equivalents                           1,072          1,505
   Restricted cash                                     3,400          3,400
   Accrued interest and other assets,
    net                                                2,674          2,571
   Mortgage loans held in inventory,
    net                                               48,865         68,065
                                                    --------       --------
                                                      56,011         75,541
                                                    --------       --------

  Asset Management
   Cash and cash equivalents                             570            576
   Mortgage Collateral, net, and
    related assets                                   103,553        134,166
   Equity CMO Interests, net                           5,265          6,427
   Other loans and assets, net                         3,186          3,519
                                                    --------       --------
                                                     112,574        144,688
                                                    --------       --------

Total Assets                                        $733,224       $776,866
                                                    --------       --------
                                                    --------       --------


(continued)


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                  March 31,    December 31,
                                                     1994          1993
                                                 -----------   ------------
LIABILITIES                                       (Unaudited)
 Corporate
  Accounts payable and accrued
   expenses                                         $ 25,432       $ 20,846
  Income taxes payable                                18,659         28,711
  Notes payable                                        3,614          3,624
  Senior Notes, net                                  187,235        187,199
  Subordinated Notes, net                             38,215         38,213
                                                    --------       --------
                                                     273,155        278,593
                                                    --------       --------
  Home Building
   Accounts payable and accrued
    expenses                                          74,335         70,741
   Lines of credit                                    38,800         24,645
   Notes payable                                      48,856         62,495
                                                    --------       --------
                                                     161,991        157,881
                                                    --------       --------
  Mortgage Lending
   Accounts payable and accrued
    expenses                                           7,647          8,487
  Line of credit                                      12,850         29,500
                                                    --------       --------
                                                      20,497         37,987
                                                    --------       --------
  Asset Management
   Accounts payable and accrued
    expenses                                           2,509          3,051
  CMO bonds, net, and related
   liabilities                                        96,802        123,500
                                                    --------       --------
                                                      99,311        126,551
                                                    --------       --------

COMMITMENTS AND CONTINGENCIES                             --             --
                                                    --------       --------

    Total Liabilities                                554,954        601,012
                                                    --------       --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
   25,000,000 shares authorized; none
   issued                                                 --             --
  Common stock, $.01 par value;
   100,000,000 shares authorized;
   21,684,000 and 20,914,000 shares
   issued, respectively, at March 31,
   1994 and December 31, 1993                            217            209
  Additional paid-in capital                         133,635        133,455
  Retained earnings                                   60,107         57,879
                                                    --------       --------
                                                     193,959        191,543
  Less treasury stock, at cost;
   2,664,000 shares                                  (15,689)       (15,689)
                                                    --------       --------
    Total Stockholders' Equity                       178,270        175,854
                                                    --------       --------
Total Liabilities and Stockholders'
 Equity                                             $733,224       $776,866
                                                    --------       --------
                                                    --------       --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

REVENUES:

 Home Building                                   $158,578          $ 98,722
 Mortgage Lending                                   5,487             3,436
 Asset Management                                   4,266            13,169
 Corporate                                            362               558
                                                 --------          --------
    Total Revenues                                168,693           115,885
                                                 --------          --------

COSTS AND EXPENSES:

 Home Building                                    149,265            96,863
 Mortgage Lending                                   2,583             2,595
 Asset Management                                   3,244             8,501
 Corporate general and administrative               3,933             3,574
 Corporate and home building interest
  (Note E)                                          2,956             3,217
                                                 --------          --------
   Total Expenses                                 161,981           114,750
                                                 --------          --------

Income before income taxes                          6,712             1,135
Provision for income taxes                          2,906               220
                                                 --------          --------
Net Income                                       $  3,806          $    915
                                                 --------          --------
                                                 --------          --------

EARNINGS PER SHARE

 Primary                                         $    .19          $    .04
                                                 --------          --------
                                                 --------          --------
 Fully-diluted                                   $    .18          $    .04
                                                 --------          --------
                                                 --------          --------

WEIGHTED-AVERAGE SHARES OUTSTANDING

 Primary                                           20,326            22,231
                                                 --------          --------
                                                 --------          --------
 Fully-diluted                                     23,939            22,231
                                                 --------          --------
                                                 --------          --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

OPERATING ACTIVITIES:

  Net Income                                    $   3,806         $     915
  Adjustments To Reconcile Net Income To
   Net Cash Used In Operating Activities:
    Gains on sales of mortgage-related
     assets                                          (313)           (5,181)
    Depreciation and amortization                   1,871             1,538
    Equity CMO Interest valuation
     adjustments                                       --             2,000
  Net Changes In Assets and Liabilities
   Mortgage loans held in inventory                19,236           (20,909)
   Home building inventories                      (22,304)          (14,783)
   Receivables                                     (3,606)           (5,002)
   Accounts payable and accrued expenses           (1,961)           19,585
   Deferred income taxes                             (751)              153
   Other, net                                      (2,993)           (1,451)
                                                ---------         ---------

Net Cash Used In Operating Activities              (7,015)          (23,135)
                                                ---------         ---------

INVESTING ACTIVITIES:

  Mortgage Collateral and other loans
    Principal payments and prepayments             17,670            19,718
    Sales                                           4,910             4,923
  Distributions of capital from Equity CMO
   Interests                                        1,162             2,265
  CMO Bond principal payments                          --               491
  Changes in investments and marketable
   securities, net                                     --            12,000
  Changes in restricted cash, net                   6,363            11,532
  Other, net                                         (262)             (508)
                                                ---------         ---------

Net Cash Provided By Investing Activities          29,843            50,421
                                                ---------         ---------


(Continued)


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

FINANCING ACTIVITIES:

  CMO bonds - Principal payments                $ (26,350)        $ (34,049)
  Lines of credit
    Advances                                      171,804            48,924
    Principal payments                           (174,299)          (39,505)
  Notes payable
    Borrowings                                        497            11,070
    Principal payments                            (15,019)          (11,980)
  Subordinated Note payments                           --              (355)
  Other, net                                          108                45
                                                ---------         ---------
Net Cash Used In Financing Activities             (43,259)          (25,850)
                                                ---------         ---------
Net Increase (Decrease) In Cash and Cash
 Equivalents                                      (20,431)            1,436

Cash and Cash Equivalents

   Beginning Of Period                             63,003            61,028
                                                ---------         ---------
   End Of Period                                $  42,572         $  62,464
                                                ---------         ---------
                                                ---------         ---------


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest, net of amounts capitalized          $     533         $   6,792
  Income taxes                                     12,620               515


                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS


 Home building inventory purchases financed
  by seller                                         3,049                --
 Home building land inventory sales
  financed by MDC                                     457               503
 Disposition of land inventories
  collateralized by notes payable
   Inventories                                      2,864                --
   Notes payable                                    2,176                --
   Accrued interest and other liabilities             688                --


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   PRESENTATION OF FINANCIAL STATEMENTS

     The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its consolidated subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1994 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

     Certain reclassifications have been made in the 1993 financial statements to conform to the classifications used in the current year.

B.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Home Building
  Home sales                                     $156,735          $ 97,608
  Land sales                                        1,750             1,056
  Other revenues                                       93                58
                                                 --------          --------
                                                  158,578            98,722
                                                 --------          --------

  Home cost of sales                              131,479            83,195
  Land cost of sales                                2,037             1,096
  Marketing                                         9,002             6,356
  General and administrative                        6,747             6,216
                                                 --------          --------
                                                  149,265            96,863
                                                 --------          --------
     Operating Profit                               9,313             1,859
                                                 --------          --------


(Continued)


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Mortgage Lending
  Interest revenues                              $    765          $    898
  Origination fees                                  1,236             1,085
  Gains on sale of mortgage servicing               2,872               772
  Gains on sales of mortgage loans, net                99               364
  Mortgage servicing and other                        515               317
                                                 --------          --------
                                                    5,487             3,436
                                                 --------          --------

  Interest expense                                    194               255
  General and administrative                        2,389             2,340
                                                 --------          --------
                                                    2,583             2,595
                                                 --------          --------
    Operating Profit                                2,904               841
                                                 --------          --------

Asset Management
  Interest revenues                                 2,927             6,928
  Gains on sales of mortgage-related assets           313             5,181
  Management fees and other                         1,307             1,341
                                                 --------          --------
                                                    4,547            13,450
                                                 --------          --------

  Interest expense                                  2,554             5,788
  Equity in losses of Equity CMO Interests,
   net                                                 --             2,000
  General and administrative                          690               713
                                                 --------          --------
                                                    3,244             8,501
                                                 --------          --------
    Operating Profit                                1,303             4,949
                                                 --------          --------

Corporate
  Other revenues                                      362               558
                                                 --------          --------

  Interest expense                                  3,237             3,498
  General and administrative                        3,933             3,574
                                                 --------          --------
                                                    7,170             7,072
                                                 --------          --------
    Net Corporate Expenses                         (6,808)           (6,514)
                                                 --------          --------

Intersegment Eliminations
  Asset management interest revenues                 (281)             (281)
                                                 --------          --------
  Corporate interest expense                         (281)             (281)
                                                 --------          --------
                                                       --                --
                                                 --------          --------
Income Before Income Taxes                       $  6,712          $  1,135
                                                 --------          --------
                                                 --------          --------


C.   ACQUISITION OF ADDITIONAL SHARES OF RICHMOND HOMES

     On February 2, 1994, MDC acquired the balance (35%) of the outstanding shares of Richmond Homes, Inc. I ("Richmond Homes") common stock which it did not own from Messrs. Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President - Real Estate and a director of the Company). Richmond Homes and its subsidiaries conduct the

Company's Colorado home building operations. In exchange for these shares of Richmond Homes common stock, Messrs. Mizel and Mandarich were issued an aggregate of 608,695 shares of Common Stock of MDC.

     As the transaction was between related parties, the issuance of the MDC Common Stock was recorded based on the net book value of Richmond Homes, which had approximately zero common shareholders' equity at the date of the acquisition. Accordingly, the value of the shares of MDC Common Stock issued to Messrs. Mizel and Mandarich was recorded at zero.

D. ACCOUNTING CHANGE - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Effective as of January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which supersedes SFAS No.
12. The adoption of SFAS No. 115 had no effect on Net Income and had an immaterial effect on Stockholders' Equity.

E.   INTEREST ACTIVITY


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------
                                                      (In Thousands)


Interest capitalized in home building
 inventory, beginning of period                  $ 42,681          $ 48,440
Interest incurred
  Corporate and home building                       8,364             6,056
  Mortgage lending                                    194               255
  Asset management                                  2,554             5,788
Interest expense
  Corporate and home building                      (2,956)           (3,217)
  Mortgage lending                                   (194)             (255)
  Asset management                                 (2,554)           (5,788)
Previously capitalized home building
 interest included in cost of sales                (6,208)           (3,761)
                                                 --------          --------
 Interest capitalized in home building
 inventory, end of period                        $ 41,881          $ 47,518
                                                 --------          --------
                                                 --------          --------

 Home building inventories, end of period        $413,336          $351,661
                                                 --------          --------
                                                 --------          --------


F.   EARNINGS PER SHARE

     Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. In 1994, the computation of fully-diluted earnings per share further assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes due December 2005.

G.   EQUITY CMO INTERESTS

     MDC owns a 49.999% ownership interest in seven collateralized mortgage obligation ("CMO") issuances which are accounted for on the equity method (collectively, "Equity CMO Interests"). The unaudited condensed financial information of the Equity CMO Interests is set forth below. The information provided includes 100% of the gross assets and liabilities comprising these interests (in thousands).



                                                March 31,      December 31,
                                                  1994              1993
                                               ----------      ------------


Condensed Combined Summarized Financial
 Condition (100%)
  Assets                                         $356,892          $422,338
  Liabilities                                     336,242           398,048
                                                 --------          --------
  Net Assets                                     $ 20,650          $ 24,290
                                                 --------          --------
                                                 --------          --------

MDC's Share of Net Assets (Net of
 Valuation Allowances of $5,060 and
 $5,718, respectively, at March 31,
 1994 and December 31, 1993)                     $  5,265          $  6,427
                                                 --------          --------
                                                 --------          --------

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------


Condensed Combined Operating Results (100%)
  Earnings before premium/discount
   amortization
    Interest and other revenues                  $  8,817          $ 15,528
    Interest and other expenses                     6,868            12,163
                                                 --------          --------
                                                    1,949             3,365

  Premium/discount amortization                    (3,265)           (7,621)
                                                 --------          --------

Net Loss (100%)                                  $ (1,316)         $ (4,256)
                                                 --------          --------
                                                 --------          --------

Equity in losses of Equity CMO
 Interests before valuation
 adjustments                                     $     --          $     --
Valuation adjustments                                  --            (2,000)
                                                 --------          --------

Equity in losses of Equity CMO
 Interests, net of valuation
 adjustments                                     $     --          $ (2,000)
                                                 --------          --------
                                                 --------          --------


     MDC's share of net losses for the three months ended March 31, 1994 and 1993 was $658,000 and $2,128,000, respectively, all of which was charged against valuation allowances.

H.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Senior Notes are guaranteed unconditionally on an unsecured subordinated basis, jointly and severally, (the "Guaranties") by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond

American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes and Richmond Homes, Inc. II (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture). Supplemental combining financial information follows.

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                 MARCH 31, 1994
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

ASSETS
Corporate
 Cash and cash equivalents                               $ 25,787       $     --       $     --      $      --       $ 25,787
 Investments and marketable
  securities, net                                             801             --              4             --            805
 Investments in subsidiaries                              210,246         23,549             --       (233,795)            --
 Advances and notes
  receivable - Parent and
  subsidiaries                                            254,894             52         92,695       (347,641)            --
 Property and equipment, net                               10,380             --             --             --         10,380
 Deferred income taxes                                       (349)         9,200             --             --          8,851
 Deferred issue costs, net                                 11,087             --             --             --         11,087
 Other assets, net                                          2,110             --            315             --          2,425
                                                         --------       --------       --------      ---------       --------
                                                          514,956         32,801         93,014       (581,436)        59,335
                                                         --------       --------       --------      ---------       --------

Home Building
 Cash and cash equivalents                                     --         14,205            938             --         15,143
 Trade and other accounts
  receivable                                                  305         16,482            285         (8,512)         8,560
 Investment in metropolitan
  district bonds                                           14,000          2,395             --             --         16,395
 Inventories, net
  Housing completed or
   under construction                                          --        212,794         14,031             --        226,825
  Land and land under
   development                                             (1,530)       149,300         37,702          1,039        186,511
 Prepaid expenses and other
  assets, net                                               1,225         39,652          8,589          2,404         51,870
                                                         --------       --------       --------      ---------       --------
                                                           14,000        434,828         61,545         (5,069)       505,304
                                                         --------       --------       --------      ---------       --------

Mortgage Lending
 Cash and cash equivalents                                     --             --          1,072             --          1,072
 Restricted cash                                               --             --          3,400             --          3,400
 Other assets, net                                             --             --          2,674             --          2,674
 Mortgage loans held in
  inventory, net                                               --             --         48,865             --         48,865
                                                         --------       --------       --------      ---------       --------
                                                               --             --         56,011             --         56,011
                                                         --------       --------       --------      ---------       --------

Asset Management
 Cash and cash equivalents                                     --             --            570             --            570
 Mortgage Collateral, net,
  and related assets                                           --             --        103,553             --        103,553
 Equity CMO Interests, net                                     --             --          5,265             --          5,265
 Other loans and assets, net                                   --             --          3,186             --          3,186
                                                         --------       --------       --------      ---------       --------
                                                               --             --        112,574             --        112,574
                                                         --------       --------       --------      ---------       --------

     Total Assets                                        $528,956       $467,629       $323,144      $(586,505)      $733,224
                                                         --------       --------       --------      ---------       --------
                                                         --------       --------       --------      ---------       --------


(continued)

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                 MARCH 31, 1994
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

LIABILITIES
Corporate
 Accounts payable and
  accrued expenses                                       $ 25,191       $     --       $    241      $      --       $ 25,432
 Advances and notes payable
  - Parent and subsidiaries                                73,822        192,887         96,113       (362,822)            --
 Income taxes payable                                      15,589          3,070             --             --         18,659
 Notes payable                                              3,614             --             --             --          3,614
 Senior Notes, net                                        187,235             --             --             --        187,235
 Subordinated Notes, net                                   38,215             --             --             --         38,215
                                                         --------       --------       --------      ---------       --------
                                                          343,666        195,957         96,354       (362,822)       273,155
                                                         --------       --------       --------      ---------       --------

Home Building
 Accounts payable and
  accrued expenses                                            736         63,386          9,890            323         74,335
 Lines of credit                                               --         38,800             --             --         38,800
 Notes payable                                              6,284         31,457         11,115             --         48,856
                                                         --------       --------       --------      ---------       --------
                                                            7,020        133,643         21,005            323        161,991
                                                         --------       --------       --------      ---------       --------

Mortgage Lending
 Accounts payable and
  accrued expenses                                             --             --         16,206         (8,559)         7,647
 Line of credit                                                --             --         12,850             --         12,850
                                                         --------       --------       --------      ---------       --------
                                                               --             --         29,056         (8,559)        20,497
                                                         --------       --------       --------      ---------       --------

Asset Management
 Accounts payable and
  accrued expenses                                             --             --          2,509             --          2,509
 CMO bonds, net, and related
  liabilities                                                  --             --         96,802             --         96,802
                                                         --------       --------       --------      ---------       --------
                                                               --             --         99,311             --         99,311
                                                         --------       --------       --------      ---------       --------

     Total Liabilities                                    350,686        329,600        245,726       (371,058)       554,954
                                                         --------       --------       --------      ---------       --------

STOCKHOLDERS' EQUITY
 Preferred stock                                               --             --             10            (10)            --
 Common Stock                                                 217             18            124           (142)           217
 Additional paid-in capital                               133,635        120,200        116,589       (236,789)       133,635
 Retained earnings                                         60,107         17,811        (39,296)        21,485         60,107
 Less treasury stock                                      (15,689)            --             (9)             9        (15,689)
                                                         --------       --------       --------      ---------       --------
     Total Stockholders'
      Equity                                              178,270        138,029         77,418       (215,447)       178,270
                                                         --------       --------       --------      ---------       --------
     Total Liabilities and
      Stockholders' Equity                               $528,956       $467,629       $323,144      $(586,505)      $733,224
                                                         --------       --------       --------      ---------       --------
                                                         --------       --------       --------      ---------       --------


(continued)

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

ASSETS
Corporate
 Cash and cash equivalents                               $ 42,443       $     --       $     --      $      --       $ 42,443
 Investments and marketable
  securities, net                                             761             --              4             --            765
 Investments in subsidiaries                              191,462         23,009         15,030       (229,501)            --
 Advances receivable -
  Parent and subsidiaries                                 260,931             37         91,348       (352,316)            --
 Property and equipment, net                               10,432             --             --             --         10,432
 Deferred income taxes                                         --          8,100             --             --          8,100
 Deferred issue costs, net                                 11,233             --             --             --         11,233
 Other assets, net                                          2,715                           485                         3,200
                                                         --------       --------       --------      ---------       --------
                                                          519,977         31,146        106,867       (581,817)        76,173
                                                         --------       --------       --------      ---------       --------

Home Building
 Cash and cash equivalents                                     --         17,792            687             --         18,479
 Trade and other accounts receivable                           41          9,059            213         (3,890)         5,423
 Investment in metropolitan
  district bonds                                           11,400          2,395             --             --         13,795
 Inventories, net
  Housing completed or
   under construction                                          --        187,796         13,227             --        201,023
  Land and land under
   development                                             (1,530)       153,068         40,252          1,091        192,881
 Prepaid expenses and other
  assets, net                                               1,312         39,728          5,400          2,423         48,863
                                                         --------       --------       --------      ---------       --------
                                                           11,223        409,838         59,779           (376)       480,464
                                                         --------       --------       --------      ---------       --------

Mortgage Lending
 Cash and cash equivalents                                     --             --          1,505             --          1,505
 Restricted cash                                               --             --          3,400             --          3,400
 Accrued interest and other
  assets, net                                                  --             --          2,571             --          2,571
 Mortgage loans held in
  inventory, net                                               --             --         68,065             --         68,065
                                                         --------       --------       --------      ---------       --------
                                                               --             --         75,541             --         75,541
                                                         --------       --------       --------      ---------       --------

Asset Management
 Cash and cash equivalents                                     --             --            576             --            576
 Mortgage Collateral, net,
  and related assets                                           --             --        134,166             --        134,166
 Equity CMO Interests, net                                     --             --          6,427             --          6,427
 Other loans and assets, net                                   --             --          3,519             --          3,519
                                                         --------       --------       --------      ---------       --------
                                                               --             --        144,688             --        144,688
                                                         --------       --------       --------      ---------       --------
     Total Assets                                        $531,200       $440,984       $386,875      $(582,193)      $776,866
                                                         --------       --------       --------      ---------       --------
                                                         --------       --------       --------      ---------       --------


(continued)


                                       -12

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

LIABILITIES
Corporate
 Accounts payable and
  accrued expenses                                      $  20,564      $      --      $     282      $      --      $  20,846
 Advances payable - Parent
  and subsidiaries                                         68,342        176,576        120,800       (365,718)            --
 Income taxes payable                                      26,635          2,076             --             --         28,711
 Notes payable                                              3,624             --             --             --          3,624
 Senior Notes, net                                        187,199             --             --             --        187,199
 Subordinated Notes, net                                   38,213             --             --             --         38,213
                                                        ---------      ---------      ---------      ---------      ---------
                                                          344,577        178,652        121,082       (365,718)       278,593
                                                        ---------      ---------      ---------      ---------      ---------

Home Building
 Accounts payable and
  accrued expenses                                            864         62,768          6,800            309         70,741
 Lines of credit                                               --         24,645             --             --         24,645
 Notes payable                                              9,905         40,548         12,042             --         62,495
                                                        ---------      ---------      ---------      ---------      ---------
                                                           10,769        127,961         18,842            309        157,881
                                                        ---------      ---------      ---------      ---------      ---------

Mortgage Lending
 Accounts payable and
  accrued expenses                                             --             --         12,375         (3,888)         8,487
 Line of credit                                                --             --         29,500             --         29,500
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         41,875         (3,888)        37,987
                                                        ---------      ---------      ---------      ---------      ---------

Asset Management
 Accounts payable and
  accrued expenses                                             --             --          3,051             --          3,051
 CMO bonds, net, and related
  liabilities                                                  --             --        123,500             --        123,500
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --        126,551             --        126,551
                                                        ---------      ---------      ---------      ---------      ---------

     Total Liabilities                                    355,346        306,613        308,350       (369,297)       601,012
                                                        ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY
 Preferred stock                                               --         20,475             10        (20,485)            --
 Common Stock                                                 209             19            124           (143)           209
 Additional paid-in capital                               133,455         99,725        116,590       (216,315)       133,455
 Retained earnings                                         57,879         14,152        (38,190)        24,038         57,879
 Less treasury stock                                      (15,689)            --             (9)             9        (15,689)
                                                        ---------      ---------      ---------      ---------      ---------

     Total Stockholders'
      Equity                                              175,854        134,371         78,525       (212,896)       175,854
                                                        ---------      ---------      ---------      ---------      ---------

     Total Liabilities and
      Stockholders' Equity                              $ 531,200      $ 440,984      $ 386,875      $(582,193)      $776,866
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------


                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

REVENUES:
 Home Building                                            $    --       $147,681        $11,656       $   (759)      $158,578
 Mortgage Lending                                              --             --          5,487             --          5,487
 Asset Management                                              --             --          4,547           (281)         4,266
 Corporate other revenues                                     342             --             20             --            362
 Equity in earnings of
  subsidiaries                                              9,169            999             --        (10,168)            --
                                                          -------       --------        -------       --------       --------
     Total Revenues                                         9,511        148,680         21,710        (11,208)       168,693
                                                          -------       --------        -------       --------       --------

COSTS AND EXPENSES:
 Home Building                                                364        138,543         10,563           (205)       149,265
 Mortgage Lending                                              --             --          2,583             --          2,583
 Asset Management                                              --             --          3,244             --          3,244
 Corporate general and
  administrative                                            3,902             --             31             --          3,933
 Corporate and home building
  interest                                                 (1,467)         4,127          1,032           (736)         2,956
                                                          -------       --------        -------       --------       --------
     Total Expenses                                         2,799        142,670         17,453           (941)       161,981
                                                          -------       --------        -------       --------       --------

Income before income taxes                                  6,712          6,010          4,257        (10,267)         6,712
Provision for income taxes                                  2,906          2,348          1,445         (3,793)         2,906
                                                          -------       --------        -------       --------       --------

NET INCOME                                                $ 3,806       $  3,662        $ 2,812       $ (6,474)      $  3,806
                                                          -------       --------        -------       --------       --------
                                                          -------       --------        -------       --------       --------


                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                        THREE MONTHS ENDED MARCH 31, 1993
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

REVENUES:
 Home Building                                             $   14        $93,346        $ 8,741       $ (3,379)      $ 98,722
 Mortgage Lending                                              --             --          3,436             --          3,436
 Asset Management                                              --             --         13,450           (281)        13,169
 Corporate other revenues                                     590             --             (4)           (28)           558
 Equity in earnings of
  subsidiaries                                              4,770          1,141             --         (5,911)            --
                                                           ------        -------        -------       --------       --------
     Total Revenues                                         5,374         94,487         25,623         (9,599)       115,885
                                                           ------        -------        -------       --------       --------

COSTS AND EXPENSES:
 Home Building                                                  1         90,267          8,088         (1,493)        96,863
 Mortgage Lending                                              --             --          2,595             --          2,595
 Asset Management                                              --             --          8,501             --          8,501
 Corporate general and
  administrative                                            3,591             --              3            (20)         3,574
 Corporate and home building
  interest                                                    647          2,240          1,092           (762)         3,217
                                                           ------        -------        -------       --------       --------
     Total Expenses                                         4,239         92,507         20,279         (2,275)       114,750
                                                           ------        -------        -------       --------       --------

Income before income taxes                                  1,135          1,980          5,344         (7,324)         1,135
Provision for income taxes                                    220            733          2,167         (2,900)           220
                                                           ------        -------        -------       --------       --------

NET INCOME                                                 $  915        $ 1,247        $ 3,177       $ (4,424)      $    915
                                                           ------        -------        -------       --------       --------

                                                           ------        -------        -------       --------       --------


                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES                                $ (9,952)     $ (20,598)      $ 21,786       $  1,749      $  (7,015)
                                                         --------      ---------       --------       --------      ---------

INVESTING ACTIVITIES:
 Mortgage Collateral
  Principal payments and
   prepayments                                                 --            211         17,459             --         17,670
  Sales                                                        --             --          4,910             --          4,910
 Distributions of capital
  from Equity CMO Interests                                    --             --          1,162             --          1,162
 Changes in restricted cash                                    --             --          6,363             --          6,363
 Affiliate notes receivable                                 2,108             --          3,053         (5,161)            --
 Other, net                                                    22           (110)          (174)            --           (262)
                                                         --------      ---------       --------       --------      ---------
Net Cash Provided By (Used
 In) Investing Activities                                   2,130            101         32,773         (5,161)        29,843
                                                         --------      ---------       --------       --------      ---------

FINANCING ACTIVITIES:
 Net increase (reduction) in
  borrowings from Parent
  and subsidiaries                                         (5,311)        17,880        (10,820)        (1,749)            --
 CMO bonds - principal
  payments                                                     --             --        (26,350)            --        (26,350)
 Lines of Credit                                               --             --             --             --             --
   Advances                                                    --        171,804             --             --        171,804
   Principal payments                                          --       (157,649)       (16,650)            --       (174,299)
 Notes payable
  Borrowings                                                   --            497             --             --            497
  Principal payments                                       (3,631)       (10,461)          (927)            --        (15,019)
 Affiliate notes payable                                       --         (5,161)            --          5,161             --
 Other, net                                                   108             --             --             --            108
                                                         --------      ---------       --------       --------      ---------

Net Cash Provided By (Used
 In) Financing Activities                                  (8,834)        16,910        (54,747)         3,412        (43,259)
                                                         --------      ---------       --------       --------      ---------

Net Decrease In Cash And
 Cash Equivalents                                         (16,656)        (3,587)          (188)            --        (20,431)

Cash And Cash Equivalents

 Beginning Of Period                                       42,443         17,792          2,768             --         63,003
                                                         --------      ---------       --------       --------      ---------
 End Of Period                                           $ 25,787      $  14,205       $  2,580       $     --      $  42,572
                                                         --------      ---------       --------       --------      ---------
                                                         --------      ---------       --------       --------      ---------


                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1993
                                 (IN THOUSANDS)


                                                                    UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                           MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------    ------------   ------------    -----------    -----------

NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES                                 $   926       $(18,041)       $(6,616)     $     596       $(23,135)
                                                          -------       --------        -------      ---------       --------

INVESTING ACTIVITIES:
 Mortgage Collateral
  Principal payments and
   prepayments                                                 --             14         19,704             --         19,718
  Sales                                                        --             --          4,923             --          4,923
 Distributions of capital
  from Equity CMO Interests                                    --             --          2,265             --          2,265
 CMO Bond principal payments                                   --             --            491             --            491
 Changes in investments and
  marketable securities, net                               12,000             --             --             --         12,000
 Affiliate notes receivable                                   479             --            393           (872)            --
 Changes in restricted cash                                    --             --         11,532             --         11,532
 Other, net                                                  (139)          (164)          (205)            --           (508)
                                                          -------       --------        -------      ---------       --------
Net Cash Provided By (Used
 In) Investing Activities                                  12,340           (150)        39,103           (872)        50,421
                                                          -------       --------        -------      ---------       --------

FINANCING ACTIVITIES:
 Net increase (reduction) in
  borrowings from Parent
  and subsidiaries                                         (2,147)         6,675         (3,932)          (596)            --
 CMO bonds - principal
  payments                                                     --             --        (34,049)            --        (34,049)
 Lines of credit
  Advances                                                  1,540         41,010          6,374             --         48,924
  Principal payments                                       (1,887)       (37,618)            --             --        (39,505)
 Senior and Subordinated
  Notes - payments                                           (355)            --             --             --           (355)
 Notes payable
  Borrowings                                                   --         11,070             --             --         11,070
  Principal payments                                       (2,892)        (8,189)          (899)            --        (11,980)
 Affiliate notes payable                                       --           (872)            --            872             --
 Other, net                                                    45             --             --             --             45
                                                          -------       --------        -------      ---------       --------

Net Cash Provided By (Used
 In) Financing Activities                                  (5,696)        12,076        (32,506)           276        (25,850)
                                                          -------       --------        -------      ---------       --------

Net Increase (Decrease) In
 Cash And Cash Equivalents                                  7,570         (6,115)           (19)            --          1,436

Cash And Cash Equivalents

 Beginning Of Period                                       35,993         22,502          2,533             --         61,028
                                                          -------       --------        -------      ---------       --------

 End Of Period                                            $43,563       $ 16,387       $  2,514      $      --       $ 62,464
                                                          -------       --------        -------      ---------       --------
                                                          -------       --------        -------      ---------       --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  INTRODUCTION

     MDC is a national home builder with major operations in (i) metropolitan Denver and, to a lesser extent, Colorado Springs, Colorado (collectively, "Colorado"); (ii) northern Virginia and suburban Maryland (collectively, "Mid-Atlantic"); (iii) northern California and, to a lesser extent, southern California (collectively, "California"); (iv) Phoenix and Tucson, Arizona (collectively, "Arizona"); and (v) Las Vegas, Nevada ("Nevada").

     In its home building operations, the Company is engaged in the construction and sale of residential housing (collectively, the "home building segment") and mortgage origination, purchase and sale activities (collectively, the "mortgage lending segment"). MDC's mortgage lending segment enables MDC to provide mortgage loans to its home buyers and to others.

     The Company's asset management operations (collectively, the "asset management segment"), among other things, enable MDC to (i) manage the day-to-day operations of Asset Investors Corporation ("Asset Investors"), a New York Stock Exchange-listed real estate investment trust ("REIT") which generates income primarily through a portfolio of ownership interests ("CMO Ownership Interests") in issuances of collateralized mortgage obligations ("CMO bonds");
(ii) manage the day-to-day operations of Commercial Assets, Inc. ("Commercial Assets"), an American Stock Exchange-listed REIT formed in August 1993 which generates income by acquiring and managing a portfolio of ownership interests in commercial securitizations; (iii) own CMO Ownership Interests; and (iv) own interests in various other investments.

     On February 2, 1994, MDC acquired the balance (35%) of the outstanding shares of Richmond Homes, Inc. I ("Richmond Homes") common stock which it did not own from Messrs. Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President - Real Estate and a director of the Company). Richmond Homes and its subsidiaries conduct the Company's Colorado home building operations. In exchange for these shares of Richmond Homes common stock, Messrs. Mizel and Mandarich were issued an aggregate of 608,695 shares of Common Stock of MDC.

                              RESULTS OF OPERATIONS

     The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Revenues                                         $168,693          $115,885

Income before income taxes                          6,712             1,135

Net Income                                          3,806               915

Primary Earnings Per Share                            .19               .04


     MDC's revenues increased during the first three months of 1994 compared with the same period in 1993 primarily as a result of a 45% increase in home closings and an $18,100 increase in the average selling price per housing unit. These increases partially were offset by an $8,903,000 reduction in revenues of the asset management segment due principally to continued high levels of prepayments on, and sales of mortgage loans, including the mortgage loans underlying the Company's mortgage pass-through certificates which are the collateral for the Company's CMO bonds (mortgage loans or mortgage certificate collateral for CMO bonds hereafter is referred to as "Mortgage Collateral"). Prepayments on, and sales of, Mortgage Collateral have reduced the amount of the Company's Mortgage Collateral and mortgage-related assets, the asset management segment's principal interest earning assets, by more than $171,000,000 from January 1, 1993 through March 31, 1994.

     The Company's income increased for the three months ended March 31, 1994 compared with the same period in 1993 due principally to (i) increased home building operating profit from significantly higher home closings primarily due to the opening of new subdivisions in each of the Company's markets and higher Home Gross Margins (as hereafter defined); and (ii) increased mortgage lending operating profit primarily due to increased gains from sales of mortgage loan servicing. These increases partially were offset by higher marketing and general and administrative expenses due principally to the higher level of home closings. Operating income in the first quarter of 1993 was impacted positively by $5,200,000 in one-time gains resulting from sales of Mortgage Collateral, partially offset by $2,000,000 in valuation adjustments with respect to the Company's Equity CMO Interests (defined below) during the same period.

IMPACT OF HOME MORTGAGE INTEREST RATES.

     Beginning in 1992 through October 1993, home mortgage interest rates declined to their lowest levels in 25 years to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to May 1994, these interest rates have increased to as high as 9%.

     Increases in mortgage interest rates adversely affect the Company's home building and mortgage lending segments. Higher mortgage interest rates (i) may reduce the demand for homes and home mortgages; and (ii) generally will reduce home mortgage refinancing activity. With the recent increases in mortgage interest rates relative to levels in 1993, the Company, consistent with the rest of the industry in general, has experienced a major decline in refinancing activity in its mortgage lending operations. These events have affected adversely the spot mortgage loan originations and the amount of mortgage loans purchased through correspondents by the Company's mortgage lending segment, although increased originations from the Company's home building operations have offset to a significant degree these declines. The Company is unable to predict the extent to which current or future increases in mortgage interest rates will adversely affect the Company's operating activities and results of operations.

HOME BUILDING SEGMENT.

     The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Home sales revenues                              $156,735           $97,608

Average selling price per housing unit             $183.5           $ 165.4

Home Gross Margins                                  16.1%             14.8%

Homes - units
  Sales contracted, net
    Colorado                                          750               606
    Mid-Atlantic                                      412               370
    California                                        146               107
    Arizona                                           154                53
    Nevada                                             30                51
                                                 --------          --------

      Total                                         1,492             1,187
                                                 --------          --------
                                                 --------          --------

  Closed and delivered
    Colorado                                          392               338
    Mid-Atlantic                                      252               163
    California                                        107                23
    Arizona                                            86                43
    Nevada                                             17                23
                                                 --------          --------

      Total                                           854               590
                                                 --------          --------
                                                 --------          --------


(continued)


                                    March 31,    December 31,     March 31,
                                      1994           1993           1993
                                    ---------    ------------     ---------

Backlog
   Units
     Colorado                           1,018            660            741
     Mid-Atlantic                         585            425            404
     California                           137             98            132
     Arizona                              215            147             58
     Nevada                                40             27             88
                                     --------       --------       --------
        Total                           1,995          1,357          1,423
                                     --------       --------       --------
                                     --------       --------       --------

   Sales value                       $363,270       $250,530       $248,600
                                     --------       --------       --------
                                     --------       --------       --------


     Home sales revenues increased 61% for the three months ended March 31, 1994 compared with the same period in 1993 primarily as a result of (i) significant increases in home closings in all of the Company's markets except Nevada due to improved market conditions and the expansion of the Company's operations in each of its markets; and (ii) an increase in the average selling price per housing unit.

     The increase in the average selling price per housing unit for the three months ended March 31, 1994 compared with the same period in 1993 primarily was due to increases in average selling prices in all of the Company's markets except northern California. The increases in selling prices were due principally to (i) the mix of homes closed; (ii) general price increases in most of the Company's markets to, among other things, offset increases in costs; and
(iii) improved market conditions. These increases partially were offset by lower average selling prices in northern California due primarily to the introduction of more affordable homes in response to consumer demand for lower-priced housing.

     Overall, gross profits (which have been reduced for, among other things, capitalized interest, a reserve for warranty expenses on a per home basis and financing costs) as a percent of home sales ("Home Gross Margins") increased substantially during the three months ended March 31, 1994 compared with the same period in 1993. The Company achieved higher Home Gross Margins in the first quarter of 1994 in its Colorado, Mid-Atlantic and Arizona markets primarily due to improved market conditions. These increases partially were offset by lower Home Gross Margins in northern California as the Company's profitability in this area continues to be affected adversely by softness in consumer demand for new homes. To a lesser extent, Home Gross Margins also were impacted negatively by builder competition and product shifts in Nevada. Increases in, among other things, the costs of subcontracted labor, finished lots and building materials, particularly lumber, have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. In addition, increased home building activities in several of the Company's markets, particularly Colorado and Arizona, have further extended the available labor force such that the period of time required for completing construction of homes has increased. Such increased time periods result in increased interest costs during the construction period which have affected adversely, and may affect adversely in the future, Home Gross Margins.

     Assisted by improved market conditions and expanded operations in most of the Company's markets, year-to-date home sales and Backlog at March 31, 1994 reached their highest first quarter levels since 1988 and 1987, respectively. "Sales contracted, net" increased 26% during the three months ended March 31, 1994 compared with the same period in 1993. Backlog at March 31, 1994 increased 47% from December 31, 1993 and 40% from March 31, 1993. These increases principally were due to significant increases in sales in (i) Colorado (increase of 24%) and Arizona (increase of 191%) due to improved market conditions and expansions of the Company's operations in these markets; (ii) the Mid-Atlantic region (increase of 11%) due to efforts to increase the Company's market share through expansion of its operations in that region; and (iii) in California (increase of 36%) due to expansions of the Company's operations in this market.

     Marketing expenses (which include, among other things, deferred marketing, model home expenses and commissions) totalled $9,002,000 during the three months ended March 31, 1994 compared with $6,356,000 during the same period in 1993. The 42% increase during 1994 principally was due to the 45% increase in home closings and expanded operations in many of the regions in which the Company operates. As a result of these increased operations, significant additional marketing-related salary, commission and model home operation expenses were incurred. However, marketing expenses as a percentage of home building sales revenues decreased by more than 10% in 1994, relative to 1993, due primarily to increased efficiencies in the Company's marketing activities relative to the level of expansion in its existing markets.

     General and administrative expenses totalled $6,747,000 during the three months ended March 31, 1994 compared with $6,216,000 during the same period in 1993. The 9% increase during 1994 partially was due to increased salary, office and other expenses in response to increased operations. General and administrative expenses during the first quarter of 1993 also were affected adversely by non-recurring charges totalling $900,000. General and administrative expenses as a percentage of home building sales revenues during the three months ended March 31, 1994 decreased compared with the same period in 1993 due to the Company's ability to build more homes without adding substantially to existing administrative staffing and overhead.

     INACTIVE LAND INVENTORY. Since 1988, MDC has implemented a program to reduce its inventory of land and land under development in order to, among other things, maximize and preserve liquidity and reduce the risks inherent in holding, at any point in time, substantially greater amounts of land than are necessary to meet the projected requirements of MDC's home building operations over the succeeding 24 months. As a result, MDC has reduced its land inventory from $411,500,000 at December 31, 1988 to $186,511,000 at March 31, 1994, while increasing significantly the number of lots it controls under rolling options.

     The Company continues to pursue opportunities to reduce its inactive land inventories. Although the Company has been able to reduce significantly its inventory of land, the Company's net income and cash flow continue to be affected adversely by the carrying costs (e.g., property taxes and interest) associated with inactive land inventories, which were approximately one-half of the Company's total land and land under development at March 31, 1994. Most of the inactive land was acquired prior to 1991, and is held principally in Colorado. Carrying costs on inactive land inventories are expensed, not capitalized.

     The following table shows the carrying value of the land and land under development owned by MDC in each of its home building markets at March 31, 1994 segregated by the years in which such property was acquired or optioned (in thousands).


DIVISION            1994      1993      1992      1991   PRE-1991    TOTAL
- --------         --------  --------  --------  --------  --------  --------

Colorado          $   283   $ 2,891    $4,275    $9,067  $ 77,804  $ 94,320
Mid-Atlantic        7,307    11,850     3,060        --    20,222    42,439
California          7,453    14,004     2,146        --     6,326    29,929
Arizona             6,949     1,829        48        --     4,724    13,550
Nevada                 --     6,273        --        --        --     6,273
                  -------   -------    ------    ------  --------  --------

  Totals          $21,992   $36,847    $9,529    $9,067  $109,076  $186,511
                  -------   -------    ------    ------  --------  --------
                  -------   -------    ------    ------  --------  --------


MORTGAGE LENDING SEGMENT.

     OVERVIEW. HomeAmerican Mortgage Corporation ("HomeAmerican") is a full-service mortgage lender originating mortgage loans for MDC's home buyers and for others on a "spot" basis through offices located in each of MDC's markets (except southern California). As HomeAmerican is the principal originator of mortgage loans for MDC's home buyers, it is an integral part of MDC's home building operations. MDC sells its homes to customers who generally finance their purchases through Federal Housing Administration ("FHA") insured mortgage loans, Veterans Administration ("VA") guaranteed mortgage loans and conventional mortgage loans.

     HomeAmerican is an FHA, VA, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") authorized mortgage loan originator. HomeAmerican also is an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. Through correspondents, HomeAmerican purchases loans. The origination fees are retained by the correspondents on these loans while, by purchasing these loans, HomeAmerican acquires the servicing rights.

     HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican attempts to reduce its exposure to mortgage interest rate changes by (i) offering mortgage loans at market rates;
(ii) purchasing forward commitments to deliver closed loans held for sale; and
(iii) to a substantially
lesser extent, using other hedging techniques in connection with its pipeline of mortgage loan applications.

     The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Gains from sales of mortgage servicing:
 Bulk                                            $  2,585          $    585
 Other                                                287               187
Net interest income                                   571               643
Origination fees                                    1,236             1,085
Gains on sales of mortgage loans                       99               364
Mortgage servicing and other income                   515               317
General and administrative expenses                (2,389)           (2,340)
                                                 --------          --------

Operating profit                                 $  2,904          $    841
                                                 --------          --------
                                                 --------          --------

Principal amount of originations and
 purchases:
  Company home buyers                            $ 76,260          $ 53,102
  Spot                                             31,288            53,972
  Correspondent                                    26,252            29,898
                                                 --------          --------

     Total                                       $133,800          $136,972
                                                 --------          --------
                                                 --------          --------


                                    March 31,    December 31,     March 31,
                                      1994           1993           1993
                                    ---------    ------------     ---------

Composition of Servicing
 Portfolio at End of Period:
 FHA insured/VA guaranteed           $410,057       $373,716       $229,247
 Conventional                         344,297        279,615        318,529
                                     --------       --------       --------

     Total Servicing Portfolio       $754,354       $653,331       $547,776
                                     --------       --------       --------
                                     --------       --------       --------

Portion of Servicing Portfolio
 Available for Sale                  $487,331       $574,088       $332,913
                                     --------       --------       --------
                                     --------       --------       --------


     Included in the total servicing portfolio (but excluded from the portion available for sale) were loans totalling (i) at March 31, 1994, $195,830,000 which were being serviced under an agreement which expired on May 1, 1994; and
(ii) at March 31, 1993, $106,171,000 which were being serviced under an agreement which expired on April 1, 1993.

     HomeAmerican's loan originations decreased by 2% for the three months ended March 31, 1994 compared with the same period in 1993 primarily as a result of lower spot originations due primarily to increased mortgage interest rates which resulted in lower mortgage loan refinancings. These decreases were partially offset by higher originations for MDC home buyers principally due to increased closings by MDC's home building segment. HomeAmerican originated mortgages for

59% of MDC's total homes closed during the three months ended March 31, 1994 compared with 67% during the same period in 1993.

     HomeAmerican's operating profit of $2,904,000 during the three months ended March 31, 1994 was higher than the operating profit of $841,000 for the same period in 1993 principally due to increased gains from bulk servicing sales. During the three months ended March 31, 1994, HomeAmerican sold bulk mortgage loan servicing on approximately $195,830,000 of mortgage loans which resulted in pre-tax gains of $2,585,000. During the three months ended March 31, 1993, HomeAmerican had no bulk sales of servicing; however, $585,000 of income relating to a December 1992 bulk servicing sale was recognized as the related mortgage loans, totalling approximately $40,400,000, were certified for sale in such period.

     At March 31, 1994, approximately $487,331,000 of conforming mortgage loan (i.e., loans that meet the securitization standards of GNMA, FNMA or FHLMC) servicing was available for sale, which represents a 15% decrease compared with the $574,088,000 in conforming mortgage loan servicing available for sale at December 31, 1993 and a 46% increase above the $332,913,000 in conforming mortgage loan servicing available for sale at March 31, 1993.

ASSET MANAGEMENT SEGMENT.

     The following table summarizes the results of the asset management segment operations during each of the periods presented (in thousands).


                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1994              1993
                                               ----------        ----------

Management fees from Asset Investors and
 Commercial Assets                                 $  754            $  635
Equity in losses of Equity CMO Interests,
 net of valuation adjustments                          --            (2,000)
Gains on sales of Mortgage Collateral                 313             5,181
Interest income from CMO Bond and other,
 net                                                  236             1,133
                                                   ------            ------

Operating profit                                   $1,303            $4,949
                                                   ------            ------
                                                   ------            ------


     The decrease in the Company's asset management segment operating profit for the three months ended March 31, 1994 compared with the same period in 1993 is due principally to lower gains on sales of Mortgage Collateral, partially offset by valuation adjustments recorded in 1993 related to the Equity CMO Interests (as hereafter defined) which were not required in 1994.

     MANAGEMENT OF ASSET INVESTORS. The Company advises Asset Investors on various facets of Asset Investors' business. Asset Investors generates substantially all of its income through a portfolio of CMO Ownership Interests in residential mortgage loan securitizations.

     MDC has a management agreement (the "Asset Investors Management Agreement") with Asset Investors which is currently in the process of being extended through 1994, subject to the possible amendment of certain of the terms on a prospective basis. The current Asset Investors Management Agreement may be terminated by the Company or by Asset Investors with or without cause at any time upon 60 days' written notice. MDC, pursuant to the Asset Investors Management Agreement, receives compensation for CMO administration and other management services. MDC also is entitled to receive an incentive fee (the "Asset Investors Incentive Fee") which is based primarily on the level of Asset Investors dividend distributions.

     The high level of prepayments on Asset Investors' portfolio of home-mortgage related assets in 1992 and 1993 affected adversely the CMO Ownership Interests owned by Asset Investors and its income, which reduced substantially, relative to prior years, the management fees earned by the Company from Asset Investors in 1993 and the first three months of 1994. The Company earned $434,000 in management fees in the three months ended March 31, 1994 compared with $635,000 in the same period in 1993. No Asset Investors Incentive Fees were earned by the Company in the three months ended March 31, 1994 or in the same period in 1993.

     MANAGEMENT OF COMMERCIAL ASSETS. In August 1993, Asset Investors formed Commercial Assets to acquire and manage a portfolio of ownership interests in commercial mortgage securitizations. In October 1993, Asset Investors distributed approximately 70% of the shares of Commercial Assets to its stockholders as a dividend.

     MDC has a management agreement (the "Commercial Assets Management Agreement") with Commercial Assets which is currently in the process of being extended through 1994, subject to the possible amendment of certain of the terms on a prospective basis. Pursuant to the Commercial Assets Management Agreement, MDC receives (i) compensation based on the level of Commercial Assets income, as determined under applicable provisions of the Internal Revenue Code of 1986, as amended; (ii) acquisition fees; (iii) administration fees; and (iv) fees for other management services. The Commercial Assets Management Agreement may be terminated by the Company or by Commercial Assets with or without cause at any time upon 60 days' written notice.

     During the three months ended March 31, 1994, MDC earned fees totalling $320,000 from Commercial Assets.

     EQUITY CMO INTERESTS. During the three months ended March 31, 1993 MDC recorded $2,000,000 in valuation adjustments related to its 49.999% ownership interest in seven CMO Ownership Interests (these seven interests are referred to herein as "Equity CMO Interests") related to permanent declines in the value of the undiscounted projected cash flow of such Equity CMO Interests resulting from higher actual and projected prepayments caused by low interest rates. During the three months ended March 31, 1994, higher mortgage interest rates have slowed both the actual and expected prepayment speeds and, accordingly, no valuation adjustments were necessary.

     If the Mortgage Collateral underlying the Equity CMO Interests prepays or is projected to prepay at higher than current expected rates and/or if short-term interest rates increase significantly from their present rates, the Company, in the future, may recognize additional valuation adjustments.

     INVESTMENT IN A CMO BOND. On July 31, 1992, MDC purchased a $7,823,000 principal amount CMO bond (the "CMO Bond") for $7,367,000. For the three months ended March 31, 1993, the CMO Bond earned $583,000 in interest. The CMO Bond was fully paid at December 31, 1993.

     SALES OF MORTGAGE-RELATED ASSETS. In January 1993, MDC completed a sale of mortgage-related assets which resulted in a pre-tax gain totalling $5,011,000. In addition, MDC completed various other sales of mortgage-related assets which resulted in net gains totalling $313,000 and $170,000, respectively, for the three months ended March 31, 1994 and 1993.

     GENERAL. Higher short-term interest rates and/or continued high or higher levels of mortgage loan prepayments would affect adversely in future periods (i) the management fees earned from Asset Investors and Commercial Assets; and (ii) the current value of, and income from, the Company's CMO Ownership Interests. The Company currently does not expect to acquire additional CMO Ownership Interests in the future except to the extent attractive opportunities may be identified. As a result, future income from the asset management segment primarily will be dependent on management fees.

OTHER OPERATING RESULTS.

     CORPORATE AND HOME BUILDING INTEREST. Corporate and home building interest incurred increased by 38% to $8,364,000 in the first quarter of 1994 compared with $6,056,000 during the same period in 1993 due to (i) higher interest rates associated with the 11 1/8% Senior Notes due 2003 compared with the debt outstanding for the three months ended March 31, 1993; and (ii) higher levels of borrowings resulting from the Company's expanded home building operations. The portion of this corporate and home building interest capitalized (the Company capitalizes interest on its home building inventories during the period of active development and through the completion of construction) during the three months ended March 31, 1994 and 1993 totalled $5,408,000 and $2,839,000, respectively. The increase in interest capitalized for the three months ended March 31, 1994 was due primarily to (i) increased levels of home building inventories resulting from increased operations; (ii) higher capitalization rates related to the higher average effective interest rates on applicable debt, particularly with respect to Colorado; and (iii) the extended period of time for completing homes under construction in certain of the Company's markets, which increased the period of time over which interest on such construction is capitalized. The corporate and home building interest incurred which was not capitalized was reflected as interest expense totalling $2,956,000 and $3,217,000 for the three months ended March 31, 1994 and 1993, respectively. For a reconciliation of interest incurred, capitalized, expensed and previously capitalized included in cost of sales, see Note E to the Company's Condensed Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $3,933,000 during the three months ended March 31, 1994 compared with $3,574,000 during the same period in 1993. The increase in the first three months of 1994 primarily was due to an increase in salary, professional fees and insurance expense resulting from the Company's expanded operations.

     INCOME TAXES. M.D.C. Holdings, Inc. and its wholly-owned subsidiaries file a consolidated federal income tax return (the "MDC Consolidated Return"). Richmond Homes filed (or will file) a separate consolidated federal income tax return (each a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through the date Richmond Homes became a wholly-owned subsidiary of MDC (February 2, 1994).

     MDC's overall effective income tax rate during the three months ended March 31, 1994 was 43% compared with 19% during the same period in 1993. The effective income tax rates differed from the 35% federal statutory rate due primarily to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments to prior years' income taxes. The Company has recorded a net deferred income tax asset of $8,851,000, net of a valuation allowance of $2,939,000, at March 31, 1994. The valuation allowance has been provided to offset the related deferred income tax assets due to the uncertainty of realizing the benefit of future tax deductions.

     The Internal Revenue Service (the "IRS") has completed its examination of the MDC Consolidated Returns for the years 1984 through 1987 and has proposed certain adjustments to the taxable income reflected in such returns. A substantial portion of the proposed adjustments relate to the characterization of $22,000,000 in gains on sales of property held for investment, which were reported as capital gains. Certain of the other proposed adjustments would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process and believes that the amount of these adjustments will be reduced as a result. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may arise as a result of the proposed adjustments.

     The IRS currently is examining the MDC Consolidated Returns for the years 1988 through 1990 and the Richmond Homes Consolidated Returns for the years 1989 and 1990. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for any additional income taxes and interest which may arise as a result of these examinations.

                         LIQUIDITY AND CAPITAL RESOURCES

     MDC uses its capital resources to, among other things, (i) support its operations, including its inventories of homes, home sites and land; (ii) provide working capital; and (iii) provide mortgage loans for its home buyers. Capital resources are generated internally from operations and from external sources.

     Based upon its current financial condition and credit relationships, MDC believes that it has, or can obtain, adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources.

CONSOLIDATED CASH FLOW.

     For the three months ended March 31, 1994, MDC used $3,414,000 in cash exclusive of $17,017,000 in cash used to reduce amounts outstanding under lines of credit and notes payable from amounts outstanding at December 31, 1993. At March 31, 1994, the Company had $42,572,000 available in cash and cash equivalents.

     MDC's Operating Activities during the first three months of 1994 used net cash of $7,015,000 compared with net cash used of $23,135,000 during the same period in 1993. The net cash used in Operating Activities during the first three months of 1994 principally was due to increases in home building inventories as a result of significantly increased levels of home building activity, offset partially by a reduction in mortgage loans held in inventory. The net cash used by Operating Activities during the first three months of 1993 principally was due to increases in mortgage loans held in inventory, housing inventories and accounts receivable resulting from increased mortgage lending and home building activities in such period.

     Net cash provided by Investing Activities during the first three months of 1994 and 1993 totalled $29,843,000 and $50,421,000, respectively, and primarily was generated by (i) principal payments and prepayments on, and sales of, Mortgage Collateral; and (ii) in 1993, sales of marketable preferred shares used by the Company in its cash management activities. A substantial portion of the cash flow generated by these reductions was used to make required principal payments on the CMO bonds collateralized by these assets, which principally resulted in the net use of cash in Financing Activities in the first three months of 1994 and 1993 of $43,259,000 and $25,850,000, respectively. In 1994, cash used in Financing Activities was increased by net paydowns of notes payable and lines of credit. The net cash used in Financing Activities in the first three months of 1993 was partially offset by net advances on lines of credit.

NOTES PAYABLE, LINES OF CREDIT AND SUBORDINATED NOTES.

     HOME BUILDING. The aggregate amount of MDC's home building bank lines of credit at March 31, 1994 was $70,000,000. Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At March 31, 1994, $38,800,000 was borrowed and an additional $26,651,000 was collateralized and available to be borrowed under the bank lines of credit.

     As discussed above, the Company, during 1993 and the first three months of 1994, significantly expanded its home building operations and is planning to continue to expand its home building activities during the remainder of 1994 depending on economic conditions and the availability of attractive opportunities. The Company intends to finance this expansion primarily with increased bank lines of credit and through internal sources. However, when necessary, as has been the case in prior years, MDC may replace or supplement its bank lines of credit with secured project financing. The cost of secured project financing generally is higher than the cost of the Company's bank lines of credit.

     MORTGAGE LENDING. The aggregate amount available under MDC's mortgage lending bank line of credit (the "Mortgage Line") at March 31, 1994 was $75,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreements). At March 31, 1994, $12,850,000 was borrowed and an additional $16,840,000 was collateralized and available to be borrowed under the Mortgage Line.

     To provide funds for mortgage loan financing for MDC's home buyers and others on a spot basis, HomeAmerican utilizes its Mortgage Line to finance these mortgage loans on a short-term basis. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis and pursuant to mortgage loan sale commitments. During the three months ended March 31, 1994 and 1993, HomeAmerican sold $153,884,000 and $116,190,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     GENERAL. In the event that MDC's lines of credit are not renewed, or are renewed as they become due at substantially lower levels, the Company believes that it could meet its business plan through a combination of internally-generated funds and new borrowings. Required repayments of its lines of credit have in the past been, and could in the future be, repaid with, among other things, (i) available cash and/or the proceeds from the liquidation of available short-term investments; and/or (ii) the proceeds from the sale or liquidation of certain other of the Company's home building, mortgage and other assets. The sale or liquidation of assets could be at prices that are less than the carrying value of such assets and may affect adversely the Company's future financial condition and results of operations.

ASSET MANAGEMENT SEGMENT ASSETS AND LIABILITIES.

     Throughout 1993 and the first three months of 1994, the asset management segment continued to experience a net liquidation of assets and related reduction of liabilities. Mortgage Collateral, net, and related assets, has declined from $275,467,000 at January 1, 1993 to $134,166,000 at December 31, 1993 and to $103,553,000 at March 31, 1994. The proceeds from these reductions were used primarily to reduce the related CMO bonds, net, and related liabilities from $256,347,000 at January 1, 1993 to $123,500,000 at
December 31, 1993 and to $96,802,000 at March 31, 1994. These asset and liability reductions substantially were the result of (i) the high rate of prepayments on the Mortgage Collateral; and (ii) sales of Mortgage Collateral and related assets at a premium to face value and related redemptions of CMO bonds. The Company's Mortgage Collateral and related CMO bonds will continue to decrease as payments and prepayments are received or Mortgage Collateral is sold.

     The Company's Equity CMO Interests also have declined from $16,930,000 at January 1, 1993 to $6,427,000 at December 31, 1993 and to $5,265,000 at March
31, 1994 due to the receipt of distributions of capital and, in 1993, valuation adjustments.

MATERIAL CHANGES IN OTHER ASSETS AND LIABILITIES.

     HOME BUILDING RECEIVABLES. Home building receivables consist principally of receivables from home sales (representing the proceeds from home closings not yet disbursed by unrelated settlement agents), which usually are collected within seven days after the sale is closed, and certain other receivables. Such receivables totalled $8,560,000 at March 31, 1994 compared with $5,423,000 at December 31, 1993. The increase at March 31, 1994 is due to increased closings and the timing of such closings.

     HOUSING COMPLETED OR UNDER CONSTRUCTION. Housing completed or under construction increased to $226,825,000 at March 31, 1994 compared with $201,023,000 at December 31, 1993 principally due to an increase in Backlog under construction.

     LAND AND LAND UNDER DEVELOPMENT. Land and land under development totalled $186,511,000 at March 31, 1994 compared with $192,881,000 at December 31, 1993.
The decline in land inventories is due principally to (i) increased home construction activity; (ii) the continued use of "rolling" options, with periodic takedowns of lots, to acquire new land inventories for use in the Company's home building activities; and (iii) sales and other dispositions of land.

     Based upon its current business plan, MDC anticipates the acquisition, during the balance of 1994, of various parcels of finished lots and partially-developed land for use in its future home building operations. The Company currently intends to acquire a significant portion of the land inventories required in future periods through take downs of lots subject to rolling options entered into in prior periods and under new rolling option agreements. The use of rolling options lessens the Company's risk and improves liquidity.

     MORTGAGE LOANS HELD IN INVENTORY. Mortgage loans held in inventory decreased to $48,865,000 at March 31, 1994 compared with $68,065,000 at December 31, 1993, due to the decreased mortgage loan originations in the first quarter of 1994 compared with the fourth quarter of 1993.

                              M.D.C. HOLDINGS, INC.
                                    FORM 10-Q

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS.

SETTLEMENT OF WESTERN SAVINGS CIVIL MATTERS.

     In December 1993, the Resolution Trust Corporation (the "RTC"), acting in its corporate capacity and as receiver for Western Savings and Loan Association ("Western"), gave its final administrative approval to an agreement-in-principle executed between MDC and the RTC in February 1993 which provides for a settlement and mutual release of all potential claims between the parties and related persons relating to any of the Company's past transactions with Western.

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

THRIFT INDUSTRY INVESTIGATIONS.

     The Company understands that investigations are being conducted by Federal grand juries and other government agencies in various states with regard to the failures of a number of thrifts with which MDC had business transactions during the period of 1983 through mid-1988. The Company and its affiliates have received and responded to subpoenas requesting documents and information in connection with certain investigations and may in the future receive additional inquiries or subpoenas. No indictments or charges have been brought against the Company or any of its officials by any grand jury investigating the failure of any savings and loan institutions. Although the Company believes there is no basis for the imposition against the Company or its officials of criminal or civil liability in connection therewith, were any indictment or charge to be brought against the Company, there could be a material adverse effect upon the Company's financial position and liquidity.

OTHER.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to securityholders during the first quarter of 1994.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit:

               28 Form of Independent Accountants' Review Report dated April 26, 1994.

          (b)  Reports on Form 8-K:

               On March 28, 1994, a Form 8-K was filed for certain
               Item 5 events thereunder.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 16, 1994                     M.D.C. HOLDINGS, INC.
                                        (Registrant)

                                        By:  /s/Paris G. Reece III
                                             ---------------------
                                             Paris G. Reece III,
                                             Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description                                             Page #
- -----------    -----------                                             ------

28             Form of Independent Accountants' Review Report
               dated April 26, 1994.                                      36