Form 10-Q
period 1994-06-30
MDC HOLDINGS INC
filed 1994-08-15
CIK 773141

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

         As of July 21, 1994, 19,039,000 shares of M.D.C. Holdings, Inc.
                         common stock were outstanding.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX



                                                                            Page
                                                                            ----

PART I.  Financial Information:

         Item 1. Condensed Consolidated Financial Statements:

                 Balance Sheets as of June 30, 1994 (Unaudited) and
                   December 31, 1993 . . . . . . . . . . . . . . . . . .     1

                 Statements of Income for the three and six months ended
                   June 30, 1994 and 1993 (Unaudited). . . . . . . . . .     3

                 Statements of Cash Flows for the six months ended
                   June 30, 1994 and 1993 (Unaudited). . . . . . . . . .     4

                 Notes to Financial Statements (Unaudited) . . . . . . .     6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . .    21

Part II. Other Information:

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .    39

         Item 4. Submission of Matters to a Vote of Stockholders . . . .    40

         Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . .    40

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1994           1993
                                                                  -----------     ------------
                                                                  (UNAUDITED)
ASSETS
  Corporate
    Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  27,782       $  42,443
    Investments and marketable securities, net . . . . . . . . .         983             765
    Property and equipment, net. . . . . . . . . . . . . . . . .      10,181          10,432
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .      10,648           8,100
    Deferred issue costs, net. . . . . . . . . . . . . . . . . .      10,936          11,233
    Other assets, net. . . . . . . . . . . . . . . . . . . . . .       1,453           3,200
                                                                   ---------       ---------
                                                                      61,983          76,173
                                                                   ---------       ---------

  Home Building
    Cash and cash equivalents. . . . . . . . . . . . . . . . . .      13,868          18,479
    Home sales and other accounts receivable . . . . . . . . . .      15,441           5,423
    Investment in metropolitan district bonds. . . . . . . . . .      16,395          13,795
    Inventories, net
      Housing completed or under construction. . . . . . . . . .     275,887         201,023
      Land and land under development. . . . . . . . . . . . . .     176,448         192,881
    Prepaid expenses and other assets, net . . . . . . . . . . .      53,092          48,863
                                                                   ---------       ---------
                                                                     551,131         480,464
                                                                   ---------       ---------

  Mortgage Lending
    Cash and cash equivalents. . . . . . . . . . . . . . . . . .       1,760           1,505
    Restricted cash. . . . . . . . . . . . . . . . . . . . . . .       3,400           3,400
    Accrued interest and other assets, net . . . . . . . . . . .       1,655           2,571
    Mortgage loans held in inventory, net. . . . . . . . . . . .      42,452          68,065
                                                                   ---------       ---------
                                                                      49,267          75,541
                                                                   ---------       ---------

  Asset Management
    Cash and cash equivalents. . . . . . . . . . . . . . . . . .         563             576
    Mortgage Collateral, net, and assets related to CMO bonds
      and related liabilities. . . . . . . . . . . . . . . . . .      81,338         134,166
    Equity CMO Interests, net. . . . . . . . . . . . . . . . . .       4,375           6,427
    Other loans and assets, net. . . . . . . . . . . . . . . . .       2,861           3,519
                                                                   ---------       ---------
                                                                      89,137         144,688
                                                                   ---------       ---------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $751,518        $776,866
                                                                   ---------       ---------
                                                                   ---------       ---------

(continued)



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1994           1993
                                                                  -----------     ------------
                                                                  (UNAUDITED)
LIABILITIES
  Corporate
    Accounts payable and accrued expenses. . . . . . . . . . . .   $  22,043       $  20,846
    Income taxes payable . . . . . . . . . . . . . . . . . . . .      19,668          28,711
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . .       3,604           3,624
    Senior Notes, net. . . . . . . . . . . . . . . . . . . . . .     187,284         187,199
    Subordinated Notes, net. . . . . . . . . . . . . . . . . . .      38,204          38,213
                                                                   ---------       ---------
                                                                     270,803         278,593
                                                                   ---------       ---------
  Home Building
    Accounts payable and accrued expenses. . . . . . . . . . . .      80,926          70,741
    Lines of credit. . . . . . . . . . . . . . . . . . . . . . .      67,468          24,645
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . .      49,053          62,495
                                                                   ---------       ---------
                                                                     197,447         157,881
                                                                   ---------       ---------
  Mortgage Lending
    Accounts payable and accrued expenses. . . . . . . . . . . .       4,344           8,487
    Line of credit . . . . . . . . . . . . . . . . . . . . . . .      16,685          29,500
                                                                   ---------       ---------
                                                                      21,029          37,987
                                                                   ---------       ---------
  Asset Management
    Accounts payable and accrued expenses. . . . . . . . . . . .       1,740           3,051
    CMO bonds, net, and related liabilities, recourse solely
      to applicable subsidiary assets. . . . . . . . . . . . . .      76,651         123,500
                                                                   ---------       ---------
                                                                      78,391         126,551
                                                                   ---------       ---------

      Total Liabilities. . . . . . . . . . . . . . . . . . . . .     567,670         601,012
                                                                   ---------       ---------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . . . . . .          --              --
                                                                   ---------       ---------

STOCKHOLDERS' EQUITY

  Preferred stock, $.01 par value; 25,000,000 shares authorized;
    none issued. . . . . . . . . . . . . . . . . . . . . . . . .          --              --
  Common Stock, $.01 par value; 100,000,000 shares authorized;
    21,706,000 and 20,914,000 shares issued, respectively, at
    June 30, 1994 and December 31, 1993. . . . . . . . . . . . .         217             209
  Additional paid-in capital . . . . . . . . . . . . . . . . . .     133,664         133,455
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . .      65,672          57,879
                                                                   ---------       ---------
                                                                     199,553         191,543
  Less treasury stock, at cost; 2,667,000 and 2,664,000 shares,
    respectively, at June 30, 1994 and December 31, 1993 . . . .     (15,705)        (15,689)
                                                                   ---------       ---------

      Total Stockholders' Equity . . . . . . . . . . . . . . . .     183,848         175,854
                                                                   ---------       ---------

Total Liabilities and Stockholders' Equity . . . . . . . . . . .   $ 751,518       $ 776,866
                                                                   ---------       ---------
                                                                   ---------       ---------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                             ------------------------      ------------------------
                                                                1994           1993           1994           1993
                                                             ---------      ---------      ---------      ---------
REVENUES:
  Home Building. . . . . . . . . . . . . . . . . . . .       $ 190,257      $ 145,280      $ 348,835      $ 244,002
  Mortgage Lending . . . . . . . . . . . . . . . . . .           3,903          6,042          9,390          9,478
  Asset Management . . . . . . . . . . . . . . . . . .           3,336          7,877         7,6022          1,046
  Corporate. . . . . . . . . . . . . . . . . . . . . .             275            458            637          1,016
                                                             ---------      ---------      ---------      ---------
     Total Revenues. . . . . . . . . . . . . . . . . .         197,771        159,657        366,464        275,542
                                                             ---------      ---------      ---------      ---------

COSTS AND EXPENSES:

  Home Building. . . . . . . . . . . . . . . . . . . .         177,931        139,453        327,196        236,316
  Mortgage Lending . . . . . . . . . . . . . . . . . .           2,265          3,111          4,848          5,706
  Asset Management . . . . . . . . . . . . . . . . . .           2,553          6,194         5,7971          4,695
  Corporate general and administrative . . . . . . . .           3,966          3,809          7,899          7,383
  Corporate and home building interest (Note E). . . .           2,051          2,671          5,007          5,888
                                                             ---------      ---------      ---------      ---------

     Total Expenses. . . . . . . . . . . . . . . . . .         188,766        155,238        350,747        269,988
                                                             ---------      ---------      ---------      ---------

Income before income taxes . . . . . . . . . . . . . .           9,005          4,419         15,717          5,554
Provision for income taxes . . . . . . . . . . . . . .           3,301          1,405          6,207          1,625
                                                             ---------      ---------      ---------      ---------

Net Income . . . . . . . . . . . . . . . . . . . . . .       $   5,704      $   3,014      $   9,510      $   3,929
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

EARNINGS PER SHARE
  Primary. . . . . . . . . . . . . . . . . . . . . . .       $     .28      $     .14      $     .47      $     .18
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
  Fully-diluted. . . . . . . . . . . . . . . . . . . .       $     .25      $     .14      $     .43      $     .18
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

WEIGHTED-AVERAGE SHARES OUTSTANDING
  Primary. . . . . . . . . . . . . . . . . . . . . . .          20,480         22,337         20,403         22,284
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
  Fully-diluted. . . . . . . . . . . . . . . . . . . .          24,094         22,399         24,045         22,399
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------
DIVIDENDS DECLARED PER SHARE . . . . . . . . . . . . .       $     .02      $      --      $     .02      $      --
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                       1994           1993
                                                                    ----------     ----------
OPERATING ACTIVITIES:

  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .    $    9,510     $    3,929
  Adjustments To Reconcile Net Income To Net Cash Used In
  Operating Activities:
    Gains on sales of mortgage-related assets. . . . . . . . . .          (358)        (5,982)
    Depreciation and amortization. . . . . . . . . . . . . . . .         4,411          3,435
    Equity CMO Interest valuation adjustments. . . . . . . . . .            --          2,600
  Net Changes In Assets and Liabilities
    Mortgage loans held in inventory . . . . . . . . . . . . . .        25,839        (25,062)
    Home building inventories. . . . . . . . . . . . . . . . . .       (61,050)       (49,358)
    Receivables. . . . . . . . . . . . . . . . . . . . . . . . .        (9,526)        (3,849)
    Accounts payable and accrued expenses. . . . . . . . . . . .        (2,912)        24,125
    Deferred income taxes. . . . . . . . . . . . . . . . . . . .        (2,548)           622
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .        (4,301)        (7,913)
                                                                    ----------     ----------
Net Cash Used In Operating Activities. . . . . . . . . . . . . .       (40,935)       (57,453)
                                                                    ----------     ----------

INVESTING ACTIVITIES:

  Mortgage Collateral and other loans
    Principal payments and prepayments . . . . . . . . . . . . .        28,891         47,528
    Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,173         23,263
  Distributions of capital from Equity CMO Interests.  . . . . .         2,052          4,247
  CMO Bond principal payments. . . . . . . . . . . . . . . . . .            --          2,576
  Changes in investments and marketable securities, net. . . . .            --         12,000
  Changes in restricted cash, net. . . . . . . . . . . . . . . .         5,522         (2,589)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .          (505)          (378)
                                                                    ----------     ----------

Net Cash Provided By Investing Activities. . . . . . . . . . . .        53,133         86,647
                                                                    ----------     ----------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    -------------------------
                                                                       1994           1993
                                                                    ----------     ----------
FINANCING ACTIVITIES:

  CMO bonds - Principal payments . . . . . . . . . . . . . . . .    $  (46,378)    $  (60,858)
  Lines of credit
    Advances . . . . . . . . . . . . . . . . . . . . . . . . . .       301,805        144,384
    Principal payments . . . . . . . . . . . . . . . . . . . . .      (271,797)      (119,803)
  Subordinated Note payments . . . . . . . . . . . . . . . . . .            --         (1,690)
  Notes payable
    Borrowings . . . . . . . . . . . . . . . . . . . . . . . . .        11,070         44,768
    Principal payments . . . . . . . . . . . . . . . . . . . . .       (26,049)       (35,485)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .           121            202
                                                                    ----------     ----------
Net Cash Used In Financing Activities. . . . . . . . . . . . . .       (31,228)       (28,482)
                                                                    ----------     ----------

Net Increase (Decrease) In Cash and Cash Equivalents . . . . . .       (19,030)           712

Cash and Cash Equivalents
  Beginning Of Period. . . . . . . . . . . . . . . . . . . . . .        63,003         61,028
                                                                    ----------     ----------
  End Of Period. . . . . . . . . . . . . . . . . . . . . . . . .       $43,973        $61,740
                                                                    ----------     ----------
                                                                    ----------     ----------


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest, net of amounts capitalized . . . . . . . . . . . . .        $8,951        $15,121
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        16,864          3,237

                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

  Home building inventory purchases financed by seller . . . . .      $  3,693       $  4,407
  Home building land inventory sales financed by MDC . . . . . .           848          1,385
  Disposition of land inventories collateralized by notes payable
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         2,864             --
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . .         2,176             --
    Accrued interest and other liabilities . . . . . . . . . . .           688             --



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   PRESENTATION OF FINANCIAL STATEMENTS

     The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its consolidated subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1994 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, as amended.

     Price Waterhouse LLP has made a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 1994 and 1993 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated July 26, 1994, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant's liability under Section 11 does not extend to it.

     Certain reclassifications have been made in the 1993 financial statements to conform to the classifications used in the current year.

B.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                1994           1993           1994           1993
                                                              --------       --------       --------       --------
Home Building
   Home sales. . . . . . . . . . . . . . . . . . . . . . .    $184,878       $142,136       $341,613       $239,744
   Land sales. . . . . . . . . . . . . . . . . . . . . . .       4,961          2,271          6,711          3,327
   Other revenues. . . . . . . . . . . . . . . . . . . . .         418            873            511            931
                                                              --------       --------       --------       --------
                                                               190,257        145,280        348,835        244,002
                                                              --------       --------       --------       --------

   Home cost of sales. . . . . . . . . . . . . . . . . . .     155,919        121,777        287,398        204,972
   Land cost of sales. . . . . . . . . . . . . . . . . . .       4,118          2,623          6,155          3,719
   Marketing . . . . . . . . . . . . . . . . . . . . . . .      10,925          8,796         19,927         15,152
   General and administrative. . . . . . . . . . . . . . .       6,969          6,257         13,716         12,473
                                                              --------       --------       --------       --------
                                                               177,931        139,453        327,196        236,316
                                                              --------       --------       --------       --------
       Operating Profit. . . . . . . . . . . . . . . . . .      12,326          5,827         21,639          7,686
                                                              --------       --------       --------       --------
Mortgage Lending
   Interest revenues . . . . . . . . . . . . . . . . . . .        $695         $1,329         $1,460         $2,227
   Origination fees. . . . . . . . . . . . . . . . . . . .       1,145          1,557          2,381          2,642
   Gains on sale of mortgage servicing . . . . . . . . . .       1,896          1,814          4,768          2,586
   Gains (losses) on sales of mortgage loans, net. . . . .        (280)           990           (181)         1,354
   Mortgage servicing and other. . . . . . . . . . . . . .         447            352            962            669
                                                              --------       --------       --------       --------
                                                                 3,903          6,042          9,390          9,478
                                                              --------       --------       --------       --------
   Interest expense. . . . . . . . . . . . . . . . . . . .          56            505            250            760
   General and administrative. . . . . . . . . . . . . . .       2,209          2,606          4,598          4,946
                                                              --------       --------       --------       --------
                                                                 2,265          3,111          4,848          5,706
                                                              --------       --------       --------       --------
       Operating Profit. . . . . . . . . . . . . . . . . .       1,638          2,931          4,542          3,772
                                                              --------       --------       --------       --------
Asset Management
   Interest revenues . . . . . . . . . . . . . . . . . . .       2,416          6,071          5,343         12,999
   Gains on sales of mortgage-related assets . . . . . . .          45            801            358          5,982
   Management fees and other . . . . . . . . . . . . . . .       1,159          1,289          2,466          2,630
                                                              --------       --------       --------       --------
                                                                 3,620          8,161          8,167         21,611
                                                              --------       --------       --------       --------

   Interest expense. . . . . . . . . . . . . . . . . . . .       1,960          4,940          4,514         10,728
   Equity in losses of Equity CMO Interests, net . . . . .          --            600             --          2,600
   General and administrative. . . . . . . . . . . . . . .         593            654          1,283          1,367
                                                              --------       --------       --------       --------
                                                                 2,553          6,194          5,797         14,695
                                                              --------       --------       --------       --------
       Operating Profit. . . . . . . . . . . . . . . . . .       1,067          1,967          2,370          6,916
                                                              --------       --------       --------       --------

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                1994           1993           1994           1993
                                                              --------       --------       --------       --------
Corporate
   Other revenues. . . . . . . . . . . . . . . . . . . . .         275            458            637          1,016
                                                              --------       --------       --------       --------
   Interest expense. . . . . . . . . . . . . . . . . . . .       2,335          2,955          5,572          6,453
   General and administrative. . . . . . . . . . . . . . .       3,966          3,809          7,899          7,383
                                                              --------       --------       --------       --------
                                                                 6,301          6,764         13,471         13,836
                                                              --------       --------       --------       --------
      Net Corporate Expenses . . . . . . . . . . . . . . .      (6,026)        (6,306)       (12,834)       (12,820)
                                                              --------       --------       --------       --------
Intersegment Eliminations
   Asset management interest revenues. . . . . . . . . . .        (284)          (284)          (565)          (565)
                                                              --------       --------       --------       --------
   Corporate interest expense. . . . . . . . . . . . . . .        (284)          (284)          (565)          (565)
                                                              --------       --------       --------       --------
                                                                    --             --             --             --
                                                              --------       --------       --------       --------
Income Before Income Taxes . . . . . . . . . . . . . . . .    $  9,005       $  4,419       $ 15,717       $  5,554
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

C.   ACQUISITION OF ADDITIONAL SHARES OF RICHMOND HOMES

     Prior to February 2, 1994, Messrs. Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President - Real Estate and a director of the Company) owned 35% of the outstanding shares of Richmond Homes, Inc. I ("Richmond Homes") common stock. Richmond Homes and its subsidiaries conduct the Company's Colorado home building operations. In furtherance of the Company's desire to own all of the outstanding shares of Richmond Homes common stock, in December 1993 a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to purchase the shares of Richmond Homes common stock owned by them for a purchase price of up to $3,500,000 in the aggregate. The purchase price for the shares of Richmond Homes common stock was to be paid in additional shares of common stock of MDC ("MDC Common Stock") valued at $5.75 per share, which was the closing price of MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise evaluation of Richmond Homes. In February 1994, based on the results of the evaluation, the maximum of $3,500,000 was paid by issuing an aggregate of 608,695 shares of MDC Common Stock to Messrs. Mizel and Mandarich.

     As the transaction was between related parties, the issuance of the MDC Common Stock was recorded based on the net book value of Richmond Homes, which had approximately zero common stockholders' equity at the date of the acquisition. Accordingly, the value of the shares of MDC Common Stock issued to Messrs. Mizel and Mandarich was recorded at zero.

D. ACCOUNTING CHANGE - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which supersedes SFAS No. 12. The adoption of SFAS No. 115 had no effect on Net Income and had an immaterial effect on Stockholders' Equity.

E.   CORPORATE AND HOME BUILDING INTEREST ACTIVITY

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                1994           1993           1994           1993
                                                              --------       --------       --------       --------
                                                                  (IN THOUSANDS)                (IN THOUSANDS)
Interest capitalized in home building inventory,
  beginning of period. . . . . . . . . . . . . . . . . . .    $ 41,881       $ 47,518       $ 42,681       $ 48,440
Corporate and home building interest incurred. . . . . . .       8,883          6,230         17,247         12,286
Corporate and home building interest expensed. . . . . . .      (2,051)        (2,671)        (5,007)        (5,888)
Previously capitalized home building interest included in
  cost of sales. . . . . . . . . . . . . . . . . . . . . .      (6,191)        (4,647)       (12,399)        (8,408)
                                                              --------       --------       --------       --------
Interest capitalized in home building inventory, end of
  period . . . . . . . . . . . . . . . . . . . . . . . . .    $ 42,522       $ 46,430       $ 42,522       $ 46,430
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------
Home building inventories, end of period . . . . . . . . .    $452,335       $390,546       $452,335       $390,546
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

F.   EARNINGS PER SHARE

     Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. In 1994, the computation of fully-diluted earnings per share also assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes due December 2005 (the "Convertible Notes") at a conversion price of $7.75 per share of MDC Common Stock. The primary and fully-diluted earnings per share calculations are shown below (in thousands except per share amounts).

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                1994           1993           1994           1993
                                                              --------       --------       --------       --------
Primary Earnings Per Share Calculation:

Net Income . . . . . . . . . . . . . . . . . . . . . . . .    $  5,704       $  3,014       $  9,510       $  3,929
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Weighted-average shares outstanding. . . . . . . . . . . .      19,021         20,448         18,885         20,394
Dilutive stock options . . . . . . . . . . . . . . . . . .       1,459          1,889          1,518          1,890
                                                              --------       --------       --------       --------
  Total Weighted-Average Shares. . . . . . . . . . . . . .      20,480         22,337         20,403         22,284
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Primary Earnings Per Share . . . . . . . . . . . . . . . .    $    .28       $    .14       $    .47       $    .18
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Fully-Diluted Earnings Per Share Calculation:

Net income . . . . . . . . . . . . . . . . . . . . . . . .    $  5,704       $  3,014       $  9,510       $  3,929
Adjustment for interest on Convertible Notes, net of
  income tax benefit; conversion assumed . . . . . . . . .         384             --            768             --
                                                              --------       --------       --------       --------
    Adjusted Net Income. . . . . . . . . . . . . . . . . .    $  6,088       $  3,014       $ 10,278       $  3,929
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Weighted-average shares outstanding. . . . . . . . . . . .      19,021         20,448         18,885         20,394
Dilutive stock options . . . . . . . . . . . . . . . . . .       1,460          1,951          1,547          2,005
Shares issuable upon conversion of Convertible Notes;
  conversion assumed . . . . . . . . . . . . . . . . . . .       3,613             --          3,613             --
                                                              --------       --------       --------       --------
    Total Weighted-Average Shares. . . . . . . . . . . . .      24,094         22,399         24,045         22,399
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Fully-Diluted Earnings Per Share . . . . . . . . . . . . .    $    .25       $    .14       $    .43       $    .18
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

G.   EQUITY CMO INTERESTS

     MDC owns a 49.999% ownership interest in seven collateralized mortgage obligation ("CMO") issuances which are accounted for on the equity method (collectively, "Equity CMO Interests"). The unaudited condensed financial information of the Equity CMO Interests is set forth below. The information provided includes 100% of the gross assets and liabilities and operating results comprising these interests (in thousands).

                                                                            JUNE 30,      DECEMBER 31,
                                                                              1994           1993
                                                                          -----------     ------------
Condensed Combined Summarized Financial Condition (100%)
  Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  305,622       $  422,338
  Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        288,238          398,048
                                                                           ----------       ----------
  Net Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   17,384       $   24,290
                                                                           ----------       ----------
                                                                           ----------       ----------

MDC's Share of Net Assets (Net of Valuation Allowances of $4,317 and
  $5,718, respectively, at June 30, 1994 and December 31, 1993). . . .     $    4,375       $    6,427
                                                                           ----------       ----------
                                                                           ----------       ----------

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                ENDED JUNE 30,
                                                              -----------------------       -----------------------
                                                                1994           1993           1994           1993
                                                              --------       --------       --------       --------
Condensed Combined Operating Results (100%)
  Earnings before premium/discount amortization
    Interest and other revenues. . . . . . . . . . . . . .    $  7,367       $ 13,134       $ 16,184       $ 28,662
    Interest and other expenses. . . . . . . . . . . . . .       6,262         10,133         13,130         22,296
                                                              --------       --------       --------       --------
                                                                 1,105          3,001          3,054          6,366
                                                              --------       --------       --------       --------

  Premium/discount amortization. . . . . . . . . . . . . .      (2,591)        (4,425)        (5,856)       (12,046)
                                                              --------       --------       --------       --------

Net Loss (100%). . . . . . . . . . . . . . . . . . . . . .    $ (1,486)      $ (1,424)      $ (2,802)      $ (5,680)
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

Equity in losses of Equity CMO Interests before
  valuation adjustments. . . . . . . . . . . . . . . . . .    $     --       $     --       $     --       $     --
Valuation adjustments. . . . . . . . . . . . . . . . . . .          --           (600)            --         (2,600)
                                                              --------       --------       --------       --------

Equity in losses of Equity CMO Interests, net of
  valuation adjustments. . . . . . . . . . . . . . . . . .    $     --       $   (600)      $     --       $ (2,600)
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------

     MDC's share of net losses for the three and six months ended June 30, 1994 was $743,000 and $1,401,000, respectively, and for the three and six months ended June 30, 1993 was $712,000 and $2,840,000, respectively, all of which was charged against valuation allowances.

H.   SUBSEQUENT EVENT

     On August 4, 1994, Superior Metropolitan District No. 1 ("District No. 1") and Superior Metropolitan District No. 2 ("District No. 2") (collectively, the "Districts") issued $35,730,000 principal amount of bonds (the "Bonds"). The Districts were organized and are operated to provide, among other things, water and sanitary sewer services, street improvements and park and recreation facilities for inhabitants of a master-planned community located northwest of Denver (the "Project"). A significant portion of the Project served by such Districts is owned and is being developed by the Company. Part of the proceeds of the offering were utilized to redeem in full, at par value, all of the outstanding bonds of the Districts, totaling $16,395,000, all of which were owned by the Company. Additionally, proceeds totaling approximately $11,000,000 were paid to the Company by District No. 1 to purchase certain interests in a water supply project (the "Water Project") and to reimburse the Company for prepaid water taps and for certain other funds previously advanced to District No. 1.

     In connection with the issuance of the Bonds, MDC has guaranteed payment of principal and interest on $27,500,000 principal amount of District No. 1 Bonds and has entered into certain agreements with District No. 1 to purchase certain water and sewer tap fees and storm drainage fees (collectively, the "Fees") in connection with the Companys home building operations within the Project. In connection with the guarantee, MDC was required to deposit $10,000,000 into a trust account. Of the funds in the trust account, $6,000,000 will be released in $1,000,000 increments as certain levels of completed homes are achieved in the Project, provided that if the Water Project is not completed by January 1, 1997 or if the Water Project is enjoined and such injunction is not lifted, no withdrawals may occur. The $4,000,000 balance will be released upon the earlier of (i) the completion of the Water Project; or (ii) the resolution (to the extent provided in the Indenture executed in connection with the issuance of the Bonds) of certain litigation seeking, among other things, to delay the Water Project's completion. In addition, MDC has guaranteed payment of principal and interest on $2,580,000 principal amount of District No. 2 Bonds.


I.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Senior Notes are guaranteed unconditionally on an unsecured subordinated basis, jointly and severally, (the "Guaranties") by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture).
In June 1994, MDC (Parent Company) exchanged three notes receivable from a Guarantor subsidiary with a principal amount of $104,350,000 for a new note receivable from the same Guarantor subsidiary with a principal amount of $69,731,000. Because the exchange was between parties under common control, the difference between the principal amounts of the notes exchanged, net of taxes, was recorded as an additional investment in the Guarantor subsidiary by the Parent and as additional paid-in-capital by the Guarantor subsidiary.

     Supplemental combining financial information follows.

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                  JUNE 30, 1994
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
ASSETS
Corporate
  Cash and cash equivalents. . . . . . . . . . . .      $  27,779      $      --      $       3      $      --      $  27,782
  Investments and marketable securities, net . . .            979             --              4             --            983
  Investments in subsidiaries. . . . . . . . . . .        234,942         24,365             --       (259,307)            --
  Advances and notes receivable -
    Parent and subsidiaries. . . . . . . . . . . .        234,945             --         77,307       (312,252)            --
  Property and equipment, net. . . . . . . . . . .         10,181             --             --             --         10,181
  Deferred income taxes. . . . . . . . . . . . . .         10,648             --             --             --         10,648
  Deferred issue costs, net. . . . . . . . . . . .         10,936             --             --             --         10,936
  Other assets, net. . . . . . . . . . . . . . . .          1,274             --            179             --          1,453
                                                        ---------      ---------      ---------      ---------      ---------
                                                          531,684         24,365         77,493       (571,559)        61,983
                                                        ---------      ---------      ---------      ---------      ---------

Home Building
  Cash and cash equivalents. . . . . . . . . . . .             --         12,939            929             --         13,868
  Trade and other accounts receivable. . . . . . .            500         23,803            301         (9,163)        15,441
  Investment in metropolitan district bonds. . . .         14,000          2,395             --             --         16,395
  Inventories, net
    Housing completed or under construction. . . .             --        258,080         17,807             --        275,887
    Land and land under development. . . . . . . .         (1,530)       143,501         33,500            977        176,448
  Prepaid expenses and other assets, net . . . . .          3,499         41,200          8,393             --         53,092
                                                        ---------      ---------      ---------      ---------      ---------

                                                           16,469        481,918         60,930         (8,186)       551,131
                                                        ---------      ---------      ---------      ---------      ---------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . . .             --             --          1,760             --          1,760
  Restricted cash. . . . . . . . . . . . . . . . .             --             --          3,400             --          3,400
  Other assets, net. . . . . . . . . . . . . . . .             --             --         42,452             --         42,452
  Mortgage loans held in inventory, net. . . . . .             --             --          1,655             --          1,655
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         49,267             --         49,267
                                                        ---------      ---------      ---------      ---------      ---------
Asset Management
  Cash and cash equivalents. . . . . . . . . . . .             --             --            563             --            563
  Mortgage Collateral, net, and assets related
    to CMO bonds and related liabilities . . . . .             --             --         81,338             --         81,338
  Equity CMO Interests, net. . . . . . . . . . . .             --             --          4,375             --          4,375
  Other loans and assets, net. . . . . . . . . . .             --             --          2,861             --          2,861
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         89,137             --         89,137
                                                        ---------      ---------      ---------      ---------      ---------
        Total Assets . . . . . . . . . . . . . . .      $ 548,153      $ 506,283      $ 276,827      $(579,745)     $ 751,518
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                  JUNE 30, 1994
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
LIABILITIES
Corporate
  Accounts payable and accrued expenses. . . . . .      $  21,874      $      --      $     185      $     (16)     $  22,043
  Advances and notes payable -
    Parent and subsidiaries. . . . . . . . . . . .         86,770        167,661         69,149       (323,580)            --
  Income taxes payable . . . . . . . . . . . . . .         19,668             --             --             --         19,668
  Notes payable. . . . . . . . . . . . . . . . . .          3,604             --             --             --          3,604
  Senior Notes, net. . . . . . . . . . . . . . . .        187,284             --             --             --        187,284
  Subordinated Notes, net. . . . . . . . . . . . .         38,204             --             --             --         38,204
                                                        ---------      ---------      ---------      ---------      ---------
                                                          357,404        167,661         69,334       (323,596)       270,803
                                                        ---------      ---------      ---------      ---------      ---------

Home Building
  Accounts payable and accrued expenses. . . . . .          1,029         71,534          8,106            257         80,926
  Lines of credit. . . . . . . . . . . . . . . . .             --         67,468             --             --         67,468
  Notes payable. . . . . . . . . . . . . . . . . .          5,888         32,325         10,840             --         49,053
                                                        ---------      ---------      ---------      ---------      ---------

                                                            6,917        171,327         18,946            257        197,447
                                                        ---------      ---------      ---------      ---------      ---------

Mortgage Lending
  Accounts payable and accrued expenses. . . . . .             --             --         13,507         (9,163)         4,344
  Line of credit . . . . . . . . . . . . . . . . .             --             --         16,685             --         16,685
                                                        ---------      ---------      ---------      ---------      ---------

                                                               --             --         30,192         (9,163)        21,029
                                                        ---------      ---------      ---------      ---------      ---------
Asset Management
  Accounts payable and accrued expenses. . . . . .             --             --          1,740             --          1,740
  CMO bonds, net, and related liabilities,
    recourse solely to applicable subsidiary
    assets . . . . . . . . . . . . . . . . . . . .             --             --         76,651             --         76,651
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         78,391             --         78,391
                                                        ---------      ---------      ---------      ---------      ---------

        Total Liabilities. . . . . . . . . . . . .        364,321        338,988        196,863       (332,502)       567,670
                                                        ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . . . . .             --             --             10            (10)            --
  Common Stock . . . . . . . . . . . . . . . . . .            225             18            124           (150)           217
  Additional paid-in capital . . . . . . . . . . .        133,656        144,257        116,610       (260,859)       133,664
  Retained earnings. . . . . . . . . . . . . . . .         65,656         23,020        (36,771)        13,767         65,672
  Less treasury stock. . . . . . . . . . . . . . .        (15,705)            --             (9)             9        (15,705)
                                                        ---------      ---------      ---------      ---------      ---------

        Total Stockholders' Equity . . . . . . . .        183,832        167,295         79,964       (247,243)       183,848
                                                        ---------      ---------      ---------      ---------      ---------

        Total Liabilities and
          Stockholders' Equity . . . . . . . . . .      $ 548,153      $ 506,283      $ 276,827      $(579,745)     $ 751,518
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
ASSETS
Corporate
  Cash and cash equivalents. . . . . . . . . . . .      $  42,443      $      --      $      --      $      --      $  42,443
  Investments and marketable securities, net . . .            761             --              4             --            765
  Investments in subsidiaries. . . . . . . . . . .        191,462         23,009         15,030       (229,501)            --
  Advances receivable - Parent and
    subsidiaries . . . . . . . . . . . . . . . . .        260,931             37         91,348       (352,316)            --
  Property and equipment, net. . . . . . . . . . .         10,432             --             --             --         10,432
  Deferred income taxes. . . . . . . . . . . . . .             --          8,100             --             --          8,100
  Deferred issue costs, net. . . . . . . . . . . .         11,233             --             --             --         11,233
  Other assets, net. . . . . . . . . . . . . . . .          2,715             --            485             --          3,200
                                                        ---------      ---------      ---------      ---------      ---------
                                                          519,977         31,146        106,867       (581,817)        76,173
                                                        ---------      ---------      ---------      ---------      ---------

Home Building
  Cash and cash equivalents. . . . . . . . . . . .             --         17,792            687             --         18,479
  Trade and other accounts receivable. . . . . . .             41          9,059            213         (3,890)         5,423
  Investment in metropolitan district bonds. . . .         11,400          2,395             --             --         13,795
  Inventories, net
    Housing completed or under construction. . . .             --        187,796         13,227             --        201,023
    Land and land under development. . . . . . . .         (1,530)       153,068         40,252          1,091        192,881
  Prepaid expenses and other assets, net . . . . .          1,312         39,728          5,400          2,423         48,863
                                                        ---------      ---------      ---------      ---------      ---------
                                                           11,223        409,838         59,779           (376)       480,464
                                                        ---------      ---------      ---------      ---------      ---------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . . .             --             --          1,505             --          1,505
  Restricted cash. . . . . . . . . . . . . . . . .             --             --          3,400             --          3,400
  Accrued interest and other assets, net . . . . .             --             --          2,571             --          2,571
  Mortgage loans held in inventory, net. . . . . .             --             --         68,065             --         68,065
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         75,541             --         75,541
                                                        ---------      ---------      ---------      ---------      ---------

Asset Management
  Cash and cash equivalents. . . . . . . . . . . .             --             --            576             --            576
  Mortgage Collateral, net, and assets related to
    CMO bonds and related liabilities. . . . . . .             --             --        134,166             --        134,166
  Equity CMO Interests, net. . . . . . . . . . . .             --             --          6,427             --          6,427
  Other loans and assets, net. . . . . . . . . . .             --             --          3,519             --          3,519
                                                        ---------      ---------      ---------      ---------      ---------

                                                               --             --        144,688             --        144,688
                                                        ---------      ---------      ---------      ---------      ---------
          Total Assets . . . . . . . . . . . . . .      $ 531,200      $ 440,984      $ 386,875      $(582,193)     $ 776,866
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
LIABILITIES
Corporate
  Accounts payable and accrued expenses. . . . . .      $  20,564      $      --      $     282      $      --      $  20,846
  Advances payable - Parent and subsidiaries . . .         68,342        176,576        120,800       (365,718)            --
  Income taxes payable . . . . . . . . . . . . . .         26,635          2,076             --             --         28,711
  Notes payable. . . . . . . . . . . . . . . . . .          3,624             --             --             --          3,624
  Senior Notes, net. . . . . . . . . . . . . . . .        187,199             --             --             --        187,199
  Subordinated Notes, net. . . . . . . . . . . . .         38,213             --             --             --         38,213
                                                        ---------      ---------      ---------      ---------      ---------
                                                          344,577        178,652        121,082       (365,718)       278,593
                                                        ---------      ---------      ---------      ---------      ---------

Home Building
  Accounts payable and accrued expenses. . . . . .            864         62,768          6,800            309         70,741
  Lines of credit. . . . . . . . . . . . . . . . .             --         24,645             --             --         24,645
  Notes payable. . . . . . . . . . . . . . . . . .          9,905         40,548         12,042             --         62,495
                                                        ---------      ---------      ---------      ---------      ---------
                                                           10,769        127,961         18,842            309        157,881
                                                        ---------      ---------      ---------      ---------      ---------

Mortgage Lending
  Accounts payable and accrued expenses. . . . . .             --             --         12,375         (3,888)         8,487
  Line of credit . . . . . . . . . . . . . . . . .             --             --         29,500             --         29,500
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --         41,875         (3,888)        37,987
                                                        ---------      ---------      ---------      ---------      ---------
Asset Management
  Accounts payable and accrued expenses. . . . . .             --             --          3,051             --          3,051
  CMO bonds, net, and related liabilities,
    recourse solely to applicable subsidiary
    assets . . . . . . . . . . . . . . . . . . . .             --             --        123,500             --        123,500
                                                        ---------      ---------      ---------      ---------      ---------
                                                               --             --        126,551             --        126,551
                                                        ---------      ---------      ---------      ---------      ---------
        Total Liabilities. . . . . . . . . . . . .        355,346        306,613        308,350       (369,297)       601,012
                                                        ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . . . . .             --         20,475             10        (20,485)            --
  Common Stock . . . . . . . . . . . . . . . . . .            209             19            124           (143)           209
  Additional paid-in capital . . . . . . . . . . .        133,455         99,725        116,590       (216,315)       133,455
  Retained earnings. . . . . . . . . . . . . . . .         57,879         14,152        (38,190)        24,038         57,879
  Less treasury stock. . . . . . . . . . . . . . .        (15,689)            --             (9)             9        (15,689)
                                                        ---------      ---------      ---------      ---------      ---------

        Total Stockholders' Equity . . . . . . . .        175,854        134,371         78,525       (212,896)       175,854
                                                        ---------      ---------      ---------      ---------      ---------

        Total Liabilities and
          Stockholders' Equity . . . . . . . . . .      $ 531,200      $ 440,984      $ 386,875      $(582,193)     $ 776,866
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
THREE MONTHS ENDED JUNE 30, 1994

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .      $      --      $ 177,586      $  13,436      $    (765)     $ 190,257
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          3,903             --          3,903
  Asset Management . . . . . . . . . . . . . . . .             --             --          3,620           (284)         3,336
  Corporate other revenues . . . . . . . . . . . .            258             --             17             --            275
  Equity in earnings of subsidiaries . . . . . . .         10,603          1,513             --        (12,116)            --
                                                        ---------      ---------      ---------      ---------      ---------
        Total Revenues . . . . . . . . . . . . . .         10,861        179,099         20,976        (13,165)       197,771
                                                        ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .            367        166,246         11,622           (304)       177,931
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          2,265             --          2,265
  Asset Management . . . . . . . . . . . . . . . .             --             --          2,553             --          2,553
  Corporate general and administrative . . . . . .          3,946             --             20             --          3,966
  Corporate and home building interest . . . . . .         (2,457)         4,308            945           (745)         2,051
                                                        ---------      ---------      ---------      ---------      ---------

        Total Expenses . . . . . . . . . . . . . .          1,856        170,554         17,405         (1,049)       188,766
                                                        ---------      ---------      ---------      ---------      ---------

Income before income taxes . . . . . . . . . . . .          9,005          8,545          3,571        (12,116)         9,005
Provision for income taxes . . . . . . . . . . . .          3,301          3,341          1,175         (4,516)         3,301
                                                        ---------      ---------      ---------      ---------      ---------

NET INCOME . . . . . . . . . . . . . . . . . . . .         $5,704         $5,204         $2,396        $(7,600)        $5,704
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

THREE MONTHS ENDED JUNE 30, 1993

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .      $     108      $ 139,308      $   8,072      $  (2,208)     $ 145,280
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          6,042             --          6,042
  Asset Management . . . . . . . . . . . . . . . .             --             --          8,161           (284)         7,877
  Corporate other revenues . . . . . . . . . . . .            453             --            (40)            45            458
  Equity in earnings of subsidiaries . . . . . . .          6,473          1,408             --         (7,881)            --
                                                        ---------      ---------      ---------      ---------      ---------
        Total Revenues . . . . . . . . . . . . . .          7,034        140,716         22,235        (10,328)       159,657
                                                        ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .         (1,033)       135,583          6,138         (1,235)       139,453
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          3,111             --          3,111
  Asset Management . . . . . . . . . . . . . . . .             --             --          6,194             --          6,194
  Corporate general and administrative . . . . . .          3,562             --             28            219          3,809
  Corporate and home building interest . . . . . .             86          2,306            999           (720)         2,671
                                                        ---------      ---------      ---------      ---------      ---------
        Total Expenses . . . . . . . . . . . . . .          2,615        137,889         16,470         (1,736)       155,238
                                                        ---------      ---------      ---------      ---------      ---------
  Income before income taxes . . . . . . . . . . .          4,419          2,827          5,765         (8,592)         4,419
  Provision for income taxes . . . . . . . . . . .          1,405          1,067          1,714         (2,781)         1,405
                                                        ---------      ---------      ---------      ---------      ---------

NET INCOME . . . . . . . . . . . . . . . . . . . .      $   3,014      $   1,760      $   4,051      $  (5,811)     $   3,014
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
SIX MONTHS ENDED JUNE 30, 1994

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .      $      --      $ 325,267      $  25,092      $  (1,524)     $ 348,835
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          9,390             --          9,390
  Asset Management . . . . . . . . . . . . . . . .             --             --          8,167           (565)         7,602
  Corporate other revenues . . . . . . . . . . . .            600             --             37             --            637
  Equity in earnings of subsidiaries . . . . . . .         19,772          2,512             --        (22,284)            --
                                                        ---------      ---------      ---------      ---------      ---------

        Total Revenues . . . . . . . . . . . . . .         20,372        327,779         42,686        (24,373)       366,464
                                                        ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .            731        304,789         22,185           (509)       327,196
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          4,848             --          4,848
  Asset Management . . . . . . . . . . . . . . . .             --             --          5,797             --          5,797
  Corporate general and administrative . . . . . .          7,848             --             51             --          7,899
  Corporate and home building interest . . . . . .         (3,924)         8,435          1,977         (1,481)         5,007
                                                        ---------      ---------      ---------      ---------      ---------

        Total Expenses . . . . . . . . . . . . . .          4,655        313,224         34,858         (1,990)       350,747
                                                        ---------      ---------      ---------      ---------      ---------

Income before income taxes . . . . . . . . . . . .         15,717         14,555          7,828        (22,383)        15,717
Provision for income taxes . . . . . . . . . . . .          6,207          5,689          2,620         (8,309)         6,207
                                                        ---------      ---------      ---------      ---------      ---------

NET INCOME . . . . . . . . . . . . . . . . . . . .      $   9,510      $   8,866      $   5,208      $ (14,074)     $   9,510
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------



SIX MONTHS ENDED JUNE 30, 1993

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .      $     122     $  232,654      $  16,813      $  (5,587)     $ 244,002
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          9,478             --          9,478
  Asset Management . . . . . . . . . . . . . . . .             --             --         21,611           (565)        21,046
  Corporate other revenues . . . . . . . . . . . .          1,043             --            (44)            17          1,016
  Equity in earnings of subsidiaries . . . . . . .         11,243          2,549             --        (13,792)            --
                                                        ---------      ---------      ---------      ---------      ---------

        Total Revenues . . . . . . . . . . . . . .         12,408        235,203         47,858        (19,927)       275,542
                                                        ---------      ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .         (1,032)       225,850         14,226         (2,728)       236,316
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          5,706             --          5,706
  Asset Management . . . . . . . . . . . . . . . .             --             --         14,695             --         14,695
  Corporate general and administrative . . . . . .          7,153             --             31            199          7,383
  Corporate and home building interest . . . . . .            733          4,546          2,091         (1,482)         5,888
                                                        ---------      ---------      ---------      ---------      ---------

        Total Expenses . . . . . . . . . . . . . .          6,854        230,396         36,749         (4,011)       269,988
                                                        ---------      ---------      ---------      ---------      ---------

Income before income taxes . . . . . . . . . . . .          5,554          4,807         11,109        (15,916)         5,554
Provision for income taxes . . . . . . . . . . . .          1,625          1,800          3,881         (5,681)         1,625
                                                        ---------      ---------      ---------      ---------      ---------

NET INCOME . . . . . . . . . . . . . . . . . . . .      $   3,929      $   3,007      $   7,228      $ (10,235)     $   3,929
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1994
                                 (IN THOUSANDS)


                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES . . . . . . . . . . . . . . . . . . .      $ (18,479)     $ (36,360)     $   5,599      $   8,305      $ (40,935)
                                                        ---------      ---------      ---------      ---------      ---------

INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments . . . . . .             --            615         28,276             --         28,891
    Sales. . . . . . . . . . . . . . . . . . . . .             --             --         17,173             --         17,173
  Distributions of capital from Equity CMO
    Interests. . . . . . . . . . . . . . . . . . .             --             --          2,052             --          2,052
  Changes in restricted cash . . . . . . . . . . .             --             --          5,522             --          5,522
  Affiliate notes receivable . . . . . . . . . . .         13,282             --          4,053        (17,335)            --
  Other, net . . . . . . . . . . . . . . . . . . .            (65)          (215)          (225)            --           (505)
                                                        ---------      ---------      ---------      ---------      ---------

Net Cash Provided By (Used In) Investing
  Activities . . . . . . . . . . . . . . . . . . .         13,217            400         56,851        (17,335)        53,133
                                                        ---------      ---------      ---------      ---------      ---------

FINANCING ACTIVITIES:
  Net increase (reduction) in borrowings from
    Parent and subsidiaries. . . . . . . . . . . .         (5,486)        15,359         (1,568)        (8,305)            --
  CMO bonds - principal payments . . . . . . . . .             --             --        (46,378)            --        (46,378)
  Lines of Credit
    Advances . . . . . . . . . . . . . . . . . . .             --        301,805             --             --        301,805
    Principal payments . . . . . . . . . . . . . .             --       (258,982)       (12,815)            --       (271,797)
  Notes payable
    Borrowings . . . . . . . . . . . . . . . . . .             --         11,070             --             --         11,070
    Principal payments . . . . . . . . . . . . . .         (4,037)       (20,810)        (1,202)            --        (26,049)
  Affiliate notes payable. . . . . . . . . . . . .             --        (17,335)            --         17,335             --
  Other, net . . . . . . . . . . . . . . . . . . .            121             --             --             --            121
                                                        ---------      ---------      ---------      ---------      ---------

Net Cash Provided By (Used In) Financing
  Activities . . . . . . . . . . . . . . . . . . .         (9,402)        31,107        (61,963)         9,030        (31,228)
                                                        ---------      ---------      ---------      ---------      ---------

Net Increase (Decrease) In Cash And Cash
  Equivalents. . . . . . . . . . . . . . . . . . .        (14,664)        (4,853)           487             --        (19,030)

Cash And Cash Equivalents

  Beginning Of Period. . . . . . . . . . . . . . .         42,443         17,792          2,768             --         63,003
                                                        ---------      ---------      ---------      ---------      ---------

  End Of Period. . . . . . . . . . . . . . . . . .      $  27,779      $  12,939      $   3,255      $      --      $  43,973
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1993
                                 (IN THOUSANDS)

                                                                     UNCONSOLIDATED
                                                        ---------------------------------------
                                                                                       NON-
                                                                     GUARANTOR      GUARANTOR      ELIMINATING   CONSOLIDATED
                                                           MDC      SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                        ---------   ------------   ------------    -----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES . . . . . . . . . . . . . . . . . . .      $   3,626      $ (39,438)     $ (15,440)     $  (6,201)     $ (57,453)
                                                        ---------      ---------      ---------      ---------      ---------

INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and prepayments . . . . . .             --          2,001         45,527             --         47,528
    Sales. . . . . . . . . . . . . . . . . . . . .             --             --         23,263             --         23,263
  Distributions of capital from Equity CMO
    Interests. . . . . . . . . . . . . . . . . . .             --             --          4,247             --          4,247
  CMO Bond principal payments. . . . . . . . . . .             --             --          2,576             --          2,576
  Changes in investments and marketable
    securities, net. . . . . . . . . . . . . . . .         12,000             --             --             --         12,000
  Changes in restricted cash . . . . . . . . . . .             --             --         (2,589)            --         (2,589)
  Proceeds from affiliate debt maturity. . . . . .             --             20          1,750         (1,770)            --
  Affiliate notes receivable . . . . . . . . . . .            801             --          2,303         (3,104)            --
  Other, net . . . . . . . . . . . . . . . . . . .           (287)          (421)           330             --           (378)
                                                        ---------      ---------      ---------      ---------      ---------

Net Cash Provided By Investing Activities. . . . .         12,514          1,600         77,407         (4,874)        86,647
                                                        ---------      ---------      ---------      ---------      ---------

FINANCING ACTIVITIES:
  Net increase (reduction) in borrowings from
    Parent and subsidiaries. . . . . . . . . . . .         (1,023)        13,275        (18,453)         6,201             --
  CMO bonds - principal payments . . . . . . . . .             --             --        (60,858)            --        (60,858)
  Lines of Credit
    Advances . . . . . . . . . . . . . . . . . . .          2,571        122,730         19,083             --        144,384
    Principal payments . . . . . . . . . . . . . .         (3,653)      (116,150)            --             --       (119,803)
  Subordinated Notes - payments. . . . . . . . . .         (1,690)            --             --             --         (1,690)
  Notes payable
    Borrowings . . . . . . . . . . . . . . . . . .             --         43,836            932             --         44,768
    Principal payments . . . . . . . . . . . . . .         (3,814)       (30,048)        (1,623)            --        (35,485)
  Maturity of affiliate-owned debt . . . . . . . .         (1,770)            --             --          1,770             --
  Affiliate notes payable. . . . . . . . . . . . .             --         (3,104)            --          3,104             --
  Other, net . . . . . . . . . . . . . . . . . . .            202             --             --             --            202
                                                        ---------      ---------      ---------      ---------      ---------

Net Cash Provided By (Used In) Financing
  Activities . . . . . . . . . . . . . . . . . . .         (9,177)        30,539        (60,919)        11,075        (28,482)
                                                        ---------      ---------      ---------      ---------      ---------

Net Decrease In Cash And Cash Equivalents. . . . .          6,963         (7,299)         1,048             --            712

Cash And Cash Equivalents
  Beginning Of Period. . . . . . . . . . . . . . .         35,993         22,502          2,533             --         61,028
                                                        ---------      ---------      ---------      ---------      ---------
  End Of Period. . . . . . . . . . . . . . . . . .      $  42,956      $  15,203      $   3,581      $      --      $  61,740
                                                        ---------      ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------      ---------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                                  INTRODUCTION

     MDC is a national home builder with operations in (i) metropolitan Denver and, to a lesser extent, Colorado Springs, Colorado (collectively, "Colorado");
(ii) northern Virginia and suburban Maryland (collectively, "Mid-Atlantic");
(iii) northern and southern California (collectively, "California"); (iv) Phoenix and Tucson, Arizona (collectively, "Arizona"); and (v) Las Vegas, Nevada ("Nevada").

     In its home building operations, the Company is engaged in the construction and sale of residential housing (collectively, the "home building segment") and mortgage origination, purchase and sale activities (collectively, the "mortgage lending segment"). MDC's mortgage lending segment enables MDC to provide mortgage loans to its home buyers and to others.

     The Company's asset management operations (collectively, the "asset management segment") primarily enable MDC to (i) manage, by contract, the operations of two publicly-traded real estate investment trusts (each a "REIT"); and (ii) own interests ("CMO Ownership Interests") in issuances of collateralized mortgage obligations ("CMO bonds").

                              RESULTS OF OPERATIONS

     The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).


                                        THREE MONTHS         SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------- --------  --------  --------

Revenues . . . . . . . . . . . . .   $197,771  $159,657  $366,464  $275,542

Income before income taxes . . . .       9,00    54,419    15,717     5,554

Net Income . . . . . . . . . . . .      5,704     3,014     9,510     3,929

Primary Earnings Per Share . . . .        .28       .14       .47       .18


     MDC's revenues increased during the three and six months ended
June 30, 1994 compared with the same periods in 1993 primarily as a result of 20% and 30% increases, respectively, in home closings and $15,200 and $16,200 increases, respectively, in the average selling price per housing unit. These increases partially were offset by reductions in revenues of the asset management segment of $4,541,000 and $13,444,000, respectively, principally due to continued high levels of prepayments on, and sales of, mortgage loans, including the mortgage loans underlying the Company's mortgage pass-through certificates which are the collateral for the Company's CMO bonds (mortgage loans or mortgage certificate collateral for CMO bonds hereafter is referred to as "Mortgage Collateral"). Prepayments on, and sales of, Mortgage Collateral have reduced the amount of the Company's Mortgage Collateral and mortgage-related assets, the asset management segment's principal interest earning assets, by more than $194,000,000 from January 1, 1993 through June 30, 1994.

     The Company's net income increased for the three and six months ended
June 30, 1994 compared with the same periods in 1993 due principally to (i) increased home building operating profit from significantly higher home closings, primarily due to the opening of new subdivisions in each of the Company's markets, and higher Home Gross Margins (as hereafter defined); and
(ii) in the six months ended June 30, 1994, increased mortgage lending operating profit primarily due to increased gains from sales of mortgage loan servicing. These increases partially were offset by (i) lower operating profit from the asset management segment as operating income in the first six months of 1993 was impacted positively by $5,982,000 in one-time gains resulting from sales of Mortgage Collateral, which was partially offset by $2,600,000 in valuation adjustments with respect to the Company's Equity CMO Interests (defined below) during the same period; and (ii) in the three months ended June 30, 1994, by lower operating profit from the mortgage lending segment primarily due to lower gains from sales of mortgage loans.


IMPACT OF HOME MORTGAGE INTEREST RATES.

     Beginning in 1992 through October 1993, home mortgage interest rates declined to their lowest levels in 25 years to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 through July 1994, these interest rates have increased to as high as 9%.

     Increases in mortgage interest rates adversely affect the Company's home building and mortgage lending segments. Higher mortgage interest rates (i) may reduce the demand for homes and home mortgages; and (ii) generally will reduce home mortgage refinancing activity. With the recent increases in mortgage interest rates relative to levels in 1993, the Company's mortgage lending operations, consistent with the rest of the industry in general, have experienced a major decline in refinancing activity. These events have affected adversely the spot mortgage loan originations and the amount of mortgage loans purchased through correspondents by the Company's mortgage lending segment, although increased originations from the Company's home building operations have offset to some degree these declines. The Company is unable to predict the extent to which current or future increases in mortgage interest rates will adversely affect the Company's operating activities and results of operations.

HOME BUILDING SEGMENT.

     The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).



                                        THREE MONTHS         SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------- --------  --------  --------

Home sales revenues. . . . . . . .   $184,878  $142,136  $341,613  $239,744
                                     --------  --------  --------  --------
Average selling price per housing
  unit . . . . . . . . . . . . . .     $189.0    $173.8    $186.5    $170.3

Home Gross Margins . . . . . . . .      15.7%     14.3%     15.9%     14.5%

Homes - units
    Sales contracted, net
        Colorado . . . . . . . . .        441       466     1,191     1,072
        Mid-Atlantic . . . . . . .        274       345       686       715
        California . . . . . . . .        164       103       310       210
        Arizona. . . . . . . . . .        133        81       287       134
        Nevada . . . . . . . . . .         32        30        62        81
                                     --------  --------  --------  --------

            Total. . . . . . . . .      1,044     1,025     2,536     2,212
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------

    Closed and delivered
        Colorado . . . . . . . . .        473       444       865       782
        Mid-Atlantic . . . . . . .        254       202       506       365
        California . . . . . . . .        127        75       234        98
        Arizona. . . . . . . . . .        102        48       188        91
        Nevada . . . . . . . . . .         22        49        39        72
                                     --------  --------  --------  --------

            Total. . . . . . . . .        978       818     1,832     1,408
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------


                                           JUNE 30,    DECEMBER 31,    JUNE 30,
                                             1994          1993          1993
                                           --------    ------------    --------

    Backlog
    Units
        Colorado . . . . . . . . .             986           660           763
        Mid-Atlantic . . . . . . .             605           425           547
        California . . . . . . . .             174            98           160
        Arizona. . . . . . . . . .             246           147            91
        Nevada . . . . . . . . . .              50            27            69
                                          --------      --------      --------


            Total. . . . . . . . .           2,061         1,357         1,630
                                          --------      --------      --------
                                          --------      --------      --------

        Sales value. . . . . . . .        $390,500      $250,530      $283,200
                                          --------      --------      --------
                                          --------      --------      --------


     Home sales revenues increased 30% and 42%, respectively, for the three and six month periods ended June 30, 1994 compared with the same periods in 1993 primarily as a result of (i) significant increases in home closings in all of the Company's markets, except Nevada, due to improved market conditions and the expansion of the

Company's operations in each of its markets; and (ii) an increase in the average selling price per housing unit.

     The increase in the average selling price per housing unit for the three and six months ended June 30, 1994 compared with the same periods in 1993 primarily was due to increases in average selling prices in all of the Company's markets except northern California. The increases in selling prices were due principally to (i) the mix of homes closed; (ii) general price increases in most of the Company's markets to, among other things, offset increases in costs; and
(iii) improved market conditions. These increases partially were offset by lower average selling prices in northern California primarily due to the introduction of more affordable homes in response to consumer demand for lower-priced housing.

     Overall, gross profits (which have been reduced for, among other things, capitalized interest, a reserve for warranty expenses on a per home basis and financing costs) as a percent of home sales ("Home Gross Margins") increased substantially during the three and six months ended June 30, 1994 compared with the same periods in 1993. The Company achieved higher Home Gross Margins in the first six months of 1994 in its Colorado, Mid-Atlantic and Arizona markets primarily due to improved market conditions. These increases partially were offset by lower Home Gross Margins in northern California as the Company's profitability in this area continues to be affected adversely by softness in consumer demand for new homes. To a lesser extent, Home Gross Margins also were impacted negatively by builder competition and product shifts in Nevada. Increases in, among other things, the costs of subcontracted labor, finished lots and building materials, particularly lumber, have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. In addition, increased home building activities in several of the Company's markets, particularly Colorado, the Mid-Atlantic area and Arizona, have caused shortages of labor that have increased the period of time required for completing construction and delivery of homes. Such increased time periods have increased interest costs capitalized during the construction period which have affected adversely, and may affect adversely in the future, Home Gross Margins.

     Overall, year-to-date home sales at June 30, 1994 reached their highest second quarter and six month levels since 1988 and Backlog reached its highest quarter-end level since 1987. "Sales contracted, net" increased 2% and 15%, respectively, during the three and six months ended June 30, 1994 compared with the same periods in 1993. Backlog at June 30, 1994 increased 52% from December 31, 1993 and 26% from June 30, 1993. While sales in Colorado increased by 24% in the first quarter of 1994 compared with the first quarter of 1993, sales declined by 5% in the second quarter of 1994 compared with the same period in 1993 as, among other things, the increase in mortgage interest rates affected adversely the demand for homes. In the Mid-Atlantic market, sales increased by 11% in the first quarter of 1994 compared with the same period in 1993 but declined 21% in the second quarter of 1994 compared with the same period in 1993 due to, among other things, (i) increases in mortgage interest rates; (ii) a slight decline in new home sales in this market; and (iii) extended delivery times for new homes and delays in bringing certain start-up communities to an active sales status caused by delays in construction and land development resulting from unusually harsh weather in the Mid-Atlantic region during the first quarter of 1994.
Sales increased in the three and six months ended June 30, 1994 compared with the same periods in 1993 in (i) Arizona (increases of 64% and 114%, respectively) due to improved market conditions and an expansion of the Company's operations in the Phoenix and Tucson markets; and (ii) California (increases of 59% and 48%, respectively) due to an expansion of the Company's operations in northern California and the Company's re-entry into the southern California market on a selective basis which began in the second half of 1993 and has continued in the first half of 1994.

     Marketing expenses (which include, among other things, deferred marketing, model home expenses and commissions) totaled $10,925,000 and $19,927,000, respectively, during the three and six months ended June 30, 1994 compared with $8,796,000 and $15,152,000, respectively, during the same periods in 1993. The 24% and 32% increases, respectively, during 1994 principally were due to the 20% and 30% increases, respectively, in home closings and expanded operations in many of the regions in which the Company operates. As a result of these increased operations, significant additional marketing-related salary, commission and model home operation expenses were incurred. However, marketing expenses as a percentage of home sales revenues decreased by 4% and 8%, respectively, in the three and six months ended June 30, 1994, relative to 1993, primarily due to increased efficiencies in the Company's marketing activities relative to the level of expansion in its existing markets.

     General and administrative expenses totaled $6,969,000 and $13,716,000, respectively, during the three and six months ended June 30, 1994 compared with $6,257,000 and $12,473,000, respectively, during the same periods in 1993. The increases during 1994 partially were due to increased salary, office and other expenses in response to increased operations. General and administrative expenses during the first six months of 1993 also were affected adversely by non-recurring charges totaling approximately $1,100,000. General and administrative expenses as a percentage of home sales revenues during the three and six months ended June 30, 1994 decreased compared with the same periods in 1993 due to the Company's ability to build more homes without adding substantially to existing administrative staffing and overhead.

     LAND INVENTORY. Since 1988, MDC has implemented a program to reduce its inventory of land and land under development in order to, among other things, maximize and preserve liquidity and reduce the risks inherent in holding, at any point in time, substantially greater amounts of land than are necessary to meet the projected requirements of MDC's home building operations over the succeeding 24 months. As a result, MDC has reduced its land inventory from $411,460,000 at December 31, 1988 to $176,448,000 at June 30, 1994, while increasing significantly the number of lots it controls under rolling options. The Company continues to pursue opportunities to reduce its land inventories.

     The following table shows the total carrying value of the land and land under development owned by MDC in each of its home building markets at June 30, 1994, segregated by the years in which such property was acquired or optioned (in thousands).


DIVISION                1994      1993      1992      1991    PRE-1991    TOTAL
- --------               ------    ------    ------    ------   --------  --------

Colorado . . . . . .   $1,640    $3,372    $3,378    $7,545   $74,484   $90,419
Mid-Atlantic . . . .    6,711     9,572     1,146        --    15,677    33,106
California . . . . .   14,733    10,342     1,482        --     5,956    32,513
Arizona. . . . . . .    9,143     2,336        --        --     4,465    15,944
Nevada . . . . . . .       --     4,466        --        --        --     4,466
                      -------   -------    ------    ------  --------  --------

   Totals. . . . . .  $32,227   $30,088    $6,006    $7,545  $100,582  $176,448
                      -------   -------    ------    ------  --------  --------
                      -------   -------    ------    ------  --------  --------



     Although the Company has been able to reduce significantly its inventory of land, the Company's net income and cash flow continue to be affected adversely by the carrying costs (e.g., property taxes and interest) associated with inactive land inventories, which were approximately 35% of the Company's total land and land under development at June 30, 1994. Most of the inactive land was acquired prior to 1991 and is held principally in Colorado. Carrying costs on inactive land inventories are expensed, not capitalized.

     The following table shows the total carrying value of the amounts of inactive land inventories included in the table above owned by MDC in each of its home building markets at June 30, 1994, segregated by the years each such property was acquired (in thousands).


     DIVISION                           1992      1991   PRE-1991    TOTAL
     --------                          ------    ------  --------  ---------

     Colorado. . . . . . . . . . .     $1,868    $2,164   $48,082   $52,114
     Mid-Atlantic. . . . . . . . .         --        --     5,189     5,189
     California. . . . . . . . . .         --        --     2,880     2,880
     Arizona . . . . . . . . . . .         --        --       628       628
                                       ------    ------   -------   -------

        Totals . . . . . . . . . .     $1,868    $2,164   $56,779   $60,811
                                       ------    ------   -------   -------
                                       ------    ------   -------   -------


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

     HomeAmerican is an FHA, VA, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") authorized mortgage loan originator. HomeAmerican also is an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. Through correspondents, HomeAmerican purchases loans. The origination fees are retained by the correspondents; HomeAmerican acquires the servicing rights.

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

     The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).


                                        THREE MONTHS         SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------- --------  --------  --------

Gains from sales of mortgage
  servicing:
  Bulk . . . . . . . . . . . . . .   $  1,729  $  1,683  $  4,314  $  2,268
  Other. . . . . . . . . . . . . .        167       131       454       318
Net interest income. . . . . . . .        639       824     1,210     1,467
Origination fees . . . . . . . . .      1,145     1,557     2,381     2,642
Gains (losses) on sales of
  mortgage loans . . . . . . . . .       (280)      990      (181)    1,354
Mortgage servicing and other
  income . . . . . . . . . . . . .        447       352       962       669
General and administrative
  expenses . . . . . . . . . . . .     (2,209)   (2,606)   (4,598)   (4,946)
                                     --------  --------  --------  --------

Operating profit . . . . . . . . .   $  1,638  $  2,931  $  4,542  $  3,772
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------

Principal amount of originations
  and purchases:
    Company home buyers. . . . . .   $ 75,270  $ 74,773  $151,530  $127,875
    Spot . . . . . . . . . . . . .     17,121    66,879    48,409   120,851
    Correspondent. . . . . . . . .     17,645    48,010    43,897    77,908
                                     --------  --------  --------  --------

       Total . . . . . . . . . . .   $110,036  $189,662  $243,836  $326,634
                                     --------  --------  --------  --------
                                     --------  --------  --------  --------


                                           JUNE 30,    DECEMBER 31,    JUNE 30,
                                             1994          1993          1993
                                           --------    ------------    --------

Composition of Servicing Portfolio at
  End of Period:
    FHA insured/VA guaranteed. . . . .    $240,868      $373,716      $224,378
    Conventional . . . . . . . . . . .     252,527       279,615       260,140
                                          --------      --------      --------

        Total Servicing Portfolio. . .    $493,395      $653,331      $484,518
                                          --------      --------      --------
                                          --------      --------      --------

Portion of Servicing Portfolio
  Available for Sale . . . . . . . . .    $425,363      $574,088      $384,361
                                          --------      --------      --------
                                          --------      --------      --------


     HomeAmerican's loan originations decreased by 42% and 25%, respectively, for the three and six month periods ended June 30, 1994 compared with the same periods in 1993 primarily as a result of lower spot originations and purchases of loans from correspondents primarily due to increased mortgage interest rates which resulted in lower mortgage loan refinancings. These decreases partially were offset by higher originations for MDC home buyers, despite a lower percentage of mortgages originated for MDC home buyers in 1994 compared with the same period in 1993, principally due to increased closings by MDC's home building segment. HomeAmerican originated mortgages for 52% and 55%, respectively, of MDC's total homes closed during the three and six months ended June 30, 1994, compared with 65% during each of the same periods in 1993. The decline in the percentage of mortgages originated for MDC home buyers was the result of increased competition for mortgage loan originations.

     HomeAmerican's operating profit of $1,638,000 during the three months ended June 30, 1994 was lower than the operating profit of $2,931,000 for the same period in 1993 principally due to losses from sales of mortgage loans totaling $280,000 in the three months ended June 30, 1994 compared with gains totaling $990,000 in the same period in 1993. HomeAmerican's operating profit of $4,542,000 during the six months ended June 30, 1994 was higher than the operating profit of $3,772,000 for the same period in 1993 principally due to higher gains from sales of mortgage servicing partially offset by losses from sales of mortgage loans totaling $181,000 in the six months ended June 30, 1994 compared with gains from sale of mortgage loans totaling $1,354,000 in the six months ended June 30, 1993. While loan origination fees were lower for the three and six month periods ended June 30, 1994 compared with the same periods in 1993, general and administrative costs were lower by approximately the same amounts as HomeAmerican has reduced its general and administrative costs as originations of loans have declined.

     During the three and six months ended June 30, 1994, HomeAmerican sold bulk mortgage loan servicing on approximately $153,407,000 and $349,237,000, respectively, of mortgage loans which resulted in pre-tax gains of $1,729,000 and $4,314,000, respectively. During the second quarter of 1993, HomeAmerican sold mortgage loan servicing on approximately $120,400,000 of mortgage loans which resulted in pre-tax gains of $1,377,000. Additionally, during the three and six months ended June 30, 1993, $306,000 and $891,000, respectively, of income relating to a December 1992 bulk servicing sale were recognized as the related mortgage loans totaling approximately $19,200,000 and $59,600,000, respectively, were certified for sale in such periods.

     At June 30, 1994, approximately $425,363,000 of conforming mortgage loan (i.e., loans that meet the securitization standards of GNMA, FNMA or FHLMC) servicing was available for sale, which represents a 26% decrease compared with the $574,088,000 in conforming mortgage loan servicing available for sale at December 31, 1993 and a 11% increase above the $384,361,000 in conforming mortgage loan servicing available for sale at June 30, 1993.

ASSET MANAGEMENT SEGMENT.

     The following table summarizes the results of the asset management segment operations during each of the periods presented (in thousands).


                                        THREE MONTHS         SIX MONTHS
                                       ENDED JUNE 30,      ENDED JUNE 30,
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------- --------  --------  --------

Management fees from Asset
  Investors and Commercial Assets.    $   597   $   603   $ 1,351   $ 1,238
Equity in losses of Equity CMO
  Interests, net of valuation
  adjustments. . . . . . . . . . .         --      (600)       --    (2,600)
Gains on sales of Mortgage
  Collateral . . . . . . . . . . .         45       801       358     5,982
Interest income from CMO Bond and
  other, net . . . . . . . . . . .        425     1,163       661     2,296
                                      -------   -------   -------   -------

Operating profit . . . . . . . . .    $ 1,067   $ 1,967   $ 2,370   $ 6,916
                                      -------   -------   -------   -------
                                      -------   -------   -------   -------


     The decrease in the Company's asset management segment operating profit for the three and six month periods ended June 30, 1994 compared with the same periods in 1993 is due principally to lower gains on sales of Mortgage Collateral, partially offset by valuation adjustments recorded in 1993 related to the Equity CMO Interests (as hereafter defined) which were not required in 1994.

     MANAGEMENT OF ASSET INVESTORS. The Company advises Asset Investors Corporation ("Asset Investors"), a New York Stock Exchange-listed REIT, on various facets of Asset Investors' business. Asset Investors generates substantially all of its income through a portfolio of CMO Ownership Interests in residential mortgage loan securitizations and unrated subordinated interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single family mortgage loans.

     MDC has a management agreement (the "Asset Investors Management Agreement") with Asset Investors which is currently in the process of being extended through 1994, subject to the possible amendment of certain of the terms on a prospective basis. The current Asset Investors Management Agreement may be terminated by the Company or by Asset Investors with or without cause at any time upon 60 days' written notice. Pursuant to the Asset Investors Management
Agreement, MDC receives compensation for CMO administration and other management services. MDC also is entitled to receive an incentive fee (the "Asset Investors Incentive Fee") which is based primarily on the level of Asset Investors dividend distributions.

     The high level of prepayments on Asset Investors' portfolio of home-mortgage related assets in 1992 and 1993 affected adversely the CMO Ownership Interests owned by Asset Investors and its income, which reduced substantially, relative to prior years, the management fees earned by the Company from Asset Investors in 1993 and the first six months of 1994. The Company earned $405,000 and $839,000, respectively, in management fees in the three and six months ended June 30, 1994 compared with $603,000 and $1,238,000, respectively, in the same periods in 1993. No Asset Investors Incentive Fees were earned by the Company in the three and six months ended June 30, 1994 or in the same periods in 1993.

     MANAGEMENT OF COMMERCIAL ASSETS. In August 1993, Asset Investors formed Commercial Assets, Inc. ("Commercial Assets"), an American Stock Exchange-listed REIT, to acquire and manage a portfolio of ownership interests in commercial mortgage loan securitizations. In October 1993, Asset Investors distributed approximately 70% of the shares of Commercial Assets to its stockholders as a dividend.

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

     During the three and six months ended June 30, 1994, MDC earned fees totaling $192,000 and $512,000, respectively, from Commercial Assets.

     EQUITY CMO INTERESTS. During the three and six months ended June 30, 1993, MDC recorded $600,000 and $2,600,000, respectively, in valuation adjustments related to its 49.999% ownership interest in seven CMO Ownership Interests (these seven interests are referred to herein as "Equity CMO Interests") related to permanent declines in the value of the undiscounted projected cash flow of such Equity CMO Interests resulting from higher actual and projected prepayments caused by low interest rates. During the three and six months ended June 30, 1994, higher mortgage interest rates have slowed both the actual and expected prepayment speeds and, accordingly, no valuation adjustments were necessary.

     If the Mortgage Collateral underlying the Equity CMO Interests prepays or is projected to prepay at higher than current expected rates and/or if short-term interest rates increase significantly from their present rates, the Company, in the future, may recognize additional valuation adjustments.

     INVESTMENT IN A CMO BOND. On July 31, 1992, MDC purchased a $7,823,000 principal amount CMO bond (the "CMO Bond") for $7,367,000. For the three and six months ended June 30, 1993, the CMO Bond earned interest totaling $511,000 and $1,094,000, respectively. The CMO Bond was fully paid at December 31, 1993.

     SALES OF MORTGAGE-RELATED ASSETS. MDC completed various sales of mortgage-related assets which resulted in net gains totaling $45,000 and $358,000, respectively, for the three and six months ended June 30, 1994 compared with $801,000 and $5,982,000, respectively, during the same periods in 1993.

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

OTHER OPERATING RESULTS.

     CORPORATE AND HOME BUILDING INTEREST. Corporate and home building interest incurred increased by 43% and 40%, respectively, to $8,883,000 and $17,247,000, respectively, in the three and six months ended June 30, 1994 compared with $6,230,000 and $12,286,000, respectively, during the same periods in 1993 due to
(i) higher interest rates associated with the 11 1/8% Senior Notes due 2003 compared with the debt outstanding for the six months ended June 30, 1993; and
(ii) higher levels of borrowings resulting from the Company's expanded home building operations. The portion of this corporate and home building interest capitalized (the Company capitalizes interest on its home building inventories during the period of active development and through the completion of construction) during the three and six months ended June 30, 1994 totaled $6,832,000 and $12,240,000, respectively, compared with $3,559,000 and
$6,398,000, respectively, during the same periods in 1993. The increase in interest capitalized for the three and six months ended June 30, 1994 was due primarily to (i) increased levels of active home building inventories resulting from increased operations; (ii) higher capitalization rates related to the higher average effective interest rates on applicable debt, particularly with respect to Colorado; and (iii) the extended period of time for completing homes under construction in certain of the Company's markets, which increased the period of time over which interest on related construction and land costs is capitalized. The corporate and home building interest incurred which was not capitalized was reflected as interest expense and totaled $2,051,000 and $5,007,000, respectively, for the three and six months ended June 30, 1994 compared with $2,671,000 and $5,888,000, respectively, for the same periods in 1993. For a reconciliation of interest incurred, capitalized, expensed and previously capitalized included in cost of sales, see Note E to the Company's Condensed Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totaled $3,966,000 and $7,899,000, respectively, during the three and six months ended June 30, 1994 compared with $3,809,000 and $7,383,000, respectively, during the same periods in 1993. The increase in the first six months of 1994 primarily was due to an increase in salaries, professional fees and insurance expense resulting from the Company's expanded operations.

     INCOME TAXES. M.D.C. Holdings, Inc. and its wholly-owned subsidiaries file a consolidated federal income tax return (the "MDC Consolidated Return"). Richmond Homes and its wholly-owned subsidiaries filed (or will file) a separate consolidated federal income tax return (each, a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through the date Richmond Homes became a wholly-owned subsidiary of MDC (February 2, 1994).

     MDC's overall effective income tax rate during the three and six month periods ended June 30, 1994 was 37% and 39%, respectively, compared with 32% and 29%, respectively, during the same periods in 1993. The effective income tax rates differed from the 35% federal statutory rate primarily due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments to prior years' income taxes. The Company has recorded a net deferred income tax asset of $10,648,000, net of a valuation allowance of $3,000,000, at June 30, 1994. The valuation allowance has been provided to offset the related deferred income tax assets due to the uncertainty of realizing the benefit of future tax deductions.

     The Internal Revenue Service (the "IRS") has completed its examination of the MDC Consolidated Returns for the years 1984 through 1987 and has proposed certain adjustments to the taxable income reflected in such returns. A substantial portion of the proposed adjustments relate to the characterization of $22,000,000 in gains on sales of property held for investment, which were reported as capital gains. Certain of the other proposed adjustments would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process and believes that the amount of these adjustments will be reduced as a result. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may arise as a result of the proposed adjustments.

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

CONSOLIDATED CASH FLOW.

     For the six months ended June 30, 1994, MDC used $19,030,000 in cash. At June 30, 1994, the Company had $43,973,000 available in cash and cash equivalents.

     MDC's Operating Activities during the first six months of 1994 used net cash of $40,935,000 compared with net cash used of $57,453,000 during the same period in 1993. The net cash used in Operating Activities during the first six months of 1994 principally was due to increases in home building inventories as a result of significantly increased levels of home building activity, offset partially by a reduction in mortgage loans held in inventory. The net cash used by Operating Activities during the first six months of 1993 principally was due to increases in mortgage loans held in inventory and housing inventories resulting from increased mortgage lending and home building activities in such period.

     Net cash provided by Investing Activities during the first six months of 1994 and 1993 totaled $53,133,000 and $86,647,000, respectively, and primarily was generated by (i) principal payments and prepayments on, and sales of, Mortgage Collateral; and (ii) in 1993, sales of marketable preferred shares used by the Company in its cash management activities. A substantial portion of the cash flow generated by these reductions was used to make required principal payments on the CMO bonds collateralized by these assets, which principally resulted in the net use of cash in Financing Activities in the first six months of 1994 and 1993 of $31,228,000 and $28,482,000, respectively. Also increasing the use of cash for the six months ended June 30, 1994 were net payments of $14,979,000 on notes payable as the Company has begun shifting away from higher-cost project loans and other notes payable to the use of its increased lines of credit to finance a larger portion of its expanding home building operations.
In the first six months of 1994 and 1993, cash used in Financing Activities was decreased by net advances pursuant to lines of credit totaling $30,008,000 and $24,581,000, respectively, and in the first six months of 1993 was decreased by net borrowings on notes payable totaling $9,283,000. The resulting net increases in debt were necessary to finance the substantial increases in home building activities in the first six months of both 1994 and 1993 and, in the first six months of 1993, to finance the substantial increase in mortgage lending activities.

LINES OF CREDIT AND NOTES PAYABLE.

     HOME BUILDING. The aggregate amount of MDC's home building bank lines of credit at June 30, 1994 was $105,000,000. Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At June 30, 1994, $67,468,000 was borrowed and an additional $33,472,000 was collateralized and available to be borrowed under the bank lines of credit.

     In June 1994, MDC consummated a $75,000,000 line of credit (the "$75,000,000 Line") with a bank which replaced four separate divisional lines of credit with the same bank which totaled $40,000,000. The $75,000,000 Line is available for acquisition and development of land and for the construction of homes. The term of the line of credit agreement is 12 months with a 36-month term-out period or, under certain circumstances, a 24-month term-out period. A 36-month term-out period could commence at any time at the option of the bank.

     As discussed above, the Company, during 1993 and the first six months of 1994, significantly expanded its home building operations and is planning to continue to expand its home building activities during the remainder of 1994 depending on economic conditions and the availability of attractive business opportunities. The Company intends to finance this expansion primarily with increased bank lines of credit and through internal sources. However, when necessary, as has been the case in prior years, MDC may replace or supplement its bank lines of credit with secured project financing. The cost of secured project financing generally is higher than the cost of the Company's bank lines of credit.

     MORTGAGE LENDING. The aggregate amount available under MDC's mortgage lending bank line of credit (the "Mortgage Line") at June 30, 1994 was $75,000,000. In August 1994, due to the lower level of mortgage lending activity, the Company has reduced its Mortgage Line to $51,000,000 to, among other things, lower its related cost. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreements). At June 30, 1994, $16,685,000 was borrowed and an additional $11,488,000 was collateralized and available to be borrowed under the Mortgage Line.

     To provide funds for mortgage loan financing for MDC's home buyers and others on a spot basis, HomeAmerican utilizes its Mortgage Line to finance these mortgage loans on a short-term basis. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis and pursuant to mortgage loan sale commitments. During the six months ended June 30, 1994 and 1993, HomeAmerican sold $269,439,000 and $298,190,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     GENERAL. The Company's lines of credit and notes payable contain certain covenants, representations and warranties. The Company currently is in compliance with such covenants, representations and warranties.

     In the event that MDC's lines of credit are not renewed, or are renewed as they become due at substantially lower levels, the Company believes that it could meet its business plan through a combination of internally-generated funds and new borrowings. Required repayments of its lines of credit have in the past, and in the future could be, repaid with, among other things, (i) available cash and/or the proceeds from the liquidation of available short-term investments; and/or (ii) the proceeds from the sale or liquidation of certain other of the Company's home building, mortgage and other assets. The sale or liquidation of assets could be at prices that are less than the carrying value of such assets and may affect adversely the Company's future financial condition and results of operations.

ASSET MANAGEMENT SEGMENT ASSETS AND LIABILITIES.

     Throughout 1993 and the first six months of 1994, the asset management segment continued to experience a net liquidation of assets and related reduction of liabilities. Mortgage Collateral, net, and related assets, have declined from $275,467,000 at January 1, 1993 to $134,166,000 at December 31, 1993 and to $81,338,000 at June 30, 1994. The proceeds from these reductions were used primarily to reduce the related CMO bonds, net, and related liabilities from $256,347,000 at January 1, 1993 to $123,500,000 at
December 31, 1993 and to $76,651,000 at June 30, 1994. These asset and liability reductions substantially were the result of (i) the high rate of prepayments on the Mortgage Collateral; and (ii) sales of Mortgage Collateral and related assets and related redemptions of CMO bonds. The Company's Mortgage Collateral and related CMO bonds will continue to decrease as payments and prepayments are received or Mortgage Collateral is sold.

     The Company's Equity CMO Interests also have declined from $16,930,000 at January 1, 1993 to $6,427,000 at December 31, 1993 and to $4,375,000 at June 30,
1994 due to the receipt of distributions of capital and, in 1993, valuation adjustments.

MATERIAL CHANGES IN OTHER ASSETS AND LIABILITIES.

     HOME BUILDING RECEIVABLES. Home building receivables consist principally of receivables from home sales (representing the proceeds from home closings not yet disbursed by unrelated settlement agents), which usually are collected within seven days after the sale is closed, and certain other receivables. Such receivables totaled $15,441,000 at June 30, 1994 compared with $5,423,000 at December 31, 1993. The increase at June 30, 1994 is due to increased closings and the timing of such closings.

     HOUSING COMPLETED OR UNDER CONSTRUCTION. Housing completed or under construction increased to $275,887,000 at June 30, 1994 compared with $201,023,000 at December 31, 1993 principally due to an increase in Backlog and spec homes under construction.

     LAND AND LAND UNDER DEVELOPMENT. Land and land under development totaled $176,448,000 at June 30, 1994 compared with $192,881,000 at December 31, 1993.
The decline in land inventories is due principally to (i) increased home construction activity; (ii) the continued use of "rolling" options, with periodic takedowns of lots, to acquire new land inventories for use in the Company's home building activities; and (iii) sales and other dispositions of land.

     Based upon its current business plan, MDC anticipates the acquisition, during the balance of 1994, of various parcels of finished lots and partially-developed land for use in its future home building operations. The Company currently intends to acquire a significant portion of the land inventories required in future periods through takedowns of lots subject to rolling options entered into in prior periods and under new rolling option agreements. The use of rolling options lessens the Company's risk and improves liquidity.

     MORTGAGE LOANS HELD IN INVENTORY. Mortgage loans held in inventory decreased to $42,452,000 at June 30, 1994 compared with $68,065,000 at December 31, 1993, due to the decreased mortgage loan originations in the second quarter of 1994 compared with the fourth quarter of 1993.

                                   OTHER

     1994 RICHMOND COMMON STOCK ACQUISITION. In December 1993 the Company sold $190,000,000 principal amount of Senior Notes and $28,000,000 principal amount of Convertible Subordinated Notes (the "1993 Offering"). Based on advice of the Company's financial advisor, the Company believes that the success of the 1993 Offering was dependent on MDC's ability to acquire the 54.9% of the common stock of Richmond Homes (the "Richmond Common Stock") that it did not own. A portion of the net proceeds of the 1993 Offering was used to acquire 19.9% of the Richmond Common Stock from an unrelated institutional investor.

     In connection with an agreement entered into as part of the 1993 Offering and in furtherance of the Company's desire to own all of the outstanding shares of Richmond Common Stock, in December 1993 a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to purchase the shares of Richmond Common Stock owned by them for a purchase price of up to $3,500,000 in the aggregate. The purchase price for the Richmond Common Stock was to be paid in shares of MDC common stock (the "MDC Common Stock") valued at $5.75 per share, which was the closing price of the MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise evaluation of Richmond Homes. In February 1994, based on the results of the evaluation, the maximum of $3,500,000 was paid by issuing an aggregate of 608,695 shares of MDC Common Stock to Messrs. Mizel and Mandarich.

     The Company believes that increasing to 100% its ownership of Richmond Homes (which, among other things, generated 46% of MDC's revenues on a consolidated basis in 1993), will increase MDC's financial flexibility and has simplified greatly MDC's corporate structure.

     SUBSEQUENT EVENT. On August 4, 1994, Superior Metropolitan District No. 1 ("District No. 1") and Superior Metropolitan District No. 2 ("District No. 2") (collectively, the Districts) issued $35,730,000 principal amount of bonds (the "Bonds"). The Districts were organized and are operated to provide, among other things, water and sanitary sewer services, street improvements and park and recreation facilities for inhabitants of a master-planned community located northwest of Denver (the "Project"). A significant portion of the Project served by such Districts is owned and is being developed by the Company. Part of the proceeds of the offering were utilized to redeem in full, at par value, all of the outstanding bonds of the Districts, totaling $16,395,000, all of which were owned by the Company. Additionally, proceeds totaling approximately $11,000,000 were paid to the Company by District No. 1 to purchase certain interests in a water supply project (the "Water Project") and to reimburse the Company for prepaid water taps and for certain other funds previously advanced to District No. 1.

     In connection with the issuance of the Bonds, MDC has guaranteed payment of principal and interest on $27,500,000 principal amount of District No. 1 Bonds and has entered into certain agreements with District No. 1 to purchase certain water and sewer tap fees and storm drainage fees (collectively, the "Fees") in connection with the Companys home building operations within the Project. In connection with the guarantee, MDC was required to deposit $10,000,000 into a trust account. Of the funds in the trust account, $6,000,000 will be released in $1,000,000 increments as certain levels of completed homes are achieved in the Project, provided that if the Water Project is not completed by January 1, 1997 or if the Water Project is enjoined and such injunction is not lifted, no withdrawals may occur. The $4,000,000 balance will be released upon the earlier of (i) the completion of the Water Project; or (ii) the resolution (to the extent provided in the Indenture executed in connection with the issuance of the Bonds) of certain litigation seeking, among other things, to delay the Water Project's completion. In addition, MDC has guaranteed payment of principal and interest on $2,580,000 principal amount of District No. 2 Bonds.

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

OTHER.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

     The Company is not aware of any litigation matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     MDC held its Annual Meeting of Stockholders (the "Meeting") on
June 24, 1994.  At the Meeting, three nominees, Messrs. Steven J. Borick, David
D. Mandarich and Larry A. Mizel were elected as Class III Directors to three-year terms expiring in 1997.

     In addition, the Executive Officer Performance-Based Compensation Plan was approved and the selection of Price Waterhouse LLP as the Company's independent accountants for 1994 was ratified at the Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit:

               15   Letter regarding unaudited interim financial information.

               28 Form of Independent Accountants' Review Report dated July 26, 1994.

          (b)  Reports on Form 8-K:

               No Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 15, 1994                       M.D.C. HOLDINGS, INC.
                                             (Registrant)



                                             By:  /s/ Paris G. Reece III
                                                  ----------------------
                                                  Paris G. Reece III,
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description                                                Page #
- -----------    -----------                                                ------
15             Letter regarding unaudited interim financial
                 information.                                                 42

28             Form of Independent Accountants' Review Report
                 dated July 26, 1994.                                         43