Form 10-Q
period 1994-09-30
MDC HOLDINGS INC
filed 1994-11-14
CIK 773141

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

As of October 20, 1994, 19,124,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.


- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Condensed Consolidated Financial Statements:

                    Balance Sheets as of September 30, 1994
                     (Unaudited) and December 31, 1993 . . . . . . . .    1

                    Statements of Income for the three and nine
                     months ended September 30, 1994 and 1993
                     (Unaudited) . . . . . . . . . . . . . . . . . . .    3

                    Statements of Cash Flows for the nine months
                     ended September 30, 1994 and 1993 (Unaudited) . .    4

                    Notes to Financial Statements (Unaudited). . . . .    6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations. . .   22

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .   40

          Item 4.   Submission of Matters to a Vote of Stockholders. .   40

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . .   41


                                       (i)

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1994           1993
                                               -------------   ------------
                                                (UNAUDITED)
ASSETS

  Corporate
    Cash and cash equivalents. . . . . . . .       $  30,184      $  42,443
    Investments and marketable securities,
      net  . . . . . . . . . . . . . . . . .             889            765
    Property and equipment, net. . . . . . .          10,048         10,432
    Deferred income taxes. . . . . . . . . .          11,498          8,100
    Deferred issue costs, net. . . . . . . .          10,781         11,233
    Other assets, net. . . . . . . . . . . .           2,734          3,200
                                                   ---------      ---------
                                                      66,134         76,173
                                                   ---------      ---------

  Home Building
    Cash and cash equivalents. . . . . . . .          10,520         18,479
    Home sales and other accounts
      receivable . . . . . . . . . . . . . .          17,040          5,423
    Investment in metropolitan district
      bonds. . . . . . . . . . . . . . . . .              --         13,795
    Investments and marketable securities,
      net  . . . . . . . . . . . . . . . . .          10,073             --
    Inventories, net
      Housing completed or under
        construction . . . . . . . . . . . .         303,438        201,023
      Land and land under development. . . .         181,349        192,881
    Prepaid expenses and other assets, net .          43,532         48,863
                                                   ---------      ---------
                                                     565,952        480,464
                                                   ---------      ---------

  Mortgage Lending
    Cash and cash equivalents. . . . . . . .           6,537          1,505
    Restricted cash. . . . . . . . . . . . .           3,400          3,400
    Accrued interest and other assets, net .           1,555          2,571
    Mortgage loans held in inventory, net. .          37,768         68,065
                                                   ---------      ---------
                                                      49,260         75,541
                                                   ---------      ---------

  Asset Management
    Cash and cash equivalents. . . . . . . .             568            576
    Mortgage Collateral, net, and assets
      related to CMO bonds and related
      liabilities. . . . . . . . . . . . . .          68,607        134,166
    Equity CMO Interests, net. . . . . . . .           3,722          6,427
    Other loans and assets, net. . . . . . .           2,874          3,519
                                                   ---------      ---------
                                                      75,771        144,688
                                                   ---------      ---------

  Total Assets . . . . . . . . . . . . . . .        $757,117       $776,866
                                                   ---------      ---------
                                                   ---------      ---------

(continued)


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)





                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       1994          1993
                                                  -------------   ------------
                                                   (UNAUDITED)

LIABILITIES
   Corporate
     Accounts payable and accrued expenses. . . .   $ 31,684       $ 20,846
     Income taxes payable . . . . . . . . . . . .     20,188         28,711
     Notes payable. . . . . . . . . . . . . . . .      3,593          3,624
     Senior Notes, net. . . . . . . . . . . . . .    187,312        187,199
     Subordinated Notes, net. . . . . . . . . . .     38,216         38,213
                                                   ---------      ---------
                                                     280,993        278,593
                                                   ---------      ---------
   Home Building
     Accounts payable and accrued expenses. . . .     80,048         70,741
     Lines of credit. . . . . . . . . . . . . . .     73,581         24,645
     Notes payable. . . . . . . . . . . . . . . .     38,037         62,495
                                                   ---------      ---------
                                                     191,666        157,881
                                                   ---------      ---------
   Mortgage Lending
     Accounts payable and accrued expenses. . . .      3,921          8,487
     Line of credit . . . . . . . . . . . . . . .     24,999         29,500
                                                   ---------      ---------
                                                      28,920         37,987
                                                   ---------      ---------
   Asset Management
     Accounts payable and accrued expenses. . . .      1,174          3,051
     CMO bonds, net, and related liabilities,
      recourse solely to applicable subsidiary
      assets . . . . . . . . . . . . . . . . . . .    65,405        123,500
                                                   ---------      ---------
                                                      66,579        126,551
                                                   ---------      ---------
      Total Liabilities. . . . . . . . . . . . . .   568,158        601,012
                                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES  . . . . . . . . . .        --             --
                                                   ---------      ---------
STOCKHOLDERS' EQUITY

   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued  . . . . . . .        --             --
   Common Stock, $.01 par value; 100,000,000
     shares authorized; 21,737,000 and 20,914,000
     shares issued, respectively, at
     September 30, 1994 and December 31, 1993 . .        217            209
   Additional paid-in capital . . . . . . . . . .    133,690        133,455
   Retained earnings. . . . . . . . . . . . . . .     70,757         57,879
                                                   ---------      ---------
                                                     204,664        191,543

   Less treasury stock, at cost; 2,667,000 and
     2,664,000 shares, respectively, at
     September 30, 1994 and
     December 31, 1993 . . . . . . . . . . . . .     (15,705)       (15,689)
                                                   ---------      ---------
     Total Stockholders' Equity  . . . . . . . .     188,959        175,854
                                                   ---------      ---------
Total Liabilities and Stockholders'
 Equity. . . . . . . . . . . . . . . . . . .       $ 757,117      $ 776,866
                                                   ---------      ---------
                                                   ---------      ---------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        THREE MONTHS        NINE MONTHS
                                     ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                     ------------------- -------------------
                                         1994     1993     1994      1993
                                       -------- -------- -------- --------
          REVENUES:
            Home Building . . . . . .  $208,571 $178,522 $557,406 $422,524
            Mortgage Lending  . . . .     2,537    5,924   11,927   15,402
            Asset Management  . . . .     2,808    5,919   10,410   26,965
            Corporate . . . . . . . .       333      826      970    1,842
                                       -------- -------- -------- --------
                Total Revenues  . . .   214,249  191,191  580,713  466,733
                                       -------- -------- -------- --------

          COSTS AND EXPENSES:
            Home Building . . . . . .   195,624  170,784  522,820  407,100
            Mortgage Lending  . . . .     1,964    3,375    6,812    9,081
            Asset Management  . . . .     2,069    5,153    7,866   19,848
            Corporate general and
               administrative . . . .     4,160    4,018   12,059   11,401
            Corporate and home
               building interest
               (Note E)   . . . . . .     1,905    2,784    6,912    8,672
                                       -------- -------- -------- --------
                Total Expenses  . . .   205,722  186,114  556,469  456,102
                                       -------- -------- -------- --------
          Income before income taxes      8,527    5,077   24,244   10,631
          Provision for income taxes      3,107    1,854    9,314    3,479
                                       -------- -------- -------- --------
          Net Income  . . . . . . . .    $5,420   $3,223  $14,930   $7,152
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------

          EARNINGS PER SHARE
            Primary . . . . . . . . .      $.26     $.14     $.73     $.32
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------
            Fully-diluted . . . . . .      $.24     $.14     $.67     $.32
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------

          WEIGHTED-AVERAGE SHARES
            OUTSTANDING

            Primary . . . . . . . . .    20,499   22,338   20,435   22,333
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------
            Fully-diluted . . . . . .    24,112   22,431   24,099   22,463
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------
          DIVIDENDS DECLARED PER SHARE  $   .02  $    --  $   .04  $    --
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1994            1993
                                                -------------     -------------

OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . .     $  14,930       $  7,152
  Adjustments To Reconcile Net Income To
    Net Cash Used In Operating
    Activities:
      Gains on sales of mortgage-related
        assets . . . . . . . . . . . . . . . .          (295)        (6,227)
      Depreciation and amortization. . . . . .         6,592          5,596
      Deferred income taxes. . . . . . . . . .        (3,398)        (1,847)
      Equity CMO Interest valuation
        adjustments. . . . . . . . . . . . . .            --          3,100
  Net Changes In Assets and Liabilities
      Mortgage loans held in inventory . . . .        30,668        (16,611)
      Home building inventories. . . . . . . .       (93,807)       (35,244)
      Receivables. . . . . . . . . . . . . . .       (10,427)        (3,277)
      Accounts payable and accrued expenses. .        13,076         23,669
      Income taxes payable . . . . . . . . . .        (8,523)          (218)
      Other, net . . . . . . . . . . . . . . .         3,236         (7,125)
                                                   ---------      ---------
Net Cash Used In Operating Activities. . . . .       (47,948)       (31,032)
                                                   ---------      ---------

INVESTING ACTIVITIES:
  Mortgage Collateral and other loans
    Principal payments and prepayments . . . .        32,324         69,407
    Sales    . . . . . . . . . . . . . . . . .        19,526         30,403
  Distributions of capital from Equity
    CMO Interests. . . . . . . . . . . . . . .         2,705          5,963
  CMO Bond principal payments. . . . . . . . .            --          5,057
  Redemption of metropolitan district
    bonds    . . . . . . . . . . . . . . . . .        16,395             --
  Changes in investments and marketable
    securities, net. . . . . . . . . . . . . .       (10,073)        12,000
  Changes in restricted cash, net. . . . . . .        12,365         14,816
  Other, net . . . . . . . . . . . . . . . . .          (744)          (977)
                                                   ---------      ---------
Net Cash Provided By Investing Activities. . .        72,498        136,669
                                                   ---------      ---------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1994           1993
                                                ------------     --------------
FINANCING ACTIVITIES:

  CMO bonds - Principal payments . . . . . .       $ (57,494)    $ (102,731)
  Lines of credit
    Advances . . . . . . . . . . . . . . . .         448,337        212,149
    Principal payments . . . . . . . . . . .        (405,876)      (203,454)
  Subordinated Note payments . . . . . . . .              --         (1,690)
  Notes payable
    Borrowings . . . . . . . . . . . . . . .          13,561         59,489
    Principal payments . . . . . . . . . . .         (37,659)       (66,515)
  Dividend payments. . . . . . . . . . . . .            (760)            --
  Other, net . . . . . . . . . . . . . . . .             147            224
                                                  ----------     ----------
Net Cash Used In Financing Activities. . . .         (39,744)      (102,528)
                                                  ----------     ----------
Net Increase (Decrease) In Cash and Cash
 Equivalents . . . . . . . . . . . . . . . .         (15,194)         3,109
Cash and Cash Equivalents
  Beginning Of Period. . . . . . . . . . . .          63,003         61,028
                                                  ----------     ----------
  End Of Period. . . . . . . . . . . . . . .       $  47,809      $  64,137
                                                  ----------     ----------
                                                  ----------     ----------


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest, net of amounts capitalized . . .        $  6,020       $ 20,260
  Income taxes . . . . . . . . . . . . . . .          20,326          5,249

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Home building inventory purchases
  financed by seller . . . . . . . . . . . .        $  3,759       $ 12,397
Home building land inventory sales
  financed by MDC. . . . . . . . . . . . . .           1,219          1,553
Disposition of land inventories
  collateralized by notes payable
    Inventories. . . . . . . . . . . . . . .           2,864             --
    Notes payable. . . . . . . . . . . . . .           2,176             --
    Accrued interest and other liabilities .             688             --
Long-term investment valuation allowance . .              --            151


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   PRESENTATION OF FINANCIAL STATEMENTS

     The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its consolidated subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1994 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, as amended.

     Price Waterhouse LLP has made a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 1994 and 1993 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated November 1, 1994, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.

     Certain reclassifications have been made in the 1993 financial statements to conform to the classifications used in the current year.

B.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).


                                                          THREE MONTHS                 NINE MONTHS
                                                       ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                  ------------------------      -------------------------
                                                      1994           1993           1994           1993
                                                  ----------     ----------     ----------     ----------
Home Building
  Home sales . . . . . . . . . . . . . . . .        $207,098       $175,862       $548,711       $415,606
  Land sales . . . . . . . . . . . . . . . .           1,001          2,177          7,712          5,504
  Other revenues . . . . . . . . . . . . . .             472            483            983          1,414
                                                  ----------     ----------     ----------     ----------
                                                     208,571        178,522        557,406        422,524
                                                  ----------     ----------     ----------     ----------
  Home cost of sales . . . . . . . . . . . .         176,125        151,252        463,523        356,224
  Land cost of sales . . . . . . . . . . . .           1,263          2,142          7,418          5,861
  Marketing. . . . . . . . . . . . . . . . .          11,373          9,683         31,300         24,835
  General and administrative . . . . . . . .           6,863          7,707         20,579         20,180
                                                  ----------     ----------     ----------     ----------
                                                     195,624        170,784        522,820        407,100
                                                  ----------     ----------     ----------     ----------
    Operating Profit . . . . . . . . . . . .          12,947          7,738         34,586         15,424
                                                  ----------     ----------     ----------     ----------
Mortgage Lending
  Interest revenues. . . . . . . . . . . . .             725          1,347          2,185          3,574
  Origination fees . . . . . . . . . . . . .           1,110          1,728          3,491          4,370
  Gains on sale of mortgage
    servicing. . . . . . . . . . . . . . . .             398          1,382          5,166          3,968
  Gains (losses) on sales of
    mortgage loans, net. . . . . . . . . . .            (166)           990           (347)         2,344
  Mortgage servicing and other . . . . . . .             470            477          1,432          1,146
                                                  ----------     ----------     ----------     ----------
                                                       2,537          5,924         11,927         15,402
                                                  ----------     ----------     ----------     ----------
  Interest expense . . . . . . . . . . . . .              --            482            248          1,242
  General and administrative . . . . . . . .           1,964          2,893          6,564          7,839
                                                  ----------     ----------     ----------     ----------
                                                       1,964          3,375          6,812          9,081
                                                  ----------     ----------     ----------     ----------
      Operating Profit . . . . . . . . . . .             573          2,549          5,115          6,321
                                                  ----------     ----------     ----------     ----------
Asset Management
  Interest revenues. . . . . . . . . . . . .           2,003          4,876          7,346         17,875
  Gains (losses) on sales of
    mortgage-related assets. . . . . . . . .             (63)           245            295          6,227
  Management fees and other. . . . . . . . .           1,154          1,084          3,620          3,714
                                                  ----------     ----------     ----------     ----------
                                                       3,094          6,205         11,261         27,816
                                                  ----------     ----------     ----------     ----------
  Interest expense . . . . . . . . . . . . .           1,606          4,075          6,120         14,803
  Equity in losses of Equity
    CMO Interests, net . . . . . . . . . . .              --            500             --          3,100
  General and administrative . . . . . . . .             463            578          1,746          1,945
                                                  ----------     ----------     ----------     ----------
                                                       2,069          5,153          7,866         19,848
                                                  ----------     ----------     ----------     ----------
      Operating Profit . . . . . . . . . . .           1,025          1,052          3,395          7,968
                                                  ----------     ----------     ----------     ----------


                                         THREE MONTHS        NINE MONTHS
                                      ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                      ------------------- -------------------
                                           1994     1993     1994     1993
                                        -------  -------  -------  -------
       Corporate
          Other revenues..............  $  333   $   826  $   970  $ 1,842
                                        -------  -------  -------  -------
          Interest expense............    2,191    3,070    7,763    9,523
          General and administrative..    4,160    4,018   12,059   11,401
                                        -------  -------  -------  -------
                                          6,351    7,088   19,822   20,924
                                        -------  -------  -------  -------
             Net Corporate Expenses...   (6,018)  (6,262) (18,852) (19,082)
                                        -------  -------  -------  -------
       Intersegment Eliminations
          Asset management interest
           revenues...................     (286)    (286)    (851)    (851)
                                        -------  -------  -------  -------
          Corporate interest expense..     (286)    (286)    (851)    (851)
                                        -------  -------  -------  -------
                                             --       --       --       --
                                        -------  -------  -------  -------
       Income Before Income Taxes.....  $ 8,527  $ 5,077  $24,244  $10,631
                                        -------  -------  -------  -------
                                        -------  -------  -------  -------


C.   ACQUISITION OF ADDITIONAL SHARES OF RICHMOND HOMES

     Prior to February 2, 1994, Messrs. Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President - Real Estate, Co-Chief Operating Officer and a director of the Company) owned 35% of the outstanding shares of Richmond Homes, Inc. I ("Richmond Homes") common stock. Richmond Homes and its subsidiaries conduct the Company's Colorado home building operations. In furtherance of the Company's desire to own all of the outstanding shares of Richmond Homes common stock, in December 1993, a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to purchase the shares of Richmond Homes common stock owned by them for a purchase price of up to $3,500,000 in the aggregate. The purchase price for the shares of Richmond Homes common stock was to be paid in additional shares of common stock of MDC ("MDC Common Stock") valued at $5.75 per share, the closing price of MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise valuation of Richmond Homes. In February 1994, based on the results of the valuation, the maximum of $3,500,000 was paid by issuing an aggregate of 608,695 shares of MDC Common Stock to Messrs. Mizel and Mandarich.

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

E.   CORPORATE AND HOME BUILDING INTEREST ACTIVITY

                                         THREE MONTHS      NINE MONTHS
                                      ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                      ------------------- -------------------
                                         1994     1993     1994     1993
                                      --------- --------  -------- ----------
                                       (IN THOUSANDS)    (IN THOUSANDS)


        Interest capitalized in home
          building inventory,
          beginning of period..........$ 42,522 $ 46,430 $ 42,681 $ 48,440
        Corporate and home building
          interest incurred............   9,114    6,535   26,361   18,821
        Corporate and home building
          interest expensed............  (1,905)  (2,784)  (6,912)  (8,672)
        Previously capitalized home
          building interest included
          in cost of sales.............  (6,918)  (5,586) (19,317) (13,994)
                                       -------- -------- -------- --------
        Interest capitalized in home
          building inventory, end of
          period.......................$ 42,813 $ 44,595 $ 42,813 $ 44,595
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------
        Home building inventories,
          end of period................$484,787 $384,325 $484,787 $384,325
                                       -------- -------- -------- --------
                                       -------- -------- -------- --------


F.   EARNINGS PER SHARE

     Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. In 1994, the computation of fully-diluted earnings per share also assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes due December 2005 (the "Convertible Notes") at a conversion price of $7.75 per share of MDC Common Stock. The primary and fully-diluted earnings per share calculations are shown below (in thousands, except per share amounts).


                                            THREE MONTHS        NINE MONTHS
                                         ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                                         ------------------- -------------------
                                            1994     1993     1994     1993
                                          -------  -------  -------  -------
Primary Earnings Per Share
  Calculation:

Net Income  . . . . . . . . . . . . . .   $ 5,420  $ 3,223  $14,930  $ 7,152
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------
Weighted-average shares outstanding . .    19,044   20,448   18,938   20,449
Dilutive stock options  . . . . . . . .     1,455    1,890    1,497    1,884
                                          -------  -------  -------  -------
  Total Weighted-Average Shares . . . .    20,499   22,338   20,435   22,333
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------
Primary Earnings Per Share  . . . . . .      $.26     $.14     $.73     $.32
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------
Fully-Diluted Earnings Per Share
  Calculation:

Net Income  . . . . . . . . . . . . . .    $5,420   $3,223  $14,930   $7,152
Adjustment for interest on Convertible
  Notes, net of income tax benefit;
  conversion assumed  . . . . . . . . .       384       --    1,152       --
                                          -------  -------  -------  -------
  Adjusted Net Income . . . . . . . . .    $5,804   $3,223  $16,082   $7,152
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------

Weighted-average shares outstanding . .    19,044   20,448   18,938   20,449
Dilutive stock options  . . . . . . . .     1,455    1,983    1,548    2,014
Shares issuable upon conversion of
  Convertible Notes; conversion
  assumed . . . . . . . . . . . . . . .     3,613       --    3,613       --
                                          -------  -------  -------  -------

    Total Weighted-Average Shares . . .    24,112   22,431   24,099   22,463
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------

Fully-Diluted Earnings Per Share  . . .      $.24     $.14     $.67     $.32
                                          -------  -------  -------  -------
                                          -------  -------  -------  -------

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


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1994           1993
                                                  -------------  ------------
Condensed Combined Summarized
  Financial Condition (100%)
    Assets   . . . . . . . . . . . . . . . . . .   $ 275,932      $ 422,338
    Liabilities. . . . . . . . . . . . . . . . .     260,312        398,048
                                                   ---------      ---------
    Net Assets . . . . . . . . . . . . . . . . .   $  15,620      $  24,290
                                                   ---------      ---------
                                                   ---------      ---------
MDC's Share of Net Assets (Net of
  Valuation Allowances of $4,088 and
  $5,718, respectively, at
  September 30, 1994 and December 31, 1993). . .   $   3,722      $   6,427
                                                   ---------      ---------
                                                   ---------      ---------



                                                          THREE MONTHS                    NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      1994           1993           1994           1993
                                                    --------       --------       --------       --------
Condensed Combined Operating
  Results (100%)
    Earnings before
      premium/discount
      amortization
        Interest and other
          revenues . . . . . . . . . . . . . . .    $  6,670       $ 11,558       $ 22,854       $ 40,220
        Interest and other
          expenses . . . . . . . . . . . . . . .       5,735          9,104         18,865         31,400
                                                    --------       --------       --------       --------
                                                         935          2,454          3,989          8,820
                                                    --------       --------       --------       --------
Premium/discount amortization. . . . . . . . . .      (1,393)        (3,564)        (7,249)       (15,610)
                                                    --------       --------       --------       --------
Net Loss (100%). . . . . . . . . . . . . . . . .    $   (458)      $ (1,110)      $ (3,260)      $ (6,790)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Equity in losses of Equity CMO
  Interests before valuation
  adjustments. . . . . . . . . . . . . . . . . .    $     --       $     --       $     --       $     --
Valuation adjustments. . . . . . . . . . . . . .          --           (500)            --         (3,100)
                                                    --------       --------       --------       --------
Equity in losses of Equity CMO
  Interests, net of valuation
  adjustments. . . . . . . . . . . . . . . . . .    $     --       $   (500)      $     --       $ (3,100)
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------



     MDC's share of net losses for the three and nine months ended September 30, 1994 was $229,000 and $1,630,000, respectively, and for the three and nine months ended September 30, 1993 was $555,000 and $3,395,000, respectively, all of which was charged against valuation allowances.

H.   INVESTMENT IN METROPOLITAN DISTRICT BONDS

     On August 4, 1994, Superior Metropolitan District No. 1 ("District No. 1") and Superior Metropolitan District No. 2 ("District No. 2") (collectively, the "Districts") issued $35,730,000 principal amount of bonds (the "Bonds"). The Districts were organized and are operated to provide, among other things, water and sanitary sewer services, street improvements and park and recreation facilities for inhabitants of a master-planned community located northwest of Denver (the "Project"). A significant portion of the Project served by the Districts is owned and is being developed by the Company. $16,395,000 of the proceeds of the Bond issuances were paid to the Company to redeem in full, at
par value, the Districts' outstanding bonds.     Additionally, proceeds totaling
approximately $11,000,000 were paid to the Company by District No. 1 to purchase certain interests in a water supply project (the "Water Project") and to reimburse the Company for prepaid water taps and for certain other funds previously advanced to District No. 1.

     In connection with the issuance of the Bonds, MDC has guaranteed payment of principal and interest on $27,500,000 principal amount of District No. 1 Bonds and has entered into certain agreements with District No. 1 to purchase certain water and sewer taps and pay certain storm drainage fees (collectively, the "Fees") in connection with the Company's home building operations within the Project. In connection with the guarantee, MDC was required to deposit $10,000,000 into a trust account. Of the funds in the trust account, $4,000,000 will be released upon the earlier of (i) the completion of the Water Project; or
(ii) the resolution (to the extent provided in the Indenture executed in connection with the issuance of the Bonds) of certain litigation seeking, among other things, to delay the Water Project's completion. The $6,000,000 balance will be released in $1,000,000 increments as certain levels of completed homes are achieved in the Project, provided that if the Water Project is not completed by January 1, 1997 or if the Water Project is enjoined and such injunction is not lifted, no withdrawals may occur. In addition, MDC has guaranteed payment of principal and interest on $2,580,000 principal amount of District No. 2 Bonds.

I.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Senior Notes are guaranteed unconditionally on an unsecured subordinated basis, jointly and severally (the "Guaranties"), by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture).

     In June 1994, MDC (Parent Company) exchanged three notes receivable from a Guarantor subsidiary with a carrying amount of $104,350,000 for a new note receivable from the same Guarantor subsidiary with a principal amount of $69,731,000. Because the exchange was between parties under common control, the difference between the principal amounts of the notes exchanged, net of income taxes, was recorded as an additional investment in the Guarantor subsidiary by the Parent and as additional paid-in-capital by the Guarantor subsidiary.

     Supplemental combining financial information follows.

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               SEPTEMBER 30, 1994
                                 (IN THOUSANDS)


                                                  UNCONSOLIDATED
                                         --------------------------------------
                                                                        NON-
                                                       GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
ASSETS                                        MDC   SUBSIDIARIES   SUBSIDIARIES      ENTRIES           MDC
                                         ---------   ------------   ------------    -----------   ------------

Corporate
  Cash and cash equivalents. . . . . . . $  30,180      $      --       $      4      $      --      $  30,184
  Investments and marketable
    securities, net. . . . . . . . . . .       885             --              4             --            889
  Investments in subsidiaries. . . . . .   248,527         25,469         17,435       (291,431)            --
  Advances and notes receivable -
    Parent and subsidiaries. . . . . . .   245,275             --         80,245       (325,520)            --
  Property and equipment, net. . . . . .    10,048             --             --             --         10,048
  Deferred income taxes. . . . . . . . .    11,498             --             --             --         11,498
  Deferred issue costs, net. . . . . . .    10,781             --             --             --         10,781
  Other assets, net. . . . . . . . . . .     2,554             --            180             --          2,734
                                         ---------      ---------      ---------      ---------      ---------
                                           559,748         25,469         97,868       (616,951)        66,134
                                         ---------      ---------      ---------      ---------      ---------
Home Building
  Cash and cash equivalents. . . . . . .         5          9,748            767             --         10,520
  Trade and other accounts
    receivable . . . . . . . . . . . . .        --         24,851            268         (8,079)        17,040
  Investments and marketable
    securities, net. . . . . . . . . . .    10,073             --             --             --         10,073
  Inventories, net
    Housing completed or under
      construction . . . . . . . . . . .        --        286,788         16,650             --        303,438
    Land and land under development. . .        --        147,152         34,809           (612)       181,349
  Prepaid expenses and other assets,
    net    . . . . . . . . . . . . . . .     3,382         35,392          4,758             --         43,532
                                         ---------      ---------      ---------      ---------      ---------
                                            13,460        503,931         57,252         (8,691)       565,952
                                         ---------      ---------      ---------      ---------      ---------
Mortgage Lending
  Cash and cash equivalents. . . . . . .        --             --          6,537             --          6,537
  Restricted cash. . . . . . . . . . . .        --             --          3,400             --          3,400
  Accrued interest and other assets,
    net    . . . . . . . . . . . . . . .        --             --          1,555             --          1,555
  Mortgage loans held in inventory,
    net    . . . . . . . . . . . . . . .        --             --         37,768             --         37,768
                                         ---------      ---------      ---------      ---------      ---------
                                                --             --         49,260             --         49,260
                                         ---------      ---------      ---------      ---------      ---------
Asset Management
  Cash and cash equivalents. . . . . . .        --             --            568             --            568
  Mortgage Collateral, net, and
    assets related to CMO bonds and
    related liabilities. . . . . . . . .        --             --         68,607             --         68,607
  Equity CMO Interests, net. . . . . . .        --             --          3,722             --          3,722
  Other loans and assets, net. . . . . .        --             --          2,874             --          2,874
                                         ---------      ---------      ---------      ---------      ---------
                                                --             --         75,771             --         75,771
                                         ---------      ---------      ---------      ---------      ---------
      Total Assets . . . . . . . . . . . $ 573,208      $ 529,400      $ 280,151      $(625,642)     $ 757,117
                                         ---------      ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------      ---------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               SEPTEMBER 30, 1994
                                 (IN THOUSANDS)

                                                                UNCONSOLIDATED
                                                    -------------------------------------
                                                                                  NON-
                                                                 GUARANTOR     GUARANTOR     ELIMINATING   CONSOLIDATED
LIABILITIES                                            MDC     SUBSIDIARIES   SUBSIDIARIES     ENTRIES           MDC
                                                   ---------   ------------   ------------   -------------  ------------
Corporate
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .         $31,380            $--           $304            $--        $31,684
  Advances and notes payable -
    Parent and subsidiaries. . . . . . . . .          96,513        191,031         57,063       (344,607)            --
  Income taxes payable . . . . . . . . . . .          20,188             --             --             --         20,188
  Notes payable. . . . . . . . . . . . . . .           3,593             --             --             --          3,593
  Senior Notes, net. . . . . . . . . . . . .         187,312             --             --             --        187,312
  Subordinated Notes, net. . . . . . . . . .          38,216             --             --             --         38,216
                                                   ---------      ---------      ---------      ---------      ---------
                                                     377,202        191,031         57,367       (344,607)       280,993
                                                   ---------      ---------      ---------      ---------      ---------
Home Building
  Accounts payable and accrued
    expenses   . . . . . . . . . . . . . . .           1,315         69,660          8,815            258         80,048
  Lines of credit. . . . . . . . . . . . . .              --         73,581             --             --         73,581
  Notes payable. . . . . . . . . . . . . . .           5,760         21,592         10,685             --         38,037
                                                   ---------      ---------      ---------      ---------      ---------
                                                       7,075        164,833         19,500            258        191,666
                                                   ---------      ---------      ---------      ---------      ---------
Mortgage Lending
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .              --             --         12,000         (8,079)         3,921
  Line of credit . . . . . . . . . . . . . .              --             --         24,999             --         24,999
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --         36,999         (8,079)        28,920
                                                   ---------      ---------      ---------      ---------      ---------
Asset Management
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .              --             --          1,174             --          1,174
  CMO bonds, net, and related
    liabilities, recourse solely to
    applicable subsidiary assets . . . . . .              --             --         65,405             --         65,405
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --         66,579             --         66,579
                                                   ---------      ---------      ---------      ---------      ---------
      Total Liabilities  . . . . . . . . . .         384,277        355,864        180,445       (352,428)       568,158
                                                   ---------      ---------      ---------      ---------      ---------
STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . .              --             --             10            (10)            --
  Common Stock . . . . . . . . . . . . . . .             225             18            124           (150)           217
  Additional paid-in capital . . . . . . . .         133,684        144,756        152,854       (297,604)       133,690
  Retained earnings. . . . . . . . . . . . .          70,727         28,762        (53,273)        24,541         70,757
  Less treasury stock. . . . . . . . . . . .         (15,705)            --             (9)             9        (15,705)
                                                   ---------      ---------      ---------      ---------      ---------
      Total Stockholders' Equity . . . . . .         188,931        173,536         99,706       (273,214)       188,959
                                                   ---------      ---------      ---------      ---------      ---------
      Total Liabilities and
        Stockholders' Equity . . . . . . . .        $573,208       $529,400       $280,151      $(625,642)      $757,117
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)


                                                                UNCONSOLIDATED
                                                   --------------------------------------
                                                                                  NON-
                                                                 GUARANTOR     GUARANTOR      ELIMINATING   CONSOLIDATED
ASSETS                                                 MDC     SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                   ---------   ------------   ------------    -----------   ------------
Corporate
  Cash and cash equivalents. . . . . . . . .         $42,443       $     --        $    --       $     --      $  42,443
  Investments and marketable
    securities, net. . . . . . . . . . . . .             761             --              4             --            765
  Investments in subsidiaries. . . . . . . .         191,462         23,009         15,030       (229,501)            --
  Advances receivable - Parent and
    subsidiaries . . . . . . . . . . . . . .         260,931             37         91,348       (352,316)            --
  Property and equipment, net. . . . . . . .          10,432             --             --             --         10,432
  Deferred income taxes. . . . . . . . . . .              --          8,100             --             --          8,100
  Deferred issue costs, net. . . . . . . . .          11,233             --             --             --         11,233
  Other assets, net. . . . . . . . . . . . .           2,715             --            485             --          3,200
                                                   ---------      ---------      ---------      ---------      ---------
                                                     519,977         31,146        106,867       (581,817)        76,173
                                                   ---------      ---------      ---------      ---------      ---------
Home Building
  Cash and cash equivalents. . . . . . . . .              --         17,792            687             --         18,479
  Trade and other accounts
    receivable . . . . . . . . . . . . . . .              41          9,059            213         (3,890)         5,423
  Investment in metropolitan
    district bonds . . . . . . . . . . . . .          11,400          2,395             --             --         13,795
  Inventories, net
    Housing completed or under
      construction . . . . . . . . . . . . .              --        187,796         13,227             --        201,023
    Land and land under development. . . . .          (1,530)       153,068         40,252          1,091        192,881
  Prepaid expenses and other assets,
    net    . . . . . . . . . . . . . . . . .           1,312         39,728          5,400          2,423         48,863
                                                   ---------      ---------      ---------      ---------      ---------
                                                      11,223        409,838         59,779           (376)       480,464
                                                   ---------      ---------      ---------      ---------      ---------
Mortgage Lending
  Cash and cash equivalents. . . . . . . . .              --             --          1,505             --          1,505
  Restricted cash. . . . . . . . . . . . . .              --             --          3,400             --          3,400
  Accrued interest and other assets,
    net    . . . . . . . . . . . . . . . . .              --             --          2,571             --          2,571
  Mortgage loans held in inventory,
    net    . . . . . . . . . . . . . . . . .              --             --         68,065             --         68,065
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --         75,541             --         75,541
                                                   ---------      ---------      ---------      ---------      ---------
Asset Management
  Cash and cash equivalents. . . . . . . . .              --             --            576             --            576
  Mortgage Collateral, net, and
    assets related to CMO bonds and
    related liabilities. . . . . . . . . . .              --             --        134,166             --        134,166
  Equity CMO Interests, net. . . . . . . . .              --             --          6,427             --          6,427
  Other loans and assets, net. . . . . . . .              --             --          3,519             --          3,519
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --        144,688             --        144,688
                                                   ---------      ---------      ---------      ---------      ---------
      Total Assets . . . . . . . . . . . . .        $531,200       $440,984       $386,875      $(582,193)      $776,866
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)



                                                                 UNCONSOLIDATED
                                                     ------------------------------------
                                                                                  NON-
                                                                 GUARANTOR     GUARANTOR     ELIMINATING   CONSOLIDATED
LIABILITIES                                            MDC     SUBSIDIARIES   SUBSIDIARIES      ENTRIES           MDC
                                                   ---------   ------------   ------------  -------------   ------------
Corporate
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .        $ 20,564       $    --       $     282       $     --      $  20,846
  Advances and notes payable -
    Parent and subsidiaries. . . . . . . . .          68,342        176,576        120,800       (365,718)            --
  Income taxes payable . . . . . . . . . . .          26,635          2,076             --             --         28,711
  Notes payable. . . . . . . . . . . . . . .           3,624             --             --             --          3,624
  Senior Notes, net. . . . . . . . . . . . .         187,199             --             --             --        187,199
  Subordinated Notes, net. . . . . . . . . .          38,213             --             --             --         38,213
                                                   ---------      ---------      ---------      ---------      ---------
                                                     344,577        178,652        121,082       (365,718)       278,593
                                                   ---------      ---------      ---------      ---------      ---------
Home Building
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .             864         62,768          6,800            309         70,741
  Lines of credit. . . . . . . . . . . . . .              --         24,645             --             --         24,645
  Notes payable. . . . . . . . . . . . . . .           9,905         40,548         12,042             --         62,495
                                                   ---------      ---------      ---------      ---------      ---------
                                                      10,769        127,961         18,842            309        157,881
                                                   ---------      ---------      ---------      ---------      ---------
Mortgage Lending
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .              --             --         12,375         (3,888)         8,487
  Line of credit . . . . . . . . . . . . . .              --             --         29,500             --         29,500
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --         41,875         (3,888)        37,987
                                                   ---------      ---------      ---------      ---------      ---------
Asset Management
  Accounts payable and accrued
    expenses . . . . . . . . . . . . . . . .              --             --          3,051             --          3,051
  CMO bonds, net, and related
    liabilities, recourse solely to
    applicable subsidiary assets . . . . . .              --             --        123,500             --        123,500
                                                   ---------      ---------      ---------      ---------      ---------
                                                          --             --        126,551             --        126,551
                                                   ---------      ---------      ---------      ---------      ---------
          Total Liabilities. . . . . . . . .         355,346        306,613        308,350       (369,297)       601,012
                                                   ---------      ---------      ---------      ---------      ---------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . .              --         20,475             10        (20,485)            --
  Common Stock . . . . . . . . . . . . . . .             209             19            124           (143)           209
  Additional paid-in capital . . . . . . . .         133,455         99,725        116,590       (216,315)       133,455
  Retained earnings. . . . . . . . . . . . .          57,879         14,152        (38,190)        24,038         57,879
  Less treasury stock. . . . . . . . . . . .         (15,689)            --             (9)             9        (15,689)
                                                   ---------      ---------      ---------      ---------      ---------
          Total Stockholders' Equity . . . .         175,854        134,371         78,525       (212,896)       175,854
                                                   ---------      ---------      ---------      ---------      ---------
          Total Liabilities and
           Stockholders' Equity  . . . . . .        $531,200       $440,984       $386,875      $(582,193)      $776,866
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------


                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                 UNCONSOLIDATED
                                              -----------------------------------------------
                                                                                     NON-
                                                               GUARANTOR           GUARANTOR             ELIMINATING   CONSOLIDATED
                                                   MDC        SUBSIDIARIES        SUBSIDIARIES              ENTRIES        MDC
                                              ---------       ------------        -------------         -------------  ------------
THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES:
  Home Building . . . . . . . . . . . .        $     78          $191,122               $18,027           $      (656)    $208,571
  Mortgage Lending  . . . . . . . . . .              --                --                 2,537                    --        2,537
  Asset Management  . . . . . . . . . .              --                --                 3,094                  (286)       2,808
  Corporate . . . . . . . . . . . . . .             330                --                     3                    --          333
  Equity in earnings of subsidiaries  .           9,925             1,978                    --               (11,903)          --
                                              ---------         ---------             ---------             ---------    ---------
      Total Revenues  . . . . . . . . .          10,333           193,100                23,661               (12,845)     214,249
                                              ---------         ---------             ---------             ---------    ---------
COSTS AND EXPENSES:
  Home Building . . . . . . . . . . . .             344           179,417                15,943                   (80)     195,624
  Mortgage Lending  . . . . . . . . . .              --                --                 1,964                    --        1,964
  Asset Management  . . . . . . . . . .              --                --                 2,069                    --        2,069
  Corporate general and administrative.           3,977                --                   183                    --        4,160
  Corporate and home building interest.          (2,515)            4,278                   894                  (752)       1,905
                                              ---------         ---------             ---------             ---------    ---------
      Total Expenses  . . . . . . . . .           1,806           183,695                21,053                  (832)     205,722
                                              ---------         ---------             ---------             ---------    ---------
Income before income taxes  . . . . . .           8,527             9,405                 2,608               (12,013)       8,527

Provision for income taxes  . . . . . .           3,107             3,664                   800                (4,464)       3,107
                                              ---------         ---------             ---------             ---------    ---------

NET INCOME  . . . . . . . . . . . . . .       $   5,420         $   5,741             $   1,808             $  (7,549)   $   5,420
                                              ---------         ---------             ---------             ---------    ---------
                                              ---------         ---------             ---------             ---------    ---------

THREE MONTHS ENDED SEPTEMBER 30, 1993

REVENUES:
  Home Building . . . . . . . . . . . .             $60          $172,659               $11,184               $(5,381)    $178,522
  Mortgage Lending  . . . . . . . . . .              --                --                 5,924                    --        5,924
  Asset Management  . . . . . . . . . .              --                --                 6,205                  (286)       5,919
  Corporate . . . . . . . . . . . . . .             503                --                   323                    --          826
  Equity in earnings of subsidiaries  .           8,106             1,368                    --                (9,474)          --
                                              ---------         ---------             ---------             ---------    ---------
      Total Revenues  . . . . . . . . .           8,669           174,027                23,636               (15,141)     191,191
                                              ---------         ---------             ---------             ---------    ---------

COSTS AND EXPENSES:
  Home Building . . . . . . . . . . . .            (488)          167,022                 9,820                (5,570)     170,784
  Mortgage Lending  . . . . . . . . . .              --                --                 3,375                    --        3,375
  Asset Management  . . . . . . . . . .              --                --                 5,153                    --        5,153
  Corporate general and administrative.
                                                  3,814                --                    29                   175        4,018
  Corporate and home building interest.
                                                    266             2,394                   844                  (720)       2,784
                                              ---------         ---------             ---------             ---------    ---------
      Total Expenses  . . . . . . . . .           3,592           169,416                19,221                (6,115)     186,114
                                              ---------         ---------             ---------             ---------    ---------

Income before income taxes  . . . . . .           5,077             4,611                 4,415                (9,026)       5,077
Provision for income taxes  . . . . . .           1,854             1,888                 1,528                (3,416)       1,854
                                              ---------         ---------             ---------             ---------    ---------
NET INCOME  . . . . . . . . . . . . . .       $   3,223         $   2,723             $   2,887             $  (5,610)   $   3,223
                                              ---------         ---------             ---------             ---------    ---------
                                              ---------         ---------             ---------             ---------    ---------



                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                 UNCONSOLIDATED
                                              -----------------------------------------------
                                                                                     NON-
                                                               GUARANTOR           GUARANTOR              ELIMINATING  CONSOLIDATED
                                                   MDC        SUBSIDIARIES        SUBSIDIARIES              ENTRIES        MDC
                                              ---------       ------------        -------------         -------------  ------------
NINE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES:
 Home Building . . . . . . . . . . . . .       $      78         $ 516,389               $43,119              $ (2,180)    $557,406
 Mortgage Lending  . . . . . . . . . . .              --                --                11,927                    --       11,927
 Asset Management  . . . . . . . . . . .              --                --                11,261                  (851)      10,410
 Corporate . . . . . . . . . . . . . . .             930                --                    40                    --          970
 Equity in earnings of subsidiaries  . .          29,697             4,490                    --               (34,187)          --
                                               ---------         ---------             ---------             ---------     --------
     Total Revenues  . . . . . . . . . .          30,705           520,879                66,347               (37,218)     580,713
                                               ---------         ---------             ---------             ---------     --------
COSTS AND EXPENSES:
 Home Building . . . . . . . . . . . . .           1,075           484,206                38,128                  (589)     522,820
 Mortgage Lending  . . . . . . . . . . .              --                --                 6,812                    --        6,812
 Asset Management  . . . . . . . . . . .              --                --                 7,866                    --        7,866
 Corporate general and administrative  .          11,825                --                   234                    --       12,059
 Corporate and home building interest  .          (6,439)           12,713                 2,871                (2,233)       6,912
                                               ---------         ---------             ---------             ---------     --------
     Total Expenses  . . . . . . . . . .           6,461           496,919                55,911                (2,822)     556,469
                                               ---------         ---------             ---------             ---------     --------
Income before income taxes  . . . . . .           24,244            23,960                10,436               (34,396)      24,244
Provision for income taxes  . . . . . .            9,314             9,353                 3,420               (12,773)       9,314
                                               ---------         ---------             ---------             ---------     --------
NET INCOME  . . . . . . . . . . . . . .          $14,930           $14,607                $7,016              $(21,623)     $14,930
                                               ---------         ---------             ---------             ---------     --------
                                               ---------         ---------             ---------             ---------     --------

NINE MONTHS ENDED SEPTEMBER 30, 1993

REVENUES:
 Home Building . . . . . . . . . . . . .        $    182         $ 405,313             $  27,997             $ (10,968)    $422,524
 Mortgage Lending  . . . . . . . . . . .              --                --                15,402                    --       15,402
 Asset Management  . . . . . . . . . . .              --                --                27,816                  (851)      26,965
 Corporate . . . . . . . . . . . . . . .           1,546                --                   279                    17        1,842
 Equity in earnings of subsidiaries  . .          19,349             3,917                    --               (23,266)          --
                                               ---------         ---------             ---------             ---------     --------
     Total Revenues  . . . . . . . . . .          21,077           409,230                71,494               (35,068)     466,733
                                               ---------         ---------             ---------             ---------     --------
COSTS AND EXPENSES:
 Home Building . . . . . . . . . . . . .          (1,520)          392,872                24,046                (8,298)     407,100
 Mortgage Lending  . . . . . . . . . . .              --                --                 9,081                    --        9,081
 Asset Management  . . . . . . . . . . .              --                --                19,848                    --       19,848
 Corporate general and administrative  .          10,967                --                    60                   374       11,401
 Corporate and home building interest  .             999             6,940                 2,935                (2,202)       8,672
                                               ---------         ---------             ---------             ---------     --------
     Total Expenses  . . . . . . . . . . . .      10,446           399,812                55,970               (10,126)     456,102
                                               ---------         ---------             ---------             ---------     --------
Income before income taxes  . . . . . .           10,631             9,418                15,524               (24,942)      10,631
Provision for income taxes  . . . . . .            3,479             3,688                 5,409                (9,097)       3,479
                                               ---------         ---------             ---------             ---------     --------
     NET INCOME  . . . . . . . . . . . .       $   7,152         $   5,730             $  10,115             $ (15,845)    $  7,152
                                               ---------         ---------             ---------             ---------     --------
                                               ---------         ---------             ---------             ---------     ---------


                        SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                               NINE MONTHS ENDED SEPTEMBER 30, 1994
                                        (In thousands)


                                                                                    NON-
                                                                  GUARANTOR     GUARANTOR     ELIMINATING   CONSOLIDATED
                                                        MDC    SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                   ---------   ------------   ------------     ----------    -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES . . . . . . . . . . .        $(13,313)      $(58,124)      $ 10,749       $ 12,740       $(47,948)
                                                   ---------       --------      ---------      ---------      ---------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and
      prepayments. . . . . . . . . . . . . .              --          1,093         31,231             --         32,324
    Sales  . . . . . . . . . . . . . . . . .              --             --         19,526             --         19,526
  Distributions of capital from
    Equity CMO Interests . . . . . . . . . .              --             --          2,705             --          2,705
  Redemption of metropolitan
    district bonds . . . . . . . . . . . . .          14,000          2,395             --             --         16,395
  Changes in investments and
    marketable securities, net . . . . . . .         (10,073)            --             --             --        (10,073)
  Changes in restricted cash, net. . . . . .              --             --         12,365             --         12,365
  Affiliate notes receivable . . . . . . . .          13,282             --          4,053        (17,335)            --
  Other, net . . . . . . . . . . . . . . . .            (189)          (309)          (246)            --           (744)
                                                   ---------       --------      ---------      ---------      ---------
Net Cash Provided By (Used In)
  Investing Activities . . . . . . . . . . .          17,020          3,179         69,634        (17,335)        72,498
                                                   ---------       --------      ---------      ---------      ---------

FINANCING ACTIVITIES:
  Net increase (reduction) in
    borrowings from Parent and
    subsidiaries . . . . . . . . . . . . . .         (11,146)        35,839        (11,923)       (12,770)            --

  CMO bonds - principal payments . . . . . .              --             --        (57,494)            --        (57,494)
  Lines of Credit
    Advances . . . . . . . . . . . . . . . .              --        448,337             --             --        448,337
    Principal payments . . . . . . . . . . .              --       (401,375)        (4,501)            --       (405,876)
  Notes payable
    Borrowings . . . . . . . . . . . . . . .              --         13,561             --             --         13,561
    Principal payments . . . . . . . . . . .          (4,176)       (32,126)        (1,357)            --        (37,659)
  Affiliate notes payable. . . . . . . . . .              --        (17,335)            --         17,335             --
  Dividend payments. . . . . . . . . . . . .            (790)            --             --             30           (760)
  Other, net . . . . . . . . . . . . . . . .             147             --             --             --            147
                                                   ---------       --------      ---------      ---------      ---------
Net Cash Provided By (Used In)
  Financing Activities . . . . . . . . . . .         (15,965)        46,901        (75,275)         4,595        (39,744)
                                                   ---------       --------      ---------      ---------      ---------
Net Increase (Decrease) In Cash And
  Cash Equivalents . . . . . . . . . . . . .         (12,258)        (8,044)         5,108             --        (15,194)

Cash And Cash Equivalents

  Beginning Of Period. . . . . . . . . . . .          42,443         17,792          2,768             --         63,003
                                                   ---------       --------      ---------      ---------      ---------
  End Of Period. . . . . . . . . . . . . . .       $  30,185       $  9,748      $   7,876      $      --      $  47,809
                                                   ---------       --------      ---------      ---------      ---------
                                                   ---------       --------      ---------      ---------      ---------

                         SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                              NINE MONTHS ENDED SEPTEMBER 30, 1993
                                       (In thousands)


                                                             UNCONSOLIDATED
                                                   ---------------------------------------
                                                                                    NON-
                                                                  GUARANTOR     GUARANTOR     ELIMINATING   CONSOLIDATED
                                                        MDC    SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                   ---------   ------------   ------------     ----------    -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES . . . . . . . . . . .       $   8,300       $(18,829)     $  (9,104)     $ (11,399)     $ (31,032)
                                                   ---------       --------      ---------      ---------      ---------
INVESTING ACTIVITIES:
  Mortgage Collateral
    Principal payments and
      prepayments. . . . . . . . . . . . . .              --          2,242         67,165             --         69,407
  Sales    . . . . . . . . . . . . . . . . .              --             --         30,403             --         30,403
  Distributions of capital from
    Equity CMO Interests . . . . . . . . . .              --             --          5,963             --          5,963
  CMO Bond principal payments. . . . . . . .              --             --          5,057             --          5,057
  Changes in investments and
    marketable securities, net . . . . . . .          12,000             --             --             --         12,000
  Changes in restricted cash, net. . . . . .              --             --         14,816             --         14,816
  Proceeds from affiliate debt
    maturity                                              --             20          1,750         (1,770)            --
  Affiliate notes receivable . . . . . . . .           1,353             --          2,693         (4,046)            --
  Other, net . . . . . . . . . . . . . . . .            (489)          (697)           209             --           (977)
                                                   ---------       --------      ---------      ---------      ---------
Net Cash Provided By (Used
  In) Investing Activities . . . . . . . . .          12,864          1,565        128,056         (5,816)       136,669
                                                   ---------       --------      ---------      ---------      ---------
FINANCING ACTIVITIES:
  Net increase (reduction) in
    borrowings from Parent and
    subsidiaries . . . . . . . . . . . . . .          (3,365)         9,261        (17,295)        11,399             --
  CMO bonds - principal payments . . . . . .              --             --       (102,731)            --       (102,731)
  Lines of Credit
    Advances . . . . . . . . . . . . . . . .           2,887        203,532          5,730             --        212,149
    Principal payments . . . . . . . . . . .          (4,921)      (196,255)        (2,278)            --       (203,454)
  Subordinated Note payments . . . . . . . .          (1,690)            --             --             --         (1,690)
  Notes payable
    Borrowings . . . . . . . . . . . . . . .              --         57,086          2,403             --         59,489
    Principal payments . . . . . . . . . . .          (4,970)       (57,575)        (3,970)            --        (66,515)
  Maturity of affiliate-owned debt . . . . .          (1,770)            --             --          1,770             --
  Affiliate notes payable. . . . . . . . . .              --         (4,046)            --          4,046             --
  Other, net . . . . . . . . . . . . . . . .             224             --             --             --            224
                                                   ---------       --------      ---------      ---------      ---------
Net Cash Provided By (Used In)
  Financing Activities . . . . . . . . . . .         (13,605)        12,003       (118,141)        17,215       (102,528)
                                                   ---------       --------      ---------      ---------      ---------
Net Increase (Decrease) In Cash And
  Cash Equivalents . . . . . . . . . . . . .           7,559         (5,261)           811             --          3,109

Cash And Cash Equivalents

  Beginning Of Period. . . . . . . . . . . .          35,993         22,502          2,533             --         61,028
                                                   ---------       --------      ---------      ---------      ---------
  End Of Period. . . . . . . . . . . . . . .       $  43,552       $ 17,241      $   3,344      $      --      $  64,137
                                                   ---------       --------      ---------      ---------      ---------
                                                   ---------       --------      ---------      ---------      ---------


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

     The Company's asset management operations (collectively, the "asset management segment") primarily enable MDC to (i) manage, by contract, the operations of two publicly-traded real estate investment trusts (each, a "REIT"); and (ii) own interests ("CMO Ownership Interests") in issuances of collateralized mortgage obligations ("CMO bonds").

                              RESULTS OF OPERATIONS

     The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).


                                                              Three Months                    Nine Months
                                                           Ended September 30,           Ended September 30,
                                                         -----------------------       -----------------------
                                                           1994           1993           1994           1993
                                                         --------       --------       --------       --------
Revenues . . . . . . . . . . . . . . . . . .             $214,249       $191,191       $580,713       $466,733

Income before income taxes . . . . . . . . .                8,527          5,077         24,244         10,631

Net Income . . . . . . . . . . . . . . . . .                5,420          3,223         14,930          7,152

Primary Earnings Per Share . . . . . . . . .                  .26            .14            .73            .32



     MDC's revenues increased during the three and nine months ended September 30, 1994 compared with the same periods in 1993 primarily as a result of 12% and 23% increases, respectively, in home closings and $9,400 and $13,400 increases, respectively, in the average selling price per housing unit. These increases partially were offset by reductions in revenues of the asset management segment of $3,111,000 and $16,555,000, respectively, principally due to prepayments on, and sales of, mortgage loans, including the mortgage loans underlying the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") mortgage pass-through certificates which are the collateral for the Company's CMO bonds

(mortgage loans and mortgage certificate collateral for CMO bonds hereafter are referred to as "Mortgage Collateral"). Principal payments and prepayments on, and sales of, Mortgage Collateral have reduced the amount of the Company's Mortgage Collateral and mortgage-related assets, the asset management segment's principal interest earning assets, by $206,860,000 from January 1, 1993 through September 30, 1994.

     The Company's net income increased for the three and nine months ended September 30, 1994 compared with the same periods in 1993 principally due to increased home building operating profit from (i) significantly higher home closings, primarily due to the opening of new subdivisions in each of the Company's markets; and (ii) higher Home Gross Margins (as hereafter defined). These increases partially were offset by (i) for the nine months ended September 30, 1994, lower operating profit from the asset management segment as operating income in the first nine months of 1993 was impacted positively by $6,227,000 in one-time gains resulting from sales of Mortgage Collateral, which partially was offset by $3,100,000 in valuation adjustments with respect to the Company's Equity CMO Interests (defined below) during the same period; and (ii) lower operating profit from the mortgage lending segment primarily due to losses from sales of mortgage loans in the three and nine months ended September 30, 1994 compared with substantial gains during the same periods in 1993.

IMPACT OF HOME MORTGAGE INTEREST RATES.

     Beginning in 1992 through October 1993, home mortgage interest rates declined to their lowest levels in 25 years to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 through October 1994, these interest rates have increased to as high as 9%.

     Increases in mortgage interest rates adversely affect the Company's home building and mortgage lending segments. Higher mortgage interest rates (i) may reduce the demand for homes and home mortgages; and (ii) generally will reduce home mortgage refinancing activity. With the recent increases in mortgage interest rates relative to levels in 1993, (i) the Company believes its sale of new homes and Home Gross Margins have been affected adversely and may be affected adversely in the future; and (ii) the Company's mortgage lending operations, consistent with the rest of the industry in general, have experienced a major decline in refinancing activity. These events have affected adversely the spot mortgage loan originations and the amount of mortgage loans purchased through correspondents by the Company's mortgage lending segment. The Company is unable to predict the extent to which current or future increases in mortgage interest rates will adversely affect the Company's operating activities and results of operations.

HOME BUILDING SEGMENT.

     The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).


                                                          Three Months                 Nine Months
                                                      Ended September 30,           Ended September 30,
                                                    -----------------------       ----------------------
                                                      1994           1993           1994           1993
                                                    --------       --------       --------       --------
Home sales revenues. . . . . . . . . . . . .        $207,098       $175,862       $548,711       $415,606
Average selling price per housing
  unit . . . . . . . . . . . . . . . . . . .           188.1          178.7          187.1          173.7

Home Gross Margins . . . . . . . . . . . . .           15.0%          14.0%          15.5%          14.3%

Homes - units
    Sales contracted, net
      Colorado . . . . . . . . . . . . . . .             340            416          1,531          1,488
      Mid-Atlantic . . . . . . . . . . . . .             211            230            897            945
      California . . . . . . . . . . . . . .             144             53            454            263
      Arizona. . . . . . . . . . . . . . . .             207            115            494            249
      Nevada . . . . . . . . . . . . . . . .              25             27             87            108
                                                    --------       --------       --------       --------

         Total . . . . . . . . . . . . . . .             927            841          3,463          3,053
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Closed and delivered
      Colorado . . . . . . . . . . . . . . .             510            453          1,375          1,235
      Mid-Atlantic . . . . . . . . . . . . .             251            290            757            655
      California . . . . . . . . . . . . . .             156            122            390            220
      Arizona. . . . . . . . . . . . . . . .             146             60            334            151
      Nevada . . . . . . . . . . . . . . . .              38             59             77            131
                                                    --------       --------       --------       --------

        Total. . . . . . . . . . . . . . . .           1,101            984          2,933          2,392
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


                                                     September 30,  December 31,   September 30,
                                                        1994           1993           1993
                                                     -------------- ------------   -------------
Backlog
     Units
      Colorado . . . . . . . . . . . . . . .             816            660            726
      Mid-Atlantic . . . . . . . . . . . . .             565            425            487
      California . . . . . . . . . . . . . .             162             98             91
      Arizona. . . . . . . . . . . . . . . .             307            147            146
      Nevada . . . . . . . . . . . . . . . .              37             27             37
                                                    --------        -------        -------
        Total. . . . . . . . . . . . . . . .           1,887          1,357          1,487
                                                    --------        -------        -------
                                                    --------        -------        -------

      Sales value. . . . . . . . . . . . . .      $  355,835     $  250,530     $  265,800
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------


     HOME SALES REVENUES AND HOMES CLOSED AND DELIVERED. Home sales revenues increased 18% and 32%, respectively, for the three and nine-month periods ended September 30, 1994 compared with the same periods in 1993 primarily as a result of (i) increases in home closings in Colorado due to strong market conditions which continued through the first half of 1994; (ii) significant increases in home closings in Arizona due to the large expansion of the Company's operations and continued strong demand for homes in the Tucson and Phoenix markets; (iii) significant increases in home closings in Southern California due to the Company's acquisition and opening of several new subdivisions in this market;
(iv) in the nine months ended September 30, 1994, significant increases in homes closed in the Company's Mid-Atlantic market due to expansion of the Company's operations in this market; and (v) an increase in the average selling price per housing unit. Partially offsetting the increase in the three-month period ended September 30, 1994 were decreased home closings in the Mid-Atlantic market primarily due to delays by third parties in delivering contracted finished lots in certain communities.

     AVERAGE SELLING PRICE PER HOUSING UNIT. The increase in the average selling price per housing unit for the three and nine months ended September 30, 1994 compared with the same periods in 1993 primarily was due to increases in average selling prices in all of the Company's markets except Northern California. The increases in selling prices were due principally to (i) the mix of homes closed; (ii) general price increases in most of the Company's markets to, among other things, offset increases in costs; and (iii) in certain markets, improved market conditions. These increases partially were offset by lower average selling prices in Northern California primarily due to the introduction of more affordable homes in response to consumer demand for lower-priced housing and softness in consumer demand for new homes.

     HOME GROSS MARGINS. Overall, gross profits (which have been reduced for, among other things, capitalized interest, a reserve for warranty expenses and financing costs) as a percent of home sales ("Home Gross Margins") increased substantially during the three and nine months ended September 30, 1994 compared with the same periods in 1993. The Company achieved higher Home Gross Margins in the three and nine months ended September 30, 1994 compared with the same periods in 1993 in its Colorado, Southern California and Arizona markets primarily due to improved market conditions. In its Mid-Atlantic market, the Company achieved higher Home Gross Margins in the nine months ended
September 30, 1994 and achieved approximately the same Home Gross Margins in the three months ended September 30, 1994 compared with the same period in 1993.
The increases partially were offset by lower Home Gross Margins in Northern California as the Company's profitability in this area continues to be affected adversely by softness in consumer demand for new homes. To a lesser extent, Home Gross Margins also were impacted negatively by builder competition and product shifts in Nevada.

     Increases in, among other things, the costs of subcontracted labor, finished lots and building materials, have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. In addition, increased home building activities in several of the Company's markets, particularly Colorado, the Mid-Atlantic area and Arizona, have caused shortages of subcontracted labor that have increased the period of time required for completing construction and delivery of homes. Longer delivery periods increase interest costs capitalized during the construction period, which have affected adversely, and may affect adversely in the future, Home Gross Margins.

     HOME SALES AND BACKLOG. Overall, year-to-date home sales for the nine months ended September 30, 1994 reached their highest level since 1988 and Backlog reached its highest third quarter-end level since 1986. "Sales contracted, net" increased 10% and 13%, respectively, during the three and nine months ended September 30, 1994 compared with the same periods in 1993. Backlog at September 30, 1994 increased 39% from December 31, 1993 and 27% from September 30, 1993.

     Sales increased in the three and nine months ended September 30, 1994 compared with the same periods in 1993 in (i) Arizona (increases of 80% and 98%, respectively) due to improved market conditions and an expansion of the Company's operations in the Phoenix and Tucson markets; and (ii) California (increases of 172% and 73%, respectively) due to an expansion of the Company's operations in Northern California and the Company's re-entry into the Southern California market on a selective basis which began in the second half of 1993 and has continued during 1994.

     While sales in Colorado increased by 24% in the first quarter of 1994 compared with the first quarter of 1993, sales declined in both the second and the third quarters of 1994 compared with the same periods in 1993 as, among other things, new competitors entered the market and mortgage rates increased which affected adversely the demand for homes. The overall Denver market also began to slow during the second quarter of 1994 which continued during the third quarter of 1994.

     In the Mid-Atlantic market, sales increased by 11% in the first quarter of 1994 compared with the same period in 1993 but declined in both the second and the third quarters of 1994 compared with the same periods in 1993. In northern Virginia, (which comprises approximately two-thirds of the Company's Mid-Atlantic operations), the Company had slight increases in sales in the three and nine months ended September 30, 1994. However, the overall market in northern Virginia remained flat in the first nine months of 1994 compared with 1993 and declined approximately 10% in the three months ended September 30, 1994 compared with the same period in 1993. The increase in the Company's sales in northern Virginia largely is attributable to increases in the number of active subdivisions in the first nine months of 1994 compared with the same period in 1993. Sales per active subdivision have slowed, however, consistent with the slowing in the northern Virginia market. In suburban Maryland, the Company experienced a decrease in sales of 40% and 23%, respectively, in the three and nine months ended September 30, 1994 compared with the same periods in 1993.
The Company's sales declines are due to, among other things, (i) delays by third parties in delivering contracted finished lots in certain communities; (ii) a change in available product which resulted in a temporary shift in mix from townhomes to single-family homes; and (iii) the overall sales decline in the suburban Maryland market which has decreased by approximately 17% and 23%, respectively, in the three and nine months ended September 30, 1994 compared with the same periods in 1993.

     MARKETING. Marketing expenses (which include, among other things, deferred marketing, model home expenses and sales commissions) totaled $11,373,000 and $31,300,000, respectively, during the three and nine months ended September 30, 1994 compared with $9,683,000 and $24,835,000, respectively, during the same periods in 1993. The 17% and 26% increases, respectively, during 1994 principally were due to the 18% and 32% increases, respectively, in home sales revenue and expanded operations in many of the regions in which the Company operates. As a result of these increased operations, significant additional marketing-related salary, sales commission and model home operation expenses were incurred. However, marketing expenses as a percentage of home sales revenues decreased slightly in the three and nine months ended September 30, 1994, compared with the same periods in 1993, primarily due to increased efficiencies in the Company's marketing activities relative to the level of expansion in its existing markets.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses totaled $6,863,000 and $20,579,000, respectively, during the three and nine months ended September 30, 1994 compared with $7,707,000 and $20,180,000, respectively, during the same periods in 1993. General and administrative expenses during the three and nine months ended September 30, 1993 were affected adversely by non-recurring charges totaling approximately $700,000 and $2,000,000, respectively. General and administrative expenses as a percentage of home sales revenues during the three and nine months ended September 30, 1994 decreased compared with the same periods in 1993 due to the Company's ability to build more homes without adding substantially to existing administrative staffing and overhead.

     LAND INVENTORY. Since 1988, MDC has implemented a program to reduce its inventory of land and land under development in order to, among other things, maximize and preserve liquidity and reduce the risks inherent in holding, at any point in time, substantially greater amounts of land than are necessary to meet the projected requirements of MDC's home building operations over the succeeding 24 months. As a result, MDC has reduced its land inventory from $411,460,000 at December 31, 1988 to $181,349,000 at September 30, 1994, while increasing significantly the number of lots it controls under rolling options. The Company continues to pursue opportunities to reduce its land inventories, particularly those acquired prior to 1991.

     The following table shows the total carrying value of the land and land under development owned by MDC in each of its home building markets at September 30, 1994, segregated by the years in which such property was acquired or optioned (in thousands).


Division                                1994           1993           1992           1991        Pre-1991         Total
- - --------                             --------       --------       --------       --------       ---------      --------
Colorado . . . . . . .. . . .        $  3,412       $  3,307       $  3,261       $  7,282       $ 73,507       $ 90,769
Mid-Atlantic . . . . . . .. .          10,651          4,229            284             --         14,479         29,643
California . . . . . . .. . .          18,990          8,080            630             --          4,582         32,282
Arizona . . . . .. . . . . .           15,545          3,023             --             --          5,299         23,867
Nevada . . . . . . .. . . . .              --          4,788             --             --             --          4,788
                                     --------       --------       --------       --------       --------       --------
Totals . . . . . . . . . . .           48,598         23,427          4,175          7,282         97,867       $181,349
                                     --------       --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------       --------


     Although the Company has been able to reduce significantly its inventory of land, the Company's net income and cash flow continue to be affected adversely by the carrying costs (e.g., property taxes and interest) associated with inactive land inventories, which were approximately 33% of the Company's total land and land under development at September 30, 1994. Carrying costs on inactive land inventories are expensed, not capitalized.

     The following table shows the total carrying value of the amounts of inactive land inventories included in the table above owned by MDC in each of its home building markets at September 30, 1994, segregated by the years each such property was acquired (in thousands).



DIVISION                          1992          1991      PRE-1991        TOTAL
- - --------                      --------      --------     ---------     --------
COLORADO . . . . . . . .      $  1,868      $  2,164     $  47,821     $ 51,853
MID-ATLANTIC . . . . . .            --             --        5,189        5,189
CALIFORNIA . . . . . . .            --             --        1,493        1,493
ARIZONA. . . . . . . . .            --             --          628          628
                              --------      ---------     --------     --------
TOTALS . . . . . . . . .      $  1,868      $   2,164     $ 55,131     $ 59,163
                              --------      ---------     --------     --------
                              --------      ---------     --------     --------

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

HomeAmerican is an FHA, VA, FNMA and FHLMC authorized mortgage loan originator. HomeAmerican also is an authorized loan servicer for FNMA, FHLMC and GNMA and, as such, is subject to the rules and regulations of such organizations. Through correspondents, HomeAmerican purchases loans. The origination fees are retained by the correspondents; HomeAmerican acquires the servicing rights.

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

The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).


                                                                         Three Months                    Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                    ----------------------       -----------------------
                                                                     1994            1993           1994           1993
                                                                    --------      --------       --------       --------
Gains from sales of mortgage
  servicing:
  Bulk . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   162       $  1,160       $  4,476       $  3,428
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            236            222            690            540
Net interest income. . . . . . . . . . . . . . . . . . . . .            727            865          1,937          2,332
Origination fees . . . . . . . . . . . . . . . . . . . . . .          1,110          1,728          3,491          4,370
Gains (losses) on sales of mortgage loans. . . . . . . . . .           (166)           990           (347)         2,344
Mortgage servicing and other
  income . . . . . . . . . . . . . . . . . . . . . . . . . .            470            477          1,432          1,146
General and administrative
  expenses . . . . . . . . . . . . . . . . . . . . . . . . .         (1,966)        (2,893)        (6,564)        (7,839)
                                                                   --------       --------       --------       --------

Operating profit . . . . . . . . . . . . . . . . . . . . . .       $    573       $  2,549       $  5,115       $  6,321
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

Principal amount of originations
  and purchases:
   Company home buyers . . . . . . . . . . . . . . . . . . .        $80,905        $91,921       $232,435       $219,796
   Spot. . . . . . . . . . . . . . . . . . . . . . . . . . .         11,259         61,934         59,668        182,785
   Correspondent . . . . . . . . . . . . . . . . . . . . . .         15,063         36,293         58,960        114,201
                                                                   --------       --------       --------       --------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $107,227       $190,148       $351,063       $516,782
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------

                                                                 September 30,   December 31,   September 30,
                                                                      1994           1993           1993
                                                                 -------------   ------------   -------------
Composition of Servicing Portfolio at
 End of Period:
  FHA insured/VA guaranteed. . . . . . . . . . . . . . . . .       $264,046       $373,716       $307,990
  Conventional . . . . . . . . . . . . . . . . . . . . . . .        306,860        279,615        316,080
                                                                   --------       --------       --------
      Total Servicing Portfolio. . . . . . . . . . . . . . .       $570,906       $653,331       $624,070
                                                                   --------       --------       --------
                                                                   --------       --------       --------

Portion of Servicing Portfolio
  Available for Sale . . . . . . . . . . . . . . . . . . . .       $502,783       $574,088       $427,426
                                                                   --------       --------       --------
                                                                   --------       --------       --------


HomeAmerican's loan originations decreased by 44% and 32%, respectively, for the three and nine-month periods ended September 30, 1994 compared with the same periods in 1993 primarily as a result of (i) lower spot originations and purchases of loans from correspondents primarily due to increased mortgage interest rates which resulted in lower mortgage loan refinancings; and (ii) in the three months ended September 30, 1994, lower originations for MDC home buyers. In the nine months ended September 30, 1994, the decreases partially were offset by higher originations for MDC home buyers, despite a lower percentage of mortgages originated for MDC home buyers in 1994 compared with the same period in 1993, principally due to increased closings by MDC's home building segment. HomeAmerican originated mortgages for 50% and 53%, respectively, of MDC's total homes closed during the three and nine months ended September 30, 1994, compared with 64% and 65%, respectively, during the same periods in 1993. The decline in the percentage of mortgages originated for MDC home buyers was the result of increased competition for mortgage loan originations.

HomeAmerican's operating profit of $573,000 during the three months ended September 30, 1994 was lower than the operating profit of $2,549,000 for the same period in 1993 principally due to (i) losses from sales of mortgage loans totaling $166,000 in the three months ended September 30, 1994 compared with gains totaling $990,000 in the same period in 1993; and (ii) lower gains from bulk sales of mortgage loan servicing. HomeAmerican's operating profit of $5,115,000 during the nine months ended September 30, 1994 was lower than the operating profit of $6,321,000 for the same period in 1993 principally due to losses from sales of mortgage loans totaling $347,000 in the nine months ended September 30, 1994 compared with gains from sales of mortgage loans totaling $2,344,000 in the nine months ended September 30, 1993, partially offset by higher gains from bulk sales of mortgage servicing. While loan origination fees were lower for the three and nine-month periods ended September 30, 1994 compared with the same periods in 1993, this reduction was offset by a decrease in general and administrative expenses as HomeAmerican has reduced its general and administrative costs in response to the decline in its mortgage lending operations.

No bulk mortgage loan sales of servicing were made during the three months ended September 30, 1994. During the nine months ended September 30, 1994, HomeAmerican sold in bulk mortgage loan servicing on approximately $349,237,000 of mortgage loans which resulted in pre-tax gains of $4,476,000. During the three and nine months ended September 30, 1993, HomeAmerican sold in bulk mortgage loan servicing on approximately $107,600,000 and $228,000,000, respectively, of mortgage loans which resulted in pre-tax gains of $1,160,000 and $2,537,000, respectively. Additionally, during the nine months ended September 30, 1993, $891,000 of income relating to a December 1992 bulk servicing sale was recognized as the related mortgage loans totaling approximately $59,600,000 were certified for sale in such period.

At September 30, 1994, approximately $502,783,000 of conforming mortgage loan (i.e., loans that meet the securitization standards of GNMA, FNMA or FHLMC) servicing was available for sale, which represents an 18% increase above the $427,426,000 in conforming mortgage loan servicing available for sale at September 30, 1993.

ASSET MANAGEMENT SEGMENT.

The following table summarizes the results of the asset management segment operations during each of the periods presented (in thousands).

                                                                      Three Months                  Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                  ------------------------      ------------------------
                                                                   1994           1993           1994           1993
                                                                  ---------      ---------      ---------      ---------
Management fees from Asset
   Investors and Commercial Assets . . . . . . . . . . . . .      $     591      $     487      $   1,929      $   1,725
Equity in losses of Equity CMO
  Interests, net of valuation
  adjustments. . . . . . . . . . . . . . . . . . . . . . . .             --           (500)            --         (3,100)
Gains (losses) on sales of
  Mortgage Collateral. . . . . . . . . . . . . . . . . . . .            (63)           245            295          6,227
Interest income from CMO Bond and
  other, net . . . . . . . . . . . . . . . . . . . . . . . .            497            820          1,171          3,116
                                                                  ---------      ---------      ---------      ---------

Operating profit . . . . . . . . . . . . . . . . . . . . . .      $   1,025      $   1,052      $   3,395      $   7,968
                                                                  ---------      ---------      ---------      ---------
                                                                  ---------      ---------      ---------      ---------


The decrease in the Company's asset management segment operating profit for the nine months ended September 30, 1994 compared with the same period in 1993 is due principally to lower gains on sales of Mortgage Collateral, partially offset by valuation adjustments recorded in 1993 related to the Equity CMO Interests (as hereafter defined) which were not required in 1994. Also in the nine months ended September 30, 1993, the Company earned $1,396,000 in interest on the CMO Bond (as hereafter defined). The CMO Bond was fully paid at December 31, 1993.

MANAGEMENT OF ASSET INVESTORS. The Company advises Asset Investors Corporation ("Asset Investors"), a New York Stock Exchange-listed REIT, on various facets of Asset Investors' business. Asset Investors generates substantially all of its income through a portfolio of CMO Ownership Interests in residential mortgage loan securitizations and unrated subordinated interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans.


MDC has a management agreement (the "Asset Investors Management Agreement") with Asset Investors which is currently in the process of being extended through 1994, subject to amendment of certain of the terms on a prospective basis. The current Asset Investors Management Agreement may be terminated by the Company or by Asset Investors with or without cause at any time upon 60 days' written notice. Pursuant to the Asset Investors Management Agreement, MDC receives compensation for CMO administration and other management services. MDC also is entitled to receive an incentive fee (the "Asset Investors Incentive Fee") which is based primarily on the level of Asset Investors dividend distributions.

The high level of prepayments on Asset Investors' portfolio of home mortgage-related assets in 1992 and 1993 affected adversely the CMO Ownership Interests owned by Asset Investors and its income, which reduced substantially, relative to prior years, the management fees earned by the Company from Asset Investors in 1993 and the first nine months of 1994. The Company earned $418,000 and $1,250,000, respectively, in management fees in the three and nine months ended September 30, 1994 compared with $487,000 and $1,725,000, respectively, in the same periods in 1993. No Asset Investors Incentive Fees were earned by the Company in the three and nine months ended September 30, 1994 or in the same periods in 1993.

MANAGEMENT OF COMMERCIAL ASSETS. In August 1993, Asset Investors formed Commercial Assets, Inc. ("Commercial Assets"), an American Stock Exchange-listed REIT, to acquire and manage a portfolio of ownership interests in commercial mortgage loan securitizations. In October 1993, Asset Investors distributed approximately 70% of the shares of Commercial Assets to its stockholders as a dividend.

MDC has a management agreement (the "Commercial Assets Management Agreement") with Commercial Assets through 1994. Pursuant to the Commercial Assets Management Agreement, MDC receives (i) compensation based on the level of Commercial Assets income, as determined under applicable provisions of the Internal Revenue Code of 1986, as amended; (ii) acquisition fees; (iii) administration fees; and (iv) fees for other management services. The Commercial Assets Management Agreement may be terminated by the Company or by Commercial Assets with or without cause at any time upon 60 days' written notice.

During the three and nine months ended September 30, 1994, MDC earned fees totaling $173,000 and $679,000, respectively, from Commercial Assets.

EQUITY CMO INTERESTS.  During the three and nine months ended
September 30, 1993, MDC recorded $500,000 and $3,100,000, respectively, in valuation adjustments related to its 49.999% ownership interest in seven CMO Ownership Interests (these seven interests are referred to herein as "Equity CMO Interests") related to permanent declines in the value of the undiscounted projected cash flow of such Equity CMO Interests resulting from higher actual and projected prepayments caused by low interest rates. During the three and nine months ended September 30, 1994, higher mortgage interest rates have slowed both the actual and expected prepayment speeds and, accordingly, no valuation adjustments were necessary.

If the Mortgage Collateral underlying the Equity CMO Interests prepays or is projected to prepay at higher than current expected rates and/or if short-term interest rates increase significantly from their present rates, the Company, in the future, may recognize additional valuation adjustments.

INVESTMENT IN A CMO BOND. On July 31, 1992, MDC purchased a $7,823,000 principal amount CMO bond (the "CMO Bond") for $7,367,000. For the three and nine months ended September 30, 1993, the CMO Bond earned interest totaling $302,000 and $1,396,000, respectively. The CMO Bond was fully paid at December 31, 1993.

SALES OF MORTGAGE-RELATED ASSETS. MDC completed various sales of mortgage-related assets which resulted in net losses totaling $63,000 and net gains totaling $295,000, respectively, for the three and nine months ended September 30, 1994 compared with net gains totaling $245,000 and $6,227,000, respectively, during the same periods in 1993.

GENERAL. The Company currently does not expect to acquire additional CMO Ownership Interests in the future except to the extent attractive opportunities may be identified. As a result, future income from the asset management segment primarily will be dependent on management fees.

OTHER OPERATING RESULTS.

CORPORATE AND HOME BUILDING INTEREST. Corporate and home building interest incurred increased by 39% and 40%, respectively, to $9,114,000 and $26,361,000, respectively, in the three and nine months ended September 30, 1994 compared with $6,535,000 and $18,821,000, respectively, during the same periods in 1993 due to (i) higher interest rates associated with the 11 1/8% Senior Notes due 2003 compared with the debt outstanding for the three and nine months ended September 30, 1993; and (ii) higher levels of borrowings resulting from the Company's expanded home building operations. The portion of this corporate and home building interest capitalized (the Company capitalizes interest on its home building inventories during the period of active development and through the completion of construction) during the three and nine months ended
September 30, 1994 totaled $7,209,000 and $19,449,000, respectively, compared with $3,751,000 and $10,149,000, respectively, during the same periods in 1993. The increase in interest capitalized for the three and nine months ended September 30, 1994 was due primarily to (i) increased levels of active home building inventories resulting from expanded operations; (ii) higher capitalization rates related to the higher average effective interest rates on applicable debt, particularly with respect to Colorado; and (iii) the extended period of time for completing homes under construction in certain of the Company's markets, which increased the period of time over which interest on related construction and land costs is capitalized. The corporate and home building interest incurred which was not capitalized was reflected as interest expense and totaled $1,905,000 and $6,912,000, respectively, for the three and nine months ended September 30, 1994 compared with $2,784,000 and $8,672,000, respectively, for the same periods in 1993. For a reconciliation of interest incurred, capitalized, expensed and previously capitalized included in cost of sales, see Note E to the Company's Condensed Consolidated Financial Statements.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totaled $4,160,000 and $12,059,000, respectively, during the three and nine months ended September 30, 1994 compared with $4,018,000 and $11,401,000, respectively, during the same periods in 1993. The increase in the first nine months of 1994 primarily was due to an increase in employee compensation, professional fees and insurance expense resulting from the Company's expanded operations.

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

MDC's overall effective income tax rate during the three and nine-month periods ended September 30, 1994 was 36% and 38%, respectively, compared with 37% and 33%, respectively, during the same periods in 1993. The effective income tax rates differed from the 35% federal statutory rate primarily due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments to prior years' income taxes. The Company has recorded a net deferred income tax asset of $11,498,000, net of a valuation allowance of $3,000,000, at September 30, 1994. The valuation allowance has been provided to offset the related deferred income tax assets due to the uncertainty of realizing the benefit of future tax deductions.

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

CONSOLIDATED CASH FLOW.

For the nine months ended September 30, 1994, MDC used $15,194,000 in cash. At September 30, 1994, the Company had $47,809,000 available in cash and cash equivalents.

MDC's Operating Activities during the first nine months of 1994 used net cash of $47,948,000 compared with net cash used of $31,032,000 during the same period in 1993. The net cash used in Operating Activities during the first nine months of 1994 principally was due to increases in home building inventories as a result of significantly increased levels of home building activity, partially offset by a reduction in mortgage loans held in inventory. The net cash used by Operating Activities during the first nine months of 1993 principally was due to increases in mortgage loans held in inventory and housing inventories resulting from increased mortgage lending and home building activities in such period.

As the Company has expanded and continues to expand its home building operations (which involves primarily land purchases and increased sales and Backlog, which increase housing inventories), the resulting effect has been and will be the net use of cash in Operating Activities to the extent that the cash required for expansion exceeds net income. Because the Company intends to continue aggressively to expand the home building segment in the near future, cash flows from Operating Activities likely will continue to be negative. The Company generally funds these negative cash flows through increased bank lines of credit and other financing and through net cash inflows from the asset management segment.

Net cash provided by Investing Activities during the first nine months of 1994 and 1993 totaled $72,498,000 and $136,669,000, respectively, and primarily was generated by (i) principal payments and prepayments on, and sales of, Mortgage Collateral; (ii) in 1994, the redemption of metropolitan district bonds which was partially offset by the deposit of $10,000,000 into a trust account required in connection with a guarantee of certain new bonds issued by certain metropolitan districts (see Note H to the Company's Condensed

Consolidated Financial Statements); and (iii) in 1993, sales of marketable preferred shares used by the Company in its cash management activities. A substantial portion of the cash flow generated by these reductions was used to make required principal payments on the CMO bonds collateralized by these assets, which principally resulted in the net use of cash in Financing Activities in the first nine months of 1994 and 1993 of $39,744,000 and $102,528,000, respectively. Also increasing this use of cash for the nine months ended September 30, 1994 were net payments of $24,098,000 on notes payable as the Company has begun shifting away from higher-cost project loans and other notes payable to the use of its increased lines of credit to finance a larger portion of its expanding home building operations. In the first nine months of 1994 and 1993, cash used in Financing Activities was decreased by net advances under its lines of credit totaling $42,461,000 and $8,695,000, respectively, and in the first nine months of 1993 was increased by net borrowings on notes payable totaling $7,026,000. The resulting net increases in debt were necessary to finance the substantial increases in home building activities in the first nine months of both 1994 and 1993 and, in the first nine months of 1993, to finance the substantial increase in mortgage lending activities.

LINES OF CREDIT AND NOTES PAYABLE.

HOME BUILDING. The aggregate amount of MDC's home building bank lines of credit at September 30, 1994 was $138,000,000 compared with $45,000,000 at September 30, 1993. Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At September 30, 1994, $73,581,000 was borrowed and an additional $37,457,000 was collateralized and available to be borrowed under the bank lines of credit.

In August 1994, MDC consummated a $35,000,000 line of credit (the "$35,000,000 Line") with a bank. The $35,000,000 Line is available for acquisition and development of land and for the construction of homes. The term of the line of credit agreement is 24 months with a 24-month term-out period.

A bank has advised the Company that it will replace an existing $15,000,000 line of credit of an affiliated bank with a new $30,000,000 line of credit. The Company would be required to pay any amounts outstanding under the replaced line with proceeds from this new line of credit. Such amounts totaled $5,489,000 at September 30, 1994. The Company believes this new line of credit will be consummated; however, there can be no assurance that this new line of credit will be consummated or, if consummated, at what levels or terms.

Additionally, another bank has advised the Company that it will expand an existing $13,000,000 line of credit with an amended $28,000,000 credit facility. The Company believes that it will be successful in amending this credit facility;

however, there can be no assurance that this credit facility will be amended or, if amended, at what levels or terms.

As discussed above, the Company, during 1993 and the first nine months of 1994, significantly expanded its home building operations and is planning to continue to expand its home building activities during the remainder of 1994 and in 1995 depending on economic conditions and the availability of attractive business opportunities. The Company intends to finance this expansion primarily with increased bank lines of credit and through internal sources. However, when necessary, as has been the case in prior years, MDC may replace or supplement its bank lines of credit with secured project financing. The cost of secured project financing generally is higher than the cost of the Company's bank lines of credit.

MORTGAGE LENDING. In August 1994, the aggregate amount available under MDC's mortgage lending bank line of credit (the "Mortgage Line") was reduced from $75,000,000 to $51,000,000 due to the lower level of mortgage lending activity, and to, among other things, lower its related cost. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At September 30, 1994, $24,999,000 was borrowed and an additional $5,812,000 was collateralized and available to be borrowed under the Mortgage Line.

To provide funds for mortgage loan financing for MDC's home buyers and others on a spot basis, HomeAmerican utilizes its Mortgage Line to finance these mortgage loans on a short-term basis. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis and pursuant to mortgage loan sale commitments. During the nine months ended September 30, 1994 and 1993, HomeAmerican sold $382,327,000 and $497,903,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

GENERAL. The Company's lines of credit and notes payable contain certain covenants, representations and warranties. Currently, the Company is in compliance with these covenants, representations and warranties.

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

ASSET MANAGEMENT SEGMENT ASSETS AND LIABILITIES.

Throughout 1993 and the first nine months of 1994, the asset management segment continued to experience a net liquidation of assets and related reduction of liabilities. Mortgage Collateral, net, and related assets, have declined from $275,467,000 at January 1, 1993 to $134,166,000 at December 31, 1993 and to
$68,607,000 at September 30, 1994. The proceeds from these reductions were used primarily to reduce the related CMO bonds, net, and related liabilities from $256,347,000 at January 1, 1993 to $123,500,000 at December 31, 1993 and to
$65,405,000 at September 30, 1994. These asset and liability reductions substantially were the result of (i) the high rate of prepayments on the Mortgage Collateral; and (ii) sales of Mortgage Collateral and related assets and related redemptions of CMO bonds. The Company's Mortgage Collateral and related CMO bonds will continue to decrease as payments and prepayments are received or Mortgage Collateral is sold.

The Company's Equity CMO Interests also have declined from $16,930,000 at January 1, 1993 to $6,427,000 at December 31, 1993 and to $3,722,000 at
September 30, 1994 due to the receipt of distributions of capital and, in 1993, valuation adjustments.

MATERIAL CHANGES IN OTHER ASSETS AND LIABILITIES.

HOME BUILDING RECEIVABLES. Home building receivables consist principally of receivables from home sales (representing the proceeds from home closings not yet disbursed by unrelated settlement agents), which usually are collected within seven days after the sale is closed, and certain other receivables. Such receivables totaled $17,040,000 at September 30, 1994 compared with $5,423,000 at December 31, 1993. The increase at September 30, 1994 is due to increased closings and the timing of such closings.

HOUSING COMPLETED OR UNDER CONSTRUCTION. Housing completed or under construction increased to $303,438,000 at September 30, 1994 compared with $201,023,000 at December 31, 1993 principally due to an increase in Backlog and spec homes under construction.

LAND AND LAND UNDER DEVELOPMENT. Land and land under development totaled $181,349,000 at September 30, 1994 compared with $192,881,000 at December 31,
1993. The net decline in land inventories is due principally to (i) increased home construction activity; (ii) the continued use of "rolling" options, with periodic takedowns of lots, to acquire new land inventories for use in the Company's home building activities; and (iii) sales and other dispositions of land.

Based upon its current business plan, MDC anticipates the acquisition, during the balance of 1994, of various parcels of finished lots and partially-developed land for use in its future home building operations. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to rolling options entered into in prior periods and under new rolling option agreements. The use of rolling options lessens the Company's risk and improves liquidity.

MORTGAGE LOANS HELD IN INVENTORY. Mortgage loans held in inventory decreased to $37,768,000 at September 30, 1994 compared with $68,065,000 at December 31, 1993, due to the decreased mortgage loan originations in the third quarter of 1994 compared with the fourth quarter of 1993.

                                      OTHER

1994 RICHMOND COMMON STOCK ACQUISITION. In December 1993, the Company sold $190,000,000 principal amount of Senior Notes and $28,000,000 principal amount
of Convertible Subordinated Notes (the "1993 Offering").   Based on advice of
the Company's financial advisor, the Company believes that the success of the 1993 Offering was dependent on MDC's ability to acquire the 54.9% of the common stock of Richmond Homes (the "Richmond Common Stock") that it did not own. A portion of the net proceeds of the 1993 Offering was used to acquire 19.9% of the Richmond Common Stock from an unrelated institutional investor.

In connection with an agreement entered into as part of the 1993 Offering and in furtherance of the Company's desire to own all of the outstanding shares of Richmond Common Stock, in December 1993, a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to purchase the shares of Richmond Common Stock owned by them for a purchase price of up to $3,500,000 in the aggregate. The purchase price for the Richmond Common Stock was to be paid in shares of MDC common stock (the "MDC Common Stock") valued at $5.75 per share, which was the closing price of the MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise valuation of Richmond Homes. In February 1994, based on the results of the valuation, the maximum of $3,500,000 was paid by issuing an aggregate of 608,695 shares of MDC Common Stock to Messrs. Mizel and Mandarich.

The Company believes that increasing to 100% its ownership of Richmond Homes (which, among other things, generated 46% of MDC's revenues on a consolidated basis in 1993) has increased MDC's financial flexibility and has simplified MDC's corporate structure.

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

OTHER.

On October 12, 1994, a complaint was served on the Company's Colorado home building subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado. The complaint alleges, among other things, that as a result of expansive soils, the homeowners incurred unspecified damages and seeks certification of a class action. The Company presently is analyzing the complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

No matters were submitted to stockholders during the third quarter of 1994.

                                       -40

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit:

                    10.1 Guaranty Agreement between M.D.C. Holdings as guarantor and Bank One, Denver, N.A., not in its individual capacity but solely as Trustee, dated as of June 1, 1994.

                    10.2 Guaranty Agreement between M.D.C. Holdings, Inc. as guarantor and Bank One, Denver, N.A., not in its individual capacity but solely as Trustee, under that Indenture of Trust, dated as of June 1, 1994.

                      15 Letter regarding unaudited interim financial information.

                      27  Financial Data Schedule

                      28 Form of Independent Accountants' Review Report dated November 1, 1994.

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

Date:  November 14, 1994                     M.D.C. HOLDINGS, INC.
                                             (Registrant)



                                             By:  /s/ Paris G. Reece III
                                                  ----------------------
                                                  Paris G. Reece III,
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description                                            Page #
- - -----------    -----------                                            ------
10.1           Guaranty Agreement between M.D.C. Holdings as
               guarantor and Bank One, Denver, N.A., not in its
               individual capacity but solely as Trustee, dated as
               of June 1, 1994.                                            43

10.2           Guaranty Agreement between M.D.C. Holdings, Inc.
               as guarantor and Bank One, Denver, N.A., not in
               its individual capacity but solely as Trustee, under
               that Indenture of Trust, dated as of June 1, 1994.          __

15             Letter regarding unaudited interim financial information.   __

27             Financial Data Schedule                                     __

28             Form of Independent Accountants' Review Report dated
               November 1, 1994.                                           __