Form 10-K405
MDC HOLDINGS INC
filed 1995-03-27
CIK 773141

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                               __________________

                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
     1934 (NO FEE REQUIRED)

              For the Transition period from _________ to _________

                          Commission file number 1-8951
                            _________________________

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


Securities registered pursuant to Section 12(b) of the Act:

               COMMON STOCK,                 NEW YORK STOCK EXCHANGE, INC.
               $.01 PAR VALUE                  THE PACIFIC STOCK EXCHANGE
            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                      REGISTERED

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

     As of March 6, 1995, 19,280,827 shares of M.D.C. Holdings, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $74,810,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K is incorporated by reference from the Registrant's 1995 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.
                                                                            ----
ITEMS  1.
 AND  2.  BUSINESS AND PROPERTIES. . . . . . . . . . . . . . . . . . .
          (a) General Development of Business. . . . . . . . . . . . .         1
          (b) Financial Information About Industry Segments. . . . . .         2
          (c) Narrative Description of Business. . . . . . . . . . . .         2

ITEM  3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .        11

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .        12

ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS    12

ITEM  6.  SELECTED FINANCIAL AND OTHER DATA. . . . . . . . . . . . . .        13

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .        15

ITEM  8.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .       F-1

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . .        36

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . .        36

ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .        36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . .        36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .        36

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . .        37


                                       (i)

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

     (a) GENERAL DEVELOPMENT OF BUSINESS

   OVERVIEW.

     M.D.C. Holdings, Inc. (the "Company" or "MDC", which, unless otherwise indicated, refers to M.D.C. Holdings, Inc., a Delaware corporation originally incorporated in Colorado in 1972, and its subsidiaries) is a national home builder with operations in (i) metropolitan Denver and Colorado Springs, Colorado (collectively, "Colorado"); (ii) northern Virginia and suburban Maryland (collectively, "Mid-Atlantic"); (iii) Northern and Southern California (collectively, "California"); (iv) Phoenix and Tucson, Arizona (collectively, "Arizona"); and (v) Las Vegas, Nevada ("Nevada").

     In its home building operations, the Company is engaged in the construction and sale of residential housing (collectively, the "home building segment"). In its mortgage origination, purchase and sale activities (collectively, the "mortgage lending segment") HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans to the Company's home buyers and to others.

     In its asset management operations (collectively, the "asset management segment"), Financial Asset Management Corporation (an indirect, wholly owned subsidiary of M.D.C. Holdings, Inc., "FAMC") manages, by contract, the operations of two publicly-traded real estate investment trusts (each, a "REIT").

     1994 RICHMOND COMMON STOCK ACQUISITION.

     In December 1993, the Company completed an offering (the "1993 Offering") of $190,000,000 principal amount of 11 1/8% Senior Notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% Convertible Subordinated Notes due 2005 (the "Convertible Subordinated Notes"). Based on, among other things, advice of the Company's financial advisor, the Company believed the success of the 1993 Offering was dependent on MDC's ability to acquire the 54.9% of the common stock of Richmond Homes, Inc. I (the "Richmond Common Stock") that it did not own. Richmond Homes, Inc. I and its subsidiaries (collectively, "Richmond Homes") conduct the Company's Colorado home building operations. A portion of the net proceeds of the 1993 Offering was used to acquire 19.9% of the Richmond Common Stock from an unaffiliated liquidating trust.

     In connection with an agreement entered into as part of the 1993 Offering and in furtherance of the Company's desire to own all of the outstanding Richmond Common Stock, in December 1993, a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Larry A. Mizel (Chairman of the Board and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President - Real Estate, Co-Chief Operating Officer and a director of the Company) to acquire the shares of Richmond Common Stock owned by them (a total of 35% of the Richmond Common Stock) in exchange for MDC Common Stock with a value of up to $3,500,000 in the aggregate. For purposes of the exchange, the shares of MDC Common Stock were valued at $5.75 per share, the closing price of MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise valuation of Richmond Homes. In February 1994, based on the results of the valuation, the maximum value of $3,500,000 of MDC Common Stock (an aggregate of 608,695 shares) was issued to Messrs. Mizel and Mandarich in exchange for their shares of Richmond Homes Common Stock. As of February 2, 1994, MDC owns 100% of the equity of Richmond Homes.

     The Company believes increasing to 100% its ownership of Richmond Homes (which, among other things, generated 46% of MDC's revenues on a consolidated basis in 1993) increased MDC's financial flexibility and simplified its corporate structure.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Notes A and B to the Consolidated Financial Statements for information regarding the Company's business segments for each of the three years ended December 31, 1994, 1993 and 1992.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

     HOME BUILDING SEGMENT.

     GENERAL. In its home building segment, the Company (i) principally acquires finished lots and, to a lesser extent, acquires land and develops it for use in its home building activities; and (ii) designs, constructs and sells single-family residential homes.

     The Company is the seventh largest publicly-traded home builder in the United States. In addition, the Company is the largest home builder in Colorado, ranks among the top five home builders in its Mid-Atlantic and Sacramento, California markets and ranks among the top ten home builders in Tucson, Arizona.

     In its home building segment, the Company's strategy is to create value by building quality homes at affordable prices. The Company, as the general contractor, supervises the development and construction of all of its projects and employs subcontractors for site development and home construction. The Company primarily builds single-family detached homes generally for the first-time and move-up buyer. The Company has not built condominiums for over 15 years. Homes are constructed according to basic designs based on customer preferences in the location in which they are built.

     Homes are built and sold by the Company's subsidiaries using the names "Richmond American Homes" and "Richmond Homes". The base price for homes sold by the Company generally ranges from approximately $90,000 to $400,000, although the Company builds homes in certain of its markets with prices as high as $700,000. Sales prices averaged $186,800 for the year ended December 31, 1994.

     Both the national and regional housing markets are cyclical and are sensitive to many economic conditions, particularly the strength or weakness of local economies, changes in interest rates, the number of qualified home purchasers in the market and the ability of these purchasers to resell their existing homes.

     Other factors affecting the demand for housing include changes in costs associated with home ownership, such as property taxes and energy costs, demographic trends and the availability of federally-sponsored and other mortgage loan financing programs.

     HOUSING. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Substantially all of the Company's homes are detached except in its Mid-Atlantic market. In its Mid-Atlantic market, an area where historically approximately 50% of all new construction is attached housing, MDC sells a significant number of townhomes in addition to detached homes. Additionally, MDC builds a limited number of attached homes in Colorado.

     Within each basic series of homes, MDC builds numerous models, each with different floor plans, elevations and standard and optional features. The differences in the sales prices of similar models in any series depend primarily upon location and product specifications. The series of homes selected to be offered at a location is based on customer preference and the area's demographics.

     LAND ACQUISITION AND DEVELOPMENT. MDC purchases platted, raw and finished lots from others. A significant portion of the lots purchased are finished lots which require minimal additional development prior to the construction of homes. During 1994, MDC acquired 3,459 finished or substantially finished lots and 821 unfinished lots for development. In making land purchases, MDC considers a number of factors, including population and employment growth patterns, proximity to developed areas, estimated costs of development, demographic trends and the availability, on acceptable terms, of financing for the acquisition and development of land and the construction of homes. MDC acquires finished building sites and land for development only in areas which will have, among other things, the availability of building permits and utilities and the zoning of land is suitable for its intended use.

     Currently, MDC purchases a portion of the land it will require in future periods utilizing "rolling" options. Generally, in a rolling option contract, the Company is able to obtain the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the required number of lots within a specified period of time (generally, 10 to 20 lots per calendar quarter), the option agreement limits the Company's loss to the option deposit. This limits the Company's risk while preserving its liquidity. At December 31, 1994, the Company had $6,833,000 in option deposits which enabled it to control a total of 8,196 lots.

     The land not optioned is financed primarily with bank lines of credit, internally-generated funds and, to a lesser extent, promissory notes and project loans.

     MDC owns various developed and undeveloped parcels of real estate in certain of its markets. MDC intends to develop most of its undeveloped lots into finished lots. Substantially all of MDC's land is "cured" (i.e., building permits and utilities are available and zoning is suitable for its current intended use). These developed lots will then be used in its home building activities or will be sold to others. A number of the undeveloped lots also may be sold to others in their present state.


     The table below shows the number of home sites owned and under option in each of the Company's home building markets (including undeveloped land based on the number of acres multiplied by the number of home sites permitted per acre according to allowable zoning and the Company's current development plans).

                                                        DECEMBER 31,
                                             ----------------------------------
                                              1994         1993        1992
                                             ------       ------      ------
     Home sites owned
      Colorado . . . . . . . . . . . . . .   11,299       13,111      14,037
      Mid-Atlantic. . . . . . . . . . . .       675          771       1,057
      California. . . . . . . . . . . . .       886          835         546
      Arizona . . . . . . . . . . . . . .     1,400        1,330       1,359
      Nevada. . . . . . . . . . . . . . .       248          206          97
                                             ------       ------      ------
        Total. . . . . . . . . . . . . ..    14,508       16,253      17,096
                                             ------       ------      ------
                                             ------       ------      ------

     Home sites under option
      Colorado . . . . . . . . . . . . . .    4,250        4,921       1,924
      Mid-Atlantic . . . . . . . . . . . .    3,092        2,480       1,038
      California . . . . . . . . . . . . .      110          325         172
      Arizona. . . . . . . . . . . . . . .      744          499         243
      Nevada . . . . . . . . . . . . . . .       --          135          --
                                             ------       ------      ------

        Total. . . . . . . . . . . . . . .    8,196        8,360       3,377
                                             ------       ------      ------
                                             ------       ------      ------

     The Company owns a number of lots which are currently inactive, substantially all of which are unfinished. The table below shows the number of inactive lots included in the table above owned by MDC at December 31, 1994, segregated by the period such properties were acquired.

     DIVISION                1992     1991     PRE-1991     TOTAL
     --------               ------   ------    --------     ------
     Colorado. . . . . .       266      74       9,304       9,644
     California. . . . .        --      --         195         195
     Arizona . . . . . .        --      --         293         293
                            ------   -----     -------      ------
       Totals. . . . . .       266      74       9,792      10,132
                            ------   -----     -------      ------
                            ------   -----     -------      ------

     RAW MATERIALS. Generally, all of the raw materials and most of the components used in MDC's business readily are available in the United States, and most are standard items carried by major suppliers. Shortages in lumber supplies due to increased home building activity throughout the nation and to logging limits imposed by environmental protection laws (i) have increased significantly the cost of lumber, which has resulted, and could result in the future, in reduced profits from home sales; and (ii) has led, and could lead in the future, to delays in the delivery of homes under construction. The Company generally takes orders only for homes that already are under construction or for which the Company can contract for materials and labor at a fixed price during the anticipated construction period. This allows the Company to minimize the risks associated with increases in material and labor costs between the time a home is under construction and the time it is closed and delivered. Although the Company did not experience any significant shortages in the availability of other raw materials or labor in 1994, the Company could experience shortages and delays in the future which could result in delays in the delivery of homes under construction.


     SEASONAL NATURE OF BUSINESS. MDC's business is seasonal to the extent that its Colorado and Mid-Atlantic operations encounter weather-related slowdowns during the winter months, and its California operations are affected by heavy seasonal rains. Delays in development and construction activities resulting from these adverse weather conditions increase the Company's risk of cost increases in, among other things, materials and labor for the Company's projects in the affected areas. During each of the three years ended December 31, 1994, approximately 33% of the total homes sold and approximately 20% of the total homes closed by the Company occurred in the first three months of the year.

     WORKING CAPITAL ITEMS. The Company maintains varying levels of inventories of unimproved land and land held for development or sale, finished home sites and unsold homes in each of the locations in which it operates. Unsold homes in various stages of completion aid the Company in meeting the immediate and near-term demands of its home buyers. In addition, MDC attempts to maintain a supply of finished home sites sufficient to enable MDC to start homes as soon as practical once a contract for sale is executed. This tends to minimize the Company's risk with respect to, among other things, cost increases in labor and materials.

     A portion of MDC's finished home sites are developed by the Company. MDC develops its land in small parcels (generally less than 100 lots at a time per given product per subdivision) to limit the Company's risk with regard to a particular project and to maximize the efficient use of available liquidity. The Company has entered into option contracts to purchase both finished home sites and, to a lesser extent, unimproved land to assist in assuring that there will be an adequate supply of home sites to meet foreseeable future demand and to better use its available liquidity.

     BACKLOG. As of December 31, 1994, MDC's units sold under a contract but not yet delivered ("Backlog") was 1,334 homes with a sales value of $241,900,000. MDC expects approximately 70% of its December 31, 1994 Backlog to settle under existing sales contracts during the first six months of 1995.
Based on its past experience, the Company expects that the remaining 30% of the homes in Backlog will not close due to cancellations.

     MARKETING AND SALES. MDC's homes are sold under various commission arrangements by its own sales personnel, independent sales agents and through the realtor community by cooperative broker sales and referrals. In marketing homes, MDC uses, among other things, on-site model homes, advertisements in local newspapers, billboards and other signage, magazines and illustrated brochures. All of MDC's homes are sold with a ten-year limited warranty provided by independent entities.

     COMPETITION. The real estate industry is fragmented and highly competitive. In each of its markets, MDC competes with numerous home builders (a number of which build nationwide), subdivision developers and land development companies. Home builders not only compete for customers, but also for, among other things, desirable financing, land, raw materials and skilled labor. In its markets, MDC competes with home builders that are substantially larger and have greater financial resources than the Company. Competition is based, among other factors, upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community.

     REGULATION. The Company is subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including, among others, zoning and land use ordinances, building, plumbing and electrical codes, contractors' licensing laws and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund, among other things, schools, road improvements and low and moderate income housing.

     From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives which will restrict the number of building permits available in any given year. Although no assurance can be given as to future conditions or future governmental action, in general, MDC believes that it has, or under existing agreements and regulations ultimately can obtain, an adequate number of water and sewer taps and building permits for its land inventory and land held for development.

     The home building operations of the Company also are affected by environmental considerations pertaining to, among other things, availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of the natural terrain and vegetation (collectively, "Environmental Laws"). The particular Environmental Laws which apply to any given home building project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These Environmental Laws may result in delays, may cause the Company to incur substantial compliance and other costs and may prohibit or severely restrict home building activity in certain environmentally-sensitive regions or areas.

  MORTGAGE LENDING SEGMENT.


     GENERAL. HomeAmerican is a full-service mortgage lender originating mortgage loans for MDC's home buyers and for others on a "spot" basis through offices located in each of MDC's markets (except Southern California and Nevada). As HomeAmerican is the principal originator of mortgage loans for MDC's home buyers, it is an integral part of MDC's home building operations.
MDC sells its homes to customers who generally finance their purchases through Federal Housing Administration ("FHA")-insured mortgage loans, Veterans Administration ("VA")-guaranteed mortgage loans and conventional mortgage loans.

     HomeAmerican is a FHA, VA, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") authorized mortgage loan originator. HomeAmerican is also an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. HomeAmerican also purchases loans originated by unaffiliated loan correspondents; the origination fees for these loans are retained by the correspondents. By purchasing these loans, HomeAmerican acquires the related servicing rights.

     Substantially all of the mortgage loans originated or purchased by HomeAmerican are sold to private investors within 45 days of origination or purchase. HomeAmerican uses its secured warehouse line of credit (which is collateralized by the mortgage loans it originates or purchases), other collateralized borrowings and internally-generated funds to finance these mortgage loans until they are sold.

     Mortgage loan origination volume is dependent on factors such as the economy and interest rates. Lower interest rates allows additional first-time home buyers to enter the market and existing home owners to "move up" to larger new homes.

     PORTFOLIO OF MORTGAGE LOAN SERVICING. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. Servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican initially retains the servicing rights related to the mortgage loans it and its correspondents originate. Some of the mortgage loan servicing is sold "servicing released" (included with the sale of the corresponding mortgage loans). The servicing on mortgage loans not sold "servicing released" generally is sold in bulk at a later date.

     As a mortgage loan servicer, HomeAmerican generally is required to advance to the owner of the mortgage, mortgage payments on loans that are delinquent or in foreclosure. To the extent that these and other advances by HomeAmerican are not collected or reimbursed by the mortgage loan insurer or guarantor, HomeAmerican incurs losses, which in the past have not been material.

     HomeAmerican's portfolio of mortgage loan servicing at December 31, 1994 consisted of 5,161 single-family loans, 4,774 of which are less than two years old. These loans are secured by mortgages on properties in eight states across the country, with interest rates ranging from approximately 4.75% to 11.38% and averaging 7.7%.

     PIPELINE. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 1994 had aggregate principal balances of $115,058,000. Approximately 75% of the Pipeline at December 31, 1994 is anticipated to close during the first three months of 1995. If mortgage interest rates fall, a smaller percentage of these loans will close.

     FORWARD SALES COMMITMENTS. HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the Pipeline. Such contracts are the only significant financial derivative instrument utilized by HomeAmerican.

     COMPETITION. The mortgage industry is fragmented and highly competitive. In each of the areas in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources than HomeAmerican. Competition is based, among other factors, on pricing, loan terms and underwriting criteria.

     ASSET MANAGEMENT SEGMENT.

     GENERAL. In its asset management segment, FAMC advises, for a fee pursuant to management agreements, Asset Investors Corporation ("Asset Investors") and Commercial Assets, Inc. ("Commercial Assets") on various facets of each company's business and manages their day-to-day operations. MDC also owns other residential mortgage-related assets acquired prior to 1989. The Company currently does not anticipate acquiring additional mortgage-related investments in the future. As a result, future income from the asset management segment substantially will be dependent on management fees.

     MANAGEMENT OF ASSET INVESTORS. FAMC advises Asset Investors on various facets of Asset Investors' business. Asset Investors generates income from: (i) unrated subordinated bond classes in residential mortgage securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans; (ii) its ownership of shares of Commercial Assets; and

(iii) its residual interests in residential mortgage loan and mortgage certificate securitizations.

     FAMC has a management agreement (the "Asset Investors Management Agreement") with Asset Investors through 1995. The current Asset Investors Management Agreement (which has been renewed for one year each year since Asset Investors' inception in 1986) may be terminated by FAMC or by Asset Investors with or without cause at any time upon 60 days' written notice. FAMC, pursuant to the Asset Investors Management Agreement, receives compensation for CMO administration and other management services. FAMC also is entitled to receive an incentive fee which is based primarily on the level of Asset Investors' cash distributions to its shareowners.

     MANAGEMENT OF COMMERCIAL ASSETS. In August 1993, Asset Investors formed Commercial Assets to acquire and manage subordinated credit support bond interests in commercial mortgage loan securitizations. In October 1993, Asset Investors distributed approximately 70% of the shares of Commercial Assets to its shareowners as a dividend. Commercial Assets began its operations on October 12, 1993.

     FAMC has a management agreement (the "Commercial Assets Management Agreement") with Commercial Assets through 1995. Pursuant to the Commercial Assets Management Agreement, FAMC receives (i) compensation which is based on the level of Commercial Assets' income, as determined under applicable provisions of the Internal Revenue Code of 1986, as amended ; (ii) acquisition fees; (iii) administration fees; and (iv) fees for other management services. The Commercial Assets Management Agreement may be terminated by FAMC or by Commercial Assets with or without cause at any time upon 60 days' written notice.

     LIMITED-PURPOSE SUBSIDIARIES AND EQUITY CMO INTERESTS. In the past, the Company utilized limited-purpose subsidiaries to facilitate the financing of mortgage loans through the issuance of mortgage-backed bonds. Under the provisions of applicable trust indentures, the bonds are collateralized fully by mortgage loans and mortgage-backed securities (collectively, "Mortgage Collateral") and certain funds held by trustees. These bonds represent obligations solely of the limited-purpose subsidiaries and are not guaranteed by the Company.

     The Company also owns 49.999% ownership interests in seven trusts which previously issued collateralized mortgage obligations ("CMOs") (hereinafter, these seven interests are referred to as "Equity CMO Interests"). The Equity CMO Interests entitle MDC to receive its proportionate share of the excess cash flow from these seven interests which results from the difference between (i) the principal and interest received from the mortgage loans or mortgage certificates which serve as collateral for the

CMOs ; and (ii) the principal and interest paid to the CMO bond holders plus related expenses.

     The operations of the limited-purpose subsidiaries and the Equity CMO Interests are not anticipated to have a material effect on the results of operations, liquidity or financial position of the Company in the future.

     EMPLOYEES.

     At December 31, 1994, MDC employed 1,124 persons. MDC considers its employee relations to be satisfactory.

ITEM 3. LEGAL PROCEEDINGS

     SETTLEMENT OF WESTERN SAVINGS CIVIL MATTERS.

     In December 1994, the Company and the Resolution Trust Corporation (the "RTC"), acting in its corporate capacity as receiver for Western Savings and Loan Association ("Western"), executed a final settlement agreement providing for the mutual release of all potential claims between the parties and certain related persons insofar as such claims relate to any of the Company's past transactions with Western.

     Under the terms of the settlement, MDC paid to the RTC $3,912,000, which MDC reserved (and set aside the cash) for as of December 31, 1992 when an agreement in principle for the settlement was executed by the parties. MDC believes that consummation of the settlement agreement will not result in any material adverse effect on the Company's operations or financial position. The settlement remains subject to the entry of a court order determining that the settlement precludes the filing of cross-claims against MDC by various third parties, a condition which can be waived or extended by the Company.

     EXPANSIVE SOILS CASES.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado and by a homeowner in the Rock Creek development located in Boulder County, Colorado. The complaints, each of which seek certification of a class action, purport to allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act, non-disclosure and a claim for exemplary damages. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has not as yet been required to file a response to any of the complaints or to any discovery in these cases. While the ultimate outcome of these matters is uncertain, management does not believe that the outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

     The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have (i) agreed to defend the Company in the Highlands Ranch case subject to reservations of rights; and
(ii) not responded, as yet, to the request to defend the Company with respect to the matters alleged in the two other complaints.

     OTHER.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

     The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No meetings of the Company's shareowners were held during the fourth quarter of 1994.

ITEM 5. MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The shares of MDC Common Stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of the shares of MDC Common Stock as reported on the Composite Tape.

          1993                             HIGH                LOW
                                           -----              -----
          First quarter. . . . . .         $5.50              $3.75
          Second quarter . . . . .          6.25               4.38
          Third quarter. . . . . .          7.00               5.38
          Fourth quarter . . . . .          6.88               5.38

          1994                              HIGH               LOW
                                           -----              -----
          First quarter. . . . . .         $7.88              $5.38
          Second quarter . . . . .          6.00               5.00
          Third quarter. . . . . .          6.63               5.00
          Fourth quarter . . . . .          5.38               4.50

     The Company has declared dividends of two cents per share for each quarter in the year ended December 31, 1994. Prior to 1994, no dividends had been declared on the MDC Common Stock since 1988.

     In connection with the declaration and payment of dividends, as well as the purchase, redemption or other acquisition of shares of MDC Common Stock, the Company is required to comply with certain covenants contained in the Senior Notes indenture (the "Senior Notes Indenture"). The Senior Notes Indenture allows the Company to pay dividends on its Common Stock in an amount, on a cumulative basis, not to exceed 50% of its Consolidated Net Income, as defined, after December 31, 1993, subject to certain other adjustments such as the value of MDC Common Stock issued after such date. Pursuant to the Senior Notes Indenture, the Company had approximately $12,000,000 available for the payment of dividends at December 31, 1994.

     On March 6, 1995, MDC had approximately 1,900 shareowners of record.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

     The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (dollars in thousands, except per share amounts).

                            SELECTED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                     1994           1993           1992           1991               1990
                                                   ---------      ---------     ---------      ---------         ----------
INCOME STATEMENT DATA:
Revenues . . . . . . . . . . . . . . . . . .       $ 824,869      $ 652,076      $ 511,568      $ 422,232         $ 508,372
                                                   ---------      ---------      ---------      ---------         ---------
                                                   ---------      ---------      ---------      ---------         ---------
Operating profit (loss)
  Home building. . . . . . . . . . . . . . .       $  44,464      $  22,496      $  17,561      $    (434)        $  10,116
  Mortgage lending . . . . . . . . . . . . .           6,951          7,508          9,230          2,695             2,325
  Asset management . . . . . . . . . . . . .           2,796          8,996          8,700         12,860             8,594
  Net corporate expenses(1). . . . . . . . .         (23,229)       (23,968)       (28,971)       (29,240)          (33,600)
                                                   ---------      ---------      ---------      ---------         ---------
Income (loss) from continuing
  operations before income taxes
  and minority interest  . . . . . . . . . .       $  30,982      $  15,032      $   6,520      $ (14,119)        $ (12,565)
                                                   ---------      ---------      ---------      ---------         ---------
                                                   ---------      ---------      ---------      ---------         ---------
Income (loss) from continuing
  operations . . . . . . . . . . . . . . . .       $  19,255      $  10,056      $   4,765      $ (12,903)        $ (11,954)
Net income (2) . . . . . . . . . . . . . . .          19,255         25,879          3,852          1,906             6,845
Per common share (primary)
  Income (loss) from continuing
    operations . . . . . . . . . . . . . . .             .94            .45            .22           (.62)             (.63)
  Net income . . . . . . . . . . . . . . . .             .94           1.16            .18            .09               .36
Weighted-average shares
  outstanding (primary). . . . . . . . . . .          20,406         22,340         21,850         20,985            19,065
Per common share (fully-diluted)
  Income (loss) from continuing
    operations . . . . . . . . . . . . . . .       $     .87      $     .45      $     .22      $    (.62)        $    (.63)
  Net income . . . . . . . . . . . . . . . .             .87           1.16            .18            .09               .36
Weighted-average shares
  outstanding (fully-diluted). . . . . . . .          24,021         22,340         21,850         20,985            19,065
Dividends per share. . . . . . . . . . . . .       $     .06      $      --      $      --      $      --         $      --

                                                                              DECEMBER 31,
                                                   -------------------------------------------------------------------------
BALANCE SHEET DATA:                                   1994           1993           1992           1991              1990
                                                   ---------      ---------      ---------      ---------         ---------
ASSETS:
  Housing completed or under
    construction . . . . . . . . . . . . . .       $ 280,319      $ 201,023      $ 132,752      $ 105,736          $ 105,971
  Land and land under development. . . . . .         183,838        192,881        206,583        234,610            269,774

  Mortgage Collateral, net, and
    related assets . . . . . . . . . . . . .          64,574        134,166        275,467        731,332            844,953

      Total assets . . . . . . . . . . . . .         725,445        776,866        858,944      1,316,793          1,477,146

DEBT:
  Home Building:
    Lines of credit. . . . . . . . . . . . .          62,332         24,645         28,688         36,694             59,461
    Notes payable. . . . . . . . . . . . . .          33,585         59,641         57,732         59,403             64,891
    Restructured Notes Payable(3). . . . . .              --          2,854        131,681        133,149            129,970

  Senior Notes(3). . . . . . . . . . . . . .         187,352        187,199             --             --                 --
  Subordinated notes(3). . . . . . . . . . .          38,217         38,213         62,958         62,695             83,225

      Total debt(4). . . . . . . . . . . . .         348,280        345,676        325,835        350,776            411,291

STOCKHOLDERS' EQUITY . . . . . . . . . . . .         192,295        175,854        164,182        160,488            157,261

RATIO OF DEBT TO STOCKHOLDERS'
  EQUITY(4). . . . . . . . . . . . . . . . .            1.81           1.97           1.98           2.19               2.62

                                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
OPERATING DATA:                                      1994           1993           1992           1991              1990
                                                   ---------      ---------      ---------      ---------         ---------
HOME BUILDING:
  Revenues
    Home sales . . . . . . . . . . . . . . .       $ 784,453      $ 587,887      $ 417,190      $ 316,229         $ 377,644
    Land sales . . . . . . . . . . . . . . .           8,296          7,441          5,800          2,584            18,441
  Homes sales, net (units) . . . . . . . . .           4,177          3,875          2,703          1,933             1,601
  Homes closed (units) . . . . . . . . . . .           4,200          3,344          2,414          1,782             2,031
  Backlog
    Units(5) . . . . . . . . . . . . . . . .           1,334          1,357            826            537               386
    Sales value(5) . . . . . . . . . . . . .       $ 241,900      $ 250,530      $ 142,800      $  97,400         $  69,800
  Average selling price per
    housing unit . . . . . . . . . . . . . .       $   186.8      $   175.8      $   172.8      $   177.5         $   185.9
  Home gross margins . . . . . . . . . . . .           15.4%          14.2%          14.9%          15.6%             18.8%
  Inventory valuation reserves . . . . . . .       $   4,000      $      --      $      --      $  11,000         $  12,000

MORTGAGE LENDING:
  Total Revenues . . . . . . . . . . . . . .          15,850         19,725         19,344         10,343             9,639
    Gains on sales of mortgage
      servicing. . . . . . . . . . . . . . .           6,770          4,235          8,359          2,004             1,888

ASSET MANAGEMENT:
  Total Revenues . . . . . . . . . . . . . .          13,869         33,162         66,597         89,526            96,901
    Gains on sales of Mortgage Collateral. .             295          7,505          8,169             --                --
    Management fees and other. . . . . . . .           5,509          5,073          3,399          9,334             5,299
  Equity in earnings (losses) of
    Equity CMO Interests, net. . . . . . . .              --         (3,100)        (4,166)         5,856             6,374

CORPORATE GENERAL AND
  ADMINISTRATIVE EXPENSES. . . . . . . . . .          15,132         14,890         18,108         19,121            23,193
_______________

(1) Net corporate expenses represent, among other items: (i) net gains and losses on investments and marketable securities; (ii) interest and dividend income; (iii) corporate general and administrative expense; and
     (iv) corporate and home building interest expense.

(2) Includes the effects of extraordinary after-tax gains on the early extinguishment of debt resulting principally from: (i) the retirement and repurchase of debt from use of a portion of the Net Proceeds (as hereinafter defined) of the 1993 Offering, which increased net income by $15,823,000 in



     1993; (ii) the repurchase by the Company of $21,850,000 and $53,235,000, respectively, principal amount of the Company's senior subordinated and subordinated notes in 1991 and 1990; (iii) the early extinguishment of certain mortgage-backed bonds in 1992; and (iv) certain other debt extinguishments in 1992, 1991 and 1990. Also includes in 1992 the cumulative effect, to January 1, 1992, of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

(3) In December 1993, the Company completed the 1993 Offering. All of the Company's notes which had been restructured in 1989 from senior subordinated and subordinated notes (the "Restructured Notes Payable") were retired for $100,701,000, with a portion of the Net Proceeds from the 1993 Offering. A portion of the Net Proceeds also was used in 1993 to redeem $51,816,000 principal amount of the Company's 11 1/4% senior subordinated notes at par.

(4) The Company's mortgage-backed bond indebtedness and related liabilities are not included since they are non-recourse except to the Mortgage Collateral and related assets. See Note E to the Company's Consolidated Financial Statements presented elsewhere herein.

(5)  At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

     Beginning in early 1992, demand for homes and the availability of capital for the construction of homes increased in the areas where the Company has operations as the economies of these areas improved and mortgage interest rates declined, reaching a 25-year low in October 1993. During this period, the Company, among other things, purchased and used "rolling options" to control additional home sites in both new and existing developments to expand its home building operations. Home sales and closings have increased in each of the three years since 1991 due, in part, to these expanded operations, improved economies and generally lower mortgage interest rates.

     Since October 1993, interest rates have generally increased from a 25-year low of 6.7% on a 30-year, fixed-rate mortgage to as high as 9.25% through February 1995. While current mortgage interest rates are still low compared with historical rates for the past 25 years, the general increase in mortgage interest rates, particularly since April 1994 when rates moved above 8%, has affected adversely the Company's home building and mortgage lending segments.

     The increases in mortgage interest rates have affected adversely and may continue to affect adversely in the future (i) sales of new homes and the level of Home Gross Margins (as hereinafter defined); and (ii) the Company's mortgage lending operations by substantially decreasing mortgage loan origination activity.

     The Company is unable to predict the extent to which current or future increases in mortgage interest rates will affect adversely the Company's operating activities and results of operations.

CONSOLIDATED RESULTS.

     1994 COMPARED WITH 1993. MDC's revenues increased 27% for 1994 compared with 1993 primarily as a result of a 26% increase in home closings and an $11,000 increase in the average selling price per housing unit. MDC's 1994 revenues of $824,869,000 represented the second highest level of revenues in the Company's history and the highest revenue total since 1988.

     The Company's income before income taxes and extraordinary gains increased for 1994 compared with 1993 due principally to (i) increased home building segment operating profits from significantly higher home closings, primarily resulting from the opening of new subdivisions in each of the Company's markets, and higher Home Gross Margins; and (ii) lower corporate and home building interest expense.

     These positive income effects partially were offset by lower operating profit from the asset management segment primarily resulting from lower mortgage interest rates in 1993 that enabled the Company to sell certain of its mortgage-related assets at a profit in 1993.

     During 1993, the Company recognized net extraordinary gains of $15,823,000, net of income taxes of $9,967,000, substantially all of which resulted from the early extinguishment of the Restructured Notes Payable with a portion of the Net Proceeds received in the 1993 Offering. No extraordinary gains or losses were recognized by the Company in 1994.

     1993 COMPARED WITH 1992. MDC's revenues increased during 1993 compared with 1992 primarily as a result of a 39% increase in home closings and a higher average selling price per housing unit. This increase partially was offset by a reduction in revenues of the asset management segment. From January 1, 1992 through December 31, 1993, prepayments on, and sales of, Mortgage Collateral reduced, by $597,166,000 (from $731,332,000 to $134,166,000), the amount of the
Company's Mortgage Collateral and related assets, the asset management segment's principal interest earning assets.

     The Company's income before income taxes, extraordinary gain (loss) and the cumulative effect of an accounting change increased in 1993 compared with 1992 due principally to (i) increased home building segment operating profits from significantly higher home closings; (ii) lower corporate general and administrative expenses; and (iii) lower corporate and home building interest expense. These positive income effects partially were offset by lower mortgage lending operating profit resulting primarily from management's decision to sell less mortgage loan servicing in 1993 compared with 1992.

     The redemption of mortgage-backed bonds in 1992 in connection with the sales of portions of the Mortgage Collateral resulted in extraordinary losses on the early extinguishment of debt of $2,851,000, net of income tax benefits of $1,469,000. These extraordinary losses partially were offset by extraordinary gains resulting from the early payoff of certain notes payable at a discount from their carrying value.

     The adoption of SFAS No. 109, "Accounting for Income Taxes," increased net income for 1992 by $1,700,000, or $.08 per share, for the cumulative effect, as of January 1, 1992, of the accounting change.

HOME BUILDING SEGMENT.

     The table below sets forth certain information with respect to the Company's home building segment during each of the periods presented and at the end of such periods (dollars in thousands).

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1994         1993         1992
                                             ---------    ---------    --------
Home sales revenues. . . . . . . . . . .     $ 784,453    $ 587,887    $ 417,190
Operating profit . . . . . . . . . . . .        44,464       22,496       17,561
Average selling price per housing
  unit . . . . . . . . . . . . . . . . .         186.8        175.8        172.8
Home Gross Margins . . . . . . . . . . .          15.4%        14.2%        14.9%

Homes (units)
  Sales contracted, net
    Colorado . . . . . . . . . . . . . .         1,837        1,895        1,432
    Mid-Atlantic . . . . . . . . . . . .         1,048        1,132          656
    California . . . . . . . . . . . . .           567          381          234
    Arizona. . . . . . . . . . . . . . .           614          338          210
    Nevada . . . . . . . . . . . . . . .           111          129          171
                                             ---------    ---------    ---------
      Total. . . . . . . . . . . . . . .         4,177        3,875        2,703
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------
  Closed and delivered
    Colorado . . . . . . . . . . . . . .         1,887        1,708        1,221
    Mid-Atlantic . . . . . . . . . . . .         1,136          904          589
    California . . . . . . . . . . . . .           564          331          284
    Arizona. . . . . . . . . . . . . . .           504          239          193
    Nevada . . . . . . . . . . . . . . .           109          162          127
                                             ---------    ---------    ---------
      Total. . . . . . . . . . . . . . .         4,200        3,344        2,414
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------
                                                       DECEMBER 31
                                             -----------------------------------
                                               1994         1993         1992
                                             ---------    ---------    ---------
Backlog
  Units
    Colorado . . . . . . . . . . . . . .           610          660          473
    Mid-Atlantic . . . . . . . . . . . .           337          425          197
    California . . . . . . . . . . . . .           101           98           48
    Arizona. . . . . . . . . . . . . . .           257          147           48
    Nevada . . . . . . . . . . . . . . .            29           27           60
                                             ---------    ---------    ---------
      Total. . . . . . . . . . . . . . .         1,334        1,357          826
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------

   Sales value . . . . . . . . . . . . .      $241,900     $250,530     $142,800
                                             ---------    ---------    ---------
                                             ---------    ---------    ---------

   HOME BUILDING ACTIVITIES 1994 COMPARED WITH 1993.

     HOME SALES REVENUES AND HOMES CLOSED AND DELIVERED. Home sales revenues for 1994 were the highest in the Company's history, representing an increase of 33% over home sales revenues for 1993. This increase primarily was the result of increases in home closings in (i) Colorado, due to strong market conditions in the first half of 1994; (ii) Arizona, due to a significant expansion of the Company's operations, and continued strong demand for homes, in the Tucson and Phoenix markets; (iii) California, due to the Company's acquisition and opening of several new subdivisions in this market, particularly in Southern California; and (iv) the Company's Mid-Atlantic market, due to improved market conditions in the first quarter of 1994 and an increase in the number of active subdivisions in this market. The Company also realized an $11,000 increase in the average selling price per housing unit.

     The Company increased the number of active subdivisions throughout its markets from 95 at December 31, 1993 to 135 at December 31, 1994. The majority of the increases in active subdivisions occurred in (i) the Mid-Atlantic market (a net increase of 18); (ii) California (a net increase of seven); and
(iii) Arizona (a net increase of ten).

     AVERAGE SELLING PRICE PER HOUSING UNIT. The increase in the average selling price per housing unit in 1994 compared with 1993 primarily was due to increases in average selling prices in all of the Company's markets except Phoenix and Northern California. The increases in selling prices principally were due to (i) the mix of homes closed; (ii) general price increases in most of the Company's markets to, among other things, offset increases in costs; and
(iii) in certain markets, improved market conditions. These increases partially were offset by lower average selling prices in (i) Northern California primarily due to the introduction of more affordable homes during the latter part of 1993 in response to continuing consumer demand for lower-priced housing and softness in consumer demand for new homes; and (ii) Phoenix primarily due to the opening of new subdivisions which targeted the first-time and first-time move-up buyer.

     HOME GROSS MARGINS. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") increased during 1994 compared with 1993. The Company achieved higher Home Gross Margins in 1994 compared with 1993 in its Colorado, Southern California and Arizona markets primarily due to improved market conditions. Home Gross Margins also were higher in the Company's Mid-Atlantic market in 1994 compared with 1993 due to improved market conditions through the first quarter of 1994 combined with home closings from a more profitable mix of subdivisions in 1994 compared with 1993. The increases partially were offset by lower Home Gross Margins in Northern California as the Company's profitability in this area continues to be affected adversely by softness in consumer demand for new homes. To a substantially lesser extent, Home Gross Margins also were impacted negatively by builder competition in Nevada.

     Increases in, among other things, the costs of subcontracted labor, finished lots and building materials have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. In addition, increased home building activities in several of the Company's markets, particularly Colorado, the Mid-Atlantic region and Arizona, have caused shortages of subcontracted labor that have increased the period of time required for completing construction and delivery of homes. Longer delivery periods increase interest costs capitalized during the construction period, which have affected adversely, and may affect adversely in the future, Home Gross Margins.

     HOME SALES AND BACKLOG. Home sales for 1994 reached their highest level since 1988. "Sales contracted, net" increased 8% during 1994 compared with 1993. Backlog at December 31, 1994 was approximately the same as at December 31, 1993. MDC expects approximately 70% of its December 31, 1994 Backlog to close under existing sales contracts during the first six months of 1995. The Backlog at December 31, 1994 included 248 homes that had not been started.

     Sales increased in the year ended December 31, 1994 compared with 1993 in
(i) Arizona (an increase of 82%) due to improved market conditions and an expansion of the Company's operations in the Phoenix and Tucson markets; and
(ii) California (an increase of 49%) due to an expansion of the Company's operations in Northern California and the Company's re-entry into the Southern California market which began in the second half of 1993 and continued through 1994.

     Sales for 1994 in Colorado declined 3% compared with 1993 sales. While sales in Colorado increased by 24% in the first quarter of 1994 compared with the first quarter of 1993, sales declined in each of the three remaining quarters of 1994 compared with the same periods in 1993 as, among other things, new competitors entered the market and mortgage rates increased which affected adversely the demand for new homes.

     Sales for 1994 in the Mid-Atlantic market declined 7% compared with 1993 sales. Sales increased by 11% in the first quarter of 1994 compared with the same period in 1993 but declined in each of the three remaining quarters of 1994 compared with the same periods in 1993 due to an overall slowing in this market which began in the second quarter of 1994. The overall Mid-Atlantic market declined by approximately 10% in 1994 compared with 1993.

     While total sales for 1994 increased compared with 1993, sales for the fourth quarter of 1994 decreased by 13% to 714 homes from 822 homes for the same period in 1993 as the Company, in general, experienced lower sales per active subdivision in each of its markets in the fourth quarter of 1994 compared with the same period in the prior year.

     In addition, sales for the first two months of 1995 decreased by 18% to 762 homes from 930 homes for the same period in 1994 (which reflected the strong sales experienced during the first quarter of 1994 prior to the significant increase in mortgage interest rates). During the first two months of 1993, the Company sold 725 homes. The Company is unable to predict if these trends will continue in the future.

     INVENTORY VALUATION RESERVES. Operating results during the fourth quarter of 1994 were impacted adversely by $4,000,000 in net realizable value adjustments related to, among other factors, several projects in Northern California which experienced significant slowing in sales and reduced selling prices during the fourth quarter due to softness in consumer demand which led to a general decline in home sales activity in this market.

     MARKETING. Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $44,588,000 for 1994 compared with $34,820,000 for 1993. This 28%
increase during 1994 principally was due to the 33% increase in home sales revenue and expanded operations in all of the Company's major regions. Significant additional marketing-related salary, sales commission and model home operation expenses were incurred to support the Company's expanded operations. Marketing expenses as a percentage of home sales revenues, however, decreased to 5.7% in 1994, compared with 5.9% in 1993.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $29,215,000 during 1994 compared with $27,497,000 in 1993. General and administrative expenses during 1993 were affected adversely by non-recurring charges totalling approximately $2,500,000. While general and administrative expenses have increased in the aggregate primarily due to salary expense for the additional personnel needed for the Company's expanded operations, general and administrative expenses as a percentage of home sales revenues decreased to 3.7% for 1994 compared with 4.7% in 1993 because the Company was able to deliver more homes without a proportionate increase in overhead.

     HOME BUILDING ACTIVITIES 1993 COMPARED WITH 1992.

     HOME SALES REVENUES AND HOMES CLOSED AND DELIVERED. Home sales revenues increased 41% for 1993 compared with 1992 primarily as a result of
(i) significant increases in home closings in all of the Company's markets, particularly in Colorado and the Mid-Atlantic region; and (ii) a $3,000 increase in the average selling price per housing unit.

     AVERAGE SELLING PRICE PER HOUSING UNIT. The increase in the average selling price per housing unit for 1993 compared with 1992 primarily was due to
(i) increases in average selling prices in the Mid-Atlantic region due principally to the mix of homes closed; and (ii) price increases in most of the Company's markets to, among other things, offset increases in costs. These increases partially were offset by lower average selling prices in Northern California due to the design and sale of more affordable homes in response to consumer demand for lower-priced housing.


     HOME GROSS MARGINS. Overall, Home Gross Margins declined slightly during 1993 compared with 1992. The Company achieved higher Home Gross Margins in
(i) Colorado due to the improved market conditions; and (ii) Arizona due to improved market conditions and a reduction in lot costs as the Company substantially completed in 1992 the sale of homes built on certain higher-priced lots acquired prior to 1990. These increases largely were offset by lower Home Gross Margins in Northern California as a result of (i) closings from homes built on higher-priced lots purchased during the peak of the market in 1990; and
(ii) the inability to recover increased housing costs through increases in home sales prices due to greater builder competition and a softening in the Northern California market.

     MARKETING. Marketing expenses totalled $34,820,000 for 1993 compared with $26,203,000 for 1992. The 33% increase in 1993 was due to the 39% increase in home closings and expanded operations in many of the regions in which the Company operates. As a result of the increased operations, additional marketing-related salary, commission and model home operating expenses were incurred.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses of the home building segment totalled $27,497,000 for 1993 compared with $18,529,000 for 1992. This 48% increase in 1993 was due to, among other things,
(i) increased salary expense; and (ii) increased office and other expenses, both in response to increased operations. Additionally, property taxes increased in 1993 as market conditions improved, particularly in Colorado. General and administrative expenses in 1993 were affected adversely by $2,500,000 of expenses incurred primarily in Northern California because of (i) operational problems in certain subdivisions; and (ii) costs incurred by the Company with respect to certain potential project acquisitions which were not consummated by the Company in view of continuing weak conditions in the Northern California market.

     HOME SALES AND BACKLOG. "Sales contracted, net" increased 43% during 1993 compared with 1992. Backlog at December 31, 1993 increased 64% from
December 31, 1992. These increases principally were due to significant increases in sales in (i) Colorado (an increase of 32%) due to continued improvement in this home building market as well as expanded operations; and (ii) the Mid-Atlantic region (an increase of 73%) due to expansion of the Company's operations in order to meet increased demand for homes in this market.

     UNSOLD HOMES UNDER CONSTRUCTION.

     The Company maintains levels of unsold homes in various stages of completion to assist it in meeting the immediate and near-term demands of its home buyers. The Company monitors and adjusts its levels of unsold homes under construction based on, among other factors, its evaluation of market conditions and in anticipation of seasonal sales patterns and weather.

     The Company in the past has offered, and may in the future offer, incentives to assist in selling certain of its unsold homes under construction. These incentives include offering prospective home buyers options and upgrades at a discount, buying down mortgage interest rates and, to a substantially lesser extent, price concessions. The cost of these incentives is included in the determination of the Company's Home Gross Margins.

     As with all inventories, interest and other carrying costs incurred with respect to the Company's unsold homes under construction are capitalized during periods of active construction and expensed following their completion. In view of the Company's recent sales trends, the period of time required to sell and close the Company's unsold homes under construction, in some cases, may be extended. The Company's operating income will be affected adversely by any additional interest and other carrying costs incurred (most of which will be expensed) with respect to these unsold homes during this extended period.

     The Company is unable to predict the extent to which its Home Gross Margins and operating income in 1995 will be affected adversely by the incentives offered and the additional interest and carrying costs incurred with respect to the Company's unsold homes under construction.

     LAND SALES.

     Revenue from land sales totalled $8,296,000, $7,441,000 and $5,800,000, respectively, for the years 1994, 1993 and 1992. The land sales primarily were in Colorado and, to a lesser extent, in California. Gross profits (losses) from these land sales were $319,000, $(423,000) and $(26,000), respectively, for the years 1994, 1993 and 1992.

     LAND INVENTORY.

     The table below shows the carrying value of MDC's land and land under development in each of its home building markets at

December 31, 1994, segregated by the years in which the property was acquired or optioned (in thousands).

   DIVISION                1994           1993           1992           1991         PRE-1991        TOTAL
   --------              --------       --------       --------       --------       --------       --------
   Colorado. . . . .     $  3,601       $  5,038       $  2,318       $  7,904       $ 71,758       $ 90,619
   Mid-Atlantic. . .        7,181          7,171            183             --         14,541         29,076
   California. . . .       17,762          9,023            358             54          4,909         32,106
   Arizona . . . . .       16,560          3,324            277             --          5,110         25,271
   Nevada. . . . . .        1,591          5,175             --             --             --          6,766
                         --------       --------       --------       --------       --------       --------
      Totals . . . .     $ 46,695       $ 29,731       $  3,136       $  7,958       $ 96,318       $183,838
                         --------       --------       --------       --------       --------       --------
                         --------       --------       --------       --------       --------       --------

     The Company's net income and cash flow continue to be affected adversely by the carrying costs (e.g., interest and property taxes) associated with inactive land inventories. These inactive land inventories comprised approximately 27% of the carrying value of the Company's total land and land under development at December 31, 1994 compared with approximately 50% of the $192,881,000 carrying value at December 31, 1993. The decrease in inactive land inventory in 1994 was due to the commencement of development and construction activity in certain subdivisions during 1994 as well as sales of inactive land. Carrying costs on inactive land inventories are expensed, not capitalized.

     The table below shows the total carrying value of the amounts of inactive land inventories included in the table above owned by MDC in each of its home building markets at December 31, 1994, segregated by the years in which the property was acquired (in thousands).

     DIVISION               1992          1991         PRE-1991        TOTAL
     --------             -------       -------       --------        --------
     Colorado             $ 1,868       $ 2,164        $ 42,611       $ 46,643
     California                --            --           1,493          1,493
     Arizona                   --            --           1,810          1,810
                          -------       -------        --------       --------
        Totals            $ 1,868       $ 2,164        $ 45,914       $ 49,946
                          -------       -------        --------       --------
                          -------       -------        --------       --------

     The Company is actively pursuing opportunities to reduce, through sales or home building activities, its inactive land inventories.

MORTGAGE LENDING SEGMENT.

     The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).

                                                                YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    1994                1993                1992
                                                  --------            --------            --------
Gains from sales of mortgage
  servicing
    Bulk . . . . . . . . . . . . . . . . . .      $  5,785            $  3,422            $  7,063
    Other. . . . . . . . . . . . . . . . . .           985                 813               1,296
Net interest income. . . . . . . . . . . . .         2,703               3,138               3,267



Origination fees . . . . . . . . . . . . . .         4,671               6,171               4,195
Gains (losses) on sales of mortgage loans. .          (585)              2,864                 267
Mortgage servicing and other . . . . . . . .         2,097               1,686               1,523
General and administrative expenses. . . . .        (8,705)            (10,586)             (8,381)
                                                  --------            --------            --------
Operating profit . . . . . . . . . . . . . .      $  6,951            $  7,508            $  9,230
                                                  --------            --------            --------
                                                  --------            --------            --------

Principal amount of origination
  and purchases:
    MDC home buyers. . . . . . . . . . . . .      $323,079            $308,230            $192,352
    Spot . . . . . . . . . . . . . . . . . .        69,037             248,757             182,026
    Correspondent. . . . . . . . . . . . . .        64,365             150,341             193,372
                                                  --------            --------            --------
    Total. . . . . . . . . . . . . . . . . .      $456,481            $707,328            $567,750
                                                  --------            --------            --------
                                                  --------            --------            --------

    The table below sets forth certain information regarding HomeAmerican's portfolio of mortgage loans serviced (in thousands).

                                                                YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    1994                1993                1992
                                                  --------            --------            --------
  Beginning Servicing Portfolio. . . . . . .      $ 653,331          $ 437,220           $ 592,402
  Servicing retained on loans
    originated . . . . . . . . . . . . . . .        392,116            556,987             374,378
  Purchases from correspondents. . . . . . .         64,365            150,341             193,372
  Bulk servicing sales . . . . . . . . . . .       (427,340)          (287,669)           (579,270)
  Loan sales "servicing released". . . . . .        (80,884)           (77,846)           (115,243)
  Loan principal reductions and other. . . .        (32,525)          (125,702)            (28,419)
                                                  ---------          ---------           ---------
   Ending Servicing Portfolio. . . . . . . .      $ 569,063          $ 653,331           $ 437,220
                                                  ---------          ---------           ---------
                                                  ---------          ---------           ---------
                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                    1994                1993                1992
                                                  ---------           --------            --------
  Composition of Servicing Portfolio:
    FHA insured/VA guaranteed. . . . . . . .       $203,991           $373,716            $189,483
    Conventional . . . . . . . . . . . . . .        365,072            279,615             247,737
                                                   --------           --------            --------
  Total Servicing Portfolio. . . . . . . . .       $569,063           $653,331            $437,220
                                                   --------           --------            --------
                                                   --------           --------            --------
  Salable Portion of Servicing Portfolio . .       $506,098           $574,088            $212,742
                                                   --------           --------            --------
                                                   --------           --------            --------

     1994 COMPARED WITH 1993. HomeAmerican's loan originations and purchases decreased by 35% in 1994 compared with 1993 primarily due to increased mortgage interest rates which resulted in lower mortgage loan originations market wide. The decrease partially was offset by a 5% increase in the dollar amount of originations for MDC's home buyers principally due to increased closings by MDC's home building segment. HomeAmerican originated mortgages for 52% of MDC's home buyers in 1994 compared with 63% in 1993. The decline in the percentage of mortgages originated for MDC's home buyers was the result of, among other things, increased competition for mortgage loan originations and increases in closings in Southern California where HomeAmerican does not have an origination facility.

     HomeAmerican's operating profit of $6,951,000 during 1994 was lower than the operating profit of $7,508,000 for 1993 principally due to (i) losses from sales of mortgage loans totalling $585,000 in 1994 (when mortgage rates were increasing) compared with gains totalling $2,864,000 in 1993 (when mortgage rates were decreasing), partially offset by higher gains from bulk sales of mortgage servicing in 1994. While loan origination fees were lower in 1994 compared with 1993, this reduction was offset by a decrease in general and administrative expenses as HomeAmerican was able to reduce its general and administrative costs in response to the decline in its mortgage lending operations.

     At December 31, 1994, servicing on approximately $506,098,000 of conforming mortgage loans (i.e., loans that meet the criteria for the guarantee programs of GNMA, FNMA or FHLMC) was available for sale, which represents a 12% decrease from the servicing on $574,088,000 of conforming mortgage loans available for sale at December 31, 1993.

     1993 COMPARED WITH 1992. HomeAmerican's loan originations and purchases increased 25% in 1993 compared with 1992 to the highest level of mortgage loan production in HomeAmerican's history. Substantially all of the increase in originations was due to (i) increased spot originations for others to refinance mortgage loans in response to record low mortgage interest rates; and (ii) to a lesser extent, increases in home closings by MDC's home building segment and an increase from 58% to 63% in the percentage of originations by HomeAmerican for MDC's home buyers.

     HomeAmerican's operating profit for 1993 was lower than operating profit for 1992 principally due to (i) management's decision to reduce the amount of bulk sales of servicing; and (ii) an increase in general and administrative expenses resulting from increased staff levels needed to process the increased loan originations, partially offset by significantly increased gains on sales of mortgage loans and an increase in loan origination fees.

ASSET MANAGEMENT SEGMENT.

     OVERVIEW. Since 1986, the Company's asset management segment has been a significant part of the Company's business. From 1992 through early 1994, mortgage interest rates fell significantly, encouraging millions of homeowners to refinance their mortgages by paying them off with the proceeds of new lower interest rate mortgages. This resulted in a significant decrease in the Company's mortgage-related assets (and a significant reduction in corresponding revenue). As a result of the reduction in rates, the Company also was able to liquidate, generally at a profit, other portions of its mortgage-related assets. As a consequence, future income from the asset management segment primarily will be dependent on management fees earned by FAMC, from two publicly-traded REITs.


     At December 31, 1994, FAMC had approximately $190 million in assets under management for the REITs.

     The table below summarizes the results of the asset management segment operations during each of the periods presented (in thousands).

                                                  YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1994       1993       1992
                                              -------    -------    -------
FAMC Management fees from the REITs. . . .    $ 2,780    $ 2,180    $ 2,566
Equity in losses of Equity CMO
  Interests, net of valuation
  adjustments. . . . . . . . . . . . . . .         --     (3,100)    (4,166)
Gains on sales of Mortgage Collateral. . .        295      7,505      8,169
Interest income from CMO Bond. . . . . . .         --      1,490      1,036
Other, net . . . . . . . . . . . . . . . .       (279)       921      1,095
                                              -------    -------    -------
Operating profit . . . . . . . . . . . . .     $2,796    $ 8,996    $ 8,700
                                              -------    -------    -------
                                              -------    -------    -------
Extraordinary loss related to gains
  on sales of Mortgage Collateral, net
  of income tax benefit. . . . . . . . . .    $    --    $    --    $(2,851)
                                              -------    -------    -------
                                              -------    -------    -------

     The decrease in the Company's asset management segment operating profit for 1994 compared with 1993 and 1992 is due principally to gains on sales of Mortgage Collateral in 1993 and 1992 as the lower interest rates in those years enabled the Company to sell portions of its Mortgage Collateral at a profit. This profit was partially offset by valuation adjustments related to the Company's Equity CMO Interests recorded in 1993 and 1992 which were not required in 1994. Also in 1993 and 1992, the Company earned $1,490,000 and $1,036,000, respectively, in interest on the CMO Bond (as hereinafter defined). The CMO Bond was fully paid at December 31, 1993.

     EQUITY CMO INTERESTS. During 1993 and 1992, MDC recorded $3,100,000 and $4,166,000, respectively, in valuation adjustments for its Equity CMO Interests because of permanent declines in the value of the undiscounted projected cash flow from the Equity CMO Interests. These declines resulted from higher actual and projected Mortgage Collateral prepayments caused by low interest rates. During 1994, higher mortgage interest rates slowed both the actual and anticipated future prepayment speeds and, accordingly, no additional valuation adjustments were necessary.

     SALES OF MORTGAGE COLLATERAL AND RELATED ASSETS. In 1994, MDC completed various sales of mortgage-related assets which resulted in pre-tax gains totalling $295,000. In January 1993, MDC completed a sale of mortgage-related assets which resulted in a pre-tax gain totalling $5,011,000. In addition, MDC completed various other sales of mortgage-related assets which resulted in net gains totalling $2,494,000 in 1993.

     In 1992, MDC sold, at a premium, Mortgage Collateral which resulted in pre-tax gains totalling $8,169,000. The proceeds from certain of these sales were utilized to redeem in full the related outstanding mortgage-backed bonds, the redemption of which resulted in an aggregate extraordinary loss on the early extinguishment of debt of $2,851,000, net of an income tax benefit of $1,469,000.

     INVESTMENT IN A CMO BOND. On July 31, 1992, MDC purchased a $7,823,000 principal amount mortgage-backed bond (the "CMO Bond") for $7,367,000. For the years 1993 and 1992, the CMO Bond earned interest totalling $1,490,000 and $1,036,000, respectively. The principal amount of the CMO Bond was fully paid at December 31, 1993.

OTHER OPERATING RESULTS.

     INTEREST EXPENSE. Corporate and home building interest incurred increased by 40% to $35,799,000 for 1994 compared with $25,505,000 and $24,802,000, respectively, for the years 1993 and 1992 due to (i) higher average effective interest rates associated with the 11 1/8% Senior Notes due 2003 (in part due to the repayment, in December 1993 and January 1994, of $132,496,000 of Restructured Notes Payable for approximately $100,701,000) compared with the debt outstanding for the years 1993 and 1992; (ii) higher average effective interest rates with respect to the Company's variable-rate bank lines of credit and project loans due to an increase in the prime rate in 1994; and (iii) higher levels of borrowings resulting from the Company's expanded home building operations.

     The portion of this corporate and home building interest which was capitalized (the Company capitalizes interest on its home building inventories during the period of active development and through the completion of construction) during 1994 totalled $26,345,000 compared with $14,051,000 and $11,443,000, respectively, during 1993 and 1992. The increase in interest capitalized for 1994 primarily was due to (i) increased levels of active home building inventories resulting from expanded operations; and (ii) higher capitalization rates resulting from higher average effective interest rates on the Company's debt, particularly with respect to Colorado.

     Corporate and home building interest incurred not capitalized is reflected as interest expense and totalled $9,454,000 for 1994 compared with $11,454,000 and $13,359,000, respectively, for 1993 and 1992.

     For a reconciliation of interest incurred, capitalized and expensed, see
Note I to the Company's Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $15,132,000 for 1994 compared with $14,890,000 and $18,108,000, respectively, for 1993 and 1992. The 18% decrease in 1993 compared with 1992 primarily was due to a reduction in insurance and legal expenses, partially offset by an increase in salary expense and financing costs associated with the Company's expanded operations in 1993.

     INCOME TAXES.   M.D.C. Holdings, Inc. and its wholly owned subsidiaries
file a consolidated federal income tax return (an "MDC Consolidated Return"). Richmond Homes and its wholly owned subsidiaries filed a separate consolidated federal income tax return (each a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through February 2, 1994, the date Richmond Homes became a wholly owned subsidiary of MDC.

     MDC's overall effective income tax rates of 38%, 37% and 16%, respectively, for 1994, 1993, and 1992, differed from the federal statutory rate of 35% in 1994 and 1993 and 34% in 1992. These differences primarily were due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; (iii) in 1994 and 1992, adjustments of prior years' income taxes; and (iv) in 1992, the reduction in the deferred tax asset valuation allowance.

     At December 31, 1994, the Company had a net deferred tax asset of $11,944,000, net of a valuation allowance of $3,000,000. Given present economic trends, particularly in the home building industry, as evidenced by recent improvements in the Company's results of operations, management believes the net deferred tax asset to be recoverable from future earnings. The valuation allowance has been provided to offset the related deferred income tax assets due to the uncertainty of realizing the benefit of certain future tax deductions. See Note J to the Company's Consolidated Financial Statements.

     The Internal Revenue Service (the "IRS") has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and the Richmond Homes Consolidated Returns for the years 1989 and 1990 and has proposed certain adjustments to the taxable income reflected in such returns. In general, the proposed adjustments would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process and believes the amount of these adjustments will be reduced as a result. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may arise as a result of the proposed adjustments.

     In December 1994, the Company and the IRS appeals officer resolved, subject to approval of the Congressional Joint Committee on Taxation (the "Joint Committee"), all outstanding issues with respect to the IRS examination of the 1984 and 1985 MDC Consolidated Returns. In connection with this resolution, the Company paid the IRS $8,000,000 for the additional taxes and interest due for 1984 and 1985, as computed by the IRS. Adequate provision for these additional taxes and interest had been made by the Company in prior years. As of March 15, 1995, approval of the Joint Committee had not been received.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL.

     MDC uses its capital resources to, among other things, (i) support its operations, including its inventories of homes, home sites and land;
(ii) provide working capital; and (iii) provide mortgage loans for its home buyers. Capital resources are generated internally from operations and from external sources.

     In December 1993, the Company completed the 1993 Offering of $190,000,000 principal amount of Senior Notes and $28,000,000 principal amount of Convertible Subordinated Notes. This 1993 Offering significantly improved the Company's capital structure and financial condition. The 1993 Offering resulted in net proceeds, after expenses, of $204,013,000 (the "Net Proceeds"). The Net Proceeds were used to (i) repurchase, for $100,701,000, the Company's Restructured Notes Payable with a carrying value on the Company's books of $132,496,000 at the date of retirement; (ii) redeem, at par ($51,816,000), all of the Company's then outstanding 11 1/4% senior subordinated notes due
May 1996; (iii) purchase, for $31,211,000, certain assets (including outstanding shares of MDC Common Stock, investments in metropolitan district bonds and certain ownership interests in Richmond Homes) from an unaffiliated liquidating trust; and (iv) pay down existing debt of $14,100,000. The balance of the Net Proceeds ($6,185,000) was used for general corporate purposes. No principal payments are required on the Senior Notes or Convertible Subordinated Notes until 2003 and 2005, respectively.

     These repayments and repurchases of debt from the Net Proceeds enabled the Company to achieve greater operating and financial flexibility by postponing to 2003 significant principal payments which would have otherwise been due in 1994, 1995 and 1996. As a result, the Company has no substantial principal payments on its publicly-held notes until 2003 except for a $10,230,000 payment due in 1998 to repay in full the Company's subordinated fixed-rate notes.

     The Company has expanded its bank lines of credit to, among other things, reduce the levels of its secured project financing, the cost of which is generally higher than the cost of bank lines of credit.

     Based upon its current financial condition and credit relationships, MDC believes that it has, or can obtain, adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long- term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources.

LINES OF CREDIT AND NOTES PAYABLE.

     HOME BUILDING. MDC's home building bank lines of credit at December 31, 1994 aggregated $153,000,000 compared with $65,000,000 at December 31, 1993.
Agreements governing $140,000,000 of these lines of credit were entered into during 1994, with terms that provide for final maturities from four to five years, including scheduled term-out periods (although the term-out periods may commence earlier under certain circumstances). Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At December 31, 1994, $62,332,000 was borrowed and an additional $64,258,000 was collateralized and available to be borrowed under the bank lines of credit.

     A bank has advised the Company that it will expand an existing $13,000,000 line of credit with an amended $28,000,000 credit facility. The Company believes that it will be successful in amending this credit facility; however, there can be no assurance that this credit facility will be amended or, if amended, at what levels or terms.

     MORTGAGE LENDING. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis or pursuant to mortgage loan sale commitments. During 1994, 1993 and 1992, HomeAmerican sold $480,485,000, $695,635,000 and $564,800,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     The aggregate amount available under the Mortgage Line at December 31, 1994 was $51,000,000. This was reduced from $75,000,000 in 1994 at the Company's request because of a significant reduction in the number of loans originated and purchased by HomeAmerican. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1994, $23,211,000 was borrowed and an additional $5,929,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

     GENERAL. The Company's lines of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

     In the event that MDC's lines of credit are not renewed as they become due or are renewed at substantially lower levels, the Company believes that it could meet its financing requirements through a combination of internally-generated funds and new borrowings.

CONSOLIDATED CASH FLOW.

     In 1994, MDC used cash of $19,439,000 compared with cash generated in 1993 and 1992 of $1,975,000 and $12,395,000, respectively. At December 31, 1994, the
Company had $43,564,000 available in cash and cash equivalents.

     MDC's $19,439,000 use of cash in 1994 primarily resulted from the Company's net use of cash in Operating Activities of $36,790,000, partially offset by net cash generated in Investing Activities of $16,395,000 from the redemption by payment-in-full on certain metropolitan district bonds owned by the Company. $76,991,000 of cash was used in Operating Activities to increase MDC's home building inventories primarily as a result of expanded home building operations. A portion of this cash required to increase home building inventories was provided by (i) a $24,076,000 reduction in mortgage loans in inventory; and
(ii) $29,545,000 in net income generated before non-cash expenses such as depreciation, amortization and valuation adjustments. Cash also was used in Operating Activities in connection with increases in receivables and reductions in accounts payable and accrued expenses.

     For 1993, MDC's net cash used in Operating Activities of $34,237,000 was offset by cash generated from (i) Investing Activities of $26,517,000 with respect to distributions of capital from Equity CMO Interests, cash received from redemption of marketable securities and principal payments received from the CMO Bond; and (ii) the 1993 Offering discussed above. Net Cash used in Operating Activities in 1993 principally resulted from increases in home building inventories and mortgage loans held in inventory.

     For 1992, cash generated by MDC of $12,395,000 principally was due to net cash generated in Operating Activities of $16,361,000 resulting from net income generated and an increase in accounts payable and accrued expenses, partially offset by increases in receivables and home building inventories.

     As the Company's home building activities have expanded in 1993 and 1994, the Company has used cash in Operating Activities primarily to expand its level of home building inventories to meet the increased demand for new homes. To the extent the Company may continue to expand the home building segment in the future, and such expansion is not funded by net income, cash flows from Operating Activities could continue to be negative. The Company generally funds these negative cash flows through increased borrowings under bank lines of credit.

     Net cash provided by Investing Activities is primarily generated by principal payments and prepayments on, and sales of, Mortgage Collateral (collectively, "Mortgage Collateral Reductions") and a reduction in restricted cash. Mortgage Collateral Reductions were substantial during 1992 through 1994. During this period, Mortgage Collateral and mortgage-related assets declined from $731,332,000 to $64,574,000 substantially as a result of (i) the high rate of prepayments on the Mortgage Collateral; and (ii) sales of Mortgage Collateral and mortgage-related assets at a premium to carrying value. Most of the cash generated by the Mortgage Collateral Reductions and changes in restricted cash was required to be used in Financing Activities to make principal payments on the mortgage-backed bonds collateralized by the Mortgage Collateral and, accordingly, had a relatively minor net cash impact. The Company anticipates that its Mortgage Collateral and related mortgage-backed bonds will continue to decrease.

CHANGES IN HOME BUILDING ASSETS.

     Housing completed or under construction increased to $280,319,000 at December 31, 1994 compared with $201,023,000 and $132,752,000 at December 31,
1993 and 1992, respectively, principally due to an increase in Backlog and unsold homes under construction during 1994 and 1993.

     Land and land under development totalled $183,838,000 at December 31, 1994 compared with $192,881,000 and $206,583,000 at December 31, 1993 and 1992,
respectively.  The net decline in land over these periods is due principally to
(i) increased housing construction activity; and (ii) the increased use of "rolling" options, with periodic takedowns of lots, to acquire new land inventories.

     The Company's total home building inventories at December 31, 1994 include $42,478,000 of interest capitalized in the current and prior periods, representing 9% of the inventory balance on such date. Interest capitalized in home building inventories at December 31, 1993 and 1992 was $42,681,000 and $48,440,000, respectively, representing 11% and 14%, respectively, of the inventory balances on such dates.

     Based upon its current business plan, MDC anticipates the acquisition of various parcels of finished lots and partially- developed land for use in its future home building operations during 1995. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to "rolling" options entered into in prior periods and under new "rolling" options. The use of "rolling" options lessens the Company's land-related risk and improves liquidity.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless costs are recovered through higher sales prices, Home Gross Margins can decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC's customers to qualify for home mortgage loans, potentially decreasing home sales volume. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

     The volatility of interest rates could have an adverse effect on MDC's future operations and liquidity. Among other things, these conditions may
(i) affect adversely the demand for housing and the availability of mortgage financing; and (ii) reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers.

     MDC's business also is affected significantly by, among other things, general economic conditions and particularly the demand for new homes in the areas in which it builds.

PROPOSED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards titled "Accounting for the Impairment of Long-Lived Assets" (the "Proposed Statement"). The Company understands the standards in the Proposed Statement have been modified such that the expected standards in the final statement, which is scheduled to be issued in the near future, will not have a material impact on the results of operations and financial position of the Company in the year of adoption.

ITEM 8. FINANCIAL STATEMENTS

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                                           Page
Consolidated Financial Statements:
 Report of Independent Accountants . . . . . . . . . . . . . . . . .        F- 2
 Consolidated Balance Sheets as of December 31, 1994 and December 31, 1993 F- 3 Consolidated Statements of Income for the Three Years
  Ended December 31, 1994. . . . . . . . . . . . . . . . . . . . . .        F- 5
 Consolidated Statements of Stockholders' Equity for the Three Years
  Ended December 31, 1994. . . . . . . . . . . . . . . . . . . . . .        F- 6
 Consolidated Statements of Cash Flows for the Three Years Ended
  December 31, 1994. . . . . . . . . . . . . . . . . . . . . . . . .        F- 7
 Notes to Consolidated Financial Statements. . . . . . . . . . . . .        F-10

REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
M.D.C. HOLDINGS, INC.



     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note J to the financial statements, the Company changed its method of accounting for income taxes in 1992.



/s/ Price Waterhouse LLP
Price Waterhouse LLP


Los Angeles, California

February 15, 1995

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          DECEMBER 31,
                                                    ---------------------
ASSETS                                                1994        1993
                                                    --------     --------
Corporate
  Cash and cash equivalents. . . . . . . . . . .    $ 31,210     $ 42,443
  Property and equipment, net. . . . . . . . . .       9,962       10,432
  Deferred income taxes. . . . . . . . . . . . .      11,944        8,100
  Deferred issue costs, net. . . . . . . . . . .      10,621       11,233
  Other assets, net. . . . . . . . . . . . . . .       3,270        3,965
                                                    --------     --------
                                                      67,007       76,173
                                                    --------     --------
Home Building
  Cash and cash equivalents. . . . . . . . . . .      10,162       18,479
  Home sales and other accounts receivable . . .      12,508        5,423
  Investments and marketable securities, net . .       6,089           --
  Investment in metropolitan district bonds. . .          --       13,795
  Inventories, net
    Housing completed or under construction. . .     280,319      201,023
    Land and land under development. . . . . . .     183,838      192,881
  Prepaid expenses and other assets, net . . . .      43,975       48,863
                                                    --------     --------
                                                     536,891      480,464
                                                    --------     --------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . .       1,607        1,505
  Restricted cash. . . . . . . . . . . . . . . .       2,650        3,400
  Accrued interest and other assets, net . . . .       1,447        2,571
  Mortgage loans held in inventory, net. . . . .      44,368       68,065
                                                    --------     --------
                                                      50,072       75,541
                                                    --------     --------

Asset Management
  Cash and cash equivalents. . . . . . . . . . .         585          576
  Mortgage Collateral, net, and assets
    related to mortgage-backed bonds and
    related liabilities. . . . . . . . . . . . .      64,574      134,166
  Other loans and assets, net. . . . . . . . . .       6,316        9,946
                                                    --------     --------
                                                      71,475      144,688
                                                    --------     --------
       Total Assets. . . . . . . . . . . . . . .    $725,445     $776,866
                                                    --------     --------
                                                    --------     --------

                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                         DECEMBER 31,
                                                   -----------------------
LIABILITIES                                          1994           1993
                                                   --------       --------
Corporate
  Accounts payable and accrued expenses. . . . .   $ 34,311       $ 20,846
  Income taxes payable . . . . . . . . . . . .       11,166         28,711
  Notes payable. . . . . . . . . . . . . . . . .      3,583          3,624
  Senior Notes, net. . . . . . . . . . . . . . .    187,352        187,199
  Subordinated notes, net. . . . . . . . . . . .     38,217         38,213
                                                   --------       --------
                                                    274,629        278,593
                                                   --------       --------

Home Building
  Accounts payable and accrued expenses. . . . .     75,399         70,741
  Lines of credit. . . . . . . . . . . . . . . .     62,332         24,645
  Notes payable. . . . . . . . . . . . . . . . .     33,585         62,495
                                                   --------       --------
                                                    171,316        157,881
                                                   --------       --------
Mortgage Lending
  Accounts payable and accrued expenses. . . . .      2,450          8,487
  Line of credit . . . . . . . . . . . . . . . .     23,211         29,500
                                                   --------       --------
                                                     25,661         37,987
                                                   --------       --------
Asset Management
  Accounts payable and accrued expenses. . . . .        670          3,051
  Mortgage-backed bonds, net, and related
    liabilities, recourse solely to limited-
    purpose subsidiary assets. . . . . . . . . .     60,874        123,500
                                                   --------       --------
                                                     61,544        126,551
                                                   --------       --------
       Total Liabilities . . . . . . . . . . . .    533,150        601,012
                                                   --------       --------


COMMITMENTS AND CONTINGENCIES (NOTES J,
  L AND N)                                               --             --
                                                   --------       --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000,000
    shares authorized; none issued . . . . . . .         --             --
  Common Stock, $.01 par value; 100,000,000
    shares authorized; 21,187,000 and
    20,914,000 shares issued, respectively, at
    December 31, 1994 and 1993 . . . . . . . . .        212            209
  Additional paid-in capital . . . . . . . . . .    133,934        133,455
  Retained earnings. . . . . . . . . . . . . . .     71,502         57,879
                                                   --------       --------
                                                    205,648        191,543
  Less treasury stock, at cost; 2,314,000 and
    2,664,000 shares, respectively, at
    December 31, 1994 and 1993 . . . . . . . . .    (13,353)       (15,689)
                                                   --------       --------
      Total Stockholders' Equity . . . . . . . .    192,295        175,854
                                                   --------       --------

      Total Liabilities and Stockholders'
        Equity . . . . . . . . . . . . . . . . .   $725,445       $776,866
                                                   --------       --------
                                                   --------       --------

                See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1994          1993           1992
                                                 ----------    ----------     ----------

REVENUES:
  Home Building. . . . . . . . . . . . . . . .   $  793,793    $  596,813     $  423,131
  Mortgage Lending . . . . . . . . . . . . . .       15,850        19,725         19,344
  Asset Management . . . . . . . . . . . . . .       13,869        33,162         66,597
  Corporate. . . . . . . . . . . . . . . . . .        1,357         2,376          2,496
                                                 ----------    ----------     ----------
     Total Revenues. . . . . . . . . . . . . .      824,869       652,076        511,568
                                                 ----------    ----------     ----------

COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . .      749,329       574,317        405,570
  Mortgage Lending . . . . . . . . . . . . . .        8,899        12,217         10,114
  Asset Management . . . . . . . . . . . . . .       11,073        24,166         57,897
  Corporate general and administrative . . . .       15,132        14,890         18,108
  Corporate and home building interest . . . .        9,454        11,454         13,359
                                                 ----------    ----------     ----------
     Total Expenses. . . . . . . . . . . . . .      793,887       637,044        505,048
                                                 ----------    ----------     ----------

Income before income taxes, extraordinary
  gain (loss) and cumulative effect of
  accounting change. . . . . . . . . . . . . .       30,982        15,032          6,520
Provision for income taxes . . . . . . . . . .       11,727         4,976          1,755
                                                 ----------    ----------     ----------
Income before extraordinary gain (loss)
  and cumulative effect of accounting
  change . . . . . . . . . . . . . . . . . . .       19,255        10,056          4,765
Extraordinary gain (loss) from early
  extinguishment of debt, net of income
  taxes (benefit) of: 1993, $9,967; 1992,
  ($1,346) . . . . . . . . . . . . . . . . . .           --        15,823         (2,613)
Cumulative effect of accounting change . . . .           --            --          1,700
                                                 ----------    ----------     ----------
NET INCOME . . . . . . . . . . . . . . . . . .   $   19,255    $   25,879     $    3,852
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------

EARNINGS PER SHARE

PRIMARY EARNINGS PER SHARE
  Income before extraordinary gain (loss)
    and cumulative effect of accounting change   $      .94    $      .45     $      .22
  Extraordinary gain (loss) from early
    extinguishment of debt . . . . . . . . . .           --           .71           (.12)
  Cumulative effect of accounting change . . .           --            --            .08
                                                 ----------    ----------     ----------
  NET INCOME . . . . . . . . . . . . . . . . .   $      .94    $     1.16     $      .18
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------

FULLY-DILUTED EARNINGS PER SHARE
  Income before extraordinary gain (loss)
    and cumulative effect of accounting change   $      .87    $      .45     $      .22
  Extraordinary gain (loss) from early
    extinguishment of debt . . . . . . . . . .           --           .71           (.12)
  Cumulative effect of accounting change . . .           --            --            .08
                                                 ----------    ----------     ----------
  NET INCOME . . . . . . . . . . . . . . . . .   $      .87    $     1.16     $      .18
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------


WEIGHTED-AVERAGE SHARES OUTSTANDING
    Primary. . . . . . . . . . . . . . . . . .       20,406        22,340         21,850
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------
    Fully-diluted. . . . . . . . . . . . . . .       24,021        22,340         21,850
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------

DIVIDENDS PER SHARE. . . . . . . . . . . . . .   $      .06    $       --     $       --
                                                 ----------    ----------     ----------
                                                 ----------    ----------     ----------


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                    ADDITIONAL
                                           COMMON     PAID-IN       RETAINED     TREASURY
                                            STOCK     CAPITAL       EARNINGS       STOCK             TOTAL
                                           ------   ----------     ---------     ----------        --------
BALANCES-JANUARY 1, 1992 . . . . . . . .    $ 202     $131,860     $ 28,922       $   (496)        $160,488
  Shares issued. . . . . . . . . . . . .        2          241           --             --              243
  Shares reacquired. . . . . . . . . . .       --           --           --            (20)             (20)
  Net unrealized loss on marketable
    securities . . . . . . . . . . . . .       --           --         (612)            --             (612)
  Non-qualified stock options
    exercised. . . . . . . . . . . . . .       --          231           --             --              231
  Net income . . . . . . . . . . . . . .       --           --        3,852             --            3,852
                                           ------    ---------     --------       ---------        --------

BALANCES-DECEMBER 31, 1992 . . . . . . .      204      132,332       32,162           (516)         164,182
  Shares issued. . . . . . . . . . . . .        5          430           --             --              435
  Shares reacquired. . . . . . . . . . .       --           --           --        (15,173)         (15,173)
  Net unrealized loss on marketable
     securities. . . . . . . . . . . . .       --           --         (162)            --             (162)
  Non-qualified stock options
     exercised . . . . . . . . . . . . .       --          693           --             --              693
  Net income . . . . . . . . . . . . . .       --           --       25,879             --           25,879
                                           ------    ---------     --------       ---------        --------

BALANCES-DECEMBER 31, 1993 . . . . . . .      209      133,455       57,879        (15,689)         175,854
  Shares issued. . . . . . . . . . . . .        3          265          (46)           256              478
  Shares reacquired. . . . . . . . . . .       --           --           --         (1,505)          (1,505)
  Shares issued to acquire Richmond
    Homes common stock . . . . . . . . .       --           --       (3,585)         3,585               --
  Net unrealized loss on available-
    for-sale securities. . . . . . . . .       --           --         (860)            --             (860)
  Non-qualified stock options
    exercised. . . . . . . . . . . . . .       --          214           --             --              214
  Dividends declared . . . . . . . . . .       --           --       (1,141)            --           (1,141)
  Net income . . . . . . . . . . . . . .       --           --       19,255             --           19,255
                                           ------    ---------     --------       ---------        --------

BALANCES-DECEMBER 31, 1994 . . . . . . .     $212     $133,934      $71,502       $(13,353)        $192,295
                                           ------    ---------     --------       ---------        --------
                                           ------    ---------     --------       ---------        --------


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                      -------------------------------------
                                        1994          1993           1992
                                      --------      --------       --------
OPERATING ACTIVITIES:
Net Income. . . . . . . . . . . .    $ 19,255      $ 25,879       $  3,852
Adjustments To Reconcile Net
 Income To Net Cash Provided By
 (Used In) Operating Activities:
  Extraordinary (gain) loss from
   early extinguishment of debt .          --       (25,790)         3,959
  Gains on sale of mortgage-
   related assets, net. . . . . .        (295)       (7,505)        (8,169)
  Depreciation and amortization .      10,134         8,038          8,161
  Inventory valuation
   adjustments. . . . . . . . . .       4,000            --             --
  Equity CMO Interest valuation
   adjustments. . . . . . . . . .          --         3,100          3,529
  Deferred income taxes . . . . .      (3,844)       (4,151)       (20,696)
Net Changes In Assets and
 Liabilities:
  Receivables. . . . . . . . . . .     (5,462)        3,489          2,709
  Home building inventories. . . .    (76,991)      (45,252)         4,516
  Mortgage loans held in
   inventory . . . . . . . . . . .     24,076        (8,773)        (1,839)
  Accounts payable and accrued
   expenses. . . . . . . . . . . .     (8,833)       25,262         26,089
  Other, net . . . . . . . . . . .      1,170        (8,534)        (5,750)
                                     --------      --------       --------
Net Cash Provided By (Used In)
 Operating Activities . . . . . .     (36,790)      (34,237)        16,361
                                     --------      --------       --------

INVESTING ACTIVITIES:

Mortgage Collateral
   Principal payments and
    prepayments received . . . . .     29,569        95,209        209,996
   Sales . . . . . . . . . . . . .     19,526        47,060         82,528
Distributions of Capital From
  Equity CMO Interests . . . . . .      3,213         7,403         13,648
CMO Bond
   Purchase. . . . . . . . . . . .         --            --         (7,367)
   Principal payments received . .         --         7,114            709
Changes In Investments and
  Marketable Securities, net . . .     (6,377)       12,000        (12,000)
Redemption of (Investment in)
  Metropolitan District Bonds. . .     16,395        (8,700)        (2,700)
Changes In Restricted Cash . . . .     16,159        13,071          7,847
Other, net . . . . . . . . . . . .        877        (4,076)        (1,780)
                                     --------      --------       --------
Net Cash Provided By Investing
  Activities . . . . . . . . . . .     79,362       169,081        290,881
                                     --------      --------       --------
(Continued)

                 See notes to consolidated financial statements.



                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
(Continued)

                                              YEAR ENDED DECEMBER 31,
                                      ---------------------------------------
                                         1994           1993          1992
                                      ----------    ----------    -----------
FINANCING ACTIVITIES:
Mortgage-backed Bonds -
 Principal Payments . . . . . . .     $  (60,094)   $ (139,658)   $ (281,326)
Lines of Credit
  Advances. . . . . . . . . . . .        641,874       352,410       165,911
  Principal payments. . . . . . .       (612,449)     (365,387)     (150,462)
Senior and Subordinated Notes
  Net proceeds. . . . . . . . . .             --       204,013            --
  Payments. . . . . . . . . . . .             --       (54,498)           --
Notes Payable
  Borrowings. . . . . . . . . . .         15,870        79,329        38,960
  Principal payments. . . . . . .        (44,835)     (192,940)      (68,153)
Treasury Stock Purchases. . . . .         (1,505)      (15,173)           --
Dividend Payments . . . . . . . .         (1,141)           --            --
Other, Net. . . . . . . . . . . .            269          (965)          223
                                      ----------    ----------    ----------
Net Cash Used In Financing
 Activities. . . . . . . . . . . .       (62,011)     (132,869)     (294,847)
                                      ----------    ----------    ----------
Net (Decrease) Increase In Cash
 and Cash Equivalents. . . . . . .       (19,439)        1,975        12,395

Cash and Cash Equivalents
  Beginning of Year. . . . . . . .        63,003       (61,028)       48,633
                                      ----------    ----------    ----------
  End of Year. . . . . . . . . . .    $   43,564    $   63,003    $   61,028
                                      ----------    ----------    ----------
                                      ----------    ----------    ----------
             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Period
 For:
  Interest, net of amounts
   capitalized . . . . . . . . . .    $   15,313    $   29,499    $   66,962
  Income taxes . . . . . . . . . .        32,529         8,245         4,186

(Continued)

                 See notes to consolidated financial statements.



                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
(Continued)

                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

                                           YEAR ENDED DECEMBER 31,
                                    ------------------------------------
                                       1994         1993          1992
                                    ---------    ---------     ---------
Home building land inventory
 purchases financed by seller. .    $   4,164    $  13,250     $   8,213
Home building land inventory
 sales financed by MDC . . . . .        1,438        2,835         2,392
Disposition of land
 inventories collateralized by
 notes payable
  Inventories. . . . . . . . . .        2,864           --           590
  Notes payable. . . . . . . . .        2,176           --           500
  Accrued interest and other
   liabilities . . . . . . . . .          688           --           130
Sale of mortgage-related
 assets, subject to related
 liabilities
  Mortgage Collateral and
   related assets. . . . . . . .           --           --        92,305
  Mortgage-backed bonds and
   related liabilities . . . . .           --           --        91,300
Settlement of civil claims
  Mortgage Collateral and
   related assets. . . . . . . .           --           --        98,927
  Mortgage-backed bonds
   and related liabilities . . .           --           --        71,550
  Notes payable and other
   liabilities . . . . . . . . .           --           --        23,490
Purchase of metropolitan
 district bonds in exchange
 for reduction in receivables. .           --           --         2,395


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company", which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) include the accounts of MDC and its wholly owned and majority-owned subsidiaries. Investments in 50% or less owned limited partnerships, joint ventures and ownership interests in trusts are accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     In MDC's asset management segment, Financial Asset Management Corporation (an indirect, wholly owned subsidiary of M.D.C. Holdings, Inc., "FAMC") manages the operations of two publicly-traded real estate investment trusts (each a "REIT"). MDC also owns interests in various other investments.

     HOME BUILDING.

     INVENTORIES - Inventories are stated at the lower of cost or net realizable value and include interest capitalized during the period of active development through the completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects actively being developed. Land and related costs are transferred to housing inventory when construction commences.

     Net realizable value is based on the Company's plans for development and build-out of each project using estimated sales prices less estimated costs to complete (which includes interest anticipated to be capitalized during active development) and sell the project. Net realizable value does not represent, for a specific project, the current sales price that the Company could obtain from third parties for such properties and projects at their current stage of development. Management believes that its assumptions as to projected demand are reasonable based on present economic conditions and that financing will be available to enable the Company to realize the carrying value of its home building inventories consistent with its plans for build-out and development.
At December 31, 1994 and 1993, inventory valuation reserves totalled $34,067,000 and $40,829,000, respectively. The Company charged $4,000,000 in 1994 and $2,345,000 in 1993 to costs and expenses in connection with such inventory valuation reserves. Inventory valuation reserves utilized through home sales, land sales and in connection with the deeding of inactive land inventories, totalled $10,762,000, $8,616,000 and $11,808,000 for the years ended
December 31, 1994, 1993 and 1992, respectively.

     REVENUE RECOGNITION - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after the sale.

     WARRANTY COSTS - The Company's homes are sold with limited ten-year warranties from independent entities. Home buyer claims under these warranties generally are subject to a deductible payable by the Company. Reserves, which are included in home cost of sales, are established by the Company on a per-house basis to cover anticipated costs of repairs during the Company's warranty period and a portion of the supplemental warranty deductible.

     MORTGAGE LENDING.

     RESTRICTED CASH - Restricted cash represents cash pledged to support certain letters of credit.

     MORTGAGE LOANS HELD IN INVENTORY - The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or market based upon such commitments for loans to be delivered into such commitments or prevailing market for uncommitted loans. Substantially all of the loans originated or purchased by the Company are sold to private investors within 45 days of origination or purchase. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

     REVENUE RECOGNITION - Loan origination fees in excess of origination costs incurred and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

     ASSET MANAGEMENT.

     RESTRICTED CASH - Restricted cash represents mortgage loan principal and interest receipts held pending distribution to holders of mortgage-backed bonds.


     EQUITY CMO INTERESTS - MDC owns a 49.999% ownership interest in seven trusts which in 1987 issued collateralized mortgage obligations ("CMOs") collateralized by fixed-rate agency-guaranteed mortgage certificates. These interests (collectively, "Equity CMO Interests") are accounted for on the equity method.

     MDC's Equity CMO Interests are carried at the lower of cost or undiscounted projected excess cash flow ("Projected Excess Cash Flow") and are included in the line item "Other loans and assets" on the Consolidated Balance Sheet. To the extent Projected Excess Cash Flow is less than carrying cost, a valuation adjustment is recorded. These valuation adjustments provide for estimated losses to be recognized by the related ownership interest in the trusts subsequent to the date on which the valuation adjustments were taken, and the Company's share of such losses have been, and will in the future be, charged against these valuation adjustments as they occur.

     MORTGAGE COLLATERAL AND RELATED ASSETS - Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 had no effect on the Company's Net Income and had an immaterial effect on the Company's Stockholders' Equity. The adoption of SFAS No. 115 changed the accounting for mortgage certificates collateralizing mortgage-backed bonds from a cost basis to a market basis. Accordingly, at December 31, 1994, mortgage certificates collateralizing mortgage-backed bonds are recorded at market. Mortgage certificates are repaid through the pass through of principal payments from the mortgage loans collateralizing these certificates or, in the event of default by the borrower, proceeds from the sale of the underlying property and/or mortgage insurance proceeds. Conventional mortgage loans collateralizing mortgage-backed bonds are carried at cost (outstanding principal balance, net of unamortized premium or discount) and have private mortgage insurance.

     AMORTIZATION OF PREMIUMS AND DISCOUNTS - Premiums and discounts on Mortgage Collateral (as hereinafter defined) and original issue discounts on CMO bonds are amortized over their respective estimated lives based upon a method which provides a constant effective yield and assumes an estimated principal prepayment rate which is adjusted prospectively for actual experience.

     GENERAL.

     CASH AND CASH EQUIVALENTS - The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments with an original maturity of 90 days or less such as commercial paper and repurchase agreements which are included in cash and cash equivalents in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

     PROPERTY AND EQUIPMENT - Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

     EARNINGS PER SHARE - Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. For the year ended December 31, 1994, fully-diluted earnings per share also assumes the conversion into Common Stock of all of the outstanding convertible subordinated notes at the stated conversion price.

     RECLASSIFICATIONS - Certain amounts in the 1993 and 1992 consolidated financial statements have been reclassified to conform to the 1994 presentation.

B. INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).

                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        1994       1993       1992
                                      --------   --------   --------
Home Building
 Home sales. . . . . . . . . . . . .  $784,453   $587,887   $417,190
 Land sales. . . . . . . . . . . . .     8,296      7,441      5,800
 Other revenues. . . . . . . . . . .     1,044      1,485        141
                                      --------   --------   --------
                                       793,793    596,813    423,131
                                      --------   --------   --------

 Home cost of sales. . . . . . . . .   663,549    504,136    355,012
 Land cost of sales. . . . . . . . .     7,977      7,864      5,826
 Inventory valuation reserves. . . .     4,000         --         --
 Marketing . . . . . . . . . . . . .    44,588     34,820     26,203
 General and administrative. . . . .    29,215     27,497     18,529
                                      --------   --------   --------
                                       749,329    574,317    405,570
                                      --------   --------   --------
  Operating Profit . . . . . . . . .    44,464     22,496     17,561
                                      --------   --------   --------

Mortgage Lending
 Interest revenues . . . . . . . . .     2,897      4,769      5,000
 Origination fees. . . . . . . . . .     4,671      6,171      4,195
 Sale of mortgage servicing. . . . .     6,770      4,235      8,359
 Gains (losses) on sales of
  mortgage loans, net. . . . . . . .      (585)     2,864        267
 Mortgage servicing and other. . . .     2,097      1,686      1,523
                                      --------   --------   --------
                                        15,850     19,725     19,344
                                      --------   --------   --------

 Interest expense. . . . . . . . . .       194      1,631      1,733
 General and administrative. . . . .     8,705     10,586      8,381
                                      --------   --------   --------
                                         8,899     12,217     10,114
                                      --------   --------   --------
  Operating Profit . . . . . . . . .     6,951      7,508      9,230
                                      --------   --------   --------

Asset Management
 Interest revenues . . . . . . . . .     8,065     20,584     55,029
 Gains on sales of mortgage-
  related assets . . . . . . . . . .       295      7,505      8,169
 Management fees and other . . . . .     5,509      5,073      3,399
                                      --------   --------   --------
                                        13,869     33,162     66,597
                                      --------   --------   --------

 Interest expense. . . . . . . . . .     7,624     18,118     50,513
 Equity in losses of Equity CMO
  Interests, net . . . . . . . . . .        --      3,100      4,166
 General and administrative. . . . .     3,449      2,948      3,218
                                      --------   --------   --------
                                        11,073     24,166     57,897
                                      --------   --------   --------
  Operating Profit . . . . . . . . .     2,796      8,996      8,700
                                      --------   --------   --------

(Continued)

(Continued)

                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1994         1993         1992
                                       --------     --------     --------
Corporate
  Other revenues . . . . . . . . . .   $  1,357     $  2,376     $  2,496
                                       --------     --------     --------

  Interest expense . . . . . . . . .      9,454       11,454       13,359
  General and administrative . . . .     15,132       14,890       18,108
                                       --------     --------     --------
                                         24,586       26,344       31,467
                                       --------     --------     --------
    Net Corporate Expenses . . . . .    (23,229)     (23,968)     (28,971)
                                       --------     --------     --------

Income Before Income Taxes,
  Extraordinary Gain (Loss) and
  Cumulative Effect of Accounting
  Change . . . . . . . . . . . . . .   $ 30,982     $ 15,032     $  6,520
                                       --------     --------     --------
                                       --------     --------     --------

     Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1994, 1993 and 1992 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheet.

C. PURCHASE OF ASSETS

     In December 1993, as part of the use of proceeds in the 1993 Offering described in Note G, the Company purchased from an unaffiliated liquidating trust (the "Trust") (i) 1,990 shares (19.9%) of Richmond Homes, Inc. I (the Company's consolidated subsidiary which conducts substantially all of the Company's home building activities in Colorado, "Richmond Homes") common stock;
(ii) 1,400 shares of Class A preferred stock of Richmond Homes; (iii) a general partnership interest in Rock Creek Investment Partnership, a partnership in which Richmond Homes also was a partner; and (iv) 2,560,866 shares of Common Stock of MDC ("MDC Common Stock") (collectively, the "Trust Securities").

     MDC paid $16,038,000 in cash for the Trust Securities other than the shares of MDC Common Stock. The purchase price of the Trust Securities, other than the shares of MDC Common Stock, was allocated to the assets received to the extent of their fair value. The consideration paid in excess of the fair value was accounted for as a part of the reacquisition price of the Restructured Notes Payable (as hereinafter defined) which were repurchased in related transactions. See Note G. The per share purchase price for the shares of MDC Common Stock was approximately $5.93 which was based on closing prices of MDC Common Stock reported on the New York Stock Exchange for certain trading days preceding the closing date of the 1993 Offering.

Following the purchase of the Trust Securities, MDC owned 65% of the outstanding Richmond Homes common stock and all of the Richmond Homes preferred stock.

     Prior to February 2, 1994, Larry A. Mizel (Chairman of the Board and
Chief Executive Officer of the Company) and David D. Mandarich (Executive
Vice President-Real Estate, Co-Chief Operating Officer and a director of the Company) owned 35% of the outstanding shares of Richmond Homes common stock. In furtherance of the Company's desire to own all of the outstanding shares of Richmond Homes common stock, in December 1993, a special committee of the Board of Directors of the Company (the "Special Committee") negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to acquire the shares of Richmond Homes common stock owned by them in exchange for MDC Common Stock with a value of up to $3,500,000 in the aggregate. For purposes of the exchange, the shares of MDC Common Stock were valued at $5.75 per share, the closing price of MDC Common Stock on the date of the option agreement. The Special Committee engaged a financial advisor to perform a business enterprise valuation of Richmond Homes. In February 1994, based on the results of the valuation, the maximum value of $3,500,000 of MDC Common Stock (an aggregate of 608,695 shares) was issued to Messrs. Mizel and Mandarich in exchange for their shares of Richmond Homes common stock. As of February 2, 1994, MDC owns 100% of the equity of Richmond Homes.

     As the transaction with Messrs. Mizel and Mandarich was between related parties, the issuance of the MDC Common Stock was recorded based on the net book value of Richmond Homes, which had approximately zero common stockholders' equity at the date of the acquisition. Accordingly, the value of the shares of MDC Common Stock issued to Messrs. Mizel and Mandarich was recorded at zero.

D. MORTGAGE LOANS HELD IN INVENTORY

     Mortgage loans held in inventory consist of (in thousands):

                                                        DECEMBER 31,
                                                  -----------------------
                                                     1994           1993
                                                  --------       --------
First mortgage loans
  Conventional . . . . . . . . . . . . . . . .    $ 28,857       $ 32,182
  FHA and VA . . . . . . . . . . . . . . . . .      17,467         36,913
                                                  --------       --------
                                                    46,324         69,095
Less
  Unamortized discounts. . . . . . . . . . . .      (1,063)          (177)
  Deferred fees. . . . . . . . . . . . . . . .        (212)          (205)
  Allowance for loan losses. . . . . . . . . .        (681)          (648)
                                                  --------       --------
  Total. . . . . . . . . . . . . . . . . . . .     $44,368        $68,065
                                                  --------       --------
                                                  --------       --------

Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 8.4% and 7.1%, respectively, at December 31, 1994 and 1993.

E. MORTGAGE COLLATERAL AND RELATED ASSETS AND MORTGAGE-BACKED BONDS AND RELATED LIABILITIES

     In the past, mortgage-backed bonds were issued by limited- purpose subsidiaries of the asset management segment and other non-related entities. Payments are made on the bonds on a periodic basis as a result of, and in amounts related to, corresponding payments received on the underlying mortgage collateral (the "Mortgage Collateral"). Mortgage Collateral for mortgage-backed bonds payable consists of fixed-rate mortgage loans and mortgage-backed securities secured by first liens on single-family residential housing. Mortgage-backed securities consist of Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") mortgage pass-through certificates and conventional mortgage loans. All of the Mortgage Collateral and related assets are held by a trustee. All principal and interest on the collateral is remitted directly to a trustee and is available for payment on the bonds, all of which are rated "AAA" by Standard and Poor's Corporation or other national credit rating agencies. The Company has not guaranteed, nor is it otherwise obligated with respect to, these mortgage-backed bond issues.

     The following assets and liabilities are held by trustees (in thousands):

                                                      DECEMBER 31,
                                                  ---------------------
                                                    1994        1993
                                                  -------     --------
Assets
  Restricted cash. . . . . . . . . . . . . . .    $ 3,227     $ 15,071
  Interest and other receivables . . . . . . .        640        1,428
  Mortgage-backed securities
    FNMA certificates. . . . . . . . . . . . .     13,382       22,962
    GNMA certificates. . . . . . . . . . . . .     34,164       56,590
  Conventional mortgage loans. . . . . . . . .     13,930       36,135
  Valuation reserve. . . . . . . . . . . . . .     (2,259)          --
  Unamortized discounts and premiums, net. . .       (301)      (1,189)
  Other assets . . . . . . . . . . . . . . . .      1,791        3,169
                                                  -------     --------

Total Mortgage Collateral and Related Assets .     64,574      134,166
                                                  -------     --------

Liabilities
  Accounts payable and accrued interest. . . .      1,231        3,470
  Mortgage-backed bonds. . . . . . . . . . . .     59,926      120,818
  Unamortized discounts. . . . . . . . . . . .       (283)        (788)
                                                  -------     --------

Total Mortgage-Backed Bonds and Related
  Liabilities. . . . . . . . . . . . . . . . .     60,874      123,500
                                                  -------     --------

Net Assets . . . . . . . . . . . . . . . . . .    $ 3,700     $ 10,666
                                                  -------     --------
                                                  -------     --------

     The weighted-average effective yield on the Mortgage Collateral was approximately 9.5% and 9.9% at December 31, 1994 and 1993. Mortgage-backed bonds mature through 2019 and bear interest at weighted-average rates of 9.9% and 10.0%, respectively, at December 31, 1994 and 1993. The negative difference between the effective yield on the Mortgage Collateral and interest rates on the mortgage-backed bonds primarily is covered by the overcollateralization of the bonds.

     Because the mortgage-backed bond indentures prohibit liquidation of the Mortgage Collateral, the Mortgage Collateral cannot be sold unless the corresponding mortgage-backed bonds payable are redeemed. The mortgage-backed bonds can be redeemed before maturity by the Company only under certain prescribed conditions. If those conditions are met, and the Company redeems the mortgage-backed bonds, the mortgage-backed bonds would be redeemed at par and any market appreciation or depreciation on the related Mortgage Collateral would accrue to the Company.

     In 1994 and 1993, MDC sold, at a premium, Mortgage Collateral totalling $19,088,000 and $44,735,000, respectively. The proceeds from these sales were utilized to redeem in full the related outstanding mortgage-backed bonds which totalled $19,109,000 and $44,375,000, respectively. These sales, net of redemptions, resulted in pre-tax gains totalling $295,000 and $2,129,000, respectively.

     In 1992, MDC sold, at a premium, Mortgage Collateral totalling $73,345,000. The proceeds from these sales were utilized to redeem in full the related outstanding mortgage- backed bonds which totalled $74,021,000. Additionally, in 1992, the Company sold, at a premium, Mortgage Collateral and related assets totalling $92,305,000 subject to the related mortgage- backed bonds and related liabilities totalling $91,300,000. The above sales resulted in pre-tax gains totalling $8,169,000. The redemption of the $74,021,000 of mortgage-backed bonds resulted in an aggregate extraordinary loss on the early extinguishment of debt of $2,851,000, net of an income tax benefit of $1,469,000.

F. LINES OF CREDIT

     HOME BUILDING - The aggregate amount of MDC's home building bank lines of credit at December 31, 1994 was $153,000,000 compared with $65,000,000 at December 31, 1993. Available borrowings under these bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At December 31, 1994, $62,332,000 was borrowed and an additional $64,258,000 was collateralized and available to be borrowed. At December 31, 1994, the weighted-average interest rate of the lines of credit was 8.85%.

     MORTGAGE LENDING - The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1994, was $51,000,000. Available borrowings under this bank line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1994, $23,211,000 was borrowed and an additional $5,929,000 was collateralized and available to be borrowed. The mortgage lending line of credit is cancellable upon 90 days' notice. At December 31, 1994, the weighted-average interest rate of the line was 3.42%.

     GENERAL - The agreements for the Company's bank lines of credit include representations, warranties and covenants, the most restrictive of which require that the Company maintain certain minimum defined stockholders' equity. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

G. NOTES PAYABLE

     SENIOR NOTES AND SUBORDINATED NOTES - The Senior Notes (as hereinafter defined) and the subordinated notes consist of (in thousands):


                                                  DECEMBER 31,
                                              -------------------
                                                1994      1993
                                              --------  ---------
Senior Notes
   11 1/8% Senior Notes due December 2003
      (effective rate 12.3%). . . . . . . . . $187,352   $187,199
                                              --------   --------
                                              --------   --------

Subordinated notes
   8 3/4% Convertible Subordinated Notes
      due December 2005, convertible into
      Common Stock at $7.75 per common share
      (effective rate 9.5%) . . . . . . . . . $ 28,000   $ 28,000
   6.64% Subordinated Fixed-Rate Notes
     due April 1998(effective rate 6.7%). . .   10,217     10,213
                                              --------   --------
                                              $ 38,217   $ 38,213
                                              --------   --------
                                              --------   --------

     In December 1993, the Company completed an offering (the "1993 Offering") of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Senior Notes were sold at 98.525% of par value. The Convertible Subordinated Notes were sold at par value and are convertible into MDC Common Stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. A portion of the proceeds of the 1993 Offering was utilized to redeem $51,816,000 principal amount of 11 1/4% senior subordinated notes due May 1996 at par value, resulting in an extraordinary loss on the early extinguishment of debt of $885,000, net of an income tax benefit of $559,000.

     The Senior Notes are guaranteed, fully and unconditionally, and jointly and severally on an unsecured subordinated basis (the "Guaranties") by most of the Company's home building segment subsidiaries (the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness as defined in the indenture pursuant to which the Senior Notes are issued (the "Senior Notes Indenture"). In addition, the Senior Notes are secured by a first priority pledge of the capital stock of most of the Guarantors plus the capital stock of HomeAmerican. The Senior Notes Indenture contains certain covenants which, among other things, limit (i) the incurrence of additional Indebtedness (as defined) by the Company and Restricted Subsidiaries (as defined);

(ii) the payment of dividends; (iii) the repurchase of capital stock or subordinated indebtedness; and (iv) the ability to enter into transactions with Affiliates (as defined) or merge, consolidate or transfer substantially all of the Company's or a Guarantor's assets. At December 31, 1994, the Company was in compliance with all covenants.

     The Company, as of April 1, 1993, exchanged its $10,230,000 principal amount subordinated exchangeable variable-rate notes due July 1994 for five-year subordinated fixed-rate notes. The new notes bear interest at 6.64%, payable quarterly, and mature on April 1, 1998.

     The Company redeemed its remaining $355,000 principal amount 10 1/2% subordinated notes due April 1995 at par on March 31, 1993. On April 15, 1993, the Company's 7% subordinated notes totalling $1,355,000 matured and were paid in full.

     RESTRUCTURED NOTES PAYABLE - All of the restructured notes payable (the "Restructured Notes Payable") outstanding were repurchased by the Company in December 1993 and January 1994 with a portion of the proceeds from the 1993 Offering. The consideration paid for the Restructured Notes Payable plus certain reacquisition costs described in Note C resulted in an extraordinary gain on the early extinguishment of debt in 1993 of $16,708,000, net of income taxes of $10,526,000.

     OTHER NOTES PAYABLE - Notes payable other than the notes discussed above consist principally of loans collateralized by real estate, mortgage loans and a building. These notes bear interest at rates ranging from 8.0% to 12.0%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $70,000,000 at December 31, 1994.

     GENERAL - The following table sets forth the scheduled principal payments on the Senior Notes, subordinated notes and notes payable at December 31, 1994 (in thousands).

                    1995.......... $ 14,826
                    1996..........   11,381
                    1997..........    2,388
                    1998..........   13,195
                    1999..........      834
                    Thereafter....  222,761

H. STOCKHOLDERS' EQUITY

     In 1993, the Company adopted incentive plans (the "Plans") to replace the 1983 Incentive Stock Option Plan and the 1983 Non-

Qualified Stock Option Plan, each of which expired in January 1993. A summary of the Plans follows:

     EMPLOYEE EQUITY INCENTIVE PLAN - The Employee Equity Incentive Plan (the "Employee Plan") provides for an initial authorization of 2,100,000 shares of MDC Common Stock for issuance thereunder plus an additional annual authorization equal to 10% of the then authorized shares of MDC Common Stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive stock options granted under this plan are exercisable at prices greater than or equal to the market value on the date of grant over periods of up to six years. Non-statutory options granted under this plan have discretionary exercise prices and are exercisable over periods of up to six years.

     DIRECTOR EQUITY INCENTIVE PLAN - Under the Director Equity Incentive Plan (the "Director Plan"), non-employee directors of the Company will be entitled to receive stock options. The Director Plan provides for an initial authorization of 300,000 shares of MDC Common Stock for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC Common Stock under the Director Plan. Each option granted under the Director Plan will expire five years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the MDC Common Stock on the date of grant of the option.

     A summary of the changes in options during each of the three years ended December 31, 1994 is as follows (in shares of MDC Common Stock):

Outstanding - January 1, 1992. . . . . . . . . . . . . . . . . . . . . 2,545,270
     Exercised at prices ranging from $.28 to $1.88. . . . . . . . . .  (256,850)
     Granted - prices ranging from $3.00 to $3.38. . . . . . . . . . .   490,000
     Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (179,983)
                                                                       ---------
Outstanding - December 31, 1992. . . . . . . . . . . . . . . . . . . . 2,598,437
     Exercised at prices ranging from $.28 to $1.88. . . . . . . . . .  (489,938)
     Granted at prices ranging from $3.88 to $6.60 . . . . . . . . . . 1,185,000
     Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (92,125)
                                                                       ---------
Outstanding - December 31, 1993. . . . . . . . . . . . . . . . . . . . 3,201,374
     Exercised at prices ranging from $.28 to $1.88. . . . . . . . . .  (271,974)
     Granted at prices ranging from $4.75 to $6.38 . . . . . . . . . . . 635,000
     Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,000)
                                                                       ---------
Outstanding - December 31, 1994                                        3,561,400
                                                                       ---------
                                                                       ---------
Exercise prices of outstanding options . . . . . . . . . . . . . . . .   $.28 to
   at December 31, 1994                                                    $6.60
                                                                       ---------
                                                                       ---------
Exercisable at December 31, 1994 . . . . . . . . . . . . . . . . . . . 1,953,888
                                                                       ---------
                                                                       ---------
Reserved for issuance at December 31, 1994 . . . . . . . . . . . . . .   870,000
                                                                       ---------
                                                                       ---------

I. INTEREST

     Interest activity is set forth below (in thousands):


                                             YEAR ENDED DECEMBER 31,
                                          ----------------------------
                                             1994     1993      1992
                                          --------  --------  --------
Interest capitalized in home
   building inventory, beginning
   of year . . . . . . . . . . . . . . .  $ 42,681  $ 48,440  $ 58,383
Corporate and home building
   interest incurred. . . . . . . . . . .   35,799    25,505    24,802
Corporate and home building
   interest expensed. . . . . . . . . . .   (9,454)  (11,454)  (13,359)
Previously capitalized home
   building interest included in
   cost of sales. . . . . . . . . . . . .  (26,548)  (19,810)  (21,386)
                                          --------  --------  --------
Interest capitalized in home
   building inventory, end of year . . .  $ 42,478  $ 42,681  $ 48,440
                                          --------  --------  --------
                                          --------  --------  --------
Home building inventories, end of
   year . . . . . . . . . . . . . . . . . $464,157  $393,904  $339,335
                                          --------  --------  --------
                                          --------  --------  --------

J. INCOME TAXES

     The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1992. The cumulative effect of this change in accounting for income taxes was $1,700,000, determined as of January 1, 1992, and is reported separately in the Consolidated Statements of Income for the year ended
December 31, 1992.

     Total income tax expense (benefit) has been allocated as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------
                                                1994     1993      1992
                                              -------  -------   -------
Tax expense on income before
   income taxes, extraordinary gain
   (loss) and cumulative effect of
   accounting change. . . . . . . . . . . . . $11,727  $ 4,976   $ 1,755
Extraordinary gain (loss) . . . . . . . . . .    --      9,967    (1,346)
Stockholders' equity, related to
   exercise of stock options. . . . . . . . .    (214)    (693)     (231)
                                              -------  -------   -------
                                              $11,513  $14,250   $   178
                                              -------  -------   -------
                                              -------  -------   -------

     The significant components of income tax expense on income before income taxes, extraordinary gain (loss) and cumulative effect of accounting change consist of the following (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                   -------------------------
                                                     1994     1993    1992
                                                   -------  -------  -------
Current Tax Expense
     Federal . . . . . . . . . . . . . . . . . . . $13,970  $ 6,485  $10,371
     State . . . . . . . . . . . . . . . . . . . .   1,603      853    1,070
                                                   -------  -------  -------
        Total Current . . . . . . . . . . . . . .   15,573    7,338   11,441
                                                   -------  -------  -------
Deferred Tax Expense (Benefit)
     Federal . . . . . . . . . . . . . . . . . . .  (2,540)  (1,933)  (9,736)
     State . . . . . . . . . . . . . . . . . . . .  (1,306)    (429)      50
                                                   -------  -------  -------
        Total Deferred . . . . . . . . . . . . . .  (3,846)  (2,362)  (9,686)
                                                   -------  -------  -------
Total Income Tax Expense . . . . . . . . . . . . . $11,727   $4,976   $1,755
                                                   -------  -------  -------
                                                   -------  -------  -------

                                      F-24

     The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to pre-tax income before extraordinary gain (loss) and cumulative effect of accounting change, as a result of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                     1994    1993    1992
                                                   -------  ------  ------
Tax expense computed at statutory
   rate . . . . . . . . . . . . . . . . . . . . .  $10,844  $5,261  $2,216
Increase (reduction) due to:
     Permanent differences between
        financial statement income and
        taxable income . . . . . . . . . . . . . .  (1,089)   (559)   (621)
     State income tax, net of federal benefit. . .     933     274     708
     Adjustments to prior years' income
        taxes. . . . . . . . . . . . . . . . . . .     978     --      108
     Other . . . . . . . . . . . . . . . . . . . .      61     --     (656)
                                                   -------  ------  ------
Income Tax Expense . . . . . . . . . . . . . . . . $11,727  $4,976  $1,755
                                                   -------  ------  ------
                                                   -------  ------  ------

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                               DECEMBER 31,
                                                             -------  -------
                                                              1994     1993
                                                             -------  -------
Deferred Tax Assets:
     Investment in partnerships, Equity CMO
        Interests and other non-consolidated
        subsidiaries . . . . . . . . . . . . . . . . . . . . $   655  $ 5,538
     Reserve for losses. . . . . . . . . . . . . . . . . . .  10,340    6,845
     Inventory valuation reserves. . . . . . . . . . . . . .   8,092    8,200
     Equity CMO Interest impairment. . . . . . . . . . . . .   1,610    2,199
     Accrued liabilities . . . . . . . . . . . . . . . . . .   4,196    2,594
     Property and equipment. . . . . . . . . . . . . . . . .     932      919
     Other assets, additional costs
        capitalized for tax purposes . . . . . . . . . . . .     910    1,825
                                                             -------  -------
           Total gross deferred tax assets . . . . . . . . .  26,735   28,120
     Less valuation allowance. . . . . . . . . . . . . . . .  (3,000)  (2,939)
                                                             -------  -------
           Deferred tax assets . . . . . . . . . . . . . . .  23,735   25,181
                                                             -------  -------
Deferred Tax Liabilities:
     Inventory, additional costs capitalized
        for financial statement purposes. . . . . . . . . .    5,353   12,163
     Discount on notes receivable. . . . . . . . . . . . . .   5,536    3,182
     Deferred revenue, principally due to
        installment sales. . . . . . . . . . . . . . . . . .     902    1,736
                                                             -------  -------
           Total gross deferred tax liabilities. . . . . . .  11,791   17,081
                                                             -------  -------
     Net Deferred Tax Asset. . . . . . . . . . . . . . . . . $11,944   $8,100
                                                             -------  -------
                                                             -------  -------

     M.D.C. Holdings, Inc. and its wholly owned subsidiaries file a consolidated federal income tax return (an "MDC Consolidated Return"). Richmond Homes and its wholly owned subsidiaries filed separate consolidated federal income tax returns for the periods from December 28, 1989 through February 2, 1994 (each a "Richmond Homes Consolidated Return").

     The Internal Revenue Service (the "IRS") has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and the Richmond Homes Consolidated Returns for the years 1989 and 1990 and has proposed certain adjustments to the taxable income reflected in such returns. In general, the proposed adjustments would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process and believes the amount of these adjustments will be reduced as a result. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may arise as a result of the proposed adjustments.

     In December 1994, the Company and the IRS appeals officer resolved, subject to approval of the Congressional Joint Committee on Taxation, all outstanding issues with respect to the IRS examination of the 1984 and 1985 MDC Consolidated Returns. In connection with this resolution, the Company paid the IRS $8,000,000 for the additional taxes and interest due for 1984 and 1985, as computed by the IRS. Adequate provision for these additional taxes and interest had been made by the Company in prior years.

K. EARNINGS PER SHARE

     Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. In 1994, the computation of fully-diluted earnings per share also assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC Common Stock. The primary and fully-diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1994        1993        1992
                                                                                  ---------   ---------   --------
 PRIMARY EARNINGS PER SHARE CALCULATION:
     Income before extraordinary gain (loss) and cumulative effect of
          accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,255   $  10,056   $  4,765
     Extraordinary gain (loss) from early extinguishment of debt, net of
         income taxes (benefit) of: 1993, $9,967; 1992, ($1,346) . . . . . . . .         --      15,823     (2,613)
     Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .         --          --      1,700
                                                                                  ---------   ---------   --------
          Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,255   $  25,879   $  3,852
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------
 Weighted-average shares outstanding . . . . . . . . . . . . . . . . . . . . . .     18,951      20,501     20,162
 Dilutive stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,455       1,839      1,688
                                                                                  ---------   ---------   --------
 Total Weighted-Average Shares . . . . . . . . . . . . . . . . . . . . . . . . .     20,406      22,340     21,850
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------
 PRIMARY EARNINGS PER SHARE
     Income before extraordinary gain (loss) and cumulative effect of
          accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     .94   $     .45   $    .22
     Extraordinary gain (loss) from early extinguishment of debt . . . . . . . .         --         .71       (.12)
     Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .         --          --        .08
                                                                                  ---------   ---------   --------
          Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     .94   $    1.16   $    .18
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------

 FULLY-DILUTED EARNINGS PER SHARE CALCULATION:
     Income before extraordinary gain (loss) and cumulative effect of
          accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,255   $  10,056   $  4,765
     Adjustment for interest on Convertible Subordinated Notes, net of
          income tax benefit; conversion assumed . . . . . . . . . . . . . . . .      1,536          --         --
                                                                                  ---------   ---------   --------
     Adjusted income before extraordinary gain (loss) and cumulative effect
          of accounting change . . . . . . . . . . . . . . . . . . . . . . . . .     20,791      10,056      4,765
     Extraordinary gain (loss) from early extinguishment of debt, net of
          income taxes (benefit) of: 1993, $9,967; 1992, ($1,346). . . . . . . .         --      15,823     (2,613)
     Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .         --          --      1,700
                                                                                  ---------   ---------   --------
          Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  20,791    $ 25,879   $  3,852
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------
 Weighted-average shares outstanding . . . . . . . . . . . . . . . . . . . . . .     18,951      20,501     20,162
 Dilutive stock options. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,457       1,839      1,688
 Shares issuable upon conversion of
     Convertible Subordinated Notes; conversion assumed. . . . . . . . . . . . .      3,613          --         --
                                                                                  ---------   ---------   --------
 Total Weighted-Average Shares . . . . . . . . . . . . . . . . . . . . . . . . .     24,021      22,340     21,850
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------
 FULLY-DILUTED EARNINGS PER SHARE
     Income before extraordinary gain (loss) and cumulative effect of
          accounting change. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     .87   $     .45   $    .22
     Extraordinary gain (loss) from early extinguishment of debt . . . . . . . .         --         .71       (.12)
     Cumulative effect of accounting change. . . . . . . . . . . . . . . . . . .         --          --        .08
                                                                                  ---------   ---------   --------
          Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     .87   $    1.16   $    .18
                                                                                  ---------   ---------   --------
                                                                                  ---------   ---------   --------

L. LEGAL PROCEEDINGS

     SETTLEMENT OF WESTERN SAVINGS CIVIL MATTERS.

     In December 1994, the Company and the Resolution Trust Corporation (the "RTC"), acting in its corporate capacity as receiver for Western Savings and Loan Association ("Western"), executed a final settlement agreement providing for the mutual release of all potential claims between the parties and certain related persons insofar as such claims relate to any of the Company's past transactions with Western.

     Under the terms of the settlement, MDC paid to the RTC $3,912,000, which MDC reserved (and set aside the cash) for as of December 31, 1992 when an agreement in principle for the settlement was executed by the parties. MDC believes that consummation of the settlement agreement will not result in any material adverse effect on the Company's operations or financial position. The settlement remains subject to the entry of a court order determining that the settlement precludes the filing of cross-claims against MDC by various third parties, a condition which can be waived or extended by the Company.

     EXPANSIVE SOILS CASES.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado and by a homeowner in the Rock Creek development located in Boulder County, Colorado. The complaints, each of which seek certification of a class action, purport to allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act, non-disclosure and a claim for exemplary damages. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has not as yet been required to file a response to any of the complaints or to any discovery in these cases. While the ultimate outcome of these matters is uncertain, management does not believe that the outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

     The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have (i) agreed to defend the Company in the Highlands Ranch case subject to reservations of rights; and
(ii) not responded, as yet, to the request to defend the Company with respect to the matters alleged in the two other complaints.

     OTHER.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

     The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

M. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value.

     CASH AND CASH EQUIVALENTS - For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.

     INVESTMENTS AND MARKETABLE SECURITIES, NET - Investments in marketable equity securities are carried on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investments is a reasonable estimate of the fair value.

     INVESTMENT IN METROPOLITAN DISTRICT BONDS - Investments in metropolitan district bonds are carried on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investments is a reasonable estimate of the fair value.

     MORTGAGE LOANS HELD IN INVENTORY - The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans which have no forward commitments, loans in inventory are stated at the lower of cost or market. Accordingly, the carrying value is a reasonable estimate of fair value.

     MORTGAGE COLLATERAL, NET, AND ASSETS RELATED TO MORTGAGE-BACKED BONDS AND RELATED LIABILITIES, AND MORTGAGE-BACKED BONDS, NET, AND RELATED LIABILITIES, RECOURSE SOLELY TO LIMITED-PURPOSE SUBSIDIARY ASSETS - Mortgage Collateral and related assets which are estimated not to be salable (under terms in indentures governing the corresponding mortgage-backed bonds) within one year are valued at par plus (minus) the discounted estimated value of the remaining cash flow (cash deficit) to be realized (paid) by MDC over the remaining economic life of the corresponding Mortgage Collateral.

     Mortgage Collateral and related assets which are estimated to be salable (under terms in indentures governing the corresponding mortgage-backed bonds) within one year, at a profit or to minimize a loss, are valued at the estimated value of the Mortgage Collateral (less any costs necessary to effect the sale and subsequent call of the related mortgage-backed bonds) plus (minus) the discounted estimated value of the remaining cash flow (cash deficit) to be realized (paid) by MDC from December 31, 1994 to the date of estimated sale.

     Mortgage-backed bonds and related liabilities are valued at call or settlement value (generally face value).

     The cash flow estimates used in determining the fair value for the Mortgage Collateral and related assets assume the liquidation of the mortgage-backed bonds and related liabilities at call or settlement dates.

     NOTES PAYABLE AND LINES OF CREDIT - The Company's notes payable and lines of credit are at floating rates or at fixed rates which approximate current market rates and have relatively short-term maturities. Accordingly, the carrying value is a reasonable estimate of fair value.

     SENIOR NOTES AND SUBORDINATED NOTES - Senior Notes and subordinated notes are valued based on dealer quotes.

     The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                              DECEMBER 31, 1994      DECEMBER 31, 1993
                                           ----------------------  ----------------------
                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                             AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                           ---------   ----------   --------   ----------
Financial assets
  Cash and cash equivalents. . . . . . .   $ 43,564    $ 43,564    $ 63,003    $ 63,003
  Investments and marketable
    securities, net. . . . . . . . . . .      6,089       6,089         765         765
  Investment in metropolitan
    district bonds . . . . . . . . . . .         --          --      13,795      13,795
  Mortgage loans held in inventory . . .     44,368      44,368      68,065      68,065
  Mortgage Collateral, net, and
    assets related to mortgage-
    backed bonds and related
    liabilities. . . . . . . . . . . . .     64,574      63,380     134,166     128,824

Financial liabilities
  Notes payable. . . . . . . . . . . . .     37,168      37,168      66,119      66,119
  Lines of credit. . . . . . . . . . . .     85,543      85,543      54,145      54,145
  Senior Notes . . . . . . . . . . . . .    187,352     156,750     187,199     195,700
  Subordinated notes . . . . . . . . . .     38,217      31,922      38,213      39,011
  Mortgage-backed bonds, net, and
    related liabilities, recourse
    solely to limited-purpose
    subsidiary assets. . . . . . . . . .     60,874      60,874     123,500     123,500


N. COMMITMENTS AND CONTINGENCIES

     To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1994, commitments by HomeAmerican to originate mortgage loans totalled $24,125,000, at market rates of interest. At December 31, 1994, unexpired forward commitments to sell loans totalled $55,700,000.

     MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year are $2,294,000 in 1995, $1,726,000 in 1996, $1,039,000 in 1997, $819,000 in 1998, $397,000 in 1999 and
$194,000 thereafter. Rent expense under cancellable and noncancellable leases totalled $3,250,000, $2,956,000 and $2,731,000 in 1994, 1993 and 1992,
respectively.

     On August 4, 1994, Superior Metropolitan District No. 1 ("District No. 1") and Superior Metropolitan District No. 2 ("District No. 2") (collectively, the "Districts") issued $35,730,000 principal amount of bonds (the "Bonds"). The Districts were organized and are operated to provide, among other things, water and sanitary sewer services, street improvements and park and recreation facilities for inhabitants of a master- planned community located northwest of Denver (the "Project"). A significant portion of the Project served by the Districts is owned and is being developed by the Company. The Company received $16,395,000 of the proceeds of the Bond issuances to redeem in full, at par value, the Districts' outstanding bonds. Additionally, proceeds totalling approximately $11,000,000 were paid to the Company by District No. 1 to purchase certain interests in a water supply project (the "Water Project") and to reimburse the Company for prepaid water taps and for certain other funds previously advanced to District No. 1.

     In connection with the issuance of the Bonds, MDC has guaranteed payment of principal and interest on $27,500,000 principal amount of District No. 1 Bonds and has entered into certain agreements with District No. 1 to purchase certain water and sewer taps and pay certain storm drainage fees in connection with the Company's home building operations within the Project. In connection with the guarantee, MDC was required to deposit $6,000,000 into a trust account. The $6,000,000 will be released in $1,000,000 increments as certain levels of completed homes are achieved in the Project, provided that if the Water Project is not completed by January 1, 1997 or if the Water Project is enjoined and such injunction is not lifted, no withdrawals may occur. In addition, MDC has guaranteed payment of principal and interest on $2,580,000 principal amount of District No. 2 Bonds.

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

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)



                                                                     UNCONSOLIDATED
                                                        -----------------------------------------
                                                                                           NON-
                                                                         GUARANTOR      GUARANTOR   ELIMINATING    CONSOLIDATED
                                                           MDC         SUBSIDIARIES   SUBSIDIARIES    ENTRIES           MDC
                                                        ---------      ------------   ------------  -----------    ------------

ASSETS
Corporate. . . . . . . . . . . . . . . . . . . . . .
  Cash and cash equivalents. . . . . . . . . . . . .     $ 31,210       $     --       $     --     $      --        $ 31,210
  Investments in subsidiaries. . . . . . . . . . . .      327,021         26,822         16,948      (370,791)             --
  Advances and notes receivable - Parent and
     subsidiaries. . . . . . . . . . . . . . . . . .      145,900             --        106,486      (252,386)             --
  Property and equipment, net. . . . . . . . . . . .        9,962             --             --            --           9,962
  Deferred income taxes. . . . . . . . . . . . . . .       11,944             --             --            --          11,944
  Deferred issue costs, net. . . . . . . . . . . . .       10,621             --             --            --          10,621
  Other assets, net. . . . . . . . . . . . . . . . .        3,017             --            253            --           3,270
                                                         --------       --------       --------     ---------        --------
                                                          539,675         26,822        123,687      (623,177)         67,007
                                                         --------       --------       --------     ---------        --------
Home Building
  Cash and cash equivalents. . . . . . . . . . . . .           --          9,656            506            --          10,162
  Home sales and other accounts receivable . . . . .          243         23,572             --       (11,307)         12,508
  Investments and marketable securities, net . . . .        6,089             --             --            --           6,089
  Inventories, net
     Housing completed or under construction . . . .           --        258,044         22,275            --         280,319
     Land and land under development . . . . . . . .           --        146,655         37,813          (630)        183,838
  Prepaid expenses and other assets, net . . . . . .        6,601         33,011          4,363            --          43,975
                                                         --------       --------       --------     ---------        --------
                                                           12,933        470,938         64,957       (11,937)        536,891
                                                         --------       --------       --------     ---------        --------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . . . .           --             --          1,607            --           1,607
  Restricted cash. . . . . . . . . . . . . . . . . .           --             --          2,650            --           2,650
  Accrued interest and other assets, net . . . . . .           --             --          1,447            --           1,447
  Mortgage loans held in inventory, net. . . . . . .           --             --         44,368            --          44,368
                                                         --------       --------       --------     ---------        --------
                                                               --             --         50,072            --          50,072
                                                         --------       --------       --------     ---------        --------

Asset Management
  Cash and cash equivalents. . . . . . . . . . . . .           --             --            585            --             585
  Mortgage Collateral, net, and assets related
     to mortgage-backed bonds and related
     liabilities . . . . . . . . . . . . . . . . . .           --             --         64,574            --          64,574
  Other loans and assets, net. . . . . . . . . . . .           --             --          6,316            --           6,316
                                                         --------       --------       --------     ---------        --------
                                                               --             --         71,475            --          71,475
                                                         --------       --------       --------     ---------        --------
         Total Assets. . . . . . . . . . . . . . . .     $552,608       $497,760       $310,191     $(635,114)       $725,445
                                                         --------       --------       --------     ---------        --------
                                                         --------       --------       --------     ---------        --------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)

(continued)


                                                                     UNCONSOLIDATED
                                                        -----------------------------------------
                                                                                           NON-
                                                                         GUARANTOR      GUARANTOR   ELIMINATING    CONSOLIDATED
                                                           MDC         SUBSIDIARIES   SUBSIDIARIES    ENTRIES           MDC
                                                        ---------      ------------   ------------  -----------    ------------


LIABILITIES
Corporate
  Accounts payable and accrued expenses. . . . . . .    $ 34,192        $     --      $    119      $      --       $ 34,311
  Advances and notes payable
     - Parent and Subsidiaries . . . . . . . . . . .      78,665         174,880         7,385       (260,930)            --
  Income taxes payable . . . . . . . . . . . . . . .      11,166              --            --             --         11,166
  Notes payable. . . . . . . . . . . . . . . . . . .       3,583              --            --             --          3,583
  Senior Notes, net. . . . . . . . . . . . . . . . .     187,352              --            --             --        187,352
  Subordinated notes, net. . . . . . . . . . . . . .      38,217              --            --             --         38,217
                                                        --------        --------      --------      ---------       --------
                                                         353,175         174,880         7,504       (260,930)       274,629
                                                        --------        --------      --------      ---------       --------

Home Building
  Accounts payable and accrued expenses. . . . . . .       2,562          64,389         8,448             --         75,399
  Lines of credit. . . . . . . . . . . . . . . . . .          --          62,332            --             --         62,332
  Notes payable. . . . . . . . . . . . . . . . . . .       4,576          18,857        10,152             --         33,585
                                                        --------        --------      --------      ---------       --------
                                                           7,138         145,578        18,600             --        171,316
                                                        --------        --------      --------      ---------       --------

Mortgage Lending
  Accounts payable and accrued expenses. . . . . . .          --              --        13,757        (11,307)         2,450
  Line of credit . . . . . . . . . . . . . . . . . .          --              --        23,211             --         23,211
                                                        --------        --------      --------      ---------       --------
                                                              --              --        36,968        (11,307)        25,661
                                                        --------        --------      --------      ---------       --------

Asset Management
  Accounts payable and accrued expenses. . . . . . .          --              --           670             --            670
  Mortgage-backed bonds, net, and related
     liabilities, recourse solely to limited-
     purpose subsidiary assets . . . . . . . . . . .          --              --        60,874             --         60,874
                                                        --------        --------      --------      ---------       --------
                                                              --              --        61,544             --         61,544
                                                        --------        --------      --------      ---------       --------
         Total Liabilities . . . . . . . . . . . . .     360,313         320,458       124,616       (272,237)       533,150
                                                        --------        --------      --------      ---------       --------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . . . . . .          --              --            10            (10)            --
  Common Stock . . . . . . . . . . . . . . . . . . .         212              18           121           (139)           212
  Additional paid-in capital . . . . . . . . . . . .     133,934         144,756       234,578       (379,334)       133,934
  Retained earnings. . . . . . . . . . . . . . . . .      71,502          32,528       (49,125)        16,597         71,502

  Less treasury stock. . . . . . . . . . . . . . . .     (13,353)             --            (9)             9        (13,353)
                                                        --------        --------      --------      ---------       --------
     Total Stockholders' Equity. . . . . . . . . . .     192,295         177,302       185,575       (362,877)       192,295
                                                        --------        --------      --------      ---------       --------

     Total Liabilities and Stockholders' Equity. . .    $552,608        $497,760      $310,191      $(635,114)      $725,445
                                                        --------        --------      --------      ---------       --------
                                                        --------        --------      --------      ---------       --------

                        SUPPLEMENTAL COMBINING BALANCE SHEET
                                 DECEMBER 31, 1993
                                  (IN THOUSANDS)



                                                                     UNCONSOLIDATED
                                                        -----------------------------------------
                                                                                           NON-
                                                                         GUARANTOR      GUARANTOR   ELIMINATING    CONSOLIDATED
                                                           MDC         SUBSIDIARIES   SUBSIDIARIES    ENTRIES           MDC
                                                        ---------      ------------   ------------  -----------    ------------


ASSETS
Corporate
  Cash and cash equivalents. . . . . . . . . . . . .    $ 42,443        $     --       $     --     $      --        $ 42,443
  Investments in subsidiaries. . . . . . . . . . . .     191,462          23,009         15,030      (229,501)             --
  Advances and notes receivable
     - Parent and subsidiaries . . . . . . . . . . .     260,931              37         91,348      (352,316)             --
  Property and equipment, net. . . . . . . . . . . .      10,432              --             --            --          10,432
  Deferred income taxes. . . . . . . . . . . . . . .          --           8,100             --            --           8,100
  Deferred issue costs, net. . . . . . . . . . . . .      11,233              --             --            --          11,233
  Other assets, net. . . . . . . . . . . . . . . . .       3,476              --            489            --           3,965
                                                        --------        --------       --------     ---------        --------
                                                         519,977          31,146        106,867      (581,817)         76,173
                                                        --------        --------       --------     ---------        --------

Home Building
  Cash and cash equivalents. . . . . . . . . . . . .          --          17,792            687            --          18,479
  Home sales and other accounts receivable . . . . .          41           9,059            213        (3,890)          5,423
  Investment in metropolitan district bonds. . . . .      11,400           2,395             --            --          13,795
  Inventories, net
     Housing completed or under construction . . . .          --         187,796         13,227            --         201,023
     Land and land under development . . . . . . . .      (1,530)        153,068         40,252         1,091         192,881
  Prepaid expenses and other assets, net . . . . . .       1,312          39,728          5,400         2,423          48,863
                                                        --------        --------       --------     ---------        --------
                                                          11,223         409,838         59,779          (376)        480,464
                                                        --------        --------       --------     ---------        --------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . . . .          --              --          1,505            --           1,505
  Restricted cash. . . . . . . . . . . . . . . . . .          --              --          3,400            --           3,400
  Accrued interest and other assets, net . . . . . .          --              --          2,571            --           2,571
  Mortgage loans held in inventory, net. . . . . . .          --              --         68,065            --          68,065
                                                        --------        --------       --------     ---------        --------
                                                              --              --         75,541            --          75,541
                                                        --------        --------       --------     ---------        --------

Asset Management
  Cash and cash equivalents. . . . . . . . . . . . .          --              --            576            --             576
  Mortgage Collateral, net, and assets related
     to mortgage-backed bonds and related
     liabilities . . . . . . . . . . . . . . . . . .          --              --        134,166            --         134,166
  Other loans and assets, net. . . . . . . . . . . .          --              --          9,946            --           9,946
                                                        --------        --------       --------     ---------        --------
                                                              --              --        144,688            --         144,688
                                                        --------        --------       --------     ---------        --------
       Total Assets. . . . . . . . . . . . . . . . .    $531,200        $440,984       $386,875     $(582,193)       $776,866
                                                        --------        --------       --------     ---------        --------
                                                        --------        --------       --------     ---------        --------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1993
                                 (IN THOUSANDS)

(continued)


                                                                        UNCONSOLIDATED
                                                              ------------------------------------
                                                                                         NON-
                                                                         GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                                                MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                                              --------  ------------  ------------  -----------  ------------
LIABILITIES
Corporate
  Accounts payable and accrued expenses. . . . . . . . . . . $  20,564     $     --     $     282    $       --   $   20,846
  Advances and notes payable - Parent and subsidiaries . . .    68,342       176,576       120,800     (365,718)          --
  Income taxes payable . . . . . . . . . . . . . . . . . . .    26,635         2,076            --           --       28,711
  Notes payable. . . . . . . . . . . . . . . . . . . . . . .     3,624            --            --           --        3,624
  Senior Notes, net. . . . . . . . . . . . . . . . . . . . .   187,199            --            --           --      187,199
  Subordinated notes, net. . . . . . . . . . . . . . . . . .    38,213            --            --           --       38,213
                                                             ---------     ---------     ---------   ----------   ----------
                                                               344,577       178,652       121,082     (365,718)     278,593
                                                             ---------     ---------     ---------   ----------   ----------
Home Building
  Accounts payable and accrued expenses. . . . . . . . . . .       864        62,768         6,800          309       70,741
  Lines of credit. . . . . . . . . . . . . . . . . . . . . .        --        24,645            --           --       24,645
  Notes payable. . . . . . . . . . . . . . . . . . . . . . .     9,905        40,548        12,042           --       62,495
                                                             ---------     ---------     ---------   ----------   ----------
                                                                10,769       127,961        18,842          309      157,881
                                                             ---------     ---------     ---------   ----------   ----------
Mortgage Lending
  Accounts payable and accrued expenses. . . . . . . . . . .        --            --        12,375       (3,888)       8,487
  Line of credit . . . . . . . . . . . . . . . . . . . . . .        --            --        29,500                    29,500
                                                             ---------     ---------     ---------   ----------   ----------
                                                                    --            --        41,875       (3,888)      37,987
                                                             ---------     ---------     ---------   ----------   ----------
Asset Management
  Accounts payable and accrued expenses. . . . . . . . . . .        --            --         3,051           --        3,051
  Mortgage-backed bonds, net, and related liabilities,
  recourse solely to limited-purpose subsidiary assets . . .        --            --       123,500           --      123,500
                                                             ---------     ---------     ---------   ----------   ----------
                                                                    --            --       126,551           --      126,551
                                                             ---------     ---------     ---------   ----------   ----------
  Total Liabilities. . . . . . . . . . . . . . . . . . . . .   355,346       306,613       308,350     (369,297)     601,012
                                                             ---------     ---------     ---------   ----------   ----------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . . . . . . . . . .        --        20,475            10      (20,485)          --
  Common Stock . . . . . . . . . . . . . . . . . . . . . . .       209            19           124         (143)         209
  Additional paid-in capital . . . . . . . . . . . . . . . .   133,455        99,725       128,075      227,800)     133,455
  Retained earnings. . . . . . . . . . . . . . . . . . . . .    57,879        14,152       (49,675)      35,523       57,879

  Less treasury stock. . . . . . . . . . . . . . . . . . . .   (15,689)           --            (9)           9      (15,689)
                                                             ---------     ---------     ---------   ----------   ----------
     Total Stockholders' Equity . . . . . . . . . .. . . . .   175,854       134,371        78,525     (212,896)     175,854
                                                             ---------     ---------     ---------   ----------   ----------
     Total Liabilities and Stockholders' Equity . . .  . . . $ 531,200     $ 440,984     $ 386,875   $ (582,193)  $  776,866
                                                             ---------     ---------     ---------   ----------   ----------
                                                             ---------     ---------     ---------   ----------   ----------


                     SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                            YEAR ENDED DECEMBER 31, 1994
                                  (IN THOUSANDS)



                                                                       UNCONSOLIDATED
                                                              ------------------------------------
                                                                                         NON-
                                                                         GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                                                MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                                              --------  ------------  ------------  -----------  ------------
REVENUES:
  Home Building. . . . . . . . . . . . . . . . . . . . . . .      $131      $738,400       $59,542      $(4,280)     $793,793
  Mortgage Lending . . . . . . . . . . . . . . . . . . . . .        --            --        15,850           --        15,850
  Asset Management . . . . . . . . . . . . . . . . . . . . .        --            --        13,869           --        13,869
  Corporate. . . . . . . . . . . . . . . . . . . . . . . . .     1,294            --            63           --         1,357
  Equity in earnings of subsidiaries . . . . . . . . . . . .    36,187         4,351         2,230      (42,768)           --
                                                              --------  ------------  ------------  -----------  ------------
    Total Revenues . . . . . . . . . . . . . . . . . . . . .    37,612       742,751        91,554      (47,048)      824,869
                                                              --------  ------------  ------------  -----------  ------------
COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . . . . . . .     2,432       694,487        54,913       (2,503)      749,329
  Mortgage Lending . . . . . . . . . . . . . . . . . . . . .        --            --         8,899           --         8,899
  Asset Management . . . . . . . . . . . . . . . . . . . . .        --            --        11,073           --        11,073
  Corporate general and administrative . . . . . . . . . . .    14,876            --           256           --        15,132
  Corporate and home building interest . . . . . . . . . . .   (10,678)       18,144         3,836       (1,848)        9,454
                                                              --------  ------------  ------------  -----------  ------------
     Total Expenses. . . . . . . . . . . . . . . . . . . . .     6,630       712,631        78,977       (4,351)      793,887
                                                              --------  ------------  ------------  -----------  ------------
Income before income taxes . . . . . . . . . . . . . . . . .    30,982        30,120        12,577      (42,697)       30,982
Provision for income taxes . . . . . . . . . . . . . . . . .    11,727        11,747         4,905      (16,652)       11,727
                                                              --------  ------------  ------------  -----------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . .   $19,255       $18,373        $7,672     $(26,045)      $19,255
                                                              --------  ------------  ------------  -----------  ------------
                                                              --------  ------------  ------------  -----------  ------------

                    SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                           YEAR ENDED DECEMBER 31, 1993
                                  (IN THOUSANDS)


                                                                       UNCONSOLIDATED
                                                              ------------------------------------
                                                                                         NON-
                                                                         GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                                                MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                                              --------  ------------  ------------  -----------  ------------
REVENUES:
  Home Building. . . . . . . . . . . . . . . . . . . . .          $244      $571,059       $43,029  $   (17,519) $    596,813
  Mortgage Lending . . . . . . . . . . . . . . . . . . .            --            --        19,725           --        19,725
  Asset Management . . . . . . . . . . . . . . . . . . .            --            --        34,535       (1,373)       33,162
  Corporate. . . . . . . . . . . . . . . . . . . . . . .         2,082            --           280           14         2,376
  Equity in earnings of subsidiaries . . . . . . . . . .        26,257         5,277            --      (31,534)           --
                                                              --------  ------------  ------------  -----------  ------------
    Total Revenues . . . . . . . . . . . . . . . . . . .        28,583       576,336        97,569      (50,412)      652,076
                                                              --------  ------------  ------------  -----------  ------------
COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . . . . .        (1,258)      552,025        36,448      (12,898)      574,317
  Mortgage Lending . . . . . . . . . . . . . . . . . . .            --            --        12,217           --        12,217
  Asset Management . . . . . . . . . . . . . . . . . . .            --            --        24,166           --        24,166
  Corporate general and administrative . . . . . . . . .        14,757            --           133           --        14,890
  Corporate and home building interest . . . . . . . . .            52         9,460         3,712       (1,770)       11,454
                                                              --------  ------------  ------------  -----------  ------------
     Total Expenses. . . . . . . . . . . . . . . . . . .        13,551       561,485        76,676      (14,668)      637,044
                                                              --------  ------------  ------------  -----------  ------------
Income before income taxes and extraordinary gain. . . .        15,032        14,851        20,893      (35,744)       15,032
Provision for income taxes . . . . . . . . . . . . . . .         4,976         5,806         7,428      (13,234)        4,976
Income before extraordinary gain . . . . . . . . . . . .        10,056         9,045        13,465      (22,510)       10,056
Extraordinary gain from early extinguishment of debt,
net of income taxes. . . . . . . . . . . . . . . . . . .        15,823            --            --           --        15,823
                                                              --------  ------------  ------------  -----------  ------------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . .   $    25,879    $    9,045  $     13,465  $   (22,510)  $    25,879
                                                              --------  ------------  ------------  -----------  ------------
                                                              --------  ------------  ------------  -----------  ------------

                                     SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                             YEAR ENDED DECEMBER 31, 1992
                                                   (IN THOUSANDS)


                                                                 UNCONSOLIDATED
                                                 ----------------------------------------
                                                                                  NON-
                                                                GUARANTOR      GUARANTOR    ELIMINATING  CONSOLIDATED
                                                      MDC      SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                 ------------  ------------  ------------  ------------  ------------
 REVENUES:
     Home Building . . . . . . . . . . . . . . .      $    --      $403,037     $ 37,338      $(17,244)     $423,131
     Mortgage Lending. . . . . . . . . . . . . .           --            --       19,344            --        19,344
     Asset Management. . . . . . . . . . . . . .           --            --       67,738        (1,141)       66,597
     Corporate . . . . . . . . . . . . . . . . .        2,540            --        1,831        (1,875)        2,496
     Equity in earnings of subsidiaries. . . . .        9,451         4,130           --       (13,581)           --
                                                  -----------  ------------  -----------  ------------   -----------
         Total Revenues  . . . . . . . . . . . .       11,991       407,167      126,251       (33,841)      511,568
                                                  -----------  ------------  -----------  ------------   -----------
 COSTS AND EXPENSES:
     Home Building . . . . . . . . . . . . . . .           --       388,473       33,479       (16,382)      405,570
     Mortgage Lending. . . . . . . . . . . . . .           --            --       10,114            --        10,114
     Asset Management. . . . . . . . . . . . . .           --            --       57,897            --        57,897
     Corporate general and administrative. . . .       18,310            --          (89)         (113)       18,108

     Corporate and home building interest. . . .          698         8,932        4,869        (1,140)       13,359
                                                  -----------  ------------  -----------  ------------   -----------
          Total Expenses . . . . . . . . . . . .       19,008       397,405      106,270       (17,635)      505,048
                                                  -----------  ------------  -----------  ------------   -----------
 Income (loss) before income taxes,
   extraordinary gain (loss) and
   cumulative effect of accounting change. . . .       (7,017)        9,762       19,981       (16,206)        6,520
 Provision (benefit) for income taxes. . . . . .       (3,426)        3,385        7,780        (5,984)        1,755
                                                  -----------  ------------  -----------  ------------   -----------
 Income (loss) before extraordinary
   gain (loss) and cumulative effect of
     accounting change . . . . . . . . . . . . .       (3,591)        6,377       12,201       (10,222)        4,765

 Extraordinary gain (loss) from early
   extinguishment of debt, net of income
     taxes (benefit) . . . . . . . . . . . . . .        7,443           238       (2,851)       (7,443)       (2,613)
 Cumulative effect of accounting change. . . . .           --         1,700           --            --         1,700
                                                  -----------  ------------  -----------  ------------   -----------
 NET INCOME. . . . . . . . . . . . . . . . . . .      $ 3,852      $  8,315     $  9,350      $(17,665)     $  3,852
                                                  -----------  ------------  -----------  ------------   -----------
                                                  -----------  ------------  -----------  ------------   -----------

                                     F-40

                                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                                           YEAR ENDED DECEMBER 31, 1994
                                                 (IN THOUSANDS)

                                                  UNCONSOLIDATED
                                       -------------------------------------
                                                                    NON-
                                                    GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                          MDC      SUBSIDIARIES  SUBSIDIARIES    ENTRIES          MDC
                                       ----------  ------------  ------------  -----------  ------------
 NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES . . . . . . .   $(22,467)    $ (29,215)     $  3,239     $ 11,653      $(36,790)
                                       ----------  ------------  ------------  -----------  ------------
 INVESTING ACTIVITIES:
 Mortgage Collateral
      Principal payments and
        prepayments received  . . . .        --          1,679         27,890           --        29,569
      Sales . . . . . . . . . . . . .        --             --         19,526           --        19,526
 Distributions of Capital
   From Equity CMO Interests. . . . .        --             --          3,213           --         3,213
 Changes in Investments and
   Marketable Securities, net . . . .      (6,377)           --            --           --        (6,377)
 Redemption of (Investment in)
   Metropolitan District Bonds. . . .      14,000         2,395            --           --        16,395
 Affiliate Notes Receivable . . . . .      13,282            --        11,097      (24,379)           --
 Changes in Restricted Cash . . . . .          --            --        16,159           --        16,159
 Other, net . . . . . . . . . . . . .        (301)        1,424          (246)          --           877
                                       ----------  ------------  ------------  -----------  ------------
 Net Cash Provided By Investing
   Activities . . . . . . . . . . . .      20,604         5,498        77,639      (24,379)       79,362
                                       ----------  ------------  ------------  -----------  ------------

 FINANCING ACTIVITIES:
 Net Increase (Reduction) in
   Borrowings From Parent and
   Subsidiaries . . . . . . . . . . .      (1,623)       18,905       (12,675)      (4,607)           --
 Mortgage-backed Bonds -
   Principal Payments . . . . . . . .          --            --       (60,094)          --       (60,094)
 Lines of Credit
      Advances. . . . . . . . . . . .          --       641,874            --           --       641,874
      Principal payments. . . . . . .          --      (606,160)       (6,289)          --      (612,449)
 Notes Payable
      Borrowings. . . . . . . . . . .          --        15,870            --           --        15,870
      Principal payments. . . . . . .      (5,370)      (37,575)       (1,890)          --       (44,835)
 Maturity of Affiliate-Owned
    Debt.                                      --       (17,333)           --       17,333            --
 Treasury Stock Purchases . . . . . .      (1,505)           --            --           --        (1,505)
   Dividend Payments. . . . . . . . .      (1,141)           --            --           --        (1,141)
   Other, net . . . . . . . . . . . .         269            --            --           --           269
                                       ----------  ------------  ------------  -----------  ------------
 Net Cash Provided By (Used In)
   Financing Activities . . . . . . .      (9,370)       15,581       (80,948)      12,726       (62,011)
                                       ----------  ------------  ------------  -----------  ------------
 Net Decrease in Cash and Cash
   Equivalents. . . . . . . . . . . .     (11,233)       (8,136)          (70)         --        (19,439)

 Cash and Cash Equivalents
     Beginning of Year. . . . . . . .      42,443        17,792         2,768          --         63,003
                                       ----------  ------------  ------------  -----------  ------------
     End of Year. . . . . . . . . . .    $ 31,210     $   9,656      $  2,698     $    --       $ 43,564
                                       ==========  ============  ============  ===========  ============

                                   F-41

                                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                                          YEAR ENDED DECEMBER 31, 1993
                                                 (IN THOUSANDS)


                                                                   UNCONSOLIDATED
                                                   ----------------------------------------
                                                                                    NON-
                                                                  GUARANTOR      GUARANTOR    ELIMINATING  CONSOLIDATED
                                                        MDC      SUBSIDIARIES  SUBSIDIARIES     ENTRIES        MDC
                                                   ------------  ------------  ------------  ------------  -----------
 NET CASH USED IN OPERATING ACTIVITIES. . . . . .    $   (5,410)  $  (10,084)    $ (13,562)     $ (5,181)    $(34,237)
                                                   ------------  ------------  ------------  ------------  -----------
 INVESTING ACTIVITIES:
 Mortgage Collateral
      Principal payments and
       prepayments received. . . . . . . . .  . .           --          801         94,408            --        95,209
      Sales . . . . . . . . . . . . . . . . . . .           --           --         47,060            --        47,060
 Distributions of Capital
   From Equity CMO Interests. . . . . . . . . . .           --           --          7,403            --         7,403
 CMO Bond Principal Payments Received . . . . . .                                    7,114                       7,114
 Changes in Investments and
   Marketable Securities, net . . . . . . . . . .       12,000           --             --            --        12,000
 Redemption of (Investment in)
   Metropolitan District Bonds. . . . . . . . . .       (8,700)          --             --            --        (8,700)
 Proceeds From Affiliate Debt
   Maturity . . . . . . . . . . . . . . . . . . .                        20          1,750        (1,770)           --
 Affiliate Notes Receivable. . . . .  . . . . . .        6,406           --          4,120       (10,526)           --
 Changes in Restricted Cash . . . . . . . . . . .           --           --         13,071            --        13,071
 Other, net . . . . . . . . . . . . . . . . . . .       (3,054)        (318)          (704)                     (4,076)
                                                   -----------   ----------    -----------   ------------   ----------
 Net Cash Provided By Investing Activities. . . .        6,652          503        174,222       (12,296)      169,081
                                                   -----------   ----------    -----------   ------------   ----------
 FINANCING ACTIVITIES:
 Net Increase (Reduction) in Borrowings
   From Parent and Subsidiaries . . . . . . . . .      (20,758)      26,761        (11,346)        5,343            --
 Mortgage-backed Bonds - Principal
   Payments . . . . . . . . . . . . . . . . . . .           --           --       (139,658)           --      (139,658)
 Lines of Credit
      Advances. . . . . . . . . . . . . . . . . .        2,887      349,523             --            --       352,410
      Principal payments. . . . . . . . . . . . .       (4,921)    (351,532)        (8,934)           --      (365,387)
 Senior and Subordinated Notes
      Net proceeds. . . . . . . . . . . . . . . .      204,013           --             --            --       204,013
      Payments. . . . . . . . . . . . . . . . . .      (54,518)          --             --            20       (54,498)
 Notes Payable
      Borrowings. . . . . . . . . . . . . . . . .           --       75,493          3,836            --        79,329
      Principal payments. . . . . . . . . . . . .     (103,607)     (85,010)        (4,323)           --      (192,940)
 Maturity of Affiliate-Owned Debt . . . . . . . .       (1,750)          --             --         1,750            --
 Affiliate notes payable. . . . . . . . . . . . .           --      (10,256)            --        10,256            --
 Treasury Stock Purchase. . . . . . . . . . . . .      (15,173)          --             --            --       (15,173)
 Other, net . . . . . . . . . . . . . . . . . . .         (965)        (108)            --           108          (965)
                                                   -----------   ----------    -----------   -----------    ----------
 Net Cash Provided By (Used In)
   Financing Activities . . . . . . . . . . . . .        5,208        4,871       (160,425)       17,477      (132,869)
                                                   -----------   ----------    -----------   -----------    ----------
 Net Increase (Decrease) in Cash and Cash
   Equivalents. . . . . . . . . . . . . . . . . .        6,450       (4,710)           235            --         1,975

 Cash and Cash Equivalents
     Beginning of Year. . . . . . . . . . . . . .       35,993       22,502          2,533            --        61,028
                                                   -----------   ----------    -----------   -----------    ----------
     End of Year. . . . . . . . . . . . . . . . .    $  42,443    $  17,792      $   2,768      $     --     $  63,003
                                                   -----------   ----------    -----------   -----------    ----------
                                                   -----------   ----------    -----------   -----------    ----------


                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN THOUSANDS)


                                                      UNCONSOLIDATED
                                           -------------------------------------
                                                                       NON-
                                                        GUARANTOR    GUARANTOR    ELIMINATING  CONSOLIDATED
                                              MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                           ---------  ------------  ------------  -----------  ------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES . . . . . . . . . .  $(10,657)  $  21,514    $   3,716     $  1,788     $  16,361

INVESTING ACTIVITIES:
Mortgage Collateral
     Principal payments
       and prepayments received. . .  . .       --          833      209,163         --         209,996
     Sales. . . . . . . . . . . . . . . .       --          --        82,528         --          82,528
Distributions of Capital
     From Equity CMO Interests. . . . . .       --          --        13,648         --          13,648
CMO Bond
     Purchase . . . . . . . . . . . . . .       --          --        (7,367)        --          (7,367)
     Principal payments . . . . . . . . .       --          --           709         --             709
Changes in Investments and
     Marketable Securities, net . . . . .   (12,000)        --          --           --         (12,000)
Investment in Metropolitan
     District Bonds . . . . . . . . . . .    (2,700)        --          --           --          (2,700)
Changes in Restricted Cash. . . . . . . .       --          --         7,847         --           7,847
Affiliate Notes Receivable
     Advances . . . . . . . . . . . . . .       --          --       (22,500)      22,500          --
     Repayments . . . . . . . . . . . . .    12,298         --        16,491      (28,789)         --
Other, net. . . . . . . . . . . . . . . .      (598)       (738)        (444)        --          (1,780)
                                           --------   ---------    ---------     --------     ---------
Net Cash Provided By (Used In)
     Investing Activities . . . . . . . .    (3,000)         95      300,075       (6,289)      290,881
                                           --------   ---------    ---------     --------     ---------
FINANCING ACTIVITIES:
Net Increase (Reduction) in
   Borrowings From Parent and
   Subsidiaries . . . . . . . . . . . . .    34,959      (1,618)     (31,542)      (1,799)          --
Mortgage-backed Bonds -
   Principal Payments. . . . . . . .. . .       --          --      (281,326)        --        (281,326)
Lines of Credit
     Advances . . . . . . . . . . . . . .    16,309     136,608       12,994         --         165,911
     Principal payments . . . . . . . . .   (20,228)   (129,332)        (902)        --        (150,462)
Notes Payable
     Borrowings . . . . . . . . . . . . .       --       38,604          356         --          38,960
     Principal payments . . . . . . . . .   (11,615)    (53,795)      (2,743)        --         (68,153)
Notes Payable - Affiliate
     Advances . . . . . . . . . . . . . .       --       22,500         --        (22,500)          --
     Principal payments . . . . . . . . .       --      (28,789)        --         28,789           --
Other . . . . . . . . . . . . . . . . . .       223         --          --            --            223
                                           --------   ---------   -----------    --------     ---------
Net Cash Provided By (Used In)
     Financing Activities . . . . . . . .    19,648     (15,822)    (303,163)       4,490      (294,847)
                                           --------   ---------    ---------     --------     ---------
Net Increase in Cash and Cash
     Equivalents  . . . . . . . . . . . .     5,991       5,787          628          (11)       12,395
 Cash and Cash Equivalents
     Beginning of Year  . . . . . . . . .    30,002      16,715        1,905           11        48,633
                                           --------   ---------    ---------     --------     ---------
     End of Year  . . . . . . . . . . . .  $ 35,993   $  22,502    $   2,533     $   --       $  61,028
                                           --------   ---------    ---------     --------     ---------
                                           --------   ---------    ---------     --------     ---------


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Investments in subsidiaries are accounted for on the equity method for purposes of the supplemental information. The Guarantors follow the accounting policies set forth in Note A.



     RELATED PARTIES. The Guarantors are members of a group of affiliated companies and have transactions and relationships with members of the group.

     MDC charges the Guarantors for a share of its general and administrative expenses, which amounted to $2,846,000, $2,654,000 and $2,552,000, respectively, in 1994, 1993 and 1992.


     MDC pays costs associated with litigation and other significant claims against the Guarantors as it considers such costs to be a general corporate expense. Amounts paid by MDC on behalf of the Guarantors amounted to approximately $769,000, $3,481,000, and $1,620,000, respectively, in 1994, 1993 and 1992.

     Advances and notes receivable/payable-Parent (M.D.C. Holdings, Inc.) and subsidiaries consists, among other things, of ongoing activities relating to the Guarantors' participation in MDC's cash management system and current and deferred income taxes.



     INCOME TAXES. The Guarantors report their results of operations as if they were separate taxpayers. The current tax liabilities and deferred income tax assets and liabilities of the Guarantors are reported in the financial statements in the Advances and notes receivable/payable--Parent and subsidiaries accounts.

P. RELATED PARTY TRANSACTIONS

     MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.


     FAMC has agreements with Asset Investors Corporation and Commercial Assets, Inc., each a publicly-traded REIT, to advise them on various facets of their business and to manage their day-to-day operations subject to the supervision of their respective boards of directors. FAMC earned fees from management and administration, including from acquisitions and incentives from these agreements which are included in asset management revenues of $2,780,000 during 1994, $2,180,000 during 1993 and $2,566,000 during 1992.

     The Company acquired certain assets from Messrs. Mizel and Mandarich in February 1994. See Note C.

     On December 28, 1989, MDC granted loans to Messrs. Mizel and Mandarich for purposes of purchasing shares of common stock of Richmond Homes. On February 2, 1994, in conjunction with MDC's acquisition of Richmond Homes common stock from Messrs. Mizel and Mandarich as discussed in Note C, MDC exchanged these loans for new loans of equal amount. Each of the notes evidencing the new loans now provides that, upon sale of any of the MDC Common Stock acquired by Messrs. Mizel and Mandarich in exchange for their respective Richmond Homes common stock, the cash proceeds shall be remitted to the Company in payment of accrued interest and principal under the note. The new loans, which mature in 1999, bear interest at 8.0% and are unsecured. At both December 31, 1994 and 1993, $840,000 of such loans were outstanding. Interest income of $67,000 was recognized on these loans in each of 1994, 1993 and 1992.

     The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer and director of the Company. During 1994, 1993 and 1992, the Company paid $11,880,000, $11,557,000 and $9,268,000, respectively, for plumbing, door and millwork services provided by these companies.

     The Company leases office space and furniture to certain organizations in which certain officers and/or directors of the Company have an ownership interest. The rental revenue from those leases totalled $250,000, $259,000 and $200,000, respectively, in 1994, 1993 and 1992.

     The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $275,000, $246,000 and $134,000, respectively, in 1994, 1993 and 1992.

Q. SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1994 is as follows (in thousands, except per share amounts):


                                                                 QUARTER
                                                 --------------------------------------
                                                  FOURTH     THIRD    SECOND    FIRST
                                                 --------  --------  --------  --------
1994
Revenues . . . . . . . . . . . . . . . . . . . . $244,156  $214,249  $197,771  $168,693
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
     Net Income. . . . . . . . . . . . . . . . . $  4,325  $  5,420  $  5,704  $  3,806
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
Earnings Per Share
     Primary . . . . . . . . . . . . . . . . . . $    .21  $    .26  $    .28  $    .19
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
     Fully-Diluted . . . . . . . . . . . . . . . $    .20  $    .24  $    .25  $    .18
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
Weighted-Average Shares Outstanding
     Primary . . . . . . . . . . . . . . . . . .   20,320    20,499    20,480    20,326
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
     Fully-Diluted . . . . . . . . . . . . . . .   23,939    24,111    24,094    23,939
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------



                                                                 QUARTER
                                                 --------------------------------------
                                                  FOURTH    THIRD     SECOND    FIRST
                                                 --------  --------  --------  --------
1993
Revenues . . . . . . . . . . . . . . . . . . . . $185,343  $191,191  $159,657  $115,885
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
Income before extraordinary
     gain and cumulative effect of
     accounting change . . . . . . . . . . . . . $  2,904  $  3,223  $  3,014  $    915
Extraordinary gain . . . . . . . . . . . . . . .   15,823      --        --         --
                                                 --------  --------  --------  --------
     Net Income. . . . . . . . . . . . . . . . . $ 18,727  $  3,223  $  3,014  $    915
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
Earnings Per Share - Primary
     and Fully-Diluted
       Income before extraordinary gain. . . . . $    .13  $    .14  $    .14  $    .04
       Extraordinary gain. . . . . . . . . . . .      .71     --        --         --
                                                 --------  --------  --------  --------
          Net Income. . . . . . . . . . . . . .  $    .84  $    .14  $    .14  $    .04
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------
Weighted-Average Shares
     Outstanding - Primary and
     Fully-Diluted. . . . . . . . . . . . . . . .  22,359    22,431    22,337    22,231
                                                 --------  --------  --------  --------
                                                 --------  --------  --------  --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners to be held on or about May 25, 1995.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners to be held on or about May 25, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners to be held on or about May 25, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1995 Annual Meeting of Shareowners to be held on or about May 25, 1995.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  1.   FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----

M.D.C. Holdings, Inc. and Subsidiaries
     Report of Independent Accountants . . . . . . . . . . . . . . . . . . F-2
     Consolidated Balance Sheets as of December 31, 1994 and 1993. . . . . F-3
     Consolidated Statements of Income for the three
       years ended December 31, 1994 . . . . . . . . . . . . . . . . . . . F-5
     Consolidated Statements of Stockholders' Equity for
       the three years ended December 31, 1994 . . . . . . . . . . . . . . F-6
     Consolidated Statements of Cash Flows for the three
       years ended December 31, 1994 . . . . . . . . . . . . . . . . . . . F-7
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .F-10

All schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.

     Financial statements for certain unconsolidated partnerships and joint ventures owned 50% or less by the Company or its subsidiaries, which are accounted for on the equity method, have been omitted because they do not, individually, or in the aggregate, constitute a significant subsidiary.

     (A)  3.   EXHIBITS.

     3.1(a) Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant") regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.1(b) Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.2(a) Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     4.1 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.2(a) Form of Indenture, dated as of June 15, 1984, between the Company and The Royal Bank and Trust Company, with respect to the Company's Subordinated Exchangeable Variable Rate Notes (the "1984 RBTC Indenture") (incorporated herein by reference to
               Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744). *

     4.2(b) First Supplemental Indenture, dated as of June 20, 1985, to the 1984 RBTC Indenture (incorporated herein by reference to Exhibit 4.13(a) of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.2(c) Form of the Company's Subordinated Exchangeable Variable Rate Notes (filed as Exhibits A and B to Exhibit 4.13 and incorporated herein by reference to

               Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744). *

     4.3(a) Form of Senior Notes Indenture, dated as of December 15, 1993, by and among the Company, the Guarantors and Pledgors named therein and First Bank National Association, a National Association, as Trustee, with respect to the Company's 11 1/8% Senior Notes due 2003, including form of Senior Note (the "Senior Notes Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K dated January 11, 1994). *

     4.3(b) First Supplemental Indenture, dated as of February 2, 1994, to the Senior Notes Indenture (incorporated herein by reference to Exhibit 4.4(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     4.4 Form of Convertible Notes Indenture, dated as of December 15, 1993, by and between the Company and First Bank National Association, a National Association, as Trustee, with respect to the Company's 8 3/4% Convertible Subordinated Notes due 2005, including form of Convertible Note (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K dated January 11, 1994). *

     4.5 Loan Agreement and related Promissory Note between Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II and Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One, Arizona, N.A. ("Bank One") dated June 13, 1994.

     4.6       Guaranty of Payment between the Company and Bank One dated June
               13, 1994.

     4.7 Form of Senior Notes Registration Rights Agreement, dated as of December 28, 1993, by and among the Company, the Guarantors named therein and the Purchasers who are signatories thereto, with respect to the Company's Senior Notes (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K dated January 11, 1994). *

     4.8 Form of Convertible Notes Registration Rights Agreement, dated as of December 28, 1993, by and between the Company and the Purchasers who are signatories thereto, with respect to the Company's Convertible Subordinated Notes (incorporated herein by reference to Exhibit
               4.4 of the Company's Form 8-K dated January 11, 1994). *

     4.9 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 1 dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     4.10 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 2, dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     10.1(a) The Company's 1983 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1982). *

     10.1(b) 1987 Amendments to the Incentive Stock Option Plan of MDC (incorporated herein by reference to Exhibit 10.1(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1986). *

     10.1(c) 1988 Amendment to the 1983 Incentive Stock Option Plan of MDC (incorporated herein by reference to Exhibit 19.3(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1988). *

     10.2(a) The Company's 1983 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1983). *

     10.2(b) 1988 Amendment to the 1983 Non-Qualified Stock Option Plan of MDC (incorporated herein by reference to Exhibit 10.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1988). *

     10.3 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders).*

     10.4 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders).*

     10.5(a) Amended Management Agreement between Asset Investors Corporation ("AIC") and Financial Asset Management Corporation ("FAMC") dated as of January 1, 1990 (incorporated herein by reference to Exhibit 10.8(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989). *

     10.5(b) Amended Management Agreement between AIC and FAMC dated as of January 1, 1991 (incorporated herein by reference to Exhibit 19 of the Company's Quarterly Report on Form 10-Q dated June 30,
               1991). *

     10.5(c) Amended Management Agreement between AIC and FAMC dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.5(d) Management Agreement between AIC and FAMC dated as of January 1, 1993.

     10.5(e) Amendment to Management Agreement dated as of January 1, 1993 between AIC and FAMC dated as of October 12, 1993.

     10.5(f) Management Agreement between AIC and FAMC dated as of January 1, 1994.

     10.5(g) Management Agreement between Commercial Assets, Inc. ("CAI") and FAMC dated as of August __, 1993.

     10.5(h) Management Agreement between CAI and FAMC dated as of October 12, 1993.

     10.6 CMO Participation Agreement among the Company, M.D.C. Asset Investors, Inc. and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.6 of M.D.C. Asset Investors, Inc.'s Registration Statement on Form S-11, Registration No. 33-9557). *

     10.7(a) Form of Indemnity Agreement entered into between the Registrant and each member of its Board of Directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     10.7(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.7(c) Form of Indemnity Agreement entered into between the Registrant and John J. Heaney dated as of May 12, 1989 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990). *

     10.7(d) Form of Agreement, relating to the advancement of expenses and indemnification, entered into between the Registrant and each of its current and former officers and directors named in certain securities litigation (incorporated herein by reference to Exhibit 10.18(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *


     10.8 Indemnification Agreement by and among the Company and Larry A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989). *

     10.9 Promissory Note in the amount of $559,920 from Mizel to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.10 Promissory Note in the amount of $280,080 from Mandarich to the Company February 2, 1994 (incorporated herein by reference to
               Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.11 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.12 Letter Agreement effective October 1, 1994 by and between Gilbert Goldstein, P.C. and the Company.

     10.13     MDC 401(k) Savings Plan (incorporated herein by reference to
               Exhibit 10.31(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*

     10.14(a) Purchase Agreement dated as of December 6, 1993 by and between the Company and the Base Assets Trust (incorporated herein by reference to Exhibit (c)(2) of the Company's Form 8-K dated December 6, 1993).*

     10.14(b) Amendment to Purchase Agreement dated as of December 10, 1993 by and between the Company and the Base Assets Trust (incorporated herein by reference to Exhibit (c)(3) of the Company's Form 8-K dated December 6, 1993).*

     10.15(a) Option Agreement dated as of December 6, 1993 by and among the Company and Mizel and Mandarich (incorporated herein by reference to Exhibit (c)(4) of the Company's Form 8-K dated December 6,
               1993).*

     10.15(b) First Amendment to Option Agreement dated December 20, 1993 by and among the Company and Mizel and Mandarich (incorporated herein by reference to Exhibit 10.15(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

     10.16 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Shareowners). *

     10.17 Employment Agreement between the Company and Michael Touff dated December 31, 1994.

       21      Subsidiaries of the Company.

       23      Consent of Price Waterhouse LLP.

       27      Financial Data Schedule.

       99 Agreement and Plan of Merger dated February 2, 1994 between Richmond Acquisitions, Inc. and Richmond Homes (incorporated herein by reference to Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*
___________________

* Incorporated herein by reference.

     (B)  REPORTS ON FORM 8-K.


     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 27th day of March, 1995 on its behalf by the undersigned, thereunto duly authorized.

                                        M.D.C. HOLDINGS, INC.
                                        (Registrant)


                                        By:  /s/ Larry A. Mizel
                                             -----------------------
                                             Larry A. Mizel
                                             CHIEF EXECUTIVE OFFICER


                                        By:  /s/ Paris G. Reece III
                                             -----------------------
                                             Paris G. Reece III
                                             Senior VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER AND PRINCIPAL
                                             ACCOUNTING OFFICER

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel, Spencer I. Browne and Paris G. Reece III, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                         DATE
     ---------                     -----                         ----
/s/ Larry A. Mizel       Chairman of the Board of           March 27, 1995
-----------------------    Directors and Chief              --------------
   Larry A. Mizel          Executive Office

/s/ Spencer I. Browne    Director, President and            March 27, 1995
-----------------------    Co-Chief Operating               --------------
   Spencer I. Browne       Officer

     SIGNATURE                     TITLE                         DATE
     ---------                     -----                         ----

/s/ David D. Mandarich   Director, Executive Vice           March 27, 1995
-----------------------                                     --------------
   David D. Mandarich      President - Real Estate
                           and Co-Chief Operating
                           Officer


/s/ Steven J. Borick     Director                           March 27, 1995
-----------------------                                     --------------
   Steven J. Borick


/s/ Gilbert Goldstein    Director                           March 27, 1995
-----------------------                                     --------------
   Gilbert Goldstein


/s/ William B. Kemper    Director                           March 27, 1995
-----------------------                                     --------------
   William B. Kemper


/s/ Herbert T. Buchwald  Director                           March 27, 1995
-----------------------                                     --------------
   Herbert T. Buchwald

                     (A Majority of the Board of Directors)

                                INDEX TO EXHIBITS




     4.5 Loan Agreement and related Promissory Note between Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II and Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One, Arizona, N.A. ("Bank One") dated June 13, 1994.

     4.6       Guaranty of Payment between the Company and Bank One dated June
               13, 1994.


     10.5(d) Management Agreement between AIC and FAMC dated as of January 1, 1993.

     10.5(e) Amendment to Management Agreement dated as of January 1, 1993 between AIC and FAMC dated as of October 12, 1993.

     10.5(f) Management Agreement between AIC and FAMC dated as of January 1, 1994.

     10.5(g) Management Agreement between Commercial Assets, Inc. ("CAI") and FAMC dated as of August __, 1993.

     10.5(h) Management Agreement between CAI and FAMC dated as of October 12, 1993.

     10.12 Letter Agreement effective October 1, 1994 by and between Gilbert Goldstein, P.C. and the Company.

     10.17 Employment Agreement between the Company and Michael Touff dated December 31, 1994.

       21      Subsidiaries of the Company.

       23      Consent of Price Waterhouse LLP.

       27      Financial Data Schedule.