Form 10-Q
period 1995-03-31
MDC HOLDINGS INC
filed 1995-05-09
CIK 773141

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

AS OF MAY 1, 1995, 19,952,000 SHARES OF M.D.C. HOLDINGS, INC. COMMON STOCK WERE OUTSTANDING.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                      INDEX
                                                                            PAGE
                                                                             NO.
PART I.   FINANCIAL INFORMATION:

          Item 1.  Condensed Consolidated Financial Statements:

                   Balance Sheets as of March 31, 1995 (Unaudited) and
                    December 31, 1994. . . . . . . . . . . . . . . . . . .     1

                   Statements of Income (Unaudited) for the three months
                    ended March 31, 1995 and 1994. . . . . . . . . . . . .     3

                   Statements of Cash Flows (Unaudited) for the three
                    months ended March 31, 1995 and 1994 . . . . . . . . .     4

                   Notes to Financial Statements (Unaudited) . . . . . . .     6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . .    17

PART II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .    27

          Item 4.  Submission of Matters to a Vote of Shareowners. . . . .    28

          Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .    28


                                       (i)

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       MARCH 31,    DECEMBER 31,
                                                         1995          1994
                                                      -----------   -----------
ASSETS                                                (UNAUDITED)
Corporate
  Cash and cash equivalents. . . . . . . . . . . . . . $ 13,772      $ 31,210
  Property and equipment, net. . . . . . . . . . . . .    9,799         9,962
  Deferred income taxes. . . . . . . . . . . . . . . .   11,835        11,944
  Deferred issue costs, net. . . . . . . . . . . . . .   10,456        10,621
  Other assets, net. . . . . . . . . . . . . . . . . .    3,329         3,270
                                                       --------      --------
                                                         49,191        67,007
                                                       --------      --------

Home Building
  Cash and cash equivalents. . . . . . . . . . . . . .    7,946        10,162
  Home sales and other accounts receivable . . . . . .   15,376        12,508
  Investments and marketable securities, net . . . . .    6,205         6,089
  Inventories, net
    Housing completed or under construction. . . . . .  278,281       280,319
    Land and land under development. . . . . . . . . .  186,151       183,838
  Prepaid expenses and other assets, net . . . . . . .   42,477        43,975
                                                       --------      --------
                                                        536,436       536,891
                                                       --------      --------

Mortgage Lending
  Cash and cash equivalents. . . . . . . . . . . . . .    1,029         1,607
  Restricted cash. . . . . . . . . . . . . . . . . . .    2,650         2,650
  Accrued interest and other assets, net . . . . . . .    2,206         1,447
  Mortgage loans held in inventory, net. . . . . . . .   40,169        44,368
                                                       --------      --------
                                                         46,054        50,072
                                                       --------      --------

Asset Management
  Cash and cash equivalents. . . . . . . . . . . . . .      782           585
  Mortgage Collateral, net, and assets related to
    mortgage-backed bonds and related liabilities. . .   62,414        64,574
  Other loans and assets, net. . . . . . . . . . . . .    5,650         6,316
                                                       --------      --------
                                                         68,846        71,475
                                                       --------      --------
       Total Assets. . . . . . . . . . . . . . . . . . $700,527      $725,445
                                                       --------      --------
                                                       --------      --------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                                                          1995         1994
                                                       -----------  ------------
LIABILITIES                                            (Unaudited)
Corporate
  Accounts payable and accrued expenses. . . . . . . .  $  26,555   $  34,311
  Income taxes payable . . . . . . . . . . . . . . . .     13,264      11,166
  Notes payable. . . . . . . . . . . . . . . . . . . .      3,571       3,583
  Senior Notes, net. . . . . . . . . . . . . . . . . .    187,393     187,352
  Subordinated notes, net. . . . . . . . . . . . . . .     38,218      38,217
                                                        ---------   ---------
                                                          269,001     274,629
                                                        ---------   ---------
Home Building
  Accounts payable and accrued expenses. . . . . . . .     75,214      75,399
  Lines of credit. . . . . . . . . . . . . . . . . . .     64,775      62,332
  Notes payable. . . . . . . . . . . . . . . . . . . .     28,045      33,585
                                                        ---------   ---------
                                                          168,034     171,316
                                                        ---------   ---------
Mortgage Lending
  Accounts payable and accrued expenses. . . . . . . .      3,650       2,450
  Line of credit . . . . . . . . . . . . . . . . . . .      3,490      23,211
                                                        ---------   ---------
                                                            7,140      25,661
                                                        ---------   ---------
Asset Management
  Accounts payable and accrued expenses. . . . . . . .        588         670
  Mortgage-backed bonds, net, and related liabilities,
    recourse solely to limited-purpose subsidiary
    assets . . . . . . . . . . . . . . . . . . . . . .     58,313      60,874
                                                        ---------   ---------
                                                           58,901      61,544
                                                        ---------   ---------
       Total Liabilities . . . . . . . . . . . . . . .    503,076     533,150
                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . .         --          --
                                                        ---------   ---------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; none issued. . . . . . . . . . . . . .         --          --
  Common Stock, $.01 par value; 100,000,000 shares
    authorized; 21,599,000 and 21,187,000 shares
    issued, respectively, at March 31, 1995 and
    December 31, 1994. . . . . . . . . . . . . . . . .        216         212
  Additional paid-in capital . . . . . . . . . . . . .    134,812     133,934
  Retained earnings. . . . . . . . . . . . . . . . . .     75,648      71,502
                                                        ---------   ---------
                                                          210,676     205,648
  Less treasury stock, at cost; 2,292,000 and
    2,314,000 shares, respectively, at March 31, 1995
    and December 31, 1994. . . . . . . . . . . . . . .    (13,225)    (13,353)
                                                        ---------   ---------
       Total Stockholders' Equity. . . . . . . . . . .    197,451     192,295
                                                        ---------   ---------

       Total Liabilities and Stockholders' Equity. . .  $ 700,527   $ 725,445
                                                        ---------   ---------
                                                        ---------   ---------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
REVENUES:

  Home Building. . . . . . . . . . . . . . . . . . . .   $184,529    $158,578
  Mortgage Lending . . . . . . . . . . . . . . . . . .      4,667       5,487
  Asset Management . . . . . . . . . . . . . . . . . .      2,909       4,266
  Corporate. . . . . . . . . . . . . . . . . . . . . .        413         362
                                                         --------    --------
    Total Revenues . . . . . . . . . . . . . . . . . .    192,518     168,693
                                                         --------    --------
COSTS AND EXPENSES:

  Home Building. . . . . . . . . . . . . . . . . . . .    176,520     149,265
  Mortgage Lending . . . . . . . . . . . . . . . . . .      1,784       2,583
  Asset Management . . . . . . . . . . . . . . . . . .      2,036       3,244
  Corporate general and administrative . . . . . . . .      3,127       3,933
  Corporate and home building interest (Note C). . . .      2,839       2,956
                                                         --------    --------
    Total Expenses . . . . . . . . . . . . . . . . . .    186,306     161,981
                                                         --------    --------
Income before income taxes . . . . . . . . . . . . . .      6,212       6,712
Provision for income taxes . . . . . . . . . . . . . .      2,144       2,906
                                                         --------    --------
Net Income . . . . . . . . . . . . . . . . . . . . . .   $  4,068    $  3,806
                                                         --------    --------
                                                         --------    --------
EARNINGS PER SHARE

  Primary. . . . . . . . . . . . . . . . . . . . . . .   $    .20    $    .19
                                                         --------    --------
                                                         --------    --------
  Fully-diluted. . . . . . . . . . . . . . . . . . . .   $    .19    $    .18
                                                         --------    --------
                                                         --------    --------
WEIGHTED-AVERAGE SHARES OUTSTANDING

  Primary. . . . . . . . . . . . . . . . . . . . . . .     20,323      20,326
                                                         --------    --------
                                                         --------    --------
  Fully-diluted. . . . . . . . . . . . . . . . . . . .     23,936      23,939
                                                         --------    --------
                                                         --------    --------
DIVIDENDS PER SHARE. . . . . . . . . . . . . . . . . .   $    .02    $     --
                                                         --------    --------
                                                         --------    --------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         --------------------
                                                           1995        1994
                                                         --------    --------
OPERATING ACTIVITIES:

Net Income . . . . . . . . . . . . . . . . . . . . . .   $  4,068    $  3,806
Adjustments To Reconcile Net Income To Net Cash Used
  In Operating Activities:
    Depreciation and amortization. . . . . . . . . . .      2,123       1,871
    Deferred income taxes. . . . . . . . . . . . . . .        109        (751)
    Gains on sales of mortgage-related assets. . . . .         --        (313)
Net Changes In Assets and Liabilities
    Mortgage loans held in inventory . . . . . . . . .      4,199      19,236
    Home building inventories. . . . . . . . . . . . .      1,257     (22,304)
    Receivables. . . . . . . . . . . . . . . . . . . .     (4,530)     (3,606)
    Accounts payable and accrued expenses. . . . . . .     (6,476)     (1,961)
    Other, net . . . . . . . . . . . . . . . . . . . .      3,565      (2,993)
                                                         --------    --------
Net Cash Provided By (Used In) Operating Activities. .      4,315      (7,015)
                                                         --------    --------
INVESTING ACTIVITIES:

Mortgage Collateral and other loans
    Principal payments and prepayments . . . . . . . .      2,606      17,670
    Sales. . . . . . . . . . . . . . . . . . . . . . .         --       4,910
Changes in restricted cash, net. . . . . . . . . . . .         --       6,363
Other, net . . . . . . . . . . . . . . . . . . . . . .        368         900
                                                         --------    --------
Net Cash Provided By Investing Activities. . . . . . .      2,974      29,843
                                                         --------    --------



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                         ---------------------
                                                           1995        1994
                                                         ---------   ---------
  FINANCING ACTIVITIES:
  Mortgage-backed bonds - principal payments . . . . .   $ (2,698)   $(26,350)
  Lines of credit
      Advances . . . . . . . . . . . . . . . . . . . .    155,308     171,804
      Principal payments . . . . . . . . . . . . . . .   (172,586)   (174,299)
  Notes payable
      Borrowings . . . . . . . . . . . . . . . . . . .      1,075         497
      Principal payments . . . . . . . . . . . . . . .     (8,315)    (15,019)
  Dividend payments. . . . . . . . . . . . . . . . . .       (387)         --
  Other, net . . . . . . . . . . . . . . . . . . . . .        279         108
                                                         --------    --------

  Net Cash Used In Financing Activities. . . . . . . .    (27,324)    (43,259)
                                                         --------    --------
  Net Decrease In Cash and Cash Equivalents. . . . . .    (20,035)    (20,431)

  Cash and Cash Equivalents

      Beginning Of Period. . . . . . . . . . . . . . .     43,564      63,003
                                                         --------    --------
      End Of Period. . . . . . . . . . . . . . . . . .   $ 23,529    $ 42,572
                                                         --------    --------
                                                         --------    --------

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


  Cash paid during the period for:
      Interest, net of amounts capitalized . . . . . .   $   NA(1)   $    533
      Income taxes . . . . . . . . . . . . . . . . . .        657      12,620

(1) Interest capitalized exceeded interest paid during the period.

          SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS


  Home building inventory purchases financed by
    seller . . . . . . . . . . . . . . . . . . . . . .   $  1,688    $  3,049
  Home building land inventory sales financed by MDC .        156         457
  Disposition of land inventories collateralized by
    notes payable
      Inventories. . . . . . . . . . . . . . . . . . .         --       2,864
      Notes payable. . . . . . . . . . . . . . . . . .         --       2,176
      Accrued interest and other liabilities . . . . .         --         688



            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   PRESENTATION OF FINANCIAL STATEMENTS

       The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1995 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended
December 31, 1994.

       Price Waterhouse LLP has made a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month periods ended March 31, 1995 and 1994 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated April 26, 1995, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.

       Certain reclassifications have been made in the 1994 financial statements to conform to the classifications used in the current year.

B.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     -----------------------
                                                       1995          1994
                                                     ---------     ---------
            Home Building
               Home sales. . . . . . . . . . . . .   $ 182,064    $ 156,735
               Land sales. . . . . . . . . . . . .       2,313        1,750
               Other revenues. . . . . . . . . . .         152           93
                                                     ---------    ---------
                                                       184,529      158,578
                                                     ---------    ---------
               Home cost of sales. . . . . . . . .     157,015      131,479
               Land cost of sales. . . . . . . . .       1,993        2,037
               Marketing . . . . . . . . . . . . .      11,117        9,002
               General and administrative. . . . .       6,395        6,747
                                                     ---------    ---------
                                                       176,520      149,265
                                                     ---------    ---------
                 Operating Profit. . . . . . . . .       8,009        9,313
                                                     ---------    ---------




                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                     -----------------------
                                                       1995          1994
                                                     ---------     ---------
            Mortgage Lending
               Interest revenues . . . . . . . . .   $     693     $    765
               Origination fees. . . . . . . . . .       1,074        1,236
               Gains on sale of mortgage servicing       2,670        2,872
               Gains (losses) on sale of mortgage
                 loans, net. . . . . . . . . . . .        (336)          99
               Mortgage servicing and other. . . .         566          515
                                                     ---------    ---------
                                                         4,667        5,487
                                                     ---------    ---------
               Interest expense. . . . . . . . . .          --          194
               General and administrative. . . . .       1,784        2,389
                                                     ---------    ---------
                                                         1,784        2,583
                                                     ---------    ---------
                    Operating Profit . . . . . . .       2,883        2,904
                                                     ---------    ---------
            Asset Management
               Interest revenues . . . . . . . . .       1,517        2,646
               Gains on sales of mortgage-related
                 assets. . . . . . . . . . . . . .          --          313
               Management fees and other . . . . .       1,392        1,307
                                                     ---------    ---------
                                                         2,909        4,266
                                                     ---------    ---------
               Interest expense. . . . . . . . . .       1,426        2,554
               General and administrative. . . . .         610          690
                                                     ---------    ---------
                                                         2,036        3,244
                                                     ---------    ---------
                    Operating Profit . . . . . . .         873        1,022
                                                     ---------    ---------
            Corporate
               Other revenues. . . . . . . . . . .         413          362
                                                     ---------    ---------
               Interest expense. . . . . . . . . .       2,839        2,956
               General and administrative. . . . .       3,127        3,933
                                                     ---------    ---------
                                                         5,966        6,889
                                                     ---------    ---------
                    Net Corporate Expenses . . . .      (5,553)      (6,527)
                                                     ---------    ---------
            Income Before Income Taxes . . . . . .   $   6,212    $   6,712
                                                     ---------    ---------
                                                     ---------    ---------

C.  CORPORATE AND HOME BUILDING INTEREST ACTIVITY

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
                                                               (IN THOUSANDS)
          Interest capitalized in home building inventory,
            beginning of period. . . . . . . . . . . . . . . $ 42,478  $ 42,681
          Corporate and home building interest incurred. . .    8,989     8,364
          Corporate and home building interest expensed. . .   (2,839)   (2,956)
          Previously capitalized home building interest
            included in cost of sales. . . . . . . . . . . .   (6,590)   (6,208)
                                                             --------  --------
          Interest capitalized in home building inventory,
            end of period. . . . . . . . . . . . . . . . . . $ 42,038  $ 41,881
                                                             --------  --------
                                                             --------  --------
          Home building inventories, end of period . . . . . $464,432  $413,336
                                                             --------  --------
                                                             --------  --------

D.  EARNINGS PER SHARE

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

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                              -----------------
                                                               1995      1994
                                                              -------   -------
          PRIMARY EARNINGS PER SHARE CALCULATION:

          Net Income . . . . . . . . . . . . . . . . . . . .  $ 4,068   $ 3,806
                                                              -------   -------
                                                              -------   -------
          Weighted-average shares outstanding. . . . . . . .   19,128    18,748
          Dilutive stock options . . . . . . . . . . . . . .    1,195     1,578
                                                              -------   -------
              Total Weighted-Average Shares. . . . . . . . .   20,323    20,326
                                                              -------   -------
                                                              -------   -------
          Primary Earnings Per Share . . . . . . . . . . . .  $   .20   $   .19
                                                              -------   -------
                                                              -------   -------
          FULLY-DILUTED EARNINGS PER SHARE CALCULATION:

          Net Income . . . . . . . . . . . . . . . . . . . .  $ 4,068   $ 3,806
          Adjustment for interest on Convertible Notes, net
            of income tax benefit; conversion assumed. . . .      384       384
                                                              -------   -------
              Adjusted Net Income. . . . . . . . . . . . . .  $ 4,452   $ 4,190
                                                              -------   -------
                                                              -------   -------
          Weighted-average shares outstanding. . . . . . . .   19,128    18,748
          Dilutive stock options . . . . . . . . . . . . . .    1,195     1,578
          Shares issuable upon conversion of Convertible
            Notes; conversion assumed. . . . . . . . . . . .    3,613     3,613
                                                              -------   -------
              Total Weighted-Average Shares. . . . . . . . .   23,936    23,939
                                                              -------   -------
                                                              -------   -------
          Fully-Diluted Earnings Per Share . . . . . . . . .  $   .19   $   .18
                                                              -------   -------
                                                              -------   -------

E.  SUPPLEMENTAL GUARANTOR INFORMATION

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

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                 MARCH 31, 1995
                                 (IN THOUSANDS)


                                                     UNCONSOLIDATED
                                          -------------------------------------
                                                                      NON-
                                                      GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                             MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                          ---------  ------------  ------------  -----------  ------------
ASSETS
 Corporate
   Cash and cash equivalents . . . . . .  $  13,772    $     --     $      --     $      --    $  13,772
   Investments in subsidiaries . . . . .    313,592      15,336        17,435      (346,363)          --
   Advances and notes receivable -
     Parent and subsidiaries . . . . . .    170,988          24        85,886      (256,898)          --
   Property and equipment, net . . . . .      9,799          --            --            --        9,799
   Deferred income taxes . . . . . . . .     11,835          --            --            --       11,835
   Deferred issue costs, net . . . . . .     10,456          --            --            --       10,456
   Other assets, net . . . . . . . . . .      3,170          --           159            --        3,329
                                          ---------    --------     ---------     ---------    ---------
                                            533,612      15,360       103,480      (603,261)      49,191
                                          ---------    --------     ---------     ---------    ---------
Home Building
 Cash and cash equivalents . . . . . . .          4       7,890            52            --        7,946
 Home sales and other accounts
   receivable. . . . . . . . . . . . . .         --      25,828            --       (10,452)      15,376
 Investments and marketable
   securities, net . . . . . . . . . . .      6,205          --            --            --        6,205
 Inventories, net
   Housing completed or under
     construction. . . . . . . . . . . .         --     258,435        19,846            --      278,281
   Land and land under development . . .         --     154,799        32,057          (705)     186,151
 Prepaid expenses and other assets,
   net . . . . . . . . . . . . . . . . .      4,003      37,438         1,036            --       42,477
                                          ---------    --------     ---------     ---------    ---------
                                             10,212     484,390        52,991       (11,157)     536,436
                                          ---------    --------     ---------     ---------    ---------
Mortgage Lending
 Cash and cash equivalents . . . . . . .         --          --         1,029            --        1,029
 Restricted cash . . . . . . . . . . . .         --          --         2,650            --        2,650
 Accrued interest and other assets, net.         --          --         2,206            --        2,206
 Mortgage loans held in inventory, net .         --          --        40,169            --       40,169
                                          ---------    --------     ---------     ---------    ---------
                                                 --          --        46,054            --       46,054
                                          ---------    --------     ---------     ---------    ---------
Asset Management
 Cash and cash equivalents . . . . . . .         --          --           782            --          782
 Mortgage Collateral, net, and assets
   related to mortgage-backed bonds
   and related liabilities . . . . . . .         --          --        62,414            --       62,414
 Other loans and assets, net . . . . . .         --          --         5,650            --        5,650
                                          ---------    --------     ---------     ---------    ---------
                                                 --          --        68,846            --       68,846
                                          ---------    --------     ---------     ---------    ---------
     Total Assets. . . . . . . . . . . .  $ 543,824   $ 499,750     $ 271,371     $(614,418)   $ 700,527
                                          ---------    --------     ---------     ---------    ---------
                                          ---------    --------     ---------     ---------    ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                 MARCH 31, 1995
                                 (IN THOUSANDS)

(continued)

                                                       UNCONSOLIDATED
                                            -------------------------------------
                                                                        NON-
                                                        GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                               MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                            ---------  ------------  ------------  -----------  ------------
LIABILITIES
 Corporate
   Accounts payable and accrued
     expenses. . . . . . . . . . . . . . .  $  26,198   $      --     $     357     $      --    $  26,555
   Advances and notes payable - Parent
     and subsidiaries. . . . . . . . . . .     70,120     198,627        20,822      (289,569)          --
   Income taxes payable. . . . . . . . . .     13,264          --            --            --       13,264
   Notes payable . . . . . . . . . . . . .      3,571          --            --            --        3,571
   Senior Notes, net . . . . . . . . . . .    187,393          --            --            --      187,393
   Subordinated notes, net . . . . . . . .     38,218          --            --            --       38,218
                                            ---------   ---------     ---------     ---------    ---------
                                              338,764     198,627        21,179      (289,569)     269,001
                                            ---------   ---------     ---------     ---------    ---------
 Home Building
   Accounts payable and accrued
     expenses. . . . . . . . . . . . . . .      3,033      59,973        12,208            --       75,214
   Lines of credit . . . . . . . . . . . .         --      64,775            --            --       64,775
   Notes payable . . . . . . . . . . . . .      4,576      19,234         4,235            --       28,045
                                            ---------   ---------     ---------     ---------    ---------
                                              7,609       143,982        16,443            --      168,034
                                            ---------   ---------     ---------     ---------    ---------
 Mortgage Lending
   Accounts payable and accrued
     expenses. . . . . . . . . . . . . . .         --          --        14,159       (10,509)       3,650
   Line of credit. . . . . . . . . . . . .         --          --         3,490            --        3,490
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        17,649       (10,509)       7,140
                                            ---------   ---------     ---------     ---------    ---------
 Asset Management
   Accounts payable and accrued
     expenses. . . . . . . . . . . . . . .         --          --           588            --          588
   Mortgage-backed bonds, net, and
     related liabilities, recourse solely
     to limited-purpose subsidiary assets.         --          --        58,313            --       58,313
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        58,901            --       58,901
                                            ---------   ---------     ---------     ---------    ---------
       Total Liabilities . . . . . . . . .    346,373     342,609       114,172      (300,078)     503,076
                                            ---------   ---------     ---------     ---------    ---------
STOCKHOLDERS' EQUITY
 Preferred stock . . . . . . . . . . . . .         --          --            10           (10)          --
 Common Stock. . . . . . . . . . . . . . .        216          18            82          (100)         216
 Additional paid-in capital. . . . . . . .    134,812     144,756       224,915      (369,671)     134,812
 Retained earnings . . . . . . . . . . . .     75,648      12,367       (67,799)       55,432       75,648
 Less treasury stock . . . . . . . . . . .    (13,225)         --            (9)            9      (13,225)
                                            ---------   ---------     ---------     ---------    ---------
     Total Stockholders' Equity. . . . . .    197,451     157,141       157,199      (314,340)     197,451
                                            ---------   ---------     ---------     ---------    ---------
     Total Liabilities and
       Stockholders' Equity. . . . . . . .  $ 543,824   $ 499,750     $ 271,371     $(614,418)   $ 700,527
                                            ---------   ---------     ---------     ---------    ---------
                                            ---------   ---------     ---------     ---------    ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                                       UNCONSOLIDATED
                                            -------------------------------------
                                                                        NON-
                                                        GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                               MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                            ---------  ------------  ------------  -----------  ------------
ASSETS
Corporate
 Cash and cash equivalents . . . . . . . .  $  31,210   $      --     $      --     $      --    $  31,210
 Investments in subsidiaries . . . . . . .    327,021      26,822        16,948      (370,791)          --
 Advances and notes receivable -
   Parent and subsidiaries . . . . . . . .    145,900          --       106,486      (252,386)          --
 Property and equipment, net . . . . . . .      9,962          --            --            --        9,962
 Deferred income taxes . . . . . . . . . .     11,944          --            --            --       11,944
 Deferred issue costs, net . . . . . . . .     10,621          --            --            --       10,621
 Other assets, net . . . . . . . . . . . .      3,017          --           253            --        3,270
                                            ---------   ---------     ---------     ---------    ---------
                                              539,675      26,822       123,687      (623,177)      67,007
                                            ---------   ---------     ---------     ---------    ---------
Home Building
 Cash and cash equivalents . . . . . . . .         --       9,656           506            --       10,162
 Home sales and other accounts
   receivable. . . . . . . . . . . . . . .        243      23,572            --       (11,307)      12,508
 Investments and marketable
   securities, net . . . . . . . . . . . .      6,089          --            --            --        6,089
 Inventories, net
   Housing completed or under
     construction. . . . . . . . . . . . .         --     258,044        22,275            --      280,319
   Land and land under development . . . .         --     146,655        37,813          (630)     183,838
 Prepaid expenses and other assets, net. .      6,601      33,011         4,363            --       43,975
                                            ---------   ---------     ---------     ---------    ---------
                                               12,933     470,938        64,957       (11,937)     536,891
                                            ---------   ---------     ---------     ---------    ---------
Mortgage Lending
 Cash and cash equivalents . . . . . . . .         --          --         1,607            --        1,607
 Restricted cash . . . . . . . . . . . . .         --          --         2,650            --        2,650
 Accrued interest and other assets, net. .         --          --         1,447            --        1,447
 Mortgage loans held in inventory, net . .         --          --        44,368            --       44,368
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        50,072            --       50,072
                                            ---------   ---------     ---------     ---------    ---------
Asset Management
 Cash and cash equivalents . . . . . . . .         --          --           585            --          585
 Mortgage Collateral, net, and assets
   related to mortgage-backed bonds
   and related liabilities . . . . . . . .         --          --        64,574            --       64,574
 Other loans and assets, net . . . . . . .         --          --         6,316            --        6,316
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        71,475            --       71,475
                                            ---------   ---------     ---------     ---------    ---------
     Total Assets. . . . . . . . . . . . .  $ 552,608   $ 497,760     $ 310,191     $(635,114)   $ 725,445
                                            ---------   ---------     ---------     ---------    ---------
                                            ---------   ---------     ---------     ---------    ---------

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)

(continued)

                                                       UNCONSOLIDATED
                                            -------------------------------------
                                                                        NON-
                                                        GUARANTOR     GUARANTOR    ELIMINATING  CONSOLIDATED
                                               MDC     SUBSIDIARIES  SUBSIDIARIES    ENTRIES        MDC
                                            ---------  ------------  ------------  -----------  ------------
LIABILITIES
Corporate
 Accounts payable and accrued
   expenses. . . . . . . . . . . . . . . .  $  34,192       $  --        $  119         $  --    $  34,311
 Advances and notes payable - Parent
   and Subsidiaries. . . . . . . . . . . .     78,665     174,880         7,385      (260,930)          --
 Income taxes payable. . . . . . . . . . .     11,166          --            --            --       11,166
 Notes payable . . . . . . . . . . . . . .      3,583          --            --            --        3,583
 Senior Notes, net . . . . . . . . . . . .    187,352          --            --            --      187,352
 Subordinated notes, net . . . . . . . . .     38,217          --            --            --       38,217
                                            ---------   ---------     ---------     ---------    ---------
                                              353,175     174,880         7,504      (260,930)     274,629
                                            ---------   ---------     ---------     ---------    ---------
Home Building
 Accounts payable and accrued
   expenses. . . . . . . . . . . . . . . .      2,562      64,389         8,448            --       75,399
 Lines of credit . . . . . . . . . . . . .         --      62,332            --            --       62,332
 Notes payable . . . . . . . . . . . . . .      4,576      18,857        10,152            --       33,585
                                            ---------   ---------     ---------     ---------    ---------
                                                7,138     145,578        18,600            --      171,316
                                            ---------   ---------     ---------     ---------    ---------
Mortgage Lending
 Accounts payable and accrued
   expenses. . . . . . . . . . . . . . . .         --          --        13,757       (11,307)       2,450
 Line of credit. . . . . . . . . . . . . .         --          --        23,211            --       23,211
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        36,968       (11,307)      25,661
                                            ---------   ---------     ---------     ---------    ---------
Asset Management
 Accounts payable and accrued
   expenses. . . . . . . . . . . . . . . .         --          --           670            --          670
 Mortgage-backed bonds, net, and
   related liabilities, recourse solely to
   limited-purpose subsidiary assets . . .         --          --        60,874            --       60,874
                                            ---------   ---------     ---------     ---------    ---------
                                                   --          --        61,544            --       61,544
                                            ---------   ---------     ---------     ---------    ---------
       Total Liabilities . . . . . . . . .    360,313     320,458       124,616      (272,237)     533,150
                                            ---------   ---------     ---------     ---------    ---------
STOCKHOLDERS' EQUITY
 Preferred stock . . . . . . . . . . . . .         --          --            10           (10)          --
 Common Stock. . . . . . . . . . . . . . .        212          18           121          (139)         212
 Additional paid-in capital. . . . . . . .    133,934     144,756       234,578      (379,334)     133,934
 Retained earnings . . . . . . . . . . . .     71,502      32,528       (49,125)       16,597       71,502

 Less treasury stock . . . . . . . . . . .    (13,353)         --            (9)            9      (13,353)
                                            ---------   ---------     ---------     ---------    ---------
       Total Stockholders' Equity. . . . .    192,295     177,302       185,575      (362,877)     192,295
                                            ---------   ---------     ---------     ---------    ---------
       Total Liabilities and
         Stockholders' Equity. . . . . . . $  552,608  $  497,760    $  310,191   $  (635,114)  $  725,445
                                            ---------   ---------     ---------     ---------    ---------
                                            ---------   ---------     ---------     ---------    ---------

                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                   UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                          MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                     ------------   ------------   ------------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 1995

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .       $     33       $164,848       $ 20,045       $   (397)      $184,529
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          4,667             --          4,667
  Asset Management . . . . . . . . . . . . . . . .             --             --          2,909             --          2,909
  Corporate. . . . . . . . . . . . . . . . . . . .            413             --             --             --            413
  Equity in earnings of subsidiaries . . . . . . .          6,000          1,196             --         (7,196)            --
                                                     ------------   ------------   ------------   ------------   ------------
       Total Revenues. . . . . . . . . . . . . . .          6,446        166,044         27,621         (7,593)       192,518
                                                     ------------   ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .            546        157,825         18,149             --        176,520
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          1,784             --          1,784
  Asset Management . . . . . . . . . . . . . . . .             --             --          2,036             --          2,036
  Corporate general and administrative . . . . . .          3,092             --             35             --          3,127
  Corporate and home building interest . . . . . .         (3,404)         5,959            740           (456)         2,839
                                                     ------------   ------------   ------------   ------------   ------------
       Total Expenses. . . . . . . . . . . . . . .            234        163,784         22,744           (456)       186,306
                                                     ------------   ------------   ------------   ------------   ------------
Income before income taxes . . . . . . . . . . . .          6,212          2,260          4,877         (7,137)         6,212
Provision for income taxes . . . . . . . . . . . .          2,144            859          1,647         (2,506)         2,144
                                                     ------------   ------------   ------------   ------------   ------------
NET INCOME . . . . . . . . . . . . . . . . . . . .       $  4,068       $  1,401       $  3,230       $ (4,631)      $  4,068
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------
THREE MONTHS ENDED MARCH 31, 1994

REVENUES:
  Home Building. . . . . . . . . . . . . . . . . .       $     --       $147,681       $ 11,656       $   (759)      $158,578
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          5,487             --          5,487
  Asset Management . . . . . . . . . . . . . . . .             --             --          4,547           (281)         4,266
  Corporate. . . . . . . . . . . . . . . . . . . .            342             --             20             --            362
  Equity in earnings of subsidiaries . . . . . . .          9,169            999             --        (10,168)            --
                                                     ------------   ------------   ------------   ------------   ------------
       Total Revenues. . . . . . . . . . . . . . .          9,511        148,680         21,710        (11,208)       168,693
                                                     ------------   ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
  Home Building. . . . . . . . . . . . . . . . . .            364        138,543         10,563           (205)       149,265
  Mortgage Lending . . . . . . . . . . . . . . . .             --             --          2,583             --          2,583
  Asset Management . . . . . . . . . . . . . . . .             --             --          3,244             --          3,244
  Corporate general and administrative . . . . . .          3,902             --             31             --          3,933
  Corporate and home building interest . . . . . .         (1,467)         4,127          1,032           (736)         2,956
                                                     ------------   ------------   ------------   ------------   ------------
       Total Expenses. . . . . . . . . . . . . . .          2,799        142,670         17,453           (941)       161,981
                                                     ------------   ------------   ------------   ------------   ------------
Income before income taxes . . . . . . . . . . . .          6,712          6,010          4,257        (10,267)         6,712
Provision for income taxes . . . . . . . . . . . .          2,906          2,348          1,445         (3,793)         2,906
                                                     ------------   ------------   ------------   ------------   ------------
NET INCOME . . . . . . . . . . . . . . . . . . . .       $  3,806       $  3,662       $  2,812       $ (6,474)      $  3,806
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1995
                                 (IN THOUSANDS)


                                                                   UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                          MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                     ------------   ------------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED
 IN) OPERATING ACTIVITIES. . . . . . . . . . . . .       $(23,026)      $(21,079)      $  6,233       $ 42,187       $  4,315
                                                     ------------   ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
Mortgage Collateral
    Principal payments and
      prepayments. . . . . . . . . . . . . . . . .             --             --          2,606             --          2,606
Affiliate notes receivable . . . . . . . . . . . .         14,257             --             --        (14,257)            --
Other, net . . . . . . . . . . . . . . . . . . . .             --             --            368             --            368
                                                     ------------   ------------   ------------   ------------   ------------
Net Cash Provided By (Used In)
    Investing Activities . . . . . . . . . . . . .         14,257             --          2,974        (14,257)         2,974
                                                     ------------   ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
Net increase (reduction) in borrowings
  from Parent and subsidiaries . . . . . . . . . .         (8,545)        23,038         13,437        (27,930)            --
Mortgage-backed bonds - principal
  payments . . . . . . . . . . . . . . . . . . . .             --             --         (2,698)            --         (2,698)
Lines of Credit
    Advances . . . . . . . . . . . . . . . . . . .             --        155,308             --             --        155,308
    Principal payments . . . . . . . . . . . . . .             --       (152,865)       (19,721)            --       (172,586)
Notes payable
    Borrowings . . . . . . . . . . . . . . . . . .             --          1,075             --             --          1,075
    Principal payments . . . . . . . . . . . . . .            (12)        (7,243)        (1,060)            --         (8,315)
Dividend payments . . . . . . . . . . .. . . . . .           (387)            --             --             --           (387)
Other, net . . . . . . . . . . . . . . . . . . . .            279             --             --             --            279
                                                     ------------   ------------   ------------   ------------   ------------
Net Cash Provided By (Used In)
  Financing Activities . . . . . . . . . . . . . .         (8,665)        19,313        (10,042)       (27,930)       (27,324)
                                                     ------------   ------------   ------------   ------------   ------------
Net Decrease In Cash And Cash
  Equivalents. . . . . . . . . . . . . . . . . . .        (17,434)        (1,766)          (835)            --        (20,035)

Cash And Cash Equivalents
  Beginning Of Period. . . . . . . . . . . . . . .         31,210          9,656          2,698             --         43,564
                                                     ------------   ------------   ------------   ------------   ------------
  End Of Period. . . . . . . . . . . . . . . . . .       $ 13,776       $  7,890       $  1,863       $     --       $ 23,529
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1994
                                 (IN THOUSANDS)


                                                                   UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                       NON-
                                                                      GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                                          MDC       SUBSIDIARIES   SUBSIDIARIES      ENTRIES          MDC
                                                     ------------   ------------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES. . . . . . . . . . . . . . .    $    (9,952)    $  (20,598)   $    21,786     $    1,749    $    (7,015)
                                                     ------------   ------------   ------------   ------------   ------------
INVESTING ACTIVITIES:
Mortgage Collateral
     Principal payments and prepayments. . . . . .             --            211         17,459             --         17,670
     Sales . . . . . . . . . . . . . . . . . . . .             --             --          4,910             --          4,910
Changes in restricted cash . . . . . . . . . . . .             --             --          6,363             --          6,363
Affiliate notes receivable . . . . . . . . . . . .          2,108             --          3,053         (5,161)            --
Other, net . . . . . . . . . . . . . . . . . . . .             22           (110)           988             --            900
                                                     ------------   ------------   ------------   ------------   ------------
Net Cash Provided By Investing Activities. . . . .          2,130            101         32,773         (5,161)        29,843
                                                     ------------   ------------   ------------   ------------   ------------
FINANCING ACTIVITIES:
Net increase (reduction) in borrowings from
  Parent and subsidiaries. . . . . . . . . . . . .         (5,311)        17,880        (10,820)        (1,749)            --
  Mortgage-backed bonds - principal
    payments . . . . . . . . . . . . . . . . . . .             --             --        (26,350)            --        (26,350)
Lines of Credit
     Advances. . . . . . . . . . . . . . . . . . .             --        171,804             --             --        171,804
     Principal payments. . . . . . . . . . . . . .             --       (157,649)       (16,650)            --       (174,299)
Notes payable
     Borrowings. . . . . . . . . . . . . . . . . .             --            497             --             --            497
     Principal payments. . . . . . . . . . . . . .         (3,631)       (10,461)          (927)            --        (15,019)
Affiliate notes payable. . . . . . . . . . . . . .             --         (5,161)            --          5,161             --
Other, net . . . . . . . . . . . . . . . . . . . .            108             --             --             --            108
                                                     ------------   ------------   ------------   ------------   ------------
Net Cash Provided By (Used In) Financing
  Activities . . . . . . . . . . . . . . . . . . .         (8,834)        16,910        (54,747)         3,412        (43,259)
                                                     ------------   ------------   ------------   ------------   ------------
Net Decrease In Cash And Cash
  Equivalents. . . . . . . . . . . . . . . . . . .        (16,656)        (3,587)          (188)            --        (20,431)

Cash And Cash Equivalents
  Beginning Of Period. . . . . . . . . . . . . . .         42,443         17,792          2,768             --         63,003
                                                     ------------   ------------   ------------   ------------   ------------
  End Of Period. . . . . . . . . . . . . . . . . .    $    25,787     $   14,205    $     2,580      $      --    $    42,572
                                                     ------------   ------------   ------------   ------------   ------------
                                                     ------------   ------------   ------------   ------------   ------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                                  INTRODUCTION

     MDC is a national home builder with operations in (i) metropolitan Denver and Colorado Springs, Colorado (collectively, "Colorado"); (ii) northern Virginia and suburban Maryland (collectively, "Mid-Atlantic"); (iii) Northern and Southern California (collectively, "California"); (iv) Phoenix and Tucson, Arizona (collectively, "Arizona"); and (v) Las Vegas, Nevada ("Nevada").

     In its home building operations, the Company is engaged in the construction and sale of residential housing (collectively, the "home building segment"). In its mortgage origination, purchase and sale activities (collectively, the "mortgage lending segment"), which primarily support the Company's home building segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans to the Company's home buyers and to others.

     In its asset management operations (collectively, the "asset management segment"), Financial Asset Management Corporation (an indirect, wholly owned subsidiary of M.D.C. Holdings, Inc., "FAMC") manages, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT").

                            RESULTS OF OPERATIONS

     The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).


                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                    -----------------------
                                                      1995           1994
                                                    --------       --------
Revenues. . . . . . . . . . . . . . . . . . .       $192,518       $168,693
Income before income taxes. . . . . . . . . .          6,212          6,712
Operating and net income. . . . . . . . . . .          4,068          3,806
Primary Earnings Per Share. . . . . . . . . .            .20            .19

     Revenues for the first quarter of 1995 increased 14% to $192,518,000 from $168,693,000 during the same period in 1994 primarily due to a significant increase in homes closed. The Company closed 1,008 homes during the first quarter of 1995, the highest level of first quarter home closings in the Company's history and an 18% increase over the 854 homes closed in the same period in 1994.

     Income before income taxes was lower in the three months ended March 31, 1995 compared with the same period in 1994 primarily as a result of lower home building segment operating profits, partially offset by lower corporate general and administrative expenses. Operating profit from the Company's home building operations for the first quarter of 1995 totalled $8,009,000 compared with $9,313,000 for the same period in 1994. The reduction in home building operating profits in the first quarter of 1995 primarily resulted from a decline in the Home Gross Margins (as hereinafter defined) to 13.8% compared with 16.1% in the first quarter of 1994. This decline largely was due to increased incentives offered to home buyers in order to stimulate sales as home building markets throughout the nation experienced slower activity in the first quarter of 1995 than in the same period in 1994 and additional costs related to the Company's aggressive marketing program to reduce its inventory of unsold homes under construction.

     During the three months ended March 31, 1995, MDC earned operating and net income of $4,068,000, or $.20 per share (primary). This was the Company's highest first quarter operating income since 1987 and a seven percent increase over the $3,806,000, or $.19 per share (primary), in operating and net income for the same period in 1994.

     IMPACT OF HOME MORTGAGE INTEREST RATES.

     Beginning in 1992 through October 1993, home mortgage interest rates declined to their lowest levels in 25 years to an average of 6.7% on a 30-year, fixed-rate mortgage. Since October 1993, mortgage interest rates have increased from a low of 6.7% to as high as 9.25% in December 1994 primarily as a result of seven interest rate increases by the Federal Reserve Board. While current mortgage interest rates (approximately 8.4% in April 1995) are still low compared with historical rates for the past 25 years, the general increase in mortgage interest rates, particularly since April 1994 when rates moved above 8%, has affected adversely the Company's home building and mortgage lending segments.

     The general increases in mortgage interest rates since October 1993 have affected adversely, and may continue to affect adversely in the future (i) sales of new homes and the level of Home Gross Margins; and (ii) the Company's mortgage lending operations by substantially decreasing mortgage loan originations for refinancing.

     The Company is unable to predict the extent to which future increases in mortgage interest rates will affect adversely the Company's operating activities and results of operations.

HOME BUILDING SEGMENT.

     The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).


                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                       ---------------------
                                                          1995         1994
                                                       --------     --------
Home sales revenues . . . . . . . . . . . . . . .      $182,064     $156,735
Operating profits . . . . . . . . . . . . . . . .         8,009        9,313
Average selling price per housing unit  . . . . .         180.6        183.5
Home Gross Margins  . . . . . . . . . . . . . . .         13.8%        16.1%
Homes - units
    Sales contracted, net
         Colorado . . . . . . . . . . . . . . . .           540          750
         Mid-Atlantic . . . . . . . . . . . . . .           330          412
         California . . . . . . . . . . . . . . .           160          146
         Arizona  . . . . . . . . . . . . . . . .           178          154
         Nevada . . . . . . . . . . . . . . . . .            25           30
                                                       --------     --------
             Total  . . . . . . . . . . . . . . .         1,233        1,492
                                                       --------     --------
                                                       --------     --------
    Closed and delivered
         Colorado . . . . . . . . . . . . . . . .           480          392
         Mid-Atlantic . . . . . . . . . . . . . .           191          252
         California . . . . . . . . . . . . . . .           126          107
         Arizona  . . . . . . . . . . . . . . . .           184           86
         Nevada . . . . . . . . . . . . . . . . .            27           17
                                                       --------     --------
             Total  . . . . . . . . . . . . . . .         1,008          854
                                                       --------     --------
                                                       --------     --------


                                           MARCH 31,   DECEMBER 31,    MARCH 31,
                                             1995          1994          1994
                                          ----------   ------------   ----------
Backlog
   Units
      Colorado   . . . . . . . . . . .        670           610         1,018
      Mid-Atlantic   . . . . . . . . .        476           337           585
      California . . . . . . . . . . .        135           101           137
      Arizona  . . . . . . . . . . . .        251           257           215
      Nevada . . . . . . . . . . . . .         27            29            40
                                         --------      --------      --------
           Total  . . . . . . . . . .       1,559         1,334         1,995
                                         --------      --------      --------
Sales value . . . . . . . . . . . . .    $288,700      $241,900      $363,270
                                         --------      --------      --------
                                         --------      --------      --------

     HOME SALES REVENUES AND HOMES CLOSED AND DELIVERED. Home sales revenues for the three months ended March 31, 1995 were the highest first quarter home sales revenues in the Company's history, representing an increase of 16% over home sales revenues for the same period in 1994. This increase primarily was the result of increases in home closings in (i) Colorado (a 22% increase) due to the strong backlog at December 31, 1994, favorable winter weather which enabled the Company to finish and close a greater percentage of this backlog and an active marketing program to sell and deliver certain unsold homes under construction; (ii) Arizona (a 114% increase) primarily due to a significant expansion of the Company's operations in Phoenix; and (iii) California (an 18% increase) due to the Company's acquisition and opening of several new subdivisions in this market, particularly in Southern California. The
Company's Mid-Atlantic market had lower home closings in the first quarter of 1995 compared with the same period in 1994, despite an increase in the number of active subdivisions, as strong market conditions in the first quarter of 1994 have softened during the latter part of 1994 and into the first quarter of 1995.

     The Company increased the number of active subdivisions throughout its markets from 105 at March 31, 1994 to 132 at March 31, 1995. Most of the increases in active subdivisions occurred in (i) the Mid-Atlantic market (a net increase of 11); (ii) Arizona (a net increase of 11); and (iii) California (a net increase of 3).

     AVERAGE SELLING PRICE PER HOUSING UNIT. The decrease in the average selling price per housing unit in the first quarter of 1995 compared with the first quarter of 1994 primarily was a result of lower average selling prices in
(i) Southern California primarily due to the introduction in new subdivisions of lower-priced homes primarily marketed to first and second-time move-up home buyers during the latter part of 1994; (ii) Tucson primarily due to the opening of new subdivisions which target the first-time and first-time move-up buyer; and (iii) Colorado as the Company continues to offer lower-priced homes in response to consumer demand. These decreases partially were offset by increases in average selling prices in the Mid-Atlantic and Northern California markets principally due to the mix of homes closed.

     HOME GROSS MARGINS. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") decreased during the first quarter of 1995 compared with the first quarter of 1994. This decline largely was due to increased incentives offered to home buyers in order to stimulate sales in view of weakening conditions in home building markets throughout the nation and additional costs related to the company's aggressive marketing program to reduce its inventory of unsold homes under construction. The Company believes that the weakening market conditions, increased incentives and additional costs will result in lower Home Gross Margins in the second quarter, and possibly the third quarter, of 1995 compared with the same periods in 1994. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices.

     HOME SALES AND BACKLOG. Sales for the first quarter of 1995 decreased by 17% to 1,233 homes from 1,492 homes for the same period in 1994 as the Company, in general, experienced lower sales per active subdivision in each of its markets in the first quarter of 1995 compared with the prior year. Sales for the first quarter of 1994 reflected the trend of strong sales experienced prior to the significant increase in mortgage interest rates in April 1994. Backlog at March 31, 1995 was 1,559 compared with 1,334 at December 31, 1994 and 1,995 at March 31, 1994. MDC expects approximately 70% of its March 31, 1995 Backlog to close under existing sales contracts during the second and third quarters of 1995.

     Sales for the first quarter of 1995 compared with 1994 in Colorado declined 28% as a result of, among other things, increased competition as new competitors entered the market and increases in mortgage rates which affected adversely the demand for new homes. Sales for the first quarter of 1995 compared with 1994 in the Mid-Atlantic market declined 20% due to an overall slowing in this market which began in the second quarter of 1994. The overall Mid-Atlantic market declined by approximately 19% in the first quarter of 1995 compared with the first quarter of 1994.

     Sales increased in the first quarter of 1995 compared with 1994 in
(i) Arizona (an increase of 16%) due to an expansion of the Company's operations in Phoenix; and (ii) California (an increase of 10%) primarily due to an expansion of the Company's operations in Southern California.

     Sales in April 1995 increased by 17% to 427 homes compared with sales of 365 homes in April 1994. The Company is unable to predict if this trend will continue in the future.

     MARKETING. Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $11,117,000 for the first quarter of 1995 compared with $9,002,000 for 1994. This 24% increase during 1995 principally was due to the 16% increase in home sales revenue and expanded operations in most of the Company's major regions. Significant additional marketing-related salary, sales commission and model home operation expenses were incurred to support the Company's expanded operations. Additionally, the Company has increased its marketing in an effort to stimulate sales in most of its markets.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $6,395,000 during the first quarter of 1995 compared with $6,747,000 during 1994. General and administrative expenses have decreased in the aggregate primarily due to the Company's continuing efforts to decrease general and administrative expenses. General and administrative expenses as a percentage of home sales revenues decreased to 3.5% for 1995 compared with 4.3% in 1994 as the Company was able to deliver more homes without a proportionate increase in overhead.

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

     The Company in the past has offered, and may in the future offer, incentives to assist in selling certain of its unsold homes under construction. These incentives include buying down mortgage interest rates, offering prospective home buyers options and upgrades at a discount and, to a substantially lesser extent, price concessions. The cost of these incentives is included in the determination of the Company's Home Gross Margins.

     As with all of the Company's inventories, interest and other carrying costs incurred with respect to the Company's unsold homes under construction are capitalized during periods of active construction and expensed following their completion. In view of the Company's recent sales trends, the period of time required to sell and close the Company's unsold homes under construction, in some cases, may be extended. The Company's operating income will be affected adversely by any additional interest and other carrying costs incurred (most of which will be expensed) with respect to these unsold homes during this extended period.

     The Company aggressively is marketing certain unsold homes which it considers to be in excess of its present needs and plans to continue this program through the second quarter of 1995. The Company has reduced the number of unsold homes under construction at March 31, 1995 by 15% compared with the December 31, 1994 level. The Company is unable to predict the extent to which its Home Gross Margins and operating income in 1995 will be affected adversely by the incentives offered and the additional interest and carrying costs incurred with respect to the Company's unsold homes under construction.

   LAND INVENTORY.

     The table below shows the carrying value of MDC's land and land under development in each of its home building markets at March 31, 1995, segregated by property acquired or optioned before 1991 ("Pre-1991") and after 1990 ("Other"). The table also shows the carrying value of MDC's inactive land inventory which is included in the total, most of which was acquired prior to 1991 (in thousands).


                              TOTAL LAND AND LAND UNDER DEVELOPMENT
                              -------------------------------------    INACTIVE
                                PRE-1991        OTHER        TOTAL         LAND
                              ----------    ---------    ---------    ---------
Colorado . . . . . . . . .     $  67,172    $  21,504    $  88,676    $  46,643
Mid-Atlantic . . . . . . .        14,247       18,915       33,162           --
California . . . . . . . .         3,183       30,833       34,016        1,374
Arizona . . . . . . . .. .         4,968       18,915       23,883        1,810
Nevada . . . . . . . . . .            --        6,414        6,414           --
                              ----------    ---------    ---------    ---------
  Totals . . . . . . . . .     $  89,570    $  96,581    $ 186,151    $  49,827
                              ----------    ---------    ---------    ---------
                              ----------    ---------    ---------    ---------

     The Company's net income and cash flow are affected adversely by the carrying costs (e.g., interest and property taxes) associated with inactive land inventories. These inactive land inventories comprised approximately 27% of the carrying value of the Company's total land and land under development at March 31, 1995 compared with approximately 43% of the $192,881,000 carrying value at December 31, 1993. The decrease in inactive land inventory, most of which occurred during 1994, is due to the commencement of development and construction activity in certain subdivisions as well as sales of inactive land. Carrying costs on inactive land inventories are expensed, not capitalized. The Company is actively pursuing opportunities to reduce, through sales or home building activities, its inactive land inventories.

MORTGAGE LENDING SEGMENT.

     The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    -----------------------
                                                       1995           1994
                                                    --------       --------
Gains from sales of mortgage servicing:
  Bulk . . . . . . . . . . . . . . . . . . .        $  2,218       $  2,585
  Other. . . . . . . . . . . . . . . . . . .             452            287
Net interest income. . . . . . . . . . . . .             693            571
Origination fees . . . . . . . . . . . . . .           1,074          1,236
Gains (losses) on sales of mortgage loans  .            (336)            99
Mortgage servicing and other . . . . . . . .             566            515
General and administrative expenses  . . . .          (1,784)        (2,389)
                                                    --------       --------
Operating profit . . . . . . . . . . . . . .        $  2,883       $  2,904
                                                    --------       --------
                                                    --------       --------

Principal amount of originations and purchases:
    MDC home buyers. . . . . . . . . . . . .        $ 77,743       $ 76,260
    Spot . . . . . . . . . . . . . . . . . .           6,017         31,288
    Correspondent. . . . . . . . . . . . . .           9,130         26,252
                                                    --------       --------
       Total . . . . . . . . . . . . . . . .        $ 92,890       $133,800
                                                    --------       --------
                                                    --------       --------



                                                        MARCH 31,    DECEMBER 31,     MARCH 31,
                                                          1995           1994           1994
                                                        ---------    ------------     ----------
Composition of Servicing Portfolio at End of
  Period:
    FHA insured/VA guaranteed. . . . . . . . . . .       $208,981       $203,991       $410,057
    Conventional . . . . . . . . . . . . . . . . .        416,409        365,072        344,297
                                                         --------       --------       --------
Total Servicing Portfolio. . . . . . . . . . . . .       $625,390       $569,063       $754,354
                                                         --------       --------       --------
                                                         --------       --------       --------
Salable Portion of Servicing Portfolio . . . . . .       $448,166       $506,098       $487,331
                                                         --------       --------       --------
                                                         --------       --------       --------


     HomeAmerican's operating profit of $2,883,000 for the first quarter of 1995 approximated the operating profit of $2,904,000 for the same period in 1994. While loan origination fees were lower in 1995 compared with 1994, this reduction was more than offset by a decrease in general and administrative expenses as HomeAmerican reduced its general and administrative costs in response to the decline in the level of its refinancing activities in its mortgage lending operations.

     HomeAmerican's loan originations and purchases decreased by 30% in the first quarter of 1995 compared with the same period in 1994 primarily due to increased mortgage interest rates which resulted in a significant decrease in refinancing activity and lower mortgage loan originations market wide. The decrease partially was offset by a 2% increase in the dollar amount of originations for MDC's home buyers principally due to increased closings by MDC's home building segment. HomeAmerican originated mortgages for 54% of MDC's home buyers in the first quarter of 1995 compared with 59% for the same period in 1994. The decline in the percentage of mortgages originated for MDC's home buyers was the result of, among other things, increased competition for mortgage loan originations and increases in closings in Southern California where HomeAmerican does not have an origination facility, partially offset by increasing mortgage loan origination percentages in Colorado and the Mid-Atlantic.

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


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    -----------------------
                                                        1995           1994
                                                    --------       --------
Management fees from REITs . . . . . . . . .          $  637         $  754
Gains on sales of mortgage-related assets. .              --            313
Other, net . . . . . . . . . . . . . . . . .             236           (45)
                                                      ------         ------
Operating profit . . . . . . . . . . . . . .          $  873         $1,022
                                                      ------         ------
                                                      ------         ------


     The Company currently does not anticipate making additional mortgage-related investments in the future. As a result, future income from the asset management segment substantially will be dependent on management fees earned from two publicly traded REITs. At March 31, 1995, the REITs had approximately $160,000,000 in assets under management by FAMC.

OTHER OPERATING RESULTS.

     INTEREST EXPENSE. Corporate and home building interest incurred increased by 7.5% to $8,989,000 for the first quarter of 1995 compared with $8,364,000 for the same period in 1994 primarily due to higher average effective interest rates with respect to the Company's variable-rate bank lines of credit and project loans due to higher interest rates in 1995 and higher average outstanding borrowings during the first quarter of 1995 compared with the first quarter of 1994 to support the higher level of the Company's home building operations in 1995.

     The portion of this corporate and home building interest which was capitalized (the Company capitalizes interest on its home building inventories during the period of active development and through the completion of construction) during the first quarter of 1995 totalled $6,150,000 compared with $5,408,000 for the same period in 1994. The increase in interest capitalized for 1995 primarily was due to (i) increased levels of active home building inventories resulting from expanded operations; and (ii) higher interest capitalization rates resulting from higher average effective interest rates on the Company's debt.

     Corporate and home building interest incurred not capitalized is reflected as interest expense and totalled $2,839,000 for the first quarter of 1995 compared with $2,956,000 for the first quarter of 1994.

     For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $3,127,000 during the three months ended March 31, 1995 compared with $3,933,000 during the first quarter of 1994. The decrease in the first quarter of 1995 primarily was due to a decrease in professional fees and other expenses as the Company has continued to streamline its operations.

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

     MDC's overall effective income tax rates of 34.5% and 43.3%, respectively, for the first quarter of 1995 and 1994 differed from the federal statutory rate of 35%. These differences primarily were due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and
(iii) in 1994, adjustments of prior years' income taxes.

     In April 1995, the Company received approval from the Congressional Joint Committee on Taxation regarding the Company's final agreement with the Internal Revenue Service (the "IRS") relative to the IRS's examination of the MDC Consolidated Returns for the years 1984 and 1985. Also in April 1995, the Company and the IRS reached final agreement on the IRS examinations of the Richmond Homes Consolidated Returns for the years 1989 and 1990. Such agreements had no material impact upon the Company's financial position or results of operations.

     The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed certain adjustments to the taxable income reflected in such returns. In general, the proposed adjustments would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may result from the proposed adjustments.

     The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest which may result from these examinations.

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

LINES OF CREDIT AND NOTES PAYABLE.

     HOME BUILDING. MDC's home building bank lines of credit and letter of credit facilities at March 31, 1995 aggregated $160,000,000, which represents a substantial increase over the $70,000,000 of similar facilities at December 31, 1993. Agreements governing $147,000,000 of the present facilities were entered into during 1994 and the first quarter of 1995, with terms that provide for final maturities generally from four to five years, including scheduled term-out periods (although the term-out periods may commence earlier under certain circumstances). Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At March 31, 1995, $64,775,000 was borrowed and an additional $76,226,000 was collateralized and available to be borrowed under the bank lines of credit.

     MORTGAGE LENDING. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are subsequently sold. During the first quarters of 1995 and 1994, HomeAmerican sold $85,350,000 and $153,884,000, respectively, principal amount of mortgage loans and mortgage certificates.

     The aggregate amount available under the Mortgage Line at March 31, 1995 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At March 31, 1995, $3,490,000 was borrowed and an additional $25,320,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

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

CONSOLIDATED CASH FLOW.

     In the first quarter of 1995, MDC management made the decision to lower its operating cash balances by approximately $20,000,000. The Company believes its present liquidity available under existing bank lines of credit allows the Company to operate with lower operating cash balances. The Company used this cash, together with cash generated primarily from net income, to pay down lines of credit and notes payable by $24,518,000. At March 31, 1995, the Company had $23,529,000 available in cash and cash equivalents.

     MDC used $20,431,000 of cash in the first quarter of 1994 primarily due to uses of cash to pay down lines of credit and notes payable by $17,017,000 and cash used in Operating Activities of $7,015,000, partially offset by net cash generated from the asset management segment's mortgage-related assets of $3,493,000. The net cash used in Operating Activities principally was due to increased home building inventories, partially offset by reductions in mortgage loans held in inventory and income from operations.

             ISSUANCE OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121, which is anticipated in 1996, will not have a material impact on the results of operations or financial position of the Company in the year of adoption.

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

     The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have agreed to defend the Company in the Highlands Ranch case subject to reservations of rights. While several of the carriers providing primary coverage have agreed to defend the Company, subject to reservation of rights, with respect to the matters alleged in the two other complaints, some of the Company's other carriers as yet have not responded to the Company's request to defend these other two complaints.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.

     No matters were submitted to shareowners during the first quarter of 1995.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibit:

                         10.1 M.D.C. Holdings, Inc. Executive Option Purchase Program.

                           15 Letter regarding unaudited interim financial information.

                           27   Financial Data Schedule.

                           28 Form of Independent Accountants' Review Report dated April 26, 1995.

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

Date:  May 9, 1995                     M.D.C. HOLDINGS, INC.
                                        (Registrant)



                                        By:  /s/ Paris G. Reece III
                                             ---------------------------
                                             Paris G. Reece III,
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

EXHIBIT INDEX


Exhibit No.    Description                                                Page #
- -----------    -----------                                                ------
10.1           M.D.C. Holdings, Inc. Executive Option Purchase Program

15             Letter regarding unaudited interim financial information.

27             Financial Data Schedule.

28             Form of Independent Accountants' Review Report dated
               April 26, 1995.