Form 10-Q
period 1995-06-30
MDC HOLDINGS INC
filed 1995-08-14
CIK 773141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 _______________

                                    FORM 10-Q

(MARK ONE)

   /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO. 1-8951

                              M.D.C. HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      84-0622967
  (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR                             IDENTIFICATION NO.)
         ORGANIZATION)

       3600 SOUTH YOSEMITE STREET,                            80237
               SUITE 900
            DENVER, COLORADO                               (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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


  AS OF JULY  26, 1995, 19,249,000 SHARES OF M.D.C. HOLDINGS, INC. COMMON STOCK
                                WERE OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995

                                      INDEX

                                                                     PAGE
                                                                      NO.
                                                                     ----
PART I.     FINANCIAL INFORMATION:

            Item 1.   Condensed Consolidated Financial Statements:

                      Balance Sheets as of June 30, 1995
                         (Unaudited) and December 31, 1994 . . . .     1

                      Statements of Income (Unaudited) for the
                         three and six months ended June 30, 1995      3
                         and 1994. . . . . . . . . . . . . . . . .

                      Statements of Cash Flows (Unaudited) for the
                         six months ended June 30, 1995 and 1994. .    4

                      Notes to Financial Statements (Unaudited) . .    6

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations. . . . . . . . . . . . . . . . . .   18


PART II.    OTHER INFORMATION:

            Item 1.   Legal Proceedings . . . . . . . . . . . . .     30

            Item 4.   Submission of Matters to a Vote of
                      Shareowners . . . . . . . . . . . . . . . .     31

            Item 6.   Exhibits and Reports on Form 8-K. . . . . .     31


                                       (i)

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            JUNE 30,       DECEMBER 31,
                                                                              1995             1994
                                                                            --------       -----------
ASSETS                                                                     (UNAUDITED)
Corporate
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .     $  9,234         $  31,210
 Property and equipment, net  . . . . . . . . . . . . . . . . . . . . .        9,661             9,962
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .       11,435            11,944
 Deferred issue costs, net  . . . . . . . . . . . . . . . . . . . . . .       10,286            10,621
 Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . .        3,129             3,270
                                                                            --------          --------
                                                                              43,745            67,007
                                                                            --------          --------
Home Building
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .        5,988            10,162
 Home sales and other accounts receivable   . . . . . . . . . . . . . .       13,290            12,508
 Investments and marketable securities, net   . . . . . . . . . . . . .        6,300             6,089
 Inventories, net
   Housing completed or under construction  . . . . . . . . . . . . . .      267,022           280,319
   Land and land under development  . . . . . . . . . . . . . . . . . .      197,423           183,838
 Prepaid expenses and other assets, net   . . . . . . . . . . . . . . .       40,877            43,975
                                                                            --------          --------
                                                                             530,900           536,891
                                                                            --------          --------
Mortgage Lending
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .        1,527             1,607
 Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,900             2,650
 Accrued interest and other assets, net   . . . . . . . . . . . . . . .        1,168             1,447
 Mortgage loans held in inventory, net  . . . . . . . . . . . . . . . .       51,064            44,368
                                                                            --------          --------
                                                                              55,659            50,072
                                                                            --------          --------

Asset Management
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          460               585
 Mortgage Collateral, net, and assets related to mortgage-backed bonds
   and related liabilities  . . . . . . . . . . . . . . . . . . . . . .       51,392            64,574
 Other loans and assets, net  . . . . . . . . . . . . . . . . . . . . .        6,280             6,316
                                                                            --------          --------
                                                                              58,132            71,475
                                                                            --------          --------
     Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $688,436          $725,445
                                                                            --------          --------
                                                                            --------          --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                            JUNE 30,       DECEMBER 31,
                                                                              1995             1994
                                                                            --------       -----------
LIABILITIES                                                                (Unaudited)
Corporate
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .     $ 19,238          $ 34,311
 Income taxes payable   . . . . . . . . . . . . . . . . . . . . . . . .       11,878            11,166
 Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,560             3,583
 Senior Notes, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      187,436           187,352
 Subordinated notes, net  . . . . . . . . . . . . . . . . . . . . . . .       38,219            38,217
                                                                            --------          --------
                                                                             260,331           274,629
                                                                            --------          --------
Home Building
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .       75,862            75,399
 Lines of credit  . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,106            62,332
 Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22,449            33,585
                                                                            --------          --------
                                                                             153,417           171,316
                                                                            --------          --------
Mortgage Lending
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .        6,493             2,450
 Line of credit   . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,131            23,211
                                                                            --------          --------
                                                                              29,624            25,661
                                                                            --------          --------
Asset Management
 Accounts payable and accrued expenses  . . . . . . . . . . . . . . . .          646               670
 Mortgage-backed bonds, net, and related liabilities, recourse solely
   to limited-purpose subsidiary assets . . . . . . . . . . . . . . . .       47,596            60,874
                                                                            --------          --------
                                                                              48,242            61,544
                                                                            --------          --------
     Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . .      491,614           533,150
                                                                            --------          --------
COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . .          - -               - -
                                                                            --------          --------
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value; 25,000,000 shares authorized; none
   issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          - -               - -
 Common Stock, $.01 par value; 100,000,000 shares authorized;
   22,384,000 and 21,187,000 shares issued, respectively, at June 30,
   1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . .          224               212
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . .      135,561           133,934
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .       79,583            71,502
                                                                            --------          --------
                                                                             215,368           205,648
 Less treasury stock, at cost; 3,135,000 and 2,314,000 shares,
  respectively, at June 30, 1995 and December 31, 1994  . . . . . . . .      (18,546)          (13,353)
                                                                            --------          --------
     Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . .      196,822           192,295
                                                                            --------          --------

     Total Liabilities and Stockholders' Equity . . . . . . . . . . . .     $688,436          $725,445
                                                                            --------          --------
                                                                            --------          --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                            THREE MONTHS                     SIX MONTHS
                                                                           ENDED JUNE 30,                  ENDED JUNE 30,
                                                                      ------------------------         ------------------------
                                                                        1995            1994             1995            1994
                                                                      --------        --------         --------        --------
REVENUES:
 Home Building  . . . . . . . . . . . . . . . . . . . . . .           $207,339        $190,257         $391,868        $348,835
 Mortgage Lending   . . . . . . . . . . . . . . . . . . . .              4,550           3,903            9,217           9,390
 Asset Management   . . . . . . . . . . . . . . . . . . . .              2,972           3,336            5,881           7,602
 Corporate  . . . . . . . . . . . . . . . . . . . . . . . .                424             275              837             637
                                                                      --------        --------         --------        --------
    Total Revenues  . . . . . . . . . . . . . . . . . . . .            215,285         197,771          407,803         366,464
                                                                      --------        --------         --------        --------

COSTS AND EXPENSES:
 Home Building  . . . . . . . . . . . . . . . . . . . . . .            199,274         177,931          375,794         327,196
 Mortgage Lending   . . . . . . . . . . . . . . . . . . . .              2,142           2,265            3,926           4,848
 Asset Management   . . . . . . . . . . . . . . . . . . . .              1,717           2,553            3,753           5,797
 Corporate general and administrative   . . . . . . . . . .              3,482           3,966            6,609           7,899
 Corporate and home building interest (Note C)  . . . . . .              1,890           2,051            4,729           5,007
                                                                      --------        --------         --------        --------
    Total Expenses  . . . . . . . . . . . . . . . . . . . .            208,505         188,766          394,811         350,747
                                                                      --------        --------         --------        --------

Income before income taxes  . . . . . . . . . . . . . . . .              6,780           9,005           12,992          15,717
Provision for income taxes  . . . . . . . . . . . . . . . .              2,449           3,301            4,593           6,207
                                                                      --------        --------         --------        --------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . .           $  4,331        $  5,704         $  8,399        $  9,510
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------
EARNINGS PER SHARE

 Primary  . . . . . . . . . . . . . . . . . . . . . . . . .           $    .21        $    .28         $    .41        $    .47
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------
 Fully-diluted  . . . . . . . . . . . . . . . . . . . . . .           $    .20        $    .25         $    .38        $    .43
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------
WEIGHTED-AVERAGE SHARES OUTSTANDING

 Primary  . . . . . . . . . . . . . . . . . . . . . . . . .             20,305          20,480           20,300          20,403
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------
 Fully-diluted  . . . . . . . . . . . . . . . . . . . . . .             24,006          24,094           24,043          24,045
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------
DIVIDENDS PER SHARE . . . . . . . . . . . . . . . . . . . .           $    .03        $    .02         $    .05        $    .02
                                                                      --------        --------         --------        --------
                                                                      --------        --------         --------        --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                              ---------------------------
                                                                                1995               1994
                                                                              --------           --------
OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  8,399           $  9,510
Adjustments To Reconcile Net Income To Net Cash Used In Operating
  Activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          4,531              4,411
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .            509             (2,548)
   Gains on sales of mortgage-related assets  . . . . . . . . . . . . .           (270)              (358)
                                                                              --------           --------
Net Cash Provided By Operating Activities Before Changes in Operating
  Assets and Liabilities  . . . . . . . . . . . . . . . . . . . . . . .         13,169             11,015
Net Changes In Operating Assets and Liabilities
   Mortgage loans held in inventory . . . . . . . . . . . . . . . . . .         (6,674)            25,839
   Home building inventories  . . . . . . . . . . . . . . . . . . . . .          2,092            (61,050)
   Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (997)            (9,526)
   Accounts payable and accrued expenses  . . . . . . . . . . . . . . .         (8,035)            (2,912)
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (544)            (4,301)
                                                                              --------           --------
Net Cash Used In Operating Activities . . . . . . . . . . . . . . . . .           (989)           (40,935)
                                                                              --------           --------

INVESTING ACTIVITIES:
Mortgage Collateral and other loans
   Principal payments and prepayments . . . . . . . . . . . . . . . . .          5,467             28,891
   Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,630             17,173
Changes in restricted cash, net . . . . . . . . . . . . . . . . . . . .            750              5,522
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            794              1,547
                                                                              --------           --------
Net Cash Provided By Investing Activities . . . . . . . . . . . . . . .         15,641             53,133
                                                                              --------           --------


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                              ------------------------------
                                                                                 1995                1994
                                                                              ----------         -----------
FINANCING ACTIVITIES:
Mortgage-backed bonds - principal payments  . . . . . . . . . . . . . .       $  (13,411)         $  (46,378)
Lines of credit
   Advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          329,633             301,805
   Principal payments . . . . . . . . . . . . . . . . . . . . . . . . .         (336,939)           (271,797)
Notes payable
   Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,075              11,070
   Principal payments . . . . . . . . . . . . . . . . . . . . . . . . .          (14,967)            (26,049)
Dividend payments . . . . . . . . . . . . . . . . . . . . . . . . . . .             (988)                - -
Treasury stock purchases  . . . . . . . . . . . . . . . . . . . . . . .           (5,321)                - -
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (89)                121
                                                                              ----------         -----------

Net Cash Used In Financing Activities . . . . . . . . . . . . . . . . .          (41,007)            (31,228)
                                                                              ----------         -----------
Net Decrease In Cash and Cash Equivalents . . . . . . . . . . . . . . .          (26,355)            (19,030)

Cash and Cash Equivalents
   Beginning Of Period  . . . . . . . . . . . . . . . . . . . . . . . .           43,564              63,003
                                                                              ----------         -----------
   End Of Period  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   17,209         $    43,973
                                                                              ----------         -----------
                                                                              ----------         -----------


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest, net of amounts capitalized . . . . . . . . . . . . . . . .       $   6,199           $    8,951
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,195               16,864


                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Home building inventory purchases financed by seller  . . . . . . . . .       $   2,733           $    3,693
Home building land inventory sales financed by MDC  . . . . . . . . . .             353                  848
Disposition of land inventories collateralized by notes payable
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             - -                2,864
   Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             - -                2,176
   Accrued interest and other liabilities . . . . . . . . . . . . . . .             - -                  688


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.PRESENTATION OF FINANCIAL STATEMENTS

The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1995 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

     Price Waterhouse LLP has performed a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month and six-month periods ended June 30, 1995 and 1994 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated July 25, 1995, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 does not extend to it.

     Certain reclassifications have been made in the 1994 financial statements to conform to the classifications used in the current year.

B. INFORMATION ON BUSINESS SEGMENTS

   The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).


                                                                         THREE MONTHS                          SIX MONTHS
                                                                         ENDED JUNE 30,                       ENDED JUNE 30,
                                                                     1995              1994               1995              1994
                                                                    --------          --------           --------          --------
Home Building
   Home sales . . . . . . . . . . . . . . . . . . . . . .           $205,856          $184,878           $387,920          $341,613
   Land sales . . . . . . . . . . . . . . . . . . . . . .                511             4,961              2,824             6,711
   Other revenues . . . . . . . . . . . . . . . . . . . .                972               418              1,124               511
                                                                    --------          --------           --------          --------
                                                                     207,339           190,257            391,868           348,835
                                                                    --------          --------           --------          --------
   Home cost of sales . . . . . . . . . . . . . . . . . .            178,901           155,919            335,916           287,398
   Land cost of sales . . . . . . . . . . . . . . . . . .                418             4,118              2,411             6,155
   Inventory valuation reserves . . . . . . . . . . . .                  900               - -                900               - -
   Marketing  . . . . . . . . . . . . . . . . . . . . . .             12,510            10,925             23,627            19,927
   General and administrative . . . . . . . . . . . . . .              6,545             6,969             12,940            13,716
                                                                    --------          --------           --------          --------
                                                                     199,274           177,931            375,794           327,196
                                                                    --------          --------           --------          --------
     Operating Profit . . . . . . . . . . . . . . . . . .              8,065            12,326             16,074            21,639
                                                                    --------          --------           --------          --------



                                                                       THREE MONTHS                         SIX MONTHS
                                                                      ENDED JUNE 30,                       ENDED JUNE 30,
                                                                -------------------------            -------------------------
                                                                  1995              1994               1995              1994
                                                                -------           -------            -------           -------
Mortgage Lending
   Interest revenues  . . . . . . . . . . . . . . . .           $   977           $   695            $ 1,670           $ 1,460
   Origination fees . . . . . . . . . . . . . . . . .             1,256             1,145              2,330             2,381
   Gains on sale of mortgage servicing  . . . . . . .             1,972             1,896              4,642             4,768
   Losses on sale of mortgage loans, net  . . . . . .              (104)             (280)              (440)             (181)
   Mortgage servicing and other . . . . . . . . . . .               449               447              1,015               962
                                                                -------           -------            -------           -------
                                                                  4,550             3,903              9,217             9,390
                                                                -------           -------            -------           -------
   Interest expense . . . . . . . . . . . . . . . . .                75                56                 75               250
   General and administrative . . . . . . . . . . . .             2,067             2,209              3,851             4,598
                                                                -------           -------            -------           -------

                                                                  2,142             2,265              3,926             4,848
                                                                -------           -------            -------           -------
     Operating Profit . . . . . . . . . . . . . . . .             2,408             1,638              5,291             4,542
                                                                -------           -------            -------           -------
Asset Management
   Interest revenues  . . . . . . . . . . . . . . . .             1,310             2,132              2,827             4,778
   Gains on sales of mortgage-related assets  . . . .               270                45                270               358
   Management fees and other  . . . . . . . . . . . .             1,392             1,159              2,784             2,466
                                                                -------           -------            -------           -------

                                                                  2,972             3,336              5,881             7,602
                                                                -------           -------            -------           -------
   Interest expense . . . . . . . . . . . . . . . . .             1,166             1,960              2,592             4,514
   General and administrative . . . . . . . . . . . .               551               593              1,161             1,283
                                                                -------           -------            -------           -------
                                                                  1,717             2,553              3,753             5,797
                                                                -------           -------            -------           -------

     Operating Profit . . . . . . . . . . . . . . . .             1,255               783              2,128             1,805
                                                                -------           -------            -------           -------
   Total Operating Profit . . . . . . . . . . . . . .            11,728            14,747             23,493            27,986
                                                                -------           -------            -------           -------
Corporate
   Other revenues . . . . . . . . . . . . . . . . . .               424               275                837               637
                                                                -------           -------            -------           -------

   Interest expense . . . . . . . . . . . . . . . . .             1,890             2,051              4,729             5,007
   General and administrative . . . . . . . . . . . .             3,482             3,966              6,609             7,899
                                                                -------           -------            -------           -------

                                                                  5,372             6,017             11,338            12,906
                                                                -------           -------            -------           -------
     Net Corporate Expenses   . . . . . . . . . . . .            (4,948)           (5,742)           (10,501)          (12,269)
                                                                -------           -------            -------           -------
Income Before Income Taxes  . . . . . . . . . . . . .           $ 6,780           $ 9,005            $12,992           $15,717
                                                                -------           -------            -------           -------
                                                                -------           -------            -------           -------


C. CORPORATE AND HOME BUILDING INTEREST ACTIVITY


                                                                       THREE MONTHS                         SIX MONTHS
                                                                      ENDED JUNE 30,                      ENDED JUNE 30,
                                                                --------------------------          --------------------------
                                                                  1995              1994              1995              1994
                                                                --------          --------          --------          --------
                                                                      (IN THOUSANDS)                      (IN THOUSANDS)
Interest capitalized in home building inventory, beginning
 of period  . . . . . . . . . . . . . . . . . . . . . . .       $ 42,038          $ 41,881          $ 42,478          $ 42,681
Corporate and home building interest incurred . . . . . .          8,483             8,883            17,472            17,247
Corporate and home building interest expensed . . . . . .
                                                                  (1,890)           (2,051)           (4,729)           (5,007)
Previously capitalized home building interest included in
 cost of sales  . . . . . . . . . . . . . . . . . . . . .         (7,072)           (6,191)          (13,662)          (12,399)
                                                                --------          --------          --------          --------
Interest capitalized in home building inventory, end of
 period   . . . . . . . . . . . . . . . . . . . . . . . .       $ 41,559          $ 42,522          $ 41,559          $ 42,522
                                                                --------          --------          --------          --------
                                                                --------          --------          --------          --------
Home building inventories, end of period  . . . . . . . .       $464,445          $452,335          $464,445          $452,335
                                                                --------          --------          --------          --------
                                                                --------          --------          --------          --------


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


                                                                              THREE MONTHS                    SIX MONTHS
                                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                                        ----------------------         -----------------------
                                                                          1995           1994            1995            1994
                                                                        -------        -------         -------         -------
PRIMARY EARNINGS PER SHARE CALCULATION:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,331        $ 5,704         $ 8,399         $ 9,510
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------
Weighted-average shares outstanding . . . . . . . . . . . . . . . .      19,698         19,021          19,407          18,885
Dilutive stock options  . . . . . . . . . . . . . . . . . . . . . .         607          1,459             893           1,518
                                                                        -------        -------         -------         -------
  Total Weighted-Average Shares   . . . . . . . . . . . . . . . . .      20,305         20,480          20,300          20,403
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------

Primary Earnings Per Share  . . . . . . . . . . . . . . . . . . . .      $  .21        $   .28         $   .41         $   .47
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------
FULLY-DILUTED EARNINGS PER SHARE CALCULATION:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,331        $ 5,704         $ 8,399         $ 9,510
Adjustment for interest on Convertible Notes, net of income tax
 benefit; conversion assumed  . . . . . . . . . . . . . . . . . . .         391            384             782             768
                                                                        -------        -------         -------         -------
  Adjusted Net Income   . . . . . . . . . . . . . . . . . . . . . .     $ 4,722        $ 6,088         $ 9,181         $10,278
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------
Weighted-average shares outstanding . . . . . . . . . . . . . . . .      19,698         19,021          19,407          18,885
Dilutive stock options  . . . . . . . . . . . . . . . . . . . . . .         695          1,460           1,023           1,547
Shares issuable upon conversion of Convertible Notes; conversion
 assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,613          3,613           3,613           3,613
                                                                        -------        -------         -------         -------
  Total Weighted-Average Shares   . . . . . . . . . . . . . . . . .      24,006         24,094          24,043          24,045
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------
Fully-Diluted Earnings Per Share  . . . . . . . . . . . . . . . . .     $   .20        $   .25         $   .38         $   .43
                                                                        -------        -------         -------         -------
                                                                        -------        -------         -------         -------


E.   STOCKHOLDERS' EQUITY

     During the three months ended June 30, 1995, the Company repurchased 843,600 shares of MDC Common Stock at prices ranging from $5.88 to $6.50 ($6.31 average) pursuant to a program authorized by the MDC Board of Directors to repurchase up to one million shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Notes.

     During the three months ended June 30, 1995, certain eligible executives exercised options to purchase 744,000 shares of MDC Common Stock pursuant to the terms of the Executive Option Purchase Program (the "Program"). The Program, which was authorized by the MDC Board of Directors, authorizes the Company to lend eligible executives of the Company 2/3 of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock purchase options, subject to certain maximum amounts as set forth under the Program. Notes receivable under the Program, which totalled $1,259,000 at June 30, 1995, are recourse and secured by the shares of MDC Common Stock issued in connection with options exercised. The $1,259,000 in notes are deducted from stockholders' equity.

  F. SUPPLEMENTAL GUARANTOR INFORMATION

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

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                  JUNE 30, 1995
                                 (IN THOUSANDS)


                                                                  UNCONSOLIDATED
                                                    -----------------------------------------
                                                                                     NON-
ASSETS                                                             GUARANTOR       GUARANTOR      ELIMINATING      CONSOLIDATED
                                                      MDC        SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                    --------     ------------    ------------     -----------      -----------
Corporate
 Cash and cash equivalents  . . . . . . . . . .     $  9,234        $    - -        $    - -        $     - -         $  9,234
 Investments in subsidiaries  . . . . . . . . .      290,219             - -          17,434         (307,653)             - -
 Advances and notes receivable - Parent and
   subsidiaries . . . . . . . . . . . . . . . .      208,679              31         108,225         (316,935)             - -
 Property and equipment, net  . . . . . . . . .        9,661             - -             - -              - -            9,661
 Deferred income taxes  . . . . . . . . . . . .       11,435             - -             - -              - -           11,435
 Deferred issue costs, net  . . . . . . . . . .       10,286             - -             - -              - -           10,286
 Other assets, net  . . . . . . . . . . . . . .        2,969             - -             160              - -            3,129
                                                    --------        --------        --------        ---------         --------
                                                     542,483              31         125,819         (624,588)          43,745
                                                    --------        --------        --------        ---------         --------
Home Building
 Cash and cash equivalents  . . . . . . . . . .            5           5,897              86              - -            5,988
 Home sales and other accounts receivable   . .          - -          27,158             - -          (13,868)          13,290
 Investments and marketable securities, net   .        6,300             - -             - -              - -            6,300
 Inventories, net
   Housing completed or under construction  . .          - -         267,022             - -              - -          267,022
   Land and land under development  . . . . . .          - -         170,674          27,529             (780)         197,423
 Prepaid expenses and other assets, net   . . .        3,902          36,764             211              - -           40,877
                                                    --------        --------        --------        ---------         --------
                                                      10,207         507,515          27,826          (14,648)         530,900
                                                    --------        --------        --------        ---------         --------
Mortgage Lending
 Cash and cash equivalents  . . . . . . . . . .          - -             - -           1,527              - -            1,527
 Restricted cash  . . . . . . . . . . . . . . .          - -             - -           1,900              - -            1,900
 Accrued interest and other assets, net   . . .          - -             - -           1,168              - -            1,168
 Mortgage loans held in inventory, net  . . . .          - -             - -          51,064              - -           51,064
                                                    --------        --------        --------        ---------         --------
                                                         - -             - -          55,659              - -           55,659
                                                    --------        --------        --------        ---------         --------

Asset Management
 Cash and cash equivalents  . . . . . . . . . .          - -             - -             460              - -              460
 Mortgage Collateral, net, and assets related to
   mortgage-backed bonds and related liabilities         - -             - -          51,392              - -           51,392
 Other loans and assets, net  . . . . . . . . .          - -             - -           6,280              - -            6,280
                                                    --------        --------        --------        ---------         --------
                                                         - -             - -          58,132              - -           58,132
                                                    --------        --------        --------        ---------         --------
     Total Assets . . . . . . . . . . . . . . .     $552,690        $507,546        $267,436        $(639,236)        $688,436
                                                    --------        --------        --------        ---------         --------
                                                    --------        --------        --------        ---------         --------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                  JUNE 30, 1995
                                 (IN THOUSANDS)

(continued)


                                                                   UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                     NON-
LIABILITIES                                                       GUARANTOR       GUARANTOR        ELIMINATING      CONSOLIDATED
                                                        MDC       SUBSIDIARIES    SUBSIDIARIES       ENTRIES             MDC
                                                     --------     ------------    ------------     -----------      -----------
Corporate
 Accounts payable and accrued expenses  . . . . .    $ 18,924       $     - -       $     314        $     - -        $ 19,238
 Advances and notes payable - Parent and
   subsidiaries . . . . . . . . . . . . . . . . .      88,754         207,334          20,847         (316,935)            - -
 Income taxes payable   . . . . . . . . . . . . .      11,878             - -             - -              - -          11,878
 Notes payable  . . . . . . . . . . . . . . . . .       3,560             - -             - -              - -           3,560
 Senior Notes, net  . . . . . . . . . . . . . . .     187,436             - -             - -              - -         187,436
 Subordinated notes, net  . . . . . . . . . . . .      38,219             - -             - -              - -          38,219
                                                     --------        --------        --------        ---------        --------
                                                      348,771         207,334          21,161         (316,935)        260,331
                                                     --------        --------        --------        ---------        --------
Home Building
 Accounts payable and accrued expenses  . . . . .       2,569          72,389             904              - -          75,862
 Lines of credit  . . . . . . . . . . . . . . . .         - -          55,106             - -              - -          55,106
 Notes payable  . . . . . . . . . . . . . . . . .       4,528          13,742           4,179              - -          22,449
                                                     --------        --------        --------        ---------        --------
                                                        7,097         141,237           5,083              - -         153,417
                                                     --------        --------        --------        ---------        --------
Mortgage Lending
 Accounts payable and accrued expenses  . . . . .         - -             - -          20,382          (13,889)          6,493
 Line of credit   . . . . . . . . . . . . . . . .         - -             - -          23,131              - -          23,131
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          43,513          (13,889)         29,624
                                                     --------        --------        --------        ---------        --------
Asset Management
 Accounts payable and accrued expenses  . . . . .         - -             - -             646              - -             646
 Mortgage-backed bonds, net, and related
   liabilities, recourse solely to limited-purpose
   subsidiary assets  . . . . . . . . . . . . . .         - -             - -          47,596              - -          47,596
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          48,242              - -          48,242
                                                     --------        --------        --------        ---------        --------
     Total Liabilities  . . . . . . . . . . . . .     355,868         348,571         117,999         (330,824)        491,614
                                                     --------        --------        --------        ---------        --------
STOCKHOLDERS' EQUITY
 Preferred stock  . . . . . . . . . . . . . . . .         - -                              10              (10)            - -
 Common Stock   . . . . . . . . . . . . . . . . .         224              18              82             (100)            224
 Additional paid-in capital   . . . . . . . . . .     135,561         144,756         224,915         (369,671)        135,561
 Retained earnings  . . . . . . . . . . . . . . .      79,583          14,201         (75,561)          61,360          79,583
 Less treasury stock  . . . . . . . . . . . . . .     (18,546)            - -              (9)               9         (18,546)
                                                     --------        --------        --------        ---------        --------
     Total Stockholders' Equity . . . . . . . . .     196,822         158,975         149,437         (308,412)        196,822
                                                     --------        --------        --------        ---------        --------
     Total Liabilities and Stockholders' Equity .    $552,690        $507,546        $267,436        $(639,236)       $688,436
                                                     --------        --------        --------        ---------        --------
                                                     --------        --------        --------        ---------        --------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)


                                                                 UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                      NON-
ASSETS                                                             GUARANTOR       GUARANTOR       ELIMINATING      CONSOLIDATED
                                                       MDC        SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                     --------     ------------    ------------     -----------      -----------
 Corporate
   Cash and cash equivalents  . . . . . . . . . .   $  31,210       $     - -        $    - -        $     - -       $  31,210
   Investments in subsidiaries  . . . . . . . . .     327,021          26,822          16,948         (370,791)            - -
   Advances and notes receivable - Parent and
     subsidiaries . . . . . . . . . . . . . . . .     145,900             - -         106,486         (252,386)            - -
   Property and equipment, net  . . . . . . . . .       9,962             - -             - -              - -           9,962
   Deferred income taxes  . . . . . . . . . . . .      11,944             - -             - -              - -          11,944
   Deferred issue costs, net  . . . . . . . . . .      10,621             - -             - -              - -          10,621
   Other assets, net  . . . . . . . . . . . . . .       3,017             - -             253              - -           3,270
                                                     --------        --------        --------        ---------        --------
                                                      539,675          26,822         123,687         (623,177)         67,007
                                                     --------        --------        --------        ---------        --------
 Home Building
   Cash and cash equivalents  . . . . . . . . . .         - -           9,656             506              - -          10,162
   Home sales and other accounts receivable . . .         243          23,572             - -          (11,307)         12,508
   Investments and marketable securities, net . .       6,089             - -             - -              - -           6,089
   Inventories, net
    Housing completed or under construction . . .         - -         258,044          22,275              - -         280,319
    Land and land under development . . . . . . .         - -         146,655          37,813             (630)        183,838
   Prepaid expenses and other assets, net . . . .       6,601          33,011           4,363              - -          43,975
                                                     --------        --------        --------        ---------        --------
                                                       12,933         470,938          64,957          (11,937)        536,891
                                                     --------        --------        --------        ---------        --------
 Mortgage Lending
   Cash and cash equivalents  . . . . . . . . . .         - -             - -           1,607              - -           1,607
   Restricted cash  . . . . . . . . . . . . . . .         - -             - -           2,650              - -           2,650
   Accrued interest and other assets, net . . . .         - -             - -           1,447              - -           1,447
   Mortgage loans held in inventory, net  . . . .         - -             - -          44,368              - -          44,368
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          50,072              - -          50,072
                                                     --------        --------        --------        ---------        --------

 Asset Management
   Cash and cash equivalents  . . . . . . . . . .         - -             - -             585              - -             585
   Mortgage Collateral, net, and assets related
      to mortgage-backed bonds and related
      liabilities . . . . . . . . . . . . . . . .         - -             - -          64,574              - -          64,574
   Other loans and assets, net  . . . . . . . . .         - -             - -           6,316              - -           6,316
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          71,475              - -          71,475
                                                     --------        --------        --------        ---------        --------
      Total Assets  . . . . . . . . . . . . . . .    $552,608        $497,760        $310,191        $(635,114)       $725,445
                                                     --------        --------        --------        ---------        --------
                                                     --------        --------        --------        ---------        --------


                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1994
                                 (IN THOUSANDS)

(continued)


                                                                    UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                      NON-
LIABILITIES                                                        GUARANTOR       GUARANTOR       ELIMINATING      CONSOLIDATED
                                                       MDC        SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                     --------     ------------    ------------     -----------      -----------
Corporate
 Accounts payable and accrued expenses  . . . . .   $  34,192       $     - -       $     119        $     - -      $   34,311
 Advances and notes payable - Parent and
   subsidiaries . . . . . . . . . . . . . . . . .      78,665         174,880           7,385         (260,930)            - -
 Income taxes payable   . . . . . . . . . . . . .      11,166             - -             - -              - -          11,166
 Notes payable  . . . . . . . . . . . . . . . . .       3,583             - -             - -              - -           3,583
 Senior Notes, net  . . . . . . . . . . . . . . .     187,352             - -             - -              - -         187,352
 Subordinated notes, net  . . . . . . . . . . . .      38,217             - -             - -              - -          38,217
                                                     --------        --------        --------        ---------        --------
                                                      353,175         174,880           7,504         (260,930)        274,629
                                                     --------        --------        --------        ---------        --------
Home Building
 Accounts payable and accrued expenses  . . . . .       2,562          64,389           8,448              - -          75,399
 Lines of credit  . . . . . . . . . . . . . . . .         - -          62,332             - -              - -          62,332
 Notes payable  . . . . . . . . . . . . . . . . .       4,576          18,857          10,152              - -          33,585
                                                     --------        --------        --------        ---------        --------
                                                        7,138         145,578          18,600              - -         171,316
                                                     --------        --------        --------        ---------        --------
Mortgage Lending
 Accounts payable and accrued expenses  . . . . .         - -             - -          13,757          (11,307)          2,450
 Line of credit   . . . . . . . . . . . . . . . .         - -             - -          23,211              - -          23,211
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          36,968          (11,307)         25,661
                                                     --------        --------        --------        ---------        --------
Asset Management
 Accounts payable and accrued expenses  . . . . .         - -             - -             670              - -             670
 Mortgage-backed bonds, net, and related
   liabilities, recourse solely to limited-purpose
   subsidiary assets  . . . . . . . . . . . . . .         - -             - -          60,874              - -          60,874
                                                     --------        --------        --------        ---------        --------
                                                          - -             - -          61,544              - -          61,544
                                                     --------        --------        --------        ---------        --------
     Total Liabilities  . . . . . . . . . . . . .     360,313         320,458         124,616         (272,237)        533,150
                                                     --------        --------        --------        ---------        --------

STOCKHOLDERS' EQUITY
 Preferred stock  . . . . . . . . . . . . . . . .         - -             - -              10              (10)            - -
 Common Stock   . . . . . . . . . . . . . . . . .         212              18             121             (139)            212
 Additional paid-in capital   . . . . . . . . . .     133,934         144,756         234,578         (379,334)        133,934
 Retained earnings  . . . . . . . . . . . . . . .      71,502          32,528         (49,125)          16,597          71,502
 Less treasury stock  . . . . . . . . . . . . . .     (13,353)            - -              (9)               9         (13,353)
                                                     --------        --------        --------        ---------        --------
     Total Stockholders' Equity . . . . . . . . .     192,295         177,302         185,575         (362,877)        192,295
                                                     --------        --------        --------        ---------        --------
     Total Liabilities and Stockholders' Equity .    $552,608        $497,760        $310,191        $(635,114)       $725,445
                                                     --------        --------        --------        ---------        --------
                                                     --------        --------        --------        ---------        --------


                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                                UNCONSOLIDATED
                                                                  --------------------------------------------
                                                                                     NON-
                                                                   GUARANTOR       GUARANTOR       ELIMINATING      CONSOLIDATED
                                                       MDC        SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                     --------     ------------    ------------     -----------      -----------
THREE MONTHS ENDED JUNE 30, 1995

REVENUES:
 Home Building  . . . . . . . . . . . . . . . . .   $      95       $ 207,212       $      32        $     - -       $ 207,339
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           4,550              - -           4,550
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           2,972              - -           2,972
 Corporate  . . . . . . . . . . . . . . . . . . .         424             - -             - -              - -             424
 Equity in earnings of subsidiaries   . . . . . .       5,733             - -             - -           (5,733)            - -
                                                    ---------       ---------       ---------        ---------       ---------
     Total Revenues . . . . . . . . . . . . . . .       6,252         207,212           7,554           (5,733)        215,285
                                                    ---------       ---------       ---------        ---------       ---------

COSTS AND EXPENSES:
 Home Building  . . . . . . . . . . . . . . . . .         (48)        199,124             198              - -         199,274
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           2,142              - -           2,142
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           1,717              - -           1,717
 Corporate general and administrative   . . . . .       3,476             - -               6              - -           3,482
 Corporate and home building interest   . . . . .      (3,956)          5,169             677              - -           1,890
                                                    ---------       ---------       ---------        ---------       ---------
     Total Expenses . . . . . . . . . . . . . .          (528)        204,293           4,740              - -         208,505
                                                    ---------       ---------       ---------        ---------       ---------
Income before income taxes  . . . . . . . . . . .       6,780           2,919           2,814           (5,733)          6,780
Provision for income taxes  . . . . . . . . . . .       2,449           1,109           1,069           (2,178)          2,449
                                                    ---------       ---------       ---------        ---------       ---------
NET INCOME  . . . . . . . . . . . . . . . . . . .   $   4,331       $   1,810       $   1,745        $  (3,555)      $   4,331
                                                    ---------       ---------       ---------        ---------       ---------
                                                    ---------       ---------       ---------        ---------       ---------
THREE MONTHS ENDED JUNE 30, 1994

REVENUES:
 Home Building  . . . . . . . . . . . . . . . . .   $     - -       $ 177,586       $  13,436        $    (765)       $190,257
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           3,903              - -           3,903
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           3,620             (284)          3,336
 Corporate  . . . . . . . . . . . . . . . . . . .         258             - -              17              - -             275
 Equity in earnings of subsidiaries   . . . . . .      10,603           1,513             - -          (12,116)            - -
                                                    ---------       ---------       ---------        ---------       ---------
     Total Revenues . . . . . . . . . . . . . . .      10,861         179,099          20,976          (13,165)        197,771
                                                    ---------       ---------       ---------        ---------       ---------

COSTS AND EXPENSES:
 Home Building  . . . . . . . . . . . . . . . . .         367         166,246          11,622             (304)        177,931
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           2,265              - -           2,265
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           2,553              - -           2,553
 Corporate general and administrative   . . . . .       3,946             - -              20              - -           3,966
 Corporate and home building interest   . . . . .      (2,457)          4,308             945             (745)          2,051
                                                    ---------       ---------       ---------        ---------       ---------
     Total Expenses . . . . . . . . . . . . . . .       1,856         170,554          17,405           (1,049)        188,766
                                                    ---------       ---------       ---------        ---------       ---------
Income before income taxes  . . . . . . . . . . .       9,005           8,545           3,571          (12,116)          9,005
Provision for income taxes  . . . . . . . . . . .       3,301           3,341           1,175           (4,516)          3,301
                                                    ---------       ---------       ---------        ---------       ---------
NET INCOME  . . . . . . . . . . . . . . . . . . .   $   5,704       $   5,204       $   2,396        $  (7,600)      $   5,704
                                                    ---------       ---------       ---------        ---------       ---------
                                                    ---------       ---------       ---------        ---------       ---------


                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                                  UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                      NON-
                                                                   GUARANTOR       GUARANTOR       ELIMINATING      CONSOLIDATED
                                                       MDC        SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                     --------     ------------    ------------     -----------      -----------
SIX MONTHS ENDED JUNE 30, 1995

REVENUES:
 Home Building  . . . . . . . . . . . . . . . . .    $    211        $391,533        $    124        $     - -        $391,868
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           9,217              - -           9,217
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           5,881              - -           5,881
 Corporate other revenues   . . . . . . . . . . .         837             - -             - -              - -             837
 Equity in earnings of subsidiaries   . . . . . .      11,674             - -             - -          (11,674)            - -
                                                     --------        --------        --------        ---------        --------
     Total Revenues . . . . . . . . . . . . . . .      12,722         391,533          15,222          (11,674)        407,803
                                                     --------        --------        --------        ---------        --------

COSTS AND EXPENSES:
 Home Building  . . . . . . . . . . . . . . . . .         498         374,974             322              - -         375,794
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           3,926              - -           3,926
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           3,753              - -           3,753
 Corporate general and administrative   . . . . .       6,568             - -              41              - -           6,609
 Corporate and home building interest   . . . . .      (7,336)         10,648           1,417              - -           4,729
                                                     --------        --------        --------        ---------        --------
     Total Expenses . . . . . . . . . . . . . . .        (270)        385,622           9,459              - -         394,811
                                                     --------        --------        --------        ---------        --------
Income before income taxes  . . . . . . . . . . .      12,992           5,911           5,763          (11,674)         12,992
Provision for income taxes  . . . . . . . . . . .       4,593           2,246           1,979           (4,225)          4,593
                                                     --------        --------        --------        ---------        --------
NET INCOME  . . . . . . . . . . . . . . . . . . .    $  8,399        $  3,665        $  3,784        $  (7,449)       $  8,399
                                                     --------        --------        --------        ---------        --------
                                                     --------        --------        --------        ---------        --------

SIX MONTHS ENDED JUNE 30, 1994

REVENUES:
 Home Building  . . . . . . . . . . . . . . . . .    $    - -        $325,267        $ 25,092        $  (1,524)       $348,835
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           9,390              - -           9,390
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           8,167             (565)          7,602
 Corporate other revenues   . . . . . . . . . . .         600             - -              37              - -             637
 Equity in earnings of subsidiaries   . . . . . .      19,772           2,512             - -          (22,284)            - -
                                                     --------        --------        --------        ---------        --------
     Total Revenues . . . . . . . . . . . . . . .      20,372         327,779          42,686          (24,373)        366,464
                                                     --------        --------        --------        ---------        --------

COSTS AND EXPENSES:
 Home Building  . . . . . . . . . . . . . . . . .         731         304,789          22,185             (509)        327,196
 Mortgage Lending   . . . . . . . . . . . . . . .         - -             - -           4,848              - -           4,848
 Asset Management   . . . . . . . . . . . . . . .         - -             - -           5,797              - -           5,797
 Corporate general and administrative   . . . . .       7,848             - -              51              - -           7,899
 Corporate and home building interest   . . . . .      (3,924)          8,435           1,977           (1,481)          5,007
                                                     --------        --------        --------        ---------        --------
     Total Expenses . . . . . . . . . . . . . . .       4,655         313,224          34,858           (1,990)        350,747
                                                     --------        --------        --------        ---------        --------
Income before income taxes  . . . . . . . . . . .      15,717          14,555           7,828          (22,383)         15,717
Provision for income taxes  . . . . . . . . . . .       6,207           5,689           2,620           (8,309)          6,207
                                                     --------        --------        --------        ---------        --------
NET INCOME  . . . . . . . . . . . . . . . . . . .    $  9,510        $  8,866        $  5,208        $ (14,074)       $  9,510
                                                     --------        --------        --------        ---------        --------
                                                     --------        --------        --------        ---------        --------


                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1995
                                 (IN THOUSANDS)


                                                                  UNCONSOLIDATED
                                                     -----------------------------------------
                                                                                      NON-
                                                                   GUARANTOR       GUARANTOR       ELIMINATING      CONSOLIDATED
                                                        MDC       SUBSIDIARIES    SUBSIDIARIES       ENTRIES            MDC
                                                     --------     ------------    ------------     -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . .   $ (88,126)      $ (16,698)      $ (16,719)       $ 120,554      $     (989)
                                                    ---------       ---------      ----------        ---------      ----------

INVESTING ACTIVITIES:
Mortgage Collateral
   Principal payments and prepayments . . . . . .         - -             - -           5,467              - -           5,467
   Sales  . . . . . . . . . . . . . . . . . . . .         - -             - -           8,630              - -           8,630
Changes in restricted cash, net . . . . . . . . .         - -             - -             750              - -             750
Affiliate notes receivable  . . . . . . . . . . .      62,779              31           1,739          (64,549)            - -
Other, net  . . . . . . . . . . . . . . . . . . .        (267)            408             653              - -             794
                                                    ---------       ---------      ----------        ---------      ----------
Net Cash Provided By Investing Activities . . . .      62,512             439          17,239          (64,549)         15,641
                                                    ---------       ---------      ----------        ---------      ----------

FINANCING ACTIVITIES:
Net increase (reduction) in borrowings from
 Parent and subsidiaries  . . . . . . . . . . . .      10,089          32,454          13,462          (56,005)            - -
Mortgage-backed bonds - principal payments  . . .         - -             - -         (13,411)             - -         (13,411)
Lines of credit
   Advances . . . . . . . . . . . . . . . . . . .         - -         329,633             - -              - -         329,633
   Principal payments . . . . . . . . . . . . . .         - -        (336,859)            (80)             - -        (336,939)
Notes payable
   Borrowings . . . . . . . . . . . . . . . . . .         - -           1,075             - -              - -           1,075
   Principal payments . . . . . . . . . . . . . .         (48)        (13,803)         (1,116)             - -         (14,967)
Dividend payments . . . . . . . . . . . . . . . .        (988)            - -             - -              - -            (988)
Treasury stock purchases  . . . . . . . . . . . .      (5,321)            - -             - -              - -          (5,321)
Other, net  . . . . . . . . . . . . . . . . . . .         (89)            - -             - -              - -             (89)
                                                    ---------       ---------      ----------        ---------      ----------
Net Cash Provided By (Used In) Financing
 Activities   . . . . . . . . . . . . . . . . . .       3,643          12,500          (1,145)         (56,005)        (41,007)
                                                    ---------       ---------      ----------        ---------      ----------
Net Decrease In Cash And Cash Equivalents . . . .     (21,971)         (3,759)           (625)             - -         (26,355)

Cash And Cash Equivalents
 Beginning Of Period  . . . . . . . . . . . . . .      31,210           9,656           2,698              - -          43,564
                                                    ---------       ---------      ----------        ---------      ----------

 End Of Period  . . . . . . . . . . . . . . . . .   $   9,239       $   5,897      $    2,073        $     - -      $   17,209
                                                    ---------       ---------      ----------        ---------      ----------
                                                    ---------       ---------      ----------        ---------      ----------


                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1994
                                 (IN THOUSANDS)


                                                                   UNCONSOLIDATED
                                                       ---------------------------------------
                                                                                     NON-
                                                                   GUARANTOR       GUARANTOR       ELIMINATING     CONSOLIDATED
                                                         MDC      SUBSIDIARIES    SUBSIDIARIES       ENTRIES           MDC
                                                       --------   ------------    ------------     -----------      -----------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES  . . . . . . . . . . . . .     $ (18,479)      $ (36,360)     $   5,599       $   8,305       $ (40,935)
                                                       --------        --------       --------       ---------       ---------
INVESTING ACTIVITIES:
Mortgage Collateral
  Principal payments and prepayments  . . . . . .           - -             615         28,276             - -          28,891
  Sales   . . . . . . . . . . . . . . . . . . . .           - -             - -         17,173             - -          17,173
Changes in restricted cash  . . . . . . . . . . .           - -             - -          5,522             - -           5,522
Affiliate notes receivable  . . . . . . . . . . .        13,282             - -          4,053         (17,335)            - -
Other, net  . . . . . . . . . . . . . . . . . . .           (65)           (215)         1,827             - -           1,547
                                                       --------        --------       --------       ---------       ---------
Net Cash Provided By Investing
  Activities  . . . . . . . . . . . . . . . . . .        13,217             400         56,851         (17,335)         53,133
                                                       --------        --------       --------       ---------       ---------
FINANCING ACTIVITIES:
Net increase (reduction) in borrowings from Parent
  and subsidiaries  . . . . . . . . . . . . . . .        (5,486)         15,359         (1,568)         (8,305)            - -
Mortgage-backed bonds - principal payments  . . .
                                                            - -             - -        (46,378)            - -         (46,378)
Lines of credit
  Advances  . . . . . . . . . . . . . . . . . . .           - -         301,805            - -             - -         301,805
  Principal payments  . . . . . . . . . . . . . .           - -        (258,982)       (12,815)            - -        (271,797)
Notes payable
  Borrowings  . . . . . . . . . . . . . . . . . .           - -          11,070            - -             - -          11,070
  Principal payments  . . . . . . . . . . . . . .        (4,037)        (20,810)        (1,202)            - -         (26,049)
Affiliate notes payable . . . . . . . . . . . . .           - -         (17,335)           - -          17,335             - -
Other, net  . . . . . . . . . . . . . . . . . . .           121             - -            - -             - -             121
                                                       --------        --------       --------       ---------       ---------

Net Cash Provided By (Used In) Financing
  Activities  . . . . . . . . . . . . . . . . . .        (9,402)         31,107        (61,963)          9,030         (31,228)
                                                       --------        --------       --------       ---------       ---------

Net Decrease In Cash And Cash
  Equivalents   . . . . . . . . . . . . . . . . .       (14,664)         (4,853)           487             - -         (19,030)

Cash And Cash Equivalents
  Beginning Of Period   . . . . . . . . . . . . .        42,443          17,792          2,768             - -          63,003
                                                       --------        --------       --------       ---------       ---------
  End Of Period   . . . . . . . . . . . . . . . .      $ 27,779        $ 12,939       $  3,255       $     - -       $  43,973
                                                       --------        --------       --------       ---------       ---------
                                                       --------        --------       --------       ---------       ---------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

                                  INTRODUCTION

MDC is engaged in the construction and sale of residential housing (collectively, the "home building segment") in (i) metropolitan Denver and Colorado Springs, Colorado (collectively, "Colorado"); (ii) northern Virginia and suburban Maryland (collectively, "Mid-Atlantic"); (iii) Northern and Southern California (collectively, "California"); (iv) Phoenix and Tucson, Arizona (collectively, "Arizona"); and (v) Las Vegas, Nevada ("Nevada"). HomeAmerican Mortgage Corporation, M.D.C. Holdings, Inc.'s wholly owned subsidiary ("HomeAmerican"), provides mortgage loans primarily to the Company's home buyers and, to a lesser extent, to others (collectively, the "mortgage lending segment"). In its asset management operations (collectively, the "asset management segment"), Financial Asset Management Corporation (an indirect, wholly owned subsidiary of M.D.C. Holdings, Inc.; "FAMC") manages, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT").

                              RESULTS OF OPERATIONS

The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).


                                                   THREE MONTHS                       SIX MONTHS
                                                  ENDED JUNE 30,                    ENDED JUNE 30,
                                           --------------------------         -------------------------
                                             1995              1994             1995             1994
                                           --------          --------         --------         --------
Revenues  . . . . . . . . . . . . . . .    $215,285          $197,771         $407,803         $366,464
Income before income taxes  . . . . . .       6,780             9,005           12,992           15,717
Operating and net income  . . . . . . .       4,331             5,704            8,399            9,510
Primary Earnings Per Share  . . . . . .         .21               .28              .41              .47


     Revenues for the three and six months ended June 30, 1995 increased 9% and 11%, respectively, compared with revenues during the same periods in 1994, representing the highest second quarter revenues since 1988 and the highest first half revenues in the Company's history. The revenue increases in 1995 are
primarily due to significant increases in homes closed.   The Company closed
1,121 and 2,129 homes, respectively, during the three and six months ended
June 30, 1995, the highest level of second quarter and first half home closings since 1988 and 15% and 16% increases, respectively, over the 978 and 1,832 homes closed, respectively, in the same periods in 1994.

     Income before income taxes was lower for the three and six months ended June 30, 1995 compared with the same periods in 1994 primarily as a result of lower home building segment operating profits, partially offset by higher mortgage lending and asset management segment operating profits and lower corporate general and administrative expenses. The reduction in home building operating profits primarily resulted from an approximate 17% decline in Home Gross Margins (as hereinafter defined) for the respective periods. The decline in Home Gross Margins largely was due to increased incentives offered to home buyers in order to increase sales and reduce the Company's inventory of unsold homes under construction as increases in mortgage interest rates resulted in slower sales activity in the last four months of 1994 and the first three months of 1995 as compared to sales rates in the comparable periods in 1993 and 1994.

   IMPACT OF HOME MORTGAGE INTEREST RATES.

     Beginning in 1992 through October 1993, home mortgage interest rates on a 30-year, fixed-rate mortgage declined to 6.7%, their lowest level in 25 years. From October 1993 through December 1994, mortgage interest rates steadily increased to 9.25% primarily as a result of seven interest rate increases by the Federal Reserve Board. Since December 1994, mortgage interest rates decreased to as low as 7.4% in July 1995 and currently are approximately 8.0%. While current mortgage interest rates are low compared with historical rates, the increases in mortgage interest rates, particularly since April 1994 when rates moved above 8.0% for the first time since January 1993, have affected adversely, and may continue to affect adversely in the future, the Company's home building operations by decreasing demand for new homes.

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


                                                        THREE MONTHS                       SIX MONTHS
                                                       ENDED JUNE 30,                    ENDED JUNE 30,
                                                -------------------------         -------------------------
                                                   1995             1994             1995             1994
                                                --------         --------         --------         --------
Home sales revenues . . . . . . . . . . . .     $205,856         $184,878         $387,920         $341,613
Operating profits . . . . . . . . . . . . .        8,065           12,326           16,074           21,639
Average selling price per housing unit  . .        183.6            189.0            182.2            186.5
Home Gross Margins  . . . . . . . . . . . .        13.1%            15.7%            13.4%            15.9%
Homes - units
   Sales contracted, net
     Colorado . . . . . . . . . . . . . . .          539              441            1,079            1,191
     Mid-Atlantic . . . . . . . . . . . . .          317              274              647              686
     California . . . . . . . . . . . . . .          218              164              378              310
     Arizona  . . . . . . . . . . . . . . .          197              133              375              287
     Nevada . . . . . . . . . . . . . . . .           10               32               35               62
                                                --------         --------         --------         --------
        Total . . . . . . . . . . . . . . .        1,281            1,044            2,514            2,536
                                                --------         --------         --------         --------
                                                --------         --------         --------         --------
   Closed and delivered
     Colorado . . . . . . . . . . . . . . .          480              473              960              865
     Mid-Atlantic . . . . . . . . . . . . .          255              254              446              506
     California . . . . . . . . . . . . . .          170              127              296              234
     Arizona  . . . . . . . . . . . . . . .          201              102              385              188
     Nevada . . . . . . . . . . . . . . . .           15               22               42               39
                                                --------         --------         --------         --------
        Total . . . . . . . . . . . . . . .        1,121              978            2,129            1,832
                                                --------         --------         --------         --------
                                                --------         --------         --------         --------



                                         JUNE 30,          DECEMBER 31,          JUNE 30,
                                           1995                1994                1994
                                         --------          -----------           --------
Backlog
   Colorado   . . . . . . .                   729                 610                 986
   Mid-Atlantic   . . . . .                   538                 337                 605
   California   . . . . . .                   183                 101                 174
   Arizona  . . . . . . . .                   247                 257                 246
   Nevada   . . . . . . . .                    22                  29                  50
                                         --------            --------            --------

      Total . . . . . . . .                 1,719               1,334               2,061
                                         --------            --------            --------
                                         --------            --------            --------

Sales value . . . . . . . .              $320,800            $241,900            $390,500
                                         --------            --------            --------
                                         --------            --------            --------


     HOME SALES REVENUES AND HOMES CLOSED AND DELIVERED. Home sales revenues for the three months ended June 30, 1995 increased 11% from home sales revenues for the same period in 1994. Home sales revenues for the first half of 1995 were the highest in the Company's history and were 14% above home sales revenues for the first half of 1994. These increases in home sales revenues primarily were the result of increases in home closings, partially offset by an overall decrease in the average selling price per home closed as discussed below. Home closings increased in 1995 in (i) Arizona primarily due to a significant expansion of the Company's operations in Phoenix; (ii) California primarily due to the Company's acquisition and opening of several new subdivisions in Southern California after June 30, 1994; and (iii) for the six-month period, Colorado due to an active marketing program to reduce the level of unsold homes under construction, an 11% increase in the average number of active subdivisions, a continuing emphasis on offering more affordable homes and a strong backlog at December 31, 1994. The Company's Mid-Atlantic market had lower home closings in the first half of 1995 compared with the same period in 1994, despite a 35% increase in the average number of active subdivisions, as softened market conditions in that market reduced home sales during the latter part of 1994 and into the first half of 1995.

      The Company increased the number of active subdivisions throughout its markets to 139 at June 30, 1995 from 119 at June 30, 1994.

       AVERAGE SELLING PRICE PER HOUSING UNIT. The decrease in the average selling price per housing unit in the second quarter and first half of 1995 compared with the second quarter and first half of 1994 was the result of management's decision in 1994 to increase the Company's emphasis on lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategic change in market mix resulted in lower average sales prices in the first half of 1995 as compared to prices in 1994 in
(i) Southern California, Colorado and Tucson; and (ii) Maryland as the Company has opened a number of new affordable townhome projects in this market.

       HOME GROSS MARGINS. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") decreased during the second quarter and first half of 1995 compared with the same periods in 1994. This decline largely was due to increased incentives offered to home buyers in order to increase sales and to assist the Company in its successful ongoing program to reduce its inventory of unsold homes under construction in view of weakening conditions in home building markets throughout the nation. See Unsold Homes Under Construction below. The Company believes that competitive market conditions and increased incentives will result in lower Home Gross Margins in the third and the fourth quarters of 1995 compared with average margins of 15.0% and 15.2%, respectively, in the same periods in 1994. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices.

     HOME SALES AND BACKLOG. Home sales for the three months ended June 30, 1995 increased by 23% to 1,281 homes from 1,044 homes for the same period in 1994 as the Company increased the number of active subdivisions in 1995 compared with the prior year. Sales for the six months ended June 30, 1995 decreased slightly from the same period in 1994 primarily due to (i) the decrease in sales in the first quarter of 1995 resulting from lower sales per active subdivision; and (ii) the high sales trend experienced in the first quarter of 1994 (prior to the significant increase in mortgage interest rates after March 1994). Sales per active subdivision in the second quarter of 1995 were comparable to the second quarters of 1994 and 1993, averaging approximately three units per month.

     Home sales increased for the three and six months ended June 30, 1995 compared with the same period in 1994 in (i) Colorado due to, among other things, increased sales of more affordable homes and an increase in the number of active subdivisions in this market; (ii) Arizona due to the Company's continued expansion in Phoenix; and (iii) California primarily due to the expansion of the Company's operations in Southern California.

     In the Mid-Atlantic market, the Company's sales increased 16% for the three months ended June 30, 1995 compared with the same period in 1994 primarily due to an increase in the number of active subdivisions, particularly subdivisions targeted to first-time and first-time move-up buyers. Sales declined 6% for the six months ended June 30, 1995 compared with the same period in 1994 due to a 20% decline in sales in the first quarter of 1995 which more than offset the increases in the second quarter of 1995. This first quarter decline resulted from an overall slowing in the market which began in the second quarter of 1994. The overall Mid-Atlantic market declined approximately 16% in the first half of 1995 compared with the first half of 1994.

     Sales in July 1995 increased by 35% to 473 homes compared with sales of 350 homes in July 1994. The Company is unable to predict if this trend of higher comparable sales per month in 1995 as compared with 1994, which began in April, will continue in the future.

     Backlog at June 30, 1995 totalled 1,719 units, compared with 1,334 units at December 31, 1994 and 2,061 units at June 30, 1994. As the Company has been able to reduce the level of its unsold homes under construction, the book value of its Backlog as a percentage of the total book value in homes under construction has increased from 42% at December 31, 1994 to 55% at June 30, 1995. MDC expects approximately 70% of its June 30, 1995 Backlog to close under existing sales contracts during the third and fourth quarters of 1995.

     MARKETING. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $12,510,000 and $23,627,000, respectively, for the second quarter and first half of 1995, compared with $10,925,000 and $19,927,000, respectively, for the same periods in 1994. The respective 15% and 19% increases during 1995 compared with 1994 reflect the impact of increased home sales revenues for the three and six months ended June 30, 1995 compared with 1994, and expanded operations in certain of the Company's significant markets. Significant additional marketing-related salary, sales commission and model homes operating expenses were incurred to support the Company's expanded operations. Additionally, the Company has increased its marketing efforts, in an effort in most of its markets, to stimulate sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $6,545,000 and $12,940,000, respectively, during the three and six months ended June 30, 1995, compared with $6,969,000 and $13,716,000, respectively, for the same periods in 1994. General and administrative expenses have decreased primarily due to the Company's continuing efforts to control general and administrative expenses. General and administrative expenses as a percentage of home sales revenues decreased to 3.2% and 3.3%, respectively, for the second quarter and the first half of 1995, compared with 3.8% and 4.0%, respectively, in the comparable periods in 1994 as the Company was able to deliver more homes in 1995 without a proportionate increase in overhead.

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

     The Company in the past has offered, and may in the future offer, incentives to assist in selling certain of its unsold homes under construction. These incentives include buying down mortgage interest rates, offering prospective home buyers options and upgrades at reduced prices and, to a substantially lesser extent, price concessions. Incentives reduce the Company's Home Gross Margins.

     As with all of the Company's inventories, interest and other carrying costs incurred with respect to the Company's unsold homes under construction are capitalized during periods of active construction and expensed following their completion and during periods of inactivity. In view of the Company's recent sales trends, the period of time required to sell and close the Company's unsold homes under construction, in some cases, has been, and may in the future be, extended. The Company's operating income has been, and in the future will be, affected adversely by additional interest and other carrying costs incurred with respect to these unsold homes following their completion and during times of inactivity.

     During the first six months of 1995, the Company employed an aggressive marketing program to sell certain unsold homes under construction which it considered to be in excess of its near term requirements and is continuing this program in the third quarter of 1995. As a result of this program, the Company has reduced the number of unsold homes under construction at June 30, 1995 by approximately 33% compared with the December 31, 1994 level and the percentage of the Company's book value in unsold homes under construction to the total book value in homes under construction was reduced from 41% at December 31, 1994 to 28% at June 30, 1995. The Company is unable to predict the extent to which its Home Gross Margins and operating income during the remainder of 1995 will be affected adversely by incentives offered and additional interest and carrying costs incurred with respect to the Company's unsold homes under construction.

   LAND INVENTORY.

     The table below shows (in thousands) the carrying value of MDC's land and land under development in each of its home building markets at June 30, 1995, segregated by property acquired or optioned before 1991 ("Pre-1991") and after 1990 ("Other"). The table also shows the carrying value of MDC's inactive land inventory which is included in the total, most of which was acquired prior to 1991.


                      TOTAL LAND AND LAND UNDER DEVELOPMENT
                      -------------------------------------       INACTIVE
                      PRE-1991       OTHER          TOTAL           LAND
                      -------       --------       --------       --------
Colorado  . . . . .   $67,417       $ 21,268       $ 88,685        $45,385
Mid-Atlantic  . . .    13,531         25,909         39,440            - -
California  . . . .     1,175         36,324         37,499          1,360
Arizona . . . . . .     4,984         20,569         25,553          1,810
Nevada  . . . . . .       - -          6,246          6,246            - -
                      -------       --------       --------        -------
  Totals  . . . . .   $87,107       $110,316       $197,423        $48,555
                      -------       --------       --------        -------
                      -------       --------       --------        -------


     The Company's net income and cash flow are affected adversely by the carrying costs (e.g., interest and property taxes) associated with inactive land inventories. These inactive land inventories, the majority of which are adjacent to, or in close proximity with, existing active projects, comprised approximately 25% of the carrying value of the Company's total land and land under development at June 30, 1995, compared with approximately 43% of the $192,881,000 carrying value at December 31, 1993. The decrease in inactive land inventory, most of which occurred during 1994, is due to the commencement of development and construction activity in certain subdivisions as well as sales or other dispositions of inactive land. Carrying costs on inactive land inventories are expensed, not capitalized. The Company is actively pursuing opportunities to reduce, through sales or home building activities, its inactive land inventories.

   INVENTORY VALUATION RESERVES.

     Operating results during the three and six months ended June 30, 1995 were impacted adversely by $900,000 in net realizable value adjustments. These adjustments were related primarily to several projects in Northern California which experienced significant slowing sales and reduced selling prices during the first six months of 1995 due to the continued general decline in home sales activity in the Sacramento market. This decline has been exacerbated by the recently announced closure of McClellan Air Force Base near Sacramento.

   ACQUISITION OF MESA HOMES ASSETS.

     On July 7, 1995, the Company purchased, for approximately $12 million, 16 model homes, 63 finished lots and 123 homes under construction from Mesa Homes, a major Southern California home builder. Sixty-eight of the purchased homes under construction already had been sold under contracts which were acquired by the Company.

   The acquired assets are located in six subdivisions in Paloma Del Sol, a master-planned community in the city of Temecula, Riverside County, California, approximately 55 miles north of San Diego. Homes in these subdivisions range in price from $105,000 to $170,000 and are targeted for first-time and first-time move-up buyers.

   In connection with the July 7, 1995 acquisition, the Company also entered into an option agreement with KRDC, Inc., an affiliate of Mesa Homes, which permits it to acquire, over a two-year period, approximately 525 additional finished and graded single-family lots located in and around the acquired subdivisions in Paloma Del Sol.

MORTGAGE LENDING SEGMENT.

     The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).


                                                                         THREE MONTHS                       SIX MONTHS
                                                                        ENDED  JUNE 30,                   ENDED  JUNE 30,
                                                                     1995             1994             1995             1994
                                                                   --------         --------         --------         --------
Gains from sales of mortgage servicing:
 Bulk   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,516         $  1,729         $  3,734         $  4,314
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .           456              167              908              454
Net interest income . . . . . . . . . . . . . . . . . . . . .           902              639            1,595            1,210
Origination fees  . . . . . . . . . . . . . . . . . . . . . .         1,256            1,145            2,330            2,381
Losses on sales of mortgage loans, net  . . . . . . . . . . .          (104)            (280)            (440)            (181)
Mortgage servicing and other  . . . . . . . . . . . . . . . .           449              447            1,015              962
General and administrative expenses . . . . . . . . . . . . .        (2,067)          (2,209)          (3,851)          (4,598)
                                                                   --------         --------         --------         --------
 Operating profit   . . . . . . . . . . . . . . . . . . . . .      $  2,408         $  1,638         $  5,291         $  4,542
                                                                   --------         --------         --------         --------
                                                                   --------         --------         --------         --------

Principal amount of originations and purchases:
   MDC home buyers  . . . . . . . . . . . . . . . . . . . . .      $102,736         $ 75,270         $180,479         $151,530
   Spot . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,814           17,121           13,831           48,409
   Correspondent  . . . . . . . . . . . . . . . . . . . . . .        19,748           17,645           28,878           43,897
                                                                   --------         --------         --------         --------
     Total  . . . . . . . . . . . . . . . . . . . . . . . . .      $130,298         $110,036         $223,188         $243,836
                                                                   --------         --------         --------         --------
                                                                   --------         --------         --------         --------




                                                                                  JUNE 30,      DECEMBER 31,      JUNE 30,
                                                                                    1995            1994            1994
                                                                                  --------      ------------      --------
     Composition of Servicing Portfolio at End of Period:
        FHA insured/VA guaranteed  . . . . . . . . . . . . . . . . . . . .        $113,275        $203,991        $240,868
        Conventional . . . . . . . . . . . . . . . . . . . . . . . . . . .         378,968         365,072         252,527
                                                                                  --------        --------        --------

     Total Servicing Portfolio . . . . . . . . . . . . . . . . . . . . . .        $492,243        $569,063        $493,395
                                                                                  --------        --------        --------
                                                                                  --------        --------        --------
     Salable Portion of Servicing Portfolio  . . . . . . . . . . . . . . .        $431,394        $506,098        $425,363
                                                                                  --------        --------        --------
                                                                                  --------        --------        --------


     HomeAmerican's operating profits for the three and six months ended June 30, 1995 exceeded the operating profits for the same periods in 1994 primarily due to higher interest revenues and lower general and administrative expenses, which have been reduced since mid-1994 in response to the decline in the level of the company's refinancing activities.

     LOAN ORIGINATIONS AND PURCHASES. HomeAmerican's loan originations and purchases increased by 18% in the second quarter of 1995 compared with the same period in 1994, with originations for MDC's home buyers up 36% to their highest quarterly level in eight years principally due to increased closings by MDC's home building segment and an increase in the percentage of mortgage originations for MDC home buyers. The percentage of HomeAmerican mortgage originations for MDC home buyers increased from 52% for the second quarter of 1994 to 61% for the same period in 1995 (with a 64% capture rate in June 1995). By increasing the percentage of mortgages originated for MDC home buyers, the Company, primarily through the future sale of the related mortgage servicing, is able to recover a portion of the cost of the incentives provided by the Company to its home buyers.

     Loan originations and purchases decreased from $243,836,000 in the first half of 1994 to $223,188,000 in the first half of 1995 due to decreases in spot and correspondent originations and purchases which more than offset the increase in originations for MDC home buyers in 1995. This decrease in spot and correspondent originations primarily was the result of increased mortgage interest rates, particularly since April 1994, which resulted in a significant decrease in refinancing activity and lower mortgage originations market wide.

     MORTGAGE SERVICING. Total gains from sales of mortgage servicing for the three and six months ended June 30, 1995 were comparable to total gains recognized during the same periods in 1994. Gains from mortgage servicing sales other than "bulk" sales comprised a larger percentage of total gains (20% for the first half of 1995 compared with 10% for the same period in 1994) primarily due to increases in adjustable rate mortgages, which generally are sold "servicing released."

     The Company's portfolio of salable servicing   increased to $431,394,000 at
June 30, 1995 compared with $425,363,000 at June 30, 1994. The underlying value of a servicing portfolio is generally determined based on the annual servicing fee rates applicable to the loans comprising the portfolio, which currently are
 .44% for FHA insured/VA guaranteed loans and .25% for conventional loans.

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

ASSET MANAGEMENT SEGMENT.

     The following table summarizes the results of the asset management segment's operations during each of the periods presented (in thousands).


                                                      THREE MONTHS                SIX MONTHS
                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                  --------------------        --------------------
                                                   1995          1994          1995          1994
                                                  ------        ------        ------        ------
Management fees from REITs  . . . . . . . . .     $  702          $597        $1,339        $1,351
Gains on sales of mortgage-related assets . .        270            45           270           358
Other, net  . . . . . . . . . . . . . . . . .        283           141           519            96
                                                  ------          ----        ------        ------
Operating profit  . . . . . . . . . . . . . .     $1,255          $783        $2,128        $1,805
                                                  ------          ----        ------        ------
                                                  ------          ----        ------        ------


     The Company currently does not anticipate making additional mortgage-related investments in the future. As a result, future income from the asset management segment will be substantially dependent on management fees earned from two publicly traded REITs. At June 30, 1995, the REITs had approximately $216,800,000 in assets under management by FAMC.

OTHER OPERATING RESULTS.

     INTEREST EXPENSE. Corporate and home building interest incurred decreased by 4% to $8,483,000 for the three months ended June 30, 1995, compared with $8,883,000 for the same period in 1994. For the six months ended June 30, 1995, corporate and home building interest incurred increased slightly to $17,472,000 from $17,247,000 for the same period in 1994. The decrease in the second quarter of 1995 is primarily due to lower levels of variable-rate bank lines of credit and project loans outstanding during the period as the Company used the cash flow generated from, among other things, the reduction of the Company's inventory of unsold homes under construction to pay down related borrowings.

     Interest on home building inventories is capitalized during the period of active development and through the completion of construction. During the three and six months ended June 30, 1995, the Company capitalized $6,593,000 and $12,743,000, respectively, of this interest compared with $6,832,000 and $12,240,000, respectively, for the same periods in 1994. The decrease in interest capitalized for the second quarter of 1995 primarily was due to decreased levels of active home building inventories which more than offset higher interest capitalization rates resulting from higher average effective interest rates on the Company's debt. The increase in interest capitalized for the six months ended June 30, 1995 primarily was due to the impact of increased levels of active home building inventories in the first quarter of 1995 compared with the first quarter of 1994 which more than offset the decrease in interest capitalized in the second quarter of 1995. Capitalized interest in home building inventory at June 30, 1995 totalled $41,559,000, or 8.9% of total home building inventories, which decreased from $42,522,000, or 9.4% of total home building inventories, at June 30, 1994 as the Company continues to relieve more previously capitalized interest through cost of sales than is being capitalized currently.

     Corporate and home building interest incurred not capitalized is reflected as interest expense and totalled $1,890,000 and $4,729,000, respectively, for the second quarter and first half of 1995 compared with $2,051,000 and $5,007,000, respectively, for the same periods of 1994.

     For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $3,482,000 and $6,609,000, respectively, during the three and six months ended June 30, 1995 compared with $3,966,000 and $7,899,000, respectively, for the same periods of 1994. The decreases in 1995 primarily were due to decreases in professional fees and other expenses as the Company has continued to streamline its operations.

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

     MDC's overall effective income tax rate during the three and six months ended June 30, 1995 was 36.1% and 35.4%, respectively, compared with 36.7% and 39.5%, respectively, during 1994. The effective income tax rates differed from the 35% federal statutory rate primarily due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments to prior years' income taxes.

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

LINES OF CREDIT AND NOTES PAYABLE.

     HOME BUILDING. MDC's home building bank lines of credit facilities at June 30, 1995 were $155,000,000 in the aggregate, a substantial increase over the $70,000,000 of similar facilities at December 31, 1993. Agreements governing $147,000,000 of the present facilities were entered into during 1994 and the first six months of 1995, with terms that provide for final maturities generally from four to five years, including scheduled term-out periods (although the term-out periods may commence earlier under certain circumstances). Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At June 30, 1995, $55,106,000 was borrowed and an additional $85,870,000 was collateralized and available to be borrowed under the bank lines of credit.

     On August 3, 1995, the Company modified and extended a $75,000,000 bank line of credit facility. The modified agreement includes, among other things, a lower interest margin, lower fees, an increase in funding for our expanding Arizona and California operations and a one year extension of the final maturity to the third quarter of 1999 (although the term-out periods may commence earlier under certain circumstances).

     MORTGAGE LENDING. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are subsequently sold. During the first half of 1995 and 1994, HomeAmerican sold $216,927,000 and $269,439,000 respectively, principal amount of mortgage loans and mortgage certificates.

     The aggregate amount available under the Mortgage Line at June 30, 1995 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At June 30, 1995, $23,131,000 was borrowed and an additional $15,771,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

     GENERAL. The Company's lines of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

     In the event that MDC's lines of credit are not renewed as they become due or are renewed at substantially lower levels, the Company believes that it could meet its financing requirements through a combination of internally generated funds and new borrowings.

CONSOLIDATED CASH FLOW.

     During the first half of 1995, management lowered MDC's operating cash balances by $26,355,000 from levels at December 31, 1994. Management believes the Company's significantly improved financial condition enables it to operate with lower operating cash balances. Pursuant to these objectives, the Company used this cash to, among other things, pay down lines of credit and notes payable by $21,198,000 and to repurchase, for $5,321,000, 843,600 shares of MDC Common Stock (at prices ranging from $5.88 to $6.50). The stock repurchases were made pursuant to an announced program to repurchase up to one million shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Subordinated Notes. At June 30, 1995, the Company had $17,209,000 available in cash and cash equivalents.

     MDC used $19,030,000 of cash in the first half of 1994 principally due to increases in home building inventories as a result of significantly increased levels of home building activity, offset partially by a reduction in mortgage loans held in inventory and net increases in debt (primarily lines of credit) necessary to finance the substantial increases in home building activities. At June 30, 1994, the Company had $43,973,000 available in cash and cash equivalents.

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 beginning in 1996 is not anticipated to have a material impact on the results of operations or financial position of the Company in the year of adoption.

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). The Company's adoption of SFAS 122 beginning in 1996 is not anticipated to have a material adverse impact on the results of operations or financial position of the Company in the year of adoption.

                                      OTHER

     Congressional considerations of major reform to the federal tax system have been increasing over the past year. Revolutionary tax plans, sponsored by leaders of Congress, include variations of a consumption tax (sales tax) and flat tax. Under the current tax system, deductions are allowed for mortgage interest and property taxes. Tax reform may reduce or eliminate these deductions. The likelihood of major tax reform and the impact such reform would have on, among other things (i) the demand for, and the value of, new as well as existing homes; and (ii) the Company's financial position or results of operations, is not determinable.

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

       The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have agreed to defend the Company in the cases subject to reservations of rights.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.

       MDC held its Annual Meeting of Shareowners (the "Meeting") on May 25, 1995. At the Meeting, two nominees, Messrs. Spencer I. Browne and Herbert T. Buchwald, were elected as Class I Directors to three-year terms expiring in 1998.

       The selection of Price Waterhouse LLP as the Company's independent accountants for 1995 was ratified at the Meeting. A proposal submitted by a shareowner to eliminate staggered terms for directors was not approved.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibit:  4.5(a)  Loan Agreement and related Promissory Note between Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II, Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One, Arizona, N.A. ("Bank One") dated June 13, 1994 (incorporated herein by reference to Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as previously filed).

                         4.5(b) Modification Agreement dated June 12, 1995 and Second Modification Agreement dated July 15, 1995 among Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II, Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One.

                         4.6(a) Guaranty of Payment between the Company and Bank One dated June 13, 1994 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 as previously filed).

                         4.6(b) Consent and Agreement of Guarantors dated June 13, 1995 and July 15, 1995 between Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II, Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One.

                            15 Letter regarding unaudited interim financial information.

                            27   Financial Data Schedule.

                            28 Form of Independent Accountants' Review Report dated July 25, 1995.

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

Date:  August 11, 1995                  M.D.C. HOLDINGS, INC.
       ---------------                  (Registrant)




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