Form 10-Q
period 1995-09-30
MDC HOLDINGS INC
filed 1995-11-13
CIK 773141

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ---------------
                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


           As of October 31, 1995, 19,467,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                        Page
                                                                         No.
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                        Balance Sheets as of September 30, 1995
                          (Unaudited)and December 31, 1994...........       1
                        Statements of Income (Unaudited) for the
                          three and nine months ended
                          September 30, 1995 and 1994................       3
                        Statements of Cash Flows (Unaudited) for
                          the nine months ended September 30, 1995
                          and 1994...................................       4
                        Notes to Financial Statements (Unaudited)....       6

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations..................................      18

Part II.      Other Information:

               Item 1.    Legal Proceedings...........................     30

               Item 4.    Submission of Matters to a Vote of
                          Shareowners.................................     31

               Item 6.    Exhibits and Reports on Form 8-K............     31

                                    (i)

                            M.D.C. HOLDINGS, INC.
                    Condensed Consolidated Balance Sheets
                               (In thousands)

                                                                                  September 30,  December 31,
                                                                                      1995          1994
                                                                                  ------------  ------------
ASSETS                                                                             (Unaudited)
Corporate
  Cash and cash equivalents.................................................... $      9,249   $     31,210
  Property and equipment, net..................................................        9,575          9,962
  Deferred income taxes........................................................       13,929         11,944
  Deferred issue costs, net....................................................       10,111         10,621
  Other assets, net............................................................        4,854          3,270
                                                                                ------------   ------------
                                                                                      47,718         67,007

Home Building
  Cash and cash equivalents....................................................        6,385         10,162
  Home sales and other accounts receivable.....................................       14,385         12,508
  Investments and marketable securities, net...................................        6,387          6,089
  Inventories, net
    Housing completed or under construction....................................      277,873        280,319
    Land and land under development............................................      177,930        183,838
  Prepaid expenses and other assets, net.......................................       41,744         43,975
                                                                                ------------   ------------
                                                                                     524,704        536,891

Mortgage Lending
  Cash and cash equivalents....................................................        1,041          1,607
  Restricted cash..............................................................          - -          2,650
  Accrued interest and other assets, net.......................................        1,647          1,447
  Mortgage loans held in inventory, net........................................       48,322         44,368
                                                                                ------------   ------------
                                                                                      51,010         50,072

Asset Management
  Cash and cash equivalents....................................................          490            585
  Mortgage Collateral, net, and assets related to mortgage-backed bonds and
     related liabilities.......................................................       48,677         64,574
  Other loans and assets, net..................................................        3,377          6,316
                                                                                ------------   ------------
                                                                                      52,544         71,475
        Total Assets........................................................... $    675,976   $    725,445
                                                                                ============   ============

            See notes to condensed consolidated financial statements

                                M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                       (In thousands, except share amounts)



                                                                                  September 30,  December 31,
                                                                                      1995          1994
                                                                                  -----------    ------------
LIABILITIES                                                                        (Unaudited)
Corporate
  Accounts payable and accrued expenses........................................$      27,082  $     34,311
  Income taxes payable.........................................................       12,930        11,166
  Notes payable................................................................        3,549         3,583
  Senior Notes, net............................................................      187,480       187,352
  Subordinated notes, net......................................................       38,220        38,217
                                                                                ------------  ------------
                                                                                     269,261       274,629
Home Building
  Accounts payable and accrued expenses........................................       82,198        75,399
  Lines of credit..............................................................       38,193        62,332
  Notes payable................................................................       12,435        33,585
                                                                                ------------  ------------
                                                                                     132,826       171,316
Mortgage Lending
  Accounts payable and accrued expenses........................................        5,626         2,450
  Line of credit...............................................................       20,647        23,211
                                                                                ------------  ------------
                                                                                      26,273        25,661
Asset Management
  Accounts payable and accrued expenses........................................          800           670
  Mortgage-backed bonds, net, and related liabilities, recourse solely to
     limited-purpose subsidiary assets.........................................       44,740        60,874
                                                                                ------------   -----------
                                                                                      45,540        61,544
        Total Liabilities......................................................      473,900       533,150
                                                                                ------------   -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                ------------   -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...          - -           - -

  Common Stock, $.01 par value;  100,000,000 shares  authorized;  22,478,000 and 21,187,000 shares issued, respectively, at September 30, 1995 and
     December 31, 1994.........................................................          225           212
  Additional paid-in capital...................................................      135,633       133,934
  Retained earnings............................................................       84,765        71,502
                                                                                ------------   -----------
                                                                                     220,623       205,648
  Less treasury stock, at cost; 3,135,000 and 2,314,000 shares, respectively,
     at September 30, 1995 and December 31, 1994...............................      (18,547)      (13,353)
                                                                                ------------   -----------
        Total Stockholders' Equity.............................................      202,076       192,295
                                                                                ------------   ---------

        Total Liabilities and Stockholders' Equity............................. $    675,976   $   725,445
                                                                                ============   ===========

           See notes to condensed consolidated financial statements


                            M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Income
                   (In thousands, except per share amounts)
                               (Unaudited)


                                                                     Three Months                 Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                                  1995          1994          1995          1994

REVENUES:

   Home Building.......................................... $     226,815    $  208,571  $    618,683   $   557,406
   Mortgage Lending.......................................         4,407         2,537        13,624        11,927
   Asset Management.......................................         2,984         2,808         8,865        10,410
   Corporate..............................................           359           333         1,196           970
                                                           -------------    ----------   -----------    ----------

       Total Revenues.....................................       234,565       214,249       642,368       580,713
                                                           -------------    ----------   -----------    ----------
COSTS AND EXPENSES:

   Home Building..........................................       217,493       195,624       593,287       522,820
   Mortgage Lending.......................................         2,140         1,964         6,066         6,812
   Asset Management.......................................         1,732         2,069         5,485         7,866
  Corporate general and administrative....................         3,185         4,160         9,794        12,059
  Corporate and home building interest (Note C)...........         1,584         1,905         6,313         6,912
                                                           -------------    ----------   -----------    ----------

       Total Expenses.....................................       226,134       205,722       620,945       556,469
                                                           -------------    ----------   -----------    ----------
Income before income taxes................................         8,431         8,527        21,423        24,244
Provision for income taxes................................         2,886         3,107         7,479         9,314
                                                           -------------    ----------   -----------    ----------

Net Income................................................ $       5,545  $      5,420  $     13,944  $     14,930
                                                           =============  ============  ============  ============

EARNINGS PER SHARE

   Primary................................................ $         .28 $         .26 $         .69 $         .73
                                                           =============  ============  ============  ============

   Fully-diluted.......................................... $         .25 $         .24 $         .63 $         .67
                                                           =============  ============  ============  ============


WEIGHTED-AVERAGE SHARES OUTSTANDING

  Primary.................................................        20,052        20,499        20,161        20,435
                                                           =============  ============  ============  ============


  Fully-diluted...........................................        23,736        24,112        24,113        24,099
                                                           =============  ============  ============  ============



DIVIDENDS PER SHARE....................................... $         .03 $         .02 $         .08 $         .04
                                                           =============  ============  ============  ============

            See notes to condensed consolidated financial statements


                             M.D.C. HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                                Nine months
                                                                            Ended September 30,
                                                                             1995          1994
OPERATING ACTIVITIES:

Net Income...........................................................  $      13,944  $     14,930
Adjustments To Reconcile Net Income To Net Cash Provided By (Used
   In) Operating Activities:
     Depreciation and amortization...................................          7,237         6,592
     Inventory valuation adjustments.................................          2,100           - -
     Deferred income taxes...........................................         (1,985)       (3,398)
     Gains on sales of mortgage-related assets.......................           (718)         (295)
                                                                       -------------   -----------
Net Cash Provided By Operating Activities Before Changes in
   Operating Assets and
   Liabilities.......................................................         20,578        17,829
Net Changes In Operating Assets and Liabilities
     Mortgage loans held in inventory................................         (3,954)       30,668
     Home building inventories.......................................          9,056       (93,807)
     Home sales and other accounts receivable........................         (1,877)      (10,427)
     Prepaid expenses and other assets...............................         (7,648)          613
     Accounts payable and accrued expenses...........................          6,522         4,553
     Other, net......................................................           (170)        2,623
                                                                       -------------    ----------
Net Cash Provided By (Used In) Operating Activities..................         22,507       (47,948)
                                                                       -------------    ----------

INVESTING ACTIVITIES:

Mortgage Collateral and other loans
     Principal payments and prepayments..............................          8,415        32,324
     Sales...........................................................          8,630        19,526
Changes in restricted cash, net......................................          2,650        12,365
Changes in investments and marketable securities, net................           (298)      (10,073)
Distributions of capital from equity CMO interests...................          3,662         2,705
Redemption of metropolitan district bonds............................            - -        16,395
Other, net...........................................................          1,611          (744)
                                                                       -------------    ----------

Net Cash Provided By Investing Activities............................         24,670        72,498
                                                                       -------------    ----------

            See notes to condensed consolidated financial statements


                             M.D.C. HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)


                                                                              Nine months
                                                                          Ended September 30,
                                                                           1995           1994
FINANCING ACTIVITIES:
Mortgage-backed bonds - principal payments.......................... $     (16,310)  $    (57,494)
Lines of credit
    Advances........................................................       534,484        448,337
    Principal payments..............................................      (561,187)      (405,876)
Notes payable
    Borrowings......................................................         1,075         13,561
    Principal payments..............................................       (24,695)       (37,659)
Dividend payments...................................................        (1,568)          (760)
Treasury stock purchases............................................        (5,321)           - -
Other, net..........................................................           (54)           147
                                                                     --------------   -----------

Net Cash Used In Financing Activities...............................       (73,576)       (39,744)
                                                                     -------------    -----------

Net Decrease In Cash and Cash Equivalents...........................       (26,399)       (15,194)

Cash and Cash Equivalents

    Beginning Of Period.............................................        43,564         63,003
                                                                     -------------    -----------

    End Of Period................................................... $      17,165   $     47,809
                                                                     =============   ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest, net of amounts capitalized........................... $       2,486    $      6,020
    Income taxes...................................................         7,130          20,326


                SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Home building inventory purchases financed by seller............... $       3,705    $    3,759
Home building land inventory sales financed by MDC.................           508         1,219
Disposition of land inventories collateralized by notes payable
    Inventories....................................................         1,270         2,864
    Notes payable..................................................         1,270         2,176
    Accrued interest and other liabilities.........................           - -           688

            See notes to condensed consolidated financial statements
                                     -5-

                             M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1995 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

         Price Waterhouse LLP has performed a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month and nine-month periods ended September 30, 1995 and 1994 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated October 24, 1995, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under Section 11 of such act does not extend to it.

         Certain   reclassifications  have  been  made  in  the  1994  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

      The Company operates in three business segments: home building, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).


                                                               Three Months                    Nine Months
                                                           Ended September 30,            Ended September 30,
                                                            1995          1994             1995           1994
Home Building
    Home sales...................................   $     220,770   $    207,098    $    608,690    $    548,711
    Land sales...................................           4,954          1,001           7,778           7,712
    Other revenues...............................           1,091            472           2,215             983
                                                    -------------   ------------    ------------    ------------

                                                          226,815        208,571         618,683         557,406
                                                    -------------   ------------    ------------    ------------
    Home cost of sales...........................         191,164        176,125         527,080         463,523
    Land cost of sales...........................           5,034          1,263           7,445           7,418
    Inventory valuation reserves.................           1,200            - -           2,100             - -
    Marketing....................................          13,108         11,373          36,735          31,300
     General and administrative..................           6,987          6,863          19,927          20,579
                                                    -------------   ------------    ------------    ------------

                                                          217,493        195,624         593,287         522,820
                                                    -------------   ------------    ------------    ------------

         Operating Profit........................           9,322         12,947          25,396          34,586
                                                    -------------   ------------    ------------    ------------

                                                             Three months ended              Nine months ended
                                                             Ended September 30,            Ended September 30,
                                                             1995           1994            1995            1994
Mortgage Lending
    Interest revenues............................     $       869   $        725    $      2,539    $      2,185
    Origination fees.............................           1,501          1,110           3,831           3,491
    Gains on sale of mortgage servicing..........           2,001            398           6,643           5,166
    Losses on sale of mortgage loans, net........            (405)          (166)           (845)           (347)
    Mortgage servicing and other.................             441            470           1,456           1,432
                                                    -------------   ------------    ------------    ------------

                                                            4,407          2,537          13,624          11,927
                                                    -------------   ------------    ------------    ------------

    Interest expense.............................              52            - -             127             248
    General and administrative...................           2,088          1,964           5,939           6,564
                                                    -------------   ------------    ------------    ------------

                                                            2,140          1,964           6,066           6,812
                                                    -------------   ------------    ------------    ------------

        Operating Profit.........................           2,267            573           7,558           5,115
                                                    -------------   ------------    ------------    ------------

Asset Management
    Interest revenues............................           1,157          1,717           3,984           6,495
    Gains (losses) on sales of mortgage-related
      assets.....................................             448            (63)            718             295
    Management fees and other....................           1,379          1,154           4,163           3,620
                                                    -------------   ------------    ------------    ------------

                                                            2,984          2,808           8,865          10,410
                                                    -------------   ------------    ------------    ------------

    Interest expense.............................           1,094          1,606           3,686           6,120
    General and administrative...................             638            463           1,799           1,746
                                                    -------------   ------------    ------------    ------------

                                                            1,732          2,069           5,485           7,866
                                                    -------------   ------------    ------------    ------------

        Operating Profit.........................           1,252            739           3,380           2,544
                                                    -------------   ------------    ------------    ------------

     Total Operating Profit......................          12,841         14,259          36,334          42,245
                                                    -------------   ------------    ------------    ------------

Corporate
    Other revenues...............................             359            333           1,196             970
                                                    -------------   ------------    ------------    ------------

    Interest expense.............................           1,584          1,905           6,313           6,912
    General and administrative...................           3,185          4,160           9,794          12,059
                                                    -------------   ------------    ------------    ------------

                                                            4,769          6,065          16,107          18,971
                                                    -------------   ------------    ------------    ------------

        Net Corporate Expenses ..................          (4,410)        (5,732)        (14,911)        (18,001)
                                                    -------------   ------------    ------------    ------------
Income Before Income Taxes.......................   $       8,431   $      8,527    $     21,423    $     24,244
                                                    =============   ============    ============    ============

                                     -7-

C.Corporate and Home Building Interest Activity

                                                                Three Months                       Nine Months
                                                             Ended September 30,               Ended September 30,
                                                             1995           1994             1995           1994
                                                                (In thousands)                  (In thousands)
Interest capitalized in home building inventory,
   beginning of period..............................   $    41,559     $    42,522    $     42,478    $     42,681
Corporate and home building interest incurred.......         8,337           9,114          25,809          26,361
Corporate and home building interest expensed.......        (1,584)         (1,905)         (6,313)         (6,912)
Previously capitalized home building interest
   included in cost of sales........................        (7,426)         (6,918)        (21,088)        (19,317)
                                                       -----------     -----------    ------------     -----------

Interest capitalized in home building inventory,
   end of period....................................   $    40,886     $    42,813     $    40,886     $    42,813
                                                       ===========     ===========     ===========     ===========

Home building inventories, end of period............   $   455,803     $   484,787     $   455,803     $   484,787
                                                       ===========     ===========     ===========     ===========

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


                                                                       Three Months                 Nine Months
                                                                    Ended September 30,         Ended September 30,
                                                                       1995          1994          1995          1994
Primary Earnings Per Share Calculation:

Net Income...................................................    $    5,545     $   5,420    $   13,944     $  14,930
                                                                 ==========     =========    ==========     =========

Weighted-average shares outstanding..........................        19,310        19,044        19,345        18,938
Dilutive stock options.......................................           742         1,455           816         1,497
                                                                 ----------     ---------    ----------     ---------
      Total Weighted-Average Shares..........................        20,052        20,499        20,161        20,435
                                                                 ==========     =========    ==========     =========

Primary Earnings Per Share...................................    $      .28     $     .26    $      .69     $     .73
                                                                 ==========     =========    ==========     =========

Fully-Diluted Earnings Per Share Calculation:

Net Income...................................................    $    5,545     $   5,420    $   13,944    $   14,930
Adjustment for interest on Convertible Notes, net of income
   tax benefit; conversion assumed...........................           391           384         1,173         1,152
                                                                 ----------     ---------    ----------    ----------
      Adjusted Net Income....................................    $    5,936     $   5,804    $   15,117    $   16,082
                                                                 ==========     =========    ==========     =========

Weighted-average shares outstanding..........................        19,310        19,044        19,345        18,938
Dilutive stock options.......................................           813         1,455         1,155         1,548
Shares issuable upon conversion of Convertible Notes;
   conversion assumed........................................         3,613         3,613         3,613         3,613
                                                                      -----         -----         -----         -----
      Total Weighted-Average Shares..........................        23,736        24,112        24,113        24,099
                                                                 ==========     =========    ==========     =========

Fully-Diluted Earnings Per Share.............................    $      .25     $     .24    $      .63    $      .67
                                                                 ==========     =========    ==========     =========

E.Stockholders' Equity

         During the second and third quarters of 1995, the Company repurchased 843,600 shares of MDC Common Stock at prices ranging from $5.88 to $6.38 ($6.31 average, including commissions) pursuant to a program authorized by the MDC Board of Directors to repurchase up to one million shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Notes.

         During the second and third quarters of 1995, certain eligible executives of the Company exercised options to purchase 769,000 shares of MDC Common Stock. Pursuant to the terms of the Executive Option Purchase Program (the "Program"), which was authorized by the MDC Board of Directors, the Company is authorized to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock purchase options, subject to certain maximum amounts as set forth under the Program. Notes receivable under the Program, which totalled $1,332,000 at September 30, 1995, are recourse and secured by the shares of MDC Common Stock issued in connection with options exercised. The $1,332,000 in notes are deducted from stockholders' equity.

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



                      Supplemental Combining Balance Sheet
                               September 30, 1995
                                 (In thousands)

                                                             Unconsolidated
                                                 --------------------------------------
                                                                             Non-
ASSETS                                                        Guarantor    Guarantor     Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
Corporate
  Cash and cash equivalents................  $      9,249  $        - -  $        - -  $        - -   $      9,249
  Investments in subsidiaries..............       298,364           - -        17,434      (315,798)           - -
  Advances and notes receivable - Parent
     and subsidiaries......................       218,038            13       114,688      (332,739)           - -
  Property and equipment, net..............         9,575           - -           - -           - -          9,575
  Deferred income taxes....................        13,929           - -           - -           - -         13,929
  Deferred issue costs, net................        10,111           - -           - -           - -         10,111
  Other assets, net........................         4,714           - -           140           - -          4,854
                                              -----------  ------------  ------------   -----------   ------------
                                                  563,980            13       132,262      (648,537)        47,718
                                              -----------  ------------  ------------   -----------   ------------

Home Building
  Cash and cash equivalents................             5         6,293            87           - -          6,385
  Home sales and other accounts receivable            - -        28,510           - -       (14,125)        14,385
  Investments and marketable securities,
     net...................................         6,387           - -           - -           - -          6,387
  Inventories, net
    Housing completed or under construction           - -       277,873           - -           - -        277,873
    Land and land under development........           - -       150,928        27,857          (855)       177,930
  Prepaid expenses and other assets, net...         3,801        37,567           376           - -         41,744
                                              -----------  ------------  ------------   -----------   ------------
                                                   10,193       501,171        28,320       (14,980)       524,704
                                              -----------  ------------  ------------   -----------   ------------

Mortgage Lending
  Cash and cash equivalents................           - -           - -         1,041           - -          1,041
  Accrued interest and other assets, net...           - -           - -         1,647           - -          1,647
  Mortgage loans held in inventory, net....           - -           - -        48,322           - -         48,322
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        51,010           - -         51,010
                                              -----------  ------------  ------------   -----------   ------------

Asset Management
  Cash and cash equivalents................           - -           - -           490           - -            490
  Mortgage Collateral, net, and assets
     related to mortgage-backed bonds and
     related liabilities...................           - -           - -        48,677           - -         48,677
  Other loans and assets, net..............           - -           - -         3,377           - -          3,377
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        52,544           - -         52,544
                                              -----------  ------------  ------------   -----------   ------------

        Total Assets.......................  $    574,173  $    501,184  $    264,136  $   (663,517)  $    675,976
                                             ============  ============  ============  ============    ===========


                      Supplemental Combining Balance Sheet
                               September 30, 1995
                                 (In thousands)

(continued)
                                                             Unconsolidated
                                                  ------------------------------------
                                                                             Non-
LIABILITIES                                                   Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
Corporate
  Accounts payable and accrued expenses....   $    26,797   $       - -   $       285   $        - -  $    27,082
  Advances and notes payable - Parent and
     subsidiaries..........................        96,858       217,511        20,554       (334,923)         - -
  Income taxes payable.....................        12,930           - -           - -            - -       12,930
  Notes payable............................         3,549           - -           - -            - -        3,549
  Senior Notes, net........................       187,480           - -           - -            - -      187,480
  Subordinated notes, net..................        38,220           - -           - -            - -       38,220
                                              -----------  ------------  ------------   -----------   ------------
                                                  365,834       217,511        20,839       (334,923)     269,261
                                              -----------  ------------  ------------   -----------   ------------

Home Building
  Accounts payable and accrued expenses....         2,179        79,061           958            - -       82,198
  Lines of credit..........................           - -        38,193           - -            - -       38,193
  Notes payable............................         4,084         4,453         3,898            - -       12,435
                                              -----------  ------------  ------------   -----------   ------------
                                                    6,263       121,707         4,856            - -      132,826
                                              -----------  ------------  ------------   -----------   ------------

Mortgage Lending
  Accounts payable and accrued expenses....           - -           - -        19,777        (14,151)       5,626
  Line of credit...........................           - -           - -        20,647            - -       20,647
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        40,424        (14,151)      26,273
                                              -----------  ------------  ------------   -----------   ------------

Asset Management
  Accounts payable and accrued expenses....           - -           - -           800            - -          800
  Mortgage-backed  bonds,  net,  and
     related liabilities, recourse solely
     to limited-purpose subsidiary assets..           - -           - -        44,740            - -       44,740
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        45,540            - -       45,540
                                              -----------  ------------  ------------   -----------   ------------

        Total Liabilities..................       372,097       339,218       111,659       (349,074)     473,900
                                              -----------  ------------  ------------    -----------  -----------
STOCKHOLDERS' EQUITY
  Preferred stock..........................           - -           - -            10            (10)         - -
  Common Stock.............................           225            18            82           (100)         225
  Additional paid-in capital...............       135,633       144,756       224,914       (369,670)     135,633
  Retained earnings........................        84,765        17,192       (72,520)        55,328       84,765
  Less treasury stock......................       (18,547)          - -            (9)             9      (18,547)
                                              -----------  ------------  ------------   -----------   ------------

        Total Stockholders' Equity.........       202,076       161,966       152,477       (314,443)     202,076
                                              -----------  ------------  ------------   -----------   ------------

        Total Liabilities and
           Stockholders' Equity............   $   574,173   $   501,184   $   264,136   $   (663,517) $   675,976
                                              ===========   ===========   ===========   ============  ===========



                      Supplemental Combining Balance Sheet
                               December 31, 1994
                                 (In thousands)

                                                              Unconsolidated
                                                 -------------------------------------
                                                                              Non-
ASSETS                                                        Guarantor     Guarantor    Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC

Corporate
  Cash and cash equivalents...............    $    31,210   $       - -   $       - -  $         - -   $    31,210
  Investments in subsidiaries.............        327,021        26,822        16,948       (370,791)          - -
  Advances and notes receivable - Parent
     and subsidiaries.....................        145,900           - -       106,486       (252,386)          - -
  Property and equipment, net.............          9,962           - -           - -            - -         9,962
  Deferred income taxes...................         11,944           - -           - -            - -        11,944
  Deferred issue costs, net...............         10,621           - -           - -            - -        10,621
  Other assets, net.......................          3,017           - -           253            - -         3,270
                                              -----------  ------------  ------------   -----------   ------------
                                                  539,675        26,822       123,687      (623,177)        67,007
                                              -----------  ------------  ------------   -----------   ------------

Home Building
  Cash and cash equivalents...............            - -         9,656           506            - -        10,162
  Home sales and other accounts
     receivable...........................            243        23,572           - -        (11,307)       12,508
  Investments and marketable securities,
     net..................................          6,089           - -           - -            - -         6,089
  Inventories, net
    Housing completed or under
       construction.......................            - -       258,044        22,275            - -       280,319
    Land and land under development.......            - -       146,655        37,813           (630)      183,838
  Prepaid expenses and other assets, net..          6,601        33,011         4,363            - -        43,975
                                              -----------  ------------  ------------   -----------   ------------
                                                   12,933       470,938        64,957        (11,937)      536,891
                                              -----------  ------------  ------------   -----------   ------------

Mortgage Lending
  Cash and cash equivalents...............            - -           - -         1,607            - -         1,607
  Restricted cash.........................            - -           - -         2,650            - -         2,650
  Accrued interest and other assets, net..            - -           - -         1,447            - -         1,447
  Mortgage loans held in inventory, net...            - -           - -        44,368            - -        44,368
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        50,072            - -        50,072
                                              -----------  ------------  ------------   -----------   ------------

Asset Management
  Cash and cash equivalents...............            - -           - -           585            - -           585
  Mortgage Collateral, net, and assets
     related to mortgage-backed bonds and
     related liabilities..................            - -           - -        64,574            - -        64,574
  Other loans and assets, net.............            - -           - -         6,316            - -         6,316
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        71,475            - -        71,475
                                              -----------  ------------  ------------   -----------   ------------
        Total Assets......................    $   552,608   $   497,760   $   310,191  $    (635,114)  $   725,445
                                              ===========   ===========   ===========  =============   ===========



                      Supplemental Combining Balance Sheet
                               December 31, 1994
                                 (In thousands)

(continued)
                                                               Unconsolidated
                                                  -----------------------------------
                                                                              Non-
LIABILITIES                                                   Guarantor     Guarantor    Eliminating   Consolidated
                                                  MDC       Subsidiaries  Subsidiaries     Entries          MDC
Corporate
  Accounts payable and
      accrued expenses.....                   $    34,192   $       - -   $       119   $        - -   $    34,311
  Advances and notes payable - Parent and
     subsidiaries...........................       78,665       174,880         7,385       (260,930)          - -
  Income taxes payable......................       11,166           - -           - -            - -        11,166
  Notes payable.............................        3,583           - -           - -            - -         3,583
  Senior Notes, net.........................      187,352           - -           - -            - -       187,352
  Subordinated notes, net...................       38,217           - -           - -            - -        38,217
                                              -----------  ------------  ------------   -----------   ------------
                                                  353,175       174,880         7,504       (260,930)      274,629
                                              -----------  ------------  ------------   -----------   ------------

Home Building
  Accounts payable and accrued expenses.....        2,562        64,389         8,448            - -        75,399
  Lines of credit...........................          - -        62,332           - -            - -        62,332
  Notes payable.............................        4,576        18,857        10,152            - -        33,585
                                              -----------  ------------  ------------   -----------   ------------
                                                    7,138       145,578        18,600            - -       171,316
                                              -----------  ------------  ------------   -----------   ------------
Mortgage Lending
  Accounts payable and accrued expenses.....          - -           - -        13,757        (11,307)        2,450
  Line of credit............................          - -           - -        23,211            - -        23,211
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        36,968        (11,307)       25,661
                                              -----------  ------------  ------------   -----------   ------------
Asset Management
  Accounts payable and accrued expenses.....          - -           - -           670            - -           670
  Mortgage-backed bonds, net, and related
     liabilities, recourse solely to
     limited-purpose subsidiary assets......          - -           - -        60,874            - -        60,874
                                              -----------  ------------  ------------   -----------   ------------
                                                      - -           - -        61,544            - -        61,544
                                              -----------  ------------  ------------   -----------   ------------
        Total Liabilities...................      360,313       320,458       124,616       (272,237)      533,150
                                              -----------  ------------  ------------   -----------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock...........................          - -           - -            10            (10)          - -
  Common Stock..............................          212            18           121           (139)          212
  Additional paid-in capital................      133,934       144,756       234,578       (379,334)      133,934
  Retained earnings.........................       71,502        32,528       (49,125)        16,597        71,502

  Less treasury stock.......................      (13,353)          - -            (9)             9       (13,353)
                                              -----------  ------------  ------------   -----------   ------------
        Total Stockholders' Equity..........      192,295       177,302       185,575       (362,877)      192,295
                                              -----------  ------------  ------------   -----------   ------------

        Total Liabilities and
           Stockholders' Equity.............  $   552,608   $   497,760   $   310,191   $   (635,114)  $   725,445
                                              ===========   ===========   ===========   ============   ===========


                  Supplemental Combining Statements of Income
                                 (In thousands)
                                                               Unconsolidated
                                                  ------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
THREE MONTHS ENDED SEPTEMBER 30, 1995
REVENUES:
  Home Building............................. $         88  $    226,688  $         39  $        - -  $    226,815
  Mortgage Lending..........................          - -           - -         4,407           - -         4,407
  Asset Management..........................          - -           - -         2,984           - -         2,984
  Corporate.................................          359           - -           - -           - -           359
  Equity in earnings of subsidiaries........        7,629           - -           - -        (7,629)          - -
                                              -----------  ------------  ------------   -----------   ------------
        Total Revenues......................        8,076       226,688         7,430        (7,629)      234,565
                                              -----------  ------------  ------------   -----------   ------------

COSTS AND EXPENSES:
  Home Building.............................           88       217,111           294           - -       217,493
  Mortgage Lending..........................          - -           - -         2,140           - -         2,140
  Asset Management..........................          - -           - -         1,732           - -         1,732
  Corporate general and
    administrative..........................        3,172           - -            13           - -         3,185
  Corporate and home building interest......       (3,615)        4,852           347           - -         1,584
                                              -----------  ------------  ------------   -----------   ------------
        Total Expenses......................         (355)      221,963         4,526           - -       226,134
                                              -----------  ------------  ------------   -----------   ------------

Income before income taxes..................        8,431         4,725         2,904        (7,629)        8,431
Provision for income taxes..................        2,886         1,796           842        (2,638)        2,886
                                              -----------  ------------  ------------   -----------   ------------

NET INCOME.................................. $      5,545  $      2,929  $      2,062  $     (4,991) $      5,545
                                             ============  ============  ============  ============   ===========

THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES:
  Home Building............................. $         78  $    191,122  $     18,027  $       (656) $    208,571
  Mortgage Lending..........................          - -           - -         2,537           - -         2,537
  Asset Management..........................          - -           - -         3,094          (286)        2,808
  Corporate.................................          330           - -             3           - -           333
  Equity in earnings of subsidiaries........        9,925         1,978           - -       (11,903)          - -
                                              -----------  ------------  ------------   -----------   ------------
        Total Revenues......................       10,333       193,100        23,661       (12,845)       214,249
                                              -----------  ------------  ------------   -----------   ------------

COSTS AND EXPENSES:
  Home Building.............................          344       179,417        15,943           (80)      195,624
  Mortgage Lending..........................          - -           - -         1,964           - -         1,964
  Asset Management..........................          - -           - -         2,069           - -         2,069
  Corporate general and administrative......        3,977           - -           183           - -         4,160
  Corporate and home building interest......       (2,515)        4,278           894          (752)        1,905
                                              -----------  ------------  ------------   -----------   -----------
        Total Expenses......................        1,806       183,695        21,053          (832)      205,722
                                              -----------  ------------  ------------   -----------   -----------

Income before income taxes..................        8,527         9,405         2,608       (12,013)        8,527
Provision for income taxes..................        3,107         3,664           800        (4,464)        3,107
                                              -----------  ------------  ------------   -----------   ------------

NET INCOME.................................. $      5,420  $      5,741  $      1,808  $     (7,549) $      5,420
                                             ============  ============   ===========  ============  ============


                  Supplemental Combining Statements of Income
                                 (In thousands)
                                                                Unconsolidated
                                                   -----------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
NINE MONTHS ENDED SEPTEMBER 30, 1995
REVENUES:
  Home Building............................  $        299  $    618,221  $        163  $        - -  $    618,683
  Mortgage Lending.........................           - -           - -        13,624           - -        13,624
  Asset Management.........................           - -           - -         8,865           - -         8,865
  Corporate................................         1,196           - -           - -           - -         1,196
  Equity in earnings of subsidiaries.......        19,303           - -           - -       (19,303)          - -
                                              -----------  ------------  ------------   -----------   ------------
        Total Revenues.....................        20,798       618,221        22,652       (19,303)      642,368
                                              -----------  ------------  ------------   -----------   ------------

COSTS AND EXPENSES:
  Home Building............................           586       592,085           616           - -       593,287
  Mortgage Lending.........................           - -           - -         6,066           - -         6,066
  Asset Management.........................           - -           - -         5,485           - -         5,485
  Corporate general and administrative.....         9,740           - -            54           - -         9,794
  Corporate and home building interest.....       (10,951)       15,500         1,764           - -         6,313
                                              -----------  ------------  ------------   -----------   ------------
        Total Expenses.....................          (625)      607,585        13,985           - -       620,945
                                              -----------  ------------  ------------   -----------   ------------
Income before income taxes.................        21,423        10,636         8,667       (19,303)       21,423
Provision for income taxes.................         7,479         4,042         2,821        (6,863)        7,479
                                              -----------  ------------  ------------   -----------   ------------

NET INCOME.................................  $     13,944  $      6,594  $      5,846  $    (12,440) $     13,944
                                             ============  ============  ============  ============  ============

NINE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES:
  Home Building............................  $         78  $    516,389  $     43,119  $     (2,180) $    557,406
  Mortgage Lending.........................           - -           - -        11,927           - -        11,927
  Asset Management.........................           - -           - -        11,261          (851)       10,410
  Corporate................................           930           - -            40           - -           970
  Equity in earnings of subsidiaries.......        29,697         4,490           - -       (34,187)          - -
                                              -----------  ------------  ------------   -----------   ------------
        Total Revenues.....................        30,705       520,879        66,347       (37,218)      580,713
                                              -----------  ------------  ------------   -----------   ------------

COSTS AND EXPENSES:
  Home Building............................         1,075       484,206        38,128          (589)      522,820
  Mortgage Lending.........................           - -           - -         6,812           - -         6,812
  Asset Management.........................        11,825           - -           234           - -        12,059
  Corporate and home building interest.....        (6,439)       12,713         2,871        (2,233)        6,912
                                              -----------  ------------  ------------   -----------   ------------
        Total Expenses.....................         6,461       496,919        55,911        (2,822)      556,469
                                              -----------  ------------  ------------   -----------   ------------

Income before income taxes.................        24,244        23,960        10,436       (34,396)       24,244
Provision for income taxes.................         9,314         9,353         3,420       (12,773)        9,314
                                              -----------  ------------  ------------   -----------   ------------

NET INCOME.................................  $     14,930  $     14,607  $      7,016  $    (21,623) $     14,930
                                             ============  ============  ============  ============  ============



                 Supplemental Combining Statement of Cash Flows
                      Nine Months Ended September 30, 1995
                                 (In thousands)

                                                             Unconsolidated
                                                ------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................  $    39,856   $      (894)  $   (10,095)  $    (6,360)  $    22,507
                                              -----------  ------------  ------------   -----------   ------------

INVESTING ACTIVITIES:
Mortgage Collateral
    Principal payments and prepayments......          - -           - -         8,415           - -         8,415
    Sales...................................          - -           - -         8,630           - -         8,630
Changes in restricted cash, net.............          - -           - -         2,650           - -         2,650
Changes in investments and marketable
   securities, net..........................         (298)          - -           - -           - -          (298)
Distributions of capital from equity CMO
   interests................................          - -           - -         3,662           - -         3,662
Affiliate advances and notes receivable.....      (72,138)          (13)       (8,202)       80,353           - -
Other, net..................................         (592)        1,241           962           - -         1,611
                                              -----------  ------------  ------------   -----------   ------------

Net Cash Provided By (Used In) Investing
   Activities...............................      (73,028)        1,228        16,117        80,353        24,670
                                              -----------  ------------  ------------   -----------   ------------
FINANCING ACTIVITIES:
Net increase in borrowings from Parent and
   subsidiaries.............................       18,193        42,631        13,169       (73,993)          - -
Mortgage-backed bonds - principal payments..          - -           - -       (16,310)          - -       (16,310)
Lines of credit
    Advances................................          - -       534,484           - -           - -       534,484
    Principal payments......................          - -      (558,623)       (2,564)          - -      (561,187)
Notes payable
    Borrowings..............................          - -         1,075           - -           - -         1,075
    Principal payments......................          (34)      (23,264)       (1,397)          - -       (24,695)
Dividend payments...........................       (1,568)          - -           - -           - -        (1,568)
Treasury stock purchases....................       (5,321)          - -           - -           - -        (5,321)
Other, net..................................          (54)          - -           - -           - -           (54)
                                              -----------  ------------  ------------   -----------   ------------

Net Cash Provided By (Used In) Financing
   Activities...............................       11,216        (3,697)       (7,102)      (73,993)      (73,576)
                                              -----------  ------------  ------------   -----------   ------------

Net Decrease In Cash And Cash Equivalents...      (21,956)       (3,363)       (1,080)          - -       (26,399)

Cash And Cash Equivalents

  Beginning Of Period.......................       31,210         9,656         2,698           - -        43,564
                                              -----------  ------------  ------------   -----------   ------------

  End Of Period............................. $      9,254  $      6,293  $      1,618  $        - -  $     17,165
                                             ============  ============  ============  ============  ============



                 Supplemental Combining Statement of Cash Flows
                      Nine Months Ended September 30, 1994
                                 (In thousands)

                                                                  Unconsolidated
                                                   ---------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC     Subsidiaries    Subsidiaries    Entries   MDC
NET CASH PROVIDED BY (USED   IN) OPERATING
   ACTIVITIES...............................     $   (13,313)  $   (58,124)  $    10,749   $    12,740   $   (47,948)
                                                 -----------  ------------  ------------   -----------   ------------

INVESTING ACTIVITIES:
Mortgage Collateral
    Principal payments and prepayments......             - -         1,093        31,231           - -        32,324
    Sales...................................             - -           - -        19,526           - -        19,526
Changes in restricted cash, net.............             - -           - -        12,365           - -        12,365
Changes in investments and marketable
   securities, net..........................         (10,073)          - -           - -           - -       (10,073)
Distribution of capital from Equity
   CMO Interests............................             - -           - -         2,705           - -         2,705
Redemption of metropolitan district bonds...          14,000         2,395           - -                      16,395
Affiliate advances and notes receivable.....          13,282           - -         4,053       (17,335)          - -
Other, net..................................            (189)         (309)         (246)          - -          (744)
                                                 -----------  ------------  ------------   -----------   ------------
Net Cash Provided By Investing
   Activities...............................          17,020         3,179        69,634       (17,335)       72,498
                                                 -----------  ------------  ------------   -----------   ------------

FINANCING ACTIVITIES:
Net increase (reduction) in borrowings from
   Parent and subsidiaries..................         (11,146)       35,839       (11,923)      (12,770)          - -
Mortgage-backed bonds - principal payments..             - -           - -       (57,494)          - -       (57,494)
Lines of credit
    Advances................................             - -       448,337           - -           - -       448,337
    Principal payments......................             - -      (401,375)       (4,501)          - -      (405,876)
Notes payable                                                                                      - -
    Borrowings..............................             - -        13,561           - -           - -        13,561
    Principal payments......................          (4,176)      (32,126)       (1,357)          - -       (37,659)
Affiliate notes payable.....................             - -       (17,335)          - -        17,335           - -
Dividend Payments...........................            (790)          - -           - -            30          (760)
Other, net..................................             147           - -           - -           - -           147
                                                 -----------  ------------  ------------   -----------   ------------

Net Cash Provided By (Used In)    Financing
   Activities...............................         (15,965)       46,901       (75,275)        4,595       (39,744)
                                                 -----------  ------------  ------------   -----------   ------------

Net Increase (Decrease) In Cash And   Cash
   Equivalents..............................         (12,258)       (8,044)        5,108           - -       (15,194)

Cash And Cash Equivalents

  Beginning Of Period.......................          42,443        17,792         2,768           - -        63,003
                                                 -----------  ------------  ------------   -----------   ------------

  End Of Period.............................    $     30,185  $      9,748  $      7,876  $        - -  $     47,809
                                                ============  ============  ============  ============  ============

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

                             RESULTS OF OPERATIONS

      The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                            1995          1994          1995          1994
Revenues..........................................  $     234,565  $    214,249  $    642,368  $    580,713

Income before income taxes........................          8,431         8,527        21,423        24,244

Operating and net income..........................          5,545         5,420        13,944        14,930

Earnings Per Share:
     Primary......................................            .28           .26           .69           .73
     Fully-Diluted................................            .25           .24           .63           .67


         Revenues for the three and nine months ended September 30, 1995 increased 9% and 11%, respectively, compared with revenues during the same periods in 1994 primarily due to a substantial increase in homes closed. The Company closed 1,235 and 3,364 homes, respectively, during the three and nine months ended September 30, 1995, representing 12% and 15% increases, respectively, over the 1,101 and 2,933 homes closed, respectively, in the same periods in 1994.

         Income before income taxes was lower for the three and nine months ended September 30, 1995 compared with the same periods in 1994 primarily as a result of lower home building segment operating profits, partially offset by higher mortgage lending and asset management segment operating profits and lower corporate general and administrative expenses. The reduction in home building operating profits primarily resulted from 11% and 14% declines, respectively, in Home Gross Margins (as hereinafter defined). The decline in Home Gross Margins largely is due to increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995, and increased competition in MDC's home building markets.

Impact of Home Mortgage Interest Rates.

         In October 1993, home mortgage interest rates reached their lowest levels in 25 years, dropping to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to December 1994, home mortgage interest rates increased to as high as 9.25%. During this period of rising interest rates, the Company experienced a general weakening in demand for new homes in most of its markets. Weakened demand, along with a general buildup in unsold homes under construction by the Company and other home builders, gradually began to adversely affect the Company's home sales and Home Gross Margins. Since December 1994, home mortgage interest rates have generally declined to approximately 7.5% in October 1995. The decline, among other things, has led to improved home sales levels compared with the same periods in 1994. However, Home Gross Margins have not recovered as quickly, as the Company and other home builders in the Company's markets have continued to offer increased incentives to sell homes, especially unsold homes under construction.

Home Building Segment.

         The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).

                                                              Three Months                 Nine Months
                                                           Ended September 30,         Ended September 30,
                                                           1995          1994          1995          1994
Home sales revenues................................  $     220,770   $   207,098    $  608,690    $  548,711

Operating profits..................................          9,322        12,947        25,396        34,586

Average selling price per housing unit.............          178.8         188.1         180.9         187.1

Home Gross Margins.................................          13.4%         15.0%         13.4%         15.5%

Homes - units
    Sales contracted, net
        Colorado...................................            483           340         1,562         1,531
        Mid-Atlantic...............................            205           211           852           897
        California.................................            231           144           609           454
        Arizona....................................            231           207           606           494
        Nevada.....................................             15            25            50            87
                                                      ------------  ------------    ----------    ----------

             Total.................................          1,165           927         3,679         3,463
                                                      ============  ============    ==========    ==========

    Closed and delivered
        Colorado...................................            493           510         1,453         1,375
        Mid-Atlantic...............................            288           251           734           757
        California.................................            232           156           528           390
        Arizona....................................            201           146           586           334
        Nevada.....................................             21            38            63            77
                                                      ------------  ------------    ----------    ----------

             Total.................................          1,235         1,101         3,364         2,933
                                                      ============  ============    ==========    ==========


                                                    September 30,   December 31,  September 30,
                                                         1995           1994           1994

Backlog
      Colorado....................................           719            610            816
      Mid-Atlantic................................           455            337            565
      California..................................           237            101            162
      Arizona.....................................           277            257            307
      Nevada......................................            16             29             37
                                                    ------------   ------------     ----------

          Total...................................         1,704          1,334          1,887
                                                    ============   ============     ==========

      Estimated sales value....................... $     305,200   $    241,900   $    355,835
                                                    ============   ============     ==========


         Home Sales Revenues, Home Sales and Homes Closed and Delivered. Home sales revenue increases in 1995 compared with 1994 primarily are the result of increases in home closings, partially offset by an overall decrease in the average selling price per home closed, as discussed below. Home sales and closings increased in 1995 in (i) Arizona primarily due to a significant expansion of the Company's operations in Phoenix, where the Company has increased the number of active subdivisions to 22 at September 30, 1995 from 16 at September 30, 1994; (ii) California primarily due to the Company's acquisition and opening of several new subdivisions in Southern California after September 30, 1994 and the July 1995 acquisition of five active subdivisions in Paloma del Sol, a master-planned community in the city of Temecula, Riverside County; and (iii) Colorado due to, among other things, efforts to reduce the level of unsold homes under construction, an increase in the average number of active subdivisions from 50 to 54 and a continuing emphasis on offering more affordable homes.

         In its Mid-Atlantic market, the Company experienced lower home sales and closings per active subdivision in the first nine months of 1995 compared with the same period in 1994. This lower home sales level was partially offset by an increase in the number of active subdivisions to 45 at September 30, 1995 from 39 at September 30, 1994. The lower home sales and closing levels per active subdivision were primarily the result of the Mid-Atlantic market, overall, experiencing (i) an increase in active subdivisions due to aggressive competition in this market; and (ii) a slight decline in total home sales.

         Home sales in October 1995 increased by 36% to 337 homes, compared with sales of 248 homes in October 1994. The Company is unable to predict if this trend of higher comparable monthly sales in 1995 as compared with 1994, which began in April, will continue in the future.

         The Company increased the number of active subdivisions throughout its markets to 141 at September 30, 1995 from 132 at September 30, 1994.

         Backlog. MDC expects approximately 70% of its September 30, 1995 Backlog to close under existing sales contracts during the fourth quarter of 1995 and the first quarter of 1996.

         Average Selling Price Per Housing Unit. The decrease in the average selling price per housing unit in the third quarter and first nine months of 1995 compared with the same periods in 1994 is the result of management's decision to increase the Company's emphasis on lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategic change in market mix resulted in lower average sales prices compared with prices in 1994 (i) in the first nine months of 1995 in Colorado, Maryland and Tucson; and (ii) in the third quarter of 1995 in Southern California as the Company began offering homes ranging in price from $105,000 to $170,000 in the subdivisions acquired in July 1995.

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue (" Home Gross Margins") improved to 13.4% in the third quarter of 1995 from 13.1% in the second quarter of 1995. However, Home Gross Margins decreased during the third quarter and first nine months of 1995 compared with the same periods in 1994. This decline is due to (i) increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995; (ii) increased incentives used to reduce the Company's inventory of unsold homes under construction; and (iii) increased competition in MDC's home building markets. The Company believes that weakened demand, competitive market conditions and increased incentives will result in Home Gross Margins in the fourth quarter of 1995 and first quarter of 1996 which are comparable to those achieved in the third quarter of 1995. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $13,108,000 and $36,735,000, respectively, for the third quarter and first nine months of 1995, compared with $11,373,000 and $31,300,000, respectively, for the same periods in 1994. The increases reflect the impact of increased home sales revenues for the three and nine months ended September 30, 1995 compared with 1994, and expanded operations in certain of the Company's markets. Significant additional marketing-related salary, sales commission and model home operating expenses were incurred to support the Company's expanded operations. Additionally, the Company has increased its marketing efforts in its markets to stimulate sales.

         General and Administrative. General and administrative expenses totalled $6,987,000 and $19,927,000, respectively, during the three and nine months ended September 30, 1995, compared with $6,863,000 and $20,579,000, respectively, for the same periods in 1994. General and administrative expenses as a percentage of home sales revenues decreased to 3.2% and 3.3%, respectively, for the third quarter and the first nine months of 1995, compared with 3.3% and 3.8%, respectively, in the comparable periods in 1994 as the Company was able to deliver more homes in 1995 without a proportionate increase in overhead.

     Unsold Homes Under Construction.

         The Company maintains levels of unsold homes in various stages of completion to assist it in meeting the immediate and near-term demands of its home buyers.

         The Company in the past has offered, and may in the future offer, incentives to assist in selling its homes, including unsold homes under construction. These incentives include buying down mortgage interest rates, offering prospective home buyers options and upgrades at reduced prices and, to a substantially lesser extent, price concessions. Incentives reduce the Company's Home Gross Margins.

         During the first nine months of 1995, the Company increased substantially the amount of incentives it offered, particularly to (i) counter slowing sales; and (ii) reduce its inventory of unsold homes under construction which it considered to be in excess of its near-term requirements. As a result, the Company succeeded in reducing the number of unsold homes under construction at September 30, 1995 by approximately 16% compared with the December 31, 1994 level. The percentage of the book value of unsold homes under construction to the total book value of homes under construction has been reduced to 31% at September 30, 1995 from 41% at December 31, 1994. The Company is unable to predict the extent to which its Home Gross Margins and operating income during the remainder of 1995 and into 1996 will be affected adversely by incentives offered with respect to the Company's unsold homes under construction.

     Land Inventory.

         The table below shows (in thousands) the carrying value of MDC's land and land under development in each of its home building markets at September 30, 1995, segregated by property acquired or optioned before 1991 ("Pre-1991") and after 1990 ("Other"). The table also shows the carrying value of MDC's inactive land inventory which is included in the total, most of which was acquired prior to 1991.

                             Total Land and Land Under Development     Inactive
                             Pre-1991        Other         Total         Land
Colorado.................$      61,421  $     21,052  $     82,473  $     43,677
Mid-Atlantic.............       13,702        26,606        40,308           - -
California...............        1,328        28,263        29,591           902
Arizona..................        5,136        15,184        20,320         1,208
Nevada...................          - -         5,238         5,238           - -
                         -------------  ------------  ------------  ------------

    Totals...............$      81,587  $     96,343  $    177,930  $     45,787
                         =============  ============  ============  ============


         The Company's net income, cash flow and returns on assets and stockholders' equity are affected adversely by the carrying costs (e.g., interest and property taxes) associated with inactive land inventories and that the inventories do not earn any return. These inactive land inventories, the majority of which are in close proximity to existing active projects, comprised approximately 26% of the carrying value of the Company's total land and land under development at September 30, 1995, compared with approximately 27% of the $183,838,000 carrying value at December 31, 1994 and 43% of the $192,881,000 carrying value at December 31, 1993. The decrease in inactive land inventory, most of which occurred during 1994, is due to the commencement of development and construction activity in certain subdivisions as well as sales or other dispositions of inactive land.

         In August 1995, the Company sold 45 acres of inactive land in its Rock Creek Ranch development in Colorado ("Rock Creek") for approximately $4,400,000, which was approximately equal to its book value. In accordance with the development plans of the metropolitan districts serving Rock Creek, the purchaser pre-paid approximately $3,400,000 of development fees to these districts. In connection with the sale, the purchaser acquired an option from the Company for the purchase of two adjacent parcels also served by the districts.

         Carrying  costs  on  inactive  land   inventories  are  expensed,   not
capitalized. The Company is actively pursuing opportunities to reduce, through sales, home building activities, or other means, its inactive land inventories.

     Inventory Valuation Reserves.

      Operating results during the three and nine months ended September 30, 1995 were impacted adversely by $1,200,000 and $2,100,000, respectively, in net realizable value adjustments. The adjustments in the three months ended September 30, 1995 primarily are related to certain under-performing projects in Arizona and the Mid-Atlantic region. A $900,000 adjustment was taken in the second quarter of 1995 primarily related to several projects in Northern California which experienced slowed sales and reduced selling prices due to the continued general decline in home sales activity in the Sacramento market.

Mortgage Lending Segment.

         The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).

                                                              Three Months                 Nine Months
                                                           Ended  September 30,       Ended  September 30,
                                                            1995          1994          1995          1994
Gains from sales of mortgage servicing:
   Bulk...........................................   $       1,528  $        162  $      5,262  $      4,476
   Other..........................................             473           236         1,381           690
Net interest income...............................             817           725         2,412         1,937
Origination fees..................................           1,501         1,110         3,831         3,491
Losses on sales of mortgage loans, net............            (405)         (166)         (845)         (347)
Mortgage servicing and other......................             441           470         1,456         1,432
General and administrative expenses...............          (2,088)       (1,964)       (5,939)       (6,564)
                                                     -------------  ------------  ------------  ------------

  Operating profit................................   $       2,267  $        573  $      7,558  $      5,115
                                                     =============  ============  ============  ============

Principal amount of originations and purchases:
    MDC home buyers...............................   $     114,642 $      80,905  $    295,121  $    232,435
    Spot..........................................          12,423        11,259        26,254        59,668
    Correspondent.................................          20,031        15,063        48,909        58,960
                                                     -------------  ------------  ------------  ------------

        Total.....................................   $     147,096  $    107,227  $    370,284  $    351,063
                                                     =============  ============  ============  ============

                                                      September 30, December 31,  September 30,
                                                           1995          1994           1994

Composition of Servicing Portfolio at End of Period:
    FHA insured/VA guaranteed....................... $     141,589  $     203,991  $    264,046
    Conventional....................................       444,072        365,072       306,860
                                                     -------------  -------------  ------------

Total Servicing Portfolio........................... $     585,661  $     569,063  $    570,906
                                                     =============  =============  ============

Servicing Portfolio Held for Sale................... $     442,817  $     506,098  $    502,783
                                                     =============  =============  ============


         HomeAmerican's operating profits for the three and nine months ended September 30, 1995 exceeded the operating profits for the same periods in 1994 primarily due to a higher level of mortgage loans closed and higher gains from sales of mortgage loan servicing.

         Loan Originations and Purchases. The increases in HomeAmerican's loan originations and purchases in the third quarter and first nine months of 1995 compared with the same periods in 1994 principally are due to an increase in MDC's home closings and an increase in the percentage of mortgage originations for MDC home buyers. The percentage of HomeAmerican mortgage originations for MDC home buyers increased to 59.3% for the first nine months of 1995 from 53.4% for the same period in 1994, and to 62.4% from 50.2% for the respective three month periods ended September 30, 1995 and 1994. To serve the growing number of MDC home buyers in Southern California, HomeAmerican opened a mortgage origination office during the third quarter of 1995. By originating a mortgage loan for an MDC home buyer, the Company is able to recover a portion of the cost of the incentives provided by the Company to its home buyers through the future sale of the related mortgage servicing.
         Spot and correspondent originations mainly result from refinancings. Increased mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995, significantly decreased refinancing activity market-wide and resulted in a decrease in the Company's spot and correspondent originations in the first nine months of 1995 from the first nine months of 1994. During the third quarter of 1995, spot and correspondent originations and purchases increased compared with the same period in 1994, as interest rates in the third quarter of 1995 averaged approximately 75 basis points lower than in the third quarter of 1994.

         Mortgage Servicing. The Company sold approximately the same principal amount of servicing in the nine months ended September 30, 1995 as in the same period in 1994, but received approximately 25% more revenues on the sales in 1995 than in 1994 as, among other things, stronger market demand for mortgage servicing during 1995 resulted in more favorable prices than in 1994. For the three months ended September 30, 1995, the Company completed one bulk sale of servicing, whereas no bulk sales of servicing were completed in the same period in 1994. Gains from mortgage servicing sales other than "bulk" sales comprised a larger percentage of total gains (21% for the first nine months of 1995 compared with 13% for the same period in 1994) primarily due to increased originations and purchases of adjustable rate mortgages, which generally are sold "servicing released."

         The Company's portfolio of servicing held for sale decreased to $442,817,000 at September 30, 1995, compared with $502,783,000 at September 30,
1994 due primarily to the sales of servicing during 1995 exceeding mortgage originations and purchases. The underlying value of a servicing portfolio is generally determined based on the annual servicing fee rates applicable to the loans comprising the portfolio, which currently are .44% for FHA insured/VA guaranteed loans and .25% for conventional loans.

         Forward Sales Commitments. HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. Such contracts are the only significant financial derivative instruments utilized by HomeAmerican.

Asset Management Segment.

         The following table summarizes the results of the asset management segment's operations during each of the periods presented (in thousands).

                                                             Three Months                 Nine Months
                                                          Ended September 30,         Ended September 30,
                                                            1995          1994          1995          1994
Management fees from REITs.........................  $         778  $        590  $      2,143  $      1,955
Gains on sales of mortgage-related assets..........            448           (63)          718           295
Other, net.........................................             26           212           519           294
                                                     -------------  ------------  ------------  ------------

Operating profit...................................  $       1,252  $        739  $      3,380  $      2,544
                                                     =============  ============  ============  ============


         Gains on sales of mortgage-related assets during the third quarter and nine months ended September 30, 1995 primarily are the result of the Company's continuing efforts to liquidate its portfolio of mortgage-related assets as the current low interest rates enable the Company to sell such assets at profitable levels.

         The Company currently does not anticipate making additional investments in mortgage-related assets in the future. As a result, future income from the asset management segment will be substantially dependent on management fees earned from the REITs. At September 30, 1995, FAMC had approximately $207,000,000 in assets under management.

Other Operating Results.

         Interest Expense. Corporate and home building interest incurred decreased to $8,337,000 and $25,809,000, respectively, for the three and nine months ended September 30, 1995, compared with $9,114,000 and $26,361,000, respectively, for the same periods in 1994. The decreases are the result primarily of lower levels of home building-related borrowings outstanding. During 1995, the Company reduced its operating cash balances by approximately $25 million compared with 1994 by paying down debt.

         Interest on home building inventories is capitalized during the period of active development and through the completion of construction. During the three and nine months ended September 30, 1995, the Company capitalized $6,753,000 and $19,496,000, respectively, of this interest compared with $7,209,000 and $19,449,000, respectively, for the same periods in 1994. The decrease in interest capitalized for the third quarter of 1995 primarily is due to decreased home building inventory levels, which more than offset higher average interest capitalization rates resulting from higher average effective interest rates on the Company's debt. Capitalized interest in home building inventory decreased to $40,886,000 at September 30, 1995, compared with $42,813,000 at September 30, 1994, as the Company continues to relieve more previously capitalized interest through cost of sales than is being capitalized currently.

         Corporate and home building interest incurred and not capitalized is reflected as interest expense. For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $3,185,000 and $9,794,000, respectively, during the three and nine months ended September 30,

1995, compared with $4,160,000 and $12,059,000, respectively, for the same periods of 1994. The decreases in 1995 primarily are due to certain non-recurring expense recoveries of approximately $368,000 recorded in the third quarter of 1995 and decreases in professional fees and other expenses as the Company has continued to streamline its operations.

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

         MDC's overall effective income tax rate during the three and nine months ended September 30, 1995 is 34.2% and 34.9%, respectively, compared with 36.4% and 38.4%, respectively, during 1994. The effective income tax rates differed from the 35% federal statutory rate primarily due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments to prior years' income taxes.

         In April 1995, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the IRS examinations of the MDC Consolidated Returns for the years 1984 and 1985. Also in April 1995, the Company and the IRS reached final agreement on the IRS examinations of the Richmond Homes Consolidated Returns for the years 1989 and 1990. These agreements had no material impact upon the Company's financial position or results of operations.

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

      The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations.

                        LIQUIDITY AND CAPITAL RESOURCES

         MDC uses its  liquidity  and capital  resources to, among other things,
(i) support its operations, including its inventories of homes, home sites and land; (ii) provide working capital; and (iii) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources.

Capital Resources.

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by Senior Notes and Subordinated notes due primarily in 2003 and 2005; and (iii) current financing, primarily Lines of Credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements.

         The Company's debt to equity ratio improved to 1.5 to 1 at September 30, 1995 from 2.0 to 1 at December 31, 1993 and 1.8 to 1 at December 31, 1994. The significant improvement is primarily a result of the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity to $202,076,000 at September 30, 1995, and the reduction in debt related to management's strategic decision to lower cash balances in the nine months ended September 30, 1995.

         Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC believes that it has adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources.

Lines of Credit and Notes Payable.

         Home Building. MDC's home building bank line of credit facilities at September 30, 1995 were $156,000,000 in the aggregate, a substantial increase over the $70,000,000 of similar facilities at December 31, 1993. Agreements governing significant portions of the present facilities were entered into during 1994 and the first nine months of 1995, and generally provide for final maturities from four to five years, including scheduled term-out periods
(although the term-out periods may commence earlier under certain circumstances). Borrowings under the bank lines of credit are collateralized by home building inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At September 30, 1995, $38,193,000 was borrowed and an additional $110,122,000 was collateralized and available to be borrowed under the bank lines of credit.

         In August 1995, the Company modified and extended a $75,000,000 bank line of credit facility. The modified agreement includes, among other things, a lower interest margin, lower fees, an increase in funding for the Company's expanding Arizona and California operations and a one year extension of the final maturity to the third quarter of 1999 (although the term-out periods may commence earlier under certain circumstances).

         Mortgage Lending. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). During the first nine months of 1995 and 1994, HomeAmerican sold $366,455,000 and $382,327,000, respectively, principal amount of mortgage loans and mortgage certificates.

         The aggregate amount available under the Mortgage Line at September 30, 1995 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At September 30, 1995, $20,647,000 was borrowed and an additional $16,177,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

         General. The Company's lines of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

Consolidated Cash Flow.

         Management believes the continuing improvement in the Company's strong financial condition enables it to operate with lower operating cash balances than it did in prior periods. During the first nine months of 1995, management reduced MDC's operating cash balances by $26,399,000 from levels at December 31, 1994. The Company used this cash and $29,245,000 of internally generated funds to, among other things, pay down lines of credit and notes payable by $50,323,000 and to repurchase, for $5,321,000, 843,600 shares of MDC Common Stock (at prices ranging from $5.88 to $6.38). The stock repurchases were made pursuant to an announced program to repurchase up to one million shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Subordinated Notes.

         MDC  used  $15,194,000  of  cash  in the  first  nine  months  of  1994 principally due to increases in home building inventories as a result of significantly increased levels of home building activity, offset partially by a reduction in mortgage loans held in inventory and net increases in debt (primarily lines of credit) necessary to finance the substantial increases in home building activities.

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 in 1996 is not anticipated to have a material impact on the results of operations or financial position of the Company in the year of adoption.

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). The Company's adoption of SFAS 122 in 1996 is not anticipated to have a material adverse impact on the results of operations or financial position of the Company in the year of adoption.

                                     OTHER

         Congressional considerations of major reform to the federal tax system have been increasing over the past year. Proposed tax plans currently being sponsored by various members of Congress, include variations of a consumption tax (sales tax) and flat tax. Under the current tax system, deductions are allowed for mortgage interest and property taxes. Tax reform may reduce or eliminate these deductions. The likelihood of major tax reform and the impact such reform would have on, among other things (i) the demand for, and the value of, new as well as existing homes; and (ii) the Company's financial position or results of operations, is not determinable.

                             M.D.C. HOLDINGS, INC.
                                   FORM 10-Q

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Settlement of Western Savings Civil Matters.

         In December 1994, the Company and the Resolution Trust Corporation (the "RTC"), acting in its corporate capacity as receiver for Western Savings and Loan Association ("Western"), executed a final settlement agreement providing for the mutual release of all potential claims between the parties and certain related persons insofar as such claims relate to any of the Company's past transactions with Western. On October 16, 1995, the United States District Court for the District of Arizona entered an order approving the settlement and determining that the settlement precludes the filing of cross-claims against MDC by various third parties.

     Expansive Soils Cases.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado<FN1>. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado<FN2> and by a homeowner in the Rock Creek development located in Boulder County, Colorado<FN3>. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado<FN4>. The complaints, each of which seek certification of a class action, purport to allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act, non-disclosure and a claim for exemplary damages. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has filed a response to each of the complaints and to initial discovery requests in the first filed case. The ultimate outcome of the cases is uncertain at this time, however, management does not believe that the outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have agreed to defend the Company in the cases subject to reservations of rights.

<FN1>1 Colescott, et al vs. Richmond Homes Limited, et al. in the District
Court Douglas County, State of Colorado, Civil Action No. 94 CV 352, Division 2.
<FN2>2 Constantini vs. Richmond Homes Limited, et al. in the District Court,
Douglas County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.
<FN3>3 Moore vs. Richmond Homes Limited et al., in the District Court, Boulder
County, State of Colorado, Civil Action No. CV 221, Division 2.
<FN4>4 Rodenburg vs. Richmond Homes et al. in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

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

         No matters were submitted to shareowners during the third quarter of 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)  Exhibit:   15       Letter regarding unaudited interim
                                          financial information.

                                 27       Financial Data Schedule.

                                 28       Form of Independent Accountants'
                                          Review Report dated October 24, 1995.

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

Date:  November 9, 1995                     M.D.C. HOLDINGS, INC.
                                            (Registrant)


                                            By:   /s/ Paris G. Reece III
                                                  Paris G. Reece III,
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer