Form 10-K405
period 1995-12-31
MDC HOLDINGS INC
filed 1996-03-28
CIK 773141

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                             ------------------

                                  FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1995

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the Transition period from            to

                         Commission file number 1-8951
                            -------------------------

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

        Title of each class            Name of each exchange on which registered
   Common Stock, $.01 par value                New York Stock Exchange
                                             The Pacific Stock Exchange
11 1/8% Senior Notes due December 2003
 8 3/4% Convertible Subordinated Notes due December 2005
 6.64% Subordinated Fixed Rate Notes due April 1998

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of March 7, 1996, 19,273,952 shares of M.D.C. Holdings, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $91,393,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K is incorporated by reference from the Registrant's 1996 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                      For the Year Ended December 31, 1995
                                 ---------------

                               Table of Contents
                                                                          Page
                                                                           No.
                                                                          ----
 ITEMS  1.
   AND  2.  BUSINESS AND PROPERTIES
              (a) General Development of Business....................        1
              (b) Financial Information About Industry Segments......        1
              (c) Narrative Description of Business..................        1

  ITEM  3.  LEGAL PROCEEDINGS........................................        7

  ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......        7

  ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY
                HOLDER MATTERS.......................................        8

  ITEM  6.  SELECTED FINANCIAL AND OTHER DATA........................        9

  ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..................       11

  ITEM  8.  FINANCIAL STATEMENTS.....................................      F-1

  ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..................       24

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......       24

  ITEM 11.  EXECUTIVE COMPENSATION...................................       24

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...........................................       24

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........       24

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K..........................................       24

                                      (i)

                             M.D.C. HOLDINGS, INC.

                                   FORM 10-K

                                     PART I

Items 1 and 2.  Business and Properties.

         (a) General Development of Business

         M.D.C. Holdings, Inc. (the "Company" or "MDC", which, unless otherwise indicated, collectively refers to M.D.C. Holdings, Inc., a Delaware corporation originally incorporated in Colorado in 1972, and its subsidiaries) is engaged in the construction and sale of residential housing (the "homebuilding segment") in
(i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. M.D.C. Holdings, Inc.'s. wholly owned subsidiary, HomeAmerican Mortgage Corporation ("HomeAmerican") provides mortgage loans primarily to the Company's home buyers and, to a lesser extent, to others (the "mortgage lending segment"). In its asset management operations (the "asset management segment"), Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc. and the successor as of April 1, 1996 to Financial Asset Management Corporation, "FAMC") manages, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT").

         (b) Financial Information About Industry Segments

         See Notes A and B to the Consolidated Financial Statements for information regarding the Company's business segments for each of the three years ended December 31, 1995, 1994 and 1993.

         (c) Narrative Description of Business

     Homebuilding Segment.

         General. In the homebuilding segment of its operations, the Company (i) principally acquires finished lots and, to a lesser extent, acquires land and develops it for use in its homebuilding activities; and (ii) designs, constructs and sells single-family residential homes. Such operations are financed primarily with publicly traded Senior Notes (as hereinafter defined) and subordinated notes, bank lines of credit, internally-generated funds and, to a lesser extent, promissory notes and project loans.

         The  Company  believes  it is the seventh  largest  homebuilder  in the
United States based on home sales revenues. The Company is the largest homebuilder in Colorado, the third largest builder in its Mid-Atlantic market and among the top ten homebuilders in Phoenix and Tucson, Arizona and Sacramento, Orange County and Riverside County, California. MDC has a significant presence in each of its markets which the Company believes enables it to compete more effectively for home sales, land acquisition opportunities and subcontractor labor.

         In its homebuilding segment, the Company's strategy is to build quality homes at affordable prices. Homes are constructed according to basic designs based on customer preferences in the location in which they are built. The Company, as the general contractor, supervises the development and construction of all of its projects and employs subcontractors for site development and home construction. The Company primarily builds single-family detached homes, and in its Mid-Atlantic market builds a significant number of townhomes, generally for the first-time and move-up buyer. The Company has shifted more emphasis to the first-time buyer in most of its markets, with approximately 30% of its homes closed in 1995 targeted to the first-time buyer compared with approximately 25% in 1994.

         Homes are built and sold by subsidiaries of the Company using the names "Richmond American Homes" and "Richmond Homes". The base prices for homes sold by the Company generally range from approximately $80,000 to $400,000, although the Company builds homes in certain of its markets with prices as high as $700,000. Sales prices averaged $181,100 for the year ended December 31, 1995.

         Both the national and regional housing markets are cyclical and are sensitive to many economic conditions, particularly the strength or weakness of local economies, changes in interest rates, the number of qualified home purchasers in the market and the ability of these purchasers to resell their existing homes. In an effort to reduce the risk of volatility of economic conditions in any single market, the Company's strategy is to diversify geographically into markets with high prospects for employment growth and housing starts. Additionally, the Company monitors each of its markets and allocates capital based on anticipations for each market. The table below displays the Company's geographic diversification over the last three years as represented by the amount of home sales revenues in each of its markets (dollars in thousands). While the Company has continued to emphasize its Colorado and Mid-Atlantic markets, the Company has allocated additional capital, beginning in 1993, to its operations in California and Arizona.

                                                Total Home Sales Revenues                Percent of Total
                                              1995        1994         1993        1995        1994         1993
                                          ----------  ---------    ---------   ----------  ---------    ----------
    Colorado............................  $  325,834  $ 333,908    $ 290,366          39%        43%           50%
    Mid-Atlantic........................     208,552    226,547      166,803          25%        29%           28%
    California..........................     146,947    119,559       65,769          18%        15%           11%
    Arizona.............................     133,625     84,588       35,871          16%        11%            6%
    Nevada..............................      12,490     19,851       29,078           2%         2%            5%
                                          ----------  ---------    ---------   ----------  ---------    ----------

            Total.......................  $  827,448  $ 784,453    $ 587,887         100%       100%          100%
                                          ==========  =========    =========   ==========  =========    ==========

         Other factors affecting the demand for housing include changes in costs associated with home ownership, such as property taxes and energy costs, demographic trends, the availability of federally sponsored and other mortgage loan financing programs and slow growth initiatives in certain markets.

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

         The Company maintains varying levels of inventories of unsold homes in each of the locations in which it operates. Unsold homes in various stages of completion aid the Company in meeting the immediate and near-term demands of its home buyers.

         Land Acquisition and Development. MDC purchases finished lots using rolling options, finished lots in phases or in bulk for cash or, if anticipated potential returns justify risk, land for development into finished lots. A significant portion of the lots purchased are finished lots which require minimal additional development prior to the construction of homes. In making land purchases, MDC considers a number of factors, including population and employment growth patterns, proximity to developed areas, estimated costs of development, demographic trends and the availability, on acceptable terms, of financing for the acquisition and development of land and the construction of homes. Generally, MDC acquires finished building sites and land for development only in areas which will have, among other things, the availability of building permits, all utilities and suitable zoning. MDC attempts to maintain a supply of finished home sites sufficient to enable it to start homes as soon as practical once a contract for sale is executed. This tends to minimize the Company's risk with respect to, among other things, cost increases in labor and materials.

         MDC controls a portion of the land it will require in future periods utilizing "rolling" option contracts. Generally, in a rolling option contract, the Company obtains the right to purchase finished lots in consideration for an option deposit (generally $50,000 to $200,000 per contract). In the event the Company elects not to purchase the finished lots within a specified period of time (generally, 5 to 20 lots per project per calendar quarter), the agreements limit the Company's loss to the option deposit, limiting the Company's risk while preserving its liquidity. At December 31, 1995, MDC controlled 8,008 lots under option agreements with $7,200,000 in total option deposits. Because of increased demand for finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using rolling options has been reduced or become more expensive.

         MDC owns various undeveloped parcels of real estate. MDC intends to develop most of its undeveloped lots into finished lots. MDC generally develops its land in small parcels (less than 100 lots at a time per given product per subdivision) to limit the Company's risk with regard to a particular project and to maximize the efficient use of available liquidity. Substantially all of MDC's undeveloped land is "cured" (i.e., building permits and utilities are available and zoning is suitable for its current intended use). When developed, these lots generally will be used in the Company's homebuilding activities, although a limited amount may be be sold to others. Certain undeveloped lots also may be sold to others in their present state.

         The table below shows the number of home sites owned and controlled under option in each of the Company's homebuilding markets, including the estimated number of home sites owned on undeveloped land, based on the number of acres multiplied by the number of home sites permitted per acre according to allowable zoning and current development plans.

                                                             December 31,
                                                   1995          1994          1993
                                                ----------    ----------    ----------
   Home Sites Owned
     Finished or currently under development
       (active)
       Colorado..............................        1,803         2,015         3,139
       Mid-Atlantic..........................        1,105           675           588
       California............................          369           691           597
       Arizona...............................        1,094         1,107           319
       Nevada................................          135           248           206
                                                ----------    ----------    ----------

          Total..............................        4,506         4,736         4,849
     Held for future development or sale
       (inactive)*...........................        7,050         9,772        11,404
                                                ----------    ----------    ----------

          Total..............................       11,556        14,508        16,253
                                                ==========    ==========    ==========

   *The substantial majority of inactive lots are unfinished and located in Colorado.

   Home Sites Under Option
     Colorado................................        2,795         4,250         4,921
     Mid-Atlantic............................        4,019         3,092         2,480
     California..............................          675           110           325
     Arizona.................................          519           744           499
     Nevada..................................          - -           - -           135
                                                ----------    ----------    ----------

       Total.................................        8,008         8,196         8,360
                                                ==========    ==========    ==========

         Raw Materials. Generally, the raw materials and components used in MDC's homebuilding operations are standard items carried by major suppliers in the United States. Periodic shortages in lumber supplies due, among other things, to homebuilding activity throughout the nation and to logging limits imposed by environmental protection laws (i) may increase the cost of lumber, which could result in reduced profits from home sales; and (ii) may lead to delays in the delivery of homes under construction. The Company generally takes orders only for homes that already are under construction or for which the Company can contract for materials and labor at a fixed price during the anticipated construction period. This allows the Company to minimize the risks associated with increases in material and labor costs between the time a home is under construction and the time it is closed and delivered. Although the Company did not experience any significant shortages in the availability of raw materials or labor in 1995, the Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins (as hereinafter defined) or both.

         Seasonal Nature of Business. MDC's business is seasonal to the extent that its Colorado and Mid-Atlantic operations encounter weather-related slowdowns during the winter months, and its California operations are affected by heavy seasonal rains. Delays in development and construction activities resulting from these adverse weather conditions increase the Company's risk of cost increases in, among other things, materials and labor for the Company's projects in the affected areas. During each of the three years ended December 31, 1995, approximately 31% of the total homes sold and approximately 20% of the total homes closed by the Company occurred in the first three months of the year. Adverse weather conditions in the first three months of 1996 have delayed certain construction activities in the Mid-Atlantic, which will delay the delivery by the Company of certain homes in this market which were originally projected to close in the first and second quarters of 1996.

         Backlog. As of December 31, 1995, MDC's units under contract but not yet delivered ("Backlog") totalled 1,355 homes with an estimated sales value of $243,000,000. Based on its past experience, MDC anticipates approximately 70% of its December 31, 1995 Backlog to settle under existing sales contracts during the first six months of 1996, and the remaining 30% of the homes in Backlog will not close due to cancellations.

         Marketing and Sales. MDC's homes are sold under various commission arrangements by its own sales personnel and through the realtor community by cooperative broker sales and referrals. In marketing homes, MDC uses, among other things, on-site model homes, advertisements in local newspapers, billboards and other signage, magazines and illustrated brochures. All of MDC's homes are sold with a ten-year limited warranty provided by independent entities.

         Competition. The real estate industry is fragmented and highly competitive. In each of its markets, MDC competes with numerous homebuilders (a number of which build nation-wide), subdivision developers and land development companies. Homebuilders not only compete for customers, but also for, among other things, desirable financing, land acquisition, raw materials and subcontractor labor. In its markets, MDC competes with homebuilders that are substantially larger and have greater financial resources than the Company. Competition is based, among other factors, upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community.

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

         From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives which may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain, an adequate number of water and sewer taps and building permits for its land inventory and land held for development.

         The homebuilding operations of the Company also are affected by environmental considerations pertaining to, among other things, availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of the natural terrain and vegetation (collectively, "Environmental Laws"). The particular Environmental Laws which apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These Environmental Laws may, among other things, (i) result in project delays;
(ii) cause the Company to incur  substantial  compliance  and other  costs;  and
(iii) prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

     Mortgage Lending Segment.

         General. HomeAmerican is a full-service mortgage lender originating mortgage loans primarily for MDC's home buyers and, to a lesser extent, for others on a "spot" basis through offices located in each of MDC's markets. As the principal originator of mortgage loans for MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding operations. MDC sells its homes to customers who finance their purchases through Federal Housing Administration ("FHA")-insured mortgage loans, Veterans Administration ("VA")-guaranteed mortgage loans and conventional mortgage loans.

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

         Mortgage loan origination volume is dependent on factors such as competition, the economy and interest rates. Lower interest rates allow additional first-time home buyers to enter the market and existing home owners to "move up" to larger new homes.

         Portfolio of Mortgage Loan Servicing. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. Servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican obtains the servicing rights related to the mortgage loans it and its correspondents originate. Certain mortgage loan servicing rights are sold "servicing released" (included with the sale of the corresponding mortgage loans). The servicing rights on mortgage loans not sold "servicing released" generally are sold in bulk at a later date.

         As a mortgage loan servicer, HomeAmerican generally is required to advance to the owner of the mortgage, mortgage payments on loans that are delinquent or in foreclosure. To the extent that these and other advances by HomeAmerican are not collected or reimbursed by the mortgage loan insurer or guarantor, HomeAmerican incurs losses, which in the past have not been material.

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 1995 consisted of 3,861 single-family loans, approximately 80% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates ranging from approximately 5.5% to 11.5% and averaging 7.7%. The underlying value of a servicing portfolio generally is determined based on the annual servicing fee rates applicable to the loans comprising the portfolio, which currently are .44% for FHA-insured/VA-guaranteed loans and .25% for conventional loans.

         Pipeline. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 1995 had aggregate principal balances of $131,289,000. Approximately 70% of the Pipeline at December 31, 1995 is anticipated to close during the first three months of 1996. If mortgage interest rates fall, in general, a smaller percentage of these loans will close.

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

         Competition. The mortgage industry is fragmented and highly competitive. In each of the areas in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources than HomeAmerican. Competition is based, among other factors, on pricing, loan terms, underwriting criteria and customer service.

     Asset Management Segment.

         In its asset management segment, FAMC advises, for a fee pursuant to management agreements, Asset Investors Corporation ("Asset Investors") and Commercial Assets, Inc. ("Commercial Assets") on various facets of each company's business and manages their day-to-day operations.

         Asset Investors generates income from (i) unrated credit-support bond classes backed by pools of non-conforming (non-agency guaranteed) single-family mortgage loans; and (ii) its ownership of approximately 27% of the shares of Commercial Assets. FAMC has a management agreement (the "Asset Investors
Management Agreement") with Asset Investors through 1996. The current Asset Investors Management Agreement (which has been renewed for one year each year since Asset Investors' inception in 1986) may be terminated by FAMC or by Asset Investors with or without cause at any time upon 60 days' written notice. FAMC, pursuant to the Asset Investors Management Agreement, receives compensation based on the level of invested assets and the financial performance of Asset Investors.

         Commercial Assets generates income from the acquisition and management of subordinated credit-support bonds backed by mortgage loans on multi-family properties. FAMC has a management agreement (the "Commercial Assets Management Agreement") with Commercial Assets through 1996. Pursuant to the Commercial
Assets Management  Agreement,  FAMC receives  compensation based on the level of
(i) Commercial Assets' financial performance; (ii) asset acquisitions; and (iii) invested assets. The Commercial Assets Management Agreement may be terminated by FAMC or by Commercial Assets with or without cause at any time upon 60 days' written notice.

     Employees.

         At December 31, 1995, MDC employed 1,043 persons. MDC considers its employee relations to be satisfactory.

Item 3.  Legal Proceedings.

     Expansive Soils Cases.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado<F1>. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado<F2> and by a homeowner in the Rock Creek development located in Boulder County, Colorado<F3>. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado<F4>. The complaints, each of which seek certification of a class action, purport to allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act, non-disclosure and a claim for exemplary damages. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has filed a response to each of the complaints and to initial discovery requests in the first filed case. The ultimate outcome of the cases is uncertain at this time; however, management does not believe that the outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have agreed to defend the Company in the cases subject to reservations of rights.

     Other.

         The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. Because of the nature of the homebuilding business, and in the ordinary course of the Company's operations, the Company from time to time may be subject to product liability claims, including claims similar to those discussed under the description of the Expansive Soils Cases, above. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No meetings of the Company's shareowners were held during the fourth quarter of 1995.

--------------------------
[FN]
<F1> Colescott, et al vs. Richmond Homes Limited, et al. in the District Court,
Douglas County,  State of Colorado,  Civil Action No. 94 CV 352, Division 2.
<F2> Moore vs. Richmond Homes Limited, et al. in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 321, Division 2.
<F3> Constantini vs. Richmond Homes Limited, et al. in the District Court,
Boulder County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.
<F4> Rodenburg vs. Richmond Homes Limited, et al. in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

                                     PART II

Item 5.  Market Price of Common Stock and Related Security Holder Matters.

         The shares of MDC Common Stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the quarterly periods indicated, the high and low sale prices of the shares of MDC Common Stock as reported on the Composite Tape.

                                                High                 Low

         1994
         First quarter..................     $  7.88             $  5.38
         Second quarter.................        6.00                5.00
         Third quarter..................        6.63                5.00
         Fourth quarter.................        5.38                4.50

         1995
         First quarter..................     $  5.88             $  4.88
         Second quarter.................        6.50                5.00
         Third quarter..................        8.13                6.13
         Fourth quarter.................        8.13                6.13

         The Company has declared dividends of three cents per share for each quarter in the year ended December 31, 1995 and two cents per share for each quarter in the year ended December 31, 1994. Prior to 1994, no dividends had been declared on the MDC Common Stock since 1988.

         In connection with the declaration and payment of dividends, as well as the purchase, redemption or other acquisition of shares of MDC Common Stock, the Company is required to comply with certain covenants contained in the Senior Notes indenture (the "Senior Notes Indenture"). The Senior Notes Indenture allows the Company to pay dividends on its Common Stock in an amount, on a cumulative basis, not to exceed 50% of its Consolidated Net Income, as defined, after December 31, 1993, subject to certain other adjustments such as the value of MDC Common Stock issued after such date. Pursuant to the Senior Notes Indenture, the Company had a permitted capacity of approximately $20,473,000 for the payment of dividends at December 31, 1995.

         On March 7, 1996, MDC had approximately 1,734 shareowners of record.

Item 6.   Selected Financial and Other Data.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (dollars in thousands, except per share amounts).

                                              SELECTED FINANCIAL DATA
                                                                  Year Ended December 31,
                                              1995           1994           1993          1992            1991
                                           -----------   -----------     ----------    -----------    -----------
INCOME STATEMENT DATA:
Revenues................................   $   865,856   $   817,245    $   634,323    $   480,177    $   380,938
                                           ===========   ===========    ===========    ===========    ===========

Operating profit (loss)
   Homebuilding.........................   $    33,018   $    44,464    $    22,496    $    17,561    $      (434)
   Mortgage lending.....................         9,288         6,951          7,508          9,230          2,695
   Asset management.....................         4,050         2,796          8,996          8,700         12,860
Net corporate expenses<F1>..............       (19,705)      (23,229)       (23,968)       (28,971)       (29,240)
                                           -----------   -----------    -----------    -----------    -----------
Income (loss) from operations before
   income taxes.........................   $    26,651   $    30,982    $    15,032    $     6,520    $   (14,119)
                                           ===========   ===========    ===========    ===========    ===========

Income (loss) from operations...........   $    17,250   $    19,255    $    10,056    $     4,765     $  (12,903)
   Primary per common share.............           .86           .94            .45            .22           (.62)
   Fully diluted per common share.......           .79           .87            .45            .22           (.62)

Net income<F2>..........................        17,250        19,255         25,879          3,852          1,906
   Primary per common share.............           .86           .94           1.16            .18            .09
   Fully diluted per common share.......           .79           .87           1.16            .18            .09

Weighted-average shares outstanding
   Primary..............................        20,124        20,406         22,340         21,850         20,985
   Fully diluted........................        23,918        24,021         22,340         21,850         20,985

Dividends per share.....................   $       .11    $      .06    $       - -     $      - -    $       - -


                                                                       December 31,
                                              1995           1994           1993           1992           1991
                                          ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
Assets:
   Housing completed or under
     construction.......................  $    265,205   $    280,319   $    201,023   $    132,752   $    105,736
   Land and land under development......       176,960        183,838        192,881        206,583        234,610


   Total assets.........................       634,811        664,571        653,366        602,597        614,527

Debt:
   Homebuilding:
     Lines of credit....................        43,490         62,332         24,645         28,688         36,694
     Notes payable......................        10,571         33,585         59,641         57,732         59,403
     Restructured Notes Payable<F3>.....           - -            - -          2,854        131,681        133,149

   Senior Notes<F3>.....................       187,525        187,352        187,199            - -            - -
   Subordinated notes<F3>...............        38,221         38,217         38,213         62,958         62,695

   Total debt...........................       305,334        348,280        345,676        325,835        350,776

Stockholders' Equity....................       205,033        192,295        175,854        164,182        160,488

Ratio of Debt to Stockholders' Equity...          1.49           1.81           1.97           1.98           2.19

                                       9

                                                                  Year Ended December 31,
                                              1995           1994           1993           1992           1991
                                          ------------   ------------   ------------   ------------   -----------
OPERATING DATA:
Homebuilding:
   Home sales revenues..................  $    827,448   $    784,453   $    587,887   $    417,190   $    316,229
   Homes sales, net (units).............         4,536          4,177          3,875          2,703          1,933
   Homes closed (units).................         4,570          4,200          3,344          2,414          1,782
   Backlog
     Units<F4>..........................         1,355          1,334          1,357            826            537
     Estimated sales value<F4>..........  $    243,000   $    241,900   $    250,530   $    142,800   $     97,400
   Average selling price per home.......  $      181.1   $      186.8   $      175.8   $      172.8   $      177.5
   Home gross margins...................         13.4%          15.4%          14.2%          14.9%          15.6%
   Inventory valuation reserves.........  $      3,677   $      4,000   $        - -   $        - -   $     11,000

Corporate General and Administrative
   Expenses.............................        13,478         15,132         14,890         18,108         19,121

Corporate and Homebuilding SG&A as a %
   of Home Sales Revenues...............         10.9%          11.3%          13.1%          15.1%          18.6%

EBITDA Computation:
   Income (loss) from continuing
     operations.........................  $     17,250   $     19,255   $     10,056   $      4,765      $ (12,903)
     Add:
       Income taxes.....................         9,401         11,727          4,976          1,755         (1,216)
       Corporate and homebuilding
         interest expense...............         7,773          9,454         11,454         13,359         12,905
       Interest in cost of sales........        28,397         26,548         19,810         21,386         17,536
       Other fixed charges..............         2,492          2,872          3,161          1,702          1,724
       Depreciation and amortization....        10,280         10,134          8,038          8,161          8,073
       Non-cash charges.................         3,677          4,800          4,120            (17)        16,671
                                          ------------   ------------   ------------   ------------   ------------
Total EBITDA............................  $     79,270   $     84,790   $     61,615   $     51,111   $     42,790
                                          ============   ============   ============   ============   ============

Fixed Charges Incurred..................  $     36,401   $     38,671   $     28,930   $     26,769   $     27,509

EBITDA/Fixed Charges....................          2.18           2.19           2.13           1.91           1.56
EBITDA/Interest Incurred................          2.34           2.37           2.42           2.06           1.68
----------

<F1>     Net corporate expenses represent,  among other items: (i) net gains and losses on investments and marketable securities; (ii) interest and dividend income; (iii) corporate general and administrative expense; and (iv) corporate and homebuilding interest expense.

<F2>     Includes  the  effects of  extraordinary  after-tax  gains on the early extinguishment of debt resulting principally from: (i) the retirement and repurchase of debt from use of a portion of the net proceeds of an offering in December 1993 of $190,000,000 principal amount of 11 1/8% Senior Notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% Convertible Subordinated Notes due 2005 (the "Convertible Subordinated Notes") (collectively, the "1993 Offering") which increased net income by $15,823,000 in 1993; (ii) the repurchase by the Company of $21,850,000 principal amount of the Company's senior subordinated and subordinated notes in 1991; and (iii) certain other debt extinguishments in 1992 and 1991. Also includes in 1992 the cumulative effect, to January 1, 1992, of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

<F3>     All of the Company's  notes which had been  restructured  prior to 1991 from senior subordinated and subordinated notes (the "Restructured Notes Payable") were retired for $100,701,000 with a portion of the net proceeds from the 1993 Offering. A portion of the net proceeds also was used in 1993 to redeem $51,816,000 principal amount of the Company's 11 1/4% senior subordinated notes at par.

<F4>     At end of period.

                                      10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

Consolidated Results.

         1995 Compared With 1994. MDC's revenues increased 6% for 1995 compared with 1994 primarily as a result of a 9% increase in home closings which more than offset a $5,700 decrease in the average selling price per housing unit. MDC's 1995 revenues of $865,856,000 represent the highest level of revenues in the Company's history.

         Income before income taxes was lower for 1995 compared with 1994 primarily as a result of lower homebuilding segment operating profits, partially offset by higher mortgage lending and asset management segment operating profits, lower corporate and homebuilding interest expense and lower corporate general and administrative expenses. The reduction in homebuilding operating profits primarily resulted from a 13% decline in Home Gross Margins. The decline in Home Gross Margins largely was due to increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995, and increased competition in MDC's homebuilding markets.

         During 1995, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. MDC reduced its homebuilding inventories significantly in 1995. Land and land under development inventories were $6,878,000 and $15,921,000, respectively, lower than the levels at December 31, 1994 and 1993. Land and land under development inventories at December 31, 1995 represented 21.4% of 1995 home sales revenues, the lowest ratio of land to home sales revenues in more than twelve years. The Company also reduced the level of its investment in unsold homes under construction to approximately $95,000,000 at December 31, 1995, an 18% improvement from the level of unsold homes under construction at December 31, 1994. In addition, the Company reduced its aggregate indebtedness in 1995 to $305,344,000, a reduction of 12%, from year-end 1994, and the lowest year-end debt level since 1984. All of these improvements contributed to a reduction in the Company's debt-to-equity ratio at December 31, 1995 to 1.49 to 1, its lowest year-end level since 1979.

         1994 Compared With 1993. MDC's revenues increased during 1994 compared with 1993 primarily as a result of a 26% increase in home closings and an $11,000 higher average selling price per housing unit.

         The Company's income before income taxes and extraordinary gains increased in 1994 compared with 1993 due principally to (i) increased homebuilding segment operating profits from significantly higher home closings and higher Home Gross Margins; and (ii) lower corporate and homebuilding interest expense. These positive income effects partially were offset by lower operating profit from the asset management segment resulting primarily from lower mortgage interest rates in 1993 that enabled the Company to sell certain of its mortgage-related assets at a profit in 1993.

         During 1993, the Company recognized net extraordinary gains of $15,823,000, net of income taxes of $9,967,000, substantially all of which resulted from the early extinguishment of the Restructured Notes Payable with a portion of the net proceeds received in the 1993 Offering. No extraordinary gains or losses were recognized by the Company in 1994.

Impact of Mortgage Interest Rates.

         The Company's homebuilding and mortgage lending operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates (i) may reduce the demand for homes and home mortgages; and (ii) generally will reduce home mortgage refinancing activity.

         In October 1993, home mortgage interest rates reached their lowest levels in 25 years, dropping to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to December 1994, home mortgage interest rates increased to as high as 9.25%. During this period of rising interest rates, the Company experienced a general weakening in demand for new homes in most of its markets. This weakened demand, along with a general buildup in unsold homes under construction by the Company and other homebuilders, adversely affected the Company's home sales and Home Gross Margins in 1995, particularly in the first quarter. Since December 1994, home mortgage interest rates generally declined to 7.2% in December 1995 and to as low as 6.9% in February 1996. The decline during 1995 and early 1996, among other things, led to improved home sales levels in the last three quarters of 1995 and the first two months of 1996 compared with the same periods in the prior year. However, Home Gross Margins have not recovered as quickly, as the Company and other homebuilders in the Company's markets have continued to offer increased incentives to sell homes, especially unsold homes under construction.

         Mortgage interest rates have recently increased to 8%. The Company is unable to predict the extent to which recent or future increases in home mortgage rates will affect adversely the Company's operating activities and results of operations.

Homebuilding Segment.

         The table below sets forth certain information with respect to the Company's homebuilding segment during each of the periods presented and at the end of such periods (dollars in thousands).

                                                       Year Ended December 31,
                                                  1995          1994          1993
                                              -----------   -----------   -----------
Home sales revenues.........................  $   827,448   $   784,453   $   587,887
Operating profit............................       33,018        44,464        22,496
Average selling price per housing unit......        181.1         186.8         175.8
Home Gross Margins..........................        13.4%         15.4%         14.2%

Homes (units)
   Sales contracted, net
     Colorado...............................        1,939         1,837         1,895
     Mid-Atlantic...........................          996         1,048         1,132
     California.............................          770           567           381
     Arizona................................          779           614           338
     Nevada.................................           52           111           129
                                              -----------   -----------   -----------

       Total................................        4,536         4,177         3,875
                                              ===========   ===========   ===========

   Closed and delivered
     Colorado...............................        1,891         1,887         1,708
     Mid-Atlantic...........................        1,058         1,136           904
     California.............................          751           564           331
     Arizona................................          802           504           239
     Nevada.................................           68           109           162
                                              -----------   -----------   -----------

       Total................................        4,570         4,200         3,344
                                              ===========   ===========   ===========

                                                            December 31,
                                                  1995          1994          1993
                                              -----------   -----------   -----------
Backlog
   Units
     Colorado...............................          658           610           660
     Mid-Atlantic...........................          275           337           425
     California.............................          175           101            98
     Arizona................................          234           257           147
     Nevada.................................           13            29            27
                                              -----------   -----------   -----------
       Total................................        1,355         1,334         1,357
                                              ===========   ===========   ===========

   Estimated sales value....................  $   243,000   $   241,900   $   250,530
                                              ===========   ===========   ===========

Active Subdivisions
     Colorado...............................           49            53            49
     Mid-Atlantic...........................           48            41            23
     California.............................           23            21            14
     Arizona................................           22            16             6
     Nevada.................................            2             4             3
                                              -----------   -----------   -----------

       Total................................          144           135            95
                                              ===========   ===========   ===========

     Homebuilding Activities - 1995 Compared With 1994.

         Home Sales Revenues, Home Sales and Homes Closed and Delivered. Home sales revenues increased in 1995 compared with 1994 primarily as a result of increases in home closings, partially offset by an overall decrease in the average selling price per home closed, as discussed below. Home sales and closings increased in 1995 in (i) Arizona, primarily due to a significant expansion of the Company's operations in Phoenix where the Company has increased the number of active subdivisions to 16 at December 31, 1995 from nine at December 31, 1994;

(ii) California, primarily due to the Company's acquisition and opening of several new subdivisions in Southern California after December 31, 1994 and the July 1995 acquisition of five active subdivisions in Paloma del Sol, a master-planned community in the city of Temecula, Riverside County; and (iii) Colorado due to, among other things, efforts to reduce the level of unsold homes under construction and a continuing emphasis on offering more affordable homes.

         In its Mid-Atlantic market, the Company experienced lower home sales and closings per active subdivision in 1995 compared with 1994. The impact of lower home sales per active subdivision was partially offset by an increase in the number of the Company's active subdivisions in that market at December 31, 1995 compared with December 31, 1994. The lower home sales and closing levels per active subdivision were primarily the result of the Mid-Atlantic market, overall, experiencing (i) an increase in active subdivisions due to aggressive competition in this market; (ii) reduced consumer confidence due to reductions in the number of federal employees and government shutdowns, and the potential for further reductions in the number of federal employees as a result of deficit reduction plans; and (iii) a decline in total market home sales.

         The Company's home sales in January and February 1996 increased by 38% (61% in February alone) to a total of 1,045 homes, compared with sales of 757 homes in the same two-month period in 1995. The Company is unable to predict if this trend of higher comparable sales from 1996 compared with 1995 will continue in the future, particularly in view of recent increases in mortgage interest rates.

         Average Selling Price Per Housing Unit. The decrease in the average selling price per housing unit in 1995 compared with 1994 is the result of management's decision to increase the Company's emphasis on lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategic change in market mix resulted in lower average sales prices compared with prices in 1994 (i) in Colorado, Maryland and Tucson; and
(ii) beginning in the third quarter of 1995, in Southern California as the Company began offering homes ranging in price from $105,000 to $170,000 in the Riverside County subdivisions acquired in July 1995. The Company anticipates that its average selling price will be lower in 1996 than in 1995.

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") decreased to 13.4% in 1995 from 15.4% in 1994. This decline was due to (i) increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995; (ii) increased incentives used to reduce the Company's inventory of unsold homes under construction; and (iii) increased competition in MDC's homebuilding markets. Based on its estimated Home Gross Margins in Backlog at December 31, 1995, the Company believes that its average Home Gross Margins in the first quarter of 1996 will be comparable to the Company's average achieved in the year ended December 31, 1995. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials have affected adversely, and may affect adversely in the future, Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices.

         Inventory Valuation Reserves. Operating results during the year ended December 31, 1995 were impacted adversely by $3,677,000 in net realizable value adjustments. The adjustments primarily were related to certain under-performing projects in California, Arizona and the Mid-Atlantic region.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $49,938,000 for 1995, compared with $44,588,000 for 1994. The increases reflect the impact of significant additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations. Additionally, the Company has increased its marketing efforts in its markets to stimulate sales.

         General and Administrative. General and administrative expenses totalled $26,694,000 in 1995 compared with $29,215,000 for 1994. General and administrative expenses as a percentage of home sales revenues decreased to 3.2% in 1995, compared with 3.7% in 1994 as the Company was able to deliver more homes in 1995 with a reduced level of overhead.

     Homebuilding Activities - 1994 Compared With 1993.

         Home Sales Revenues, Home Sales and Homes Closed and Delivered. Home sales revenues for 1994 were 33% higher than home sales revenues for 1993. This increase primarily was the result of increases in home closings in (i) Colorado, due to strong market conditions resulting from low interest rates in the second half of 1993 and the first quarter of 1994; (ii) Arizona, due to a significant expansion of the Company's operations, and continued strong demand for homes, in the Tucson and Phoenix markets; (iii) California, due to the Company's acquisition and opening of several new subdivisions, particularly in Southern California; and (iv) the Company's Mid-Atlantic market, due to improved market conditions in the first quarter of 1994 and an increase in the number of active subdivisions. The Company also realized an $11,000 increase in the average selling price per housing unit.

         Sales increased in the year ended December 31, 1994 compared with 1993 in (i) Arizona (an increase of 82%) due to improved market conditions and an expansion of the Company's operations in the Phoenix and Tucson markets; and
(ii) California (an increase of 49%) due to an expansion of the Company's operations in Northern California and the Company's re-entry into the Southern California market which began in the second half of 1993 and continued through 1994. Sales declined in the year ended December 31, 1994 compared with 1993 in
(i) Colorado (a decline of 3%) as, among other things, new competitors entered the market and increased mortgage interest rates during the last three quarters of 1994 affected adversely the demand for new homes; and (ii) the Mid-Atlantic region (a decline of 7%) due to an overall slowing in this market which began in the second quarter of 1994 (the overall Mid-Atlantic market declined by approximately 10% in 1994 compared with 1993).

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

         Home Gross Margins. The Company achieved higher Home Gross Margins in 1994 compared with 1993 in its Colorado, Southern California and Arizona markets primarily due to improved market conditions primarily resulting from lower interest rates. Home Gross Margins also were higher in the Company's Mid-Atlantic market in 1994 compared with 1993 due to improved market conditions through the first quarter of 1994 combined with home closings from a more profitable mix of subdivisions in 1994 compared with 1993. The increases partially were offset by lower Home Gross Margins in Northern California as the Company's profitability in this area was affected adversely by softness in consumer demand for new homes. To a substantially lesser extent, Home Gross Margins also were impacted negatively by builder competition in Nevada.

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

         Marketing. Marketing expenses totalled $44,588,000 for 1994 compared with $34,820,000 for 1993. This 28% increase during 1994 principally was due to the 33% increase in home sales revenue and expanded operations in all of the Company's major regions.

         General and Administrative. General and administrative expenses totalled $29,215,000 during 1994 compared with $27,497,000 in 1993. General and administrative expenses during 1993 were affected adversely by non-recurring charges totalling approximately $2,500,000. While general and administrative expenses increased in the aggregate primarily due to salary expense for the additional personnel needed for the Company's expanded operations, general and administrative expenses as a percentage of home sales revenues decreased to 3.7% for 1994 compared with 4.7% in 1993 because the Company was able to deliver more homes without a proportionate increase in overhead.

     Land Sales.

         Revenue from land sales totalled $10,396,000, $8,296,000 and $7,441,000, respectively, for the years 1995, 1994 and 1993. The land sales primarily were in Colorado and, to a lesser extent, in California. Gross profits (losses) from these land sales were $220,000, $319,000 and $(423,000), respectively, for the years 1995, 1994 and 1993.

         Included in the 1995 land sales was a sale of 45 acres of inactive land in its Rock Creek Ranch development in Colorado ("Rock Creek") for approximately $4,400,000, which was approximately equal to its book value. In accordance with the development plans of the metropolitan districts serving Rock Creek, the purchaser pre-paid approximately $3,400,000 of development fees to these districts. In connection with the sale, the purchaser acquired an option from the Company for the purchase of two adjacent parcels also served by the districts.

     Land Inventory.

         The table below shows (in thousands) the carrying value of MDC's land and land under development in each of its homebuilding markets at December 31, 1995, 1994 and 1993.

                                                  1995          1994        1993
                                              -----------   -----------  -----------
Finished or currently under development
   (active)
     Colorado...............................  $    34,331   $    43,976  $    37,560
     Mid-Atlantic...........................       47,247        29,076       33,103
     California.............................       26,694        30,613       27,097
     Arizona................................       20,586        23,461        4,157
     Nevada.................................        4,559         6,766        6,605
                                              -----------   -----------  -----------
         Total..............................      133,417       133,892      108,522
Held for future development or sale
   (inactive)*..............................       43,543        49,946       84,359
                                              -----------   -----------  -----------
         Total..............................  $   176,960   $   183,838  $   192,881
                                              ===========   ===========  ===========

Inactive land as a percentage of total land.          25%           27%          44%
                                              ===========   ===========  ===========
Land as a percentage of home sales revenue..          21%           23%          33%
                                              ===========   ===========  ===========

           *The substantial majority of the inactive land held for future development or sale consists of unfinished lots located in Colorado. The majority of such lots are in close proximity to existing active projects.

         The Company's net income, cash flow and returns on assets and stockholders' equity are affected adversely by the carrying costs (e.g., interest and property taxes) associated with land inventories held for future development or sale (inactive land inventories) and because the inventories do not earn any return. The decreases in inactive land inventories are due to the commencement of development and construction activity in certain subdivisions as well as land sales or other dispositions.

         Carrying costs on inactive land inventories are expensed, not capitalized. The Company is actively pursuing opportunities to further reduce, through sales, homebuilding activities, or other means, its inactive land inventories.

Mortgage Lending Segment.

         The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Gains from sales of mortgage servicing
     Bulk............................................   $    6,374    $    5,785    $    3,422
     Other...........................................        1,962           985           813
Net interest income..................................        3,281         2,703         3,138
Origination fees.....................................        5,258         4,671         6,171
Gains (losses) on sales of mortgage loans............       (1,293)         (585)        2,864
Mortgage servicing and other.........................        1,846         2,097         1,686
General and administrative expenses..................       (8,140)       (8,705)      (10,586)
                                                        ----------    ----------    ----------

Operating profit.....................................   $    9,288    $    6,951    $    7,508
                                                        ==========    ==========    ==========

Principal amount of originations and purchases:
     MDC home buyers.................................   $  413,525    $  323,079    $  308,230
     Spot............................................       36,200        69,037       248,757
     Correspondent...................................       63,051        64,365       150,341
                                                        ----------    ----------    ----------

         Total.......................................   $  512,776    $  456,481    $  707,328
                                                        ==========    ==========    ==========

         The table below sets forth certain information regarding HomeAmerican's portfolio of mortgage loans serviced (in thousands).

                                                                  Year Ended December 31,
                                                              1995          1994          1993
                                                           ---------     ---------     ----------
   Beginning Servicing Portfolio........................   $  569,063    $  653,331    $  437,220
        Servicing retained on loans originated..........      449,725       392,116       556,987
        Purchases from correspondents...................       63,051        64,365       150,341
        Bulk servicing sales............................     (417,075)     (427,340)     (287,669)
        Loan sales "servicing released".................     (141,174)      (80,884)      (77,846)
        Loan principal payments and other...............      (36,779)      (32,525)     (125,702)
                                                           -----------   ----------    ----------

    Ending Servicing Portfolio..........................   $  486,811    $  569,063    $  653,331
                                                           ==========    ==========    ==========

                                                                       December 31,
                                                              1995          1994          1993
                                                           ---------     ---------     -------

   Composition of Servicing Portfolio:
        FHA insured/VA guaranteed.......................   $   85,002    $  203,991    $  373,716
        Conventional....................................      401,809       365,072       279,615
                                                           ----------    ----------    ----------

   Total Servicing Portfolio............................   $  486,811    $  569,063    $  653,331
                                                           ==========    ==========    ==========

   Portfolio of Servicing Held for Sale.................   $  429,328    $  506,098    $  574,088
                                                           ==========    ==========    ==========

         1995 Compared With 1994. HomeAmerican's loan originations and purchases increased by 12% in 1995 compared with 1994 primarily due to an increase in the Company's home closings and an increase in the percentage of mortgage originations for buyers of the Company's homes, partially offset by a 48% decrease in the dollar amount of spot originations. HomeAmerican originated mortgages for 61% of MDC's home buyers in 1995 compared with 52% in 1994. HomeAmerican continues to benefit from the Company's home sales growth as MDC home buyers were the source of more than 80% of the principal amount of mortgage loans originated or purchased by HomeAmerican in 1995. By originating a mortgage loan for an MDC home buyer, the Company is able to recover a portion of the cost of the incentives provided by the Company to its home buyers through the future sale of the related mortgage servicing. During late 1995, HomeAmerican opened an origination facility in Southern California, and in February 1996, HomeAmerican opened an origination facility in Las Vegas, both of which positively will affect the percentage of HomeAmerican's originations for MDC's home buyers in 1996.

         Spot and correspondent originations mainly result from refinancings. Increased mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995, significantly decreased refinancing activity market-wide and resulted in a decrease in the Company's spot and correspondent originations in 1995 compared with 1994. However, during the second half of 1995, spot and correspondent originations and purchases increased compared with the same period in 1994, as interest rates in the second half of 1995 averaged approximately 131 basis points lower than in the second half of 1994.

         HomeAmerican's operating profit in 1995 was higher than in 1994 principally due to gains from sales of mortgage servicing totalling $8,336,000 in 1995 compared with gains totalling $6,770,000 in 1994. The Company sold approximately the same principal amount of servicing in 1995 as in 1994, but received approximately 10% more revenues on the sales in 1995 than in 1994 as, among other things, stronger market demand for mortgage servicing during 1995 resulted in more favorable prices than in 1994. Gains from mortgage servicing sales other than bulk sales comprised a larger percentage of total gains (24% for 1995 compared with 15% for 1994) primarily due to increased originations and purchases of adjustable rate mortgages, which generally are sold "servicing released."

         1994 Compared With 1993. HomeAmerican's loan originations and purchases decreased by 35% in 1994 compared with 1993 primarily due to increased mortgage interest rates which resulted in lower mortgage loan originations market wide. The decrease partially was offset by a 5% increase in the dollar amount of originations for MDC's home buyers principally due to increased closings by MDC's homebuilding segment. HomeAmerican originated mortgages for 52% of MDC's home buyers in 1994 compared with 63% in 1993. The decline in the percentage of mortgages originated for MDC's home buyers was the result of, among other things, increased competition for mortgage loan originations and increases in closings in Southern California where HomeAmerican did not have an origination facility.

         HomeAmerican's operating profit of $6,951,000 during 1994 was lower than the operating profit of $7,508,000 for 1993 principally due to losses from sales of mortgage loans totalling $585,000 in 1994 (when mortgage rates were increasing) compared with gains totalling $2,864,000 in 1993 (when mortgage rates were decreasing), partially offset by higher gains from bulk sales of mortgage servicing in 1994. While loan origination fees were lower in 1994 compared with 1993, this reduction was offset by a decrease in general and administrative expenses as HomeAmerican was able to reduce its general and administrative costs in response to the decline in its mortgage lending operations.

Asset Management Segment.

         The table below summarizes the results of the asset management segment operations during each of the periods presented (in thousands).

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                       -----------   -----------   -----------
Revenues
     Management fees and other.......................  $     5,299   $     5,509   $     5,073
     Gains on sales of mortgage-related assets.......          734           295         7,505
     Interest revenues...............................          356           441         2,831
                                                       -----------   -----------   -----------
                                                             6,389         6,245        15,409
                                                       -----------   -----------   -----------
Expenses
     General and administrative......................        2,339         3,449         2,948
     Equity in losses of mortgage-related assets.....          - -           - -         3,100
     Interest expense................................          - -           - -           365
                                                       -----------   -----------   -----------
                                                             2,339         3,449         6,413
                                                       -----------   -----------   -----------
     Operating profit................................  $     4,050   $     2,796   $     8,996
                                                       ===========   ===========   ===========

         During the three years ended December 31, 1995, the Company has experienced a significant decrease in the amount of assets in its asset management segment primarily from (i) refinancing of mortgages by homeowners;
(ii) the sale by the Company of mortgage-related assets; (iii) writedowns of mortgage-related assets due to prepayments; and (iv) certain investments reaching the end of their economic lives. As a result, future income from the asset management segment primarily will be dependent on management fees earned by FAMC from two publicly traded REITs, net of general and administrative costs. FAMC earned management fees from the REITs totalling $3,324,000, $2,780,000 and $2,180,000, respectively, in the years ending December 31, 1995, 1994 and 1993. See Note A - Summary of Significant Accounting Policies - Asset Management to the Company's Consolidated Financial Statements.

         At December 31, 1995, FAMC had approximately $150 million in assets under management for the REITs.

Other Operating Results.

         Interest Expense. Corporate and homebuilding interest incurred decreased by 5% to $33,909,000 in 1995 compared with $35,799,000 in 1994 primarily due to (i) lower average effective interest rates with respect to the Company's variable-rate bank lines of credit and project loans resulting from a decrease in the prime rate in 1995; and (ii) lower levels of borrowings resulting from the Company's reduction in homebuilding inventories and the increased usage of internally generated funds. Corporate and homebuilding interest incurred increased by 40% to $35,799,000 for 1994 compared with $25,505,000 for 1993 due to (i) higher average effective interest rates associated with the 11 1/8% Senior Notes due 2003 (in part due to the repayment, in December 1993 and January 1994, of $132,496,000 of Restructured Notes Payable for approximately $100,701,000) compared with the debt outstanding for 1993;
(ii) higher average effective interest rates with respect to the Company's variable-rate bank lines of credit and project loans due to an increase in the prime rate in 1994; and (iii) higher levels of borrowings resulting from the Company's expanded homebuilding operations.

         The portion of corporate and homebuilding interest which was capitalized (the Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction) during 1995 totalled $26,136,000 compared with $26,345,000 and $14,051,000, respectively, during 1994 and 1993. The increase in interest capitalized for 1994 compared with 1993 primarily was due to (i) increased levels of active homebuilding inventories resulting from expanded operations; and (ii) higher capitalization rates resulting from higher average effective interest rates on the Company's debt, particularly with respect to Colorado.

         Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $7,773,000 for 1995 compared with $9,454,000 and $11,454,000, respectively, for 1994 and 1993. In addition to the factors discussed above, the declines in interest expense were attributable to the decreases in inactive land inventories.

         For a reconciliation of interest incurred, capitalized and expensed, see Note H to the Company's Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $13,478,000 for 1995 compared with $15,132,000 and $14,890,000, respectively, for 1994 and 1993. The 11% decrease in 1995 compared with 1994 primarily was due to a reduction in insurance, legal expenses and professional fees, partially offset by an increase in salary expense and financing costs associated with the Company's expanded operations in 1995.

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

         MDC's overall effective income tax rates of 35.3%, 37.9% and 36.6%, respectively, for 1995, 1994, and 1993, differed from the federal statutory rate of 35% primarily due to, among other things, (i) the impact of state income taxes; (ii) the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, adjustments of prior years' income taxes.

         At December 31, 1995, the Company had a net deferred tax asset of $13,730,000, net of a valuation allowance of $3,000,000. Given present economic trends, particularly in the homebuilding industry, as evidenced by recent improvements in the Company's results of operations, management believes the net deferred tax asset to be recoverable from future earnings. The valuation allowance has been provided to offset the related deferred income tax assets due to the uncertainty of realizing the benefit of certain future tax deductions. See Note I to the Company's Consolidated Financial Statements.

         In April 1995, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the IRS examinations of (i) the MDC Consolidated
Returns for the years 1984 and 1985; and (ii) the Richmond Homes Consolidated Returns for the years 1989 and 1990. These agreements had no material impact upon the Company's financial position or results of operations.

         The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for any additional income taxes and interest which may result from the proposed adjustments.

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

Capital Resources.

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded Senior Notes and subordinated notes due primarily in 2003 and 2005, respectively; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements.

         The Company's debt to equity ratio improved to 1.49 to 1 at December 31, 1995 compared with 1.97 to 1 at December 31, 1993 and 1.81 to 1 at December 31, 1994. The improvement is primarily a result of (i) the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity to $205,033,000 at December 31, 1995; and (ii) the use of internally generated cash flow to reduce debt.

         Based upon its current business plan, MDC anticipates the acquisition of various parcels of finished lots and partially developed land for use in its future homebuilding operations during 1996. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to "rolling" options entered into in prior periods and under new "rolling" options. The use of "rolling" options lessens the Company's land-related risk and improves liquidity.

         Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere herein, in particular, changes in interest rates.

Lines of Credit and Notes Payable.

         Homebuilding. MDC's homebuilding bank line of credit facilities at December 31, 1995 were $158,149,000 in the aggregate, a substantial increase over the $65,000,000 of similar facilities at December 31, 1993. Agreements governing significant portions of the present facilities were entered into during 1994 and 1995, and generally provide for final maturities from four to five years, including scheduled term-out periods (although the term-out periods may commence earlier under certain circumstances). The Company has expanded its bank lines of credit to, among other things, reduce the levels of its secured project financing, the cost of which is generally higher than the cost of bank lines of credit. Borrowings under the bank lines of credit are collateralized by homebuilding inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At December 31, 1995, $43,490,000 was borrowed and an additional $112,693,000 was collateralized and available to be borrowed under the bank lines of credit.

         In 1995, the Company modified and extended $105,000,000 in bank line of credit facilities. The modified agreements include, among other things, lower interest margins, lower fees and extensions of the final maturities.

         Mortgage Lending. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis or pursuant to mortgage loan sale commitments. During 1995, 1994 and 1993, HomeAmerican sold $504,109,000, $480,485,000 and $695,635,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         The aggregate amount available under the Mortgage Line at December 31, 1995 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1995, $21,990,000 was borrowed and an additional $16,580,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

         General. The Company's lines of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

Consolidated Cash Flow.

         During 1995, the Company generated $28,687,000 in cash from operating activities. The Company used this cash, other internally generated funds and $22,769,000 of cash on hand to pay down lines of credit and notes payable by $46,639,000 and to repurchase, for $5,466,000, 865,600 shares of MDC Common Stock (at prices ranging from $5.88 to $6.50). The stock repurchases were made pursuant to an announced program to repurchase up to 1,100,000 shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Subordinated Notes.

         MDC used $19,439,000 of cash in 1994 principally due to increases in homebuilding inventories as a result of significantly increased levels of homebuilding activity, offset partially by a reduction in mortgage loans held in inventory and net increases in debt (primarily lines of credit) necessary to finance the substantial increases in homebuilding activities.

         In 1993, cash generated of $1,975,000 principally was due to net cash provided by (i) net proceeds from borrowings in excess of payments made on notes; (ii) increases in accounts payable and accrued expenses; and (iii) proceeds from Investments and Marketable Securities, which was partially offset by cash used to increase homebuilding inventories and mortgage loans held in inventory and to repurchase MDC Common Stock.

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

              ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 in the first quarter of 1996 is not anticipated to have a material impact on the results of operations or financial position of the Company upon adoption.

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). The Company's adoption of SFAS 122 in the first quarter of 1996 is not anticipated to have a material adverse impact on the results of operations or financial position of the Company upon adoption.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. The statement allows companies to continue to use the intrinsic value based approach, supplemented by footnote disclosure of the pro forma net income and earnings per share of the fair value based approach. The Company intends to follow this latter method and, as a result, adoption of this pronouncement in 1996 will have no effect on the Company's financial statements.

                                    OTHER

Forward-Looking Statements.

         Certain statements in this Form 10-K Annual Report, the Company's Summary Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) unanticipated demographic changes; (vi) shortages of labor; (vii) weather related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation including environmental laws; and (xi) other factors over which the Company has little or no control.

Proposed Tax Plans.

         Congressional considerations of major reform to the federal tax system have been increasing over the past year. Proposed tax plans currently being sponsored by various members of Congress, include variations of a consumption tax (sales tax) and flat tax. Under the current tax system, deductions are allowed for mortgage interest and property taxes. Tax reform may reduce or eliminate these deductions. The likelihood of major tax reform and the impact such reform would have on, among other things (i) the demand for, and the value of, new as well as existing homes; and (ii) the Company's financial position or results of operations, are not determinable.

Reorganization of FAMC.

         In March 1996, M.D.C. Holdings, Inc.("Holdings"), Mr. Spencer I. Browne (previously President, Co-Chief Operating Officer and a director of Holdings), M.D.C. Residual Holdings, Inc., a wholly owned subsidiary of Holdings
("Residual"), and Financial Asset Management Corporation ("Management Corporation") entered into an agreement (the "Agreement") effective as of April 1, 1996, pursuant to which Mr. Browne, Residual and Management Corporation formed FAMC. Mr. Browne owns 20% of FAMC, and Management Company and Residual own the remaining 80% of FAMC.

         Pursuant to the Agreement, (i) Mr. Browne resigned as President, Co-Chief Operating Officer and a director of Holdings; (ii) Mr. Browne and
Holdings  entered into an employment  agreement  (the  "Employment  Agreement");
(iii) Mr. Browne was appointed President and Chief Executive Officer of FAMC; and (iv) FAMC assumed Management Corporation's business operations of managing Asset Investors and Commercial Assets and performing certain other asset management functions.

         Also pursuant to the Agreement, Mr. Browne sold 473,142 shares of Holdings' Common Stock to the Company for $7.125 per share for a total of $3,371,137. A portion of the proceeds of this sale was used by Mr. Browne to repay all outstanding principal and interest borrowed from the Company pursuant to a Company option purchase program.

         Mr. Browne acquired his 20% interest from FAMC by contributing to FAMC $400,000 cash and a $2,100,000 promissory note (the "Promissory Note"). The Promissory Note (i) has a maturity date of December 31, 1998; (ii) bears interest at Holdings' corporate borrowing rate (not to exceed 13% per annum);
(iii) requires principal payments on April 1 of each year as specified in the Promissory Note; and (iv) is secured by a pledge of Mr. Browne's interest in FAMC.

         The Agreement further provides that from January 1, 1997 through December 31, 1998, Mr. Browne shall have the right to cause FAMC to purchase his interest in FAMC at the "Put/Call Price" as defined below. Similarly, at all times on and after January 1, 1997, FAMC shall have the right to purchase Mr. Browne's interest in FAMC at the Put/Call Price. The Put/Call Price shall equal the amount paid by Mr. Browne for his interest in FAMC increased by Mr. Browne's share of FAMC's earnings subsequent to March 31, 1996 and decreased by (i) Mr. Browne's share of FAMC's losses during the same period; (ii) all distributions to Mr. Browne in respect of his interest in FAMC during the same period; and
(iii) the outstanding principal amount of, and accrued interest on, the Promissory Note described above.

         The Employment Agreement provides that Mr. Browne remains an employee of Holdings. The term of the Employment Agreement is April 1, 1996 through December 31, 1998, unless terminated earlier, subject to annual renewals thereafter. The Employment Agreement provides (i) for Mr. Browne's compensation in the form of a base salary, annual incentive compensation primarily based on FAMC's pre-tax net income, subject to an annual limitation, and certain fringe benefits; (ii) severance payments in the event Mr. Browne's employment with the Company is terminated; and (iii) certain benefits in the event of a "change in control" as defined in the Employment Agreement.

ITEM 8.  Financial Statements.

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          Page
                                                                          ----
Consolidated Financial Statements:
   Report of Independent Accountants ................................      F-2
   Consolidated Balance Sheets as of December 31, 1995
       and December 31, 1994.........................................      F-3
   Consolidated Statements of Income for the
       Three Years Ended December 31, 1995...........................      F-5
   Consolidated Statements of Stockholders' Equity for the
       Three Years Ended December 31, 1995...........................      F-6
   Consolidated Statements of Cash Flows for the
       Three Years Ended December 31, 1995...........................      F-7
   Notes to Consolidated Financial Statements........................      F-9

                      REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREOWNERS OF
M.D.C. HOLDINGS, INC.



         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Los Angeles, California

February 20, 1996

                               M.D.C. HOLDINGS, INC.
                            Consolidated Balance Sheets
                                  (In thousands)

                                                                               December 31,
                                                                            1995          1994
                                                                         -----------   -----------
ASSETS
Corporate
   Cash and cash equivalents...........................................  $    10,290   $    31,210
   Property and equipment, net.........................................        9,550         9,962
   Deferred income taxes...............................................       13,730        11,944
   Deferred issue costs, net...........................................        9,931        10,621
   Other assets, net...................................................        3,830         3,270
                                                                         -----------   -----------
                                                                              47,331        67,007
                                                                         -----------   -----------
Homebuilding
   Cash and cash equivalents...........................................        5,096        10,162
   Home sales and other accounts receivable............................       26,192        12,508
   Investments and marketable securities, net..........................        6,481         6,089
   Inventories, net
     Housing completed or under construction...........................      265,205       280,319
     Land and land under development...................................      176,960       183,838
   Prepaid expenses and other assets, net..............................       42,111        43,975
                                                                         -----------   -----------
                                                                             522,045       536,891
                                                                         -----------   -----------
Mortgage Lending
   Cash and cash equivalents...........................................        4,888         1,607
   Restricted cash.....................................................          - -         2,650
   Accrued interest and other assets, net..............................        1,145         1,447
   Mortgage loans held in inventory, net...............................       53,153        44,368
                                                                         -----------   -----------
                                                                              59,186        50,072
                                                                         -----------   -----------
Asset Management
   Cash and cash equivalents...........................................          521           585
   Mortgage Collateral, net of mortgage-backed bonds, and related
     assets and liabilities............................................        3,744         3,700
   Other loans and assets, net.........................................        1,984         6,316
                                                                         -----------   -----------
                                                                               6,249        10,601
                                                                         -----------   -----------
         Total Assets..................................................  $   634,811   $   664,571
                                                                         ===========   ===========

               See notes to consolidated financial statements.
                                      F-3

                               M.D.C. HOLDINGS, INC.
                           Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                               December 31,
                                                                            1995          1994
                                                                         -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses...............................  $    18,892   $    34,981
   Income taxes payable................................................       11,930        11,166
   Notes payable.......................................................        3,537         3,583
   Senior Notes, net...................................................      187,525       187,352
   Subordinated notes, net.............................................       38,221        38,217
                                                                         -----------   -----------
                                                                             260,105       275,299
                                                                         -----------   -----------
Homebuilding
   Accounts payable and accrued expenses...............................       82,164        75,399
   Lines of credit.....................................................       43,490        62,332
   Notes payable.......................................................       10,571        33,585
                                                                         -----------   -----------
                                                                             136,225       171,316
                                                                         -----------   -----------
Mortgage Lending
   Accounts payable and accrued expenses...............................       11,458         2,450
   Line of credit......................................................       21,990        23,211
                                                                         -----------   -----------
                                                                              33,448        25,661
                                                                         -----------   -----------
         Total Liabilities.............................................      429,778       472,276
                                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES I, K
   AND M)..............................................................          - -           - -
                                                                         -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued............................................................          - -           - -
   Common Stock, $.01 par value; 100,000,000 shares authorized;
     22,606,000 and 21,187,000 shares issued, respectively, at
     December 31, 1995 and 1994........................................          226           212
   Additional paid-in capital..........................................      136,022       133,934
   Retained earnings...................................................       87,476        71,502
                                                                         -----------   -----------
                                                                             223,724       205,648
   Less treasury stock, at cost, 3,157,000 and 2,314,000 shares,
     respectively, at December 31, 1995 and 1994.......................      (18,691)      (13,353)
                                                                         -----------   -----------
         Total Stockholders' Equity....................................      205,033       192,295
                                                                         -----------   -----------

         Total Liabilities and Stockholders' Equity....................  $   634,811   $   664,571
                                                                         ===========   ===========

               See notes to consolidated financial statements.

                             M.D.C. HOLDINGS, INC.
                       Consolidated Statements of Income
                    (In thousands, except per share amounts)

                                                                        Year Ended December 31,
                                                                   1995          1994          1993
                                                                -----------   -----------   -----------
REVENUES
   Homebuilding...............................................  $   840,362   $   793,793   $   596,813
   Mortgage Lending...........................................       17,559        15,850        19,725
   Asset Management...........................................        6,389         6,245        15,409
   Corporate..................................................        1,546         1,357         2,376
                                                                -----------   -----------   -----------
         Total Revenues.......................................      865,856       817,245       634,323
                                                                -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding...............................................      807,344       749,329       574,317
   Mortgage Lending...........................................        8,271         8,899        12,217
   Asset Management...........................................        2,339         3,449         6,413
   Corporate general and administrative.......................       13,478        15,132        14,890
   Corporate and homebuilding interest........................        7,773         9,454        11,454
                                                                -----------   -----------   -----------
         Total Expenses.......................................      839,205       786,263       619,291
                                                                -----------   -----------   -----------

Income before income taxes and extraordinary gain.............       26,651        30,982        15,032
Provision for income taxes....................................        9,401        11,727         4,976
                                                                -----------   -----------   -----------
Income before extraordinary gain..............................       17,250        19,255        10,056
Extraordinary gain from early extinguishment of debt, net of
   income taxes of $9,967.....................................          - -           - -        15,823
                                                                -----------   -----------   -----------
NET INCOME....................................................  $    17,250   $    19,255   $    25,879
                                                                ===========   ===========   ===========

EARNINGS PER SHARE
Primary Earnings Per Share
   Income before extraordinary gain.........................    $       .86   $       .94   $       .45
   Extraordinary gain from early extinguishment of debt.....            - -           - -           .71
                                                                -----------   -----------   -----------
   NET INCOME...............................................    $       .86   $       .94   $      1.16
                                                                ===========   ===========   ===========
Fully Diluted Earnings Per Share
   Income before extraordinary gain.........................    $       .79   $       .87   $       .45
   Extraordinary gain from early extinguishment of debt.....            - -           - -           .71
                                                                -----------   -----------   -----------
   NET INCOME...............................................    $       .79   $       .87   $      1.16
                                                                ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING
       Primary................................................       20,124        20,406        22,340
                                                                ===========   ===========   ===========
       Fully diluted..........................................       23,918        24,021        22,340
                                                                ===========   ===========   ===========

DIVIDENDS PER SHARE...........................................  $       .11   $       .06   $       - -
                                                                ===========   ===========   ===========

              See notes to consolidated financial statements.

                            M.D.C. HOLDINGS, INC.
               Consolidated Statements of Stockholders' Equity
                                (In thousands)

                                                            Additional
                                                  Common      Paid-In      Retained       Treasury
                                                   Stock      Capital      Earnings         Stock         Total
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-JANUARY 1, 1993                          $   204   $   132,332   $    32,162    $      (516)  $   164,182
   Shares issued................................        5           430           - -            - -           435
   Shares reacquired............................      - -           - -           - -        (15,173)      (15,173)
   Net unrealized loss on marketable securities.      - -           - -          (162)           - -          (162)
   Non-qualified stock options exercised........      - -           693           - -            - -           693
   Net income...................................      - -           - -        25,879            - -        25,879
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1993......................      209       133,455        57,879        (15,689)      175,854
   Shares issued................................        3           265           (46)           256           478
   Shares reacquired............................      - -           - -           - -         (1,505)       (1,505)
   Shares issued to acquire Richmond Homes
     common stock...............................      - -           - -        (3,585)         3,585           - -
   Net unrealized loss on available-for-sale
     securities.................................      - -           - -          (860)           - -          (860)
   Non-qualified stock options exercised........      - -           214           - -            - -           214
   Dividends declared...........................      - -           - -        (1,141)           - -        (1,141)
   Net income...................................      - -           - -        19,255            - -        19,255
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1994......................      212       133,934        71,502        (13,353)      192,295
   Shares issued................................       14         1,168           (11)           128         1,299
   Shares reacquired............................      - -           - -           - -         (5,466)       (5,466)
   Net unrealized gain on available-for-sale
     securities.................................      - -           - -           888            - -           888
   Non-qualified stock options exercised........      - -         2,281           - -            - -         2,281
   Notes receivable for stock purchases.........      - -        (1,361)          - -            - -        (1,361)
   Dividends declared...........................      - -           - -        (2,153)           - -        (2,153)
   Net income...................................      - -           - -        17,250            - -        17,250
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1995......................   $  226   $   136,022   $    87,476    $   (18,691)  $   205,033
                                                   ======   ===========   ===========    ===========   ===========

               See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (In thousands)

                                                                Year Ended December 31,
                                                            1995          1994          1993
                                                         ----------    ----------    ----------
  OPERATING ACTIVITIES:
  Net Income..........................................   $   17,250    $   19,255    $   25,879
  Adjustments To Reconcile Net Income To Net Cash
     Provided By (Used In) Operating Activities:
       Extraordinary gain from early extinguishment
         of debt......................................          - -           - -       (25,790)
       Gains on sale of mortgage-related assets, net..         (734)         (295)       (7,505)
       Depreciation and amortization..................       10,280        10,134         8,038
       Inventory valuation adjustments................        3,677         4,000           - -
       Equity in losses of mortgage-related assets....          - -           - -         3,100
       Deferred income taxes..........................       (1,786)       (3,844)       (4,151)
                                                         ----------    ----------    ----------
  Net Cash Provided By (Used In) Operating Activities
     Before Changes in Operating Assets and
     Liabilities......................................       28,687        29,250          (429)
  Net Changes In Assets and Liabilities:
       Receivables....................................      (13,684)       (5,462)        3,489
       Homebuilding inventories.......................       21,005       (76,991)      (45,252)
       Mortgage loans held in inventory...............       (8,785)       24,076        (8,773)
       Accounts payable and accrued expenses..........        2,458        (8,833)       25,262
       Other, net.....................................       (7,128)        1,170        (8,534)
                                                         ----------    ----------    ----------
  Net Cash Provided By (Used In) Operating Activities.       22,553       (36,790)      (34,237)
                                                         ----------    ----------    ----------

  INVESTING ACTIVITIES:
  Net Proceeds From Mortgage-Related Assets and
     Liabilities......................................        4,596        (7,786)       17,128
  Changes In Investments and Marketable Securities....         (414)       (6,377)       12,000
  Redemption of (Investment in) Metropolitan District
     Bonds............................................          - -        16,395        (8,700)
  Changes In Restricted Cash..........................        2,650        16,159        13,071
  Other, net..........................................        1,896           877        (4,076)
                                                         ----------    ----------    ----------
  Net Cash Provided By Investing Activities...........        8,728        19,268        29,423
                                                         ----------    ----------    ----------
(Continued)

                See notes to consolidated financial statements.
                                     F-7

                             M.D.C. HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
(Continued)

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
FINANCING ACTIVITIES:
Lines of Credit
     Advances........................................      741,053       641,874       352,410
     Principal payments..............................     (761,116)     (612,449)     (365,387)
Notes Payable
     Borrowings......................................        1,114        15,870        79,329
     Principal payments..............................      (27,690)      (44,835)     (192,940)
Senior and Subordinated Notes
     Net proceeds....................................          - -           - -       204,013
     Payments........................................          - -           - -       (54,498)
Treasury Stock Purchases.............................       (5,466)       (1,505)      (15,173)
Dividend Payments....................................       (2,153)       (1,141)          - -
Other, net...........................................          208           269          (965)
                                                        ----------   -----------   -----------

Net Cash (Used In) Provided By Financing Activities..      (54,050)       (1,917)        6,789
                                                        ----------   -----------   -----------

Net (Decrease) Increase In Cash and Cash Equivalents.      (22,769)      (19,439)        1,975

Cash and Cash Equivalents
     Beginning of Year...............................       43,564        63,003        61,028
                                                        ----------   -----------   -----------

     End of Year.....................................   $   20,795   $    43,564   $    63,003
                                                        ==========   ===========   ===========

                   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year For:
     Interest, net of amounts capitalized...........    $    8,923    $   15,313   $    29,499
     Income taxes...................................         7,155        32,529         8,245

                   SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

   Land purchases financed by seller.................   $    4,787    $    4,164    $   13,250
   Land sales financed by MDC........................        1,609         1,438         2,835
   Disposition of land inventories collateralized by
     notes payable
       Inventories...................................        1,270         2,864           - -
       Notes payable.................................        1,270         2,176           - -
       Accrued interest and other liabilities........          - -           688           - -

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

         General. In the homebuilding segment of its operations, the Company (i) principally acquires finished lots and, to a lesser extent, acquires land and develops it for use in its homebuilding activities; and (ii) designs, constructs and sells single-family residential homes. The Company conducts its homebuilding operations in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland; (iii) Northern and Southern California;
(iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. Such operations are financed primarily with publicly traded Senior Notes (as hereinafter defined) and subordinated notes, bank lines of credit, internally-generated funds and, to a lesser extent, promissory notes and project loans.

         MDC's mortgage lending operations are conducted by HomeAmerican Mortgage Corporation ("HomeAmerican"), which primarily provides mortgage loans for MDC home buyers and, to a lesser extent, for others. Substantially all of the mortgage loans originated by HomeAmerican, as well as mortgage loans purchased from unaffiliated loan correspondents, subsequently are sold to private investors. Additionally, HomeAmerican sells mortgage loan servicing.

         In MDC's asset management segment, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc., and the successor as of April 1, 1996 to Financial Asset Management Corporation, "FAMC") manages the operations of two publicly traded real estate investment trusts (each a "REIT"). MDC also owns other mortgage-related interests.

         Homebuilding.

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

         Net realizable value is based on the Company's plans for development and build-out of each project using estimated sales prices less estimated total costs of the project, which includes interest anticipated to be capitalized during development and anticipated costs to sell the project. Net realizable value does not represent, for a specific project, the current sales price that the Company could obtain from third parties for such properties and projects at their current stage of development. Management believes that its assumptions as to projected demand are reasonable based on present economic conditions and that financing will be available to enable the Company to realize the carrying value of its homebuilding inventories consistent with its plans for build-out and development. Depending upon, among other things, conditions in the Company's markets, it is reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term from the amounts estimated to be realizable at December 31, 1995.

         Revenue Recognition - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

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

         Mortgage Collateral and Mortgage-Backed Bonds - In prior periods, certain of the Company's ownership interests in Mortgage Collateral (as hereinafter defined) and the related mortgage-backed bonds were presented on a gross basis on the balance sheets and statements of income. Accordingly, the book values of the Mortgage Collateral and mortgage-backed bonds were presented separately as assets and liabilities, respectively, on the balance sheets, and interest income on Mortgage Collateral and interest expense on the related mortgage-backed bonds were presented separately as income and expenses, respectively, on the statements of income. Substantially all of such interests are at, or are nearing, the ends of their economic lives. Accordingly, the Company does not anticipate that such net assets will generate significant amounts of income or cash flow in the future. Beginning in the fourth quarter of 1995, the Company's balance sheets for all periods presented reflect its ownership interests in Mortgage Collateral net of the related mortgage-backed bonds, and the statements of income for all periods presented reflect earnings from such interests net of the related interest expense.

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

         Earnings Per Share - Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. For the years ended December 31, 1995 and 1994, fully diluted earnings per share also assumes the conversion into MDC Common Stock of all of the outstanding Convertible Subordinated Notes (as hereinafter defined) at the stated conversion price.

         Estimates in Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications - Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

B.  Information on Business Segments

         The Company operates in three business segments: homebuilding, mortgage lending and asset management. A summary of the Company's segment information is shown below (in thousands).

                                                               Year Ended December 31,
                                                          1995          1994          1993
                                                       -----------   -----------   -----------
Homebuilding
   Home sales........................................  $   827,448   $   784,453   $   587,887
   Land sales........................................       10,396         8,296         7,441
   Other revenues....................................        2,518         1,044         1,485
                                                       -----------   -----------   -----------
                                                           840,362       793,793       596,813
                                                       -----------   -----------   -----------

   Home cost of sales................................      716,859       663,549       504,136
   Land cost of sales................................       10,176         7,977         7,864
   Inventory valuation reserves......................        3,677         4,000           - -
   Marketing.........................................       49,938        44,588        34,820
   General and administrative........................       26,694        29,215        27,497
                                                       -----------   -----------   -----------
                                                           807,344       749,329       574,317
                                                       -----------   -----------   -----------
     Operating Profit................................       33,018        44,464        22,496
                                                       -----------   -----------   -----------

Mortgage Lending
   Interest revenues.................................        3,412         2,897         4,769
   Origination fees..................................        5,258         4,671         6,171
   Sales of mortgage servicing.......................        8,336         6,770         4,235
   Gains (losses) on sales of mortgage loans, net....       (1,293)         (585)        2,864
   Mortgage servicing and other......................        1,846         2,097         1,686
                                                       -----------   -----------   -----------
                                                            17,559        15,850        19,725
                                                       -----------   -----------   -----------

   Interest expense..................................          131           194         1,631
   General and administrative........................        8,140         8,705        10,586
                                                       -----------   -----------   -----------
                                                             8,271         8,899        12,217
                                                       -----------   -----------   -----------
     Operating Profit................................        9,288         6,951         7,508
                                                       -----------   -----------   -----------

Asset Management
   Management fees and other.........................        5,299         5,509         5,073
   Gains on sales of mortgage-related assets.........          734           295         7,505
   Interest revenues.................................          356           441         2,831
                                                       -----------   -----------   -----------
                                                             6,389         6,245        15,409
                                                       -----------   -----------   -----------
   General and administrative........................        2,339         3,449         2,948
   Equity in losses of mortgage-related assets.......          - -           - -         3,100
   Interest expense..................................          - -           - -           365
                                                       -----------   -----------   -----------
                                                             2,339         3,449         6,413
                                                       -----------   -----------   -----------
     Operating Profit................................        4,050         2,796         8,996
                                                       -----------   -----------   -----------

Total Operating Profit...............................       46,356        54,211        39,000
                                                       -----------   -----------   -----------

Corporate
   Other revenues....................................        1,546         1,357         2,376
                                                       -----------   -----------   -----------

   Interest expense..................................        7,773         9,454        11,454
   General and administrative........................       13,478        15,132        14,890
                                                       -----------   -----------   -----------
                                                            21,251        24,586        26,344
                                                       -----------   -----------   -----------
     Net Corporate Expenses..........................      (19,705)      (23,229)      (23,968)
                                                       -----------   -----------   -----------

Income Before Income Taxes and Extraordinary Gain....  $    26,651   $    30,982   $    15,032
                                                       ===========   ===========   ===========

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1995, 1994 and 1993 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheet.

C.  Mortgage Loans Held in Inventory

         Mortgage loans held in inventory consist of (in thousands):

                                                              December 31,
                                                           1995          1994
                                                        ----------    ----------
First mortgage loans
   Conventional......................................   $   33,451    $   28,857
   FHA and VA........................................       21,272        17,467
                                                        ----------    ----------
                                                            54,723        46,324
Less
   Unamortized discounts.............................         (469)       (1,063)
   Deferred fees.....................................         (300)         (212)
   Allowance for loan losses.........................         (801)         (681)
                                                        ----------    ----------

     Total...........................................   $   53,153    $   44,368
                                                        ==========    ==========

         Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.4% and 8.4%, respectively, at December 31, 1995 and 1994.

D. Mortgage Collateral, net of Mortgage-Backed Bonds, and Related Assets and Liabilities

         In the past, mortgage-backed bonds were issued by limited-purpose subsidiaries of the asset management segment and other non-related entities.
Payments are made on the bonds on a periodic basis as a result of, and in amounts related to, corresponding payments received on the underlying mortgage collateral (the "Mortgage Collateral"). Mortgage Collateral for mortgage-backed bonds payable consists of fixed-rate mortgage loans and mortgage-backed securities secured by first liens on single-family residential housing. Mortgage-backed securities consist of Government National Mortgage Association ("GNMA") certificates, Federal National Mortgage Association ("FNMA") mortgage pass-through certificates and conventional mortgage loans. All of the Mortgage Collateral and related assets are held by a trustee. All principal and interest on the collateral is remitted directly to a trustee and is available for payment on the bonds, all of which are rated "AAA" by Standard and Poor's Corporation or other national credit rating agencies. The Company has not guaranteed, nor is it otherwise obligated with respect to, these mortgage-backed bond issues.

         The  following   assets  and  liabilities  are  held  by  trustees  (in
thousands):

                                                                       December 31,
                                                                    1995          1994
                                                                 ----------    ----------
Assets
   Restricted cash............................................   $    3,403    $    3,227
   Interest and other receivables.............................          366           640
   Mortgage-backed securities
     FNMA certificates........................................        3,312        13,382
     GNMA certificates........................................       26,618        34,164
   Conventional mortgage loans................................       12,148        13,930
   Valuation reserve..........................................       (1,233)       (2,259)
   Unamortized discounts and premiums, net....................          (63)         (301)
   Other assets...............................................        1,427         1,791
                                                                 ----------    ----------

Total Mortgage Collateral and Related Assets..................       45,979        64,574
                                                                 ----------    ----------

Liabilities
   Accounts payable and accrued interest......................          813         1,231
   Mortgage-backed bonds......................................       41,499        59,926
   Unamortized discounts......................................          (77)         (283)
                                                                 ----------    ----------

Total Mortgage-Backed Bonds and Related Liabilities...........       42,235        60,874
                                                                 ----------    ----------

Mortgage Collateral, Net of Mortgage-Backed Bonds and Related
   Assets and Liabilities.....................................   $    3,744    $    3,700
                                                                 ==========    ==========

         The weighted-average effective yield on the Mortgage Collateral was approximately 9.4% and 9.5% at December 31, 1995 and 1994. Mortgage-backed bonds mature through 2019 and bear interest at weighted-average rates of 9.8% and 9.9%, respectively, at December 31, 1995 and 1994. The negative difference between the effective yield on the Mortgage Collateral and interest rates on the mortgage-backed bonds primarily is covered by the overcollateralization of the bonds.

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

         In 1995, 1994 and 1993, MDC sold, at a premium, Mortgage Collateral totalling $9,618,000, $19,088,000 and $44,735,000, respectively. The proceeds from these sales were utilized to redeem in full the related outstanding mortgage-backed bonds which totalled $8,547,000, $19,109,000 and $44,375,000, respectively. These sales, net of redemptions, resulted in pre-tax gains totalling $305,000, $295,000 and $2,129,000, respectively.

E. Lines of Credit

         Homebuilding - The aggregate amount of MDC's homebuilding bank lines of credit at December 31, 1995 was $158,149,000 compared with $153,000,000 at December 31, 1994. Available borrowings under these bank lines of credit are collateralized by homebuilding inventories and are limited to the value of "eligible collateral" (as defined in the credit agreements). At December 31, 1995, $43,490,000 was borrowed and an additional $112,693,000 was collateralized and available to be borrowed. At December 31, 1995, the weighted-average interest rate of the lines of credit was 8.3%.

         Mortgage Lending - The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1995, was $51,000,000. Available borrowings under this bank line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1995, $21,990,000 was borrowed and an additional $16,580,000 was collateralized and available to be borrowed. The mortgage lending line of credit is cancellable upon 90 days' notice. At December 31, 1995, the weighted-average interest rate of the line was 6.9%.

         General - The agreements for the Company's bank lines of credit include representations, warranties and covenants, the most restrictive of which require that the Company maintain certain minimum defined stockholders' equity. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

F.  Notes Payable

         Senior Notes and Subordinated Notes - The Senior Notes (as hereinafter defined) and the subordinated notes consist of (in thousands):

                                                                                December 31,
                                                                            1995          1994
                                                                         ----------    ----------
Senior Notes
   11 1/8% Senior Notes due December 2003 (effective rate 12.3%).......  $  187,525    $  187,352
                                                                         ==========    ==========

Subordinated notes
   8 3/4%  Convertible  Subordinated  Notes due December 2005,
     convertible into Common Stock at $7.75 per common share
     (effective rate 9.5%).............................................  $   28,000    $   28,000
   6.64% Subordinated Fixed-Rate Notes due April 1998 (effective rate
     6.7%).............................................................      10,221        10,217
                                                                         ----------    ----------

                                                                         $   38,221    $   38,217
                                                                         ==========    ==========

         In December 1993, the Company completed an offering (the "1993 Offering") of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Senior Notes were sold at 98.525% of par value. The Convertible Subordinated Notes were sold at par value and are convertible into MDC Common Stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. A portion of the proceeds of the 1993 Offering was utilized to redeem $51,816,000 principal amount of 11 1/4% senior subordinated notes due May 1996 at par value, resulting in an extraordinary loss on the early extinguishment of debt of $885,000, net of an income tax benefit of $559,000. A portion of the proceeds of the 1993 Offering was also used to repurchase certain notes payable resulting in an extraordinary gain on the early extinguishment of debt in 1993 of $16,708,000, net of income taxes of $10,526,000.

         The Senior Notes are guaranteed, fully and unconditionally, and jointly and severally on an unsecured subordinated basis (the "Guaranties") by most of the Company's homebuilding segment subsidiaries (the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness as defined in the indenture pursuant to which the Senior Notes are issued (the "Senior Notes Indenture"). In addition, the Senior Notes are secured by a first priority pledge of the capital stock of most of the Guarantors plus the capital stock of HomeAmerican. The Senior Notes Indenture contains certain covenants which, among other things, limit (i) the incurrence of additional Indebtedness (as defined) by the Company and Restricted Subsidiaries (as defined); (ii) the payment of dividends; (iii) the repurchase of capital stock or subordinated indebtedness; and (iv) the ability to enter into transactions with Affiliates (as defined) or merge, consolidate or transfer substantially all of the Company's or a Guarantor's assets. At December 31, 1995, the Company was in compliance with all covenants.

         Other Notes Payable - Notes payable other than the notes discussed above consist principally of loans collateralized by real estate. These notes bear interest at rates ranging from 8.0% to 11.0%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $20,000,000 at December 31, 1995.

         General - The following table sets forth the scheduled principal payments on the Senior Notes, subordinated notes and notes payable at December 31, 1995 (in thousands).

                         1996.............  $    3,758
                         1997.............       4,074
                         1998.............      10,740
                         1999.............         516
                         2000.............         523
                         Thereafter.......     222,728

G.  Stockholders' Equity

         Stock Option Plans - In 1993, the Company adopted incentive plans (the "Plans") to replace the 1983 Incentive Stock Option Plan and the 1983 Non-Qualified Stock Option Plan, each of which expired in January 1993.
A summary of the Plans follows:

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

         A summary of the changes in options during each of the three years ended December 31, 1995 is as follows (in shares of MDC Common Stock):

Outstanding - January 1, 1993                                     2,598,437
   Exercised at prices ranging from $.28 to $1.88.............     (489,938)
   Granted at prices ranging from $3.88 to $6.60..............    1,185,000
   Cancelled..................................................      (92,125)
                                                                -----------

Outstanding - December 31, 1993...............................    3,201,374
   Exercised at prices ranging from $.28 to $1.88.............     (271,974)
   Granted at prices ranging from $4.75 to $6.38..............      635,000
   Cancelled..................................................       (3,000)
                                                                -----------

Outstanding - December 31, 1994...............................    3,561,400

   Exercised at prices ranging from $.28 to $3.125............   (1,418,900)
   Granted at prices ranging from $6.63 to $6.75..............      105,000
   Cancelled..................................................     (100,000)
                                                                -----------

Outstanding - December 31, 1995...............................    2,147,500
                                                                ===========

Exercise prices of outstanding options at December 31, 1995...        $3.00 to
                                                                      $6.75
                                                                ===========

Exercisable at December 31, 1995..............................      888,327
                                                                ===========

Reserved for issuance at December 31, 1995....................    1,029,000
                                                                ===========


         Executive Option Purchase Program - Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), which was authorized by the MDC Board of Directors, the Company is authorized to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock purchase options, subject to certain maximum amounts as set forth under the Option Purchase Program. During 1995, certain eligible executives of the Company exercised options to purchase 824,414 shares of MDC Common Stock and borrowed $1,361,000 in the aggregate under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC Common Stock issued in connection with options exercised. The $1,361,000 in notes receivable are deducted from stockholders' equity.

         Common Stock Repurchase Plan - During 1995, the Company repurchased 865,600 shares of MDC Common Stock at prices ranging from $5.88 to $6.50 ($6.32 average, including commissions) pursuant to a program authorized by the MDC Board of Directors to repurchase up to 1,100,000 shares of MDC Common Stock and up to 1% of the principal amount of each of its outstanding Senior Notes and Convertible Subordinated Notes. On January 19, 1996, the Company repurchased an additional 230,000 shares at $7.13 pursuant to such repurchase plan.

         Exchange of Common Stock - Prior to February 2, 1994, Larry A. Mizel (Chairman of the Board, Chief Executive Officer and President of the Company) and David D. Mandarich (Executive Vice President-Real Estate, Chief Operating Officer and a director of the Company) owned 35% of the outstanding shares of Richmond Homes, Inc. I (the Company's consolidated subsidiary which conducts substantially all of the Company's home building activities in Colorado, "Richmond Homes") common stock. In furtherance of the Company's desire to own all of the outstanding shares of Richmond Homes common stock, in December 1993, a special committee of the Board of Directors of the Company negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to acquire the shares of Richmond Homes common stock owned by them in exchange for MDC Common Stock with a value of up to $3,500,000 in the aggregate. For purposes of the exchange, the shares of MDC Common Stock were valued at $5.75 per share, the closing price of MDC Common Stock on the date of the option agreement. The special committee engaged a financial advisor to perform a business enterprise valuation of

Richmond Homes. In February 1994, based on the results of the valuation, the maximum value of $3,500,000 of MDC Common Stock (an aggregate of 608,695 shares) was issued to Messrs. Mizel and Mandarich in exchange for their shares of Richmond Homes common stock. As of February 2, 1994, MDC owns 100% of the equity of Richmond Homes.

         As the transaction with Messrs. Mizel and Mandarich was between related parties, the issuance of the MDC Common Stock was recorded based on the net book value of Richmond Homes, which had approximately zero common stockholders' equity at the date of the acquisition. Accordingly, the value of the shares of MDC Common Stock issued to Messrs. Mizel and Mandarich was recorded at zero.

H.  Interest

         Interest activity is set forth below (in thousands):

                                                                        Year Ended December 31,
                                                                    1995          1994          1993
                                                                -----------   -----------   -----------
Interest capitalized in homebuilding inventory, beginning of
   year.......................................................  $    42,478   $    42,681   $    48,440
Corporate and homebuilding interest incurred..................       33,909        35,799        25,505

Corporate and homebuilding interest expensed..................       (7,773)       (9,454)      (11,454)

Previously capitalized interest included in cost of sales.....      (28,397)      (26,548)      (19,810)
                                                                -----------   -----------   -----------

Interest capitalized in homebuilding inventory, end of year...  $    40,217   $    42,478   $    42,681
                                                                ===========   ===========   ===========

Homebuilding inventories, end of year.........................  $   442,165   $   464,157   $   393,904
                                                                ===========   ===========   ===========

I.  Income Taxes

         Total income taxes has been allocated as follows (in thousands):

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Tax expense on income before income taxes and
   extraordinary gains...............................   $    9,401    $   11,727    $    4,976
Extraordinary gains..................................          - -           - -         9,967
Stockholders' equity, related to exercise of stock
   options...........................................       (2,281)         (214)         (693)
                                                        ----------    ----------    ----------

Total income taxes...................................   $    7,120    $   11,513    $   14,250
                                                        ==========    ==========    ==========

         The significant components of income tax expense on income before income taxes and extraordinary gain consist of the following (in thousands):

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Current Tax Expense
   Federal...........................................   $    9,980    $   13,970    $    6,485
   State.............................................        1,207         1,603           853
                                                        ----------    ----------    ----------
     Total Current...................................       11,187        15,573         7,338
                                                        ----------    ----------    ----------

Deferred Tax Expense (Benefit)
   Federal...........................................       (2,402)       (2,540)       (1,933)
   State.............................................          616        (1,306)         (429)
                                                        ----------    ----------    -----------
     Total Deferred..................................       (1,786)       (3,846)       (2,362)
                                                        -----------   ----------    ----------

Total Income Tax Expense.............................   $    9,401    $   11,727    $    4,976
                                                        ==========    ==========    ==========

         The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to pre-tax income before extraordinary gain as a result of the following (in thousands):

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Tax expense computed at statutory rate...............   $    9,330    $   10,844    $    5,261
Increase (reduction) due to:
     Permanent differences between financial
       statement income and taxable income...........         (513)       (1,089)         (559)
     State income tax, net of federal benefit........          584           933           274
     Adjustments to prior years' income taxes........          - -           978           - -
     Other...........................................          - -            61           - -
                                                        ----------    ----------    ----------

Total Income Tax Expense.............................   $    9,401    $   11,727    $    4,976
                                                        ==========    ==========    ==========
Effective Tax Rate...................................        35.3%         37.9%         36.6%
                                                        ==========    ==========    ==========

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                              December 31,
                                                           1995          1994
                                                        ----------    ----------
Deferred Tax Assets:

   Reserve for losses................................   $   12,335    $   10,340
   Inventory valuation reserves......................        5,947         8,092
   Accrued liabilities...............................        3,811         4,196
   Inventory, additional costs capitalized for tax
     purposes........................................        2,562           - -
   Property and equipment............................        1,113           932
   Other assets, additional costs capitalized for
     tax purposes....................................          139         1,565
   Mortgage-related asset impairment.................          - -         1,610
                                                        ----------    ----------
       Total gross deferred tax assets...............       25,907        26,735

   Less valuation allowance..........................       (3,000)       (3,000)
                                                        ----------    ----------

       Deferred tax assets...........................       22,907        23,735
                                                        ----------    ----------

Deferred Tax Liabilities:
   Discount on notes receivable......................        9,086         5,536
   Deferred revenue, principally due to installment
     sales...........................................           91           902
   Inventory, additional costs capitalized for
     financial statement purposes....................          - -         5,353
                                                        ----------    ----------

       Total gross deferred tax liabilities..........        9,177        11,791
                                                        ----------    ----------

   Net Deferred Tax Asset............................   $   13,730    $   11,944
                                                        ==========    ==========

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

         In April 1995, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the IRS examinations of (i) the MDC Consolidated
Returns for the years 1984 and 1985; and (ii) the Richmond Homes Consolidated Returns for the years 1989 and 1990. These agreements had no material impact upon the Company's financial position or results of operations.

         The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments to taxable income reflected in such returns which would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting certain of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may result from the proposed adjustments; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided.

         The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided.

J.  Earnings Per Share

         Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. In 1995 and 1994, the computation of fully diluted earnings per share also assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC Common Stock. The primary and fully diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                               Year Ended December 31,
                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Primary Earnings Per Share Calculation:
   Income before extraordinary gain..................   $   17,250    $   19,255    $   10,056
   Extraordinary gain from early extinguishment of
     debt, net of income taxes of $9,967.............          - -           - -        15,823
                                                        ----------    ----------    ----------
         Net Income..................................   $   17,250    $   19,255    $   25,879
                                                        ==========    ==========    ==========

Weighted-average shares outstanding..................       19,362        18,951        20,501
Dilutive stock options...............................          762         1,455         1,839
                                                        ----------    ----------    ----------
Total Weighted-Average Shares........................       20,124        20,406        22,340
                                                        ==========    ==========    ==========

Primary Earnings Per Share:
   Income before extraordinary gain..................   $      .86    $      .94    $      .45
   Extraordinary gain from early extinguishment of
     debt............................................          - -           - -           .71
                                                        ----------    ----------    ----------
         Net Income..................................   $      .86    $      .94    $     1.16
                                                        ==========    ==========    ==========

Fully Diluted Earnings Per Share Calculation:
   Income before extraordinary gain..................   $   17,250    $   19,255    $   10,056
   Adjustment for interest on Convertible
     Subordinated Notes, net of income tax benefit;
     conversion assumed..............................        1,565         1,536           - -
                                                        ----------    ----------    ----------

   Adjusted income before extraordinary gain.........       18,815        20,791        10,056
   Extraordinary gain from early extinguishment of
     debt, net of income taxes of $9,967.............          - -           - -        15,823
                                                        ----------    ----------    ----------
         Adjusted Net Income.........................   $   18,815    $   20,791    $   25,879
                                                        ==========    ==========    ==========

Weighted-average shares outstanding..................       19,362        18,951        20,501
Dilutive stock options...............................          943         1,457         1,839
Shares issuable upon conversion of Convertible
   Subordinated Notes; conversion assumed............        3,613         3,613           - -
                                                        ----------    ----------    ----------
         Total Weighted-Average Shares...............       23,918        24,021        22,340
                                                        ==========    ==========    ==========

Fully Diluted Earnings Per Share:
   Income before extraordinary gain..................   $      .79    $      .87    $      .45
   Extraordinary gain from early extinguishment of
     debt............................................          - -           - -           .71
                                                        ----------    ----------    ----------
         Net Income..................................   $      .79    $      .87    $     1.16
                                                        ==========    ==========    ==========

                                      F-21

K.  Legal Proceedings

     Expansive Soils Cases.

         On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas
County, Colorado and by a homeowner in the Rock Creek development located in Boulder County, Colorado. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado. The complaints, each of which seek certification of a class action, purport to allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act, non-disclosure and a claim for exemplary damages. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has filed a response to each of the complaints and to initial discovery requests in the first filed case. The ultimate outcome of the cases is uncertain at this time; however, management does not believe that the outcome of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

         The Company has notified its insurance carriers of these complaints and currently is reviewing with the carriers how the Company will proceed. The insurance carriers providing primary coverage have agreed to defend the Company in the cases subject to reservations of rights.

     Other.

         The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. Because of the nature of the homebuilding business, and in the ordinary course of the Company's operations, the Company from time to time may be subject to product liability claims, including claims similar to those discussed under the description of the Expansive Soils Cases, above. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition or results of operations of the Company.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

L.  Disclosures About Fair Value of Financial Instruments

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

         Senior Notes and Subordinated Notes - Senior Notes and subordinated notes are valued based on dealer quotes.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                           December 31, 1995           December 31, 1994
                                                       -------------------------   ------------------------
                                                        Carrying      Estimated     Carrying      Estimated
                                                         Amount      Fair Value      Amount      Fair Value
                                                       -----------   -----------   -----------   ----------
Financial assets:
     Cash and cash equivalents.......................  $    20,795   $    20,795   $    43,564   $   43,564
     Investments and marketable securities, net......        6,481         6,481         6,089        6,089
     Mortgage loans held in inventory................       53,153        53,153        44,368       44,368

Financial liabilities:
     Notes payable...................................       14,108        14,108        37,168       37,168
     Lines of credit.................................       65,480        65,480        85,543       85,543
     Senior Notes....................................      187,525       183,350       187,352      156,750
     Subordinated notes..............................       38,221        38,220        38,217       31,922


M.  Commitments and Contingencies

         To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1995, commitments by HomeAmerican to originate mortgage loans totalled $25,808,000, at market rates of interest. At December 31, 1995, unexpired forward commitments to sell loans totalled $52,448,000.

         MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $1,476,000 in 1996, $1,080,000 in 1997, $940,000 in 1998, $451,000 in 1999 and $183,000 in 2000. Rent expense under cancellable and noncancellable leases totalled $2,662,000, $3,250,000 and $2,956,000 in 1995, 1994 and 1993, respectively.

         MDC has entered into agreements to guarantee payment of principal and interest on $30,080,000 principal amount of bonds issued by municipal agencies to fund the development of project infrastructure for a master-planned community in Colorado.

N.  Supplemental Guarantor Information

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

                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

                                                              Unconsolidated
                                                  ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
ASSETS
Corporate
   Cash and cash equivalents....................  $    10,290   $       - -   $       - -   $       - -   $    10,290
   Investments in subsidiaries..................      303,694           - -        17,434      (321,128)          - -
   Advances and notes receivable - Parent and
     subsidiaries...............................      210,656            33        21,550      (232,239)          - -
   Property and equipment, net..................        9,550           - -           - -           - -         9,550
   Deferred income taxes........................       13,730           - -           - -           - -        13,730
   Deferred issue costs, net....................        9,931           - -           - -           - -         9,931
   Other assets, net............................        3,730           - -           100           - -         3,830
                                                  -----------   -----------   -----------   -----------   -----------
                                                      561,581            33        39,084      (553,367)       47,331
                                                  -----------   -----------   -----------   -----------   -----------

Homebuilding
   Cash and cash equivalents....................            6         5,054            36           - -         5,096
   Home sales and other accounts receivable.....          - -        37,726           - -       (11,534)       26,192
   Investments and marketable securities, net...        6,481           - -           - -           - -         6,481
   Inventories, net
     Housing completed or under construction....          - -       265,205           - -           - -       265,205
     Land and land under development............          - -       150,531        27,676        (1,247)      176,960
   Prepaid expenses and other assets, net.......        3,633        38,453            25           - -        42,111
                                                  -----------   -----------   -----------   -----------   -----------
                                                       10,120       496,969        27,737       (12,781)      522,045
                                                  -----------   -----------   -----------   -----------   -----------

Mortgage Lending
   Cash and cash equivalents....................          - -           - -         4,888           - -         4,888
   Accrued interest and other assets, net.......          - -           - -         1,145           - -         1,145
   Mortgage loans held in inventory, net........          - -           - -        53,153           - -        53,153
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -        59,186           - -        59,186
                                                  -----------   -----------   -----------   -----------   -----------

Asset Management
   Cash and cash equivalents....................          - -           - -           521           - -           521
   Mortgage Collateral, net of mortgage-backed
     bonds, and related assets and liabilities..          - -           - -         3,744           - -         3,744
   Other loans and assets, net..................          - -           - -         1,984           - -         1,984
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -         6,249           - -         6,249
                                                  -----------   -----------   -----------   -----------   -----------
         Total Assets...........................  $   571,701   $   497,002   $   132,256   $  (566,148)  $   634,811
                                                  ===========   ===========   ===========   ===========   ===========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

(continued)

                                                              Unconsolidated
                                                  ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses........  $    17,897   $       - -   $       995   $       - -   $    18,892
   Advances and notes payable - Parent and
     subsidiaries...............................       98,525       210,754        20,434      (329,713)          - -
   Income taxes payable.........................       11,930           - -           - -           - -        11,930
   Notes payable................................        3,537           - -           - -           - -         3,537
   Senior Notes, net............................      187,525           - -           - -           - -       187,525
   Subordinated notes, net......................       38,221           - -           - -           - -        38,221
                                                  -----------   -----------   -----------   -----------   -----------
                                                      357,635       210,754        21,429      (329,713)      260,105
                                                  -----------   -----------   -----------   -----------   -----------

Homebuilding
   Accounts payable and accrued expenses........        5,403        75,831           924             6        82,164
   Lines of credit..............................          - -        43,490           - -           - -        43,490
   Notes payable................................        3,630         3,192         3,749           - -        10,571
                                                  -----------   -----------   -----------   -----------   -----------
                                                        9,033       122,513         4,673             6       136,225
                                                  -----------   -----------   -----------   -----------   -----------

Mortgage Lending
   Accounts payable and accrued expenses........          - -           - -        23,021       (11,563)       11,458
   Line of credit...............................          - -           - -        21,990           - -        21,990
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -        45,011       (11,563)       33,448
                                                  -----------   -----------   -----------   -----------   -----------
         Total Liabilities......................      366,668       333,267        71,113      (341,270)      429,778
                                                  -----------   -----------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock..............................          - -           - -            10           (10)          - -
   Common Stock.................................          226            19            82          (101)          226
   Additional paid-in capital...................      136,022       144,756       224,914      (369,670)      136,022
   Retained earnings............................       87,476        18,960      (163,854)      144,894        87,476

   Less treasury stock..........................      (18,691)          - -            (9)            9       (18,691)
                                                  -----------   -----------   -----------   -----------   -----------
         Total Stockholders' Equity.............      205,033       163,735        61,143      (224,878)      205,033
                                                  -----------   -----------   -----------   -----------   -----------

         Total Liabilities and Stockholders'
           Equity...............................  $   571,701   $   497,002   $   132,256   $  (566,148)  $   634,811
                                                  ===========   ===========   ===========   ===========   ===========

                                       Supplemental Combining Balance Sheet
                                                 December 31, 1994
                                                  (In thousands)

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
ASSETS
Corporate
   Cash and cash equivalents....................  $    31,210   $       - -   $       - -   $       - -   $    31,210
   Investments in subsidiaries..................      327,021        12,682        16,948      (356,651)          - -
   Advances and notes receivable - Parent and
     subsidiaries...............................      145,900           - -       106,486      (252,386)          - -
   Property and equipment, net..................        9,962           - -           - -           - -         9,962
   Deferred income taxes........................       11,944           - -           - -           - -        11,944
   Deferred issue costs, net....................       10,621           - -           - -           - -        10,621
   Other assets, net............................        3,017           - -           253           - -         3,270
                                                  -----------   -----------   -----------   -----------   -----------
                                                      539,675        12,682       123,687      (609,037)       67,007
                                                  -----------   -----------   -----------   -----------   -----------

Homebuilding
   Cash and cash equivalents....................          - -         9,656           506           - -        10,162
   Home sales and other accounts receivable.....          243        23,572           - -       (11,307)       12,508
   Investments and marketable securities, net...        6,089           - -           - -           - -         6,089
   Inventories, net
     Housing completed or under construction....          - -       272,031         8,288           - -       280,319
     Land and land under development............          - -       153,315        31,153          (630)      183,838
   Prepaid expenses and other assets, net.......        6,601        33,900         3,474           - -        43,975
                                                  -----------   -----------   -----------   -----------   -----------
                                                       12,933       492,474        43,421       (11,937)      536,891
                                                  -----------   -----------   -----------   -----------   -----------

Mortgage Lending
   Cash and cash equivalents....................          - -           - -         1,607           - -         1,607
   Restricted cash..............................          - -           - -         2,650           - -         2,650
   Accrued interest and other assets, net.......          - -           - -         1,447           - -         1,447
   Mortgage loans held in inventory, net........          - -           - -        44,368           - -        44,368
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -        50,072           - -        50,072
                                                  -----------   -----------   -----------   -----------   -----------

Asset Management
   Cash and cash equivalents....................          - -           - -           585           - -           585
   Mortgage Collateral, net of mortgage-backed
     bonds, and related assets and liabilities..          - -           - -         3,700           - -         3,700
   Other loans and assets, net..................          - -           - -         6,316           - -         6,316
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -        10,601           - -        10,601
                                                  -----------   -----------   -----------   -----------   -----------
         Total Assets...........................  $   552,608   $   505,156   $   227,781   $  (620,974)  $   664,571
                                                  ===========   ===========   ===========   ===========   ===========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1994
                                                  (In thousands)

(continued)

                                                              Unconsolidated
                                                  ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses........  $    34,192   $       - -   $       789   $       - -   $    34,981
   Advances and notes payable - Parent and
     subsidiaries...............................       78,665       175,273         6,992      (260,930)          - -
   Income taxes payable.........................       11,166           - -           - -           - -        11,166
   Notes payable................................        3,583           - -           - -           - -         3,583
   Senior Notes, net............................      187,352           - -           - -           - -       187,352
   Subordinated notes, net......................       38,217           - -           - -           - -        38,217
                                                  -----------   -----------   -----------   -----------   -----------
                                                      353,175       175,273         7,781      (260,930)      275,299
                                                  -----------   -----------   -----------   -----------   -----------

Homebuilding
   Accounts payable and accrued expenses........        2,562        71,392         1,445           - -        75,399
   Lines of credit..............................          - -        62,332           - -           - -        62,332
   Notes payable................................        4,576        18,857        10,152           - -        33,585
                                                  -----------   -----------   -----------   -----------   -----------
                                                        7,138       152,581        11,597           - -       171,316
                                                  -----------   -----------   -----------   -----------   -----------

Mortgage Lending
   Accounts payable and accrued expenses........          - -           - -        13,757       (11,307)        2,450
   Line of credit...............................          - -           - -        23,211           - -        23,211
                                                  -----------   -----------   -----------   -----------   -----------
                                                          - -           - -        36,968       (11,307)       25,661
                                                  -----------   -----------   -----------   -----------   -----------

         Total Liabilities......................      360,313       327,854        56,346      (272,237)      472,276
                                                  ----------- -------------   -----------   -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock..............................          - -           - -            10           (10)          - -
   Common Stock.................................          212            18           120          (138)          212
   Additional paid-in capital...................      133,934       144,756       234,578      (379,334)      133,934
   Retained earnings............................       71,502        32,528       (63,264)       30,736        71,502

   Less treasury stock..........................      (13,353)          - -            (9)            9       (13,353)
                                                  -----------   -----------   -----------   -----------   -----------
         Total Stockholders' Equity.............      192,295       177,302       171,435      (348,737)      192,295
                                                  -----------   -----------   -----------   -----------   -----------

         Total Liabilities and Stockholders'
           Equity...............................  $   552,608   $   505,156   $   227,781   $  (620,974)  $   664,571
                                                  ===========   ===========   ===========   ===========   ===========


                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                           Year Ended December 31, 1995

                                                              Unconsolidated
                                                  ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.................................  $       393   $   839,913   $        56   $       - -   $   840,362
   Mortgage Lending.............................          - -           - -        17,559           - -        17,559
   Asset Management.............................          - -           - -         6,389           - -         6,389
   Corporate....................................        1,546           - -           - -           - -         1,546
   Equity in earnings of subsidiaries...........       24,353           - -           - -       (24,353)          - -
                                                  -----------   -----------   -----------   -----------   -----------
         Total Revenues.........................       26,292       839,913        24,004       (24,353)      865,856
                                                  -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.................................          555       805,804           685           300       807,344
   Mortgage Lending.............................          - -           - -         8,271           - -         8,271
   Asset Management.............................          - -           - -         2,339           - -         2,339
   Corporate general and administrative.........       13,416           - -            62           - -        13,478
   Corporate and homebuilding interest..........      (14,330)       20,477         1,512           114         7,773
                                                  -----------   -----------   -----------   -----------   -----------
         Total Expenses.........................         (359)      826,281        12,869           414       839,205
                                                  -----------   -----------   -----------   -----------   -----------

Income before income taxes......................       26,651        13,632        11,135       (24,767)       26,651
Provision for income taxes......................        9,401         5,180         3,127        (8,307)        9,401
                                                  -----------   -----------   -----------   -----------   -----------

NET INCOME......................................  $    17,250   $     8,452   $     8,008   $   (16,460)  $    17,250
                                                  ===========   ===========   ===========   ===========   ===========

                                           Year Ended December 31, 1994

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                Guarantor      Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.................................  $       131   $   794,542   $     3,400   $    (4,280)  $   793,793
   Mortgage Lending.............................          - -           - -        15,850           - -        15,850
   Asset Management.............................          - -           - -         6,245           - -         6,245
   Corporate....................................        1,294           - -            63           - -         1,357
   Equity in earnings of subsidiaries...........       36,187         4,351         2,230       (42,768)          - -
                                                  -----------   -----------   -----------   -----------   -----------
         Total Revenues.........................       37,612       798,893        27,788       (47,048)      817,245
                                                  -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.................................        2,432       746,278         3,122        (2,503)      749,329
   Mortgage Lending.............................          - -           - -         8,899           - -         8,899
   Asset Management.............................          - -           - -         3,449           - -         3,449
   Corporate general and administrative.........       14,876           - -           256           - -        15,132
   Corporate and homebuilding interest..........      (10,678)       18,144         3,836        (1,848)        9,454
                                                  -----------   -----------   -----------   -----------   -----------
         Total Expenses.........................        6,630       764,422        19,562        (4,351)      786,263
                                                  -----------   -----------   -----------   -----------   -----------

Income before income taxes......................       30,982        34,471         8,226       (42,697)       30,982
Provision for income taxes......................       11,727        13,444         3,208       (16,652)       11,727
                                                  -----------   -----------   -----------   -----------   -----------


NET INCOME......................................  $    19,255   $    21,027   $     5,018   $   (26,045)  $    19,255
                                                  ===========   ===========   ===========   ===========   ===========

                                    F-28

                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                           Year Ended December 31, 1993

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                  Guarantor    Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding...............................    $       244   $   596,620   $    17,468   $   (17,519)  $   596,813
   Mortgage Lending...........................            - -           - -        19,725           - -        19,725
   Asset Management...........................            - -           - -        16,782        (1,373)       15,409
   Corporate..................................          2,082           - -           280            14         2,376
   Equity in earnings of subsidiaries.........         26,257         5,277           - -       (31,534)          - -
                                                  -----------   -----------   -----------   -----------   -----------
         Total Revenues.......................         28,583       601,897        54,255       (50,412)      634,323
                                                  -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding...............................         (1,258)      575,649        12,824       (12,898)      574,317
   Mortgage Lending...........................            - -           - -        12,217           - -        12,217
   Asset Management...........................            - -           - -         6,413           - -         6,413
   Corporate general and administrative.......         14,757           - -           133           - -        14,890
   Corporate and homebuilding interest........             52         9,460         3,712        (1,770)       11,454
                                                  -----------   -----------   -----------   -----------   -----------
         Total Expenses.......................         13,551       585,109        35,299       (14,668)      619,291
                                                  -----------   -----------   -----------   -----------   -----------

Income before income taxes and extraordinary
   gain ......................................         15,032        16,788        18,956       (35,744)       15,032
Provision for income taxes....................          4,976         6,561         6,673       (13,234)        4,976
                                                  -----------   -----------   -----------   -----------   -----------

Income before extraordinary gain .............         10,056        10,227        12,283       (22,510)       10,056

Extraordinary gain from early extinguishment
   of debt, net of income taxes ..............         15,823           - -           - -           - -        15,823
                                                  -----------   -----------   -----------   -----------   -----------

NET INCOME....................................    $    25,879   $    10,227   $    12,283   $   (22,510)  $    25,879
                                                  ===========   ===========   ===========   ===========   ===========


                                  Supplemental Combining Statement of Cash Flows
                                           Year Ended December 31, 1995
                                                  (In thousands)

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                  Guarantor    Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES.................................    $    33,423   $       921   $  (100,404)  $    88,613   $    22,553
                                                  -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES:
   Net proceeds from Mortgage Collateral, net
     of mortgage-backed bonds, and
     mortgage-related assets and liabilities..            - -           - -         4,596           - -         4,596
   Changes in Investments and Marketable
     Securities, net..........................           (414)          - -           - -           - -          (414)
   Changes in advances and notes receivable -
     Parent and subsidiaries..................        (64,756)         (350)       84,936       (19,830)          - -
   Changes in Restricted Cash.................            - -           - -         2,650           - -         2,650
   Other, net.................................           (624)        1,832           688           - -         1,896
                                                  -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities.................................        (65,794)        1,482        92,870       (19,830)        8,728
                                                  -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES:
   Net Increase in Borrowings from Parent and
     subsidiaries.............................         19,860        35,874        13,049       (68,783)          - -
   Lines of Credit
     Advances.................................            - -       741,053           - -           - -       741,053
     Principal payments.......................            - -      (759,895)       (1,221)          - -      (761,116)
   Notes Payable
     Borrowings...............................            - -         1,114           - -           - -         1,114
     Principal payments.......................           (992)      (25,151)       (1,547)          - -       (27,690)
   Treasury Stock Purchases...................         (5,466)          - -           - -           - -        (5,466)
   Dividend Payments..........................         (2,153)          - -           - -           - -        (2,153)
   Other, net.................................            208           - -           - -           - -           208
                                                  -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Financing
   Activities.................................         11,457        (7,005)       10,281       (68,783)      (54,050)
                                                  -----------   -----------   -----------   -----------   -----------

Net (Decrease) Increase in Cash and Cash
   Equivalents................................        (20,914)       (4,602)        2,747           - -       (22,769)

Cash and Cash Equivalents
   Beginning of Year..........................         31,210         9,656         2,698           - -        43,564
                                                  -----------   -----------   -----------   -----------   -----------

   End of Year................................    $    10,296   $     5,054   $     5,445   $       - -   $    20,795
                                                  ===========   ===========   ===========   ===========   ===========

                                  Supplemental Combining Statement of Cash Flows
                                           Year Ended December 31, 1994
                                                  (In thousands)

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                  Guarantor    Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES.................................    $   (22,467)  $   (29,215)  $     3,239   $    11,653   $   (36,790)
                                                  -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES:
     Net proceeds from Mortgage Collateral,
       net of mortgage-backed bonds, and
       mortgage-related assets and liabilities            - -         1,679        (9,465)          - -        (7,786)
   Changes in Investments and Marketable
     Securities, net..........................         (6,377)          - -           - -           - -        (6,377)
   Redemption of Metropolitan District Bonds..         14,000         2,395           - -           - -        16,395
   Affiliate Notes Receivable.................         13,282           - -        11,097       (24,379)          - -
   Changes in Restricted Cash.................            - -           - -        16,159           - -        16,159
   Other, net.................................           (301)        1,424          (246)          - -           877
                                                  -----------   -----------   -----------   -----------   -----------
Net Cash Provided By Investing Activities.....         20,604         5,498        17,545       (24,379)       19,268
                                                  -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES:
   Net Increase (Reduction) in Borrowings
     from Parent and subsidiaries.............         (1,623)       18,905       (12,675)       (4,607)          - -
   Lines of Credit
     Advances.................................            - -       641,874           - -           - -       641,874
     Principal payments.......................            - -      (606,160)       (6,289)          - -      (612,449)
   Notes Payable
     Borrowings...............................            - -        15,870           - -           - -        15,870
     Principal payments.......................         (5,370)      (37,575)       (1,890)          - -       (44,835)
   Maturity of Affiliate-Owned Debt...........            - -       (17,333)          - -        17,333           - -
   Treasury Stock Purchases...................         (1,505)          - -           - -           - -        (1,505)
   Dividend Payments..........................         (1,141)          - -           - -           - -        (1,141)
   Other, net.................................            269           - -           - -           - -           269
                                                  -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities.................................         (9,370)       15,581       (20,854)       12,726        (1,917)
                                                  -----------   -----------   -----------   -----------   -----------
Net Decrease in Cash and Cash Equivalents.....        (11,233)       (8,136)          (70)          - -       (19,439)

Cash and Cash Equivalents
   Beginning of Year..........................         42,443        17,792         2,768           - -        63,003
                                                  -----------   -----------   -----------   -----------   -----------
   End of Year................................    $    31,210   $     9,656   $     2,698   $       - -   $    43,564
                                                  ===========   ===========   ===========   ===========   ===========


                                  Supplemental Combining Statement of Cash Flows
                                           Year Ended December 31, 1993
                                                  (In thousands)

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                 Non-
                                                                  Guarantor    Guarantor    Eliminating   Consolidated
                                                      MDC      Subsidiaries   Subsidiaries    Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES.........    $    (5,410)  $   (10,084)  $   (13,562)  $    (5,181)  $   (34,237)
                                                  -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES:
   Net proceeds from Mortgage Collateral, net
     of mortgage-backed bonds, and
     mortgage-related assets and liabilities..            - -           801        16,327           - -        17,128
   Changes in Investments and Marketable
     Securities...............................         12,000           - -           - -           - -        12,000
   Investment in Metropolitan District Bonds..         (8,700)          - -           - -           - -        (8,700)
   Proceeds From Affiliate Debt Maturity......            - -            20         1,750        (1,770)          - -
   Affiliate Notes Receivable.................          6,406           - -         4,120       (10,526)          - -
   Changes in Restricted Cash.................            - -           - -        13,071           - -        13,071
   Other, net.................................         (3,054)         (318)         (704)          - -        (4,076)
                                                  -----------   -----------   -----------   -----------   -----------
Net Cash Provided By Investing Activities.....          6,652           503        34,564       (12,296)       29,423
                                                  -----------   -----------   -----------   -----------   -----------
FINANCING ACTIVITIES:
   Net Increase (Reduction) in Borrowings
     from Parent and subsidiaries.............        (20,758)       26,761       (11,346)        5,343           - -
   Lines of Credit
     Advances.................................          2,887       349,523           - -           - -       352,410
     Principal payments.......................         (4,921)     (351,532)       (8,934)          - -      (365,387)
   Notes Payable
     Borrowings...............................            - -        75,493         3,836           - -        79,329
     Principal payments.......................       (103,607)      (85,010)       (4,323)          - -      (192,940)
   Senior and Subordinated Notes
     Net proceeds.............................        204,013           - -           - -           - -       204,013
     Payments.................................        (54,518)          - -           - -            20       (54,498)
   Maturity of Affiliate-Owned Debt...........         (1,750)          - -           - -         1,750           - -
   Affiliate notes payable....................            - -       (10,256)          - -        10,256           - -
   Treasury Stock Purchases...................        (15,173)          - -           - -           - -       (15,173)
   Other, net.................................           (965)         (108)          - -           108          (965)
                                                  -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities.................................          5,208         4,871       (20,767)       17,477         6,789
                                                  -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) in Cash and Cash
   Equivalents................................          6,450        (4,710)          235           - -         1,975

Cash and Cash Equivalents
   Beginning of Year..........................         35,993        22,502         2,533           - -        61,028
                                                  -----------   -----------   -----------   -----------   -----------
   End of Year................................    $    42,443   $    17,792   $     2,768   $       - -   $    63,003
                                                  ===========   ===========   ===========   ===========   ===========

Summary of Significant Accounting Policies:

         Investments in subsidiaries are accounted for on the equity method for purposes of the supplemental information. The Guarantors follow the accounting policies set forth in Note A.

         Related Parties. The Guarantors are members of a group of affiliated companies and have transactions and relationships with members of the group.

         MDC   charges   the   Guarantors   for  a  share  of  its  general  and
administrative   expenses,   which  amounted  to   $4,332,000,   $3,926,000  and
$2,654,000, respectively, in 1995, 1994 and 1993.

         MDC pays costs associated with certain litigation and other significant claims against the Guarantors which it considers to be general corporate expenses. Amounts paid by MDC on behalf of the Guarantors amounted to approximately $270,000, $769,000, and $3,481,000, respectively, in 1995, 1994 and 1993. In 1995, MDC recovered a portion of such payments.

         Advances and notes receivable/payable - Parent (M.D.C. Holdings, Inc.) and subsidiaries consists, among other things, of ongoing activities relating to the Guarantors' participation in MDC's cash management system and current and deferred income taxes.

         Income taxes. The Guarantors report their results of operations as if they were separate taxpayers. The current tax liabilities and deferred income tax assets and liabilities of the Guarantors are reported in the financial statements in the Advances and notes receivable/payable -Parent and subsidiaries accounts.

O.  Related Party Transactions

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         FAMC has agreements with Asset Investors Corporation and Commercial Assets, Inc., each a publicly-traded REIT, to advise them on various facets of their business and to manage their day-to-day operations subject to the supervision of their respective boards of directors. FAMC earned fees from management and administration, including from acquisitions and incentives from these agreements which are included in asset management revenues of $3,324,000, $2,780,000 and $2,180,000 during 1995, 1994 and 1993 respectively.

         The Company acquired certain assets from Messrs. Mizel and Mandarich in February 1994. See Note G.

         On December 28, 1989, MDC granted loans to Messrs. Mizel and Mandarich for purposes of purchasing shares of common stock of Richmond Homes. On February 2, 1994, in conjunction with MDC's acquisition of Richmond Homes common stock from Messrs. Mizel and Mandarich as discussed in Note G, MDC exchanged these loans for new loans of equal amount. Each of the notes evidencing the new loans now provides that, upon sale of any of the MDC Common Stock acquired by Messrs. Mizel and Mandarich in exchange for their respective Richmond Homes common stock, the cash proceeds shall be remitted to the Company in payment of accrued interest and principal under the notes. The new loans, which mature in 1999, bear interest at 8.0% and are unsecured. At both December 31, 1995 and 1994, $840,000 of such loans were outstanding. Interest income of $67,200 was recognized on these loans in each of 1995, 1994 and 1993.

         During 1995, certain eligible executives of the Company exercised options to purchase 824,414 shares of MDC Common Stock and borrowed $1,361,000 in aggregate under the Option Purchase Program. See Note G.

         The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer and director of the Company. During 1995, 1994 and 1993, the Company paid $7,372,000, $11,880,000 and $11,557,000, respectively, for plumbing, door and millwork services provided by these companies.

         The Company leases office space and furniture to certain organizations in which certain officers and/or directors of the Company have an ownership interest. The rental revenue from those leases totalled $320,000 $250,000 and $259,000, respectively, in 1995, 1994 and 1993.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $188,000, $275,000 and $246,000, respectively, in 1995, 1994 and 1993.

P.  Summarized Quarterly Consolidated Financial Information (Unaudited)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1995 is as follows (in thousands, except per share amounts):

                                                                          Quarter
                                                     Fourth         Third        Second         First
                                                  -----------   -----------   -----------   -----------
1995
Revenues........................................  $   227,174   $   233,471   $   214,119   $   191,092
                                                  ===========   ===========   ===========   ===========

       Net Income...............................  $     3,306   $     5,545   $     4,331   $     4,068
                                                  ===========   ===========   ===========   ===========

Earnings Per Share

         Primary................................  $       .17   $       .28   $       .21   $       .20
                                                  ===========   ===========   ===========   ===========
         Fully Diluted..........................  $       .16   $       .25   $       .20   $       .19
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
         Primary................................       20,021        20,052        20,305        20,323
                                                  ===========   ===========   ===========   ===========
         Fully Diluted..........................       23,649        23,736        24,006        23,936
                                                  ===========   ===========   ===========   ===========



1994
Revenues........................................  $   242,652   $   212,643   $   195,811   $   166,139
                                                  ===========   ===========   ===========   ===========

       Net Income...............................  $     4,325   $     5,420   $     5,704   $     3,806
                                                  ===========   ===========   ===========   ===========

Earnings Per Share

         Primary................................  $       .21   $       .26   $       .28   $       .19
                                                  ===========   ===========   ===========   ===========
         Fully Diluted..........................  $       .20   $       .24   $       .25   $       .18
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
         Primary................................       20,320        20,499        20,480        20,326
                                                  ===========   =========== =============   ===========
         Fully Diluted..........................       23,939        24,111        24,094        23,939
                                                  ===========   ===========   ===========   ===========


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners to be held on or about May 3, 1996.

ITEM 11.  Executive Compensation.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners to be held on or about May 3, 1996.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners to be held on or about May 3, 1996.

ITEM 13.  Certain Relationships and Related Transactions.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners to be held on or about May 3, 1996.

                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1.  Financial Statements.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8:

                                                                        Page
                                                                        ----
M.D.C. Holdings, Inc. and Subsidiaries
  Report of Independent Accountants...............................       F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1994....       F-3
  Consolidated Statements of Income for the Three Years Ended
    December 31, 1995.............................................       F-5
  Consolidated Statements of Stockholders' Equity for the
    Three Years Ended December 31, 1995...........................       F-6
  Consolidated Statements of Cash Flows for the Three Years
    Ended December 31, 1995.......................................       F-7
  Notes to Consolidated Financial Statements......................       F-9

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

     4.3(b) First Supplemental Indenture, dated as of February 2, 1994, to the Senior Notes Indenture (incorporated herein by reference to Exhibit 4.4(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     4.4 Form of Convertible Notes Indenture, dated as of December 15, 1993, by and between the Company and First Bank National Association, a National Association, as Trustee, with respect to the Company's 8 3/4% Convertible Subordinated Notes due 2005, including form of Convertible Note (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K dated January 11, 1994). *

     4.5 Loan Agreement and related Promissory Note between Richmond American Homes, Inc., Richmond American Homes of California, Inc., Richmond Homes, Inc. I, Richmond Homes, Inc. II and Richmond American Homes of Nevada, Inc., all wholly owned subsidiaries of the Company and Bank One, Arizona, N.A. ("Bank One") dated June 13, 1994 (incorporated herein by reference to
                  Exhibit 4.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     4.6 Guaranty of Payment between the Company and Bank One dated June 13, 1994 (incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     4.9 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 1 dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     4.10 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 2, dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     10.1(a)      The  Company's  1983  Incentive   Stock  Option  Plan
                  (incorporated   herein  by  reference  to Exhibit 10.4 of the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1982). *

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

     10.3 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders).*

     10.4 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders).*

     10.5(a) Amended Management Agreement between Asset Investors Corporation ("AIC") and Financial Asset Management Corporation ("FAMC") dated as of January 1, 1990 (incorporated herein by reference to Exhibit 10.8(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1989). *

     10.5(b) Amended Management Agreement between AIC and FAMC dated as of January 1, 1991 (incorporated herein by reference to Exhibit 19 of the Company's Quarterly Report on Form 10-Q dated June 30, 1991). *

     10.5(c) Amended Management Agreement between AIC and FAMC dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.3(c) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.5(d) Management Agreement between AIC and FAMC dated as of January 1, 1993 (incorporated herein by reference to Exhibit 10.5(d) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.5(e) Amendment to Management Agreement dated as of January 1, 1993 between AIC and FAMC dated as of October 12, 1993 (incorporated herein by reference to Exhibit 10.5(e) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.5(f) Management Agreement between AIC and FAMC dated as of January 1, 1994 (incorporated herein by reference to Exhibit 10.5(f) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.5(g) Management Agreement between Commercial Assets, Inc. ("CAI") and FAMC dated as of August __, 1993 (incorporated herein by reference to Exhibit 10.5(g) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.5(h) Management Agreement between CAI and FAMC dated as of October 12, 1993 (incorporated herein by reference to Exhibit 10.5(h) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.5(i) Management Agreement Amendment between AIC and FAMC dated as of January 1, 1996.

     10.5(j) Management Agreement Amendment between CAI and FAMC dated as of January 1, 1996.

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

     10.7(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.7(c) Form of Indemnity Agreement entered into between the Registrant and John J. Heaney dated as of May 12, 1989 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990). *

     10.7(d) Form of Agreement, relating to the advancement of expenses and indemnification, entered into between the Registrant and each of its current and former officers and directors named in certain securities litigation (incorporated herein by reference to Exhibit 10.18(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.8 Indemnification Agreement by and among the Company and Larry A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989). *

     10.9 Promissory Note in the amount of $559,920 from Mizel to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.10 Promissory Note in the amount of $280,080 from Mandarich to the Company February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.11 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.12 Letter Agreement effective October 1, 1994 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

     10.13        MDC 401(k) Savings Plan  (incorporated  herein by reference to
                  Exhibit 10.31(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*
     10.16 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Shareowners). *

     10.17 Employment Agreement between the Company and Michael Touff dated December 31, 1994 (incorporated herein by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1994).*

     10.18 M.D.C. Holdings, Inc. Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated
                  March 31, 1995).*

     10.19 (a)    Agreement  effective  April 1, 1996 between M.D.C.  Holdings,
                  Inc.,  M.D.C.  Residual  Holdings, Inc.,  Financial Asset
                  Management Corporation, Financial Asset Management LLC and Spencer I. Browne.

     10.19 (b)    Employment  Agreement  effective  April 1, 1996  between
                  M.D.C.  Holdings,  Inc.  and Spencer I. Browne.

     10.19 (c)    Non-Negotiable  Promissory  Note  of  Spencer  I.  Browne
                  payable to Financial Asset Management LLC dated April 1, 1996.

     10.19 (d)    Pledge  Agreement  effective April 1, 1996 between  Financial
                  Asset Management LLC and Spencer I. Browne.

     21           Subsidiaries of the Company.

     23           Consent of Price Waterhouse LLP.

     27           Financial Data Schedule.

-------------------

* Incorporated herein by reference.

     (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                           `       SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 27th day of March, 1996 on its behalf by the undersigned, thereunto duly authorized.
                              M.D.C. HOLDINGS, INC.
                                  (Registrant)

                                      By:     /s/ LARRY A. MIZEL
                                              -------------------------
                                              Larry A. Mizel
                                              Chief Executive Officer

                                      By:     /s/ PARIS G. REECE III
                                              -------------------------
                                              Paris G. Reece III
                                              Senior Vice President,
                                              Chief Financial Officer
                                              and Principal Accounting Officer

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

        Signature                      Title                          Date

/s/ LARRY A. MIZEL         Chairman of the Board of Directors    March 27, 1996
------------------------   and Chief Executive Officer
   Larry A. Mizel

/s/ SPENCER I. BROWNE      Director, President and               March 27, 1996
------------------------   Co-Chief Operating Officer
   Spencer I. Browne

/s/ DAVID D. MANDARICH     Director, Executive Vice              March 27, 1996
------------------------   President - Real Estate and
   David D. Mandarich      Co-Chief Operating Officer

/s/ STEVEN J. BORICK       Director                              March 27, 1996
------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN      Director                              March 27, 1996
------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER       Director                             March 27, 1996
------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD     Director                             March 27, 1996
------------------------
   Herbert T. Buchwald

                    (A Majority of the Board of Directors)