Form 10-Q
period 1996-03-31
MDC HOLDINGS INC
filed 1996-05-15
CIK 773141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                  As of April 18, 1996, 18,801,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of March 31, 1996 (Unaudited)
                           and December 31, 1995.........................     1

                         Statements of Income (Unaudited) for the three
                           months ended March 31, 1996 and 1995..........     3

                         Statements of Cash Flows (Unaudited) for the
                           three months ended March 31, 1996 and 1995....     4

                         Notes to Financial Statements (Unaudited).......     6

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............    17

Part II.       Other Information:

               Item 1.   Legal Proceedings...............................    29

               Item 4.   Submission of Matters to a Vote of Shareowners..    30

               Item 6.   Exhibits and Reports on Form 8-K................    30


                                        (i)

                                               M.D.C. HOLDINGS, INC.
                                       Condensed Consolidated Balance Sheets
                                                  (In thousands)

                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                  -----------   -----------
ASSETS                                                                             (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $   10,013    $    10,290
   Property and equipment, net.................................................        9,549          9,550
   Deferred income taxes.......................................................        8,669         13,730
   Deferred issue costs, net...................................................        9,746          9,931
   Other assets, net...........................................................        3,737          3,830
                                                                                  ----------    -----------
                                                                                      41,714         47,331

Homebuilding
   Cash and cash equivalents...................................................       10,074          5,096
   Home sales and other accounts receivable....................................       19,710         26,192
   Investments and marketable securities, net..................................        6,560          6,481
   Inventories, net
     Housing completed or under construction...................................      279,507        265,205
     Land and land under development...........................................      171,802        176,960
   Prepaid expenses and other assets, net......................................       41,503         42,111
                                                                                  ----------    -----------
                                                                                     529,156        522,045

Financial Services
   Cash and cash equivalents...................................................        1,448          5,409
   Accrued interest and other assets, net......................................        4,304          3,129
   Mortgage loans held in inventory, net.......................................       50,956         53,153
   Mortgage Collateral, net of mortgage-backed bonds, and related assets and
     liabilities...............................................................        3,925          3,744
                                                                                  ----------    -----------
                                                                                      60,633         65,435

         Total Assets..........................................................   $  631,503    $   634,811
                                                                                  ==========    ===========


         See notes to condensed consolidated financial statements.
                                     -1-

                                               M.D.C. HOLDINGS, INC.
                                       Condensed Consolidated Balance Sheets
                                       (In thousands, except share amounts)

                                                                                    March 31,   December 31,
                                                                                      1996          1995
                                                                                  -----------   -----------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    20,791   $    18,258
   Income taxes payable........................................................        8,564        11,930
   Notes payable...............................................................        3,525         3,537
   Senior Notes, net...........................................................      187,572       187,525
   Subordinated notes, net.....................................................       38,222        38,221
                                                                                 -----------   -----------
                                                                                     258,674       259,471
Homebuilding
   Accounts payable and accrued expenses.......................................       89,310        82,164
   Lines of credit.............................................................       42,359        43,490
   Notes payable...............................................................        8,301        10,571
                                                                                 -----------   -----------
                                                                                     139,970       136,225
Financial Services
   Accounts payable and accrued expenses.......................................       10,143        12,092
   Line of credit..............................................................       15,013        21,990
                                                                                 -----------   -----------
                                                                                      25,156        34,082
         Total Liabilities.....................................................      423,800       429,778
                                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..          - -           - -
   Common Stock, $.01 par value; 100,000,000 shares authorized; 22,606,000
     shares issued at March 31, 1996 and   December 31, 1995...................          226           226
   Additional paid-in capital..................................................      135,884       136,022
   Retained earnings...........................................................       91,595        87,476
                                                                                 -----------   -----------
                                                                                     227,705       223,724
   Less treasury stock, at cost; 3,332,000 and 3,157,000 shares, respectively,
     at March 31, 1996 and December 31, 1995...................................      (20,002)      (18,691)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      207,703       205,033
                                                                                 -----------   -----------

         Total Liabilities and Stockholders' Equity............................  $   631,503   $   634,811
                                                                                 ===========   ===========


         See notes to condensed consolidated financial statements.
                                     -2-

                                               M.D.C. HOLDINGS, INC.
                                    Condensed Consolidated Statements of Income
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                      1996          1995
                                                                                  -----------   -----------
REVENUES
   Homebuilding...............................................................    $   191,276   $   184,529
   Financial Services.........................................................          7,738         6,150
   Corporate..................................................................            232           413
                                                                                  -----------   -----------

       Total Revenues.........................................................        199,246       191,092
                                                                                  -----------   -----------

COSTS AND EXPENSES

   Homebuilding...............................................................        185,242       176,520
   Financial Services.........................................................          2,742         2,394
   Corporate general and administrative.......................................          2,601         3,127
   Corporate and homebuilding interest (Note C)...............................          1,851         2,839
                                                                                  -----------   -----------

       Total Expenses.........................................................        192,436       184,880
                                                                                  -----------   -----------

Income before income taxes....................................................          6,810         6,212
Provision for income taxes....................................................          2,486         2,144
                                                                                  -----------   -----------

Net Income....................................................................    $     4,324   $     4,068
                                                                                  ===========   ===========

EARNINGS PER SHARE

   Primary....................................................................    $       .22   $       .20
                                                                                  ===========   ===========

   Fully diluted..............................................................    $       .20   $       .19
                                                                                  ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary....................................................................         19,863        20,323
                                                                                  ===========   ===========

   Fully diluted..............................................................         23,510        23,936
                                                                                  ===========   ===========

DIVIDENDS PER SHARE...........................................................    $       .03   $       .02
                                                                                  ===========   ===========


         See notes to condensed consolidated financial statements.
                                     -3-

                                             M.D.C. HOLDINGS, INC.
                              Condensed Consolidated Statements of Cash Flows
                                                (In thousands)
                                                  (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                             1996          1995
                                                                         -----------   -----------
OPERATING ACTIVITIES
 Net Income..........................................................    $     4,324   $     4,068
 Adjustments To Reconcile Net Income To Net Cash Provided By
   Operating Activities:
      Depreciation and amortization..................................          2,519         2,123
      Deferred income taxes..........................................          5,061           109
      Gains on sales of mortgage-related assets......................           (935)          - -
 Net Changes In Assets and Liabilities
      Mortgage loans held in inventory...............................          2,197         4,199
      Homebuilding inventories.......................................         (9,178)        1,257
      Receivables....................................................          6,482        (4,530)
      Accounts payable and accrued expenses..........................          4,393        (6,476)
      Other, net.....................................................         (2,431)        3,565
                                                                         ------------  -----------

Net Cash Provided By Operating Activities............................         12,432         4,315
                                                                         -----------   -----------

INVESTING ACTIVITIES

 Net Proceeds From Mortgage-Related Assets and Liabilities...........            693           (92)
 Other, net..........................................................            (31)          368
                                                                         -----------   -----------

Net Cash Provided By Investing Activities............................            662           276
                                                                         -----------   -----------


(Continued)

         See notes to condensed consolidated financial statements.
                                      -4-

                                            M.D.C. HOLDINGS, INC.
                              Condensed Consolidated Statements of Cash Flows
                                                (In thousands)
                                                  (Unaudited)

(Continued)

                                                                             Three Months
                                                                             Ended March 31,
                                                                           1996           1995
                                                                      ------------   ------------
FINANCING ACTIVITIES
Lines of Credit
     Advances.......................................................  $    179,344   $    155,308
     Principal payments.............................................      (187,452)      (172,586)
Notes Payable
     Borrowings.....................................................           480          1,075
     Principal payments.............................................        (2,770)        (8,315)
Treasury Stock Repurchases..........................................        (1,645)           - -
Dividend Payments...................................................          (576)          (387)
Other, net..........................................................           265            279
                                                                      ------------   ------------

Net Cash Used In Financing Activities...............................       (12,354)       (24,626)
                                                                      ------------   ------------

Net Increase (Decrease) In Cash and Cash Equivalents................           740        (20,035)

Cash and Cash Equivalents

     Beginning Of Period............................................        20,795         43,564
                                                                      ------------   ------------

     End Of Period..................................................  $     21,535   $     23,529
                                                                      ============   ============

                                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:

     Interest, net of amounts capitalized..........................          NA(1)           NA(1)

     Income taxes..................................................  $        990    $        657

        (1)  Interest capitalized exceeded interest paid during the period.

                                 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Homebuilding land inventory sales financed by MDC...................  $        - -   $        156
Homebuilding inventory purchases financed by seller.................           - -          1,688


         See notes to condensed consolidated financial statements.
                                     -5-

                              M.D.C. HOLDINGS, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1996 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

         Price Waterhouse LLP has made a review, and not an audit, of the unaudited condensed consolidated financial statements of the Company for the three-month periods ended March 31, 1996 and 1995 (based on procedures adopted by the American Institute of Certified Public Accountants) as set forth in their separate report dated April 24, 1996, which is included as an exhibit to this Form 10-Q. This report is not a "report" within the meaning of Sections 7 and 11 of the Securities Act of 1933, and the independent accountant's liability under
Section 11 does not extend to it.

         Certain   reclassifications  have  been  made  in  the  1995  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services (which consists of mortgage lending and asset management operations). A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                          1996          1995
                                                      -----------    -----------
Homebuilding
     Home sales..................................     $   186,023    $   182,064
     Land sales..................................           5,159          2,313
     Other revenues..............................              94            152
                                                      -----------    -----------

                                                          191,276        184,529
                                                      -----------    -----------
     Home cost of sales..........................         160,816        157,015
     Land cost of sales..........................           4,932          1,993
     Marketing...................................          11,982         11,117
     General and administrative..................           7,512          6,395
                                                      -----------    -----------

                                                          185,242        176,520
                                                      -----------    -----------
         Homebuilding Operating Profit...........           6,034          8,009
                                                      -----------    -----------


                                                             Three Months
                                                            Ended March 31,
                                                          1996          1995
                                                      -----------    -----------
Financial Services
  Mortgage Lending Revenues
       Interest revenues.........................     $       805    $       693
       Origination fees..........................           1,389          1,074
       Gains on sale of mortgage servicing.......           2,622          2,670
       Gains (losses) on sale of mortgage loans,
         net.....................................             542           (336)
       Mortgage servicing and other..............             386            566
  Asset Management Revenues
       Management fees and other.................           1,059          1,483
       Gains on sales of mortgage-related assets.             935            - -
                                                      -----------    -----------
                                                            7,738          6,150
                                                      -----------    -----------
  General and Administrative Expenses
     Mortgage Lending............................           2,122          1,784
     Asset Management............................             620            610
                                                      -----------    -----------
                                                            2,742          2,394
                                                      -----------    -----------
         Financial Services Operating Profit.....           4,996          3,756
                                                      -----------    -----------

Total Operating Profit...........................          11,030         11,765
                                                      -----------    -----------

Corporate
     Other revenues..............................             232            413
     Interest expense............................          (1,851)        (2,839)
     General and administrative expense..........          (2,601)        (3,127)
                                                      ------------   ------------

         Net Corporate Expenses..................          (4,220)        (5,553)
                                                      -----------    -----------

Income Before Income Taxes.......................     $     6,810    $     6,212
                                                      ===========    ===========

C.    Corporate and Homebuilding Interest Activity

                                                             Three Months
                                                             Ended March 31,
                                                           1996           1995
                                                       -----------     -----------
                                                             (In thousands)
Interest capitalized in homebuilding inventory,
   beginning of period..............................   $    40,217     $    42,478
Interest incurred...................................         7,774           8,989
Interest expensed...................................        (1,851)         (2,839)
Previously capitalized interest included in cost of
   sales............................................        (5,798)         (6,590)
                                                       -----------     -----------

Interest capitalized in homebuilding inventory, end
   of period........................................   $    40,342     $    42,038
                                                       ===========     ===========

Interest capitalized in homebuilding inventory as a
   percent of homebuilding inventory................          8.9%            9.1%
                                                       ===========     ===========

D.    Stockholders' Equity

         On January 19, 1996, the Company repurchased 230,000 shares of MDC Common Stock at $7.13 per share, substantially completing a program authorized by the MDC Board of Directors to repurchase up to 1,100,000 shares of MDC Common Stock. During 1995, the Company repurchased 865,600 shares of Common Stock pursuant to this program at prices ranging from $5.88 to $6.50 per share ($6.32 per share average, including commissions).

         In April 1996,  the Company  repurchased  473,000  shares of MDC Common
Stock for $7.13 per share from Spencer I. Browne (former President, Co-Chief Operating Officer and a director of the Company) pursuant to an agreement between Mr. Browne and the Company.

E.    Earnings Per Share

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

                                                                     Three Months
                                                                     Ended March 31,
                                                                   1996          1995
                                                                -----------   -----------
Primary Earnings Per Share Calculation

Net Income...................................................   $     4,324   $     4,068
                                                                ===========   ===========

Weighted-average shares outstanding..........................        19,284        19,128
Dilutive stock options.......................................           579         1,195
                                                                -----------   -----------
     Total Weighted-Average Shares...........................        19,863        20,323
                                                                ===========   ===========

Primary Earnings Per Share...................................   $       .22   $       .20
                                                                ===========   ===========

Fully Diluted Earnings Per Share Calculation

Net Income...................................................   $     4,324   $     4,068
Adjustment for interest on Convertible Notes, net of income
   tax benefit; conversion assumed...........................           402           384
                                                                -----------   -----------
     Adjusted Net Income.....................................   $     4,726   $     4,452
                                                                ===========   ===========

Weighted-average shares outstanding..........................        19,284        19,128
Dilutive stock options.......................................           613         1,195
Shares issuable upon conversion of Convertible Notes;
   conversion assumed........................................         3,613         3,613
                                                                -----------   -----------
     Total Weighted-Average Shares...........................        23,510        23,936
                                                                ===========   ===========

Fully Diluted Earnings Per Share.............................   $       .20   $       .19
                                                                ===========   ===========

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

                                       Supplemental Combining Balance Sheet
                                                  March 31, 1996
                                                  (In thousands)

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
ASSETS                                                        Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
Corporate
   Cash and cash equivalents...............   $     10,013  $        - -  $        - -  $        - -  $     10,013
   Investments in subsidiaries.............        208,029           - -        17,434      (225,463)          - -
   Advances and notes receivable - Parent
     and subsidiaries......................        227,304             6        20,157      (247,467)          - -
   Property and equipment, net.............          9,549           - -           - -           - -         9,549
   Deferred income taxes...................          8,669           - -           - -           - -         8,669
   Deferred issue costs, net...............          9,746           - -           - -           - -         9,746
   Other assets, net.......................          3,386           - -           351           - -         3,737
                                              ------------  ------------  ------------  ------------  ------------
                                                   476,696             6        37,942      (472,930)       41,714
                                              ------------  ------------  ------------  ------------  ------------

Homebuilding
   Cash and cash equivalents...............              6        10,067             1           - -        10,074
   Home sales and other accounts
     receivable............................            - -        28,468           - -        (8,758)       19,710
   Investments and marketable securities,
     net...................................          6,560           - -           - -           - -         6,560
   Inventories, net
     Housing completed or under
       construction........................            - -       279,507           - -           - -       279,507
     Land and land under
       development.........................            - -       144,390        28,417        (1,005)      171,802
   Prepaid expenses and other assets ......          3,411        38,092           - -           - -        41,503
                                              ------------  ------------  ------------  ------------  ------------
                                                     9,977       500,524        28,418        (9,763)      529,156
                                              ------------  ------------  ------------  ------------  ------------

Financial Services
   Cash and cash equivalents...............            - -           - -         1,448           - -         1,448
   Accrued interest and other assets ......            - -           - -         4,304           - -         4,304
   Mortgage loans held in inventory .......            - -           - -        50,956           - -        50,956
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities................            - -           - -         3,925           - -         3,925
                                              ------------  ------------  ------------  ------------  ------------
                                                       - -           - -        60,633           - -        60,633
                                              ------------  ------------  ------------  ------------  ------------

         Total Assets......................   $    486,673  $    500,530  $    126,993  $   (482,693) $    631,503
                                              ============  ============  ============ =============  ============


                                       Supplemental Combining Balance Sheet
                                                  March 31, 1996
                                                  (In thousands)

(continued)
                                                           Unconsolidated
                                              ----------------------------------------
                                                                             Non-
LIABILITIES                                                   Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
Corporate
   Accounts payable and accrued expenses...   $    20,339   $       - -   $       452   $        - -  $    20,791
   Advances and notes payable - Parent and
     subsidiaries..........................        10,715       217,171        27,891       (255,777)         - -
   Income taxes payable....................         8,564           - -           - -            - -        8,564
   Notes payable...........................         3,525           - -           - -            - -        3,525
   Senior Notes, net.......................       187,572           - -           - -            - -      187,572
   Subordinated notes, net.................        38,222           - -           - -            - -       38,222
                                              -----------   -----------   -----------   ------------  -----------
                                                  268,937       217,171        28,343       (255,777)     258,674
                                              -----------   -----------   -----------   ------------  -----------

Homebuilding
   Accounts payable and accrued expenses...         6,857        81,533           922             (2)      89,310
   Lines of credit.........................           - -        42,359           - -            - -       42,359
   Notes payable...........................         3,176         1,657         3,468            - -        8,301
                                              -----------   -----------   -----------   ------------  -----------
                                                   10,033       125,549         4,390             (2)     139,970
                                              -----------   -----------   -----------   ------------  -----------

Financial Services
   Accounts payable and accrued expenses...           - -           - -        18,903         (8,760)      10,143
   Line of credit..........................           - -           - -        15,013            - -       15,013
                                              -----------   -----------   -----------   ------------  -----------
                                                      - -           - -        33,916         (8,760)      25,156
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities.................       278,970       342,720        66,649       (264,539)     423,800
                                              -----------   -----------   -----------   ------------  -----------

STOCKHOLDERS' EQUITY
   Preferred stock.........................           - -           - -            10            (10)         - -
   Common Stock............................           226            19            81           (100)         226
   Additional paid-in capital..............       135,884       144,756       224,914       (369,670)     135,884
   Retained earnings.......................        91,595        13,035      (164,652)       151,617       91,595
   Less treasury stock.....................       (20,002)          - -            (9)             9      (20,002)
                                              -----------   -----------   -----------   ------------  -----------

         Total Stockholders' Equity........       207,703       157,810        60,344       (218,154)     207,703
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities and
           Stockholders' Equity............   $   486,673   $   500,530   $   126,993   $   (482,693) $   631,503
                                              ===========   ===========   ===========  =============  ===========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

                                                             Unconsolidated
                                               ---------------------------------------
                                                                              Non-
ASSETS                                                        Guarantor     Guarantor    Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                               ------------  ------------  ------------  ------------  ------------
Corporate
   Cash and cash equivalents..............     $   10,290    $      - -    $      - -   $        - -    $   10,290
   Investments in subsidiaries............        303,694           - -        17,434       (321,128)          - -
   Advances and notes receivable - Parent
     and subsidiaries.....................        210,656            33        21,550       (232,239)          - -
   Property and equipment, net............          9,550           - -           - -            - -         9,550
   Deferred income taxes..................         13,730           - -           - -            - -        13,730
   Deferred issue costs, net..............          9,931           - -           - -            - -         9,931
   Other assets, net......................          3,730           - -           100            - -         3,830
                                               ----------    ----------    ----------   ------------    ----------
                                                  561,581            33        39,084       (553,367)       47,331
                                               ----------    ----------    ----------   ------------    ----------

Homebuilding
   Cash and cash equivalents..............              6         5,054            36            - -         5,096
   Home sales and other accounts
     receivable...........................            - -        37,726           - -        (11,534)       26,192
   Investments and marketable securities,
     net..................................          6,481           - -           - -            - -         6,481
   Inventories, net
     Housing completed or under
       construction.......................            - -       265,205           - -            - -       265,205
     Land and land under development......            - -       150,531        27,676         (1,247)      176,960
   Prepaid expenses and other assets......          3,633        38,453            25            - -        42,111
                                               ----------    ----------    ----------   ------------    ----------
                                                   10,120       496,969        27,737        (12,781)      522,045
                                               ----------    ----------    ----------   ------------    ----------

Financial Services
   Cash and cash equivalents..............            - -           - -         5,409            - -         5,409
   Accrued interest and other assets......            - -           - -         3,129            - -         3,129
   Mortgage loans held in inventory.......            - -           - -        53,153            - -        53,153
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities...............            - -           - -         3,744            - -         3,744
                                               ----------    ----------    ----------   ------------    ----------
                                                      - -           - -        65,435            - -        65,435
                                               ----------    ----------    ----------   ------------    ----------

         Total Assets.....................     $  571,701    $  497,002    $  132,256   $   (566,148)   $  634,811
                                               ==========    ==========    ==========   ============    ==========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

(continued)
                                                           Unconsolidated
                                              ---------------------------------------
                                                                              Non-
LIABILITIES                                                   Guarantor     Guarantor    Eliminating   Consolidated
                                                  MDC       Subsidiaries  Subsidiaries     Entries          MDC
                                              ------------  ------------  ------------  ------------  ------------
Corporate
   Accounts payable and accrued expenses....  $    17,897   $       - -   $       361   $        - -   $    18,258
   Advances and notes payable - Parent and
     Subsidiaries...........................       98,525       210,754        20,434       (329,713)          - -
   Income taxes payable.....................       11,930           - -           - -            - -        11,930
   Notes payable............................        3,537           - -           - -            - -         3,537
   Senior Notes, net........................      187,525           - -           - -            - -       187,525
   Subordinated notes, net..................       38,221           - -           - -            - -        38,221
                                              -----------   -----------   -----------   ------------   -----------
                                                  357,635       210,754        20,795       (329,713)      259,471
                                              -----------   -----------   -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses....        5,403        75,831           924              6        82,164
   Lines of credit..........................          - -        43,490           - -            - -        43,490
   Notes payable............................        3,630         3,192         3,749            - -        10,571
                                              -----------   -----------   -----------   ------------   -----------
                                                    9,033       122,513         4,673              6       136,225
                                              -----------   -----------   -----------   ------------   -----------

Financial Services
   Accounts payable and accrued expenses....          - -           - -        23,655        (11,563)       12,092
   Line of credit...........................          - -           - -        21,990            - -        21,990
                                              -----------   -----------   -----------   ------------   -----------
                                                      - -           - -        45,645        (11,563)       34,082
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities..................      366,668       333,267        71,113       (341,270)      429,778
                                              -----------   -----------   -----------   ------------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock..........................          - -           - -            10            (10)          - -
   Common Stock.............................          226            19            82           (101)          226
   Additional paid-in capital...............      136,022       144,756       224,914       (369,670)      136,022
   Retained earnings........................       87,476        18,960      (163,854)       144,894        87,476
   Less treasury stock......................      (18,691)          - -            (9)             9       (18,691)
                                              -----------   -----------   -----------   ------------   -----------
         Total Stockholders' Equity.........      205,033       163,735        61,143       (224,878)      205,033
                                              -----------   -----------   -----------   ------------   -----------

         Total Liabilities and
           Stockholders' Equity.............  $   571,701   $   497,002   $   132,256   $   (566,148)  $   634,811
                                              ===========   ===========   ===========   ============   ===========


                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
THREE MONTHS ENDED MARCH 31, 1996

REVENUES
   Homebuilding.............................  $        79   $   191,194   $         3   $       - -   $   191,276
   Financial Services.......................          - -           - -         7,738           - -         7,738
   Corporate................................          217             6             9           - -           232
   Equity in earnings of subsidiaries.......        5,591           - -           - -        (5,591)          - -
                                              -----------   -----------   -----------   -----------   -----------

         Total Revenues.....................        5,887       191,200         7,750        (5,591)      199,246
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................          418       184,581           168            75       185,242
   Financial Services.......................          - -           - -         2,742           - -         2,742
   Corporate general and administrative.....        2,594           - -             7           - -         2,601
   Corporate and homebuilding
     interest...............................       (3,935)        5,048           703            35         1,851
                                              -----------   -----------   -----------   -----------   -----------

         Total Expenses.....................         (923)      189,629         3,620           110       192,436
                                              -----------   -----------   -----------   -----------   -----------

Income before income taxes..................        6,810         1,571         4,130        (5,701)        6,810
Provision for income taxes..................        2,486           626         1,678        (2,304)        2,486
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,324   $       945   $     2,452   $    (3,397)  $     4,324
                                              ===========   ===========   ===========   ===========   ===========

THREE MONTHS ENDED MARCH 31, 1995

REVENUES
   Homebuilding.............................  $        33   $   184,802   $        91   $      (397)  $   184,529
   Financial Services.......................          - -           - -         6,150           - -         6,150
   Corporate................................          413           - -           - -           - -           413
   Equity in earnings of subsidiaries.......        6,000         1,196           - -        (7,196)          - -
                                              -----------   -----------   -----------   -----------   -----------

         Total Revenues.....................        6,446       185,998         6,241        (7,593)      191,092
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................          546       175,850           124           - -       176,520
   Financial Services.......................          - -           - -         2,394           - -         2,394
   Corporate general and
     administrative.........................        3,092           - -            35           - -         3,127
   Corporate and homebuilding
     interest...............................       (3,404)        5,959           740          (456)        2,839
                                              -----------   -----------   -----------   -----------   -----------

         Total Expenses.....................          234       181,809         3,293          (456)      184,880
                                              -----------   -----------   -----------   -----------   -----------

Income before income taxes..................        6,212         4,189         2,948        (7,137)        6,212
Provision for income taxes..................        2,144         1,593           913        (2,506)        2,144
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,068   $     2,596   $     2,035   $    (4,631)  $     4,068
                                              ===========   ===========   ===========   ===========   ===========

                                  Supplemental Combining Statement of Cash Flows
                                         Three Months Ended March 31, 1996
                                                  (In thousands)

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................  $    73,593   $     1,550   $    (4,003)  $   (58,708)  $    12,432
                                              -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES
Net Proceeds From Mortgage-Related Assets
   And Liabilities..........................          - -           - -           693           - -           693
Affiliate Notes Receivable..................       16,648           (27)       (1,393)      (15,228)          - -
Other, net..................................         (299)          322           (54)          - -           (31)
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Investing
   Activities...............................       16,349           295          (754)      (15,228)          662
                                              -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES
Net Increase (Reduction) In Borrowings From
   Parent and Subsidiaries..................      (87,810)        6,417         7,457        73,936           - -
Lines of Credit
     Advances...............................          - -       179,344           - -           - -       179,344
     Principal payments.....................          - -      (180,475)       (6,977)          - -      (187,452)
Notes Payable
     Borrowings.............................          - -           480           - -           - -           480
     Principal payments.....................         (453)       (2,598)          281           - -        (2,770)
Treasury Stock Repurchases..................       (1,645)          - -           - -           - -        (1,645)
Dividend Payments...........................         (576)          - -           - -           - -          (576)
Other, net..................................          265           - -           - -           - -           265
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Financing
   Activities...............................      (90,219)        3,168           761        73,936       (12,354)
                                              -----------   -----------   -----------   -----------   -----------

Net Increase (Decrease) In Cash And Cash
   Equivalents..............................         (277)        5,013        (3,996)          - -           740

Cash And Cash Equivalents

   Beginning Of Period......................       10,296         5,054         5,445           - -        20,795
                                              -----------   -----------   -----------   -----------   -----------

   End Of Period............................  $    10,019   $    10,067   $     1,449   $       - -   $    21,535
                                              ===========   ===========   ===========   ===========   ===========


                                  Supplemental Combining Statement of Cash Flows
                                         Three Months Ended March 31, 1995
                                                  (In thousands)

                                                              Unconsolidated
                                                  ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating   Consolidated
                                                      MDC       Subsidiaries  Subsidiaries    Entries          MDC
                                                  ------------  ------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................      $   (23,026)  $   (21,079)  $     6,233   $    42,187   $     4,315
                                                  -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES
Net Proceeds From Mortgage-Related Assets And
   Liabilities..............................              - -           - -           (92)          - -           (92)
Affiliate Notes Receivable..................           14,257           - -           - -       (14,257)          - -
Other, net..................................              - -           - -           368           - -           368
                                                  -----------   ----------- - -----------   ----------- - -----------
Net Cash Provided By Investing
  Activities................................           14,257           - -           276       (14,257)          276
                                                  -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES
Net Increase (Reduction) In Borrowings
   From Parent and Subsidiaries.............           (8,545)       23,038        13,437       (27,930)          - -
Lines of Credit
     Advances...............................              - -       155,308           - -           - -       155,308
     Principal payments.....................              - -      (152,865)      (19,721)          - -      (172,586)
Notes Payable
     Borrowings.............................              - -         1,075           - -           - -         1,075
     Principal payments.....................              (12)       (7,243)       (1,060)          - -        (8,315)
Dividend Payments...........................             (387)          - -           - -           - -          (387)
Other, net..................................              279           - -           - -           - -           279
                                                  -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In)
  Financing Activities......................           (8,665)       19,313        (7,344)      (27,930)      (24,626)
                                                  -----------   -----------   -----------   -----------   -----------

Net Decrease In Cash And Cash Equivalents...
                                                      (17,434)       (1,766)         (835)          - -       (20,035)

Cash And Cash Equivalents

   Beginning Of Period......................           31,210         9,656         2,698           - -        43,564
                                                  -----------   -----------   -----------   -----------   -----------

   End Of Period............................      $    13,776   $     7,890   $     1,863   $       - -   $    23,529
                                                  ===========   ===========   ===========   ===========   ===========

                                    -16-

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                                 INTRODUCTION

         MDC is the seventh largest homebuilder in the United States based on homebuilding revenues. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC is engaged in the construction and sale of residential housing in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment,
(i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers and, to a lesser extent, to others (the mortgage lending operations); and (ii) Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc., "FAMC") manages, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).

                            RESULTS OF OPERATIONS

         The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).

                                                            Three Months
                                                           Ended March 31,
                                                          1996          1995
                                                      -----------   -----------

Revenues..........................................    $   199,246   $   191,092

Income Before Income Taxes........................          6,810         6,212

Net Income........................................          4,324         4,068

Earnings Per Share:
     Primary......................................            .22           .20
     Fully diluted................................            .20           .19

         Revenues for the first quarter of 1996 reached the highest first quarter level in the Company's history and increased 4% compared with the same period in 1995, primarily due to an increase in the number of homes closed. The Company closed 1,051 homes during the first quarter of 1996, the highest level of first quarter home closings in the Company's history and a 4% increase over the 1,008 homes closed in the same period in 1995.

         Income before income taxes and net income were higher in the first quarter of 1996 compared with the first quarter of 1995 as a result of (i) higher operating profit from the Company's financial services segment, primarily due to larger gains on sales of mortgage loans and mortgage-related assets in 1996; (ii) lower interest expense as the Company had fewer completed unsold homes in the first quarter of 1996 compared with 1995; and (iii) lower corporate general and administrative expenses in 1996. These increases to income partially were offset by a reduction in operating profit from the Company's homebuilding operations in the first quarter of 1996 compared with the first quarter of 1995 primarily resulting from (i) lower operating profit from the Company's Mid-Atlantic operations due to fewer home closings and a decline in Home Gross Margins (as hereinafter defined); (ii) lower operating profit from the Company's Colorado operations due to fewer home closings at lower average selling prices; and (iii) increased marketing and general and administrative expenses incurred in support of the Company's expanding homebuilding activities.

Impact of Home Mortgage Interest Rates.

         The Company's homebuilding and mortgage lending operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates (i) may reduce the demand for homes and home mortgages; and (ii) generally will reduce home mortgage refinancing activity.

         In October 1993, home mortgage interest rates reached their lowest levels in 25 years, dropping to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to December 1994, home mortgage interest rates increased to as high as 9.25%. During this period of rising interest rates, the Company experienced a general weakening in demand for new homes in most of its markets. This weakened demand, along with a general buildup in unsold homes under construction by the Company and other homebuilders, adversely affected the Company's home sales and Home Gross Margins on such sales in 1995, particularly in the first quarter. Since December 1994, home mortgage interest rates generally declined to as low as 6.9% in February 1996. The decline during 1995 and early 1996, among other things, led to improved home sales levels in the last three quarters of 1995 and the first quarter of 1996 compared with the same periods in the prior year. However, Home Gross Margins have not recovered as quickly, as the Company and other homebuilders in the Company's markets have continued to offer increased incentives to sell homes, especially unsold homes under construction.

         Mortgage interest rates have recently increased to as high as 8.1%. The Company is unable to predict the extent to which recent or future increases in home mortgage interest rates will affect adversely the Company's operating activities and results of operations.

Homebuilding Segment.

         The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented, as well as units sold under a contract but not delivered ("Backlog") and active subdivisions at each date shown (dollars in thousands).

                                                             Three Months,
                                                             Ended March 31,
                                                           1996          1995
                                                       -----------  ------------

 Home sales revenues...............................   $    186,023  $    182,064
 Operating profit..................................   $      6,034  $      8,009
 Average selling price per housing unit............   $      177.0  $      180.6
 Home Gross Margins................................          13.6%         13.8%
 Homes (units)
    Sales contracted, net
        Colorado...................................            668           540
        Mid-Atlantic...............................            427           330
        California.................................            249           160
        Arizona....................................            326           178
        Nevada.....................................             51            25
                                                      ------------  ------------

              Total................................          1,721         1,233
                                                      ============  ============

    Closed and delivered
        Colorado...................................            437           480
        Mid-Atlantic...............................            157           191
        California.................................            195           126
        Arizona....................................            216           184
        Nevada.....................................             46            27
                                                       -----------  ------------

              Total................................          1,051         1,008
                                                       ===========  ============

                                                         March 31,   December 31,     March 31,
                                                           1996          1995           1995
                                                       -----------  ------------    -----------
 Backlog (units)
        Colorado...................................            889           658           670
        Mid-Atlantic...............................            545           275           476
        California.................................            229           175           135
        Arizona....................................            344           234           251
        Nevada.....................................             74            13            27
                                                       -----------  ------------   -----------

              Total................................          2,081         1,355         1,559
                                                       ===========  ============   ===========

 Estimated sales value.............................    $   370,100  $    243,000   $   288,700
                                                       ===========  ============   ===========

 Active Subdivisions
        Colorado...................................             51            49            52
        Mid-Atlantic...............................             49            48            41
        California.................................             20            23            16
        Arizona....................................             24            22            20
        Nevada.....................................              6             2             3
                                                       -----------  ------------   -----------

              Total................................            150           144           132
                                                       ===========  ============   ===========

         Home Sales Revenues and Homes Closed and Delivered. Home sales revenues for the three months ended March 31, 1996 reached their highest first quarter level in the Company's history, representing an increase of 2% over home sales revenues for the same period in 1995, primarily as a result of increased home closings, partially offset by reduced average selling prices on homes closed. The Company experienced increases in home closings in (i) California (a 55% increase) due to the Company's acquisition and opening of several new subdivisions in Southern California, including five active subdivisions in Paloma del Sol, a master planned community in Temecula, Riverside County, acquired from Mesa Homes in July 1995; (ii) Arizona (a 17% increase) primarily due to continued expansion of the Company's operations in Phoenix; and (iii) Nevada (a 70% increase) as the Company began closing homes in four active subdivisions acquired from Longford Homes in February 1996.

         The Company's Mid-Atlantic and Colorado operations delivered fewer homes in the first quarter of 1996 compared with the same period in 1995. Home closings in the Company's Mid-Atlantic market adversely were impacted by lower home sales Backlog at the end of 1995 than at the end of 1994 and adverse weather conditions in the first three months of 1996 which delayed construction and development activities and the delivery of certain homes. Such construction and development delays will also impair the delivery of some homes originally scheduled to close in the second quarter of 1996. Home closings were lower in Colorado primarily due to the favorable impact in the first quarter of 1995 of the sale and delivery of unsold homes under construction at December 31, 1994 which were considered to be in excess of the Company's plan and needs.

         Average Selling Price Per Housing Unit. The decrease in the average selling price per housing unit in the first quarter of 1996 compared with the first quarter of 1995 reflects the impact of management's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in the first quarter of 1996 compared with prices in the first quarter of 1995 in (i) Colorado, Maryland and Arizona; and (ii) Southern
California and Nevada as the Company closed affordably priced homes in subdivisions acquired from Mesa Homes and Longford Homes, respectively. These decreases partially were offset by an increase in the average selling price in the Northern California market principally due to the mix of homes closed. The Company believes that its average selling price will be lower during the remainder of 1996 than in comparable periods in 1995 and could decline an additional two to three percent from the first quarter 1996 level.

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") decreased slightly during the first quarter of 1996 compared with the first quarter of 1995. The 1996 first quarter decline largely was due to increased incentives offered to home buyers (i) in order to stimulate sales in view of weakening conditions in the Mid-Atlantic market; (ii) to counter increased competition in each of the Company's markets; and (iii) to continue to reduce the Company's older inventory of unsold homes under construction. Although the first quarter 1996 Home Gross Margins improved from the fourth quarter of 1995, the Company believes that further growth in Home Gross Margins over the next two quarters will be limited primarily due to the continued impact of increased incentives offered to home buyers. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials may affect adversely future Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices.

         Home Sales and Backlog. Home sales increased 40% during the first quarter of 1996 compared with the first quarter of 1995 primarily due to a 14% increase in active subdivisions and a 29% increase in home sales per active subdivision to 3.6 per month during the first quarter of 1996 compared with 2.8 per month during the same period in 1995. As a result of these strong sales, the Company's Backlog at March 31, 1996 increased to 2,081 homes, representing a 54% increase from a Backlog of 1,355 homes at December 31, 1995 and a 33% increase from 1,559 homes at March 31, 1995. These strong year-over-year increases in sales and Backlog are a result of increased sales in each of MDC's markets, particularly Southern California, Phoenix and Las Vegas due to the Company's continued expansion in these markets. Strong sales results also were experienced in Colorado and the Mid-Atlantic region fueled in part by the relatively low level of mortgage interest rates during the first quarter of 1996. Additionally, the Company increased the number of active subdivisions in the Mid-Atlantic region by 14% in the first quarter of 1996 compared with the same period in 1995. MDC expects approximately 70% of its March 31, 1996 Backlog to close under existing sales contracts during the remainder of 1996, assuming no significant change in interest rates.

         The Company's home sales in April 1996 totalled 457 units compared with 426 homes sold in April 1995. The Company is unable to predict if this trend of higher home sales in 1996 compared with 1995 will continue in the future, particularly in view of recent increases in mortgage interest rates.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $11,982,000 for the first quarter of 1996 compared with $11,117,000 for the same period in 1995. This 8% increase during 1996 principally was due to (i) variable cost increases resulting from the increase in homebuilding revenues; and (ii) additional marketing-related salary, advertising and model home operation expenses incurred to support the Company's expanded operations and to stimulate sales in response to increased competition in each of its markets.

         General and Administrative. General and administrative expenses increased to $7,512,000 during the first quarter of 1996 compared with $6,395,000 during the same period in 1995 primarily due to additional costs incurred in support of the Company's expanded operations in Southern California, Phoenix and Las Vegas.

     Land Sales.

         Revenues from land sales totalled $5,159,000 and $2,313,000, respectively, for the first quarter of 1996 and 1995. The land sales for both periods primarily were in Colorado. Gross profits from these land sales were $227,000 and $320,000, respectively, for the first quarter of 1996 and 1995.

         First quarter 1996 land sales include a sale of approximately 54 acres of land held for future development or sale in the Company's Rock Creek Ranch development in Colorado for approximately $4,800,000, which generated gross profit of $234,000. The purchaser acquired the option to purchase this land in August 1995.

     Land Inventory.

         The table below shows (in thousands) the carrying value of MDC's land and land under development in each of its homebuilding markets at March 31, 1996, December 31, 1995 and March 31, 1995.

                                                March 31,   December 31,  March 31,
                                                  1996          1995        1995
                                              -----------   -----------  -----------
Finished or currently under development
     Colorado...............................  $    29,009   $    34,331  $    42,033
     Mid-Atlantic...........................       50,579        47,247       33,162
     California.............................       18,451        26,694       32,642
     Arizona................................       23,247        20,586       22,073
     Nevada.................................       10,011         4,559        6,414
                                              -----------   -----------  -----------
         Total..............................      131,297       133,417      136,324
Held for future development or sale*........       40,505        43,543       49,827
                                              -----------   -----------  -----------
         Total..............................  $   171,802   $   176,960  $   186,151
                                              ===========   ===========  ===========


                *The   substantial   majority   of  the  land  held  for  future
                 development or sale consists of unfinished lots located in Colorado which generally are in close proximity to projects currently being developed.

         In addition to its land inventory, the Company controls a portion of the land it will require for its homebuilding operations in future periods utilizing "rolling" option contracts. Generally, in a rolling option contract, the Company obtains the right to purchase finished lots in consideration for an option deposit (generally $50,000 to $200,000 per contract). In the event the Company elects not to purchase the finished lots within a specified period of time (generally, 5 to 20 lots per project per calendar quarter), the agreements limit the Company's loss to the option deposit, thereby limiting the Company's risk while preserving its liquidity. At March 31, 1996, 7,708 lots were controlled under rolling option agreements with $7,500,000 in total option deposits. Because of increased demand for finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using rolling options has been reduced or has become more expensive.

Financial Services Segment.

      Mortgage Lending Operations.

         The table below summarizes the results of HomeAmerican's operations during each of the periods presented (in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                           1996          1995
                                                       -----------   -----------
Gains from sales of mortgage servicing:
   Bulk...........................................     $     2,402   $     2,218
   Other..........................................             220           452
Net interest income...............................             805           693
Origination fees..................................           1,389         1,074
Gains (losses) on sales of mortgage loans.........             542          (336)
Mortgage servicing and other......................             386           566
General and administrative expenses...............          (2,122)       (1,784)
                                                       -----------   -----------

         Operating profit.........................     $     3,622   $     2,883
                                                       ===========   ===========

Principal amount of originations and purchases:
     MDC home buyers..............................     $    99,401   $    77,743
     Spot.........................................          13,333         6,017
     Correspondent................................          10,963         9,130
                                                       -----------   -----------

         Total....................................     $   123,697   $    92,890
                                                       ===========   ===========
Capture Rate......................................           65.4%         53.8%
                                                       ===========   ===========


                                                         March 31,  December 31,      March 31,
                                                           1996         1995            1995
                                                       -----------  ------------    -----------
Composition of Servicing Portfolio at End of Period:
     FHA insured/VA guaranteed......................   $    96,946  $     85,002    $  208,981
     Conventional...................................       347,959       401,809       416,409
                                                       -----------  ------------    ----------

 Total Servicing Portfolio..........................   $   444,905  $    486,811    $  625,390
                                                       ===========  ============    ==========

 Salable Portion of Servicing Portfolio*............   $   309,097  $    429,328    $  448,166
                                                       ===========  ============    ==========

          *Salable servicing portfolio at March 31, 1996 includes servicing originated prior to 1996 of $202,156.

         HomeAmerican's operating profit for the first quarter of 1996 increased compared with the same period in 1995 primarily due to the recording of gains on sales of mortgage loans totalling $542,000 in 1996, compared with losses totalling $336,000 in 1995. These increased gains primarily resulted from the Company's adoption in 1996 of SFAS 122 (as hereinafter defined).

         SFAS 122 requires the Company to allocate the cost of mortgage loans originated by HomeAmerican after January 1, 1996 between the mortgage loans and the right to service the mortgage loans, based on their relative values. Prior to 1996, the cost of mortgage loans originated by HomeAmerican was assigned to the mortgage loans, with no cost assigned to the servicing rights. The net effect of the adoption of SFAS 122, all other factors held constant, will be higher gains (or lower losses) on sales of mortgage loans originated by HomeAmerican after January 1, 1996 and lower gains on sales of the related servicing rights, compared with gains on sales of mortgage loans and related servicing rights originated by HomeAmerican prior to January 1, 1996.

         The Company's adoption of SFAS 122 resulted in additional gains in the first quarter of 1996 of approximately $830,000 on the sale of mortgage loans which were originated and sold by HomeAmerican during such period. In addition, gains from the non-bulk sale of mortgage servicing rights in the first quarter of 1996 were reduced by $210,000 due to the allocation of mortgage loan costs to the servicing rights sold in accordance with the requirements of SFAS 122. Gains from bulk sales of mortgage servicing in the first quarter of 1996 were not impacted significantly by the adoption of SFAS 122 as the servicing rights sold primarily were originated by HomeAmerican prior to January 1, 1996.

         HomeAmerican's loan originations and purchases increased by 33% in the first quarter of 1996 compared with the same period in 1995 primarily due to increases in (i) the Company's home closings; (ii) HomeAmerican's "Capture Rate", or the number of mortgage loans originated for MDC home buyers as a percentage of total MDC home closings; and (iii) the dollar amount of spot originations primarily resulting from increased refinancing activity in view of lower mortgage interest rates. HomeAmerican opened origination facilities in Southern California and Nevada in late 1995 and February 1996, respectively, which favorably affected, and favorably will affect in the future, HomeAmerican's total originations and Capture Rate. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of more than 80% of the principal amount of mortgage loans originated or purchased in 1996 and throughout 1995.

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

      Asset Management Operations.

         The following table summarizes the results of the asset management operations during the periods presented (in thousands).

                                                              Three Months
                                                             Ended March 31,
                                                           1996          1995
                                                       -----------   -----------
Management fees from REITs.........................    $       796   $       637
Gains on sales of mortgage-related assets..........            935           - -
Other revenues, net................................            263           846
General and administrative expenses................           (620)         (610)
                                                       -----------   -----------

           Operating profit........................    $     1,374   $       873
                                                       ===========   ===========

         The  Company   currently   does  not   anticipate   making   additional
mortgage-related investments. As a result, future income from the asset management operations substantially will be dependent on management fees earned from two publicly traded REITs. At March 31, 1996, the REITs had approximately $151,500,000 in assets under management by the Company.

Other Operating Results.

         Interest Expense. Corporate and homebuilding interest incurred decreased by 14% to $7,774,000 for the first quarter of 1996 compared with $8,989,000 for the same period in 1995, primarily due to (i) lower average effective interest rates with respect to the Company's variable-rate bank lines of credit and project loans in 1996; and (ii) lower average outstanding borrowings during the first quarter of 1996 compared with the first quarter of 1995 as the Company had lower levels of completed unsold homes in the first quarter of 1996 compared with 1995.

         The portion of corporate and homebuilding interest which was capitalized (the Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction) during the first quarter of 1996 totalled $5,923,000, which was slightly lower than the $6,150,000 of interest capitalized in the final quarter of 1995.

         Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $1,851,000 for the first quarter of 1996 compared with $2,839,000 for the first quarter of 1995, reflecting the net impact of the $1,215,000 decrease in interest incurred, partially offset by the $227,000 decrease in interest capitalized.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $2,601,000 during the three months ended March 31, 1996, compared with $3,127,000 during the first quarter of 1995. The decrease in the first quarter of 1996 primarily was due to an insurance settlement of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures which were previously expensed, which more than offset increases in certain insurance costs and expenses incurred in connection with the Company's new national marketing initiative.

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

         MDC's overall effective income tax rates of 36.5% and 34.5%, respectively, for the first quarter of 1996 and 1995 differed from the federal statutory rate of 35%. These differences primarily were due to, among other things, (i) the impact of state income taxes; and (ii) in 1995, the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded.

         In April 1995, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the IRS examinations of (i) the MDC Consolidated
Returns for the years 1984 and 1985; and (ii) the Richmond Homes Consolidated Returns for the years 1989 and 1990. These agreements had no material impact upon the Company's financial position or results of operations.

         The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for any additional income taxes and interest which may result from the proposed adjustments; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near-term from amounts provided.

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

         The Company's debt-to-equity ratio improved to 1.42 to 1 at March 31, 1996 compared with 1.49 to 1 at December 31, 1995. The improvement primarily is a result of (i) the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity at March 31, 1996; and (ii) the use of internally generated cash flow to reduce debt.

         Based upon its current business plan, MDC anticipates the acquisition of various parcels of finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1996. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to "rolling" options entered into in prior periods and under new "rolling" options. The use of "rolling" options lessens the Company's land-related risk and improves liquidity.

         Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere herein, in particular, increases in interest rates.

Lines of Credit and Notes Payable.

         Homebuilding. MDC's homebuilding bank line of credit facilities at March 31, 1996 aggregated $158,500,000. At March 31, 1996, $42,359,000 was borrowed and an additional $113,079,000 was collateralized and available to be borrowed under the bank lines of credit. All such agreements were paid in full and cancelled in April 1996 as discussed below.

         In April 1996, the Company entered into a $150,000,000 unsecured revolving credit agreement maturing June 30, 2000, although a term-out may commence earlier under certain circumstances. The new unsecured line of credit will result in reduced administrative expenses and related direct costs compared with levels incurred under the secured line of credit agreements. Initial advances at closing of $40,000,000 primarily were used to retire the borrowings under the cancelled bank lines of credit collateralized by homebuilding inventories.

         Financial Services. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools or retained as whole loans and subsequently are sold in the open market on a "spot" basis or pursuant to mortgage loan sale commitments. During the first quarter of 1996 and 1995, respectively, HomeAmerican sold $125,452,000, and $85,350,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         The aggregate amount available under the Mortgage Line at March 31, 1996 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At March 31, 1996, $15,013,000 was borrowed and an additional $23,557,000 was collateralized and available to be borrowed under the Mortgage Line. The Company also has additional borrowing capability with available repurchase agreements.

         General. The Company's line of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

Consolidated Cash Flow.

         During the first quarter of 1996, the Company generated $12,432,000 in cash from operating activities. The Company primarily used this cash to pay down lines of credit and notes payable by $10,398,000 and to repurchase, for $1,645,000, 230,000 shares of MDC Common Stock at $7.13 per share. This stock repurchase substantially completed an announced program to repurchase up to 1,100,000 shares of MDC Common Stock.

         During the first quarter of 1995, MDC used $20,035,000 of cash and other internally generated funds totalling $4,483,000 to pay down lines of credit and notes payable by $24,518,000.

             ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 on January 1, 1996 did not have a material impact on the results of operations or financial position of the Company upon adoption.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). As previously discussed, the Company adopted this statement effective January 1, 1996.

                                    OTHER

Forward-Looking Statements.

         Some of the statements in this Form 10-Q Quarterly Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) unanticipated demographic changes; (vi) shortages of labor;
(vii) weather related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation including environmental laws; and (xi) other factors over which the Company has little or no control.

                           M.D.C. HOLDINGS, INC.
                                 FORM 10-Q

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS.

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

- --------
<F1> Colescott, et al vs. Richmond Homes Limited, et al. in the District Court,
Douglas County, State of Colorado, Civil Action No. 94 CV 352, Division 2.
<F2> Moore vs. Richmond Homes Limited, et al. in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 321, Division 2.
<F3> Constantini vs. Richmond Homes Limited, et al. in the District Court,
Boulder County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.
<F4> Rodenburg vs. Richmond Homes Limited, et al.in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.

         No matters were submitted to shareowners during the first quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibit:

                                 4.1 Credit Agreement dated as of April 10, 1996 among Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond
                                          American   Homes  of   Nevada,   Inc.,
                                          Richmond  American  Homes of Virginia,
                                          Inc.,  Richmond American Homes,  Inc.,
                                          Richmond  Homes,  Inc. I and  Richmond
                                          Homes,  Inc. II as  Borrowers  and the
                                          Banks  Named  Herein as Banks and Bank
                                          One, Arizona, NA as Agent (the "Credit
                                          Agreement").

                                 4.2 Schedule "2.21" to Credit Agreement-- Terms Relating to Last 24 Months of Term/No Extension.

                                 4.3 Schedule "2.22" to Credit Agreement-- Terms Relating to Conversion Period.

                                 4.4 Guaranty of Credit Agreement dated as of April 10, 1996 by M.D.C. Holdings, Inc.

                                 4.5 Form of Promissory Note of Richmond American Homes of California, Inc.,
                                          Richmond  American  Homes of Maryland,
                                          Inc.,   Richmond   American  Homes  of
                                          Nevada,  Inc., Richmond American Homes
                                          of Virginia,  Inc.,  Richmond American
                                          Homes,  Inc.,  Richmond Homes,  Inc. I
                                          and Richmond Homes, Inc.
                                          II as Makers dated April __, 1996.

                                 27       Financial Data Schedule.

                                 28       Form of Independent Accountants'
                                          Review Report dated April 24, 1996.

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

Date:  May 14, 1996                         M.D.C. HOLDINGS, INC.
                                            (Registrant)



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