Form 10-Q
period 1996-06-30
MDC HOLDINGS INC
filed 1996-08-14
CIK 773141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of August 7, 1996, 18,114,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

                   M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1996

                                    INDEX

                                                                           Page
                                                                            No.
Part I.  Financial Information:

         Item 1.  Condensed Consolidated Financial Statements:

                  Balance Sheets as of June 30, 1996 (Unaudited) and
                    December 31, 1995......................................   1

                  Statements of Income (Unaudited) for the three and six
                    months ended June 30, 1996 and 1995....................   3

                  Statements of Cash Flows (Unaudited) for the six months
                    ended June 30, 1996 and 1995...........................   4

                  Notes to Financial Statements (Unaudited)................   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  18

Part II. Other Information:

         Item 1.   Legal Proceedings.......................................  30

         Item 4.   Submission of Matters to a Vote of Shareowners..........  31

         Item 6.   Exhibits and Reports on Form 8-K........................  31


                                       (i)


                                               M.D.C. HOLDINGS, INC.
                                       Condensed Consolidated Balance Sheets
                                                  (In thousands)

                                                                                    June 30,    December 31,
                                                                                      1996          1995
                                                                                  -----------   ------------
ASSETS                                                                             (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $   14,452    $    10,290
   Property and equipment, net.................................................        9,514          9,550
   Deferred income taxes.......................................................        8,951         13,730
   Deferred debt issue costs, net..............................................        9,555          9,931
   Other assets, net...........................................................        2,936          3,830
                                                                                  ----------    -----------
                                                                                      45,408         47,331

Homebuilding
   Cash and cash equivalents...................................................        5,158          5,096
   Home sales and other accounts receivable....................................       22,910         26,192
   Investments and marketable securities, net..................................        5,028          6,481
   Inventories, net
     Housing completed or under construction...................................      274,061        265,205
     Land and land under development...........................................      184,609        176,960
   Prepaid expenses and other assets, net......................................       39,622         42,111
                                                                                  ----------    -----------
                                                                                     531,388        522,045

Financial Services
   Cash and cash equivalents...................................................        3,958          5,409
   Accrued interest and other assets, net......................................        5,934          3,129
   Mortgage loans held in inventory, net.......................................       50,688         53,153
   Mortgage Collateral, net of mortgage-backed bonds, and related assets
     and liabilities...........................................................        2,584          3,744
                                                                                  ----------    -----------
                                                                                      63,164         65,435

         Total Assets..........................................................   $  639,960    $   634,811
                                                                                  ==========    ===========


             See notes to condensed consolidated financial statements.


                                               M.D.C. HOLDINGS, INC.
                                       Condensed Consolidated Balance Sheets
                                       (In thousands, except share amounts)

                                                                                    June 30,    December 31,
                                                                                      1996          1995
                                                                                  -----------   ------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    17,807   $    18,258
   Income taxes payable........................................................        9,659        11,930
   Notes payable...............................................................        3,512         3,537
   Senior Notes, net...........................................................      187,620       187,525
   Subordinated notes, net.....................................................       38,223        38,221
                                                                                 -----------   -----------
                                                                                     256,821       259,471
Homebuilding
   Accounts payable and accrued expenses.......................................       84,945        82,164
   Lines of credit.............................................................       57,500        43,490
   Notes payable...............................................................        6,864        10,571
                                                                                 -----------   -----------
                                                                                     149,309       136,225
Financial Services
   Accounts payable and accrued expenses.......................................       12,170        12,092
   Line of credit..............................................................       13,019        21,990
                                                                                 -----------   -----------
                                                                                      25,189        34,082
         Total Liabilities.....................................................      431,319       429,778
                                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..          - -           - -
   Common Stock, $.01 par value;  100,000,000 shares authorized;  22,652,000 and 22,606,000 shares issued, respectively, at June 30, 1996 and
     December 31, 1995.........................................................          227           226
   Additional paid-in capital..................................................      136,495       136,022
   Retained earnings...........................................................       95,292        87,476
                                                                                 -----------   -----------
                                                                                     232,014       223,724
   Less treasury stock, at cost; 3,805,000 and 3,157,000 shares, respectively,
     at June 30, 1996 and December 31, 1995....................................      (23,373)      (18,691)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      208,641       205,033
                                                                                 -----------   -----------

         Total Liabilities and Stockholders' Equity............................  $   639,960   $   634,811
                                                                                 ===========   ===========

           See notes to condensed consolidated financial statements.


                                               M.D.C. HOLDINGS, INC.
                                    Condensed Consolidated Statements of Income
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                                   Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                                 1996          1995          1996          1995
                                                             -----------   -----------   -----------   -----------
REVENUES
   Homebuilding...........................................   $   230,329   $   207,339   $   421,605      $391,868
   Financial Services.....................................         6,950         6,356        14,688        12,506
   Corporate..............................................           497           424           729           837
                                                             -----------   -----------   -----------   -----------

       Total Revenues.....................................       237,776       214,119       437,022       405,211
                                                             -----------   -----------   -----------   -----------

COSTS AND EXPENSES

   Homebuilding...........................................       223,286       199,274       408,528       375,794
   Financial Services.....................................         3,348         2,693         6,090         5,087
   Corporate general and administrative...................         2,980         3,482         5,581         6,609
   Corporate and homebuilding interest (Note C)...........         1,027         1,890         2,878         4,729
                                                             -----------   -----------   -----------   -----------

       Total Expenses.....................................       230,641       207,339       423,077       392,219
                                                             -----------   -----------   -----------   -----------

Income before income taxes and extraordinary
   item...................................................         7,135         6,780        13,945        12,992
Provision for income taxes................................        (2,603)       (2,449)       (5,089)       (4,593)
                                                             -----------   -----------   -----------   -----------
Income before extraordinary item..........................         4,532         4,331         8,856         8,399
Extraordinary loss from early extinguishment of debt, net
   of income tax benefit of $242..........................          (421)          - -          (421)          - -
                                                             -----------   -----------   -----------   -----------

       Net Income.........................................   $     4,111   $     4,331   $     8,435   $     8,399
                                                             ===========   ===========   ===========   ===========

EARNINGS PER SHARE

   Primary
       Income before extraordinary item...................   $       .23   $       .21   $       .45   $       .41
                                                             ===========   ===========   ===========   ===========

       Net Income.........................................   $       .21   $       .21   $       .43   $       .41
                                                             ===========   ===========   ===========   ===========
   Fully diluted
       Income before extraordinary item...................   $        21   $       .20   $       .42   $       .38
                                                             ===========   ===========   ===========   ===========

       Net Income.........................................   $       .20   $       .20   $       .40   $       .38
                                                             ===========   ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary................................................        19,365        20,305        19,612        20,300
                                                             ===========   ===========   ===========   ===========

   Fully diluted..........................................        22,978        24,006        23,225        24,043
                                                             ===========   ===========   ===========   ===========

DIVIDENDS PER SHARE.......................................   $       .03   $       .03   $       .06   $       .05
                                                             ===========   ===========   ===========   ===========


            See notes to condensed consolidated financial statements.

                                               M.D.C. HOLDINGS, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (Unaudited)

                                                                                Six months
                                                                               Ended June 30,
                                                                             1996           1995
                                                                         -----------    -----------
OPERATING ACTIVITIES
 Net Income..........................................................    $     8,435    $     8,399
 Adjustments To Reconcile Net Income To Net Cash Provided By
   (Used In) Operating Activities:
      Depreciation and amortization..................................          5,744          4,531
      Inventory valuation charges....................................          2,870            900
      Deferred income taxes..........................................          4,779            509
      Gains on sales of mortgage-related assets......................         (1,007)          (270)
 Net Changes In Assets and Liabilities
      Mortgage loans held in inventory...............................          2,465         (6,674)
      Homebuilding inventories.......................................        (13,723)         1,192
      Home sales and other accounts receivable.......................          3,282           (997)
      Accounts payable and accrued expenses..........................           (294)        (8,035)
      Other, net.....................................................         (4,337)          (544)
                                                                         -----------    -----------

Net Cash Provided By (Used In) Operating Activities..................          8,214           (989)
                                                                         -----------    -----------

INVESTING ACTIVITIES

 Net Proceeds From Mortgage-Related Assets and Liabilities...........          1,991            686
 Other, net..........................................................          1,843          1,544
                                                                         -----------    -----------

Net Cash Provided By Investing Activities............................          3,834          2,230
                                                                         -----------    -----------

FINANCING ACTIVITIES

 Lines of Credit
      Advances.......................................................        487,062        329,633
      Principal Payments.............................................       (482,023)      (336,939)
 Notes Payable
      Borrowings.....................................................            480          1,075
      Principal payments.............................................        (10,071)       (14,967)
 Dividend Payments...................................................         (1,141)          (988)
 Treasury Stock Repurchases..........................................         (5,016)        (5,321)
 Other, net..........................................................          1,434            (89)
                                                                         -----------    -----------

 Net Cash Used In Financing Activities...............................         (9,275)       (27,596)
                                                                         -----------    -----------

 Net Increase (Decrease) In Cash and Cash Equivalents................          2,773        (26,355)

 Cash and Cash Equivalents

      Beginning of Period............................................         20,795         43,564
                                                                         -----------    -----------

      End of Period..................................................    $    23,568    $    17,209
                                                                         ===========    ===========

          See notes to condensed consolidated financial statements.


                                               M.D.C. HOLDINGS, INC.
                                  Condensed Consolidated Statements of Cash Flows
                                                  (In thousands)
                                                    (Unaudited)

(continued)

                                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest, net of amounts capitalized..........................   $     5,481     $     6,199
     Income taxes..................................................         3,836           4,195

                                 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Homebuilding land inventory sales financed by MDC..................   $       206     $       353
Homebuilding inventory purchases financed by seller................         5,858           2,733


            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1996 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

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


                                                             Three Months                    Six Months
                                                             Ended June 30,                Ended June 30,
                                                          1996          1995             1996           1995
                                                      -----------    -----------     -----------     -----------
Homebuilding
     Home sales..................................     $   229,006    $   205,856     $   415,029     $   387,920
     Land sales..................................           1,087            511           6,246           2,824
     Other revenues..............................             236            972             330           1,124
                                                      -----------    -----------     -----------     -----------

                                                          230,329        207,339         421,605         391,868
                                                      -----------    -----------     -----------     -----------

     Home cost of sales..........................         198,102        178,901         358,918         335,916
     Land cost of sales..........................           1,023            418           5,955           2,411
     Inventory valuation charges.................           2,870            900           2,870             900
     Marketing...................................          14,265         12,510          26,247          23,627
     General and administrative..................           7,026          6,545          14,538          12,940
                                                      -----------    -----------     -----------     -----------

                                                          223,286        199,274         408,528         375,794
                                                      -----------    -----------     -----------     -----------

         Homebuilding Operating Profit...........           7,043          8,065          13,077          16,074
                                                      -----------    -----------     -----------     -----------




                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                          1996          1995             1996           1995
                                                      -----------    -----------     -----------     -----------
Financial Services
   Mortgage Lending Revenues
     Interest revenues...........................     $       869    $       977     $     1,674     $     1,670
     Origination fees............................           1,570          1,256           2,959           2,330
     Gains on sale of mortgage servicing.........           1,531          1,972           4,153           4,642
     Gains (losses) on sale of mortgage  loans,
       net                                                  1,151           (104)          1,693            (440)
     Mortgage servicing and other................             522            449             908           1,015
   Asset Management Revenues
     Management fees and other...................           1,235          1,536           2,294           3,019
     Gains on sales of mortgage-related assets...              72            270           1,007             270
                                                      -----------    -----------     -----------     -----------
                                                            6,950          6,356          14,688          12,506
                                                      -----------    -----------     -----------     -----------
   General and Administrative Expenses
     Mortgage Lending............................           2,499          2,142           4,621           3,926
     Asset Management............................             849            551           1,469           1,161
                                                      -----------    -----------     -----------     -----------
                                                            3,348          2,693           6,090           5,087
                                                      -----------    -----------     -----------     -----------
         Financial Services Operating Profit.....           3,602          3,663           8,598           7,419
                                                      -----------    -----------     -----------     -----------

 Total Operating Profit..........................          10,645         11,728          21,675          23,493
                                                      -----------    -----------     -----------     -----------

Corporate
     Other revenues..............................             497            424             729             837
     Interest expense............................          (1,027)        (1,890)         (2,878)         (4,729)
     General and administrative expense..........          (2,980)        (3,482)         (5,581)         (6,609)
                                                      -----------    -----------     -----------     -----------

         Net Corporate Expenses..................          (3,510)        (4,948)         (7,730)        (10,501)
                                                      -----------    -----------     -----------     -----------

Income Before Income Taxes and Extraordinary Item     $     7,135    $     6,780     $    13,945     $    12,992
                                                      ===========    ===========     ===========     ===========


C.    Corporate and Homebuilding Interest Activity

                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                          1996          1995             1996           1995
                                                            (In thousands)                 (In thousands)
                                                      -----------    -----------     -----------     -----------
Interest capitalized in homebuilding inventory,
   beginning of period...........................     $    40,342    $    42,038     $    40,217     $    42,478
Interest incurred................................           7,605          8,483          15,379          17,472
Interest expensed................................          (1,027)        (1,890)         (2,878)         (4,729)
Previously capitalized interest included in cost
   of sales......................................          (7,081)        (7,072)        (12,879)        (13,662)
                                                      -----------    -----------     -----------     -----------
Interest capitalized in homebuilding inventory,
   end of period.................................     $    39,839    $    41,559     $    39,839     $    41,559
                                                      ===========    ===========     ===========     ===========


                                                                June 30,     December 31,      June 30,
                                                                  1996           1995            1995
                                                              -----------    -----------     ----------
  Interest  capitalized in  homebuilding
     inventory as a percent of homebuilding
     inventory...................................                    8.7%           9.1%            9.0%
                                                              ===========    ===========     ===========

D.    Stockholders' Equity

         During 1995, the Company repurchased 865,600 shares of MDC common stock ("Common Stock") pursuant to a program authorized by MDC's Board of Directors to repurchase up to 1,100,000 shares of Common Stock. These shares were purchased at prices ranging from $5.88 to $6.50 per share ($6.32 per share average, including commissions). In January 1996, the Company repurchased 230,000 additional shares of Common Stock at $7.13 per share, substantially completing the program.

         In April 1996, the Company repurchased 473,000 shares of Common Stock for $7.13 per share from Spencer I. Browne (former President, Co-Chief Operating Officer and a director of the Company) pursuant to an agreement between Mr. Browne and the Company.

         On July 25, 1996, the MDC Board of Directors authorized a program to repurchase up to 1,000,000 additional shares of Common Stock. As of August 1, 1996, the Company had repurchased approximately 734,000 shares of Common Stock at $6.63 per share pursuant to this program.

E.    Extraordinary Item

         In April 1996, the Company entered into a $150,000,000 unsecured revolving credit agreement and used proceeds therefrom to retire borrowings under certain bank lines of credit and project loans collateralized by homebuilding inventories that the Company cancelled after entering into the unsecured credit agreement. The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, during the three and six months ended June 30, 1996, due to the write-off of unamortized discounts and deferred financing costs in connection with the cancellation of these secured lines of credit and project loans.

F.    Earnings Per Share

         Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. The computation of fully diluted earnings per share also assumes the conversion into Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes due December 2005 (the "Convertible Notes") at a conversion price of $7.75 per share of Common Stock. The primary and fully diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                     Three Months                 Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                   1996          1995          1996          1995
                                                                -----------   -----------   -----------   -----------
Primary Calculation

Income before extraordinary item.............................   $     4,532   $     4,331   $     8,856   $     8,399
Extraordinary loss, net of income tax benefit of $242........          (421)          - -          (421)          - -
                                                                -----------   -----------   -----------   -----------
     Net Income..............................................   $     4,111   $     4,331   $     8,435   $     8,399
                                                                ===========   ===========   ===========   ===========

Weighted-average shares outstanding..........................        18,831        19,698        19,055        19,407
Dilutive stock options.......................................           534           607           557           893
                                                                -----------   -----------   -----------   -----------
     Total Weighted-Average Shares...........................        19,365        20,305        19,612        20,300
                                                                ===========   ===========   ===========   ===========

Primary Earnings Per Share
     Income before extraordinary item........................   $       .23   $       .21   $       .45   $       .41
                                                                =========== =============   ===========   ===========
     Net Income..............................................   $       .21   $       .21   $       .43   $       .41
                                                                ===========   ===========   ===========   ===========

Fully Diluted Calculation

Income before extraordinary item.............................   $     4,532   $     4,331   $     8,856   $     8,399
Adjustment for interest on Convertible Notes, net of income
   tax benefit; conversion assumed...........................           402           391           804           782
                                                                -----------   -----------   -----------   -----------
Adjusted income before extraordinary item....................         4,934         4,722         9,660         9,181
Extraordinary loss, net of income tax benefit of $242........          (421)          - -          (421)          - -
                                                                -----------   -----------   -----------   -----------
     Adjusted Net Income.....................................   $     4,513   $     4,722   $     9,239   $     9,181
                                                                ===========   ===========   ===========   ===========

Weighted-average shares outstanding..........................        18,831        19,698        19,055        19,407
Dilutive stock options.......................................           534           695           557         1,023
Shares issuable upon conversion of Convertible Notes;
   conversion assumed........................................         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
     Total Weighted-Average Shares...........................        22,978        24,006        23,225        24,043
                                                                ===========   ===========   ===========   ===========

Fully Diluted Earnings Per Share
     Income before extraordinary item........................   $       .21   $       .20   $       .42   $       .38
                                                                ===========   ===========   ===========   ===========
     Net Income..............................................   $       .20   $       .20   $       .40   $       .38
                                                                ===========    ==========   ===========   ===========

G.    Supplemental Guarantor Information

         The $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Senior Notes") are guaranteed unconditionally on an unsecured subordinated basis, jointly and severally (the "Guaranties"), by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond
American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture).

         Supplemental combining financial information follows.

                                       Supplemental Combining Balance Sheet
                                                   June 30, 1996
                                                  (In thousands)

                                                           Unconsolidated
                                              ----------------------------------------
                                                                             Non-
ASSETS                                                        Guarantor    Guarantor     Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
Corporate
   Cash and cash equivalents...............   $    14,452   $       - -   $       - -   $       - -    $    14,452
   Investments in subsidiaries.............       211,366           - -        17,434      (228,800)           - -
   Advances and notes receivable - Parent
     and subsidiaries......................       220,849            10        24,471      (245,330)           - -
   Property and equipment, net.............         9,514           - -           - -           - -          9,514
   Deferred income taxes...................         8,951           - -           - -           - -          8,951
   Deferred debt issue costs, net..........         9,555           - -           - -           - -          9,555
   Other assets, net.......................         2,679           - -           257           - -          2,936
                                              -----------   -----------   -----------   -----------    -----------
                                                  477,366            10        42,162      (474,130)        45,408
                                              -----------   -----------   -----------   -----------    -----------

Homebuilding
   Cash and cash equivalents...............           - -         5,157             1           - -          5,158
   Home sales and other accounts receivable           - -        36,213           - -       (13,303)        22,910
   Investments and marketable securities,
     net...................................         5,028           - -           - -           - -          5,028
   Inventories, net
     Housing completed or under
       construction........................           - -       274,061           - -           - -        274,061
     Land and land under
       development.........................           - -       161,325        24,681        (1,397)       184,609
   Prepaid expenses and other assets.......         2,424        37,198           - -           - -         39,622
                                              -----------   -----------   -----------   -----------    -----------
                                                    7,452       513,954        24,682       (14,700)       531,388
                                              -----------   -----------   -----------   -----------    -----------

Financial Services
   Cash and cash equivalents...............           - -           - -         3,958           - -          3,958
   Accrued interest and other assets.......           - -           - -         5,934           - -          5,934
   Mortgage loans held in inventory........           - -           - -        50,688           - -         50,688
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities................           - -           - -         2,584           - -          2,584
                                              -----------   -----------   -----------   -----------    -----------
                                                      - -           - -        63,164           - -         63,164
                                              -----------   -----------   -----------   -----------    -----------

         Total Assets......................   $   484,818   $   513,964   $   130,008   $  (488,830)   $   639,960
                                              ===========   ===========   ===========   ===========    ===========



                                       Supplemental Combining Balance Sheet
                                                   June 30, 1996
                                                  (In thousands)

(continued)
                                                           Unconsolidated
                                              ----------------------------------------
                                                                             Non-
LIABILITIES                                                   Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
Corporate
   Accounts payable and accrued expenses...   $    17,355   $       - -   $       452   $        - -  $    17,807
   Advances and notes payable - Parent and
     subsidiaries..........................        14,634       210,874        28,471       (253,979)         - -
   Income taxes payable....................         9,659           - -           - -            - -        9,659
   Notes payable...........................         3,512           - -           - -            - -        3,512
   Senior Notes, net.......................       187,620           - -           - -            - -      187,620
   Subordinated notes, net.................        38,223           - -           - -            - -       38,223
                                              -----------   -----------   -----------   ------------  -----------
                                                  271,003       210,874        28,923       (253,979)     256,821
                                              -----------   -----------   -----------   ------------  -----------

Homebuilding
   Accounts payable and accrued expenses...         5,174        79,233           538            - -       84,945
   Lines of credit.........................           - -        57,500           - -            - -       57,500
   Notes payable...........................           - -         6,864           - -            - -        6,864
                                              -----------   -----------   -----------   ------------  -----------
                                                    5,174       143,597           538            - -      149,309
                                              -----------   -----------   -----------   ------------  -----------

Financial Services
   Accounts payable and accrued expenses...           - -           - -        25,473        (13,303)      12,170
   Line of credit..........................           - -           - -        13,019            - -       13,019
                                              -----------   -----------   -----------   ------------  -----------
                                                      - -           - -        38,492        (13,303)      25,189
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities.................       276,177       354,471        67,953       (267,282)     431,319
                                              -----------   -----------   -----------   ------------  -----------

STOCKHOLDERS' EQUITY
   Preferred stock.........................           - -           - -            10            (10)         - -
   Common Stock............................           227            19            81           (100)         227
   Additional paid-in capital..............       136,495       144,756       224,914       (369,670)     136,495
   Retained earnings.......................        95,292        14,718      (162,941)       148,223       95,292
   Less treasury stock.....................       (23,373)          - -            (9)             9      (23,373)
                                              -----------   -----------   -----------   ------------  -----------

         Total Stockholders' Equity........       208,641       159,493        62,055       (221,548)     208,641
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities and
           Stockholders' Equity............   $   484,818   $   513,964   $   130,008   $   (488,830) $   639,960
                                              ===========   ===========   ===========   ============  ===========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

                                                          Unconsolidated
                                               ---------------------------------------
                                                                              Non-
ASSETS                                                        Guarantor     Guarantor    Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                               -----------   -----------   -----------   -----------   -----------
Corporate
   Cash and cash equivalents..............     $   10,290    $      - -    $      - -    $       - -    $   10,290
   Investments in subsidiaries............        303,694           - -        17,434       (321,128)          - -
   Advances and notes receivable - Parent
     and subsidiaries.....................        210,656            33        21,550       (232,239)          - -
   Property and equipment, net............          9,550           - -           - -            - -         9,550
   Deferred income taxes..................         13,730           - -           - -            - -        13,730
   Deferred debt issue costs, net.........          9,931           - -           - -            - -         9,931
   Other assets, net......................          3,730           - -           100            - -         3,830
                                               ----------    ----------    ----------   ------------    ----------
                                                  561,581            33        39,084       (553,367)       47,331
                                               ----------    ----------    ----------   ------------    ----------

Homebuilding
   Cash and cash equivalents..............              6         5,054            36            - -         5,096
   Home sales and other accounts
     receivable...........................            - -        37,726           - -        (11,534)       26,192
   Investments and marketable securities,
     net..................................          6,481           - -           - -            - -         6,481
   Inventories, net
     Housing completed or under
       construction.......................            - -       265,205           - -            - -       265,205
     Land and land under development......            - -       150,531        27,676         (1,247)      176,960
   Prepaid expenses and other assets......          3,633        38,453            25            - -        42,111
                                               ----------    ----------    ----------   ------------    ----------
                                                   10,120       496,969        27,737        (12,781)      522,045
                                               ----------    ----------    ----------   ------------    ----------

Financial Services
   Cash and cash equivalents..............            - -           - -         5,409            - -         5,409
   Accrued interest and other assets......            - -           - -         3,129            - -         3,129
   Mortgage loans held in inventory.......            - -           - -        53,153            - -        53,153
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities...............            - -           - -         3,744            - -         3,744
                                               ----------    ----------    ----------   ------------    ----------
                                                      - -           - -        65,435            - -        65,435
                                               ----------    ----------    ----------   ------------    ----------
         Total Assets.....................     $  571,701    $  497,002    $  132,256   $   (566,148)   $  634,811
                                               ==========    ==========    ==========   ============    ==========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

(continued)
                                                            Unconsolidated
                                              ---------------------------------------
                                                                              Non-
LIABILITIES                                                   Guarantor     Guarantor    Eliminating   Consolidated
                                                  MDC       Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
Corporate
   Accounts payable and accrued expenses....  $    17,897   $       - -   $       361   $        - -   $    18,258
   Advances and notes payable - Parent and
     subsidiaries...........................       98,525       210,754        20,434       (329,713)          - -
   Income taxes payable.....................       11,930           - -           - -            - -        11,930
   Notes payable............................        3,537           - -           - -            - -         3,537
   Senior Notes, net........................      187,525           - -           - -            - -       187,525
   Subordinated notes, net..................       38,221           - -           - -            - -        38,221
                                              -----------   -----------   -----------   ------------   -----------
                                                  357,635       210,754        20,795       (329,713)      259,471
                                              -----------   -----------   -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses....        5,403        75,831           924              6        82,164
   Lines of credit..........................          - -        43,490           - -            - -        43,490
   Notes payable............................        3,630         3,192         3,749            - -        10,571
                                              -----------   -----------   -----------   ------------   -----------
                                                    9,033       122,513         4,673              6       136,225
                                              -----------   -----------   -----------   ------------   -----------

Financial Services
   Accounts payable and accrued expenses....          - -           - -        23,655        (11,563)       12,092
   Line of credit...........................          - -           - -        21,990            - -        21,990
                                              -----------   -----------   -----------   ------------   -----------
                                                      - -           - -        45,645        (11,563)       34,082
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities..................      366,668       333,267        71,113       (341,270)      429,778
                                              -----------   -----------   -----------   ------------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock..........................          - -           - -            10            (10)          - -
   Common Stock.............................          226            19            82           (101)          226
   Additional paid-in capital...............      136,022       144,756       224,914       (369,670)      136,022
   Retained earnings........................       87,476        18,960      (163,854)       144,894        87,476
   Less treasury stock......................      (18,691)          - -            (9)             9       (18,691)
                                              -----------   -----------   -----------   ------------   -----------
         Total Stockholders' Equity.........      205,033       163,735        61,143       (224,878)      205,033
                                              -----------   -----------   -----------   ------------   -----------

         Total Liabilities and
           Stockholders' Equity.............  $   571,701   $   497,002   $   132,256   $   (566,148)  $   634,811
                                              ===========   ===========   ===========   ============   ===========


                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                                           Unconsolidated
                                              ---------------------------------------
                                                                            Non-
                                                              Guarantor   Guarantor     Eliminating   Consolidated
                                                   MDC      Subsidiaries Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
THREE MONTHS ENDED JUNE 30, 1996

REVENUES
   Homebuilding.............................  $        64   $   230,256   $         9   $       - -   $   230,329
   Financial Services.......................          - -           - -         6,950           - -         6,950
   Corporate................................          488             7             2           - -           497
   Equity in earnings of subsidiaries.......        5,404           - -           - -        (5,404)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        5,956       230,263         6,961        (5,404)      237,776
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................           30       223,085            96            75       223,286
   Financial Services.......................          - -           - -         3,348           - -         3,348
   Corporate general and administrative.....        2,972           - -             8           - -         2,980
   Corporate and homebuilding  interest.....       (4,181)        4,527           642            39         1,027
                                              -----------   -----------   -----------   -----------   -----------
        Total Expenses......................       (1,179)      227,612         4,094           114       230,641
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes and
     extraordinary item.....................        7,135         2,651         2,867        (5,518)        7,135
   Provision for income taxes...............       (2,603)         (968)       (1,192)        2,160        (2,603)
                                              -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item.........        4,532         1,683         1,675        (3,358)        4,532
   Extraordinary loss, net of income tax
     benefit of $242........................         (421)          - -           - -           - -          (421)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,111   $     1,683   $     1,675   $    (3,358)  $     4,111
                                              ===========   ===========   ===========   ===========   ===========

THREE MONTHS ENDED JUNE 30, 1995

REVENUES
   Homebuilding.............................  $        95   $   207,212   $        32   $       - -   $   207,339
   Financial Services.......................          - -           - -         6,356           - -         6,356
   Corporate................................          424           - -           - -           - -           424
   Equity in earnings of subsidiaries.......        5,733           - -           - -        (5,733)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        6,252       207,212         6,388        (5,733)      214,119
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................          (48)      199,124           198           - -       199,274
   Financial Services.......................          - -           - -         2,693           - -         2,693
   Corporate general and administrative.....        3,476           - -             6           - -         3,482
   Corporate and homebuilding  interest.....       (3,956)        5,169           677           - -         1,890
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................         (528)      204,293         3,574           - -       207,339
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes...............        6,780         2,919         2,814        (5,733)        6,780
   Provision for income taxes...............       (2,449)       (1,109)       (1,069)        2,178        (2,449)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,331   $     1,810   $     1,745   $    (3,555)  $     4,331
                                              ===========   ===========   ===========   ===========   ===========


                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   ------------
SIX MONTHS ENDED JUNE 30, 1996

REVENUES:
   Homebuilding............................   $       143   $   421,450   $        12   $       - -   $   421,605
   Financial Services......................           - -           - -        14,688           - -        14,688
   Corporate...............................           705            13            11           - -           729
   Equity in earnings of subsidiaries......        10,995           - -           - -       (10,995)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues....................        11,843       421,463        14,711       (10,995)      437,022
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding............................           448       407,666           264           150       408,528
   Financial Services......................           - -           - -         6,090           - -         6,090
   Corporate general and administrative....         5,566           - -            15           - -         5,581
   Corporate and homebuilding  interest....        (8,116)        9,575         1,345            74         2,878
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses....................        (2,102)      417,241         7,714           224       423,077
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes and
     extraordinary item....................        13,945         4,222         6,997       (11,219)       13,945
   Provision for income taxes..............        (5,089)       (1,594)       (2,870)        4,464        (5,089)
                                              -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item........         8,856         2,628         4,127        (6,755)        8,856
   Extraordinary loss, net of income tax
     benefit of $242.......................          (421)          - -           - -           - -          (421)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME.................................   $     8,435   $     2,628   $     4,127   $    (6,755)  $     8,435
                                              ===========   ===========   ===========   ===========   ===========

SIX MONTHS ENDED JUNE 30, 1995

REVENUES
   Homebuilding............................   $       211   $   391,533   $       124   $       - -   $   391,868
   Financial Services......................           - -           - -        12,506           - -        12,506
   Corporate...............................           837           - -           - -           - -           837
   Equity in earnings of subsidiaries......        11,674           - -           - -       (11,674)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues....................        12,722       391,533        12,630       (11,674)      405,211
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding............................           498       374,974           322           - -       375,794
   Financial Services......................           - -           - -         5,087           - -         5,087
   Corporate general and administrative....         6,568           - -            41           - -         6,609
   Corporate and homebuilding  interest....        (7,336)       10,648         1,417           - -         4,729
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses....................          (270)      385,622         6,867           - -       392,219
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes..............        12,992         5,911         5,763       (11,674)       12,992
   Provision for income taxes..............        (4,593)       (2,246)       (1,979)        4,225        (4,593)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME.................................   $     8,399   $     3,665   $     3,784   $    (7,449)  $     8,399
                                              ===========   ===========   ===========   ===========   ===========


                                  Supplemental Combining Statement of Cash Flows
                                          Six Months Ended June 30, 1996
                                                  (In thousands)

                                                           Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................  $   105,651   $   (12,791)  $     4,214   $   (88,860)  $     8,214
                                              -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES
Net (Increase) Reduction in Notes and
   Advances Receivable From Parent and
   Subsidiaries.............................      (10,193)           23        (2,921)       13,091           - -
Net Proceeds From Mortgage-Related Assets
   and Liabilities..........................          - -           - -         1,991           - -         1,991
Other, net..................................          995           935           (87)          - -         1,843
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Investing
   Activities...............................       (9,198)          958        (1,017)       13,091         3,834
                                              -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................      (84,016)          210         8,037        75,769           - -
Lines of Credit
     Advances...............................          - -       487,062           - -           - -       487,062
     Principal payments.....................          - -      (473,052)       (8,971)          - -      (482,023)
Notes Payable
     Borrowings.............................          - -           480           - -           - -           480
     Principal payments.....................       (3,558)       (2,764)       (3,749)          - -       (10,071)
Dividend Payments...........................       (1,141)          - -           - -           - -        (1,141)
Treasury Stock Repurchases..................       (5,016)          - -           - -           - -        (5,016)
Other, net..................................        1,434           - -           - -           - -         1,434
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Financing
   Activities...............................      (92,297)       11,936        (4,683)       75,769        (9,275)
                                              -----------   -----------   -----------   -----------   -----------

Net Increase (Decrease) In Cash And Cash
   Equivalents..............................        4,156           103        (1,486)          - -         2,773

Cash And Cash Equivalents

   Beginning Of Period......................       10,296         5,054         5,445           - -        20,795
                                              -----------   -----------   -----------   -----------   -----------

   End Of Period............................  $    14,452   $     5,157   $     3,959   $       - -   $    23,568
                                              ===========   ===========   ===========   ===========   ===========


                                  Supplemental Combining Statement of Cash Flows
                                          Six Months Ended June 30, 1995
                                                  (In thousands)

                                                             Unconsolidated
                                                 ----------------------------------------
                                                                                 Non-
                                                                 Guarantor     Guarantor    Eliminating  Consolidated
                                                      MDC     Subsidiaries    Subsidiaries    Entries        MDC
                                                 -----------   -----------   -----------   -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES.......     $   (88,126)  $   (16,698)  $   (16,719)  $   120,554   $      (989)
                                                 -----------   -----------   -----------   -----------   -----------
INVESTING ACTIVITIES
Net Proceeds From Mortgage-Related Assets
   and Liabilities..........................             - -           - -           686           - -           686
Net Reduction in Notes and Advances
   Receivable - Parent and Subsidiaries.....          62,779            31         1,739       (64,549)          - -
Other, net..................................            (267)          408         1,403           - -         1,544
                                                 -----------   -----------   -----------   -----------   -----------

Net Cash Provided By Investing
   Activities...............................          62,512           439         3,828       (64,549)        2,230
                                                 -----------   -----------   -----------   -----------   -----------
FINANCING ACTIVITIES
Net Increase In Borrowings From Parent and
   Subsidiaries.............................          10,089        32,454        13,462       (56,005)          - -
Lines of Credit
     Advances...............................             - -       329,633           - -           - -       329,633
     Principal payments.....................             - -      (336,859)          (80)          - -      (336,939)
Notes Payable
     Borrowings.............................             - -         1,075           - -           - -         1,075
     Principal payments.....................             (48)      (13,803)       (1,116)          - -       (14,967)
Dividend Payments...........................            (988)          - -           - -           - -          (988)
Treasury Stock Repurchases..................          (5,321)          - -           - -           - -        (5,321)
Other, net..................................             (89)          - -           - -           - -           (89)
                                                 -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities...............................           3,643        12,500        12,266       (56,005)      (27,596)
                                                 -----------   -----------   -----------   -----------   -----------
Net Decrease In Cash And Cash Equivalents...         (21,971)       (3,759)         (625)          - -       (26,355)

Cash And Cash Equivalents

   Beginning Of Period......................          31,210         9,656         2,698           - -        43,564
                                                 -----------   -----------   -----------   -----------   -----------

   End Of Period............................     $     9,239   $     5,897   $     2,073   $       - -   $    17,209
                                                 ===========   ===========   ===========   ===========   ===========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

                                 INTRODUCTION

         MDC is a major regional homebuilder and ranks as the seventh largest homebuilder in the United States, based on homebuilding revenues. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC is engaged in the construction and sale of residential housing in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment, (i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers and, to a lesser extent, to others (the mortgage lending operations); and (ii) Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.,) manages, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).

                             RESULTS OF OPERATIONS

      The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                          1996          1995          1996          1995
                                                      -----------   -----------   -----------   -----------
Revenues..........................................    $   237,776   $   214,119   $   437,022   $   405,211

Income before inventory valuation charges, income
   taxes and extraordinary item...................         10,005         7,680        16,815        13,892

Income before income taxes and extraordinary item.          7,135         6,780        13,945        12,992

Income before extraordinary item..................          4,532         4,331         8,856         8,399

Net Income........................................          4,111         4,331         8,435         8,399

Earnings Per Share:

   Primary
      Income before extraordinary item............            .23           .21           .45           .41
      Net Income..................................            .21           .21           .43           .41

   Fully Diluted
      Income before extraordinary item............            .21           .20           .42           .38
      Net Income..................................            .20           .20           .40           .38


         Revenues for the three and six months ended June 30, 1996 increased 11% and 8%, respectively, compared with revenues during the same periods in 1995, and exceeded revenues for all comparable periods in the Company's history. The revenue increases primarily resulted from increases in homes closed. The Company closed 1,296 and 2,347 homes, respectively, during the second quarter and first half of 1996, increases of 16% and 10%, respectively, over the 1,121 and 2,129 homes closed in the comparable periods in 1995.

         Income before income taxes and extraordinary item was higher in the second quarter and first half of 1996, compared with the same periods in 1995, primarily as a result of (i) lower interest expense; (ii) lower corporate general and administrative expenses; and (iii) higher operating profit from the Company's financial services segment, primarily resulting from larger gains on sales of mortgage loans and mortgage-related assets. These increases to income partially were offset by decreases in operating profits from the Company's homebuilding operations in the second quarter and first six months of 1996, compared with the same periods for 1995. These decreases, which more than offset the positive affects of increases in homes closed, were caused by (i) non-cash inventory valuation charges of $2,870,000 for the impairment of certain homebuilding assets, primarily in the Mid-Atlantic region due to weakened conditions in that market; (ii) lower average selling prices on homes closed; and (iii) increased marketing and general and administrative expenses incurred in support of the Company's expanding homebuilding operations.

Impact of Home Mortgage Interest Rates.

         The Company's homebuilding and mortgage lending operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity.

         In October 1993, home mortgage interest rates reached their lowest levels in 25 years, dropping to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to December 1994, home mortgage interest rates increased to a high of 9.25%. During this period of rising interest rates, the Company experienced a general weakening in demand for new homes in most of its markets, which adversely affected the Company's (i) home sales in the last three quarters of 1994 and the first quarter of 1995; and (ii) Home Gross Margins (as hereinafter defined) throughout most of 1995. From December 1994 through February 1996, home mortgage interest rates generally declined to a low of 6.9% which, among other things, led to improved home sales levels in the last three quarters of 1995 and the first four months of 1996, compared with the same periods in 1994 and 1995. Since February 1996, home mortgage interest rates have increased to a high of 8.4%, and currently are approximately 8.2%. While current mortgage interest rates are low compared with historical rates, the recent increases in mortgage interest rates, particularly since May 1996 when rates moved above 8.0%, have affected adversely and may continue to affect adversely in the future, the Company's homebuilding operations.

     The Company is unable to predict the extent to which recent or future increases in home mortgage interest rates will affect adversely the Company's operating activities and results of operations. See "Forward-Looking Statements" below.

Homebuilding Segment.

         The table below sets forth certain information with respect to the Company's homes sold, closed and delivered, units sold under a contract but not delivered ("Backlog") and active subdivisions (dollars in thousands).

                                                              Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                           1996          1995           1996          1995
                                                       -----------   -----------    -----------   ----------
Home sales revenues................................    $   229,006   $   205,856    $   415,029   $  387,920
Operating profits before inventory valuation
  charges..........................................          9,913         8,965         15,947       16,974
Operating profits..................................          7,043         8,065         13,077       16,074
Average selling price per housing unit.............          176.7         183.6          176.8        182.2
Home Gross Margins.................................          13.5%         13.1%          13.5%        13.4%
Homes (units)
     Sales contracted, net
         Colorado..................................            410           539          1,078        1,079
         Mid-Atlantic..............................            225           317            652          647
         California................................            200           218            449          378
         Arizona...................................            280           197            606          375
         Nevada....................................             70            10            121           35
                                                       -----------   -----------    -----------   ----------

              Total................................          1,185         1,281          2,906        2,514
                                                       ===========   ===========    ===========   ==========

     Closed and delivered
         Colorado..................................            498           480            935          960
         Mid-Atlantic..............................            238           255            395          446
         California................................            208           170            403          296
         Arizona...................................            287           201            503          385
         Nevada....................................             65            15            111           42
                                                       -----------   -----------    -----------   ----------

              Total................................          1,296         1,121          2,347        2,129
                                                       ===========   ===========    ===========   ==========

                                                         June 30,    December 31,     June 30,
                                                           1996         1995            1995
                                                       -----------   -----------    -----------
     Backlog (units)
         Colorado..................................            801           658            729
         Mid-Atlantic..............................            532           275            538
         California................................            221           175            183
         Arizona...................................            337           234            247
         Nevada....................................             79            13             22
                                                       -----------   -----------    -----------

              Total................................          1,970         1,355          1,719
                                                       ===========   ===========    ===========

     Backlog (estimated sales value)...............    $   349,000   $   243,000    $   321,000
                                                       ===========   ===========    ===========
Active Subdivisions (units)
         Colorado..................................             48            49             55
         Mid-Atlantic..............................             49            48             43
         California................................             20            23             18
         Arizona...................................             24            22             21
         Nevada....................................              3             2              2
                                                       -----------   -----------    -----------

              Total................................            144           144            139
                                                       ===========   ===========    ===========

                                       -20-

         Home Sales Revenues and Homes Closed and Delivered. Home sales revenues in the second quarter and first half of 1996 exceeded all comparable periods in the Company's history, increasing 11% and 7%, respectively, from home sales revenues for the same periods in 1995. The increases primarily resulted from increased home closings, partially offset by an overall decrease in the average selling price per home closed as discussed below. Home closings increased in 1996 from 1995 in (i) Arizona, due to a significant expansion of the Company's operations in Phoenix, where the Company has increased the number of active subdivisions from 9 at December 31, 1994 to 16 at June 30, 1996; (ii)
California, due to the Company's acquisition and opening of several new subdivisions in Southern California, including five active subdivisions in Paloma del Sol, a master planned community in Temecula, Riverside County, acquired from Mesa Homes in July 1995; (iii) Nevada, due to the closing of homes in subdivisions acquired from Longford Homes in February 1996; and (iv) for the second quarter, Colorado, due to a strong Backlog at March 31, 1996.

      The Company's Mid-Atlantic operations closed fewer homes in the second quarter and first half of 1996 than were closed during the same periods in 1995 primarily as a result of adverse weather conditions throughout most of the first half of 1996 which delayed construction and development activities and the delivery of certain homes. These delays, combined with a high level of homes sold but not started at June 30, 1996 in the Mid-Atlantic region, Colorado and Arizona, as well as the accelerated June 1996 closing of a number of homes which had been scheduled for closing in July 1996 may reduce total Company home closings in the third quarter of 1996 to levels comparable to the third quarter of 1995. See "Forward-Looking Statements" below.

         Average Selling Price Per Housing Unit. The decrease in the average selling price per housing unit in the second quarter and first half of 1996 compared with the same periods in 1995 reflects the impact of the Company's
continuing  emphasis  on  offering  lower-priced,   more  affordable  homes
primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in the first half of 1996, compared with prices in 1995, in (i) Colorado and Arizona; (ii) Southern California and Las Vegas, as the Company closed affordably priced homes in subdivisions acquired from Mesa Homes and Longford Homes, respectively; and
(iii) the Mid-Atlantic region as the Company has opened a number of new affordable townhome projects in this market. The Company believes that its average selling price on homes closed during the remainder of 1996 will be lower than in comparable periods in 1995 and could decline an additional two to three percent from the second quarter 1996 level. See "Forward-Looking Statements" below.

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") increased during the second quarter and first half of 1996, compared with the same periods in 1995. These increases largely were due to increased margins in (i) Colorado, as the favorable impact of lower interest rates during late 1995 and the first quarter of 1996 resulted in stronger market conditions which reduced the level of incentives required for Company home buyers during such period; (ii) Las Vegas, due to increased margins from homes sold in subdivisions acquired from Longford Homes; and (iii) Northern California, due to the impact of increased home closings in certain of the Company's more profitable subdivisions in that market. These increases partially were offset by Home Gross Margin decreases in (i) Southern California and Phoenix, as the Company experienced the affects of increased incentives offered to home buyers and higher land prices resulting from increased competition in these markets, and because certain highly profitable subdivisions in each of these markets were substantially completed in 1995; and (ii) the Mid-Atlantic, where the Company continues to offer incentives in response to weakened market conditions and strong competition and to reduce the Company's inventory of older unsold homes under construction.

         The Company believes that growth in Home Gross Margins over the next two quarters will be limited because of the continued impact of increased incentives offered to home buyers to stimulate sales and counter increased competition in each of its markets. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials may affect adversely future Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. See "Forward-Looking Statements" below.

         Home Sales and Backlog. Home sales for the first half of 1996 increased 16% from the same period in 1995 as a result of increased home sales in Phoenix, Southern California and Las Vegas due to the Company's continued expansion in these markets as previously discussed. Home sales for the second quarter of 1996 decreased by 7% from the same period in 1995, as the Company began to experience a general decline in demand for new homes primarily resulting from the increase in mortgage interest rates since February 1996.

         The Company's home sales in July 1996 totalled 357 units, compared with unseasonably strong sales of 473 homes in July 1995 (which reflected the positive effect on the demand for new homes of the lowest mortgage interest rates in more than 15 months during July 1995). The Company is unable to predict if the lower comparable monthly sales, which began in May 1996, will continue in the future.

         Primarily as a result of higher first half 1996 home sales, the Company's Backlog at June 30, 1996 increased to 1,970 units, a 45% increase from the 1,355 units at December 31, 1995 and a 15% increase from the 1,719 units at June 30, 1995. The Company expects approximately 70% of its June 30, 1996 Backlog to close under existing sales contracts during the third and fourth quarters of 1996, assuming no significant change in mortgage interest rates. See "Forward-Looking Statements" below.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $14,265,000 and $26,247,000, respectively, for the second quarter and first half of 1996, compared with $12,510,000 and $23,627,000, respectively, for the same periods in 1995. The 14% and 11% increases during the second quarter and first half of 1996 compared with 1995 principally resulted from (i) variable cost increases due to increased home sales revenues; and (ii) additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations and to stimulate sales in response to increased competition in its markets.

         General and Administrative. General and administrative expenses totalled $7,026,000 and $14,538,000, respectively, during the second quarter and first half of 1996, compared with $6,545,000 and $12,940,000, respectively, for the same periods in 1995. General and administrative expenses increased primarily due to additional costs incurred in support of the Company's expanded operations in Southern California and Las Vegas.

     Land Sales.

         Revenues from land sales totalled $1,087,000 and $6,246,000, respectively, for the second quarter and first half of 1996, compared with $511,000 and $2,824,000 for the same periods in 1995. Gross profits from these land sales were $64,000 and $291,000, respectively, for the second quarter and first half of 1996, compared with $93,000 and $413,000 for the same periods in 1995.

         First half 1996 land sales include a sale of approximately 54 acres of land held for future development or sale in the Company's Rock Creek Ranch development in Colorado for approximately $4,800,000, which generated gross profit of $234,000.

     Land Inventory.

         The table below shows (in thousands) the carrying value of MDC's land and land under development in each of its homebuilding markets:

                                                June 30,    December 31,  June 30,
                                                  1996          1995        1995
                                              -----------   -----------  -----------
Finished or currently under development
     Colorado...............................  $    29,287   $    34,331  $    43,300
     Mid-Atlantic...........................       49,377        47,247       39,440
     California.............................       33,411        26,694       36,139
     Arizona................................       26,956        20,586       23,743
     Nevada.................................       10,564         4,559        6,246
                                              -----------   -----------  -----------
         Total..............................      149,595       133,417      148,868
Held for future development or sale*........       35,014        43,543       48,555
                                              -----------   -----------  -----------
         Total..............................  $   184,609   $   176,960  $   197,423
                                              ===========   ===========  ===========

                *A substantial  majority of the land held for future development or sale consists of unfinished lots located in Colorado which generally are in close proximity to projects currently being developed.

         In addition to its land inventory, the Company controls a portion of the land it will require for its homebuilding operations in future periods utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase finished lots in consideration for an option deposit (generally $50,000 to $200,000 per contract). In the event the Company elects not to purchase the finished lots within a specified period of time (generally, 5 to 20 lots per project per calendar quarter), the agreements generally limit the Company's loss to the option deposit, thereby limiting the Company's risk while preserving its liquidity. At June 30, 1996, approximately 8,400 lots were controlled under option agreements with $7,400,000 in option deposits. Because of increased demand for finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using rolling options has been reduced or has become more expensive.

      Inventory Valuation Charges.

         Operating results during the second quarter and first half of 1996 were impacted adversely by inventory valuation charges totalling $2,870,000, primarily related to certain of the Company's homebuilding assets in the Mid-Atlantic region as a result of continued weakened conditions and strong competition in that market. These valuation charges resulted from (i) the write down to fair market value of a single-family detached home subdivision in Maryland which began to experience extremely slow sales and negative Home Gross Margins during the second quarter of 1996; (ii) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; and (iii) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to certain low-margin projects which the

Company is considering closing out. While intending to maintain its market share in the Mid-Atlantic region, the Company is strategically eliminating lower-margin projects in that market and redeploying capital to more profitable operations, including Southern California where the Company recently acquired five new projects. See "Forward-Looking Statements" below.

         The Company recognized a $900,000 inventory valuation charge in the second quarter of 1995, primarily in relation to several projects in Northern California which experienced slowed sales and reduced selling prices due to the continued decline in home sales activity in the Sacramento market.

Financial Services Segment.

     Mortgage Lending Operations.

         The  table  below   summarizes  the  results  of   HomeAmerican  (in
thousands).

                                                             Three Months                 Six Months
                                                            Ended  June 30,             Ended  June 30,
                                                           1996          1995          1996          1995
                                                       -----------   -----------   -----------   -----------
Gains from sales of mortgage servicing:
   Bulk...........................................     $     1,389   $     1,516   $     3,791   $     3,734
   Other..........................................             142           456           362           908
Net interest income...............................             793           902         1,598         1,595
Origination fees..................................           1,570         1,256         2,959         2,330
Gains (losses) on sales of mortgage loans.........           1,151          (104)        1,693          (440)
Mortgage servicing and other......................             522           449           908         1,015
General and administrative expenses...............          (2,423)       (2,067)       (4,545)       (3,851)
                                                       -----------   -----------   -----------   -----------

         Operating profit.........................     $     3,144   $     2,408   $     6,766   $     5,291
                                                       ===========   ===========   ===========   ===========

Principal amount of originations and purchases:
     MDC home buyers..............................     $   124,082   $   102,736   $   223,483   $   180,479
     Spot.........................................          12,443         7,814        25,776        13,831
     Correspondent................................          15,545        19,748        26,512        28,878
                                                       -----------   -----------   -----------   -----------

         Total....................................     $   152,070      $130,298   $   275,771   $   223,188
                                                       ===========      ========   ===========   ===========

Capture Rate......................................             66%           61%           66%           58%
                                                       ===========   ===========   ===========   ===========

                                                        June 30,      December 31,       June 30,
                                                          1996            1995             1995
                                                      -----------     ------------     ----------
Composition of Servicing Portfolio at End of
   Period:
     FHA insured/VA guaranteed.....................   $   129,066     $     85,002     $   113,275
     Conventional..................................       338,656*         401,809         378,968
                                                      -----------     ------------     -----------

 Total Servicing Portfolio.........................   $   467,722     $    486,811     $   492,243
                                                      ===========     ============     ===========

 Salable Portion of Servicing Portfolio............   $   260,925**   $    429,328     $   431,394
                                                      ===========     ============     ===========

         *Includes servicing of $154,000,000 which was sold in May 1996 but was being serviced by HomeAmerican under a subservicing arrangement until the ultimate transfer to the purchaser in July 1996.

         **Includes servicing originated prior to 1996 of approximately
           $65,000,000.

                                     -24-

         HomeAmerican's operating profits for the second quarter and first half of 1996 exceeded the operating profits for the same periods in 1995 primarily because of gains on sales of mortgage loans totalling $1,151,000 and $1,693,000, respectively, in the second quarter and first half of 1996, compared with losses totalling $104,000 and $440,000, respectively, for the same periods in 1995. These gains are in large measure attributable to the Company's adoption in 1996 of SFAS 122 (as hereinafter defined).

         SFAS 122 requires the Company to allocate the cost of mortgage loans originated by HomeAmerican after January 1, 1996 between the mortgage loans and the right to service the mortgage loans, based on their relative values. Prior to 1996, the cost of mortgage loans originated by HomeAmerican was assigned to the mortgage loans, with no cost assigned to the servicing rights. Assuming that all other factors remain unchanged, the net effect of the adoption of SFAS 122 will be higher gains (or lower losses) on sales of mortgage loans originated by HomeAmerican after January 1, 1996 and lower gains on sales of the related servicing rights, compared with gains on sales of mortgage loans and related servicing rights originated by HomeAmerican prior to January 1, 1996.

         The Company's adoption of SFAS 122 resulted in additional gains in the second quarter and first half of 1996 of approximately $1,784,000 and $2,617,000, respectively, on the sale of mortgage loans which were originated and sold by HomeAmerican during such period. Gains from the sale of mortgage servicing rights in the second quarter and first half of 1996 were reduced by $762,000 and $974,000, respectively, due to the allocation of mortgage loan costs to the sold servicing rights which were originated in 1996 in accordance with the requirements of SFAS 122.

         HomeAmerican's loan originations and purchases increased by 17% and 24%, respectively, in the second quarter and first half of 1996 compared with the same periods in 1995 primarily due to increases in (i) the Company's home closings; (ii) HomeAmerican's "Capture Rate", or the number of mortgage loans originated for Company home buyers as a percentage of total Company home closings; and (iii) the dollar amount of spot originations resulting from increased  refinancing  activity  stimulated by lower  mortgage  interest  rates during the first four months of 1996 compared with the same period in 1995. HomeAmerican opened origination facilities in Southern California and Nevada in late 1995 and February 1996, respectively, which favorably affected HomeAmerican's total originations and Capture Rate. HomeAmerican continues to benefit from the Company's homebuilding growth as Company home buyers were the source of more than 80% of the principal amount of mortgage loans originated or purchased by HomeAmerican in 1996 and throughout 1995.

         Forward Sales Commitments. HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans which are subject to processing and origination. Such contracts are the only significant financial derivative instrument utilized by MDC.

     Asset Management Segment.

         The following table summarizes the results of the asset management operations (in thousands).


                                                             Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                           1996          1995          1996          1995
                                                       -----------   -----------   -----------   -----------
Management fees from REITs.........................    $       802   $       500   $     1,598   $     1,632
Gains on sales of mortgage-related assets..........             72           270         1,007           270
Other revenues, net................................            433         1,036           696         1,387
General and administrative expenses................           (849)         (551)       (1,469)       (1,161)
                                                       -----------   -----------   -----------   -----------

           Operating profit........................    $       458   $     1,255   $     1,832   $     2,128
                                                       ===========   ===========   ===========   ===========

         The Company does not anticipate making additional mortgage-related investments. As a result, future income from the asset management segment will be substantially dependent on management fees earned from two publicly traded REITs. At June 30, 1996, the REITs had approximately $158,000,000 in assets under management by the Company. See "Forward-Looking Statements" below.

Other Operating Results.

         Interest Expense. Corporate and homebuilding interest incurred decreased by 10% and 12% to $7,605,000 and $15,379,000, respectively, for the second quarter and first half of 1996, compared with $8,483,000 and $17,472,000, respectively, for the same periods in 1995. The decreases in 1996 primarily were due to (i) lower effective interest rates with respect to the Company's variable-rate debt in 1996; and (ii) lower average outstanding borrowings, as the Company maintained lower average levels of cash and homebuilding inventories in the first half of 1996.

         The portion of corporate and homebuilding interest which was capitalized (the Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction) totalled $6,578,000 and $12,501,000, respectively, in the second quarter and first half of 1996, compared with $6,593,000 and $12,743,000, respectively, for the same periods in 1995.

         Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $1,027,000 and $2,878,000, respectively, for the second quarter and first half of 1996, compared with $1,890,000 and $4,729,000, respectively, for the same periods of 1995.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $2,980,000 and $5,581,000, respectively, during the second quarter and first half of 1996, compared with $3,482,000 and $6,609,000, respectively, for the same periods of 1995. The decreases in 1996 primarily resulted from (i) reduced commitment fees, appraisal costs and other related costs in the second quarter of 1996 as a result of the Company's replacement of its secured homebuilding lines of credit and certain project loans with the $150,000,000 unsecured line of credit in April 1996; and (ii) an insurance settlement of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures which were previously expensed.

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

         MDC's overall effective income tax rate during the second quarter and first half of 1996 was 36.5%, compared with 36.1% and 35.4%, respectively, during the same periods in 1995. These effective income tax rates differed from the federal statutory rate of 35% due to, among other things, (i) the impact of state income taxes; and (ii) in 1995, the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded.

         The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments that would shift the recognition of certain items of income and expense from one year to another ("Timing Adjustments"). To the extent taxable income in a prior year is increased by proposed Timing Adjustments, taxable income may be reduced by a corresponding amount in other years; however, the Company would incur an interest charge as a result of such adjustment. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for any additional income taxes and interest which may result from the proposed adjustments; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near-term from amounts provided. See "Forward-Looking Statements" below.

         The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided. See "Forward-Looking Statements" below.

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

Capital Resources.

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded Senior Notes and subordinated notes, the substantial majority of which are due in 2003 and 2005, respectively; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         The Company's debt-to-equity ratio improved to 1.47 to 1 at June 30, 1996 compared with 1.49 to 1 at December 31, 1995. The improvement resulted from
(i) the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity at June 30, 1996; and (ii) the use of internally generated cash flow to reduce debt.

         Based upon its current business plan, MDC anticipates the acquisition of various parcels of finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1996. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to "rolling" options entered into in prior periods and under new "rolling" options. The use of "rolling" options lessens the Company's land-related risk and improves liquidity. See "Forward-Looking Statements" below.

         Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements. The Company believes that it can meet its long-term capital needs (including, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere herein, in particular, increases in interest rates. See "Forward-Looking Statements" below.

Lines of Credit and Notes Payable.

         Homebuilding. In April 1996, the Company entered into an agreement with a group of banks for a $150,000,000 unsecured revolving line of credit maturing June 30, 2000, although a term-out may commence earlier under certain circumstances. Some of the initial advances at closing of this credit agreement were used to retire the borrowings under cancelled bank lines of credit and project loans collateralized by homebuilding inventories. At June 30, 1996, $57,500,000 was borrowed under this unsecured bank line of credit.

         Financial Services. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are normally sold within 25 to 60 days after origination. During the first half of 1996 and 1995, HomeAmerican sold $277,788,000 and $216,927,000, respectively, principal amount of mortgage loans and mortgage certificates.

         The aggregate amount available under the Mortgage Line at June 30, 1996 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At June 30, 1996, $13,019,000 was borrowed and an additional $30,416,000 was collateralized and available to be borrowed under the Mortgage Line. HomeAmerican also has additional borrowing capability with available repurchase agreements.

         General. The Company's lines of credit and notes payable require compliance with certain covenants, representations and warranties. Currently, the Company believes that it is in compliance with these covenants, representations and warranties.

         In the event that MDC's lines of credit are not renewed as they become due or are renewed at substantially lower levels, the Company believes that it could meet its financing requirements through a combination of internally generated funds and new borrowings. See "Forward-Looking Statements" below.

Consolidated Cash Flow.

         During the first half of 1996, the Company generated $8,214,000 in cash from its operating activities. The Company used this cash and other internally generated funds to (i) pay down lines of credit and notes payable by $4,552,000; and (ii) repurchase 703,000 shares of MDC Common Stock for $5,016,000.

         During the first half of 1995, MDC used $26,355,000 of cash and other internally generated funds to pay down lines of credit and notes payable by $21,198,000 and to repurchase 843,600 shares of MDC Common Stock for $5,321,000.

          ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 on January 1, 1996 did not have a material impact on the results of operations or financial condition of the Company.

         In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). As previously discussed, the Company adopted this statement effective January 1, 1996.

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and
Servicing of Financial Assets and Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The Company's adoption of SFAS 125, beginning in 1997, is not anticipated to have a material adverse impact on the results of operations or financial condition of the Company. See "Forward-Looking Statements" below.

                         FORWARD-LOOKING STATEMENTS

         Some of the statements in this Form 10-Q Quarterly Report, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) unanticipated demographic changes; (vi) shortages of labor;
(vii) weather related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation including interpretations of income tax and environmental laws; and (xi) other factors over which the Company has little or no control.

                            M.D.C. HOLDINGS, INC.
                                  FORM 10-Q

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS.

     Expansive Soils Cases.

         On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado<F1>. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado<F2> and by a homeowner in the Rock Creek development located in Boulder County, Colorado<F3>. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado<F4>. The complaints (the "Expansive Soils Cases"), each of which seek certification of a class action, allege substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act and non-disclosures. The homeowners in each complaint seek, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company has filed a response to each of the complaints and to initial discovery requests in the first filed case.

         On June 11, 1996, representative plaintiffs and the Company's Colorado homebuilding subsidiaries jointly filed with the Douglas County District Court an agreement to settle the Expansive Soils Cases. On June 13, 1996, the Douglas County District Court granted preliminary approval of the settlement. The settlement is subject to final court approval and provides for the creation of a warranty program for eligible owners of homes located in Colorado which were built by the Company's homebuilding subsidiaries since June 1986. If approved by the court, a settlement class, including the purported classes in the Expansive Soils Cases, will be certified and all pending claims will be dismissed. Indemnity payments for funding the settlement are expected to be provided by participating insurance carriers. While there can be no assurance that the proposed settlement will in fact be implemented, management does not believe that these matters are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Other.

         The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. Because of the nature of the homebuilding business, and in the ordinary course of the Company's operations, the Company from time to time may be subject to product liability claims, including claims similar to those

- --------
<F1> Colescott, et al vs. Richmond Homes Limited, et al.(now entitled Morello et
al. vs. Richmond Homes Limited, et al.) in the District Court, Douglas County, State of Colorado, Civil Action No. 94 CV 352, Division 2.
<F2> Moore vs. Richmond Homes Limited, et al. in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 321, Division 2.
<F3> Costantini vs. Richmond Homes Limited, et al. in the District Court,
Boulder County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.
<F4> Rodenburg vs. Richmond Homes Limited, et al. in the District Court,
Douglas County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

discussed under the description of the Expansive Soils Cases, above. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.

         MDC held its Annual Meeting of Shareowners (the "Meeting") on May 3, 1996. At the Meeting, two nominees, Messrs. Gilbert Goldstein and William B. Kemper were elected as Class II Directors to three-year terms expiring in 1999.

         The selection of Price Waterhouse LLP as the Company's independent accountants for 1996 was ratified at the Meeting. A proposal submitted by a shareowner to eliminate staggered terms for directors was not approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a) Exhibit:
                               10.1 Letter Agreement effective October 1, 1996 by and between Gilbert Goldstein, P.C. and the Company.

                               27    Financial Data Schedule.

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

Date:  August 13, 1996                      M.D.C. HOLDINGS, INC.
       ---------------                      (Registrant)



                                            By:   /s/ Paris G. Reece III
                                                  Paris G. Reece III,
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer