Form 10-Q
period 1996-09-30
MDC HOLDINGS INC
filed 1996-11-14
CIK 773141

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


              As of October 31, 1996, 17,936,000 shares of M.D.C. Holdings, Inc. Common Stock were outstanding.

================================================================================

                   M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX

                                                                           Page
                                                                            No.
                                                                           ----
Part I.  Financial Information:

         Item 1.    Condensed Consolidated Financial Statements:

                    Balance Sheets as of September 30, 1996 (Unaudited)
                     and December 31, 1995...............................    1

                    Statements of Income (Unaudited) for the three and
                     nine months ended September 30, 1996 and 1995.......    3

                    Statements of Cash Flows (Unaudited) for the nine
                     months ended September 30, 1996 and 1995............    4

                    Notes to Financial Statements (Unaudited)............    5

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   17

Part II.  Other Information:

          Item 1.   Legal Proceedings....................................   30

          Item 4.   Submission of Matters to a Vote of Shareowners.......   31

          Item 6.   Exhibits and Reports on Form 8-K.....................   31


                                    (i)


                            M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Balance Sheets
                               (In thousands)


                                                     September 30, December 31,
                                                         1996          1995
                                                     -----------   -----------
ASSETS                                               (Unaudited)
Corporate
   Cash and cash equivalents......................   $   11,244    $    10,290
   Property and equipment, net....................        9,505          9,550
   Deferred income taxes..........................       10,532         13,730
   Deferred debt issue costs, net.................        9,358          9,931
   Other assets, net..............................        9,916          3,830
                                                     ----------    -----------
                                                         50,555         47,331

Homebuilding
   Cash and cash equivalents......................        4,122          5,096
   Home sales and other accounts receivable.......       16,228         26,192
   Investments and marketable securities, net.....        5,076          6,481
   Inventories, net
     Housing completed or under construction......      281,295        265,205
     Land and land under development..............      177,388        176,960
   Prepaid expenses and other assets, net.........       37,119         42,111
                                                     ----------    -----------
                                                        521,228        522,045

Financial Services
   Cash and cash equivalents......................        2,177          5,409
   Accrued interest and other assets, net.........        5,212          3,129
   Mortgage loans held in inventory, net..........       46,269         53,153
   Mortgage Collateral, net of mortgage-backed
     bonds, and related assets and liabilities....        1,934          3,744
                                                     ----------    -----------
                                                         55,592         65,435
         Total Assets.............................   $  627,375    $   634,811
                                                     ==========    ===========


            See notes to condensed consolidated financial statements


                               M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                       (In thousands, except share amounts)

                                                     September 30, December 31,
                                                         1996          1995
                                                     -----------   -----------
LIABILITIES                                          (Unaudited)
Corporate
   Accounts payable and accrued expenses...........  $    21,580   $    18,258
   Income taxes payable............................       14,059        11,930
   Note payable....................................        3,500         3,537
   Senior Notes, net...............................      187,670       187,525
   Subordinated notes, net.........................       38,224        38,221
                                                     -----------   -----------
                                                         265,033       259,471
Homebuilding
   Accounts payable and accrued expenses...........       92,756        82,164
   Lines of credit.................................       28,431        43,490
   Notes payable...................................        6,506        10,571
                                                     -----------   -----------
                                                         127,693       136,225
Financial Services
   Accounts payable and accrued expenses...........       11,675        12,092
   Line of credit..................................       14,150        21,990
                                                     -----------   -----------
                                                          25,825        34,082
         Total Liabilities.........................      418,551       429,778
                                                     -----------   -----------


COMMITMENTS AND CONTINGENCIES......................          - -           - -
                                                     -----------   -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
    shares authorized; none issued.................          - -           - -
   Common Stock, $.01 par value;  100,000,000
    shares authorized;  22,660,000 and 22,606,000
    shares issued, respectively, at September 30,
    1996 and December 31, 1995.....................          227           226
   Additional paid-in capital......................      136,518       136,022
   Retained earnings...............................      100,511        87,476
                                                     -----------   -----------
                                                         237,256       223,724
   Less treasury stock, at cost; 4,564,000 and
     3,157,000 shares, respectively, at September 30,
     1996 and December 31, 1995....................      (28,432)      (18,691)
                                                     -----------   -----------
         Total Stockholders' Equity................      208,824       205,033
                                                     -----------   -----------

         Total Liabilities and Stockholders' Equity. $   627,375   $   634,811
                                                     ===========   ===========

            See notes to condensed consolidated financial statements

                             M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                  Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                           -------------------------   -------------------------
                              1996          1995          1996          1995
                           -----------   -----------   -----------   -----------
REVENUES
   Homebuilding..........  $   222,734   $   226,815   $   644,339   $   618,683
   Financial Services....       10,346         6,297        25,034        18,803
   Corporate.............          227           359           956         1,196
                           -----------   -----------   -----------   -----------
       Total Revenues...       233,307       233,471       670,329       638,682
                           -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.........       217,828       217,493       626,356       593,287
   Financial Services...         3,245         2,778         9,335         7,865
   Corporate general and
     administrative.....         2,920         3,185         8,501         9,794
   Corporate and
     homebuilding
     interest (Note C)..           486         1,584         3,364         6,313
                           -----------   -----------   -----------   -----------
       Total Expenses...       224,479       225,040       647,556       617,259
                           -----------   -----------   -----------   -----------
Income before income
  taxes and
  extraordinary item....         8,828         8,431        22,773        21,423
Provision for income
  taxes.................        (3,225)       (2,886)       (8,314)       (7,479)
                           -----------   -----------   -----------   -----------
Income before
  extraordinary item....         5,603         5,545        14,459        13,944
Extraordinary loss from
  early extinguishment of
  debt, net of income tax
  benefit of $242.......           - -           - -          (421)          - -
                           -----------   -----------   -----------   -----------
       Net Income.......   $     5,603   $     5,545   $    14,038   $    13,944
                           ===========   ===========   ===========   ===========

EARNINGS PER SHARE

 Primary

    Income before
    extraordinary item..   $       .30   $       .28   $       .75   $       .69
                           ===========   ===========   ===========   ===========
    Net Income..........   $       .30   $       .28   $       .73   $       .69
                           ===========   ===========   ===========   ===========
 Fully diluted

    Income before
    extraordinary item..   $       .27   $       .25   $       .68   $       .63
                           ===========   ===========   ===========   ===========
    Net Income..........   $       .27   $       .25   $       .66   $       .63
                           ===========   ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary..............        18,849        20,052        19,352        20,161
                           ===========   ===========   ===========   ===========
   Fully diluted........        22,462        23,736        22,965        24,113
                           ===========   ===========   ===========   ===========

DIVIDENDS PER SHARE.....   $       .03   $       .03   $       .09   $       .08
                           ===========   ===========   ===========   ===========

            See notes to condensed consolidated financial statements


                              M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               Nine months
                                                           Ended September 30,
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
OPERATING ACTIVITIES
 Net Income........................................    $    14,038   $    13,944
 Adjustments To Reconcile Net Income To Net Cash
   Provided By (Used In) Operating Activities:
      Depreciation and amortization................          8,770         7,237
      Homebuilding asset impairment charges........          7,208         2,100
      Deferred income taxes........................          3,198        (1,985)
      Gain on sale of FAMC, net....................         (4,042)          - -
 Net Changes In Assets and Liabilities
      Mortgage loans held in inventory.............          6,884        (3,954)
      Homebuilding inventories.....................        (18,073)        9,056
      Home sales and other accounts receivable.....          9,964        (1,877)
      Prepaid expenses and other assets............         (2,778)       (7,648)
      Accounts payable and accrued expenses........         13,370         6,522
      Other, net...................................         (2,888)         (888)
                                                       -----------   -----------

Net Cash Provided By Operating Activities..........         35,651        22,507
                                                       -----------   -----------

INVESTING ACTIVITIES

 Net Proceeds From Mortgage-Related Assets and
   Liabilities.....................................          2,858         4,397
 Other, net........................................          1,826         3,963
                                                       -----------   -----------

Net Cash Provided By Investing Activities..........          4,684         8,360
                                                       -----------   -----------

FINANCING ACTIVITIES
Lines of Credit
     Advances......................................        743,462       534,484
     Principal payments............................       (766,361)     (561,187)
Notes Payable
     Borrowings....................................            480         1,075
     Principal payments............................        (10,441)      (24,695)
Dividend Payments..................................         (1,684)       (1,568)
Treasury Stock Repurchases.........................        (10,075)       (5,321)
Other, net.........................................          1,032           (54)
                                                       -----------   -----------
Net Cash Used In Financing Activities..............        (43,587)      (57,266)
                                                       -----------   -----------

Net Decrease In Cash and Cash Equivalents..........         (3,252)      (26,399)

Cash and Cash Equivalents

     Beginning Of Period...........................         20,795        43,564
                                                       -----------   -----------

     End Of Period.................................    $    17,543   $    17,165
                                                       ===========   ===========

            See notes to condensed consolidated financial statements

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared by MDC, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1996 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 and Legal Proceedings within Part II of MDC's Form 10-Q for the quarterly period ended September 30, 1996.

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


                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1996          1995             1996           1995
Homebuilding                                          -----------    -----------     -----------     -----------
     Home sales..................................     $   220,443    $   220,770     $   635,472     $   608,690
     Land sales..................................           2,099          4,954           8,345           7,778
     Other revenues..............................             192          1,091             522           2,215
                                                      -----------    -----------     -----------     -----------

                                                          222,734        226,815         644,339         618,683
                                                      -----------    -----------     -----------     -----------

     Home cost of sales..........................         190,056        191,164         548,974         527,080
     Land cost of sales..........................           1,830          5,034           7,785           7,445
     Asset impairment charges....................           4,338          1,200           7,208           2,100
     Marketing...................................          14,420         13,108          40,667          36,735
     General and administrative..................           7,184          6,987          21,722          19,927
                                                      -----------    -----------     -----------     -----------

                                                          217,828        217,493         626,356         593,287
                                                      -----------    -----------     -----------     -----------

         Homebuilding Operating Profit...........           4,906          9,322          17,983          25,396
                                                      -----------    -----------     -----------     -----------


                                                            Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1996          1995             1996           1995
                                                      -----------    -----------     -----------     -----------
Financial Services
   Mortgage Lending Revenues
     Interest revenues...........................             944            869           2,618           2,539
     Origination fees............................           1,528          1,501           4,487           3,831
     Gains on sales of mortgage servicing........           1,593          2,001           5,746           6,643
     Gains (losses) on sale of mortgage  loans, net
                                                            1,545           (405)          3,238            (845)
     Mortgage servicing and other................             288            441           1,196           1,456
   Asset Management Revenues
     Gain on sale of FAMC, net...................           4,042            - -           4,042             - -
     Management fees and other...................             406          1,890           3,707           5,179
                                                      -----------    -----------     -----------     -----------
                                                           10,346          6,297          25,034          18,803
                                                      -----------    -----------     -----------     -----------
   General and Administrative Expenses
     Mortgage Lending............................           2,518          2,140           7,139           6,066
     Asset Management............................             727            638           2,196           1,799
                                                      -----------    -----------     -----------     -----------
                                                            3,245          2,778           9,335           7,865
                                                      -----------    -----------     -----------     -----------

         Financial Services Operating Profit                7,101          3,519          15,699          10,938
                                                      -----------    -----------     -----------     -----------

Total Operating Profit...........................          12,007         12,841          33,682          36,334
                                                      -----------    -----------     -----------     -----------


Corporate
     Other revenues..............................             227            359             956           1,196
     Interest expense............................            (486)        (1,584)         (3,364)         (6,313)
     General and administrative expenses.........          (2,920)        (3,185)         (8,501)         (9,794)
                                                      -----------    -----------     -----------     -----------

         Net Corporate Expenses .................          (3,179)        (4,410)        (10,909)        (14,911)
                                                      -----------    -----------     -----------     -----------

Income Before Income Taxes and Extraordinary Item..
                                                      $     8,828    $     8,431     $    22,773     $    21,423
                                                      ===========    ===========     ===========     ===========

C.    Corporate and Homebuilding Interest Activity (In thousands)


                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1996          1995             1996           1995
                                                      -----------    -----------     -----------     -----------
Interest capitalized in homebuilding inventory,
   beginning of period...........................     $    39,839    $    41,559     $    40,217     $    42,478
Interest incurred................................           7,582          8,337          22,961          25,809
Interest expensed................................            (486)        (1,584)         (3,364)         (6,313)
Previously capitalized interest included in cost
   of sales......................................          (6,066)        (7,426)        (18,945)        (21,088)
                                                      -----------    -----------     -----------     -----------
Interest capitalized in homebuilding inventory,
   end of period.................................     $    40,869    $    40,886     $    40,869     $    40,886
                                                      ===========    ===========     ===========     ===========

D.    Stockholders' Equity

         During 1995, the Company repurchased 865,600 shares of MDC common stock ("Common Stock") pursuant to a program authorized by MDC's Board of Directors (the "Directors") to repurchase up to 1,100,000 shares of Common Stock. In January 1996, the Company substantially completed the program authorized in 1995. On July 25, 1996, and October 8, 1996, respectively, the Directors authorized additional programs to repurchase up to 1,000,000 shares of Common Stock under each program. As of November 1, 1996, the Company had completed the program authorized on July 25 and had repurchased approximately 109,000 shares of Common Stock pursuant to the program authorized on October 8. Repurchases under the 1995 and 1996 programs have been made at per share prices ranging from $5.88 to $7.13, with an average cost, including commissions, of $6.64 per share.

         In April 1996, the Company repurchased 473,000 shares of Common Stock for $7.13 per share from Spencer I. Browne (former President, Co-Chief Operating Officer and a director of the Company) pursuant to an agreement between Mr. Browne and the Company.

E.    Gain on Sale of FAMC

         In September 1996, the Company sold its 80% interest in Financial Asset Management LLC ("FAMC"), the asset manager of two publicly traded real estate investment trusts, for $11,450,000. The sales proceeds consisted of $6,000,000 cash, received on October 2, and $5,450,000 of subordinated notes which are payable at specified dates during the next 10 years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. The sale resulted in the recognition of a gain, net of related expenses, of $4,042,000. A gain of $5,450,000 attributable to the notes has been deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the notes' principal and the expiration of the conversion features.

F.    Extraordinary Item

         In April 1996, the Company entered into a $150,000,000 unsecured revolving credit agreement and used proceeds therefrom to retire borrowings under certain bank lines of credit and project loans collateralized by homebuilding inventories that the Company cancelled after entering into the unsecured revolving credit agreement. The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, during the second quarter and the nine months ended September 30, 1996, due to the write-off of unamortized discounts and deferred financing costs in connection with the cancellation of these secured lines of credit and project loans.

G.    Earnings Per Share

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

                                                                     Three Months                 Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                                   1996          1995          1996          1995
                                                                -----------   -----------   -----------   -----------
Primary Calculation
Income before extraordinary item.............................   $     5,603   $     5,545   $    14,459   $    13,944
Extraordinary loss, net of income tax benefit of $242........           - -           - -          (421)          - -
                                                                -----------   -----------   -----------   -----------
     Net Income..............................................   $     5,603   $     5,545   $    14,038   $    13,944
                                                                ===========   ===========   ===========   ===========

Weighted-average shares outstanding..........................        18,358        19,310        18,821        19,345
Dilutive stock options.......................................           491           742           531           816
                                                                -----------   -----------   -----------   -----------
     Total Weighted-Average Shares...........................        18,849        20,052        19,352        20,161
                                                                ===========   ===========   ===========   ===========
Primary Earnings Per Share
     Income before extraordinary item........................   $       .30   $       .28   $       .75   $       .69
                                                                =========== =============   ===========   ===========
     Net Income..............................................   $       .30   $       .28   $       .73   $       .69
                                                                ===========   ===========   ===========   ===========

Fully Diluted Calculation
Income before extraordinary item.............................   $     5,603   $     5,545   $    14,459   $    13,944
Adjustment for interest on Convertible Notes, net of income
   tax benefit; conversion assumed...........................           402           391         1,206         1,173
                                                                -----------   -----------   -----------   -----------
Adjusted income before extraordinary item....................         6,005         5,936        15,665        15,117
Extraordinary loss, net of income tax benefit of $242........           - -           - -          (421)          - -
                                                                -----------   -----------   -----------   -----------
     Adjusted Net Income.....................................   $     6,005   $     5,936   $    15,244   $    15,117
                                                                ===========   ===========   ===========   ===========

Weighted-average shares outstanding..........................        18,358        19,310        18,821        19,345
Dilutive stock options.......................................           491           813           531         1,155
Shares issuable upon conversion of Convertible Notes;
   conversion assumed........................................         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
     Total Weighted-Average Shares...........................        22,462        23,736        22,965        24,113
                                                                ===========   ===========   ===========   ===========
Fully Diluted Earnings Per Share
     Income before extraordinary item........................   $       .27   $       .25   $       .68   $       .63
                                                                ===========   ===========   ===========   ===========
     Net Income..............................................   $       .27   $       .25   $       .66   $       .63
                                                                ===========    ==========   ===========   ===========

H.    Supplemental Cash Flow Information (In thousands)

                                                                               Nine Months
                                                                            Ended September 30,
                                                                            1996          1995
                                                                       -----------     ----------
Cash paid during the period for:
     Interest, net of amounts capitalized..........................   $     1,791     $     2,486
     Income taxes..................................................   $     4,278     $     7,130
Homebuilding inventory purchases financed by seller................   $     5,858     $     3,705


I.    Supplemental Guarantor Information

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

                                       Supplemental Combining Balance Sheet
                                                September 30, 1996
                                                  (In thousands)

                                                            Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
ASSETS
Corporate
   Cash and cash equivalents...............   $    11,244   $       - -   $       - -   $       - -    $    11,244
   Investments in subsidiaries.............       215,940           - -        17,434      (233,374)           - -
   Advances and notes receivable - Parent
     and subsidiaries......................       232,952             1        26,877      (259,830)           - -
   Property and equipment, net.............         9,505           - -           - -           - -          9,505
   Deferred income taxes...................        10,532           - -           - -           - -         10,532
   Deferred debt issue costs, net..........         9,358           - -           - -           - -          9,358
   Other assets, net.......................         3,820           - -         6,096           - -          9,916
                                              -----------   -----------   -----------   -----------    -----------
                                                  493,351             1        50,407      (493,204)        50,555
                                              -----------   -----------   -----------   -----------    -----------

Homebuilding
   Cash and cash equivalents...............           - -         4,121             1           - -          4,122
   Home sales and other accounts receivable           - -        24,852           - -        (8,624)        16,228
   Investments and marketable securities,
     net...................................         5,076           - -           - -           - -          5,076
   Inventories, net
     Housing completed or under construction          - -       281,295           - -           - -        281,295
     Land and land under development.......           - -       154,485        24,375        (1,472)       177,388
   Prepaid expenses and other assets, net..         2,416        34,703           - -           - -         37,119
                                              -----------   -----------   -----------   -----------    -----------
                                                    7,492       499,456        24,376       (10,096)       521,228
                                              -----------   -----------   -----------   -----------    -----------

Financial Services
   Cash and cash equivalents...............           - -           - -         2,177           - -          2,177
   Accrued interest and other assets.......           - -           - -         5,212           - -          5,212
   Mortgage loans held in inventory........           - -           - -        46,269           - -         46,269
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities................           - -           - -         1,934           - -          1,934
                                              -----------   -----------   -----------   -----------    -----------
                                                      - -           - -        55,592           - -         55,592
                                              -----------   -----------   -----------   -----------    -----------

         Total Assets......................   $   500,843   $   499,457   $   130,375   $  (503,300)   $   627,375
                                              ===========   ===========   ===========   ===========    ===========

                                       Supplemental Combining Balance Sheet
                                                September 30, 1996
                                                  (In thousands)

(continued)

                                                          Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   ------------  -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    21,138   $       - -   $       442   $        - -  $    21,580
   Advances and notes payable - Parent and
     subsidiaries..........................        22,652       217,344        28,464       (268,460)         - -
   Income taxes payable....................        14,059           - -           - -            - -       14,059
   Note payable............................         3,500           - -           - -            - -        3,500
   Senior Notes, net.......................       187,670           - -           - -            - -      187,670
   Subordinated notes, net.................        38,224           - -           - -            - -       38,224
                                              -----------   -----------   -----------   ------------  -----------
                                                  287,243       217,344        28,906       (268,460)     265,033
                                              -----------   -----------   -----------   ------------  -----------

Homebuilding
   Accounts payable and accrued expenses...         4,776        87,141           839            - -       92,756
   Line of credit..........................           - -        28,431           - -            - -       28,431
   Notes payable...........................           - -         6,506           - -            - -        6,506
                                              -----------   -----------   -----------   ------------  -----------
                                                    4,776       122,078           839            - -      127,693
                                              -----------   -----------   -----------   ------------  -----------

Financial Services
   Accounts payable and accrued expenses...           - -           - -        20,299         (8,624)      11,675
   Line of credit..........................           - -           - -        14,150            - -       14,150
                                              -----------   -----------   -----------   ------------  -----------
                                                      - -           - -        34,449         (8,624)      25,825
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities.................       292,019       339,422        64,194       (277,084)     418,551
                                              -----------   -----------   -----------   ------------  -----------

STOCKHOLDERS' EQUITY
   Preferred stock.........................           - -           - -            10            (10)         - -
   Common Stock............................           227            19            81           (100)         227
   Additional paid-in capital..............       136,518       144,756       224,914       (369,670)     136,518
   Retained earnings.......................       100,511        15,260      (158,815)       143,555      100,511
   Less treasury stock.....................       (28,432)          - -            (9)             9      (28,432)
                                              -----------   -----------   -----------   ------------  -----------

         Total Stockholders' Equity........       208,824       160,035        66,181       (226,216)     208,824
                                              -----------   -----------   -----------   ------------  -----------

         Total Liabilities and
           Stockholders' Equity............   $   500,843   $   499,457   $   130,375   $   (503,300) $   627,375
                                              ===========   ===========   ===========   ============  ===========


                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

                                                           Unconsolidated
                                               ---------------------------------------
                                                                              Non-
                                                             Guarantor     Guarantor    Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
ASSETS                                         -----------   -----------   -----------   ------------  -----------
Corporate
   Cash and cash equivalents..............     $   10,290    $      - -    $      - -   $        - -    $   10,290
   Investments in subsidiaries............        303,694           - -        17,434       (321,128)          - -
   Advances and notes receivable - Parent
     and subsidiaries.....................        210,656            33        21,550       (232,239)          - -
   Property and equipment, net............          9,550           - -           - -            - -         9,550
   Deferred income taxes..................         13,730           - -           - -            - -        13,730
   Deferred debt issue costs, net.........          9,931           - -           - -            - -         9,931
   Other assets, net......................          3,730           - -           100            - -         3,830
                                               ----------    ----------    ----------   ------------    ----------
                                                  561,581            33        39,084       (553,367)       47,331
                                               ----------    ----------    ----------   ------------    ----------

Homebuilding
   Cash and cash equivalents..............              6         5,054            36            - -         5,096
   Home sales and other accounts
     receivable...........................            - -        37,726           - -        (11,534)       26,192
   Investments and marketable securities,
     net..................................          6,481           - -           - -            - -         6,481
   Inventories, net
     Housing completed or under
       construction.......................            - -       265,205           - -            - -       265,205
     Land and land under development......            - -       150,531        27,676         (1,247)      176,960
   Prepaid expenses and other assets, net.          3,633        38,453            25            - -        42,111
                                               ----------    ----------    ----------   ------------    ----------
                                                   10,120       496,969        27,737        (12,781)      522,045
                                               ----------    ----------    ----------   ------------    ----------

Financial Services
   Cash and cash equivalents..............            - -           - -         5,409            - -         5,409
   Accrued interest and other assets......            - -           - -         3,129            - -         3,129
   Mortgage loans held in inventory.......            - -           - -        53,153            - -        53,153
   Mortgage Collateral, net of
     mortgage-backed bonds, and related
     assets and liabilities...............            - -           - -         3,744            - -         3,744
                                               ----------    ----------    ----------   ------------    ----------
                                                      - -           - -        65,435            - -        65,435
                                               ----------    ----------    ----------   ------------    ----------
         Total Assets.....................     $  571,701    $  497,002    $  132,256   $   (566,148)   $  634,811
                                               ==========    ==========    ==========   ============    ==========

                                       Supplemental Combining Balance Sheet
                                                 December 31, 1995
                                                  (In thousands)

(continued)
                                                           Unconsolidated
                                              ---------------------------------------
                                                                              Non-
                                                              Guarantor     Guarantor    Eliminating   Consolidated
                                                  MDC       Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   ------------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses.... $    17,897   $       - -   $       361   $        - -   $    18,258
   Advances and notes payable - Parent and
     subsidiaries...........................       98,525       210,754        20,434       (329,713)          - -
   Income taxes payable.....................       11,930           - -           - -            - -        11,930
   Note payable.............................        3,537           - -           - -            - -         3,537
   Senior Notes, net........................      187,525           - -           - -            - -       187,525
   Subordinated notes, net..................       38,221           - -           - -            - -        38,221
                                              -----------   -----------   -----------   ------------   -----------
                                                  357,635       210,754        20,795       (329,713)      259,471
                                              -----------   -----------   -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses....        5,403        75,831           924              6        82,164
   Lines of credit..........................          - -        43,490           - -            - -        43,490
   Notes payable............................        3,630         3,192         3,749            - -        10,571
                                              -----------   -----------   -----------   ------------   -----------
                                                    9,033       122,513         4,673              6       136,225
                                              -----------   -----------   -----------   ------------   -----------

Financial Services
   Accounts payable and accrued expenses....          - -           - -        23,655        (11,563)       12,092
   Line of credit...........................          - -           - -        21,990            - -        21,990
                                              -----------   -----------   -----------   ------------   -----------
                                                      - -           - -        45,645        (11,563)       34,082
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities..................      366,668       333,267        71,113       (341,270)      429,778
                                              -----------   -----------   -----------   ------------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock..........................          - -           - -            10            (10)          - -
   Common Stock.............................          226            19            82           (101)          226
   Additional paid-in capital...............      136,022       144,756       224,914       (369,670)      136,022
   Retained earnings........................       87,476        18,960      (163,854)       144,894        87,476
   Less treasury stock......................      (18,691)          - -            (9)             9       (18,691)
                                              -----------   -----------   -----------   ------------   -----------
         Total Stockholders' Equity.........      205,033       163,735        61,143       (224,878)      205,033
                                              -----------   -----------   -----------   ------------   -----------

         Total Liabilities and
           Stockholders' Equity.............  $   571,701   $   497,002      $132,256   $   (566,148)  $   634,811
                                              ===========   ===========      ========   ============   ===========



                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                                              Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   ------------   -----------
THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES
   Homebuilding.............................  $        46   $   222,596   $        92   $       - -   $   222,734
   Financial Services.......................          - -           - -        10,346           - -        10,346
   Corporate................................          227           - -           - -           - -           227
   Equity in earnings of subsidiaries.......        7,181           - -           - -        (7,181)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        7,454       222,596        10,438        (7,181)      233,307
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................          155       217,423           175            75       217,828
   Financial Services.......................          - -           - -         3,245           - -         3,245
   Corporate general and
     administrative.........................        2,912           - -             8           - -         2,920
   Corporate and homebuilding  interest.....
                                                   (4,441)        4,159           726            42           486
                                              -----------   -----------   -----------   -----------   -----------
        Total                                      (1,374)      221,582         4,154           117       224,479
                                              -----------   -----------   -----------   -----------   -----------
           Expenses..........................

   Income before income taxes...............        8,828         1,014         6,284        (7,298)        8,828
   Provision for income taxes...............       (3,225)         (385)       (2,388)        2,773        (3,225)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     5,603   $       629   $     3,896   $    (4,525)  $     5,603
                                              ===========   ===========   ===========   ===========   ===========


THREE MONTHS ENDED SEPTEMBER 30, 1995
REVENUES
   Homebuilding.............................  $        88   $   226,688   $        39   $       - -   $   226,815
   Financial Services.......................          - -           - -         6,297           - -         6,297
   Corporate................................          359           - -           - -           - -           359
   Equity in earnings of subsidiaries.......        7,629           - -           - -        (7,629)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        8,076       226,688         6,336        (7,629)      233,471
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................           88       217,111           294           - -       217,493
   Financial Services.......................          - -           - -         2,778           - -         2,778
   Corporate general and administrative.....
                                                    3,172           - -            13           - -         3,185
   Corporate and homebuilding  interest.....
                                                   (3,615)        4,852           347           - -         1,584
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................         (355)      221,963         3,432           - -       225,040
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes...............        8,431         4,725         2,904        (7,629)        8,431
   Provision for income taxes...............       (2,886)       (1,796)         (842)        2,638        (2,886)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     5,545   $     2,929   $     2,062   $    (4,991)  $     5,545
                                              ===========   ===========   ===========   ===========   ===========



                                    Supplemental Combining Statements of Income
                                                  (In thousands)

                                                             Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   ------------   -----------
NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES
   Homebuilding............................   $       189   $   644,046   $       104   $       - -   $   644,339
   Financial Services......................           - -           - -        25,034           - -        25,034
   Corporate...............................           932            13            11           - -           956
   Equity in earnings of subsidiaries......        18,176           - -           - -       (18,176)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues....................        19,297       644,059        25,149       (18,176)      670,329
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding............................           603       625,089           439           225       626,356
   Financial Services......................           - -           - -         9,335           - -         9,335
   Corporate general and administrative....         8,478           - -            23           - -         8,501
   Corporate and homebuilding  interest....
                                                  (12,557)       13,734         2,071           116         3,364
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses....................        (3,476)      638,823        11,868           341       647,556
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes and
     extraordinary item....................        22,773         5,236        13,281       (18,517)       22,773
   Provision for income taxes..............        (8,314)       (1,979)       (5,258)        7,237        (8,314)
                                              -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item........        14,459         3,257         8,023       (11,280)       14,459
   Extraordinary loss, net of income tax
     benefit of $242.......................          (421)          - -           - -           - -          (421)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME.................................   $    14,038   $     3,257   $     8,023   $   (11,280)  $    14,038
                                              ===========   ===========   ===========   ===========   ===========

NINE MONTHS ENDED SEPTEMBER 30, 1995
REVENUES
   Homebuilding............................   $       299   $   618,221   $       163   $       - -   $   618,683
   Financial Services......................           - -           - -        18,803           - -        18,803
   Corporate...............................         1,196           - -           - -           - -         1,196
   Equity in earnings of subsidiaries......        19,303           - -           - -       (19,303)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues....................        20,798       618,221        18,966       (19,303)      638,682
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding............................           586       592,085           616           - -       593,287
   Financial Services......................           - -           - -         7,865           - -         7,865
   Corporate general and administrative....         9,740           - -            54           - -         9,794
   Corporate and homebuilding interest.....       (10,951)       15,500         1,764           - -         6,313
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses....................          (625)      607,585        10,299           - -       617,259
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes..............        21,423        10,636         8,667       (19,303)       21,423
   Provision for income taxes..............        (7,479)       (4,042)       (2,821)        6,863        (7,479)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME.................................   $    13,944   $     6,594   $     5,846   $   (12,440)  $    13,944
                                              ===========   ===========   ===========   ===========   ===========

                                  Supplemental Combining Statement of Cash Flows
                                       Nine Months Ended September 30, 1996
                                                  (In thousands)

                                                            Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   ------------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES...  $   112,289   $    17,169   $    (4,963)  $   (88,844)  $    35,651
                                              -----------   -----------   -----------   -----------   -----------
INVESTING ACTIVITIES
Net (Increase) Reduction in Notes and
   Advances Receivable From Parent and
   Subsidiaries.............................      (22,296)           32        (5,327)       27,591           - -
Net Proceeds From Mortgage-Related Assets
   and Liabilities..........................          - -           - -         2,858           - -         2,858
Other, net..................................        1,223           719          (116)          - -         1,826
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Investing
   Activities...............................      (21,073)          751        (2,585)       27,591         4,684
                                              -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................      (75,873)        6,590         8,030        61,253           - -
Lines of Credit
     Advances...............................          - -       743,462           - -           - -       743,462
     Principal payments.....................          - -      (766,361)                        - -      (766,361)
Notes Payable
     Borrowings.............................          - -           480           - -           - -           480
     Principal payments.....................       (3,668)       (3,024)       (3,749)          - -       (10,441)
Dividend Payments...........................       (1,684)          - -           - -           - -        (1,684)
Treasury Stock Repurchases..................      (10,075)          - -           - -           - -       (10,075)
Other, net..................................        1,032           - -           - -           - -         1,032
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Financing
   Activities...............................      (90,268)      (18,853)        4,281        61,253       (43,587)
                                              -----------   -----------   -----------   -----------   -----------

Net Increase (Decrease) In Cash and Cash
   Equivalents..............................          948          (933)       (3,267)          - -        (3,252)

Cash and Cash Equivalents

   Beginning Of Period......................       10,296         5,054         5,445           - -        20,795
                                              -----------   -----------   -----------   -----------   -----------

   End Of Period............................  $    11,244   $     4,121   $     2,178   $       - -   $    17,543
                                              ===========   ===========   ===========   ===========   ===========



                                  Supplemental Combining Statement of Cash Flows
                                       Nine Months Ended September 30, 1995
                                                  (In thousands)

                                                               Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES...............................  $    39,856   $      (894)  $   (10,095)  $    (6,360)  $    22,507
                                              -----------   -----------   -----------   -----------   -----------

INVESTING ACTIVITIES
Net Increase in Notes and Advances
   Receivable From Parent and Subsidiaries..       (72,138)          (13)       (8,202)       80,353           - -
Net Proceeds From Mortgage-Related Assets
   and Liabilities..........................          - -           - -         4,397           - -         4,397
Other, net..................................         (890)        1,241         3,612           - -         3,963
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Investing
   Activities...............................      (73,028)        1,228          (193)       80,353         8,360
                                              -----------   -----------   -----------   -----------   -----------

FINANCING ACTIVITIES
Net Increase in Borrowings From Parent and
   Subsidiaries.............................       18,193        42,631        13,169       (73,993)          - -
Lines of credit
     Advances...............................          - -       534,484           - -           - -       534,484
     Principal payments.....................          - -      (558,623)       (2,564)          - -      (561,187)
Notes Payable
     Borrowings.............................          - -         1,075           - -           - -         1,075
     Principal payments.....................          (34)      (23,264)       (1,397)          - -       (24,695)
Dividend Payments...........................       (1,568)          - -           - -           - -        (1,568)
Treasury Stock Repurchases..................       (5,321)          - -           - -           - -        (5,321)
Other, net..................................          (54)          - -           - -           - -           (54)
                                              -----------   -----------   -----------   -----------   -----------

Net Cash Provided By (Used In) Financing
   Activities...............................       11,216        (3,697)        9,208       (73,993)      (57,266)
                                              -----------   -----------   -----------   -----------   -----------

Net Decrease In Cash and Cash Equivalents...      (21,956)       (3,363)       (1,080)          - -       (26,399)

Cash and Cash Equivalents

   Beginning Of Period......................       31,210         9,656         2,698           - -        43,564
                                              -----------   -----------   -----------   -----------   -----------

   End Of Period............................  $     9,254   $     6,293   $     1,618   $       - -   $    17,165
                                              ===========   ===========   ===========   ===========   ===========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

                                 INTRODUCTION

         MDC is a major regional homebuilder and ranks as the seventh largest homebuilder in the United States, based on homebuilding revenues. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC is engaged in the construction and sale of residential housing in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment, (i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers and, to a lesser extent, to others (the mortgage lending operations); and (ii) through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc., "FAMC") managed, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).

                           RESULTS OF OPERATIONS

      The table below summarizes MDC's results of operations during each of the periods presented (in thousands, except per share amounts).

                                                           Three Months                 Nine Months
                                                         Ended September 30,         Ended September 30,
                                                          1996          1995          1996          1995
                                                      -----------   -----------   -----------   -----------

Revenues..........................................    $   233,307   $   233,471   $   670,329   $   638,682

Income before income taxes and extraordinary item.    $     8,828   $     8,431   $    22,773   $    21,423

Net Income........................................    $     5,603   $     5,545   $    14,038   $    13,944

Earnings Per Share:

   Primary........................................    $       .30   $       .28   $       .73   $       .69

   Fully diluted..................................    $       .27   $       .25   $       .66   $       .63


         Revenues for the nine months ended September 30, 1996 were the highest in the Company's history, representing a 5% increase from the same period in 1995. Increased revenues were primarily due to an increase in homes closed. The Company closed 3,606 homes during the nine months ended September 30, 1996, representing a 7% increase over the 3,364 homes closed in the same period in 1995. The revenue impact of increased unit closings was partially offset by a 3% decrease in the average selling price per home closed.

         Income before income taxes and extraordinary item was higher in the third quarter and first nine months of 1996, compared with the same periods in 1995, primarily as a result of (i) higher operating profit from the Company's financial services segment, primarily resulting from a $4,042,000 gain, net of related expenses, recognized on the sale of FAMC and higher gains on sales of mortgage loans; (ii) lower interest expense; and (iii) lower corporate general and administrative expenses. These increases in income partially were offset by decreases in operating profits from the Company's homebuilding operations in the third quarter and first nine months of 1996, compared with the same periods for 1995. These decreases were caused by (i) increased homebuilding asset impairment charges, primarily in the

Mid-Atlantic region due to weakened conditions in that market; (ii) lower average selling prices on homes closed; and (iii) increased marketing and general and administrative expenses incurred in support of the Company's expanding homebuilding operations, which more than offset the positive affects of increased home closings and Home Gross Margins (as hereinafter defined).

Impact of Home Mortgage Interest Rates

         The Company's homebuilding and mortgage lending operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity.

         In October 1993, home mortgage interest rates reached their lowest levels in 25 years, dropping to an average of 6.7% on a 30-year, fixed-rate mortgage. From October 1993 to December 1994, home mortgage interest rates increased to a high of 9.25%. During this period of rising interest rates, the Company experienced a general weakening in demand for new homes in most of its markets, which adversely affected the Company's (i) home sales in the last three quarters of 1994 and the first quarter of 1995; and (ii) Home Gross Margins throughout most of 1995. From December 1994 through February 1996, home mortgage interest rates generally declined to a low of 6.9% which, among other things, led to improved home sales in the last three quarters of 1995 and the first four months of 1996, compared with the same periods in 1994 and 1995. Since February 1996, home mortgage interest rates generally increased to a high of 8.4%, although rates recently have declined to 7.8%. While current mortgage interest rates are low compared with historical rates, increases in mortgage interest rates, such as those occurring during the second and third quarters of 1996 when rates generally were above 8.0%, have affected adversely and may continue to affect adversely in the future, the Company's homebuilding and mortgage lending operations.

     The Company is unable to predict the extent to which recent or future changes in home mortgage interest rates will affect the Company's operating activities and results of operations. See "Forward-Looking Statements" below.

Homebuilding Segment

         The table below sets forth certain information with respect to the Company's homes sold, closed and delivered during each of the periods presented, as well as units sold under a contract but not delivered ("Backlog") at each date shown (dollars in thousands).

                                                               Three Months                  Nine Months
                                                            Ended September 30,          Ended September 30,
                                                           1996           1995           1996           1995
                                                       -----------    -----------    -----------    -----------
Home sales revenues................................    $   220,443    $   220,770    $   635,472    $   608,690
Operating profits before asset impairment charges..    $     9,244    $    10,522    $    25,191    $    27,496
Operating profits..................................    $     4,906    $     9,322    $    17,983    $    25,396
Average selling price per housing unit.............    $     175.1    $     178.8    $     176.2    $     180.9
Home Gross Margins.................................          13.8%          13.4%          13.6%          13.4%
Homes (units)
     Sales contracted, net
         Colorado..................................            405            483          1,483          1,562
         Mid-Atlantic..............................            246            205            898            852
         California................................            185            231            634            609
         Arizona...................................            237            231            843            606
         Nevada....................................             61             15            182             50
                                                       -----------    -----------    -----------    -----------

              Total................................          1,134          1,165          4,040          3,679
                                                       ===========    ===========    ===========    ===========

     Closed and delivered
         Colorado..................................            465            493          1,400          1,453
         Mid-Atlantic..............................            262            288            657            734
         California................................            191            232            594            528
         Arizona...................................            261            201            764            586
         Nevada....................................             80             21            191             63
                                                       -----------    -----------    -----------    -----------

              Total................................          1,259          1,235          3,606          3,364
                                                       ===========    ===========    ===========    ===========

                                                       September 30,   December 31,  September 30,
                                                            1996           1995           1995
                                                        -----------   ------------    --------
  Backlog (units)
      Colorado..................................                741            658            719
      Mid-Atlantic..............................                516            275            455
      California................................                215            175            237
      Arizona...................................                313            234            277
      Nevada....................................                 60             13             16
                                                        -----------   ------------    -----------

          Total.................................              1,845          1,355          1,704
                                                        ===========   ============    ===========

  Backlog (estimated sales value)...............        $   326,000    $   243,000    $   305,000
                                                        ===========    ===========    ===========

  Active Subdivisions (units)
      Colorado..................................                 50             49             53
      Mid-Atlantic..............................                 51             48             45
      California................................                 21             23             25
      Arizona...................................                 22             22             22
      Nevada....................................                  5              2              2
                                                        -----------   ------------    -----------

          Total.................................                149            144            147
                                                        ===========   ============    ===========


         Home Sales Revenues and Homes Closed and Delivered. Home sales revenues in the first nine months of 1996 exceeded all comparable periods in the Company's history, increasing 4% from home sales revenues for the same period in 1995. The increase primarily resulted from increased home closings, partially offset by an overall decrease in the average selling price per home closed as discussed below. Home closings increased in the first nine months of 1996 compared with 1995 in (i) Arizona, due to a significant expansion of the Company's operations in Phoenix, where the Company has increased the number of active subdivisions from nine at December 31, 1994 to 14 at September 30, 1996;
(ii) California, due to the Company's acquisition and opening of several new subdivisions in Southern California, including subdivisions in Riverside County acquired from Mesa Homes in July 1995; and (iii) Nevada, due to the closing of homes in subdivisions acquired from Longford Homes in February 1996. Home sales revenues in the third quarter of 1996 were approximately the same as home sales revenues for the third quarter of 1995, as the impact of slightly increased home closings was offset by the decrease in the average selling price.

      The Company's Mid-Atlantic operations closed fewer homes in the third quarter and first nine months of 1996 than were closed during the same periods in 1995, primarily as a result of adverse weather conditions throughout most of the first nine months of 1996 which delayed construction and development activities and the delivery of certain homes.

         Average Selling Price Per Housing Unit. The decrease in the average selling price per housing unit in the third quarter and first nine months of 1996, compared with the same periods in 1995, reflects the impact of the Company's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in the first nine months of 1996 compared with 1995 in (i) Arizona; (ii) Las Vegas, as the Company closed affordably priced homes in subdivisions acquired from Longford Homes; and (iii) the Mid-Atlantic region, as the Company has opened a number of new affordable townhome projects in this market.

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") increased during the third quarter and first nine months of 1996, compared with the same periods in 1995. These increases largely were due to increased margins in (i) Colorado, as the favorable impact of lower interest rates during late 1995 and early 1996 resulted in stronger market conditions which reduced the level of incentives required for Company home buyers during such period; (ii) Las Vegas, due to increased profits from homes sold in subdivisions acquired from Longford Homes; and (iii) Northern California, due to the impact of increased home closings in certain of the Company's more profitable subdivisions in that market. These increases partially were offset by Home Gross Margin decreases in the Mid-Atlantic, where the Company continues to offer incentives to reduce the Company's inventory of older unsold homes under construction and in response to weakened market conditions and strong competition. During the third quarter of 1996, Home Gross Margins increased compared with the third quarter of 1995 in
(i) Phoenix, due to the favorable impact of closings in successful projects opened in late 1995 and early 1996; and (ii) Southern California, due to the adverse impact on 1995 third quarter margins of closings from underperforming projects which have since been substantially completed. For the nine-month period ended September 30, 1996, Home Gross Margins decreased compared with the comparable period in 1995 in Phoenix and Southern California as third quarter 1996 Home Gross Margins increases were more than offset by decreases during the first six months of 1996. These six-month decreases were due to the adverse affects in 1996 of increased incentives offered to home buyers and higher land prices resulting from increased competition in these markets.

         The Company believes that future growth in Home Gross Margins will be adversely impacted by the increased incentives offered to home buyers to stimulate sales and counter increased competition in each of its markets. In addition, increases in, among other things, the costs of subcontracted labor, finished lots and building materials, particularly the recently announced increases in lumber prices, may affect adversely future Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. See "Forward-Looking Statements" below.

         Home Sales and Backlog. Although home sales in the third quarter of 1996 were consistent with the third quarter of 1995, home sales for the first nine months of 1996 were 10% higher than home sales for the same period in 1995. The increase in 1996 primarily was the result of increased home sales in Arizona, Southern California and Las Vegas due to the Company's continued expansion in these markets, as previously discussed. As a result of these increased home sales, the Company's Backlog at September 30, 1996 increased to 1,845 units, a 36% increase from the 1,355 units at December 31, 1995, and an 8% increase from the 1,704 units at September 30, 1995. The Company expects approximately 70% of its September 30, 1996 Backlog to close under existing sales contracts during the fourth quarter of 1996 and the first quarter of 1997, assuming no significant change in mortgage interest rates. See "Forward-Looking Statements" below.

     The Company's home sales in October 1996 totalled 366 units, representing an 8% increase from the 337 homes sold in October 1995.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $14,420,000 and $40,667,000, respectively, for the third quarter and first nine months of 1996, compared with $13,108,000 and
$36,735,000, respectively, for the same periods in 1995. The 10% and 11% increases during the third quarter and first nine months of 1996 compared with 1995, respectively, principally resulted from (i) variable cost increases due to increased home sales revenues; and (ii) additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations and to stimulate sales in response to increased competition in its markets.

         General and Administrative. General and administrative expenses totalled $7,184,000 and $21,722,000, respectively, during the third quarter and first nine months of 1996, compared with $6,987,000 and $19,927,000, respectively, for the same periods in 1995. General and administrative expenses increased in 1996 primarily due to additional costs incurred in support of the Company's expanded operations in Southern California and Las Vegas.

     Land Inventory

         The table below shows the carrying value of MDC's land and land under development in each of its homebuilding markets (in thousands).

                                               September 30, December 31, September 30,
                                                   1996          1995         1995
                                               -----------   -----------  ------------
Finished or currently under development
     Colorado................................  $    32,116   $    34,331  $    38,717
     Mid-Atlantic............................       49,186        47,247       40,307
     California..............................       20,535        26,694       28,688
     Arizona.................................       28,508        20,586       19,193
     Nevada..................................       15,675         4,559        5,238
                                               -----------   -----------  -----------
         Total...............................      146,020       133,417      132,143
Held for future development or sale*.........       31,368        43,543       45,787
                                               -----------   -----------  -----------
         Total...............................  $   177,388   $   176,960  $   177,930
                                               ===========   ===========  ===========

          *A substantial majority of the land held for future development or sale consists of unfinished lots located in Colorado which generally are in close proximity to projects currently being developed.

         In addition to its land inventory, the Company controls a portion of the land it will require for its homebuilding operations in future periods utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase finished lots in consideration for an option deposit (generally $50,000 to $200,000 per contract). In the event the Company elects not to purchase the finished lots within a specified period of time (generally, 5 to 20 lots per project per calendar quarter), the agreements normally limit the Company's loss to the option deposit, thereby limiting the Company's risk while preserving its liquidity. At September 30, 1996, approximately 6,800 lots were controlled under option agreements with $5,450,000 in option deposits. Because of increased demand for finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using rolling options has been reduced or has become more expensive.

     Asset Impairment Charges

         Operating results during the third quarter and first nine months of 1996 were impacted adversely by asset impairment charges totalling $4,338,000 and $7,208,000, respectively, primarily related to certain of the Company's homebuilding assets in the Mid-Atlantic region as a result of continued weakened conditions and strong competition in that market. The Mid-Atlantic asset impairment charges resulted from (i) the write-down to fair market value of a single-family detached home subdivision in which the Company currently intends to sell the majority of the remaining lots in bulk; (ii) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (iii) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to certain low-margin projects which the Company is considering closing out; and (iv) for the nine-month period, the write-down to fair market value in the second quarter of 1996, pursuant to the requirements of SFAS 121 (as hereinafter defined), of a single-family detached home subdivision which began to experience extremely slow sales and negative Home Gross Margins during such period. While intending to maintain its market share in the Mid-Atlantic region, the Company is strategically eliminating lower-margin projects in that market and redeploying capital to more profitable operations, including Southern California, Phoenix and Las Vegas. See "Forward-Looking Statements" below.

         Asset impairment charges for the third quarter and first nine months of 1996 also included charges with respect to certain of the Company's homebuilding assets in Northern California as a result of increased incentives and sales price reductions offered to potential home buyers in connection with the Company's efforts to exit certain underperforming subdivisions in the Sacramento area.

         Operating results during the three and nine months ended September 30, 1995 were impacted adversely by $1,200,000 and $2,100,000, respectively, in asset impairment charges. These charges primarily were related to certain underperforming projects in Arizona, Northern California and the Mid-Atlantic region.

Financial Services Segment

      Mortgage Lending Operations

         The table below sets forth certain information with respect to HomeAmerican's operations during each of the periods presented, as well as its servicing portfolio at each date shown (in thousands).

                                                            Three Months                 Nine Months
                                                          Ended  September 30,       Ended  September 30,
                                                           1996          1995          1996          1995
                                                       -----------   -----------   -----------   -----------
Gains from sales of mortgage servicing:
   Bulk...........................................     $     1,418   $     1,528   $     5,209   $     5,262
   Other..........................................     $       175   $       473   $       537   $     1,381
Gains (losses) on mortgage loan sales, net........     $     1,545   $      (405)  $     3,238   $      (845)

Operating profit..................................     $     3,380   $     2,267   $    10,146   $     7,558


Principal amount of originations and purchases:
     MDC home buyers..............................     $   119,584   $   114,642   $   343,066   $   295,121
     Spot.........................................           8,280        12,423        34,056        26,254
     Correspondent................................          15,690        20,031        42,203        48,909
                                                       -----------   -----------   -----------   -----------

         Total....................................     $   143,554   $   147,096   $   419,325   $   370,284
                                                       ===========   ===========   ===========   ===========


Capture Rate......................................             65%           62%           66%           59%
                                                       ===========   ===========   ===========   ===========



                                                                September 30,   December 31,    September 30,
                                                                    1996            1995             1995
                                                                -----------     -----------      -----------
    Composition of Servicing Portfolio
         FHA insured/VA guaranteed....................          $    81,054     $    85,002      $   141,589
         Conventional.................................              259,803*        401,809          444,072
                                                                -----------     -----------      -----------

    Total servicing portfolio.........................             $340,857     $   486,811      $   585,661
                                                                ===========     ===========      ===========

    Salable portion of servicing portfolio............          $   226,880**   $   429,328         $442,817
                                                                ===========     ===========      ===========


         *Includes servicing of $62,181 sold in August 1996, serviced by HomeAmerican under a subservicing arrangement until transfer to the purchaser in October and November 1996.

         **Substantially all originated subsequent to the adoption of SFAS 122 (as hereinafter defined).

         HomeAmerican's operating profits for the third quarter and first nine months of 1996 exceeded the operating profits for the same periods in 1995 primarily because of gains on sales of mortgage loans totalling $1,545,000 and $3,238,000, respectively, in the third quarter and first nine months of 1996, compared with losses totalling $405,000 and $845,000, respectively, for the same periods in 1995. These gains are in large measure attributable to the Company's required adoption in 1996 of SFAS 122.

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

         The Company's adoption of SFAS 122 resulted in additional gains in the third quarter and first nine months of 1996 of approximately $1,765,000 and $4,382,000, respectively, on the sale of mortgage loans which were originated and sold by HomeAmerican during such periods. Gains from the sale of mortgage servicing rights in the third quarter and first nine months of 1996 were reduced by $1,106,000 and $2,078,000, respectively, due to the allocation of mortgage loan costs to the sold servicing rights which were originated in 1996 in accordance with the requirements of SFAS 122.

         During the nine months ended September 30, 1996, the Company recorded gains of approximately $5,100,000 related to bulk sales of approximately $400,000,000 principal amount of mortgage servicing rights held prior to the adoption of SFAS 122 on January 1, 1996. The substantial majority of these mortgage servicing rights were related to mortgage loans originated by the Company and, as a result, had no costs assigned to such servicing rights. Gains from sales of mortgage servicing in the fourth quarter of 1996 and thereafter will be significantly lower than prior comparable periods as the Company sold substantially all of its pre-1996 servicing portfolio prior to September 30, 1996. See "Forward-Looking Statements" below.

         HomeAmerican's loan originations and purchases increased by 13% in the first nine months of 1996, compared with the same periods in 1995, primarily due to increases in (i) the Company's home closings; (ii) HomeAmerican's "Capture Rate", or the number of mortgage loans originated for Company home buyers as a percentage of total Company home closings; and (iii) the dollar amount of spot originations resulting from increased refinancing activity stimulated by lower mortgage interest rates during the first four months of 1996 compared with the same period in 1995. HomeAmerican opened origination facilities in Southern California and Nevada in late 1995 and February 1996, respectively, which favorably affected HomeAmerican's total originations and Capture Rate. HomeAmerican continues to benefit from the Company's homebuilding growth as Company home buyers were the source of more than 80% of the principal amount of mortgage loans originated and purchased by HomeAmerican in 1996 and throughout 1995.

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

      Asset Management Operations

         The following table sets forth certain information with respect to the results of the asset management operations during each of the periods presented (in thousands).

                                                             Three Months                 Nine Months
                                                           Ended September 30,        Ended September 30,
                                                           1996          1995          1996          1995
                                                       -----------   -----------   -----------   -----------
Gain on sale of FAMC, net..........................    $     4,042   $       - -   $     4,042   $       - -
Management fees from REITs.........................    $       775   $       778   $     2,373   $     2,143

Operating profit...................................    $     3,721   $     1,252   $     5,553   $     3,380


         The increased operating profits in the third quarter and first nine months of 1996 primarily were due to the $4,042,000 gain, net of related expenses, on the September 1996 sale of FAMC. The sales proceeds of $11,450,000 included $6,000,000 of cash, received on October 2, 1996, and $5,450,000 of subordinated convertible notes, which are payable at specified dates during the next 10 years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. A gain of $5,450,000 attributable to the notes has been deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the notes' principal and the expiration of the conversion features. This increase partially was offset by a $533,000 charge to income to reduce the Company's collateralized mortgage obligations to their net realizable value.

         Due to the sale of FAMC and the fact that the Company does not anticipate making additional mortgage-related investments, future operating profit from the asset management operations will be immaterial.
See "Forward-Looking Statements" below.

Other Operating Results

         Interest Expense. Corporate and homebuilding interest incurred decreased by 9% and 11% to $7,582,000 and $22,961,000, respectively, for the third quarter and first nine months of 1996, compared with $8,337,000 and $25,809,000, respectively, for the same periods in 1995. The decreases in 1996 primarily were due to (i) lower effective interest rates with respect to the Company's variable-rate debt in 1996; and (ii) lower average outstanding borrowings, as the Company maintained lower average levels of cash and homebuilding inventories in the first nine months of 1996.

         The portion of corporate and homebuilding interest which was capitalized (the Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction) totalled $7,096,000 and $19,597,000, respectively, in the third quarter and first nine months of 1996, compared with $6,753,000 and $19,496,000, respectively, for the same periods in 1995.

         Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $486,000 and $3,364,000, respectively, for the third quarter and first nine months of 1996, compared with $1,584,000 and $6,313,000, respectively, for the same periods of 1995.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $2,920,000 and $8,501,000, respectively, during the third quarter and first nine months of 1996, compared with $3,185,000 and $9,794,000, respectively, for the same periods of 1995. The decreases in 1996 primarily resulted from (i) reduced commitment fees, appraisal costs and other related costs as a result of the Company's replacement of its secured homebuilding lines of credit and certain project loans with the $150,000,000 unsecured line of credit in April 1996; and (ii) for the nine-month period, an insurance settlement of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures which were previously expensed.

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

         MDC's  overall  effective  income tax rate during the third quarter and first nine months of 1996 was 36.5%, compared with 34.2% and 34.9%, respectively, during the same periods in 1995. These effective income tax rates differed from the federal statutory rate of 35% due to, among other things, (i) the impact of state income taxes; and (ii) in 1995, the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded.

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

Capital Resources

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

         The Company's debt-to-equity ratio improved to 1.33 to 1 at September 30, 1996, compared with 1.49 to 1 at December 31, 1995 and September 30, 1995. The improvement resulted from (i) the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity at September 30, 1996; and
(ii) the use of internally generated cash flow to reduce debt.

         Based upon its current business plan, MDC anticipates the acquisition of various parcels of land in various stages of completion and finished lots for use in its future homebuilding operations during the remainder of 1996 and 1997. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to "rolling" options entered into in prior periods and under new "rolling" options. The use of "rolling" options lessens the Company's land-related risk and preserves liquidity. See "Forward-Looking Statements" below.

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

Lines of Credit

         Homebuilding. In April 1996, the Company entered into an agreement with a group of banks for a $150,000,000 unsecured revolving line of credit maturing June 30, 2000, although a term-out may commence earlier under certain circumstances. Some of the initial advances at closing of this credit agreement were used to retire the borrowings under cancelled bank lines of credit and project loans collateralized by homebuilding inventories. At September 30, 1996, $28,431,000 was borrowed under this unsecured revolving line of credit.

         Financial Services. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are normally sold within 25 to 60 days after origination or purchase. During the first nine months of 1996 and 1995, HomeAmerican sold

$426,265,000 and $366,455,000, respectively, principal amount of mortgage loans and mortgage certificates.

         The aggregate amount available under the Mortgage Line at September 30, 1996 was $51,000,000. Borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At September 30, 1996, $14,150,000 was borrowed and an additional $18,614,000 was collateralized and available to be borrowed under the Mortgage Line. HomeAmerican also has additional borrowing capability with available repurchase agreements.

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

Consolidated Cash Flow

         During the first nine months of 1996, the Company generated $40,335,000 in cash from its operating and investing activities. The Company used this cash and other internally generated funds to reduce outstanding lines of credit and notes payable by $32,860,000 and to repurchase 1,463,000 shares of MDC Common Stock for $10,075,000.

         During the first nine months of 1995, the Company generated $30,867,000 in cash from its operating and investing activities. The Company used these funds and $24,777,000 of existing cash balances to reduce outstanding lines of credit and notes payable by $50,323,000 and to repurchase 843,600 shares of MDC Common Stock for $5,321,000.

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

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The Company's adoption of SFAS 125, beginning in 1997, is not anticipated to have a material adverse impact on the results of operations or financial condition of the Company. See "Forward-Looking Statements" below.

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

                            M.D.C. HOLDINGS, INC.
                                 FORM 10-Q

                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

Expansive Soils Cases

         On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado<F1>. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado<F2> and by a homeowner in the Rock Creek development located in Boulder County, Colorado<F3>. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado<F4>. The complaints (the "Expansive Soils Cases"), each of which sought certification of a class action, alleged substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act and non-disclosures. The homeowners in each complaint sought, individually and on behalf of the alleged class, recovery in unspecified amounts including actual damages, statutory damages, exemplary damages and treble damages. The Company filed a response to each of the complaints and to initial discovery requests in the first filed case.

         On June 11, 1996, representative plaintiffs and the Company's Colorado homebuilding subsidiaries jointly filed with the Douglas County District Court an agreement to settle the Expansive Soils Cases. On June 13, 1996, the Douglas County District Court granted preliminary approval of the settlement. The settlement provides for the creation of a warranty program for eligible owners of homes located in Colorado which were built by the Company's homebuilding subsidiaries since June 1986. The settlement provides for a settlement class, including the purported classes in the Expansive Soils Cases, to be certified and all pending claims to be dismissed. Indemnity payments for funding the settlement are to be provided by participating insurance carriers. On October 11, 1996 the Court approved the settlement which, in the absence of the filing of an appeal, will become final 45 days after the Court's approval of the settlement. Management does not believe that these matters are likely to have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Other

         The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. Because of the nature of the homebuilding business, and in the ordinary course of the Company's operations, the Company from time

--------
<F1> Colescott, et al vs. Richmond Homes Limited, et al (now entitled Morello et al. vs. Richmond Homes Limited, et al) in the District Court, Douglas County, State of Colorado, Civil Action No. 94 CV 352, Division 2.
<F2> Moore vs. Richmond Homes Limited, et al in the District Court, Douglas
County, State of Colorado, Civil Action No. 95 CV 321, Division 2.
<F3> Costantini vs. Richmond Homes Limited, et al in the District Court,
Boulder County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.
<F4> Rodenburg vs. Richmond Homes Limited, et al in the District Court,
Douglas County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

to time may be subject to product liability claims, including claims similar to those discussed under the description of the Expansive Soils Cases, above.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

         No matters were submitted to shareowners during the third quarter of 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit:
                                 10.1  Acquisition  Agreement  by and  among
                                       FAM  Acquisitions  LLC and  M.D.C.
                                       Holdings,   Inc.,  Financial  Asset
                                       Management  Corporation  and  M.D.C.
                                       Residual  Holdings,  Inc. dated as of
                                       September 6, 1996 (the "Acquisition
                                       Agreement").

                                 10.2  Amendment No. 1 to Acquisition
                                       Agreement dated as of September 30, 1996.

                                 10.3  Closing   Agreement  dated  as  of
                                       September  30,  1996  between  M.D.C.
                                       Holdings, Inc. and Spencer I. Browne.

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

Date:  November 13, 1996                  M.D.C. HOLDINGS, INC.
       -----------------                  (Registrant)



                                          By:   /s/ Paris G. Reece III
                                                ----------------------------
                                                Paris G. Reece III,
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer