Form 10-K
period 1996-12-31
MDC HOLDINGS INC
filed 1997-02-19
CIK 773141

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

                    For the fiscal year ended December 31, 1996

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the Transition period from _______ to _______

                          Commission file number 1-8951

                               __________________

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

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    Common Stock, $.01 par value                New York Stock Exchange/
11 1/8% Senior Notes due December 2003           The Pacific Stock Exchange
8 3/4% Convertible Subordinated Notes due December 2005
6.64% Subordinated Fixed-Rate Notes due April 1998

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 11, 1997, 18,225,811 shares of M.D.C. Holdings, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $78,550,000.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K is incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed with the Securities and
         Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           M.D.C. HOLDINGS, INC.

                                FORM 10-K

                    FOR THE YEAR ENDED DECEMBER 31, 1996

                              _______________

                             TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                          ----
PART I
  ITEMS 1.
    AND 2.   BUSINESS AND PROPERTIES
               (a) General Development of Business.......................   1
               (b) Financial Information About Industry Segments.........   1
               (c) Narrative Description of Business.....................   1

  ITEM  3.   LEGAL PROCEEDINGS...........................................   6

  ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   7

PART II
  ITEM  5.   MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER
               MATTERS...................................................   7

  ITEM  6.   SELECTED FINANCIAL AND OTHER DATA...........................   8

  ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................  10

  ITEM  8.   FINANCIAL STATEMENTS........................................ F-1

  ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................  21

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  21

  ITEM 11.  EXECUTIVE COMPENSATION.......................................  21

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.................................................  21

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  21

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K...................................................  21


                                     (i)

                            M.D.C. HOLDINGS, INC.

                                  FORM 10-K

                                   PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

     (a) GENERAL DEVELOPMENT OF BUSINESS

     M.D.C. Holdings, Inc. (the "Company" or "MDC", which, unless otherwise indicated, collectively refers to M.D.C. Holdings, Inc., a Delaware corporation originally incorporated in Colorado in 1972, and its subsidiaries) is engaged in the construction and sale of residential housing (the "homebuilding segment") in
(i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment, (i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers (the mortgage lending operations); and (ii) through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.; "FAMC") managed, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     See Notes A and B to the Consolidated Financial Statements for information regarding the Company's business segments for each of the three years ended December 31, 1996, 1995 and 1994.

     (c) NARRATIVE DESCRIPTION OF BUSINESS

HOMEBUILDING SEGMENT.

     GENERAL. The Company (i) principally acquires finished lots and, to a lesser extent, acquires land and develops it for use in its homebuilding activities; and (ii) designs, constructs and sells single-family residential homes. These operations are financed primarily with publicly traded debt, bank lines of credit and internally generated funds.

     The Company is one of the ten largest homebuilders in the United States, building homes under the name "Richmond American Homes." MDC is a major regional homebuilder, with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in Denver; among the top five builders in Riverside County, California, Northern Virginia, suburban Maryland, Tucson and Colorado Springs, Colorado; among the top ten builders in Phoenix; and has a growing presence in Orange, Los Angeles and San Diego Counties, California and Las Vegas. The Company also builds homes in Sacramento and the San Francisco East Bay area. MDC believes a significant presence in its markets enables it to compete effectively for home sales, land acquisition opportunities and subcontractor labor.

     The Company's strategy is to build quality homes at affordable prices, generally for the first-time and move-up buyer. The Company has placed more emphasis on the first-time buyer in most of its markets, with approximately 38% of its homes closed in 1996 in subdivisions targeted to the first-time buyer, compared with approximately 30% in 1995. Homes are constructed according to basic designs based on local customer preferences. The Company, as the general contractor, supervises the development and construction of all of its projects and employs subcontractors for site development and home construction. The Company primarily builds single-family detached homes, and, in its Mid-Atlantic market, builds a significant number of townhomes.

     Homes are built and sold by wholly owned subsidiaries of the Company. The base prices for these homes generally range from approximately $80,000 to $400,000, although the Company builds homes with prices as high as $700,000. Sales prices averaged $177,000 for the year ended December 31, 1996.

     Both the national and regional housing markets are cyclical and are sensitive to economic conditions, particularly the strength or weakness of local economies, changes in interest rates, the number of qualified home purchasers in the market and the ability of these purchasers to resell their existing homes. Other factors affecting the demand for housing include changes in costs associated with home ownership, such as property taxes and energy costs, demographic trends, the availability of federally sponsored and other mortgage loan financing programs and slow growth initiatives in certain markets.

     In an effort to reduce the effects of volatility of economic conditions in any single market, the Company's strategy is to diversify geographically into markets with prospects for significant long-term economic, population and employment growth. Additionally, the Company monitors each of its markets and allocates capital based on its assessment of the current and anticipated strength of these markets. The Company has continued to emphasize its Colorado market. In addition, while intending to maintain its market share in the Mid-Atlantic region, the Company has been redeploying capital from the Mid-Atlantic to its growing operations in California, Arizona and Nevada. The following table shows the Company's geographic diversification over the last three years, as represented by home sales revenues in each of its markets (dollars in thousands).

                       TOTAL HOME SALES REVENUES           PERCENT OF TOTAL
                   --------------------------------     ----------------------
                     1996        1995        1994       1996     1995     1994
                   --------    --------    --------     ----     ----     ----
Colorado........   $327,256    $325,834    $333,908      37%      39%      43%
Mid-Atlantic....    187,254     208,552     226,547      21%      25%      29%
California......    182,131     146,947     119,559      21%      18%      15%
Arizona.........    154,875     133,625      84,588      18%      16%      11%
Nevada..........     28,842      12,490      19,851       3%       2%       2%
                   --------    --------    --------     ---      ---      ---
Total...........   $880,358    $827,448    $784,453     100%     100%     100%
                   --------    --------    --------     ---      ---      ---
                   --------    --------    --------     ---      ---      ---

     HOUSING. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location and design specifications. The series of homes offered at a location is based on customer preference and the area's demographics.

     The Company maintains varying levels of inventories of unsold homes in each of the markets in which it operates. Unsold homes in various stages of completion aid the Company in meeting the immediate and near-term demands of its home buyers.

     LAND ACQUISITION AND DEVELOPMENT. MDC purchases finished lots using option contracts, finished lots in phases or in bulk for cash and, when estimated potential returns justify the risk, land for development into finished lots. In making land purchases, MDC considers a number of factors, including population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas which will have, among other things, available building permits, utilities and suitable zoning. MDC attempts to maintain a supply of finished lots sufficient to enable it to start homes as soon as practical once a contract for sale is executed. This tends to minimize the Company's risk with respect to cost increases in labor and building materials.

     MDC has the right to acquire a portion of the land it will require in future periods utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase finished lots in consideration for an option deposit. In the event the Company elects not to purchase the finished lots within a specified period of time (generally, 5 to 25 lots per subdivision per calendar quarter), the agreements limit the Company's loss to the option deposit, thereby limiting the Company's risk while preserving its liquidity. At December 31, 1996, MDC had the right to acquire approximately 6,700 lots under option agreements with approximately $5,950,000 in total option deposits. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or become significantly more expensive.

     MDC owns various undeveloped parcels of real estate, most of which it intends to develop into finished lots. MDC generally develops its land in phases (less than 100 lots at a time for each home series in a subdivision) to limit the Company's risk with regard to a particular project and to maximize the efficient use of available liquidity. Building permits and utilities are available and zoning is suitable for its current intended use for substantially all of MDC's undeveloped land. When developed, these lots generally will be used in the Company's homebuilding activities, although a limited number of lots may be sold to others. Certain undeveloped lots also may be sold to others in their present state.

     The table below shows the carrying value of land and land under development, by market (in thousands).

                                                 DECEMBER 31,
                                       --------------------------------
                                         1996        1995        1994
                                       --------    --------    --------
           Colorado..................  $ 66,529    $ 75,448    $ 90,619
           Mid-Atlantic..............    46,124      47,247      29,076
           California................    23,733      27,912      32,106
           Arizona...................    32,129      21,794      25,271
           Nevada....................    14,412       4,559       6,766
                                       --------    --------    --------
              Total..................  $182,927    $176,960    $183,838
                                       --------    --------    --------
                                       --------    --------    --------

     The table below shows the number of lots owned and under option, by market.

                                                 DECEMBER 31,
                                       --------------------------------
                                         1996        1995        1994
                                       --------    --------    --------
           Lots Owned
             Colorado................     5,849       8,628      11,299
             Mid-Atlantic............     1,919       1,105         675
             California..............       488         446         886
             Arizona.................     1,651       1,242       1,400
             Nevada..................       616         135         248
                                       --------    --------    --------
                Total................    10,523      11,556      14,508
                                       --------    --------    --------
                                       --------    --------    --------
           Lots Under Option
             Colorado................     2,486       2,795       4,250
             Mid-Atlantic............     2,975       4,019       3,092
             California..............       538         675         110
             Arizona.................       654         519         744
             Nevada..................        45          --          --
                                       --------    --------    --------
                Total................     6,698       8,008       8,196
                                       --------    --------    --------
                                       --------    --------    --------

     RAW MATERIALS. Generally, the building materials used in MDC's homebuilding operations are standard items carried by major suppliers. Increases in the costs of building materials, particularly lumber, and of finished lots and subcontracted labor, may affect future Home Gross Margins (as hereinafter defined) to the extent that market conditions prevent the recovery of increased costs through higher sales prices. The Company generally takes orders only for homes that already are under construction or for which the Company can contract for materials and labor at a fixed price during the anticipated construction period. This allows the Company to minimize the risks associated with increases in building material and labor costs between the time construction begins on a home and the time it is closed. Although the Company did not experience any significant shortages in the availability of building materials or labor in 1996, the Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "FORWARD-LOOKING STATEMENTS" below.

     SEASONAL NATURE OF BUSINESS. MDC's business is seasonal to the extent that its Colorado and Mid-Atlantic operations encounter weather-related slowdowns during the winter months, and its Mid-Atlantic and California operations encounter heavy seasonal rains. Delays in development and construction activities resulting from these adverse weather conditions increase the Company's risk of higher costs for interest, materials and labor.

     BACKLOG. As of December 31, 1996, homes under contract but not yet delivered ("Backlog") totalled 1,486 with an estimated sales value of $261,000,000. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 70% of its December 31, 1996 Backlog will close under existing sales contracts during the first six months of 1997. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

     MARKETING AND SALES. MDC's homes are sold under various commission arrangements by its own sales personnel and through the realtor community by cooperative broker sales and referrals. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. All of MDC's homes are sold with a ten-year limited warranty.

     COMPETITION. The real estate industry is fragmented and highly competitive. MDC competes with numerous homebuilders, including a number that are substantially larger and have greater financial resources. The Company also competes with subdivision developers and land development companies. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community.

     MORTGAGE INTEREST RATES. The homebuilding and mortgage lending operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity. The Company is unable to predict the extent to which recent or future changes in home mortgage interest rates will affect operating activities and results of operations. See "FORWARD-LOOKING STATEMENTS" below.

     REGULATION. The Company is subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors' licensing laws and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate income housing.

     From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives which may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain, an adequate number of water and sewer taps and building permits for its land inventory and land held for development. See "FORWARD-LOOKING STATEMENTS" below.

     The homebuilding operations also are affected by environmental considerations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of the natural terrain and vegetation (collectively, "Environmental Laws"). The particular Environmental Laws which apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These Environmental Laws may (i) result in project delays; (ii) cause the Company to incur substantial compliance and other costs; and/or (iii) prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See "FORWARD-LOOKING STATEMENTS" below.

FINANCIAL SERVICES SEGMENT.

     Mortgage Lending Operations.

     GENERAL. HomeAmerican is a full-service mortgage lender originating mortgage loans primarily for MDC's home buyers and, to a lesser extent, for others on a "spot" basis through offices located in each of MDC's markets. As the principal originator of mortgage loans for MDC's home buyers, HomeAmerican is an integral part of the homebuilding operations. MDC sells its homes to customers who finance their purchases through Federal Housing Administration-insured ("FHA") mortgage loans, Veterans Administration-guaranteed ("VA") mortgage loans and conventional mortgage loans.

     HomeAmerican is a FHA, VA, Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") authorized mortgage loan originator. HomeAmerican is also an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. HomeAmerican also purchases loans and the related servicing rights from unaffiliated loan correspondents; the origination fees for these loans are retained by the correspondents.

     Substantially all of the mortgage loans originated or purchased by HomeAmerican are sold to private investors within 45 days of origination or purchase. HomeAmerican uses its secured warehouse line of credit, other collateralized borrowings and internally generated funds to finance these mortgage loans until they are sold.

     Mortgage loan origination volume is dependent on factors such as competition, the economy and interest rates. Generally, lower interest rates allow additional first-time home buyers to enter the market and existing home owners to "move up" to larger new homes.

     PORTFOLIO OF MORTGAGE LOAN SERVICING. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. Servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican obtains the servicing rights related to the mortgage loans it and its correspondents originate. Certain mortgage loan servicing rights are sold "servicing released" (included with the sale of the corresponding mortgage loans). The servicing rights on mortgage loans not sold servicing released generally are sold in bulk at a later date.

     As a mortgage loan servicer, HomeAmerican generally is required to advance to the owner of the mortgage, mortgage payments on loans that are delinquent or in foreclosure. To the extent that these and other advances by HomeAmerican are not collected or reimbursed by the mortgage loan insurer or guarantor, HomeAmerican incurs losses, which in the past have not been material.

     HomeAmerican's portfolio of mortgage loan servicing at December 31, 1996 consisted of servicing rights with respect to approximately 3,150 single-family loans, approximately 85% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 5.3% to 11.5% and averaging 7.8%. The underlying value of a servicing portfolio generally is determined based on (i) the annual servicing fee rates applicable to the loans comprising the portfolio, which currently are .44% for FHA/VA loans and .25% for conventional loans; and
(ii) the interest rates on the loans in the servicing portfolio.

     PIPELINE. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 1996 had aggregate principal balances of $147,273,000. Approximately 70% of the Pipeline at December 31, 1996 is anticipated to close during the first three months of 1997. If mortgage interest rates fall, a smaller percentage of these loans would be expected to close. See "FORWARD-LOOKING STATEMENTS" below.

     FORWARD SALES COMMITMENTS. HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the Pipeline. Such contracts are the only significant financial derivative instrument utilized by MDC.

     COMPETITION. The mortgage industry is fragmented and highly competitive. In each of the areas in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competition primarily is based on pricing, loan terms, underwriting criteria and customer service.

     ASSET MANAGEMENT OPERATIONS.

     Through September 30, 1996, FAMC managed Asset Investors Corporation and Commercial Assets, Inc., two publicly traded REITs. MDC also owns other mortgage-related interests. On September 30, 1996, the Company sold its interest in FAMC. Due to the sale of FAMC and the fact that the Company does not intend to make additional mortgage-related investments, future operating profits and cash flows from the asset management operations are expected to be immaterial.

     EMPLOYEES.

     At December 31, 1996, MDC employed approximately 1,200 persons. MDC considers its employee relations to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS.

     EXPANSIVE SOILS CASES.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado(1). On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado(2) and by a homeowner in the Rock Creek development located in Boulder County, Colorado(3). On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado(4). The complaints (the "Expansive Soils Cases"), each of which sought certification of a class, alleged substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act and non-disclosures. The homeowners in each complaint sought, individually and on behalf of the alleged class, recovery in unspecified amounts, including actual damages, statutory damages, exemplary damages and treble damages. The Company filed a response to each of the complaints and to initial discovery requests in the first filed case.

     On June 11, 1996, the Company's Colorado homebuilding subsidiaries and representative plaintiffs agreed to settle the Expansive Soils Cases. The settlement was approved by the Douglas County District Court on October 11, 1996 and became final on November 26, 1996. The settlement provides for the creation of a warranty program for eligible owners of homes constructed by the Company's Colorado homebuilding subsidiaries since June 1986. Indemnity payments in connection with the settlement have been received by the Company from its participating insurance carriers, and management does not believe the litigation or settlement will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     OTHER.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various other claims, complaints and legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

--------------------
(1) COLESCOTT, ET AL VS. RICHMOND HOMES LIMITED, ET AL. in the District Court, Douglas County, State of Colorado, Civil Action No. 94 CV 352, Division 2.

(2) MOORE VS. RICHMOND HOMES LIMITED, ET AL. in the District Court, Douglas County, State of Colorado, Civil Action No. 95 CV 321, Division 2.

(3) CONSTANTINI VS. RICHMOND HOMES LIMITED, ET AL. in the District Court, Boulder County, State of Colorado, Civil Action No. 95 CV 1052, Division 3.

(4) RODENBURG VS. RICHMOND HOMES LIMITED, ET AL. in the District Court, Douglas County, State of Colorado, Civil Action No. 95 CV 298, Division 1.

     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims, including claims similar to those discussed under the description of the Expansive Soils Cases above.

     The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No meetings of the Company's shareowners were held during the fourth quarter of 1996.

                                   PART II

ITEM 5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The shares of MDC Common Stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC Common Stock as reported on the Composite Tape.

                                                    HIGH       LOW
                                                   ------    ------
     1995
     First quarter..........................       $ 5.88    $ 4.88
     Second quarter.........................         6.50      5.00
     Third quarter..........................         8.13      6.13
     Fourth quarter.........................         8.13      6.13

     1996
     First quarter..........................       $ 7.38    $ 6.38
     Second quarter.........................         7.50      6.38
     Third quarter..........................         7.25      6.25
     Fourth quarter.........................         9.13      6.75

     The Company has declared dividends of three cents per share for each quarter in the two-year period ended December 31, 1996.

     In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in the Senior Notes (as hereinafter defined) indenture (the "Senior Notes Indenture") and the $150,000,000 unsecured revolving line of credit agreement entered into in April 1996. The Senior Notes Indenture allows the Company to pay dividends on its Common Stock in an amount, on a cumulative basis, not to exceed 50% of its Consolidated Net Income, as defined, after December 31, 1993, subject to certain other adjustments such as the value of MDC Common Stock issued after such date. Pursuant to the $150,000,000 line of credit agreement, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests, as defined. At December 31, 1996, the Company had a permitted dividend capacity of approximately $18,400,000 pursuant to the most restrictive of these covenants.

     On February 11, 1997, MDC had approximately 1,600 shareowners of record.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA.

     The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (dollars in thousands, except per share amounts).

                            SELECTED FINANCIAL DATA

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                         --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Revenues...............................................  $922,595   $865,856   $817,245   $634,323   $480,177
                                                         --------   --------   --------   --------   --------
                                                         --------   --------   --------   --------   --------
Operating profit
  Homebuilding.........................................  $ 27,967   $ 33,018   $ 44,464   $ 22,496   $ 17,561
  Financial services
    Mortgage lending...................................    12,584      9,288      6,951      7,508      9,230
    Asset management...................................     6,073      4,050      2,796      8,996      8,700
                                                         --------   --------   --------   --------   --------
      Total financial services.........................    18,657     13,338      9,747     16,504     17,930
                                                         --------   --------   --------   --------   --------
Net corporate expenses(1)..............................   (13,870)   (19,705)   (23,229)   (23,968)   (28,971)
                                                         --------   --------   --------   --------   --------
Income before income taxes and extraordinary item......  $ 32,754   $ 26,651   $ 30,982   $ 15,032   $  6,520
                                                         --------   --------   --------   --------   --------
                                                         --------   --------   --------   --------   --------
Income before extraordinary item.......................  $ 20,799   $ 17,250   $ 19,255   $ 10,056   $  4,765
  Primary per common share.............................      1.09        .86        .94        .45        .22
  Fully diluted per common share.......................       .98        .79        .87        .45        .22

Net income(2)..........................................    20,378     17,250     19,255     25,879      3,852
  Primary per common share.............................      1.06        .86        .94       1.16        .18
  Fully diluted per common share.......................       .96        .79        .87       1.16        .18

Weighted-average shares outstanding
  Primary..............................................    19,150     20,124     20,406     22,340     21,850
  Fully diluted........................................    22,924     23,918     24,021     22,340     21,850

Dividends paid per share...............................  $    .12   $    .11   $    .06   $     --   $     --


                                                                             DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                         --------   --------   --------   --------   --------
BALANCE SHEET DATA:
ASSETS:
  Housing completed or under construction..............  $251,885   $265,205   $280,319   $201,023   $132,752
  Land and land under development......................   182,927    176,960    183,838    192,881    206,583

  Total assets.........................................   617,303    634,811    664,571    653,366    602,597

DEBT:
  Homebuilding:
    Lines of credit....................................    11,832     43,490     62,332     24,645     28,688
    Notes payable......................................     3,063     10,571     33,585     59,641     57,732
    Restructured Notes Payable(3)......................        --         --         --      2,854    131,681

  Senior Notes(3)......................................   187,721    187,525    187,352    187,199        --
  Subordinated notes(3)................................    38,225     38,221     38,217     38,213     62,958

  Total debt...........................................   253,346    305,334    348,280    345,676    325,835

STOCKHOLDERS' EQUITY...................................   213,847    205,033    192,295    175,854    164,182

RATIO OF DEBT TO STOCKHOLDERS' EQUITY..................      1.18       1.49       1.81       1.97       1.98

                                                                       YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                         --------   --------   --------   --------   --------
OPERATING DATA:
HOMEBUILDING:
  Home sales revenues..................................  $880,358   $827,448   $784,453   $587,887   $417,190
  Orders for homes, net (units)........................     5,049      4,536      4,177      3,875      2,703
  Homes closed (units).................................     4,974      4,570      4,200      3,344      2,414
  Backlog
    Units(4)...........................................     1,486      1,355      1,334      1,357        826
    Estimated sales value(4)...........................  $261,000   $243,000   $241,900   $250,530   $142,800
  Average selling price per home.......................  $  177.0   $  181.1   $  186.8   $  175.8   $  172.8
  Home Gross Margins...................................      13.7%      13.4%      15.4%      14.2%      14.9%
  Asset impairment charges.............................  $  9,191   $  3,677   $  4,000   $     --   $     --

CORPORATE AND HOMEBUILDING SG&A
 AS A % OF HOME SALES REVENUES.........................      11.0%      10.9%      11.3%      13.1%      15.1%

EBITDA COMPUTATION:
  Income before extraordinary item.....................  $ 20,799   $ 17,250   $ 19,255   $ 10,056   $  4,765
    Add:
      Income taxes.....................................    11,955      9,401     11,727      4,976      1,755
      Corporate and homebuilding interest expense......     3,773      7,773      9,454     11,454     13,359
      Interest in cost of sales........................    25,995     28,397     26,548     19,810     21,386
      Other fixed charges..............................     1,165      2,492      2,872      3,161      1,702
      Depreciation and amortization....................    12,067     10,280     10,134      8,038      8,161
      Non-cash charges
        Homebuilding asset impairment charges..........     9,191      3,677      4,000         --         --
        Other..........................................       533         --        800      4,120        (17)
                                                         --------   --------   --------   --------   --------
  Total EBITDA.........................................  $ 85,478   $ 79,270   $ 84,790   $ 61,615   $ 51,111
                                                         --------   --------   --------   --------   --------
                                                         --------   --------   --------   --------   --------
FIXED CHARGES INCURRED.................................  $ 31,461   $ 36,401   $ 38,671   $ 28,930   $ 26,769

EBITDA/FIXED CHARGES...................................      2.72       2.18       2.19       2.13       1.91
EBITDA/INTEREST INCURRED...............................      2.82       2.34       2.37       2.42       2.06

___________________
(1) Net corporate expenses represent: (i) net gains and losses on investments and marketable securities; (ii) interest, dividend and other income;
     (iii) corporate general and administrative expense; and (iv) corporate and homebuilding interest expense.

(2) Includes the effects of extraordinary after-tax gains and losses on the early extinguishment of debt resulting principally from: (i) in 1993, the retirement and repurchase of debt with a portion of the net proceeds of an offering of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes") (collectively, the "1993 Offering"), which increased net income by $15,823,000; and (ii) in 1996 and 1992, certain other debt extinguishments. Also includes in 1992 the cumulative effect, to January 1, 1992, of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(3) In December 1989, the Company exchanged certain of its senior subordinated and subordinated notes for new secured notes issued by the Company (the "Restructured Notes Payable"). The Restructured Notes Payable outstanding on the date of the 1993 Offering were retired for $100,701,000 with a portion of the net proceeds from the 1993 Offering. A portion of the net proceeds from the 1993 Offering also was used to redeem $51,816,000 principal amount of the Company's 11 1/4% senior subordinated notes at par.

(4)  At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           RESULTS OF OPERATIONS

CONSOLIDATED RESULTS.

     1996 COMPARED WITH 1995. Revenues for the year ended December 31, 1996 were $922,595,000, a 7% increase from 1995. The increase primarily resulted from a 9% increase in home closings, the revenue impact of which was offset partially by a $4,100 decrease in the average selling price per home closed.

     Income before income taxes and extraordinary item in 1996 increased 23% from 1995, primarily due to (i) higher operating profit from the financial services segment, primarily resulting from a $4,042,000 gain recognized on the sale of FAMC and record profits from the mortgage lending operations; (ii) lower corporate and homebuilding interest expense; and (iii) lower corporate general and administrative expenses. These income improvements partially were offset by a decrease in homebuilding operating profits caused by (i) increased asset impairment charges, primarily in the Mid-Atlantic region due to intense competition and weakened conditions in that market; (ii) lower average selling prices on homes closed; and (iii) higher marketing and general and administrative expenses incurred in support of expanding homebuilding operations in California, Arizona and Nevada, which more than offset the positive effects of increased home closings and Home Gross Margins (as hereinafter defined).

     During 1996, the Company strengthened its balance sheet in several areas. The Company reduced its aggregate indebtedness at December 31, 1996 to $253,346,000, a reduction of 17% from year-end 1995. In addition, the Company's equity at December 31, 1996 increased to $213,847,000, or $11.83 per share, an increase of 12% from $10.54 at December 31, 1995. These improvements contributed to a reduction in the debt-to-equity ratio at December 31, 1996 to 1.18, a 20% improvement over the 1.49 ratio as of December 31, 1995.

     1995 COMPARED WITH 1994. MDC's revenues increased 6% for 1995, compared with 1994, primarily as a result of a 9% increase in home closings, which more than offset a $5,700 decrease in the average selling price per home closed.

     Income before income taxes was lower for 1995, compared with 1994, primarily as a result of lower homebuilding operating profits, partially offset by higher mortgage lending and asset management operating profits, lower corporate and homebuilding interest expense and lower corporate general and administrative expenses. The reduction in homebuilding operating profits primarily resulted from a 13% decline in Home Gross Margins caused by increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995, and increased competition.

HOMEBUILDING SEGMENT.

     The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
Home Sales Revenues......................  $880,358    $827,448    $784,453
Operating Profits Before Asset
 Impairment Charges......................    37,158      36,695      48,464
Operating Profits........................    27,967      33,018      44,464
Average Selling Price Per Home Closed....     177.0       181.1       186.8
Home Gross Margins.......................      13.7%       13.4%       15.4%

Orders For Homes, net (UNITS)
  Colorado...............................     1,811       1,939       1,837
  Mid-Atlantic...........................     1,115         996       1,048
  California.............................       822         770         567
  Arizona................................     1,041         779         614
  Nevada.................................       260          52         111
                                           --------    --------    --------
    Total................................     5,049       4,536       4,177
                                           --------    --------    --------
                                           --------    --------    --------
Homes Closed (UNITS)
  Colorado...............................     1,893       1,891       1,887
  Mid-Atlantic...........................       969       1,058       1,136
  California.............................       837         751         564
  Arizona................................     1,044         802         504
  Nevada.................................       231          68         109
                                           --------    --------    --------
    Total................................     4,974       4,570       4,200
                                           --------    --------    --------
                                           --------    --------    --------

                                                      DECEMBER 31,
                                           --------------------------------
                                             1996        1995        1994
                                           --------    --------    --------
Backlog (UNITS)
  Colorado...............................       576         658         610
  Mid-Atlantic...........................       421         275         337
  California.............................       160         175         101
  Arizona................................       231         234         257
  Nevada.................................        98          13          29
                                           --------    --------    --------
    Total................................     1,486       1,355       1,334
                                           --------    --------    --------
                                           --------    --------    --------
  Estimated Sales Value..................  $261,000    $243,000    $241,900
                                           --------    --------    --------
                                           --------    --------    --------
Active Subdivisions
  Colorado...............................        51          49          53
  Mid-Atlantic...........................        53          48          41
  California.............................        20          23          21
  Arizona................................        23          22          16
  Nevada.................................         5           2           4
                                           --------    --------    --------
    Total................................       152         144         135
                                           --------    --------    --------
                                           --------    --------    --------

     HOMEBUILDING ACTIVITIES - 1996 COMPARED WITH 1995.

     HOME SALES REVENUES AND HOMES CLOSED. Home sales revenues in 1996 increased 6% from home sales revenues in 1995. The increase primarily resulted from increased home closings, partially offset by an overall decrease in the average selling price per home closed, as discussed below.

     Home closings increased in 1996, compared with 1995, in (i) Arizona, due to a significant expansion of operations in Phoenix, where the Company has increased the number of active subdivisions from nine at December 31, 1994 to 15 at December 31, 1996; (ii) California, due to the acquisition and opening of several new subdivisions in Southern California, including subdivisions in Riverside County acquired from Mesa Homes in July 1995; and (iii) Nevada, due to the closing of homes in subdivisions acquired from Longford Homes in February 1996. The Mid-Atlantic operations closed fewer homes in 1996 than were closed during the same periods in 1995, primarily as a result of severe weather conditions during most of 1996 which delayed construction and development activities and the delivery of certain homes.

     AVERAGE SELLING PRICE PER HOME CLOSED. The decrease in the average selling price per home closed in 1996, compared with 1995, reflects the impact of the Company's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in 1996, compared with 1995, in
(i) Arizona; (ii) Las Vegas, where the Company closed affordably priced homes in subdivisions acquired from Longford Homes; and (iii) the Mid-Atlantic region, where the Company has opened a number of new, affordable townhome projects.

     HOME GROSS MARGINS. Gross margins (home sales revenues less cost of goods sold, which primarily include land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenue ("Home Gross Margins") increased during 1996, compared with 1995. These increases largely were due to increased margins in (i) Colorado, where stronger market conditions during the first half of 1996 resulted in lower levels of required incentives for home buyers and increased selling prices; (ii) Las Vegas, due to increased profits from homes sold in subdivisions acquired from Longford Homes; and (iii) Northern California, due to a greater percentage of home closings coming from more profitable subdivisions in that market. These increases partially were offset by Home Gross Margin decreases in the Mid-Atlantic, where (i) increased costs associated with severe weather conditions were incurred during most of the year; and (ii) the Company continues to offer incentives to reduce its inventory of older unsold homes under construction, and in response to weakened market conditions and strong competition.

     ORDERS FOR HOMES AND BACKLOG. Orders for homes increased by 11% to 5,049 units in 1996, compared with 4,536 units in 1995, primarily as a result of increased orders for homes in (i) Phoenix, Southern California and Las Vegas, due to the Company's continued expansion in these markets, as previously discussed; and (ii) the Mid-Atlantic, due to an increase in the number of active subdivisions. As a result of these increased orders for homes, Backlog at December 31, 1996 increased 10% to 1,486 units, compared with 1,355 units at December 31, 1995. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its December 31, 1996 Backlog to close under existing sales contracts during the first six months of 1997. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

     MARKETING. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $56,078,000 during 1996, compared with $49,938,000 in 1995. The increase during 1996, compared with 1995, principally resulted from additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations and to stimulate sales in response to increased competition in 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $29,122,000 during 1996, compared with $26,694,000 for 1995, primarily due to additional costs incurred in support of expanded operations in Southern California and Las Vegas.

     ASSET IMPAIRMENT CHARGES. Operating results during 1996 were impacted adversely by asset impairment charges totalling $9,191,000, primarily related to certain homebuilding assets in the Mid-Atlantic region as a result of continued weakened conditions and competitive pressures in that market. The Mid-Atlantic asset impairment charges primarily resulted from (i) the write-down to fair market value of a single-family detached home subdivision in which the Company intends to sell the majority of the remaining lots in bulk; (ii) the recognition of losses anticipated from closing certain homes in Backlog and from offering increased incentives to stimulate sales of completed unsold homes in inventory; (iii) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects; and (iv) the write-down to fair market value, pursuant to the requirements of SFAS 121 (as hereinafter defined), of several single-family detached home subdivisions which began to experience extremely slow sales and negative Home Gross Margins during 1996. While intending to maintain its market share in the Mid-Atlantic region, the Company is strategically eliminating lower-margin projects in that market and redeploying capital to its expanding operations in Southern California, Phoenix and Las Vegas. See "FORWARD-LOOKING STATEMENTS" below.

     Asset impairment charges for 1996 also included charges with respect to certain homebuilding assets in Northern California as a result of increased incentives and sales price reductions offered to potential home buyers in connection with the Company's efforts to exit several underperforming subdivisions in the Sacramento area.

     HOMEBUILDING ACTIVITIES - 1995 COMPARED WITH 1994.

     HOME SALES REVENUES, ORDERS FOR HOMES AND HOMES CLOSED. Home sales revenues increased in 1995, compared with 1994, primarily as a result of increases in home closings, partially offset by an overall decrease in the average selling price per home closed, as discussed below. Orders for homes and home closings increased in 1995 in (i) Arizona, primarily due to a significant expansion of the Company's operations in Phoenix; (ii) California, primarily due to the acquisition and opening of several new subdivisions in Southern California; and (iii) Colorado, due to, among other things, efforts to reduce the level of unsold homes under construction and a continuing emphasis on offering more affordable homes.

     In its Mid-Atlantic market, the Company experienced lower orders for homes and closings per active subdivision in 1995, compared with 1994. The impact of lower orders for homes per active subdivision was partially offset by an increase in the number of the Company's active subdivisions in that market at December 31, 1995, compared with December 31, 1994. The lower orders for homes and closing levels per active subdivision were primarily the result of the entire Mid-Atlantic market experiencing (i) an increase in active subdivisions due to aggressive competition; (ii) reduced consumer confidence due to reductions in the number of federal employees and government shutdowns, and the potential for further reductions in the number of federal employees as a result of deficit reduction plans; and (iii) a decline in total market home orders.

     AVERAGE SELLING PRICE PER HOME CLOSED. The decrease in the average selling price per home closed in 1995, compared with 1994, is the result of the Company's emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategic change in market mix resulted in lower average sales prices compared with prices in 1994 (i) in Colorado, Maryland and Tucson; and (ii) beginning in the third quarter of 1995, in Southern California as the Company began offering homes ranging in price from $105,000 to $170,000 in the Riverside County subdivisions acquired in July 1995.

     HOME GROSS MARGINS. Home Gross Margins decreased to 13.4% in 1995 from 15.4% in 1994. This decline was due to (i) increased incentives offered to home buyers in order to counter weakening demand due to higher mortgage interest rates, particularly during the second half of 1994 and the first quarter of 1995; (ii) increased incentives used to reduce the Company's inventory of unsold homes under construction; and (iii) increased competition in MDC's homebuilding markets.

     MARKETING. Marketing expenses totalled $49,938,000 for 1995, compared with $44,588,000 for 1994. The increases reflect the impact of significant additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations. Additionally, the Company increased its marketing efforts to stimulate sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $26,694,000 in 1995, compared with $29,215,000 for 1994. General and administrative expenses as a percentage of home sales revenues decreased to 3.2% in 1995, compared with 3.7% in 1994, as the Company was able to deliver more homes in 1995 with a reduced level of overhead.

     ASSET IMPAIRMENT CHARGES. Operating results during the year ended December 31, 1995 were impacted adversely by $3,677,000 in asset impairment charges. These charges primarily were related to certain under-performing projects in California, Arizona and the Mid-Atlantic region. Asset impairment charges totalled $4,000,000 in 1994, primarily related to certain projects in Northern California which experienced significant slowing in sales and reduced selling prices due to softness in consumer demand which led to a general decline in home order activity.

     LAND SALES.

     Revenue from land sales totalled $9,471,000, $10,396,000 and $8,296,000, respectively, in 1996, 1995 and 1994, respectively. The land sales primarily were in Colorado and, to a lesser extent, in California. Gross profits from these land sales were $698,000, $220,000 and $319,000, respectively, for the years 1996, 1995 and 1994.

FINANCIAL SERVICES SEGMENT.

     MORTGAGE LENDING OPERATIONS.

     The table below summarizes the results of HomeAmerican's operations (dollars in thousands).

                                                 YEAR ENDED DECEMBER 31,
                                              ------------------------------
                                                1996       1995       1994
                                              --------   --------   --------
     Gains from sales of mortgage servicing
        Bulk.............................     $  5,291   $  6,374   $  5,785
        Other............................     $    729   $  1,962   $    985
     Gains (losses) on sales of
      mortgage loans.....................     $  4,905   $ (1,293)  $   (585)

     Operating profit....................     $ 12,584   $  9,288   $  6,951

     Principal amount of originations
      and purchases:
        MDC home buyers..................     $482,106   $413,525   $323,079
        Spot.............................       39,730     36,200     69,037
        Correspondent....................       60,373     63,051     64,365
                                              --------   --------   --------
           Total.........................     $582,209   $512,776   $456,481
                                              --------   --------   --------
                                              --------   --------   --------

     Capture Rate........................           66%        61%        52%
                                              --------   --------   --------
                                              --------   --------   --------

     The table below sets forth certain information regarding HomeAmerican's portfolio of mortgage loans serviced (dollars in thousands).

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                1996       1995       1994
                                              ---------  ---------  ---------
     Beginning Servicing Portfolio..........  $ 486,811  $ 569,063  $ 653,331
        Servicing retained on loans
         originated.........................    521,836    449,725    392,116
        Purchases from correspondents.......     60,373     63,051     64,365
        Bulk servicing sales................   (485,757)  (417,075)  (427,340)
        Loan sales "servicing released".....   (158,802)  (141,174)   (80,884)
        Loan principal payments and other...    (29,563)   (36,779)   (32,525)
                                              ---------  ---------  ---------
     Ending Servicing Portfolio.............  $ 394,898  $ 486,811  $ 569,063
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

                                                         DECEMBER 31,
                                              ---------------------------------
                                                  1996       1995       1994
                                              ------------ ---------  ---------
     Composition of Servicing Portfolio:
        FHA insured/VA guaranteed...........  $ 117,681    $  85,002  $ 203,991
        Conventional........................    277,217      401,809    365,072
                                              ---------    ---------  ---------
     Total Servicing Portfolio..............  $ 394,898(1) $ 486,811  $ 569,063
                                              ---------    ---------  ---------
                                              ---------    ---------  ---------
     Salable portion of servicing
      portfolio.............................  $ 292,428(2) $ 429,328  $ 506,098
                                              ---------    ---------  ---------
                                              ---------    ---------  ---------

     (1) Includes servicing of $52,131 sold in November 1996, serviced by HomeAmerican under a subservicing arrangement until transfer to the purchaser in January and February 1997.

     (2) Substantially all originated subsequent to the adoption of SFAS 122 (as hereinafter defined).

     1996 COMPARED WITH 1995. HomeAmerican's operating profits for 1996 were the highest in its history, and exceeded by 35% the operating profits for 1995 primarily because of gains on sales of mortgage loans totalling $4,905,000 in 1996, compared with losses totalling $1,293,000 in 1995. These gains are in large measure attributable to the Company's required adoption in 1996 of SFAS 122.

     SFAS 122 requires the Company to allocate the cost of mortgage loans originated after January 1, 1996 between the mortgage loans and the rights to service the mortgage loans, based on their relative values. Prior to 1996, the cost of mortgage loans originated by HomeAmerican was assigned to the mortgage loans, with no cost assigned to the servicing rights. Assuming that all other factors remain unchanged, the adoption of SFAS 122 results in higher gains (or lower losses) on sales of mortgage loans originated by HomeAmerican after January 1, 1996 and correspondingly lower gains on sales of the related servicing rights, compared with gains or losses on sales of mortgage loans and related servicing rights originated by HomeAmerican prior to January 1, 1996.

     The Company's adoption of SFAS 122 resulted in additional net gains in 1996 of $3,082,000 from the sale of mortgage loans and servicing rights compared with the net gains that would have been recorded under the accounting method applicable in 1995 and prior years.

     During the first, second and third quarters of 1996, respectively, the Company recorded gains of approximately $2,435,000, $1,382,000 and $1,271,000 (or $5,088,000 in total) related to bulk sales of approximately $398,809,000 principal amount of mortgage servicing rights held prior to the adoption of SFAS 122 on January 1, 1996. The substantial majority of these mortgage servicing rights were related to mortgage loans originated by the Company and, as a result, had no costs assigned to such servicing rights. Future gains from sales of mortgage servicing will be significantly lower than prior comparable periods as the Company sold substantially all of its pre-1996 servicing portfolio prior to December 31, 1996. See "FORWARD-LOOKING STATEMENTS" below.

     HomeAmerican's loan originations and purchases increased by 14% in 1996, compared with 1995, primarily due to increases in (i) the Company's home closings; and (ii) HomeAmerican's "Capture Rate", or the number of mortgage loans originated for Company home buyers as a percentage of total Company home closings.

HomeAmerican opened origination facilities in Southern California in late 1995 and Nevada in February 1996, which favorably affected HomeAmerican's total originations and Capture Rate. HomeAmerican continues to benefit from the Company's homebuilding growth as Company home buyers were the source of more than 80% of the principal amount of mortgage loans originated and purchased by HomeAmerican in 1996 and 1995.

     1995 COMPARED WITH 1994. HomeAmerican's operating profit in 1995 was higher than in 1994 principally due to gains from sales of mortgage servicing totalling $8,336,000 in 1995, compared with gains totalling $6,770,000 in 1994. The Company sold approximately the same principal amount of servicing in 1995 as in 1994, but generated higher revenues on the 1995 sales as stronger market demand resulted in more favorable prices than in 1994. Gains from mortgage servicing sales other than bulk sales also comprised a larger percentage of total gains (24% for 1995, compared with 15% for 1994) primarily due to increased originations and purchases of adjustable rate mortgages, which generally are sold "servicing released."

     HomeAmerican's loan originations and purchases increased by 12% in 1995, compared with 1994, primarily due to an increase in the Company's home closings and an increase in the percentage of mortgage originations for buyers of the Company's homes, partially offset by a 48% decrease in the dollar amount of spot originations, as increased mortgage interest rates during the second half of 1994 and first quarter of 1995 significantly decreased refinancing activity market-wide.

     ASSET MANAGEMENT OPERATIONS.

     The following table sets forth certain information with respect to the results of the asset management operations (in thousands).

                                            YEAR ENDED DECEMBER 31,
                                         ----------------------------
                                          1996       1995       1994
                                         ------     ------     ------
     Gain on sale of FAMC..............  $4,042     $   --     $   --
     Management fees from REITs........  $2,373     $3,324     $2,780
     Operating profit..................  $6,073     $4,050     $2,796

     The increased operating profits in 1996 primarily were due to the $4,042,000 gain, net of related expenses, on the sale of FAMC in September 1996. The sales proceeds of $11,450,000 included $6,000,000 of cash and $5,450,000 of subordinated convertible notes, which are payable at specified dates during the next 10 years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. A gain of $5,450,000 attributable to the notes has been deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the principal on the notes and the expiration of the conversion features. See "FORWARD-LOOKING STATEMENTS" below.

     Due to the sale of FAMC and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results related to the asset management operations are expected to be immaterial. See "FORWARD-LOOKING STATEMENTS" below.

OTHER OPERATING RESULTS.

     INTEREST EXPENSE. Corporate and homebuilding interest incurred decreased to $30,296,000 in 1996, compared with $33,909,000 in 1995 and $35,799,000 in
1994, primarily due to (i) lower effective interest rates with respect to variable-rate debt; and (ii) lower levels of borrowings resulting from the reduction in homebuilding inventories and the increased use of internally generated funds.

     The portion of corporate and homebuilding interest which was capitalized (the Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction) during 1996 totalled $26,523,000, compared with $26,136,000 and $26,345,000, respectively, during 1995 and 1994.

     Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $3,773,000 for 1996, compared with $7,773,000 and $9,454,000, respectively, for 1995 and 1994.

     For a reconciliation of interest incurred, capitalized and expensed, see
Note I to the Company's Consolidated Financial Statements.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $11,578,000 for 1996, compared with $13,478,000 and $15,132,000, respectively, for 1995 and 1994. The 14%
decrease in 1996, compared with 1995, primarily was due to (i) reductions in insurance costs and debt-related expenses; and (ii) an insurance recovery of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures previously expensed. The 11% decrease in 1995, compared with 1994, primarily was due to reductions in insurance costs, legal expenses and professional fees, partially offset by an increase in salary expense and financing costs associated with the Company's expanded operations in 1995.

     INCOME TAXES. M.D.C. Holdings, Inc. and its wholly owned subsidiaries file a consolidated federal income tax return (an "MDC Consolidated Return"). Richmond American Homes of Colorado, Inc. (formerly known as Richmond Homes, Inc. I, a wholly owned subsidiary of M.D.C. Holdings, Inc.; "Richmond Homes") and its wholly owned subsidiaries filed separate consolidated federal income tax returns (each a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through February 2, 1994, the date Richmond Homes became a wholly owned subsidiary of MDC.

     MDC's overall effective income tax rates of 36.5%, 35.3% and 37.9%, respectively, for 1996, 1995, and 1994, differed from the federal statutory rate of 35% primarily due to (i) the impact of state income taxes; (ii) in 1995 and 1994, the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded; and (iii) in 1994, the adjustments of prior years' income taxes.

     In April 1995, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the IRS examinations of (i) the MDC Consolidated Returns for the years 1984 and 1985; and (ii) the Richmond Homes Consolidated Returns for the years 1989 and 1990. These agreements had no material impact upon the Company's financial position or results of operations.

     The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments to taxable income as originally reported. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for any additional income taxes and interest which may result from the proposed adjustments; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially from amounts provided. See "FORWARD-LOOKING STATEMENTS" below.

     The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially from the amounts provided. See "FORWARD-LOOKING STATEMENTS" below.

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

     The Company's debt-to-equity ratio improved to 1.18 at December 31, 1996, compared with 1.49 at December 31, 1995 and 1.81 at December 31, 1994. The improvement is primarily a result of (i) the earnings of the Company, which contributed to the increase in the Company's Stockholders' Equity to $213,847,000 at December 31, 1996; and (ii) the use of internally generated cash flow to reduce debt.

     Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere in this report. See "FORWARD-LOOKING STATEMENTS" below.

LINES OF CREDIT.

     HOMEBUILDING. In April 1996, the Company entered into an agreement with a group of banks for a $150,000,000 unsecured revolving line of credit maturing June 30, 2000, although a term-out of this credit may commence earlier under certain circumstances. Some of the initial advances at closing of this credit agreement were used to retire the borrowings under cancelled bank lines of credit and project loans collateralized by homebuilding inventories. At December 31, 1996, $11,832,000 was borrowed under this line of credit.

     MORTGAGE LENDING. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments. During 1996, 1995 and 1994, HomeAmerican sold $576,156,000, $504,109,000 and $480,485,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at December 31, 1996 was $51,000,000. At December 31, 1996, $9,018,000 was borrowed and an additional $38,362,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

     GENERAL. The agreements for the Company's bank lines of credit include representations, warranties and covenants, the most restrictive of which require that the Company maintain certain minimum defined stockholders' equity. The Company believes that it is in compliance with these representations, warranties and covenants.

CONSOLIDATED CASH FLOW.

     During 1996, the Company generated $61,923,000 in cash from its operating and investing activities. The Company used this cash and available cash on hand to reduce outstanding lines of credit and notes payable by $58,040,000 and to repurchase 1,865,000 shares of MDC Common Stock for $12,921,000.

     During 1995, the Company generated $31,281,000 in cash from operating and investing activities. The Company used this cash and available cash on hand to pay down lines of credit and notes payable by $46,639,000 and to repurchase, for $5,466,000, 865,600 shares of MDC Common Stock.

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

     MDC's business also is affected significantly by, among other things, general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). The Company's adoption of SFAS 121 on January 1, 1996 did not have a material impact on the results of operations or financial condition of the Company.

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). As previously discussed, the Company adopted this statement effective January 1, 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans. The statement allows companies to continue to use the intrinsic value-based approach, supplemented by the footnote disclosure of the pro forma net income and earnings per share of the fair value based approach. The Company intends to follow this latter method and, as a result, adoption of this pronouncement in 1996 had no effect on the Company's financial condition or results of operations.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The Company's adoption of SFAS 125, beginning in 1997, is not anticipated to have a material adverse impact on the results of operations or financial condition of the Company. See "FORWARD-LOOKING STATEMENTS" below.

                                    OTHER

FORWARD-LOOKING STATEMENTS.

     Certain statements in this Form 10-K Annual Report, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) demographic changes; (vi) shortages and the cost of labor; (vii) weather related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation including interpretation of tax and environmental laws; and (xi) other factors over which the Company has little or no control.

REORGANIZATION AND SALE OF FAMC.

     In March 1996, M.D.C. Holdings, Inc. ("Holdings"), Mr. Spencer I. Browne (previously President, Co-Chief Operating Officer and a director of Holdings), M.D.C. Residual Holdings, Inc., a wholly owned subsidiary of Holdings ("Residual") and Financial Asset Management Corporation ("Management Corporation") entered into an agreement (the "Agreement") effective as of April 1, 1996, pursuant to which Mr. Browne, Residual and Management Corporation formed FAMC. From April 1, 1996 to September 30, 1996, Mr. Browne owned 20% of FAMC, and Management Corporation and Residual owned the remaining 80% of FAMC.

     Pursuant to the Agreement, (i) Mr. Browne resigned as President, Co-Chief Operating Officer and director of Holdings; (ii) Mr. Browne and Holdings entered into an employment agreement (the "Employment Agreement"); (iii) Mr. Browne was appointed President and Chief Executive Officer of FAMC; and (iv) FAMC assumed Management Corporation's business of managing two publicly traded REITs and performing certain other asset management functions.

     As previously described in this report, in September 1996, the Company sold its 80% interest in FAMC to a third party. Concurrent with the sale, Mr. Browne resigned his positions with FAMC and the Employment Agreement was terminated.

FORMATION OF AMERICAN HOME TITLE AND ESCROW COMPANY.

     During 1996, the Company formed American Home Title and Escrow Company as a wholly owned subsidiary ("American Home Title"). In January 1997, American Home Title began providing title agency services to MDC home buyers in Virginia and intends to pursue opportunities to provide title services in its other markets during 1997. See "FORWARD-LOOKING STATEMENTS" below.

ITEM 8.  FINANCIAL STATEMENTS.

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
     Consolidated Financial Statements:
        Report of Independent Accountants...............................  F-2
        Consolidated Balance Sheets as of December 31, 1996 and
          December 31, 1995.............................................  F-3
        Consolidated Statements of Income for each of the Three Years
          Ended December 31, 1996.......................................  F-5
        Consolidated Statements of Stockholders' Equity for each of the Three Years Ended December 31, 1996.......................  F-6
        Consolidated Statements of Cash Flows for each of the Three
          Years Ended  December 31, 1996................................  F-7
        Notes to Consolidated Financial Statements......................  F-8

                      REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Denver, Colorado

February 3, 1997

                            M.D.C. HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
ASSETS
Corporate
   Cash and cash equivalents.........................  $  7,235    $ 10,290
   Property and equipment, net.......................     9,411       9,550
   Deferred income taxes.............................    10,804      13,730
   Deferred debt issue costs, net....................     9,155       9,931
   Other assets, net.................................     3,557       3,830
                                                       --------    --------
                                                         40,162      47,331
                                                       --------    --------
Homebuilding
  Cash and cash equivalents..........................     3,393       5,096
  Home sales and other accounts receivable...........    10,218      26,192
  Investments and marketable securities, net.........     5,159       6,481
  Inventories, net
    Housing completed or under construction..........   251,885     265,205
    Land and land under development..................   182,927     176,960
  Prepaid expenses and other assets, net.............    57,722      42,111
                                                       --------    --------
                                                        511,304     522,045
                                                       --------    --------
Financial Services
  Cash and cash equivalents.........................        676       5,409
  Accrued interest and other assets, net............      5,006       3,129
  Mortgage loans held in inventory, net.............     58,742      53,153
  Mortgage Collateral, net of mortgage-backed
    bonds, and related assets and liabilities.......      1,413       3,744
                                                       --------    --------
                                                         65,837      65,435
                                                       --------    --------
      Total Assets..................................   $617,303    $634,811
                                                       --------    --------
                                                       --------    --------



                See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
LIABILITIES
Corporate
   Accounts payable and accrued expenses.............  $ 13,519    $ 18,258
   Income taxes payable..............................    11,434      11,930
   Note payable......................................     3,487       3,537
   Senior Notes, net.................................   187,721     187,525
   Subordinated notes, net...........................    38,225      38,221
                                                       --------    --------
                                                        254,386     259,471
                                                       --------    --------
Homebuilding
   Accounts payable and accrued expenses.............   114,794      82,164
   Lines of credit...................................    11,832      43,490
   Notes payable.....................................     3,063      10,571
                                                       --------    --------
                                                        129,689     136,225
                                                       --------    --------
Financial Services
   Accounts payable and accrued expenses.............    10,363      12,092
   Line of credit....................................     9,018      21,990
                                                       --------    --------
                                                         19,381      34,082
                                                       --------    --------
      Total Liabilities..............................   403,456     429,778
                                                       --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES J, N AND P).....        --          --
                                                       --------    --------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued..................        --          --
   Common Stock, $.01 par value; 100,000,000 shares
     authorized; 23,050,000 and 22,606,000 shares
     issued, respectively, at December 31, 1996
     and 1995........................................       231         226
   Additional paid-in capital........................   138,705     136,022
   Retained earnings.................................   106,189      87,476
                                                       --------    --------
                                                        245,125     223,724
                                                       --------    --------
   Less treasury stock, at cost, 4,966,000 and
     3,157,000 shares, respectively, at December 31,
     1996 and 1995...................................   (31,278)    (18,691)
                                                       --------    --------
      Total Stockholders' Equity.....................   213,847     205,033
                                                       --------    --------
      Total Liabilities and Stockholders' Equity.....  $617,303    $634,811
                                                       --------    --------
                                                       --------    --------



                  See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
REVENUES
   Homebuilding..............................  $890,536   $840,362   $793,793
   Financial Services........................    30,578     23,948     22,095
   Corporate.................................     1,481      1,546      1,357
                                               --------   --------   --------
      Total Revenues.........................   922,595    865,856    817,245
                                               --------   --------   --------

COSTS AND EXPENSES
   Homebuilding..............................   862,569    807,344    749,329
   Financial Services........................    11,921     10,610     12,348
   Corporate general and administrative......    11,578     13,478     15,132
   Corporate and homebuilding interest.......     3,773      7,773      9,454
                                               --------   --------   --------
      Total Expenses.........................   889,841    839,205    786,263
                                               --------   --------   --------
Income before income taxes and
  extraordinary item.........................    32,754     26,651     30,982
Provision for income taxes...................    11,955      9,401     11,727
                                               --------   --------   --------
Income before extraordinary item.............    20,799     17,250     19,255
Extraordinary loss from early
  extinguishment of debt, net of income
  tax benefit of $242........................      (421)        --         --
                                               --------   --------   --------
NET INCOME...................................  $ 20,378   $ 17,250   $ 19,255
                                               --------   --------   --------
                                               --------   --------   --------
EARNINGS PER SHARE
   Primary
      Income before extraordinary item.......  $   1.09   $    .86   $    .94
                                               --------   --------   --------
                                               --------   --------   --------
      Net Income.............................  $   1.06   $    .86   $    .94
                                               --------   --------   --------
                                               --------   --------   --------
   Fully diluted
      Income before extraordinary item.......  $    .98   $    .79   $    .87
                                               --------   --------   --------
                                               --------   --------   --------
      Net Income.............................  $    .96   $    .79   $    .87
                                               --------   --------   --------
                                               --------   --------   --------
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Primary...................................    19,150     20,124     20,406
                                               --------   --------   --------
                                               --------   --------   --------
   Fully diluted.............................    22,924     23,918     24,021
                                               --------   --------   --------
                                               --------   --------   --------
DIVIDENDS PAID PER SHARE.....................  $    .12   $    .11   $    .06
                                               --------   --------   --------
                                               --------   --------   --------






                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                        ADDITIONAL
                                               COMMON     PAID-IN    RETAINED   TREASURY
                                               STOCK      CAPITAL    EARNINGS     STOCK      TOTAL
                                               ------   ----------   --------   --------    --------
BALANCES-JANUARY 1, 1994....................    $209      $133,455   $ 57,879   $(15,689)   $175,854
   Shares issued............................       3           265        (46)       256         478
   Shares reacquired........................      --            --         --     (1,505)     (1,505)
   Shares issued to acquire Richmond
     Homes common stock.....................      --            --     (3,585)     3,585          --
   Unrealized losses on available-for-sale
     securities, net........................      --            --       (860)        --        (860)
   Non-qualified stock options exercised....      --           214         --         --         214
   Dividends declared.......................      --            --     (1,141)        --      (1,141)
   Net income...............................      --            --     19,255         --      19,255
                                                ----      --------   --------   --------    --------
BALANCES-DECEMBER 31, 1994..................     212       133,934     71,502    (13,353)    192,295
   Shares issued............................      14         1,168        (11)       128       1,299
   Shares reacquired........................      --            --         --     (5,466)     (5,466)
   Unrealized gains on available-for-sale
     securities, net........................      --            --        888         --         888
   Non-qualified stock options exercised....      --         2,281         --         --       2,281
   Notes receivable for stock purchases.....      --        (1,361)        --         --      (1,361)
   Dividends declared.......................      --            --     (2,153)        --      (2,153)
   Net income...............................      --            --     17,250         --      17,250
                                                ----      --------   --------   --------    --------
BALANCES-DECEMBER 31, 1995..................     226       136,022     87,476    (18,691)    205,033
   Shares issued............................       5         2,138         70        334       2,547
   Shares reacquired........................      --            --         --    (12,921)    (12,921)
   Unrealized gains on available-for-sale
     securities, net........................      --            --        487         --         487
   Non-qualified stock options exercised....      --           342         --         --         342
   Repayments of notes receivable for
     stock purchases, net...................      --           203         --         --         203
   Dividends declared.......................      --            --     (2,222)        --      (2,222)
   Net income...............................      --            --     20,378         --      20,378
                                                ----      --------   --------   --------    --------
BALANCES-DECEMBER 31, 1996..................    $231      $138,705   $106,189   $(31,278)   $213,847
                                                ----      --------   --------   --------    --------
                                                ----      --------   --------   --------    --------


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                    1996          1995       1994
                                                 -----------   ---------   ---------
OPERATING ACTIVITIES:
Net Income....................................   $    20,378   $  17,250   $  19,255
Adjustments To Reconcile Net Income
 To Net Cash Provided By (Used In)
 Operating Activities:
  Amortization of deferred marketing cost.....         9,462       7,653       6,731
  Depreciation and other amortization.........         2,605       2,627       3,403
  Homebuilding asset impairment charges.......         9,191       3,677       4,000
  Deferred income taxes.......................         2,926      (1,786)     (3,844)
  Gains on sales of mortgage related assets...        (4,943)       (734)       (295)
Net Changes In Assets and Liabilities:
  Home sales and other accounts receivable....        15,973     (13,684)     (5,462)
  Homebuilding inventories....................         4,288      21,005     (76,991)
  Mortgage loans held in inventory............        (5,589)     (8,785)     24,076
  Other assets and liabilities, net...........        (6,366)     (4,670)     (7,663)
                                                 -----------   ---------   ---------
Net Cash Provided By (Used In)
 Operating Activities.........................        47,925      22,553     (36,790)
                                                 -----------   ---------   ---------

INVESTING ACTIVITIES:
Net Proceeds From Mortgage-Related
 Assets and Liabilities.......................         3,849      4,596       (7,786)
Proceeds From the Sale of FAMC................         6,000         --           --
Changes In Investments and Marketable
 Securities...................................         3,016       (414)      (6,377)
Changes In Restricted Cash....................            --       2,650      16,159
Other, net....................................         1,133       1,896      17,272
                                                 -----------   ---------   ---------
Net Cash Provided By Investing Activities.....        13,998       8,728      19,268
                                                 -----------   ---------   ---------
FINANCING ACTIVITIES:
Lines of Credit
  Advances....................................     1,008,531     741,053     641,874
  Principal payments..........................    (1,053,161)   (761,116)   (612,449)
Notes Payable
  Borrowings..................................           487       1,114      15,870
  Principal payments..........................       (13,897)    (27,690)    (44,835)
Stock Repurchases.............................       (12,921)     (5,466)     (1,505)
Dividend Payments.............................        (2,222)     (2,153)     (1,141)
Other, net....................................         1,769         208         269
                                                 -----------   ---------   ---------
Net Cash Used In Financing Activities.........       (71,414)    (54,050)     (1,917)
                                                 -----------   ---------   ---------
Net Decrease In Cash and Cash Equivalents.....        (9,491)    (22,769)    (19,439)

Cash and Cash Equivalents
  Beginning of Year...........................        20,795      43,564      63,003
                                                 -----------   ---------   ---------
  End of Year.................................   $    11,304   $  20,795   $  43,564
                                                 -----------   ---------   ---------
                                                 -----------   ---------   ---------

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

     GENERAL. In the homebuilding segment of its operations, the Company (i) principally acquires finished lots and, to a lesser extent, acquires land and develops it for use in its homebuilding activities; and (ii) designs, constructs and sells single-family residential homes. These operations are financed primarily with publicly traded debt, an unsecured revolving bank line of credit and internally generated funds. The Company conducts its homebuilding operations in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada.

     The Company's financial services segment principally consists of its mortgage lending operations which are conducted by HomeAmerican Mortgage Corporation ("HomeAmerican"). HomeAmerican primarily provides mortgage loans for MDC home buyers. Substantially all of the mortgage loans originated by HomeAmerican, as well as mortgage loans purchased from unaffiliated loan correspondents, subsequently are sold to private investors. Additionally, HomeAmerican sells mortgage loan servicing.

     Through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc., and the successor as of April 1, 1996 to Financial Asset Management Corporation; "FAMC") managed two publicly traded real estate investment trusts (each a "REIT"). MDC also owns other mortgage-related interests. The results of FAMC and these mortgage-related interests are included in the asset management operations of the financial services segment.

     HOMEBUILDING.

     INVENTORIES - Inventories are stated at cost, as adjusted in accordance with SFAS 121 (as hereinafter defined), and include interest capitalized during the period of active development through the completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects actively being developed. Land and related costs are transferred to housing inventory when construction commences.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). In accordance with SFAS 121, whenever events or circumstances indicate that the carrying value of the homebuilding inventories may not be recoverable, impairment losses are recorded and the related assets are adjusted to their estimated fair market value, less selling costs.

     PREPAID EXPENSES AND OTHER ASSETS - Homebuilding prepaid expenses and other assets include restricted investments of $20,775,000 at December 31, 1996, which are held for the payment of eligible claims made under the warranties created pursuant to the settlement of the Expansive Soils Cases. See Note N.

     REVENUE RECOGNITION - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

     WARRANTY COSTS - The Company's homes are sold with limited warranties issued by an independent warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. During 1996, the Company recorded additional warranty reserves of $23,086,000, net of warranty expenditures, which included an amount arising from the settlement of the Expansive Soils Cases. See Note N. Warranty reserves are included in homebuilding accounts payable and accrued expenses and totalled $35,507,000 and $12,421,000, respectively, at December 31, 1996 and 1995.

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

     REVENUE RECOGNITION - Loan origination fees in excess of origination costs incurred and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Loan servicing costs are recognized as incurred. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

     The mortgage lending operations are affected by, among other things, changes in mortgage interest rates. The Company utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in process which have not closed. Such contracts are the only significant financial derivative instrument utilized by MDC. Hedging gains or losses are recognized when the hedged mortgage loans are sold.

     MORTGAGE SERVICING RIGHTS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"). SFAS 122 requires the Company to allocate the cost of mortgage loans originated by HomeAmerican after January 1, 1996 between the mortgage loans and the right to service the mortgage loans, based on their relative values. Prior to 1996, the cost of mortgage loans originated by HomeAmerican was assigned to the mortgage loans, with no cost assigned to the servicing rights. The Company's adoption of SFAS 122 resulted in additional net gains in 1996 of $3,082,000 from the sale of mortgage loans and servicing rights, compared with the gains that would have been recorded under the accounting method applicable in 1995 and prior years.

     ASSET MANAGEMENT.

     MORTGAGE COLLATERAL AND MORTGAGE-BACKED BONDS - The Company's remaining mortgage-backed bonds were issued by limited-purpose subsidiaries and other non-related entities. Periodic payments are made on the bonds as a result of, and in amounts related to, corresponding payments received on the underlying mortgage collateral (the "Mortgage Collateral"). Substantially all of the Company's ownership interests in Mortgage Collateral and the related mortgage-backed bonds are nearing the ends of their economic lives. Accordingly, the Company does not anticipate that such net assets will generate significant amounts of income or cash flow in the future. The Company reflects its ownership interests in Mortgage Collateral net of the related mortgage-backed bonds and its earnings from such interests net of the related interest expense.

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

     ESTIMATES IN FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include warranty, other accrued expenses and estimates related to potential asset impairment charges.

     RECLASSIFICATIONS - Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

B.   INFORMATION ON BUSINESS SEGMENTS

     The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).


                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
HOMEBUILDING
   Home sales................................  $880,358   $827,448   $784,453
   Land sales................................     9,471     10,396      8,296
   Other revenues............................       707      2,518      1,044
                                               --------   --------   --------
                                                890,536    840,362    793,793
                                               --------   --------   --------
   Home cost of sales........................   759,405    716,859    663,549
   Land cost of sales........................     8,773     10,176      7,977
   Asset impairment charges..................     9,191      3,677      4,000
   Marketing.................................    56,078     49,938     44,588
   General and administrative................    29,122     26,694     29,215
                                               --------   --------   --------
                                                862,569    807,344    749,329
                                               --------   --------   --------
       HOMEBUILDING OPERATING PROFIT.........    27,967     33,018     44,464
                                               --------   --------   --------
FINANCIAL SERVICES
   Mortgage Lending Revenues
     Interest revenues.......................     3,543      3,412      2,897
     Origination fees........................     6,209      5,258      4,671
     Gains on sales of mortgage servicing....     6,020      8,336      6,770
     Gains (losses) on sale of mortgage
       loans, net............................     4,905     (1,293)      (585)
     Mortgage servicing and other............     1,545      1,846      2,097
                                               --------   --------   --------
                                                 22,222     17,559     15,850
                                               --------   --------   --------
   Asset Management Revenues
     Management fees and other...............     4,314      6,389      6,245
     Gain on sale of FAMC....................     4,042         --         --
                                               --------   --------   --------
                                                  8,356      6,389      6,245
                                               --------   --------   --------
                                                 30,578     23,948     22,095
                                               --------   --------   --------
   General and Administrative Expenses
     Mortgage Lending........................     9,638      8,271      8,899
     Asset Management........................     2,283      2,339      3,449
                                               --------   --------   --------
                                                 11,921     10,610     12,348
                                               --------   --------   --------
       FINANCIAL SERVICES OPERATING PROFIT...    18,657     13,338      9,747
                                               --------   --------   --------
TOTAL OPERATING PROFIT.......................    46,624     46,356     54,211
                                               --------   --------   --------
CORPORATE
   Other revenues............................     1,481      1,546      1,357
                                               --------   --------   --------
   Interest expense..........................     3,773      7,773      9,454
   General and administrative................    11,578     13,478     15,132
                                               --------   --------   --------
                                                 15,351     21,251     24,586
                                               --------   --------   --------
     Net Corporate Expenses..................   (13,870)   (19,705)   (23,229)
                                               --------   --------   --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.........................  $ 32,754   $ 26,651   $ 30,982
                                               --------   --------   --------
                                               --------   --------   --------


     Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1996, 1995 and 1994 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheet.

C.   MORTGAGE LOANS HELD IN INVENTORY

     Mortgage loans held in inventory consist of (in thousands):

                                                   DECEMBER 31,
                                              ----------------------
                                               1996           1995
                                              -------        -------
     First mortgage loans
        Conventional....................      $33,865        $33,451
        FHA and VA......................       27,261         21,272
                                              -------        -------
                                               61,126         54,723
     Less
       Unamortized discounts............       (1,218)(1)       (469)
       Deferred fees....................         (322)          (300)
       Allowance for loan losses........         (844)          (801)
                                              -------        -------
         Total..........................      $58,742        $53,153
                                              -------        -------
                                              -------        -------

     (1) Includes $751,000 of discounts pursuant to the allocation of costs to mortgage servicing rights as required by SFAS 122.


     Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.5% and 7.4%, respectively, at December 31, 1996 and 1995.

D. MORTGAGE COLLATERAL, NET OF MORTGAGE-BACKED BONDS, AND RELATED ASSETS AND LIABILITIES

     Mortgage Collateral and related net assets of $18,570,000 and $45,979,000, respectively, as well as mortgage-backed bonds and other liabilities of $17,157,000 and $42,235,000, respectively, were held by a trustee at December 31, 1996 and 1995. The Company has not guaranteed, nor is it otherwise obligated with respect to, these mortgage-backed bond issues.

     In 1996, 1995 and 1994, MDC sold, at a premium, Mortgage Collateral totalling $17,842,000, $9,618,000 and $19,088,000, respectively. The proceeds from these sales were utilized to redeem in full the related outstanding mortgage-backed bonds which totalled $17,554,000, $8,547,000 and $19,109,000, respectively. These sales, net of redemptions, resulted in gains totalling $127,000, $305,000 and $295,000, respectively, in 1996, 1995 and 1994. During
1996, the Company recorded a $533,000 charge to income to reduce a portion of the Company's Mortgage Collateral to its net realizable value.

E. LINES OF CREDIT

     HOMEBUILDING - In April 1996, the Company entered into an agreement with a group of banks for a $150,000,000 unsecured revolving line of credit maturing June 30, 2000, although a term-out may commence earlier under certain circumstances. Some of the initial advances at closing of this credit agreement were used to retire the borrowings under cancelled bank lines of credit and project loans collateralized by homebuilding inventories. At December 31, 1996, $11,832,000 was borrowed under this unsecured revolving line of credit. At December 31, 1996, the weighted-average interest rate of the line of credit was 7.5%.

     MORTGAGE LENDING - The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1996 was $51,000,000. Available borrowings under this bank line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1996, $9,018,000 was borrowed and an additional $38,362,000 was collateralized and available to be borrowed. The mortgage lending line of credit is cancellable upon 90 days' notice. At December 31, 1996, the interest rate of the line was 6.7%.

     GENERAL - The agreements for the bank lines of credit include representations, warranties and covenants, the most restrictive of which requires that the Company maintain a minimum level of stockholders' equity, as defined. At December 31, 1996, the Company was in compliance with these covenants, representations and warranties.

F.   NOTES PAYABLE

     SENIOR NOTES AND SUBORDINATED NOTES - The Senior Notes (as hereinafter defined) and the subordinated notes consist of (in thousands):

                                                            DECEMBER 31,
                                                        -------------------
                                                          1996       1995
                                                        --------   --------
     Senior Notes
        11 1/8% Senior Notes due December
          2003 (effective rate 12.3%)................   $187,721   $187,525
                                                        --------   --------
                                                        --------   --------
     Subordinated notes
        8 3/4% Convertible Subordinated Notes due
          December 2005, convertible into Common
          Stock at $7.75 per common share
          (effective rate 9.5%)......................   $ 28,000   $ 28,000
        6.64% Subordinated Fixed-Rate Notes due
          April 1998 (effective rate 6.7%)...........     10,225     10,221
                                                        --------   --------
                                                        $ 38,225   $ 38,221
                                                        --------   --------
                                                        --------   --------

     In December 1993, the Company completed an offering of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible into MDC Common Stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. The $10,230,000 principal amount of subordinated fixed-rate notes was issued in April 1993 in exchange for certain previously outstanding subordinated variable-rate notes.

     The Senior Notes are guaranteed, fully and unconditionally, and jointly and severally on an unsecured subordinated basis (the "Guaranties"), by most of the Company's homebuilding segment subsidiaries (the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness as defined in the indenture pursuant to which the Senior Notes are issued (the "Senior Notes Indenture"). In addition, the Senior Notes are secured by a first priority pledge of the capital stock of the Guarantors plus the capital stock of HomeAmerican. The Senior Notes Indenture contains certain covenants which, among other things, limit (i) the incurrence of additional Indebtedness (as defined) by the Company and Restricted Subsidiaries (as defined); (ii) the payment of dividends; (iii) the repurchase of capital stock or subordinated indebtedness; and (iv) the ability to enter into certain transactions with Affiliates (as defined) or merge, consolidate or transfer substantially all of the Company's or a Guarantor's assets. At December 31, 1996, the Company was in compliance with these covenants.

     OTHER NOTES PAYABLE - Notes payable, other than the notes discussed above, of $6,550,000, consist principally of loans collateralized by real estate. These notes bear interest at rates ranging from 8.0% to 9.25%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $13,000,000 at December 31, 1996.

     GENERAL - The following table sets forth the scheduled principal payments on the Senior Notes, subordinated notes and notes payable at December 31, 1996 (in thousands).

                1997..................   $ 3,118
                1998..................    10,290
                1999..................        66
                2000..................        72
                2001..................        79
                Thereafter............   221,155

G.   STOCKHOLDERS' EQUITY

     STOCK OPTION PLANS - A summary of the Company's stock option incentive plans follows.

     Employee Equity Incentive Plan - The Employee Equity Incentive Plan (the "Employee Plan") provides for an initial authorization of 2,100,000 shares of MDC Common Stock for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC Common Stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive stock options granted under the Employee Plan are exercisable at prices greater than or equal to the market value on the date of grant over periods of up to six years.

     Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), which was authorized by the MDC Board of Directors, the Company is authorized to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC Common Stock issued in connection with options exercised. During 1996 and 1995, certain eligible executives of the Company exercised options to purchase 100,000 and 824,414 shares of MDC Common Stock, respectively, and borrowed $203,000 and $1,361,000, respectively, in the aggregate under the Option Purchase Program. Notes receivable under the Option Purchase Program of $1,158,000 and $1,361,000, respectively, at December 31, 1996 and 1995 are deducted from stockholders' equity.

     Director Equity Incentive Plan - Under the Director Equity Incentive Plan (the "Director Plan"), non-employee directors of the Company are granted stock options. The Director Plan provides for an initial authorization of 300,000 shares of MDC Common Stock for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC Common Stock under the Director Plan. Pursuant to the Director Plan, on December 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC Common Stock. Each option granted under the Director Plan expires five years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the MDC Common Stock on the date of grant of the option.

     A summary of the changes in stock options during each of the three years ended December 31, 1996 is as follows (in shares of MDC Common Stock):

                                                              WEIGHTED AVERAGE
                                                  SHARES       EXERCISE PRICE
                                                ----------    ----------------
Outstanding - January 1, 1994................    3,201,374         $2.93
  Exercised..................................     (271,974)          .99
  Granted....................................      635,000           .81
  Cancelled..................................       (3,000)         1.88
                                                ----------
Outstanding - December 31, 1994..............    3,561,400          3.42
  Exercised..................................   (1,418,900)          .83
  Granted....................................      105,000          6.74
  Cancelled..................................     (100,000)         5.62
                                                ----------
Outstanding - December 31, 1995..............    2,147,500          5.18
                                                ----------
  Exercised..................................     (404,500)(1)      4.56
  Granted....................................      815,000          7.15
  Cancelled..................................     (510,000)         6.01
                                                ----------
Outstanding - December 31, 1996..............    2,048,000          5.88
                                                ----------
                                                ----------
Exercisable - December 31,
  1996.......................................    1,217,500          5.04
                                                ----------
                                                ----------
  1995.......................................      888,327          6.65
                                                ----------
                                                ----------
  1994.......................................    1,953,888          1.79
                                                ----------
                                                ----------
Reserved for issuance at December 31, 1996...      504,400
                                                ----------
                                                ----------

(1) Includes 250,000 previously restricted options that became exercisable during 1996.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock option incentive plans.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS 123, net income in 1996 would have been reduced by approximately $505,000, or $.02 per primary and fully diluted share. Earnings per share for 1995 would have been reduced by $156,000 or $.01 per primary and fully diluted share. The average fair value of each option granted during 1996 and 1995 is estimated at $2.61 and $2.42, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 30.80% and 36.70%, respectively, in 1996 and 1995; (ii) risk free interest rates of 6.0% and 5.5%, respectively, for 1996 and 1995; (iii) expected lives of five years with no defaults; and (iv) the Company's present dividend yield rate.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                -----------------------------------------  ----------------------------
                                AVERAGE       WEIGHTED                      WEIGHTED
  RANGE OF        NUMBER       REMAINING       AVERAGE        NUMBER        AVERAGE
EXERCISE PRICE  OUTSTANDING  CONTRACT LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
--------------  -----------  -------------  --------------  -----------  --------------
$3.00 - $4.25      484,000        2.02          $3.78          484,000       $3.78
$5.00 - $6.00      634,000        2.13          $5.69          621,500       $5.71
$6.38 - $7.50      930,000        4.68          $7.09          112,000       $6.71
                 ---------                                   ---------
                 2,048,000                                   1,217,500
                 ---------                                   ---------
                 ---------                                   ---------

     MDC COMMON STOCK REPURCHASE PROGRAM - During 1995, the Company repurchased 865,600 shares of MDC Common Stock pursuant to a program authorized by the MDC Board of Directors to repurchase up to 1,100,000 shares of MDC Common Stock. In January 1996, the Company substantially completed the program authorized in 1995. On July 25, 1996 and October 8, 1996, the MDC Board of Directors authorized additional programs to repurchase up to 1,000,000 shares of MDC Common Stock under each program. At December 31, 1996, 838,200 shares remain authorized for repurchase under the latest program. Repurchases under the 1995 and 1996 programs have been made at per share prices ranging from $5.88 to $7.38, with an average cost, including commissions, of $6.73.

     REPURCHASE OF STOCK - In April 1996, the Company repurchased 473,000 shares of MDC Common Stock, priced at $7.13 per share, originally held by Spencer I. Browne (former President, Co-Chief Operating Officer and director of the Company) in connection with the Agreement (as hereinafter defined) between Mr. Browne and the Company. See Note K.

     EXCHANGE OF COMMON STOCK - Prior to February 2, 1994, Larry A. Mizel (Chairman of the Board, President and Chief Executive Officer of the Company) and David D. Mandarich (Executive Vice President-Real Estate, Chief Operating Officer and director of the Company) owned 35% of the outstanding shares of Richmond American Homes of Colorado, Inc. (formerly known as Richmond Homes, Inc. I, a wholly owned subsidiary of M.D.C. Holdings, Inc.; "Richmond Homes") common stock. In furtherance of the Company's desire to own all of the outstanding shares of Richmond Homes common stock, in December 1993, a special committee of the MDC Board of Directors negotiated on behalf of the Company terms of an option agreement with Messrs. Mizel and Mandarich to acquire the shares of Richmond Homes common stock owned by them in exchange for MDC Common Stock with a value of up to $3,500,000 in the aggregate. For purposes of the exchange, the shares of MDC Common Stock were valued at $5.75 per share, the closing price of MDC Common Stock on the date of the option agreement. The special committee engaged a financial advisor to perform a business enterprise valuation of Richmond Homes. In February 1994, based on the results of the valuation, the maximum value of $3,500,000 of MDC Common Stock (an aggregate of 608,695 shares) was issued to Messrs. Mizel and Mandarich in exchange for their shares of Richmond Homes common stock. Since February 2, 1994, MDC has owned 100% of the equity of Richmond Homes.

     As the transaction with Messrs. Mizel and Mandarich was between related parties, the issuance of the MDC Common Stock was recorded based on the net book value of Richmond Homes, which had approximately zero common stockholders' equity at the date of the acquisition. Accordingly, the value of the shares of MDC Common Stock issued to Messrs. Mizel and Mandarich was recorded at zero.

H.  HOMEBUILDING ASSET IMPAIRMENT CHARGES

     During 1996, the Company recorded asset impairment charges totalling $9,191,000, primarily related to certain homebuilding assets in the Mid-Atlantic region as a result of continued weakened conditions and competitive pressures in that market. The Mid-Atlantic asset impairment charges primarily resulted from
(i) the write-down to fair market value of a single-family detached home subdivision in which the Company intends to sell the majority of the remaining lots in bulk; (ii) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of completed unsold homes in inventory; (iii) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects; and (iv) the write-down to fair market value of several single-family detached home subdivisions which began to experience extremely slow sales and negative Home Gross Margins during 1996.

     Asset impairment charges for 1996 also included charges with respect to certain homebuilding assets in Northern California as a result of increased incentives and sales price reductions offered to potential home buyers in connection with the Company's efforts to exit several underperforming subdivisions in the Sacramento area.

     During 1995, the Company recorded asset impairment charges totalling $3,677,000. These charges primarily were related to certain under-performing projects in California, Arizona and the Mid-Atlantic region.

Asset impairment charges totalled $4,000,000 in 1994, primarily related to certain projects in Northern California which experienced significant slowing in sales and reduced selling prices due to softness in consumer demand which led to a general decline in home sales activity.

I.  CORPORATE AND HOMEBUILDING INTEREST ACTIVITY (in thousands)

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Interest capitalized in homebuilding
 inventory, beginning of year................  $ 40,217   $ 42,478   $ 42,681
Interest incurred............................    30,296     33,909     35,799

Interest expensed............................    (3,773)    (7,773)    (9,454)

Previously capitalized interest
 included in cost of sales...................   (25,995)   (28,397)   (26,548)
                                               --------   --------   --------
Interest capitalized in homebuilding
 inventory, end of year......................  $ 40,745   $ 40,217   $ 42,478
                                               --------   --------   --------
                                               --------   --------   --------
J.  INCOME TAXES

     Total income taxes has been allocated as follows (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Tax expense on income before income
 taxes and extraordinary item................  $ 11,955   $  9,401   $ 11,727
Extraordinary loss...........................      (242)        --         --
Stockholders' equity, related to
 exercise of stock options...................      (342)    (2,281)      (214)
                                               --------   --------   --------
Total income taxes...........................  $ 11,371   $  7,120   $ 11,513
                                               --------   --------   --------
                                               --------   --------   --------

     The significant components of income tax expense on income before income taxes and extraordinary item consist of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Current Tax Expense
  Federal....................................  $  8,612   $  9,980   $ 13,970
  State......................................       417      1,207      1,603
                                               --------   --------   --------
    Total Current............................     9,029     11,187     15,573
                                               --------   --------   --------
Deferred Tax Expense (Benefit)
  Federal....................................     2,458     (2,402)    (2,540)
  State......................................       468        616     (1,306)
                                               --------   --------   --------
    Total Deferred...........................     2,926     (1,786)    (3,846)
                                               --------   --------   --------
Total Income Tax Expense.....................  $ 11,955   $  9,401   $ 11,727
                                               --------   --------   --------
                                               --------   --------   --------

     The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item as a result of the following (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1996      1995       1994
                                                    -------   -------   -------
     Tax expense computed at statutory rate.......  $11,464   $ 9,330   $10,844
     Increase (reduction) due to:
        Permanent differences between financial
         statement income and taxable income......       54      (513)   (1,089)
        State income tax, net of federal benefit..      791       584       933
        Adjustments to prior years' income taxes..     (297)       --       978
        Other.....................................      (57)       --        61
                                                    -------   -------   -------
     Total Income Tax Expense.....................  $11,955   $ 9,401   $11,727
                                                    -------   -------   -------
                                                    -------   -------   -------
     Effective Tax Rate...........................     36.5%     35.3%     37.9%
                                                    -------   -------   -------
                                                    -------   -------   -------

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                       DECEMBER 31,
                                                     -----------------
                                                      1996      1995
                                                     -------   -------
     Deferred Tax Assets:
        Reserve for losses.........................  $ 9,996   $12,335
        Inventory impairment charges...............    8,243     5,947
        Accrued liabilities........................    2,263     3,811
        Inventory, additional costs capitalized
         for tax purposes..........................    4,692     2,562
        Property, equipment and other assets, net..      753     1,252
                                                     -------   -------
           Total gross deferred tax assets.........   25,947    25,907
        Less valuation allowance...................       --    (3,000)
                                                     -------   -------
           Deferred tax assets.....................   25,947    22,907
                                                     -------   -------
     Deferred Tax Liabilities:
        Discount on notes receivable...............    6,827     9,086
        Deferred revenue...........................    3,288        91
        Inventory, additional costs capitalized
         for financial statement purposes..........    5,028        --
                                                     -------   -------
           Total gross deferred tax liabilities....   15,143     9,177
                                                     -------   -------
        Net Deferred Tax Asset.....................  $10,804   $13,730
                                                     -------   -------
                                                     -------   -------

     During 1996, the Company eliminated the valuation allowance for deferred tax assets as uncertainties related to the recovery of certain deferred tax assets were eliminated.

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

     The IRS has completed its examination of the MDC Consolidated Returns for the years 1986 through 1990 and has proposed adjustments to taxable income as originally reported. The Company currently is protesting many of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for the additional income taxes and interest which may result from the proposed adjustments; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially from amounts provided.

     The IRS currently is examining the MDC and Richmond Homes Consolidated Returns for the years 1991, 1992 and 1993. No reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially from amounts provided.

K.   REORGANIZATION AND SALE OF FAMC

     In March 1996, M.D.C. Holdings, Inc. ("Holdings"), Mr. Spencer I. Browne (previously President, Co-Chief Operating Officer and director of Holdings), M.D.C. Residual Holdings, Inc., a wholly owned subsidiary of Holdings ("Residual") and Financial Asset Management Corporation ("Management Corporation") entered into an agreement (the "Agreement") effective as of April 1, 1996, pursuant to which Mr. Browne, Residual and Management Corporation formed FAMC. From April 1, 1996 to September 30, 1996, Mr. Browne owned 20% of FAMC, and Management Corporation and Residual owned the remaining 80% of FAMC.

     Pursuant to the Agreement, (i) Mr. Browne resigned as President, Co-Chief Operating Officer and director of Holdings; (ii) Mr. Browne and Holdings entered into an employment agreement (the "Employment Agreement"); (iii) Mr. Browne was appointed President and Chief Executive Officer of FAMC; and (iv) FAMC assumed Management Corporation's business of managing two publicly traded REITs and performing certain other asset management functions.

     In September 1996, the Company sold its 80% interest in FAMC for $11,450,000, Mr. Browne resigned his positions with FAMC and the Employment Agreement was terminated. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of subordinated notes which are payable at specified dates during the next 10 years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. The sale resulted in the recognition of a gain of $4,042,000. An additional gain of $5,450,000 attributable to the notes has been deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the notes' principal and the expiration of the conversion features. The fair value of the subordinated notes are not readily determinable.

L.   EXTRAORDINARY ITEM

     In April 1996, the Company entered into a $150,000,000 unsecured revolving credit agreement and used proceeds therefrom to retire borrowings under certain bank lines of credit and project loans collateralized by homebuilding inventories that the Company cancelled after entering into the unsecured revolving credit agreement. The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, during 1996 due to the write-off of unamortized discounts and deferred financing costs in connection with the cancellation of these secured lines of credit and project loans.

M.   EARNINGS PER SHARE

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

                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1996      1995      1994
                                                 -------   -------   -------
     PRIMARY CALCULATION
        Income before extraordinary item.......  $20,799   $17,250   $19,255
        Extraordinary loss, net of income
         tax benefit of  $242..................     (421)       --        --
                                                 -------   -------   -------
        Net Income.............................  $20,378   $17,250   $19,255
                                                 -------   -------   -------
                                                 -------   -------   -------
        Weighted-average shares outstanding....   18,527    19,362    18,951
        Common Stock equivalents - stock
         options...............................      623       762     1,455
                                                 -------   -------   -------
           Total Weighted-Average Shares.......   19,150    20,124    20,406
                                                 -------   -------   -------
                                                 -------   -------   -------
        Primary Earnings Per Share
        Income before extraordinary item.......  $  1.09   $   .86   $   .94
                                                 -------   -------   -------
                                                 -------   -------   -------
        Net Income.............................  $  1.06   $   .86   $   .94
                                                 -------   -------   -------
                                                 -------   -------   -------
     FULLY DILUTED CALCULATION
        Income before extraordinary item.......  $20,799   $17,250   $19,255
        Adjustment for interest on Convertible
         Subordinated Notes, net of income tax
         benefit; conversion assumed...........    1,608     1,565     1,536
                                                 -------   -------   -------
        Adjusted income before extraordinary
         item..................................   22,407    18,815    20,791
        Extraordinary loss, net of $242 income
         tax benefit...........................     (421)       --        --
                                                 -------   -------   -------
           Adjusted Net Income.................  $21,986   $18,815   $20,791
                                                 -------   -------   -------
                                                 -------   -------   -------
        Weighted-average shares outstanding....   18,527    19,362    18,951
        Common Stock equivalents - stock
         options...............................      784       943     1,457
        Shares issuable upon conversion of
         Convertible Subordinated Notes;
         conversion assumed....................    3,613     3,613     3,613
                                                 -------   -------   -------
           Total Weighted-Average Shares.......   22,924    23,918    24,021
                                                 -------   -------   -------
                                                 -------   -------   -------
        Fully Diluted Earnings Per Share
        Income before extraordinary item.......  $   .98   $   .79   $   .87
                                                 -------   -------   -------
                                                 -------   -------   -------
        Net Income.............................  $   .96   $   .79   $   .87
                                                 -------   -------   -------
                                                 -------   -------   -------

N.   LEGAL PROCEEDINGS

     EXPANSIVE SOILS CASES.

     On October 21, 1994, a complaint was served on several of the Company's subsidiaries in an action initiated by six homeowners in Highlands Ranch, Colorado. On January 26, 1995, counsel for the Company accepted service of two additional complaints by a homeowner in the Stonegate subdivision in Douglas County, Colorado and by a homeowner in the Rock Creek development located in Boulder County, Colorado. On September 12, 1995, the Company was served with a similar complaint relating to homeowners in Douglas County, Colorado. The complaints (the "Expansive Soils Cases"), each of which sought certification of a class, alleged substantially identical claims relating to the construction of homes on lots with expansive soils, including negligence, breach of express and implied warranties, violation of the Colorado Consumer Protection Act and non-disclosures. The homeowners in each complaint sought, individually and on behalf of the alleged class, recovery in unspecified amounts, including actual damages, statutory damages, exemplary damages and treble damages. The Company filed a response to each of the complaints and to initial discovery requests in the first filed case.

     On June 11, 1996, the Company's Colorado homebuilding subsidiaries and representative plaintiffs agreed to settle the Expansive Soils Cases. The settlement was approved by the Douglas County District Court on October 11, 1996 and became final on November 26, 1996. The settlement provides for the creation of a warranty program for eligible owners of homes constructed by the Company's Colorado homebuilding subsidiaries since June 1986. Indemnity payments in connection with the settlement have been received by the Company from its participating insurance carriers, and management does not believe the settlement will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

O.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     RESTRICTED INVESTMENT - Restricted investments in marketable securities are carried on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investments is a reasonable estimate of the fair value.

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

     The estimated fair values of the Company's financial instruments for which the carrying amount does not approximate the estimated fair value are as follows (in thousands):

                                 DECEMBER 31, 1996      DECEMBER 31, 1995
                               ---------------------   ---------------------
                               CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                               --------   ----------   --------   ----------
     Senior Notes..........    $187,721    $190,475    $187,525    $183,350
     Subordinated notes....      38,225      44,616      38,221      38,220

P.   COMMITMENTS AND CONTINGENCIES

     The Company believes that it is subject to risks and uncertainties common to the homebuilding industry as follows: (i) cyclical markets sensitive to changes in general and local economic conditions; (ii) volatility of interest rates, which affects homebuilding demand and may affect credit availability;
(iii) seasonal nature of the business due to weather-related factors; (iv) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (v) counterparty non-performance risk associated with performance bonds; and (vi) environmental regulations which vary significantly according to a site's condition, location and former uses. The Company's operations are concentrated in the geographic regions of Colorado, the Mid-Atlantic, California and Arizona.

     To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1996, commitments by HomeAmerican to originate mortgage loans totalled $22,929,000, at market rates of interest. At December 31, 1996, unexpired short-term forward commitments to sell loans totalled $65,980,000 at market rates of interest.

     MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $1,490,000 in 1997, $1,381,000 in 1998, $972,000 in 1999, $438,000 in 2000 and $281,000 in 2001.
Rent expense under cancellable and noncancellable leases totalled $2,877,000, $2,662,000 and $3,250,000 in 1996, 1995 and 1994, respectively.

     MDC has entered into agreements to guarantee payment of principal and interest on $26,980,000 principal amount of bonds issued by municipal agencies to fund the development of project infrastructure for a master-planned community in Colorado.

Q.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                      YEAR ENDED DECEMBER 31
                                                     -------------------------
                                                      1996     1995      1994
                                                     ------   ------   -------
         Cash Paid During the Year For:
            Interest, net of amounts capitalized...  $7,892   $8,923   $15,313
            Income taxes...........................  $8,941   $7,155   $32,529
         Land purchases financed by seller.........  $5,852   $4,787   $ 4,164
         Land sales financed by MDC................  $  205   $1,609   $ 1,438
         Disposition of land inventories
          collateralized by notes payable
            Inventories............................      --   $1,270   $ 2,864
            Notes payable..........................      --   $1,270   $ 2,176
            Accrued interest and other liabilities.      --       --   $   688

R.  RELATED PARTY TRANSACTIONS

     MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

     FAMC had agreements through September 30, 1996 with Asset Investors Corporation and Commercial Assets, Inc., each a publicly traded REIT, to advise them on various facets of their business and to manage their day-to-day operations subject to the supervision of their respective boards of directors. FAMC earned fees from management and administration, including from acquisitions and incentives from these agreements which are included in asset management revenues of $2,373,000, $3,324,000 and $2,780,000 during 1996, 1995 and 1994, respectively.

     The Company acquired certain assets from Messrs. Mizel and Mandarich in February 1994. See Note G.

     On December 28, 1989, MDC granted loans to Messrs. Mizel and Mandarich for purposes of purchasing shares of common stock of Richmond Homes. On February 2, 1994, in conjunction with MDC's acquisition of Richmond Homes common stock from Messrs. Mizel and Mandarich as discussed in Note G, MDC exchanged these loans for new loans of equal amount. Each of the notes evidencing the new loans now provides that, upon sale of any of the MDC Common Stock acquired by Messrs. Mizel and Mandarich in exchange for their respective Richmond Homes common stock, the cash proceeds shall be remitted to the Company in payment of accrued interest and principal under the notes. The new loans, which mature in 1999, bear interest at 8.0% and are unsecured. At both December 31, 1996 and 1995, $840,000 of such loans were outstanding. Interest income of $67,200 was recognized on these loans in each of 1996, 1995 and 1994.

     The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer and director of the Company. During 1996, 1995 and 1994, the Company paid $11,489,000, $7,372,000 and $11,880,000, respectively, for plumbing, door and millwork services provided by these companies.

     The Company leases office space and furniture to certain organizations in which certain officers and/or directors of the Company have an ownership interest. The rental revenue from those leases totalled $96,000, $320,000 and $250,000, respectively, in 1996, 1995 and 1994.

     The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $305,000, $188,000 and $275,000, respectively, in 1996, 1995 and 1994.

     During 1996, the Company purchased, for $1,089,000, a parcel of land from a partnership in which an officer and director of the Company had an indirect ownership interest.

S.   SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1996 is as follows (in thousands, except per share amounts):

                                                               QUARTER
                                          --------------------------------------------------
                                           FOURTH        THIRD         SECOND        FIRST
                                          --------      --------      --------      --------
     1996
     Revenues...........................  $252,266      $233,307      $237,776      $199,246
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Income before extraordinary item...  $  6,340      $  5,603      $  4,532      $  4,324
     Extraordinary Loss.................        --            --          (421)           --
                                          --------      --------      --------      --------
        Net Income......................  $  6,340      $  5,603      $  4,111      $  4,324
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Earnings Per Share
     Primary
        Income before extraordinary
         item...........................  $    .34      $    .30      $    .23      $    .22
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Net Income......................  $    .34      $    .30      $    .21      $    .22
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Fully Diluted
        Income before extraordinary
         item...........................  $    .30      $    .27      $    .21      $    .20
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Net Income......................  $    .30      $    .27      $    .20      $    .20
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Weighted-Average Shares Outstanding
        Primary.........................    18,544        18,849        19,365        19,863
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Fully Diluted...................    22,296        22,462        22,978        23,510
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     1995
     Revenues...........................  $227,174      $233,471      $214,119      $191,092
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Net Income......................  $  3,306      $  5,545      $  4,331      $  4,068
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Earnings Per Share
        Primary.........................  $    .17      $    .28      $    .21      $    .20
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Fully Diluted...................  $    .16      $    .25      $    .20      $    .19
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
     Weighted-Average Shares Outstanding
        Primary.........................    20,021        20,052        20,305        20,323
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------
        Fully Diluted...................    23,649        23,736        24,006        23,936
                                          --------      --------      --------      --------
                                          --------      --------      --------      --------

T.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Senior Notes are unconditionally guaranteed on an unsecured subordinated basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. (formerly known as Richmond American Homes, Inc.) and Richmond Homes (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture).

     Supplemental combining financial information follows.

                               M.D.C. HOLDINGS, INC.
                         SUPPLEMENTAL COMBINING BALANCE SHEET
                                 DECEMBER 31, 1996
                                   (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                               -----------------------------------
                                                                           NON-
                                                            GUARANTOR    GUARANTOR   ELIMINATING  CONSOLIDATED
                                                 MDC      SUBSIDIARIES SUBSIDIARIES    ENTRIES        MDC
                                               --------   ------------ ------------  -----------  ------------
ASSETS
Corporate
  Cash and cash equivalents..................  $  7,235     $     --     $     --     $      --     $  7,235
  Investments in subsidiaries................   219,387           --       17,434      (236,821)          --
  Advances and notes receivable -
   Parent and subsidiaries...................   207,946            4          787      (208,737)          --
  Other assets...............................    32,780           --          147            --       32,927
                                               --------     --------     --------     ---------     --------
                                                467,348            4       18,368      (445,558)      40,162
                                               --------     --------     --------     ---------     --------
Homebuilding
  Cash and cash equivalents..................         1        3,391            1            --        3,393
  Inventories, net
    Housing completed or under construction..        --      251,885           --            --      251,885
    Land and land under development..........        --      159,871       24,031          (975)     182,927
  Other assets...............................     7,582       48,737       20,775        (3,995)      73,099
                                               --------     --------     --------     ---------     --------
                                                  7,583      463,884       44,807        (4,970)     511,304
                                               --------     --------     --------     ---------     --------
Financial Services...........................        --           --       65,837            --       65,837
                                               --------     --------     --------     ---------     --------
      Total Assets...........................  $474,931     $463,888     $129,012     $(450,528)    $617,303
                                               --------     --------     --------     ---------     --------
                                               --------     --------     --------     ---------     --------
LIABILITIES
Corporate
  Accounts payable and accrued expenses......  $ 13,086     $     --     $    433     $      --     $ 13,519
  Advances and notes payable -
   Parent and subsidiaries...................     2,085      197,448       36,119      (235,652)          --
  Income taxes payable.......................    11,434           --           --            --       11,434
  Note payable...............................     3,487           --           --            --        3,487
  Senior Notes, net..........................   187,721           --           --            --      187,721
  Subordinated notes, net....................    38,225           --           --            --       38,225
                                               --------     --------     --------     ---------     --------
                                                256,038      197,448       36,552      (235,652)     254,386
                                               --------     --------     --------     ---------     --------
Homebuilding
  Accounts payable and accrued expenses......     5,046       88,240       21,508            --      114,794
  Line of credit and notes payable...........        --       14,895           --            --       14,895
                                               --------     --------     --------     ---------     --------
                                                  5,046      103,135       21,508            --      129,689
                                               --------     --------     --------     ---------     --------
Financial Services...........................        --           --       23,376        (3,995)      19,381
                                               --------     --------     --------     ---------     --------
      Total Liabilities......................   261,084      300,583       81,436      (239,647)     403,456
                                               --------     --------     --------     ---------     --------
STOCKHOLDERS' EQUITY.........................   213,847      163,305       47,576      (210,881)     213,847
                                               --------     --------     --------     ---------     --------
      Total Liabilities and Stockholders'
       Equity................................  $474,931     $463,888     $129,012     $(450,528)    $617,303
                                               --------     --------     --------     ---------     --------
                                               --------     --------     --------     ---------     --------

                              M.D.C. HOLDINGS, INC.
                       SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                         UNCONSOLIDATED
                                               -----------------------------------
                                                                           NON-
                                                            GUARANTOR    GUARANTOR   ELIMINATING  CONSOLIDATED
                                                 MDC      SUBSIDIARIES SUBSIDIARIES    ENTRIES        MDC
                                               --------   ------------ ------------  -----------  ------------
ASSETS
Corporate
  Cash and cash equivalents..................  $ 10,290     $     --     $     --     $      --     $ 10,290
  Investments in and advances to
   parent and subsidiaries...................   514,350           33       38,984      (553,367)          --
  Other assets...............................    36,941           --          100            --       37,041
                                               --------     --------     --------     ---------     --------
                                                561,581           33       39,084      (553,367)      47,331
                                               --------     --------     --------     ---------     --------
Homebuilding
  Cash and cash equivalents..................         6        5,054           36            --        5,096
  Home sales and other
   accounts receivable.......................        --       37,726           --       (11,534)      26,192
  Inventories, net
    Housing completed or under construction..        --      265,205           --            --      265,205
    Land and land under development..........        --      150,531       27,676        (1,247)     176,960
  Other assets...............................    10,114       38,453           25            --       48,592
                                               --------     --------     --------     ---------     --------
                                                 10,120      496,969       27,737       (12,781)     522,045
                                               --------     --------     --------     ---------     --------
Financial Services...........................        --           --       65,435            --       65,435
                                               --------     --------     --------     ---------     --------
      Total Assets...........................  $571,701     $497,002     $132,256     $(566,148)    $634,811
                                               --------     --------     --------     ---------     --------
                                               --------     --------     --------     ---------     --------
LIABILITIES
Corporate
  Accounts payable and accrued expenses......  $ 17,897     $     --     $    995     $      --     $ 18,892
  Advances and notes payable -
   Parent and subsidiaries...................    98,525      210,754       20,434      (329,713)          --
  Income taxes payable.......................    11,930           --           --            --       11,930
  Note payable...............................     3,537           --           --            --        3,537
  Senior Notes, net..........................   187,525           --           --            --      187,525
  Subordinated notes, net....................    38,221           --           --            --       38,221
                                               --------     --------     --------     ---------     --------
                                                357,635      210,754       21,429      (329,713)     260,105
                                               --------     --------     --------     ---------     --------
Homebuilding
  Accounts payable and accrued expenses......     5,403       75,831          924             6       82,164
  Lines of credit and notes payable..........     3,630       46,682        3,749            --       54,061
                                               --------     --------     --------     ---------     --------
                                                  9,033      122,513        4,673             6      136,225
                                               --------     --------     --------     ---------     --------
Financial Services                                   --           --       45,011       (11,563)      33,448
                                               --------     --------     --------     ---------     --------
      Total Liabilities......................   366,668      333,267       71,113      (341,270)     429,778
                                               --------     --------     --------     ---------     --------
STOCKHOLDERS' EQUITY.........................   205,033      163,735       61,143      (224,878)     205,033
                                               --------     --------     --------     ---------     --------
      Total Liabilities and Stockholders'
       Equity................................  $571,701     $497,002     $132,256     $(566,148)    $634,811
                                               --------     --------     --------     ---------     --------
                                               --------     --------     --------     ---------     --------

                           M.D.C. HOLDINGS, INC.
                 SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                              (IN THOUSANDS)
                       YEAR ENDED DECEMBER 31, 1996

                                                       UNCONSOLIDATED
                                             -------------------------------------
                                                                          NON-
                                                        GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                               MDC     SUBSIDIARIES   SUBSIDIARIES     ENTRIES          MDC
                                             -------   ------------   ------------   -----------   ------------
REVENUES
   Homebuilding..........................    $   275     $890,059        $   202       $     --      $890,536
   Financial Services....................         --           --         30,578             --        30,578
   Corporate.............................      1,429           23             29             --         1,481
   Equity in earnings of subsidiaries....     25,582           --             --        (25,582)           --
                                             -------     --------        -------       --------      --------
      Total Revenues.....................     27,286      890,082         30,809        (25,582)      922,595
                                             -------     --------        -------       --------      --------

COSTS AND EXPENSES
   Homebuilding..........................        482      861,156            631            300       862,569
   Financial Services....................         --           --         11,921             --        11,921
   Corporate general and administrative..     11,555           --             23             --        11,578
   Corporate and homebuilding interest...    (17,505)      18,534          2,581            163         3,773
                                             -------     --------        -------       --------      --------
      Total Expenses.....................     (5,468)     879,690         15,156            463       889,841
                                             -------     --------        -------       --------      --------

   Income before income taxes and
    extraordinary item...................     32,754       10,392         15,653        (26,045)       32,754
   Provision for income taxes............     11,955        3,950          6,175        (10,125)       11,955
   Extraordinary item, net...............       (421)          --             --             --          (421)
                                             -------     --------        -------       --------      --------
NET INCOME...............................    $20,378     $  6,442        $ 9,478       $(15,920)     $ 20,378
                                             -------     --------        -------       --------      --------
                                             -------     --------        -------       --------      --------

                         YEAR ENDED DECEMBER 31, 1995

                                                       UNCONSOLIDATED
                                             -------------------------------------
                                                                          NON-
                                                        GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                               MDC     SUBSIDIARIES   SUBSIDIARIES     ENTRIES          MDC
                                             -------   ------------   ------------   -----------   ------------
REVENUES
   Homebuilding..........................    $   393     $839,913        $    56       $     --      $840,362
   Financial Services....................         --           --         23,948             --        23,948
   Corporate.............................      1,546           --             --             --         1,546
   Equity in earnings of subsidiaries....     24,353           --             --        (24,353)           --
                                             -------     --------        -------       --------      --------
      Total Revenues.....................     26,292      839,913         24,004        (24,353)      865,856
                                             -------     --------        -------       --------      --------
COSTS AND EXPENSES
   Homebuilding..........................        555      805,804            685            300       807,344
   Financial Services....................         --           --         10,610            --         10,610
   Corporate general and administrative..     13,416           --             62            --         13,478
   Corporate and homebuilding interest...    (14,330)      20,477          1,512            114         7,773
                                             -------     --------        -------       --------      --------
      Total Expenses.....................       (359)     826,281         12,869            414       839,205
                                             -------     --------        -------       --------      --------
   Income before income taxes............     26,651       13,632         11,135        (24,767)       26,651
   Provision for income taxes............      9,401        5,180          3,127         (8,307)        9,401
                                             -------     --------        -------       --------      --------
NET INCOME...............................    $17,250     $  8,452        $ 8,008       $(16,460)     $ 17,250
                                             -------     --------        -------       --------      --------
                                             -------     --------        -------       --------      --------

                              M.D.C. HOLDINGS, INC.
                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                          YEAR ENDED DECEMBER 31, 1994

                                                       UNCONSOLIDATED
                                             -------------------------------------
                                                                          NON-
                                                        GUARANTOR      GUARANTOR     ELIMINATING   CONSOLIDATED
                                               MDC     SUBSIDIARIES   SUBSIDIARIES     ENTRIES          MDC
                                             -------   ------------   ------------   -----------   ------------
REVENUES
   Homebuilding..........................    $   131     $794,542        $ 3,400       $ (4,280)     $793,793
   Financial Services....................         --           --         22,095            --         22,095
   Corporate.............................      1,294           --             63            --          1,357
   Equity in earnings of subsidiaries....     36,187        4,351          2,230        (42,768)           --
                                             -------     --------        -------       --------      --------
      Total Revenues.....................     37,612      798,893         27,788        (47,048)      817,245
                                             -------     --------        -------       --------      --------
COSTS AND EXPENSES
   Homebuilding..........................      2,432      746,278          3,122         (2,503)      749,329
   Financial Services....................         --           --         12,348            --         12,348
   Corporate general and administrative..     14,876           --            256            --         15,132
   Corporate and homebuilding interest...    (10,678)      18,144          3,836         (1,848)        9,454
                                             -------     --------        -------       --------      --------
      Total Expenses.....................      6,630      764,422         19,562         (4,351)      786,263
                                             -------     --------        -------       --------      --------
   Income before income taxes............     30,982       34,471          8,226        (42,697)       30,982
   Provision for income taxes............     11,727       13,444          3,208        (16,652)       11,727
                                             -------     --------        -------       --------      --------
NET INCOME...............................    $19,255     $ 21,027        $ 5,018       $(26,045)     $ 19,255
                                             -------     --------        -------       --------      --------
                                             -------     --------        -------       --------      --------

                           M.D.C. HOLDINGS, INC.
               SUPPLEMENTAL COMBINING STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                       YEAR ENDED DECEMBER 31, 1996

                                                          UNCONSOLIDATED
                                               ------------------------------------
                                                                            NON-
                                                             GUARANTOR    GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC      SUBSIDIARIES SUBSIDIARIES    ENTRIES        MDC
                                               ---------   ------------ ------------  -----------  ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES........................  $ 105,475    $    47,212   $ (34,203)   $(70,559)   $    47,925
                                               ---------    -----------   ---------    --------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES....      4,947          2,082      30,471     (23,502)        13,998
                                               ---------    -----------   ---------    --------    -----------
FINANCING ACTIVITIES
Net Increase (Reduction) in Borrowings
 From Parent and Subsidiaries................    (96,440)       (13,306)     15,685      94,061             --
Lines of Credit
  Advances...................................         --      1,008,531          --          --      1,008,531
  Principal payments.........................         --     (1,040,189)    (12,972)         --     (1,053,161)
Other, net...................................    (17,042)        (5,993)     (3,749)         --        (26,784)
                                               ---------    -----------   ---------    --------    -----------
Net Cash Used In Financing Activities........   (113,482)       (50,957)     (1,036)     94,061        (71,414)
                                               ---------    -----------   ---------    --------    -----------
Net Decrease In Cash and Cash Equivalents....     (3,060)        (1,663)     (4,768)         --         (9,491)
Cash and Cash Equivalents
  Beginning Of Year..........................     10,296          5,054       5,445          --         20,795
                                               ---------    -----------   ---------    --------    -----------
  End Of Year................................  $   7,236    $     3,391   $     677    $     --    $    11,304
                                               ---------    -----------   ---------    --------    -----------
                                               ---------    -----------   ---------    --------    -----------

                          YEAR ENDED DECEMBER 31, 1995

                                                          UNCONSOLIDATED
                                               ------------------------------------
                                                                            NON-
                                                             GUARANTOR    GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC      SUBSIDIARIES SUBSIDIARIES    ENTRIES        MDC
                                               ---------   ------------ ------------  -----------  ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES........................  $  33,423    $       921   $(100,404)   $ 88,613    $    22,553
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES........................    (65,794)         1,482      92,870     (19,830)         8,728
                                               ---------    -----------   ---------    --------    -----------
FINANCING ACTIVITIES
Net Increase in Borrowings From
 Parent and Subsidiaries.....................     19,860         35,874      13,049     (68,783)            --
Lines of Credit
  Advances...................................         --        741,053          --          --        741,053
  Principal payments.........................         --       (759,895)     (1,221)         --       (761,116)
Principal Payments on Notes Payable..........       (992)       (25,151)     (1,547)         --        (27,690)
Other, net...................................     (7,411)         1,114          --          --         (6,297)
                                               ---------    -----------   ---------    --------    -----------
Net Cash Provided By (Used In)
 Financing Activities........................     11,457         (7,005)     10,281     (68,783)       (54,050)
                                               ---------    -----------   ---------    --------    -----------
Net Increase (Decrease) In Cash
 and Cash Equivalents........................    (20,914)        (4,602)      2,747          --        (22,769)
Cash and Cash Equivalents
  Beginning Of Year..........................     31,210          9,656       2,698          --         43,564
                                               ---------    -----------   ---------    --------    -----------
  End Of Year................................  $  10,296    $     5,054   $   5,445    $     --    $    20,795
                                               ---------    -----------   ---------    --------    -----------
                                               ---------    -----------   ---------    --------    -----------

                              M.D.C. HOLDINGS, INC.
                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                          YEAR ENDED DECEMBER 31, 1994

                                                          UNCONSOLIDATED
                                               ------------------------------------
                                                                            NON-
                                                             GUARANTOR    GUARANTOR   ELIMINATING  CONSOLIDATED
                                                  MDC      SUBSIDIARIES SUBSIDIARIES    ENTRIES        MDC
                                               ---------   ------------ ------------  -----------  ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES........................  $(22,467)    $ (29,215)    $  3,239      $ 11,653    $ (36,790)
                                               --------     ---------     --------      --------    ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES....    20,604         5,498       17,545       (24,379)      19,268
                                               --------     ---------     --------      --------    ---------
FINANCING ACTIVITIES
Net Increase (Reduction) in Borrowings
 From Parent and Subsidiaries................    (1,623)       18,905      (12,675)       (4,607)          --
Lines of Credit
  Advances...................................        --       641,874           --            --      641,874
  Principal payments.........................        --      (606,160)      (6,289)           --     (612,449)
Notes Payable
  Borrowings.................................        --        15,870           --            --       15,870
  Principal payments.........................    (5,370)      (37,575)      (1,890)           --      (44,835)
Maturity of Affiliate-Owned Debt.............        --       (17,333)          --        17,333           --
Other, net...................................    (2,377)           --           --            --       (2,377)
                                               --------     ---------     --------      --------    ---------
Net Cash Provided By (Used In)
 Financing Activities........................    (9,370)       15,581      (20,854)       12,726       (1,917)
                                               --------     ---------     --------      --------    ---------
Net Decrease In Cash and Cash Equivalents....   (11,233)       (8,136)         (70)           --      (19,439)
Cash and Cash Equivalents
  Beginning Of Year..........................    42,443        17,792        2,768            --       63,003
                                               --------     ---------     --------      --------    ---------
  End Of Year................................  $ 31,210     $   9,656     $  2,698      $     --    $  43,564
                                               --------     ---------     --------      --------    ---------
                                               --------     ---------     --------      --------    ---------

                                     F-30

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Investments in subsidiaries are accounted for on the equity method for purposes of the supplemental information. The Guarantors follow the accounting policies set forth in Note A.

     RELATED PARTIES. The Guarantors are members of a group of affiliated companies and have transactions and relationships with members of the group.

     MDC charges the Guarantors for a share of its general and administrative expenses, which amounted to $4,721,000, $4,332,000 and $3,926,000, respectively, in 1996, 1995 and 1994.

     MDC pays costs associated with certain litigation and other significant claims against the Guarantors which it considers to be general corporate expenses. Amounts paid by MDC on behalf of the Guarantors amounted to approximately $282,000, $270,000 and $769,000, respectively, in 1996, 1995 and
1994.  In 1996 and 1995, MDC recovered a portion of such payments.

     Advances and notes receivable/payable - Parent (M.D.C. Holdings, Inc.) and subsidiaries consists of ongoing activities relating to the Guarantors' participation in MDC's cash management system and current and deferred income taxes.

     INCOME TAXES. The Guarantors report their results of operations as if they were separate taxpayers. The current tax liabilities and deferred income tax assets and liabilities of the Guarantors are reported in the financial statements in the Advances and notes receivable/payable - Parent and subsidiaries accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners to be held on or about April 25, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners to be held on or about April 25, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners to be held on or about April 25, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareowners to be held on or about April 25, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  FINANCIAL STATEMENTS.

          The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----
M.D.C. Holdings, Inc. and Subsidiaries
   Report of Independent Accountants.....................................  F-2

   Consolidated Balance Sheets as of December 31, 1996 and 1995..........  F-3

   Consolidated Statements of Income for each of the Three Years
     Ended December 31, 1996.............................................  F-5

   Consolidated Statements of Stockholders' Equity for each of the
     Three Years Ended December 31, 1996.................................  F-6

   Consolidated Statements of Cash Flows for each of the Three Years
     Ended December 31, 1996.............................................  F-7

   Notes to Consolidated Financial Statements............................  F-8


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

     3.1(a) Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant") regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.1(b) Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.2(a) Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     4.1 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426).*

     4.2(a) Form of Indenture, dated as of June 15, 1984, between the Company and The Royal Bank and Trust Company, with respect to the Company's Subordinated Exchangeable Variable Rate Notes (the "1984 RBTC Indenture") (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744).*

     4.2(b) First Supplemental Indenture, dated as of June 20, 1985, to the 1984 RBTC Indenture (incorporated herein by reference to Exhibit 4.13(a) of the Company's Registration Statement on Form S-3, Registration No. 33-426).*

     4.2(c) Form of the Company's Subordinated Exchangeable Variable Rate Notes (filed as Exhibits A and B to Exhibit 4.13 and incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744).*

     4.3(a) Form of Senior Notes Indenture, dated as of December 15, 1993, by and among the Company, the Guarantors and Pledgors named therein and First Bank National Association, a National Association, as Trustee, with respect to the Company's 11 1/8% Senior Notes due 2003, including form of Senior Note (the "Senior Notes Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K dated January 11, 1994).*

     4.3(b) First Supplemental Indenture, dated as of February 2, 1994, to the Senior Notes Indenture (incorporated herein by reference to Exhibit 4.4(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

     4.4 Form of Convertible Notes Indenture, dated as of December 15, 1993, by and between the Company and First Bank National Association, a National Association, as Trustee, with respect to the Company's 8 3/4% Convertible Subordinated Notes due 2005, including form of Convertible Note (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K dated January 11, 1994).*

     4.5 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 1 dated as of June 1, 1994 (incorporated herein by reference to Exhibit
              10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994).*

     4.6 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 2, dated as of June 1, 1994 (incorporated herein by reference to Exhibit
              10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994).*

     4.7 Credit Agreement dated as of April 10, 1996 among Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II as Borrowers and the Banks Named Herein as Banks and Bank One, Arizona, NA as Agent (the "Credit Agreement") (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996).*

     4.8 Schedule "2.21" to Credit Agreement--Terms Relating to Last 24 Months of Term/No Extension (incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996).*

     4.9 Schedule "2.22" to Credit Agreement--Terms Relating to Conversion Period (incorporated herein by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996).*

     4.10 Guaranty of Credit Agreement dated as of April 10, 1996 by M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q dated March 31,
              1996).*

     4.11 Form of Promissory Note of Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II as Makers dated April __, 1996 (incorporated herein by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996).*

    10.1(a) The Company's 1983 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1982).*

    10.1(b) 1987 Amendments to the Incentive Stock Option Plan of MDC (incorporated herein by reference to Exhibit 10.1(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1986).*

    10.1(c) 1988 Amendment to the 1983 Incentive Stock Option Plan of MDC (incorporated herein by reference to Exhibit 19.3(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1988).*

    10.2(a) The Company's 1983 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1983).*

    10.2(b) 1988 Amendment to the 1983 Non-Qualified Stock Option Plan of MDC (incorporated herein by reference to Exhibit 10.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1988).*

    10.3 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of
              Stockholders).*

    10.4 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of
              Stockholders).*

    10.5 CMO Participation Agreement among the Company, M.D.C. Asset Investors, Inc. and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.6 of M.D.C. Asset Investors, Inc.'s Registration Statement on Form S-11, Registration No. 33-9557).*

    10.6(a) Form of Indemnity Agreement entered into between the Registrant and each member of its Board of Directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

    10.6(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).*

    10.7 Indemnification Agreement by and among the Company and Larry A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989).*

    10.8 Promissory Note in the amount of $559,920 from Mizel to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

    10.9 Promissory Note in the amount of $280,080 from Mandarich to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

    10.10 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).*

    10.11 Letter Agreement effective October 1, 1994 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996).*

    10.12     MDC 401(k) Savings Plan (incorporated herein by reference to
              Exhibit 10.31(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).*

    10.13 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Shareowners).*

    10.14 Employment Agreement between the Company and Michael Touff dated December 31, 1994 (incorporated herein by reference to Exhibit
              10.17 of the Company's Form 10-K for the year-ended December 31,
              1994).*

    10.15 M.D.C. Holdings, Inc. Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1995).*

    10.16 Acquisition Agreement by and among FAM Acquisitions LLC and M.D.C. Holdings, Inc., Financial Asset Management Corporation and M.D.C. Residual Holdings, Inc. dated as of September 6, 1996 (the "Acquisition Agreement") (incorporated herein by reference to
              Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996).*

    10.17 Amendment No. 1 to Acquisition Agreement dated as of September 30, 1996 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30,
              1996).*

    10.18 Closing Agreement dated as of September 30, 1996 between M.D.C. Holdings, Inc. and Spencer I. Browne (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996).*

    10.19 Forms of Promissory Note and Pledge Agreement dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's Common Stock.

    21        Subsidiaries of the Company.

    23        Consent of Price Waterhouse LLP.

    27        Financial Data Schedule.


-------------------
* Incorporated herein by reference.

     (b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 18th day of February, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                       M.D.C. HOLDINGS, INC.
                                       (Registrant)

                                       By: /s/  LARRY A. MIZEL
                                           ----------------------------------
                                           Larry A. Mizel
                                           CHIEF EXECUTIVE OFFICER

                                       By: /s/  PARIS G. REECE III
                                           ----------------------------------
                                           Paris G. Reece III
                                           SENIOR VICE PRESIDENT, CHIEF
                                           FINANCIAL OFFICER AND PRINCIPAL
                                           ACCOUNTING OFFICER

                              POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel, David D. Mandarich and Paris G. Reece III, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      TITLE                       DATE
          ---------                      -----                       ----

/s/ LARRY A. MIZEL            Chairman of the Board of
---------------------------   Directors, President and        February 18, 1997
    Larry A. Mizel            Chief Executive Officer

/s/ DAVID D. MANDARICH        Director, Executive Vice
---------------------------   President - Real Estate and     February 18, 1997
    David D. Mandarich        Chief Operating Officer

/s/ STEVEN J. BORICK          Director
---------------------------                                   February 18, 1997
    Steven J. Borick

/s/ GILBERT GOLDSTEIN         Director
---------------------------                                   February 18, 1997
    Gilbert Goldstein

/s/ WILLIAM B. KEMPER         Director
---------------------------                                   February 18, 1997
    William B. Kemper

/s/ HERBERT T. BUCHWALD       Director
---------------------------                                   February 18, 1997
    Herbert T. Buchwald

                   (A Majority of the Board of Directors)