Form 10-Q
period 1997-03-31
MDC HOLDINGS INC
filed 1997-05-08
CIK 773141

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      As of April 25, 1997, 17,462,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

===============================================================================

                   M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                 FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1997

                                   INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information

              Item 1.    Condensed Consolidated Financial Statements

                         Balance Sheets as of March 31, 1997 (Unaudited)
                           and December 31, 1996........................     1

                         Statements of Income (Unaudited) for the three
                           months ended March 31, 1997 and 1996.........     3

                         Statements of Cash Flows (Unaudited) for the
                           three months ended March 31, 1997 and 1996...     4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited).......................     5

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations..    13

Part II.       Other Information

               Item 1.   Legal Proceedings..............................    24

               Item 4.   Submission of Matters to a Vote of Shareowners.    24

               Item 5.   Other Information..............................    24

               Item 6.   Exhibits and Reports on Form 8-K...............    25


                                       (i)

                                M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                                   (In thousands)

                                                      March 31,   December 31,
                                                        1997          1996
                                                    -----------   -----------
ASSETS                                              (Unaudited)
Corporate
   Cash and cash equivalents.....................   $    6,722    $     7,235
   Property and equipment, net...................        9,328          9,411
   Deferred income taxes.........................       10,660         10,804
   Deferred debt issue costs, net................        7,398          9,155
   Other assets, net.............................        3,342          3,557
                                                    ----------    -----------
                                                        37,450         40,162

Homebuilding
   Cash and cash equivalents.....................        3,636          3,393
   Home sales and other accounts receivable......       16,266         10,218
   Investments and marketable securities, net....        5,201          5,159
   Inventories, net
     Housing completed or under construction.....      242,329        251,885
     Land and land under development.............      195,353        182,927
   Prepaid expenses and other assets, net........       57,597         57,722
                                                    ----------    -----------
                                                       520,382        511,304

Financial Services
   Cash and cash equivalents.....................          753            676
   Accrued interest and other assets, net........        5,687          6,419
   Mortgage loans held in inventory, net.........       46,542         58,742
                                                    ----------    -----------
                                                        52,982         65,837

         Total Assets............................   $  610,814    $   617,303
                                                    ==========    ===========

         See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                    Condensed Consolidated Balance Sheets
                     (In thousands, except share amounts)


                                                      March 31,   December 31,
                                                         1997          1996
                                                     -----------   ----------
LIABILITIES                                          (Unaudited)
Corporate
   Accounts payable and accrued expenses...........  $    21,630   $    13,519
   Income taxes payable............................        8,312        11,434
   Note payable....................................        3,473         3,487
   Senior Notes, net...............................      150,219       187,721
   Subordinated notes, net.........................       38,226        38,225
                                                     -----------   -----------
                                                         221,860       254,386
Homebuilding
   Accounts payable and accrued expenses...........       99,716       114,794
   Lines of credit and other.......................       51,362        11,832
   Notes payable...................................        3,027         3,063
                                                     -----------   -----------
                                                         154,105       129,689
Financial Services
   Accounts payable and accrued expenses...........       10,199        10,363
   Line of credit..................................       16,147         9,018
                                                     -----------   -----------
                                                          26,346        19,381
         Total Liabilities.........................      402,311       403,456
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES......................          - -           - -
                                                     -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued..                        - -           - -
   Common Stock, $.01 par value; 100,000,000 shares
     authorized;  23,365,000 and 23,050,000 shares
     issued, respectively, at March 31, 1997 and
     December 31, 1996.............................          234           231
   Additional paid-in capital......................      140,951       138,705
   Retained earnings...............................      106,885       106,189
                                                     -----------   -----------
                                                         248,070       245,125
   Less treasury stock, at cost; 5,903,000 and
     4,966,000 shares, respectively, at
     March 31, 1997 and December 31, 1996..........      (39,567)      (31,278)
                                                     -----------   -----------
         Total Stockholders' Equity................      208,503       213,847
                                                     -----------   -----------

         Total Liabilities and Stockholders'Equity.  $   610,814   $   617,303
                                                     ===========   ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                         1997          1996
                                                      -----------   -----------
REVENUES

   Homebuilding...................................    $   189,149   $   191,276
   Financial Services.............................          4,231         7,738
   Corporate......................................            439           232
                                                      -----------   -----------

       Total Revenues.............................        193,819       199,246
                                                      -----------   -----------

COSTS AND EXPENSES

   Homebuilding...................................        181,694       185,242
   Financial Services.............................          2,351         2,742
   Corporate general and administrative...........          3,246         2,601
   Corporate and homebuilding interest............            761         1,851
                                                      -----------   -----------

       Total Expenses.............................        188,052       192,436
                                                      -----------   -----------

Income before income taxes and extraordinary item.          5,767         6,810
Provision for income taxes........................         (2,181)       (2,486)
                                                      -----------   -----------
Income before extraordinary item..................          3,586         4,324
Extraordinary loss from early extinguishment of
  debt, net of income tax benefit of $1,336.......         (2,179)          - -
                                                      -----------   -----------

Net Income........................................    $     1,407   $     4,324
                                                      ===========   ===========
EARNINGS PER SHARE

   Primary
       Income before extraordinary item...........    $       .19   $       .22
                                                      ===========   ===========
       Net Income.................................    $       .08   $       .22
                                                      ===========   ===========

   Fully diluted
       Income before extraordinary item...........    $       .18   $       .20
                                                      ===========   ===========
       Net Income.................................    $       .08   $       .20
                                                      ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary........................................         18,494        19,863
                                                      ===========   ===========

   Fully diluted..................................         22,156        23,510
                                                      ===========   ===========

DIVIDENDS PER SHARE...............................    $       .03   $       .03
                                                      ===========   ===========

        See notes to condensed consolidated financial statements.
                                   -3-

                            M.D.C. HOLDINGS, INC.
               Condensed Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                           Three Months
                                                          Ended March 31,
                                                        1997           1996
                                                    -----------    ------------
OPERATING ACTIVITIES
 Net Income......................................   $     1,407     $     4,324
 Adjustments To Reconcile Net Income To
   Net Cash Provided By (Used In)
   Operating Activities:
      Amortization of deferred marketing costs...         2,243           1,903
      Depreciation and other amortization........           686             616
      Homebuilding asset impairment charges......         1,250             - -
      Deferred income taxes......................           144           5,061
      Gains on sales of mortgage-related assets..           (98)           (935)
      Net changes in assets and liabilities:
            Home sales and other accounts
              receivable.........................        (6,048)          6,482
            Homebuilding inventories.............        (3,245)         (9,178)
            Mortgage loans held in inventory.....        12,200           2,197
            Other assets and liabilities, net....       (10,172)          1,962
                                                    -----------     -----------

Net Cash Provided By (Used In) Operating
  Activities.....................................        (1,633)         12,432
                                                    -----------     -----------

INVESTING ACTIVITIES

Net Proceeds From Mortgage-Related Assets
 and Liabilities.................................           481             693
Other, net.......................................          (498)            (31)
                                                    -----------     -----------

Net Cash Provided By (Used In) Investing
 Activities......................................           (17)            662
                                                    -----------     -----------

FINANCING ACTIVITIES
Lines of Credit
      Advances...................................       189,029         179,344
      Principal payments.........................      (181,910)       (187,452)
Notes Payable
      Borrowings.................................           - -             480
      Principal payments.........................           (50)         (2,770)
Stock Repurchases................................        (7,349)         (1,645)
Dividend Payments................................          (548)           (576)
Other, net.......................................         2,285             265
                                                    -----------     -----------

Net Cash Provided By (Used In) Financing
 Activities......................................         1,457         (12,354)
                                                    -----------     -----------

Net Increase (Decrease) In Cash and Cash
 Equivalents.....................................          (193)            740

Cash and Cash Equivalents

      Beginning of Period........................        11,304          20,795
                                                    -----------     -----------

      End of Period..............................   $    11,111     $    21,535
                                                    ===========     ===========

           See notes to condensed consolidated financial statements.

                                 M.D.C. HOLDINGS, INC.
                  Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1997 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                     1997          1996
                                                                                  -----------   -----------
          Homebuilding
               Home sales.....................................................    $   187,185   $   186,023
               Land sales.....................................................          1,690         5,159
               Other revenues.................................................            274            94
                                                                                  -----------   -----------
                                                                                      189,149       191,276

               Home cost of sales.............................................        159,723       160,816
               Land cost of sales.............................................          1,323         4,932
               Asset impairment charges.......................................          1,250           - -
               Marketing......................................................         12,515        11,982
               General and administrative.....................................          6,883         7,512
                                                                                  -----------   -----------
                                                                                      181,694       185,242
                                                                                  -----------   -----------
                  Homebuilding Operating Profit...............................          7,455         6,034
                                                                                  -----------   -----------


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                     1997          1996
                                                                                  -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Interest revenues..............................................            667           805
               Origination fees...............................................          1,462         1,389
               Gains on sales of mortgage servicing...........................            338         2,622
               Gains on sales of mortgage loans, net..........................          1,315           542
               Mortgage servicing and other...................................            128           386
             Asset Management Revenues
               Management fees and other......................................            321         1,994
                                                                                  -----------   -----------
                                                                                        4,231         7,738
             General and Administrative Expenses
               Mortgage Lending...............................................          2,336         2,122
               Asset Management...............................................             15           620
                                                                                  -----------   -----------
                                                                                        2,351         2,742
                                                                                  -----------   -----------
                  Financial Services Operating Profit.........................          1,880         4,996
                                                                                  -----------   -----------

          Total Operating Profit..............................................          9,335        11,030
                                                                                  -----------   -----------

          Corporate
               Other revenues.................................................            439           232
               Interest expense...............................................           (761)       (1,851)
               General and administrative.....................................         (3,246)       (2,601)
                                                                                  -----------   -----------
                  Net Corporate Expenses......................................         (3,568)       (4,220)
                                                                                  -----------   -----------

          Income Before Income Taxes and Extraordinary Item...................    $     5,767   $     6,810
                                                                                  ===========   ===========

C.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                       Three Months
                                                                                       Ended March 31,
                                                                                     1997          1996
                                                                                  -----------   -----------
          Interest capitalized in homebuilding inventory, beginning of period.    $    40,745   $    40,217

          Interest incurred...................................................          6,924         7,774

          Interest expensed...................................................           (761)       (1,851)

          Previously capitalized interest included in cost of sales...........         (5,746)       (5,798)
                                                                                  -----------   -----------

          Interest capitalized in homebuilding inventory, end of period.......    $    41,162   $    40,342
                                                                                  ===========   ===========

D.    Stockholders' Equity

         On February 26, 1997, the Company repurchased 838,000 shares of MDC Common Stock at $8.77 per share, including commissions, completing a program authorized by the MDC Board of Directors in October 1996 to repurchase up to 1,000,000 shares of MDC Common Stock.

E.    Extraordinary Item

         On March 31, 1997, the Company repurchased $38,000,000 principal amount of its 11 1/8% Senior Notes due 2003 (the "Senior Notes") for $39,520,000. The Company recognized an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, due to the repurchase of the Senior Notes at a price which exceeded their carrying value and the write-off of related unamortized issuance costs. The Senior Note repurchase settled on April 3, 1997. At March 31, 1997, $39,520,000 was payable by the Company in connection with the settlement of the Senior Note repurchase. This amount was included in the homebuilding lines of credit and other balance as of March 31, 1997.

F.    Earnings Per Share

         Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. The computation of fully diluted earnings per share also assumes the conversion into MDC Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes due 2005 (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share of MDC Common Stock. The primary and fully diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                 Three Months
                                                                                Ended March 31,
                                                                             1997           1996
                                                                          -----------    ----------
          Primary Calculation
          Income before extraordinary item.............................   $     3,586   $     4,324
          Extraordinary loss, net......................................        (2,179)          - -
                                                                          -----------   -----------
                Net Income.............................................   $     1,407   $     4,324
                                                                          ===========   ===========

          Weighted-average shares outstanding..........................        17,891        19,284
          Common Stock equivalents - stock options.....................           603           579
                                                                          -----------   -----------
                Total Weighted-Average Shares..........................        18,494        19,863
                                                                          ===========   ===========

          Primary Earnings Per Share
                Income before extraordinary item.......................   $       .19   $       .22
                                                                          ===========   ===========
                Net Income.............................................   $       .08   $       .22
                                                                          ===========   ===========

          Fully Diluted Calculation
          Income before extraordinary item.............................   $     3,586         4,324
          Adjustment for interest on Convertible Subordinated Notes,
            net of income tax benefit; conversion assumed..............           393           402
                                                                          -----------   -----------
                Adjusted income before extraordinary item..............         3,979         4,726
          Extraordinary loss, net......................................        (2,179)          - -
                                                                          -----------   -----------
                Adjusted Net Income....................................   $     1,800   $     4,726
                                                                          ===========   ===========

          Weighted-average shares outstanding..........................        17,891        19,284
          Common Stock equivalents - stock options.....................           652           613
          Shares issuable upon conversion of Convertible Subordinated
            Notes; conversion assumed..................................         3,613         3,613
                                                                          -----------   -----------
                Total Weighted-Average Shares..........................        22,156        23,510
                                                                          ===========   ===========

          Fully Diluted Earnings Per Share
                Income before extraordinary item.......................   $       .18   $       .20
                                                                          ===========   ===========
                Net Income.............................................   $       .08   $       .20
                                                                          ===========   ===========

                                       -7-

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share based on income before extraordinary item would have been $.20 and $.22 for the first quarter of 1997 and 1996, respectively. Basic earnings per share based on net income would have been $.08 and $.22 for the first quarter of 1997 and 1996, respectively. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the first quarter of 1997 and 1996.

G.    Supplemental Disclosure Of Cash Flow Information (in thousands)

                                                                             Three Months
                                                                            Ended March 31,
                                                                          1997            1996
                                                                     ------------    ------------
    Cash paid during the period for:
         Interest, net of amounts capitalized......................          NA<F1>           NA<F1>
         Income taxes..............................................  $      3,535    $        990

          <F1>  Interest capitalized exceeded interest paid during the period.

H.    Supplemental Guarantor Information

         The Senior Notes are guaranteed unconditionally on an unsecured subordinated basis, jointly and severally (the "Guaranties"), by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. and Richmond American Homes of Colorado, Inc. (collectively, the "Guarantors"). The Guaranties are subordinated to all Guarantor Senior Indebtedness (as defined in the Senior Notes Indenture).

         Supplemental combining financial information follows.

                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                  March 31, 1997
                                                  (In thousands)

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
ASSETS                                                        Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
Corporate
   Cash and cash equivalents...............   $      6,710  $        - -  $         12  $        - -  $      6,722
   Investments in subsidiaries.............        177,127           - -        17,422      (194,549)          - -
   Advances and notes receivable - Parent
     and subsidiaries......................        254,197             8         8,956      (263,161)          - -
   Other assets............................         30,492           - -           236           - -        30,728
                                              ------------  ------------  ------------  ------------  ------------
                                                   468,526             8        26,626      (457,710)       37,450
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Cash and cash equivalents...............            - -         3,635             1           - -         3,636
   Inventories, net
     Housing completed or under
       construction........................            - -       242,329           - -           - -       242,329
     Land and land under
       development.........................            - -       174,230        21,858          (735)      195,353
   Other assets ...........................          7,516        58,874        20,542        (7,868)       79,064
                                              ------------  ------------  ------------  ------------  ------------
                                                     7,516       479,068        42,401        (8,603)      520,382
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        52,982           - -        52,982
                                              ------------  ------------  ------------  ------------  ------------

         Total Assets......................   $    476,042  $    479,076  $    122,009  $   (466,313) $    610,814
                                              ============  ============  ============ =============  ============
LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    60,621   $       - -   $       529   $    (39,520) $    21,630
   Advances and notes payable - Parent
     and subsidiaries......................         1,980       238,995        27,890       (268,865)         - -
   Income taxes payable....................         8,312           - -           - -            - -        8,312
   Note payable............................         3,473           - -           - -            - -        3,473
   Senior Notes, net.......................       150,219           - -           - -            - -      150,219
   Subordinated notes, net.................        38,226           - -           - -            - -       38,226
                                              -----------   -----------   -----------   ------------  -----------
                                                  262,831       238,995        28,419       (308,385)     221,860
                                              -----------   -----------   -----------   ------------  -----------
Homebuilding
   Accounts payable and accrued expenses...         4,708        73,640        21,368            - -       99,716
   Line of credit, notes payable and other.           - -        14,869           - -         39,520       54,389
                                              -----------   -----------   -----------   ------------  -----------
                                                    4,708        88,509        21,368         39,520      154,105
                                              -----------   -----------   -----------   ------------  -----------
Financial Services.........................           - -           - -        33,768         (7,422)      26,346
                                              -----------   -----------   -----------   ------------  -----------
         Total Liabilities.................       267,539       327,504        83,555       (276,287)     402,311
                                              -----------   -----------   -----------   ------------  -----------

STOCKHOLDERS' EQUITY.......................       208,503       151,572        38,454       (190,026)     208,503
                                              -----------   -----------   -----------   ------------  -----------
         Total Liabilities and
           Stockholders' Equity............   $   476,042   $   479,076   $   122,009   $   (466,313) $   610,814
                                              ===========   ===========   ===========  =============  ===========

                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                 December 31, 1996
                                                  (In thousands)

                                                          Unconsolidated
                                              ----------------------------------------
                                                                             Non-
ASSETS                                                        Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
Corporate
   Cash and cash equivalents...............   $      7,235  $        - -  $        - -  $        - -  $      7,235
   Investments in subsidiaries.............        219,387           - -        17,434      (236,821)          - -
   Advances and notes receivable - Parent
     and subsidiaries......................        207,946             4           787      (208,737)          - -
   Other assets............................         32,780           - -           147           - -        32,927
                                              ------------  ------------  ------------  ------------  ------------
                                                   467,348             4        18,368      (445,558)       40,162
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Cash and cash equivalents...............              1         3,391             1           - -         3,393
   Inventories, net
     Housing completed or under
       construction........................            - -       251,885           - -           - -       251,885
     Land and land under
       development.........................            - -       159,871        24,031          (975)      182,927
   Other assets ...........................          7,582        48,737        20,775        (3,995)       73,099
                                              ------------  ------------  ------------  ------------  ------------
                                                     7,583       463,884        44,807        (4,970)      511,304
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        65,837           - -        65,837
                                              ------------  ------------  ------------  ------------  ------------
         Total Assets......................   $    474,931  $    463,888  $    129,012  $   (450,528) $    617,303
                                              ============  ============  ============ =============  ============
LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    13,086   $       - -   $       433   $        - -  $    13,519
   Advances and notes payable - Parent
     and subsidiaries......................         2,085       197,448        36,119       (235,652)         - -
   Income taxes payable....................        11,434           - -           - -            - -       11,434
   Note payable............................         3,487           - -           - -            - -        3,487
   Senior Notes, net.......................       187,721           - -           - -            - -      187,721
   Subordinated notes, net.................        38,225           - -           - -            - -       38,225
                                              -----------   -----------   -----------   ------------  -----------
                                                  256,038       197,448        36,552       (235,652)     254,386
                                              -----------   -----------   -----------   ------------  -----------
Homebuilding
   Accounts payable and accrued expenses...         5,046        88,240        21,508            - -      114,794
   Lines of credit and notes payable.......           - -        14,895           - -            - -       14,895
                                              -----------   -----------   -----------   ------------  -----------
                                                    5,046       103,135        21,508            - -      129,689
                                              -----------   -----------   -----------   ------------  -----------
Financial Services.........................           - -           - -        23,376         (3,995)      19,381
                                              -----------   -----------   -----------   ------------  -----------
         Total Liabilities.................       261,084       300,583        81,436       (239,647)     403,456
                                              -----------   -----------   -----------   ------------  -----------

STOCKHOLDERS' EQUITY.......................       213,847       163,305        47,576       (210,881)     213,847
                                              -----------   -----------   -----------   ------------  -----------
         Total Liabilities and
           Stockholders' Equity............   $   474,931   $   463,888   $   129,012   $   (450,528) $   617,303
                                              ===========   ===========   ===========  =============  ===========

                                               M.D.C. Holdings, Inc.
                                    Supplemental Combining Statements of Income
                                                  (In thousands)
                                         Three Months Ended March 31, 1997

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              ------------  ------------  ------------  ------------  ------------
REVENUES
   Homebuilding.............................  $        42   $   188,967   $       140   $       - -   $   189,149
   Financial Services.......................          - -           - -         4,231           - -         4,231
   Corporate................................          241           - -           198           - -           439
   Equity in earnings of subsidiaries.......        3,884           - -           - -        (3,884)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        4,167       188,967         4,569        (3,884)      193,819
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................           57       181,298           264            75       181,694
   Financial Services.......................          - -           - -         2,351           - -         2,351
   Corporate general and administrative.....        3,246           - -           - -           - -         3,246
   Corporate and homebuilding
     interest...............................       (4,903)        4,953           646            65           761
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................       (1,600)      186,251         3,261           140       188,052
                                              -----------   -----------   -----------   -----------   -----------

Income before income taxes and
   extraordinary item.......................        5,767         2,716         1,308        (4,024)        5,767
Provision for income taxes..................       (2,181)       (1,034)         (456)        1,490        (2,181)
Extraordinary item, net.....................       (2,179)          - -           - -           - -        (2,179)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     1,407   $     1,682   $       852   $    (2,534)  $     1,407
                                              ===========   ===========   ===========   ===========   ===========

                                         Three Months Ended March 31, 1996

REVENUES
   Homebuilding.............................  $        79   $   191,194   $         3   $       - -   $   191,276
   Financial Services.......................          - -           - -         7,738           - -         7,738
   Corporate................................          217             6             9           - -           232
   Equity in earnings of subsidiaries.......        5,591           - -           - -        (5,591)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        5,887       191,200         7,750        (5,591)      199,246
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................          418       184,581           168            75       185,242
   Financial Services.......................          - -           - -         2,742           - -         2,742
   Corporate general and administrative.....        2,594           - -             7           - -         2,601
   Corporate and homebuilding
     interest...............................       (3,935)        5,048           703            35         1,851
                                              -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................         (923)      189,629         3,620           110       192,436
                                              -----------   -----------   -----------   -----------   -----------

Income before income taxes..................        6,810         1,571         4,130        (5,701)        6,810
Provision for income taxes..................       (2,486)         (626)       (1,678)        2,304        (2,486)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,324   $       945   $     2,452   $    (3,397)  $     4,324
                                              ===========   ===========   ===========   ===========   ===========

                                               M.D.C. Holdings, Inc.
                                  Supplemental Combining Statement of Cash Flows
                                                  (In thousands)
                                         Three Months Ended March 31, 1997

                                                                Unconsolidated
                                                   ----------------------------------------
                                                                                  Non-
                                                                   Guarantor    Guarantor     Eliminating  Consolidated
                                                        MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                                   ------------  ------------  ------------  ------------  ------------
Net Cash Provided By (Used In) Operating
   Activities...............................       $    51,708   $   (41,083)  $     8,953   $   (21,211)  $    (1,633)
                                                   -----------   -----------   -----------   -----------   -----------
Net Cash Used In Investing Activities.......           (46,483)         (194)       (7,764)       54,424           (17)
                                                   -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................              (125)       41,567        (8,229)      (33,213)          - -
Lines of Credit
     Advances...............................               - -       181,900         7,129           - -       189,029
     Principal payments.....................               - -      (181,910)          - -           - -      (181,910)
Other, net..................................            (5,626)          (36)          - -           - -        (5,662)
                                                   -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In)Financing
   Activities...............................            (5,751)       41,521        (1,100)      (33,213)        1,457
                                                   -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash And Cash
   Equivalents..............................              (526)          244            89           - -          (193)
Cash And Cash Equivalents
   Beginning Of Period......................             7,236         3,391           677           - -        11,304
                                                   -----------   -----------   -----------   -----------   -----------
   End Of Period............................       $     6,710   $     3,635   $       766   $       - -   $    11,111
                                                   ===========   ===========   ===========   ===========   ===========

                                         Three Months Ended March 31, 1996

Net Cash Provided By (Used In) Operating
   Activities...............................       $    73,593   $     1,550   $    (4,003)  $   (58,708)  $    12,432
                                                   -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities...............................            16,349           295          (754)      (15,228)          662
                                                   -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................           (87,810)        6,417         7,457        73,936           - -
Lines of Credit
     Advances...............................               - -       179,344           - -           - -       179,344
     Principal payments.....................               - -      (180,475)       (6,977)          - -      (187,452)
Other, net..................................            (2,409)       (2,118)          281           - -        (4,246)
                                                   -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In)   Financing
   Activities...............................           (90,219)        3,168           761        73,936       (12,354)
                                                   -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash And   Cash
   Equivalents..............................              (277)        5,013        (3,996)          - -           740
Cash And Cash Equivalents
   Beginning Of Period......................            10,296         5,054         5,445           - -        20,795
                                                   -----------   -----------   -----------   -----------   -----------
   End Of Period............................       $    10,019   $    10,067   $     1,449   $       - -   $    21,535
                                                   ===========   ===========   ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                 INTRODUCTION


         MDC  is  a  major  regional   homebuilder  and  is  the  ninth  largest
homebuilder in the United States. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC builds and sells homes under the name "Richmond American Homes" in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia and Suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment,
(i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers (the mortgage lending operations); and (ii) through September 30, 1996, Financial Asset Management LLC (a former indirect subsidiary of M.D.C. Holdings, Inc., "FAMC") managed, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).


                             RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).


                                                              Three Months
                                                             Ended March 31,
                                                           1997          1996
                                                       ----------    -----------
          Revenues..................................  $   193,819   $   199,246

          Income before income taxes and
             extraordinary item....................   $     5,767   $     6,810

          Net Income...............................   $     1,407   $     4,324

          Earnings Per Share:
             Primary
                  Income before extraordinary item.   $       .19   $       .22
                  Net Income.......................   $       .08   $       .22

             Fully Diluted
                  Income before extraordinary item.   $       .18   $       .20
                  Net Income.......................   $       .08   $       .20


         Revenues for the first quarter of 1997 decreased 3% from the same period in 1996, primarily due to decreased revenues from the Company's financial services segment and from reduced land sales. These decreases more than offset increased home sales revenues in the first quarter of 1997 generated by record first quarter 1997 home closings.

         Income before income taxes and extraordinary item decreased in the first quarter of 1997, compared with the first quarter of 1996. This decrease was a result of (i) lower operating profit from the Company's financial services segment, primarily due to lower gains from sales of mortgage-related assets in the first quarter of 1997 and net increases to income in the first quarter of 1996 totalling approximately $1,800,000 which will not recur as a result of a required change in accounting principle regarding mortgage loans and mortgage loan servicing rights and the September 1996 sale of FAMC; and (ii) increased corporate general and administrative expenses in 1997, primarily due to a non-recurring insurance recovery of $1,250,000 recognized in the first quarter of 1996. These decreases in income partially were offset by increased operating profits from the Company's homebuilding operations in the first quarter of 1997, compared with the same period for 1996. These increased profits primarily resulted from (i) increased home closings; and (ii) increased Home Gross Margins (as hereinafter defined), partially offset by $1,250,000 in asset impairment charges recorded in the Mid-Atlantic region. Operating results for the first quarter of 1997 also were impacted favorably by decreased interest expense, compared with the same period in 1996.

         Net income for the first quarter of 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 face value (20% of the outstanding amount) of its Senior Notes. The loss resulted from the repurchase of the Senior Notes above their carrying value and the write-off of related unamortized issuance costs.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                          1997           1996
                                                      -----------   ------------
 Home Sales Revenues...............................  $    187,185   $    186,023
 Operating Profits Before Asset Impairment Charges.  $      8,705   $      6,034
 Operating Profits.................................  $      7,455   $      6,034
 Average Selling Price Per Home Closed.............  $      174.6   $      177.0
 Home Gross Margins................................         14.7%          13.6%

 Orders For Homes, net (units)
        Colorado...................................           573            668
        Mid-Atlantic...............................           327            427
        California.................................           234            249
        Arizona....................................           315            326
        Nevada.....................................            79             51
                                                     ------------   ------------

              Total................................         1,528          1,721
                                                     ============   ============

 Homes Closed (units)
        Colorado...................................           391            437
        Mid-Atlantic...............................           197            157
        California.................................           175            195
        Arizona....................................           227            216
        Nevada.....................................            82             46
                                                      -----------    -----------

              Total................................         1,072          1,051
                                                      ===========    ===========

                                                        March 31,    December 31,     March 31,
                                                          1997           1996           1996
                                                      -----------   ------------    ----------
 Backlog (units)
        Colorado...................................           758            576           889
        Mid-Atlantic...............................           551            421           545
        California.................................           219            160           229
        Arizona....................................           319            231           344
        Nevada.....................................            95             98            74
                                                      -----------   ------------    ----------

              Total................................         1,942          1,486         2,081
                                                      ===========   ============    ==========

              Estimated Sales Value................   $   340,000   $    261,000    $  370,000
                                                      ===========   ============    ==========

 Active Subdivisions
        Colorado...................................            55             51            51
        Mid-Atlantic...............................            55             53            49
        California.................................            16             20            20
        Arizona....................................            22             23            24
        Nevada.....................................             7              5             6
                                                      -----------   ------------    ----------
                 Total.............................           155            152           150
                                                      ===========   ============    ==========

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 1997 represented the highest first quarter level in the Company's history, up slightly from home sales revenues for the same period in 1996. The improved revenues were a result of increased home closings, partially offset by the reduced average selling price per home closed.

         Home closings increased in the first quarter of 1997, compared with the first quarter of 1996, in (i) Nevada, where the Company has increased the number of active subdivisions to seven from two at the beginning of 1996; (ii) the Mid-Atlantic market, due to a Backlog (as hereinafter defined) level at the beginning of 1997 more than 50% greater than Backlog at the beginning of 1996, as well as weather-related delays in the completion and delivery of homes during the first quarter of 1996 in that region; and (iii) Arizona, due to the Company's continued expansion in that market. The Company's 1997 first quarter home closings in Colorado were impacted adversely by lower Backlog at December 31, 1996, as compared with December 31, 1995. Home closings in the first quarter of 1997 also decreased relative to the first quarter of 1996 in California in connection with the Company's reduced number of active subdivisions in Northern California, as the Company continued to reduce its presence in the Sacramento market.

         Average Selling Price Per Home Closed - The decrease in the average selling price per home closed in the first quarter of 1997, compared with the first quarter of 1996, reflects the impact of the Company's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in the first quarter of 1997 in the Mid-Atlantic region, Arizona and Nevada. These decreases partially were offset by an increase in the average selling price in Colorado and Southern California, principally due to the impact of closing a greater number of homes in higher-priced subdivisions during the first quarter of 1997, compared with the first quarter of 1996.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased by 110 basis points during the first quarter of 1997, compared with the first quarter of 1996. The increase largely was due to (i) initiatives implemented in each of the Company's markets which are designed to improve operating efficiency, control costs and increase rates of return; and (ii) the favorable impact of a large number of home closings in certain highly profitable subdivisions, particularly in Phoenix and Southern California.

         Looking forward, while the Company believes that Home Gross Margins for each of the remaining quarters in 1997 will exceed margins for comparable quarters in 1996, the Company currently estimates that such margins will be lower than the margins achieved in the first quarter of 1997. In addition, the Company believes that future growth in Home Gross Margins will be impacted adversely by increased incentives offered to home buyers to stimulate sales and counter increased competition in most of its markets. Increases in, among other things, the costs of subcontracted labor, finished lots and building materials also may affect adversely future Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. See "Forward-Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes decreased 11% during the first quarter of 1997, compared with the first quarter of 1996. This decrease was primarily due to comparatively strong home orders experienced in Colorado and the Mid-Atlantic region in the first quarter of 1996 as a result of lower mortgage interest rates available during that period. Lower first quarter 1997 orders also are attributable to reduced market-wide home sales activity and increased competition in both the Colorado and Mid-Atlantic markets in the first quarter of 1997, compared with the first quarter of 1996. Decreased orders for homes also were experienced in (i) Northern California, due to a reduction in the number of active subdivisions in that market from nine in the first quarter of 1996 to five in the first quarter of 1997; and (ii) Phoenix, due to decreased market-wide home sales activity and a slight reduction in the number of the Company's active subdivisions in that market. These decreases partially were offset by increased orders in Southern California and Nevada, reflecting the impact of the Company's continued expansion in those markets.

         The Company's home orders in April 1997 increased 22% to 550 units, compared with 452 home orders in April 1996, led by the strongest monthly home orders in more than twelve months in Colorado, Arizona and Southern California. The Company is unable to predict if higher year-over-year home orders in 1997, compared with 1996, will continue in the future. See "Forward-Looking Statements" below.

         As a result of the decreased orders for homes in the first quarter of 1997, the Company's homes under contract but not yet delivered ("Backlog") at March 31, 1997 decreased by 7% from Backlog at March 31, 1996. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its March 31, 1997 Backlog to close under existing sales contracts during the remainder of 1997. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $12,515,000 for the first quarter of 1997, compared with $11,982,000 for the same period in 1996. This 4% increase principally resulted from (i) increased sales commissions in connection with the higher home closings; and
(ii) additional marketing-related salary, advertising and model home operating expenses incurred to stimulate sales in response to weakened market conditions and increased competition, particularly in the Mid-Atlantic region, Colorado and Arizona.

         General and Administrative - General and administrative expenses decreased to $6,883,000 during the first quarter of 1997, compared with $7,512,000 during the same period in 1996, primarily due to reduced legal expenses and certain costs incurred in the first quarter of 1996 in connection with the acquisition of Longford Homes in Nevada.

     Asset Impairment Charges

         Operating results during the first quarter of 1997 were reduced by asset impairment charges totalling $1,250,000 related to certain of the Company's homebuilding assets in the Mid-Atlantic region, primarily in Suburban Maryland, as a result of continued weakened market conditions and competitive pressures in that market. The asset impairment charges resulted from (i) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; and (ii) the write-off of certain capitalized costs, primarily deferred marketing and option deposits, related to a number of low-margin projects which the Company is closing out. While intending to maintain its market share in the Mid-Atlantic region, the Company has continued to eliminate lower-margin projects and redeploy capital to more profitable operations within and outside that market, including California, Arizona and Nevada.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, as well as the total number of lots owned, lots controlled under option agreements and total option deposits (dollars in thousands).

                                                March 31,  December 31,   March 31,
                                                  1997          1996        1996
                                              -----------   -----------  -----------
    Colorado................................  $    63,263   $    66,529  $    67,316
    Mid-Atlantic............................       50,174        46,124       50,579
    California..............................       29,081        23,733       19,436
    Arizona.................................       38,140        32,129       24,460
    Nevada..................................       14,695        14,412       10,011
                                              -----------   -----------  -----------
         Total..............................  $   195,353   $   182,927  $   171,802
                                              ===========   ===========  ===========

    Total Lots Owned........................       10,611        10,523       11,202
                                              ===========   ===========  ===========

    Total Lots Controlled Under Option......        6,151         6,698        7,708
                                              ===========   ===========  ===========

    Total Option Deposits...................  $     6,448   $     5,951  $     7,500
                                              ===========   ===========  ===========

Financial Services Segment

      Mortgage Lending Operations

         The table below summarizes the results of HomeAmerican's operations (in thousands).
                                                            Three Months
                                                           Ended March 31,
                                                           1997          1996
                                                       -----------   -----------
Gains on Sales of Mortgage Servicing................   $       338   $     2,622
Gains on Sales of Mortgage Loans, net...............   $     1,315   $       542

         Operating Profits..........................   $     1,574   $     3,622

Principal Amount of Originations and Purchases
     MDC home buyers................................   $   107,334   $    99,401
     Spot...........................................         6,920        13,333
     Correspondent..................................        15,443        10,963
                                                       -----------   -----------

         Total......................................   $   129,697   $   123,697
                                                       ===========   ===========

Capture Rate........................................           69%           65%
                                                       ===========   ===========


                                                         March 31,    December 31,      March 31,
                                                           1997           1996            1996
                                                       -----------    ------------    -----------
Composition of Servicing Portfolio at End of Period
     FHA insured/VA guaranteed......................  $    127,214    $    117,681   $     96,946
     Conventional...................................       292,107         277,217        347,959
                                                      ------------    ------------   ------------

 Total Servicing Portfolio..........................  $    419,321    $    394,898   $    444,905
                                                      ============    ============   ============

 Salable Portion of Servicing Portfolio.............  $    323,468<F1>$   292,428<F1>$    309,097<F2>
                                                      ============    ============   ============

          <F1> Substantially  all  originated  subsequent  to the  adoption of
               SFAS 122 (as  hereinafter defined).
          <F2> Included servicing originated prior to 1996 of $202,156.

         HomeAmerican's operating profit for the first quarter of 1997 decreased, compared with the same period in 1996, primarily due to the $2,284,000 decrease in gains from sales of mortgage servicing, partially offset by a $773,000 increase in gains from sales of mortgage loans. Both of these differences principally resulted from sales of mortgage loans and mortgage loan servicing in the first quarter of 1996 which were originated prior to the Company's required adoption, on January 1, 1996, of Statement of Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"), which was superseded by SFAS 125 (as hereinafter defined) on January 1, 1997.

         SFAS 125 requires the Company to allocate the costs of mortgage loans originated by HomeAmerican between the mortgage loans and the right to service the mortgage loans, based on their relative values. For mortgage loans originated by HomeAmerican prior to 1996, the costs of such loans were assigned to the mortgage loans, with no costs assigned to the servicing rights. Assuming that all other factors remain unchanged, SFAS 125 results in higher gains (or lower losses) on sales of mortgage loans originated by HomeAmerican after January 1, 1996 and, correspondingly, lower gains on sales of the related servicing rights, compared with gains or losses on sales of mortgage loans and related servicing rights originated by HomeAmerican prior to January 1, 1996.

         Similar to the first quarter of 1997, gains from sales of mortgage servicing in the second and third quarters of 1997 will be significantly lower than during the comparable periods in 1996, as the Company sold its pre-1996 servicing portfolio throughout the first three quarters of 1996. Because the Company sold its pre-1996 mortgage loans during the first quarter of 1996, the comparability of gains (or losses) on mortgage loan sales in future quarters will not be impacted by the application of SFAS 125. See "Forward-Looking Statements" below.

         HomeAmerican's loan originations and purchases increased by 5% in the first quarter of 1997, compared with the same period in 1996. This increase is primarily due to increases in (i) the Company's home closings; and (ii) HomeAmerican's "Capture Rate", or the number of mortgage loans originated for MDC home buyers as a percentage of total MDC home closings. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 83% of the principal amount of mortgage loans originated and purchased by HomeAmerican in the first quarter of 1997 and throughout 1996.

         Forward Sales Commitments - HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. Such contracts are the only significant financial derivative instrument utilized by MDC.

      Asset Management Operations

         The table below summarizes the results of the asset management operations (in thousands).

                                                           Three Months
                                                          Ended March 31,
                                                         1997          1996
                                                     -----------   -----------

  Gains on Sales of Mortgage-Related Assets.......   $        98   $       935
  Management Fees from REITs, net.................   $       - -   $       212
  Operating Profits...............................   $       306   $     1,374

         Due to the sale of FAMC in September 1996 and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results related to the asset management operations are expected to be immaterial. See "Forward-Looking Statements" below.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred which is not capitalized is reflected as interest expense and totalled $761,000 for the first quarter of 1997, compared with $1,851,000 for the first quarter of 1996.

         Corporate and homebuilding interest incurred decreased by 11% to $6,924,000 for the first quarter of 1997, compared with $7,774,000 for the same period in 1996, primarily due to (i) lower average outstanding borrowings during the first quarter of 1997, compared with the first quarter of 1996, resulting from reduced homebuilding inventories and the increased use of internally generated funds; and (ii) lower average effective interest rates with respect to the Company's variable-rate debt in 1997.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $3,246,000 during the first quarter of 1997, compared with $2,601,000 during the first quarter of 1996. The $645,000 increase in the first quarter of 1997 primarily was due to the favorable impact of an insurance settlement of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures which were previously expensed, which more than offset reduced insurance costs, debt-related fixed charges and legal expenses during the first quarter of 1997.

         Income Taxes -  M.D.C.  Holdings,   Inc.   and   its   wholly   owned
subsidiaries file a consolidated federal income tax return (an "MDC Consolidated Return"). Richmond American Homes of Colorado, Inc. (formerly Richmond Homes, Inc. I) and its wholly owned subsidiaries filed a separate consolidated federal income tax return (each a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through February 2, 1994, the date Richmond American Homes of Colorado, Inc. became a wholly owned subsidiary of MDC.

         MDC's  overall   effective   income  tax  rates  of  37.8%  and  36.5%,
respectively, for the first quarters of 1997 and 1996, differed from the federal statutory rate of 35% due to the impact of state income taxes.

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

Capital Resources

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded Senior Notes and subordinated notes due primarily in 2003 and 2005, respectively; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         MDC anticipates acquiring finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1997. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

         The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere herein, in particular, increases in interest rates. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - In March 1997, the Company modified its agreement with a group of banks for its unsecured revolving line of credit. Under the modified terms, the available borrowings have been increased to $175,000,000 from $150,000,000, and the maturity date of the agreement has been extended for one year to June 30, 2001, although a term-out of this credit may commence earlier under certain circumstances. At March 31, 1997, $11,842,000 was borrowed under this line of credit.

         Homebuilding lines of credit and other at March 31, 1997 included $39,520,000 due from the Company upon settlement of the March 31 Senior Note repurchase transaction. This transaction settled and the amount due was paid by the Company on April 3, 1997.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are normally sold within 35 days after origination or purchase. During the first quarter of 1997 and 1996, HomeAmerican sold $142,759,000 and $125,452,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at March 31, 1997 was $51,000,000. At March 31, 1997, $16,147,000
was borrowed and an additional $16,896,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's Senior Notes, subordinated notes and bank lines of credit include representations, warranties and covenants, the most restrictive of which require that the Company maintain certain minimum defined stockholders' equity. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first quarter of 1997, the Company used $7,349,000 of cash to repurchase 838,000 shares of MDC Common Stock. The Company also used $1,633,000 of cash in its operating activities. The Company financed these activities primarily with internally generated funds and line of credit borrowings.

         During the first quarter of 1996, the Company generated $13,094,000 in cash from operating and investing activities. The Company used this cash primarily to pay down lines of credit and notes payable by $10,398,000 and to repurchase, for $1,645,000, 230,000 shares of MDC Common Stock.

            ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS


         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). The Company's adoption of SFAS 125 on January 1, 1997 did not have a material adverse impact on the results of operations or financial condition of the Company.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share, based on income before extraordinary item, would have been $.20 and $.22 for the first quarter of 1997 and 1996, respectively. Basic earnings per share, based on net income, would have been unchanged for the first quarter of 1997 and 1996. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the first quarter of 1997 and 1996.


                                     OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) demographic changes; (vi) shortages and the cost of labor; (vii) weather-related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation, including interpretation of tax and environmental laws; (xi) changes in consumer confidence; (xii) required accounting changes; and (xiii) other factors over which the Company has little or no control.

                            M.D.C. HOLDINGS, INC.
                                 FORM 10-Q


                                   PART II



ITEM 1.  LEGAL PROCEEDINGS.


         The Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

         Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims, including claims for damages as a result of expansive soils.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         MDC held its Annual Meeting of Shareowners (the "Meeting") on April 25, 1997. At the Meeting, (i) Mr. Larry A. Mizel was elected as a Class I Director for a one-year term expiring in 1998; (ii) Messrs. Steven J. Borick and David D. Mandarich were elected as Class III Directors for three-year terms expiring in 2000; (iii) an amendment to the Company's Director Equity Incentive Plan (the "Plan") to increase by 350,000 the number of shares of MDC Common Stock authorized for issuance pursuant to the Plan was approved; and (iv) a proposal submitted by a shareowner to provide for cumulative voting in the election of directors was not approved.


ITEM 5.  OTHER INFORMATION.


         The Company's 1997 Proxy Statement and notes to the financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 disclosed that, during 1996, the Company paid $11,489,000 for plumbing, door and millwork services provided by companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer and director of the Company. The actual amount paid in 1996 to these companies for these services was $3,586,000. In addition, it was disclosed that total fees in 1996 for advertising and marketing design services paid to a marketing and communications firm owned by the brother-in-law of an officer and director of the Company were $305,000. The actual amount paid to this firm in 1996 was $499,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (a) Exhibit:

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


Date:  May 7, 1997                            M.D.C. HOLDINGS, INC.
       -----------                            (Registrant)



                                               By: /s/ Paris G. Reece III
                                                   -------------------------
                                                   Paris G. Reece III,
                                                   Senior Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer