Form 10-Q
period 1997-06-30
MDC HOLDINGS INC
filed 1997-08-07
CIK 773141

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of August 1, 1997, 17,591,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                        Page
                                                                         No.
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 1997 (Unaudited)
                          and December 31, 1996.........................  1

                         Statements of Income (Unaudited) for the three
                          and six months ended June 30, 1997 and 1996...  3

                         Statements of Cash Flows (Unaudited) for the
                          six months ended June 30, 1997 and 1996.......  4

                         Notes to Financial Statements (Unaudited)......  5

               Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations. 15

Part II.       Other Information:

               Item 1.   Legal Proceedings.............................. 26

               Item 4.   Submission of Matters to a Vote of Shareowners. 26

               Item 5.   Other Information.............................. 26

               Item 6.   Exhibits and Reports on Form 8-K............... 26

                                      (i)


                               M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                                  (In thousands)

                                                      June 30,    December 31,
                                                        1997          1996
                                                    -----------   ------------
ASSETS                                              (Unaudited)
Corporate
   Cash and cash equivalents......................   $    6,892    $     7,235
   Property and equipment, net....................        9,445          9,411
   Deferred income taxes..........................        9,762         10,804
   Deferred debt issue costs, net.................        7,221          9,155
   Other assets, net..............................        2,799          3,557
                                                     ----------    -----------
                                                         36,119         40,162
                                                     ----------    -----------

Homebuilding
   Cash and cash equivalents......................        3,746          3,393
   Home sales and other accounts receivable.......       18,567         10,218
   Investments and marketable securities, net.....        4,020          5,159
   Inventories, net
     Housing completed or under construction......      271,362        251,885
     Land and land under development..............      181,003        182,927
   Prepaid expenses and other assets, net.........       56,642         57,722
                                                     ----------    -----------
                                                        535,340        511,304
                                                     ----------    -----------
Financial Services
   Cash and cash equivalents......................          825            676
   Accrued interest and other assets, net.........        5,538          6,419
   Mortgage loans held in inventory, net..........       57,935         58,742
                                                     ----------    -----------
                                                         64,298         65,837
                                                     ----------    -----------

         Total Assets.............................   $  635,757    $   617,303
                                                     ==========    ===========

           See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                                      June 30,    December 31,
                                                        1997          1996
                                                    -----------   ------------
LIABILITIES                                         (Unaudited)
Corporate
   Accounts payable and accrued expenses..........  $    11,504   $    13,519
   Income taxes payable...........................        9,069        11,434
   Note payable...................................        3,460         3,487
   Senior Notes, net..............................      150,262       187,721
   Subordinated notes, net........................       38,227        38,225
                                                    -----------   -----------
                                                        212,522       254,386
                                                    ----------    -----------
Homebuilding
   Accounts payable and accrued expenses..........      107,873       114,794
   Line of credit.................................       70,576        11,832
   Notes payable..................................        2,926         3,063
                                                    -----------   -----------
                                                        181,375       129,689
                                                    ----------    -----------
Financial Services
   Accounts payable and accrued expenses..........        9,322        10,363
   Line of credit.................................       18,404         9,018
                                                    -----------   -----------
                                                         27,726        19,381
         Total Liabilities........................      421,623       403,456
                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES.....................          - -           - -
                                                    -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
    shares authorized; none issued................         - -           - -
   Common Stock, $.01 par value;  100,000,000
     shares authorized;  23,394,000 and 23,050,000
     shares issued, respectively, at June 30, 1997
     and December 31, 1996........................           234           231
   Additional paid-in capital.....................       141,218       138,705
   Retained earnings..............................       112,249       106,189
                                                     -----------   -----------
                                                         253,701       245,125
   Less treasury stock, at cost; 5,903,000 and
     4,966,000 shares, respectively, at
     June 30, 1997 and December 31, 1996..........       (39,567)      (31,278)
                                                     -----------   -----------
         Total Stockholders' Equity...............       214,134       213,847
                                                     -----------   -----------

         Total Liabilities and Stockholders' Equity  $   635,757   $   617,303
                                                     ===========   ===========

         See notes to condensed consolidated financial statements.


                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                     (In thousands, except per share amounts)
                                  (Unaudited)

                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                            1997          1996          1997          1996
                                        -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.....................    $   233,542   $   230,329   $   422,691   $   421,605
   Financial Services...............          3,449         6,950         7,680        14,688
   Corporate........................            294           497           733           729
                                        -----------   -----------   -----------   -----------

       Total Revenues...............        237,285       237,776       431,104       437,022
                                        -----------   -----------   -----------   -----------

COSTS AND EXPENSES

   Homebuilding......................       223,704       223,286       405,398       408,528
   Financial Services................         2,045         3,348         4,396         6,090
   Corporate general and
    administrative...................         3,254         2,980         6,500         5,581
   Corporate and homebuilding
    interest.........................           - -         1,027           761         2,878
                                        -----------   -----------   -----------   -----------

       Total Expenses................       229,003       230,641       417,055       423,077
                                        -----------   -----------   -----------   -----------

Income before income taxes and
  extraordinary item.................         8,282         7,135        14,049        13,945
Provision for income taxes...........        (3,148)       (2,603)       (5,329)       (5,089)
                                        -----------   -----------   -----------   -----------
Income before extraordinary item.....         5,134         4,532         8,720         8,856
Extraordinary losses from early
  extinguishments of debt, net of
  income tax benefit of $1,336 for
  1997 and $242 for 1996.............           - -          (421)       (2,179)         (421)
                                        -----------   -----------   -----------   -----------

Net Income...........................   $     5,134   $     4,111   $     6,541   $     8,435
                                        ===========   ===========   ===========   ===========

EARNINGS PER SHARE

   Primary
     Income before extraordinary item.  $       .29   $       .23   $       .48   $       .45
                                        ===========   ===========   ===========   ===========
     Net Income.......................  $       .29   $       .21   $       .36   $       .43
                                        ===========   ===========   ===========   ===========

   Fully diluted
     Income before extraordinary item.  $       .26   $       .21   $       .44   $       .42
                                        ===========   ===========   ===========   ===========
     Net Income.......................  $       .26   $       .20   $       .34   $       .40
                                        ===========   ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary............................       17,970        19,365        18,226        19,612
                                        ===========   ===========   ===========   ===========

   Fully diluted......................       21,614        22,978        21,850        23,225
                                        ===========   ===========   ===========   ===========

DIVIDENDS PER SHARE...................  $       .03   $       .03   $       .06   $       .06
                                        ===========   ===========   ===========   ===========

         See notes to condensed consolidated financial statements.
                                    -3-


                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                         Six months
                                                        Ended June 30,
                                                     1997           1996
                                                 -----------    -----------
OPERATING ACTIVITIES
Net Income...................................    $     6,541    $     8,435
Adjustments To Reconcile Net Income To Net
   Cash Provided By (Used In)
   Operating Activities:
      Depreciation and amortization..........          6,536          5,744
      Homebuilding asset impairment charges..          2,350          2,870
      Deferred income taxes..................          1,042          4,779
      Gains on sales of mortgage-related
        assets...............................            (55)        (1,007)
      Net changes in assets and liabilities
          Home sales and other accounts
            receivable.......................         (8,349)         3,282
          Homebuilding inventories...........        (19,216)       (13,723)
          Mortgage loans held in inventory...            807          2,465
          Other assets and liabilities, net..        (13,454)        (4,631)
                                                 -----------    -----------

Net Cash Provided By (Used In) Operating
  Activities.................................        (23,798)         8,214
                                                 -----------    -----------

INVESTING ACTIVITIES

Net Proceeds From Mortgage-Related Assets
  and Liabilities............................          1,558          1,991
Other, net...................................           (152)         1,843
                                                 -----------    -----------

Net Cash Provided By Investing Activities....          1,406          3,834
                                                 -----------    -----------

FINANCING ACTIVITIES

Lines of Credit
      Advances...............................        495,186        487,062
      Principal payments.....................       (427,056)      (482,023)
Notes Payable
      Borrowings.............................             98            480
      Principal payments.....................        (38,164)       (10,071)
Stock Repurchases............................         (7,349)        (5,016)
Dividend Payments............................         (1,072)        (1,141)
Other, net...................................            908          1,434
                                                 -----------    -----------

Net Cash Provided By (Used In) Financing
  Activities.................................         22,551         (9,275)
                                                 -----------    -----------

Net Increase In Cash and Cash Equivalents....            159          2,773

Cash and Cash Equivalents

      Beginning of Period.....................         11,304         20,795
                                                  -----------    -----------

      End of Period...........................    $    11,463    $    23,568
                                                  ===========    ===========

         See notes to condensed consolidated financial statements.
                                      -4-

                                M.D.C. HOLDINGS, INC.
                Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1997 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Six Months
                                                             Ended June 30,                Ended June 30,
                                                          1997          1996             1997           1996
                                                      -----------    -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   229,769    $   229,006     $   416,954     $   415,029
              Land sales.........................           3,555          1,087           5,245           6,246
              Other revenues.....................             218            236             492             330
                                                      -----------    -----------     -----------     -----------

                                                          233,542        230,329         422,691         421,605
                                                      -----------    -----------     -----------     -----------

              Home cost of sales.................         196,224        198,102         355,947         358,918
              Land cost of sales.................           3,132          1,023           4,455           5,955
              Asset impairment charges...........           1,100          2,870           2,350           2,870
              Marketing..........................          15,585         14,265          28,100          26,247
              General and administrative.........           7,663          7,026          14,546          14,538
                                                      -----------    -----------     -----------     -----------

                                                          223,704        223,286         405,398         408,528
                                                      -----------    -----------     -----------     -----------

                  Homebuilding Operating Profit..
                                                            9,838          7,043          17,293          13,077
                                                      -----------    -----------     -----------     -----------

                                      -5-


                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                          1997          1996             1997           1996
                                                      -----------    -----------     -----------     -----------
         Financial Services
            Mortgage Lending Revenues
              Interest revenues..................     $       279    $       869     $       946     $     1,674
              Origination fees...................           1,554          1,570           3,016           2,959
              Gains on sales of mortgage servicing
                                                              213          1,531             551           4,153
              Gains on sales of mortgage  loans,
                net..............................           1,177          1,151           2,492           1,693
              Mortgage servicing and other.......             151            522             279             908
            Asset Management Revenues
              Management fees and other..........              75          1,307             396           3,301
                                                      -----------    -----------     -----------     -----------
                                                            3,449          6,950           7,680          14,688
                                                      -----------    -----------     -----------     -----------
         General and Administrative Expenses
              Mortgage Lending...................           2,033          2,499           4,369           4,621
              Asset Management...................              12            849              27           1,469
                                                      -----------    -----------     -----------     -----------
                                                            2,045          3,348           4,396           6,090
                                                      -----------    -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           1,404          3,602           3,284           8,598
                                                      -----------    -----------     -----------     -----------

          Total Operating Profit.................          11,242         10,645          20,577          21,675
                                                      -----------    -----------     -----------     -----------

         Corporate
              Interest and other revenues........             294            497             733             729
              Interest expense...................             - -         (1,027)           (761)         (2,878)
              General and administrative.........          (3,254)        (2,980)         (6,500)         (5,581)
                                                      -----------    -----------     -----------     -----------
                  Net Corporate Expenses.........          (2,960)        (3,510)         (6,528)         (7,730)
                                                      -----------    -----------     -----------     -----------

         Income Before Income Taxes and
            Extraordinary Item...................     $     8,282    $     7,135     $    14,049     $    13,945
                                                      ===========    ===========     ===========     ===========

C.    Corporate and Homebuilding Interest Activity (in thousands)


                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                          1997          1996             1997           1996
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    41,162    $    40,342     $    40,745     $    40,217

         Interest incurred.......................           6,579          7,605          13,503          15,379

         Interest expensed.......................             - -         (1,027)           (761)         (2,878)

         Previously capitalized interest included
            in cost of sales.....................          (7,082)        (7,081)        (12,828)        (12,879)
                                                      -----------    -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, end of period.............     $    40,659    $    39,839     $    40,659     $    39,839
                                                      ===========    ===========     ===========     ===========

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

         The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, during the three and six months ended June 30, 1996, due to the write-off of unamortized discounts and deferred financing costs in connection with the April 1996 retirement of certain secured bank lines of credit and project loans with proceeds from the Company's unsecured revolving line of credit.

F.    Earnings Per Share

         Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. The computation of fully diluted earnings per share also assumes the conversion into Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes due December 2005 (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share. The primary and fully diluted earnings per share calculations are shown below (in thousands, except per share amounts).


                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                   1997          1996          1997          1996
                                                                -----------   -----------   -----------   -----------
          Primary Calculation
          Income before extraordinary item...................   $     5,134   $     4,532   $     8,720   $     8,856
          Extraordinary loss, net............................           - -          (421)       (2,179)         (421)
                                                                -----------   -----------   -----------   -----------
                   Net Income................................   $     5,134   $     4,111   $     6,541   $     8,435
                                                                ===========   ===========   ===========   ===========

          Weighted-average shares outstanding................        17,463        18,831        17,671        19,055
          Common Stock equivalents - stock options...........           507           534           555           557
                                                                -----------   -----------   -----------   -----------
                   Total Weighted-Average Shares.............        17,970        19,365        18,226        19,612
                                                                ===========   ===========   ===========   ===========

          Primary Earnings Per Share
                   Income before extraordinary item..........   $       .29   $       .23   $       .48   $       .45
                                                                ===========   ===========   ===========   ===========
                   Net Income................................   $       .29   $       .21   $       .36   $       .43
                                                                ===========   ===========   ===========   ===========

          Fully Diluted Calculation
          Income before extraordinary item...................   $     5,134   $     4,532   $     8,720   $     8,856
          Adjustment for interest on Convertible
            Subordinated Notes, net of income tax benefit;
            conversion assumed...............................           394           402           787           804
                                                                -----------   -----------   -----------   -----------
                   Adjusted income before extraordinary item.         5,528         4,934         9,507         9,660
          Extraordinary loss, net............................           - -          (421)       (2,179)         (421)
                                                                -----------   -----------   -----------   -----------
                   Adjusted Net Income.......................   $     5,528   $     4,513   $     7,328   $     9,239
                                                                ===========   ===========   ===========   ===========

          Weighted-average shares outstanding................        17,463        18,831        17,671        19,055
          Common Stock equivalents - stock options...........           538           534           566           557
          Shares issuable upon conversion of Convertible
            Subordinated Notes; conversion assumed...........         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
                   Total Weighted-Average Shares.............        21,614        22,978        21,850        23,225
                                                                ===========   ===========   ===========   ===========

          Fully Diluted Earnings Per Share
                   Income before extraordinary item..........   $       .26   $       .21   $       .44   $       .42
                                                                ===========   ===========   ===========   ===========
                   Net Income................................   $       .26   $       .20   $       .34   $       .40
                                                                ===========   ===========   ===========   ===========

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share, based on income before extraordinary item, would have been $.29 and $.24 for the second quarter of 1997 and 1996, respectively, and $.49 and $.46 for the first half of 1997 and 1996, respectively. Basic earnings per share, based on net income, would have been $.29 and $.22 for the second quarter of 1997 and 1996, respectively, and $.37 and $.44 for the first half of 1997 and 1996, respectively. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the second quarter and first half of 1997 and 1996.

G.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                              Six Months
                                                                            Ended June 30,
                                                                          1997            1996
                                                                      -----------     -----------
    Cash paid during the period for:
         Interest, net of amounts capitalized......................   $     3,159     $     5,481
         Income taxes..............................................   $     4,656     $     3,836

    Non-cash transactions:
         Homebuilding land inventory sales financed by MDC.........   $       538     $       206
         Homebuilding inventory purchases financed by seller.......   $       - -     $     5,858


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


                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                   June 30, 1997
                                                  (In thousands)

                                                              Unconsolidated
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating   Consolidated
ASSETS                                             MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
Corporate
   Cash and cash equivalents...............   $     6,892   $       - -   $       - -   $       - -    $     6,892
   Investments in subsidiaries.............       183,581           - -        17,422      (201,003)           - -
   Advances and notes receivable - Parent
     and subsidiaries......................       207,280            35         6,895      (214,210)           - -
   Other assets............................        29,091           - -           136           - -         29,227
                                              -----------   -----------   -----------   -----------    -----------
                                                  426,844            35        24,453      (415,213)        36,119
                                              -----------   -----------   -----------   -----------    -----------

Homebuilding
   Cash and cash equivalents...............           - -         3,713            33           - -          3,746
   Inventories, net
     Housing completed or under construction           73       271,289           - -           - -        271,362
     Land and land under development.......           - -       160,477        21,317          (791)       181,003
   Other assets............................         6,310        66,127        21,602       (14,810)        79,229
                                              -----------   -----------   -----------   -----------    -----------
                                                    6,383       501,606        42,952       (15,601)       535,340
                                              -----------   -----------   -----------   -----------    -----------

Financial Services.........................           - -           - -        64,298           - -         64,298
                                              -----------   -----------   -----------   -----------    -----------

         Total Assets......................   $   433,227   $   501,641   $   131,703   $  (430,814)   $   635,757
                                              ===========   ===========   ===========   ===========    ===========
LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    11,123   $       - -   $       381   $        - -   $    11,504
   Advances and notes payable -  Parent and
     subsidiaries..........................         3,211       191,107        27,912       (222,230)          - -
   Income taxes payable....................         9,069           - -           - -            - -         9,069
   Note payable............................         3,460           - -           - -            - -         3,460
   Senior Notes, net.......................       150,262           - -           - -            - -       150,262
   Subordinated notes, net.................        38,227           - -           - -            - -        38,227
                                              -----------   -----------   -----------   ------------   -----------
                                                  215,352       191,107        28,293       (222,230)      212,522
                                              -----------   -----------   -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses...         3,741        82,442        21,690            - -       107,873
   Line of credit and notes payable........           - -        73,502           - -            - -        73,502
                                              -----------   -----------   -----------   ------------   -----------
                                                    3,741       155,944        21,690            - -       181,375
                                              -----------   -----------   -----------   ------------   -----------

Financial Services.........................           - -           - -        41,996        (14,270)       27,726
                                              -----------   -----------   -----------   ------------   -----------

         Total Liabilities.................       219,093       347,051        91,979       (236,500)      421,623
                                              -----------   -----------   -----------   ------------   -----------

STOCKHOLDERS' EQUITY.......................       214,134       154,590        39,724       (194,314)      214,134
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities and
           Stockholders' Equity............   $   433,227   $   501,641   $   131,703   $   (430,814)  $   635,757
                                              ===========   ===========   ===========   ============   ===========

                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                 December 31, 1996
                                                  (In thousands)

                                                              Unconsolidated
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
ASSETS                                             MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   ------------   -----------
Corporate
   Cash and cash equivalents...............   $      7,235  $        - -  $        - -  $        - -  $      7,235
   Investments in subsidiaries.............        219,387           - -        17,434      (236,821)          - -
   Advances and notes receivable - Parent
     and subsidiaries......................        207,946             4           787      (208,737)          - -
   Other assets............................         32,780           - -           147           - -        32,927
                                              ------------  ------------  ------------  ------------  ------------
                                                   467,348             4        18,368      (445,558)       40,162
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Cash and cash equivalents...............              1         3,391             1           - -         3,393
   Inventories, net
     Housing completed or under construction           - -       251,885           - -           - -       251,885
     Land and land under
       development.........................            - -       159,871        24,031          (975)      182,927
   Other assets ...........................          7,582        48,737        20,775        (3,995)       73,099
                                              ------------  ------------  ------------  ------------  ------------
                                                     7,583       463,884        44,807        (4,970)      511,304
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        65,837           - -        65,837
                                              ------------  ------------  ------------  ------------  ------------

         Total Assets......................   $    474,931  $    463,888  $    129,012  $   (450,528) $    617,303
                                              ============  ============  ============ =============  ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $     13,086  $       - -   $       433   $        - -  $    13,519
   Advances and notes payable -     Parent
     and subsidiaries......................          2,085       197,448        36,119      (235,652)          - -
   Income taxes payable....................         11,434           - -           - -           - -        11,434
   Note payable............................          3,487           - -           - -           - -         3,487
   Senior Notes, net.......................        187,721           - -           - -           - -       187,721
   Subordinated notes, net.................         38,225           - -           - -           - -        38,225
                                              ------------  ------------  ------------  ------------  ------------
                                                   256,038       197,448        36,552      (235,652)      254,386
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Accounts payable and accrued expenses...          5,046        88,240        21,508           - -       114,794
   Lines of credit and notes payable.......            - -        14,895           - -           - -        14,895
                                              ------------  ------------  ------------  ------------  ------------
                                                     5,046       103,135        21,508           - -       129,689
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        23,376        (3,995)       19,381
                                              ------------  ------------  ------------  ------------  ------------
         Total Liabilities.................        261,084       300,583        81,436      (239,647)      403,456
                                              ------------  ------------  ------------  ------------  ------------

STOCKHOLDERS' EQUITY.......................        213,847       163,305        47,576      (210,881)      213,847
                                              ------------  ------------  ------------  ------------  ------------
         Total Liabilities and
           Stockholders' Equity............   $    474,931  $    463,888  $    129,012  $   (450,528) $    617,303
                                              ============  ============  ============ =============  ============


                                               M.D.C. Holdings, Inc.
                                    Supplemental Combining Statements of Income
                                                  (In thousands)
                                         Three Months Ended June 30, 1997

                                                             Unconsolidated
                                                                            Non-
                                                              Guarantor   Guarantor     Eliminating   Consolidated
                                                   MDC      Subsidiaries Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.............................  $        65   $   233,098   $       379   $       - -   $   233,542
   Financial Services.......................          - -           - -         3,449           - -         3,449
   Corporate................................          278             3            13           - -           294
   Equity in earnings of subsidiaries.......        6,137           - -           - -        (6,137)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        6,480       233,101         3,841        (6,137)      237,285
                                              -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.............................           30       223,225           373            76       223,704
   Financial Services.......................          - -           - -         2,045           - -         2,045
   Corporate general and administrative.....        3,246           - -             8           - -         3,254
   Corporate and homebuilding  interest.....       (5,037)        4,386           596            55           - -
                                              -----------   -----------   -----------   -----------   -----------
        Total Expenses......................       (1,761)      227,611         3,022           131       229,003
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes...............        8,241         5,490           819        (6,268)        8,282
   Provision for income taxes...............       (3,109)       (2,472)         (295)        2,728        (3,148)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     5,132   $     3,018   $       524   $    (3,540)  $     5,134
                                              ===========   ===========   ===========   ===========   ===========

                                         Three Months Ended June 30, 1996

REVENUES
   Homebuilding.............................  $        64   $   230,256   $         9   $       - -   $   230,329
   Financial Services.......................          - -           - -         6,950           - -         6,950
   Corporate................................          488             7             2           - -           497
   Equity in earnings of subsidiaries.......        5,404           - -           - -        (5,404)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        5,956       230,263         6,961        (5,404)      237,776
                                              -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.............................           30       223,085            96            75       223,286
   Financial Services.......................          - -           - -         3,348           - -         3,348
   Corporate general and administrative.....        2,972           - -             8           - -         2,980
   Corporate and homebuilding  interest.....       (4,181)        4,527           642            39         1,027
                                              -----------   -----------   -----------   -----------   -----------
        Total Expenses......................       (1,179)      227,612         4,094           114       230,641
                                              -----------   -----------   -----------   -----------   -----------

   Income before income taxes and
     extraordinary item.....................        7,135         2,651         2,867        (5,518)        7,135
   Provision for income taxes...............       (2,603)         (968)       (1,192)        2,160        (2,603)
                                              -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item.........        4,532         1,683         1,675        (3,358)        4,532
   Extraordinary loss, net of income tax
     benefit of $242.......................          (421)          - -           - -           - -          (421)
                                              -----------   -----------   -----------   -----------   -----------

NET INCOME..................................  $     4,111   $     1,683   $     1,675   $    (3,358)  $     4,111
                                              ===========   ===========   ===========   ===========   ===========

                                               M.D.C. Holdings, Inc.
                                    Supplemental Combining Statements of Income
                                                  (In thousands)
                                          Six Months Ended June 30, 1997

                                                               Unconsolidated
                                                                                 Non-
                                                                  Guarantor    Guarantor     Eliminating  Consolidated
                                                       MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                                  -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding..............................     $       107   $   422,065   $       519   $       - -   $   422,691
   Financial Services........................             - -           - -         7,680           - -         7,680
   Corporate.................................             519             3           211           - -           733
   Equity in earnings of subsidiaries........          10,021           - -           - -       (10,021)          - -
                                                  -----------   -----------   -----------   -----------   -----------
         Total Revenues......................          10,647       422,068         8,410       (10,021)      431,104
                                                  -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding..............................              87       404,523           637           151       405,398
   Financial Services........................             - -           - -         4,396           - -         4,396
   Corporate general and administrative......           6,492           - -             8           - -         6,500
   Corporate and homebuilding interest.......          (9,940)        9,339         1,242           120           761
                                                  -----------   -----------   -----------   -----------   -----------
         Total Expenses......................          (3,361)      413,862         6,283           271       417,055
                                                  -----------   -----------   -----------   -----------   -----------

   Income before income taxes and extraordinary
     item....................................          14,008         8,206         2,127       (10,292)       14,049
   Provision for income taxes................          (5,290)       (3,506)         (751)        4,218        (5,329)
                                                  -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item..........           8,718         4,700         1,376        (6,074)        8,720
   Extraordinary loss, net of income tax
     benefit of $1,336.......................          (2,179)          - -           - -           - -        (2,179)
                                                  -----------   -----------   -----------   -----------   -----------

NET INCOME...................................     $     6,539   $     4,700   $     1,376   $    (6,074)  $     6,541
                                                  ===========   ===========   ===========   ===========   ===========

                                          Six Months Ended June 30, 1996

REVENUES
   Homebuilding..............................     $       143   $   421,450   $        12   $       - -   $   421,605
   Financial Services........................             - -           - -        14,688           - -        14,688
   Corporate.................................             705            13            11           - -           729
   Equity in earnings of subsidiaries........          10,995           - -           - -       (10,995)          - -
                                                  -----------   -----------   -----------   -----------   -----------
         Total Revenues......................          11,843       421,463        14,711       (10,995)      437,022
                                                  -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding..............................             448       407,666           264           150       408,528
   Financial Services........................             - -           - -         6,090           - -         6,090
   Corporate general and administrative......           5,566           - -            15           - -         5,581
   Corporate and homebuilding interest.......          (8,116)        9,575         1,345            74         2,878
                                                  -----------   -----------   -----------   -----------   -----------
         Total Expenses......................          (2,102)      417,241         7,714           224       423,077
                                                  -----------   -----------   -----------   -----------   -----------

   Income before income taxes and extraordinary
     item....................................          13,945         4,222         6,997       (11,219)       13,945
   Provision for income taxes................          (5,089)       (1,594)       (2,870)        4,464        (5,089)
                                                  -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item..........           8,856         2,628         4,127        (6,755)        8,856
   Extraordinary loss, net of income tax
     benefit of $242.........................            (421)          - -           - -           - -          (421)
                                                  -----------   -----------   -----------   -----------   -----------

NET INCOME...................................     $     8,435   $     2,628   $     4,127   $    (6,755)  $     8,435
                                                  ===========   ===========   ===========   ===========   ===========

                                               M.D.C. Holdings, Inc.
                                  Supplemental Combining Statement of Cash Flows
                                                  (In thousands)
                                          Six Months Ended June 30, 1997

                                                             Unconsolidated
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Operating
   Activities...............................  $    42,874   $   (51,427)  $     3,650   $   (18,895)  $   (23,798)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities...............................        1,097          (484)       (4,680)        5,473         1,406
                                              -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................        1,126        (6,341)       (8,207)       13,422           - -
Lines of Credit
     Advances...............................          - -       485,800         9,386           - -       495,186
     Principal payments.....................          - -      (427,056)          - -           - -      (427,056)
Notes Payable...............................      (37,929)         (137)          - -           - -       (38,066)
Other, net..................................       (7,513)          - -           - -           - -        (7,513)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities...............................      (44,316)       52,266         1,179        13,422        22,551
                                              -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash And Cash
   Equivalents..............................         (345)          355           149           - -           159
Cash And Cash Equivalents
   Beginning Of Period......................        7,236         3,391           677           - -        11,304
                                              -----------   -----------   -----------   -----------   -----------
   End Of Period............................  $     6,891   $     3,746   $       826   $       - -   $    11,463
                                              ===========   ===========   ===========   ===========   ===========

                                          Six Months Ended June 30, 1996

Net Cash Provided By (Used In) Operating
   Activities...............................  $   105,651   $   (12,791)  $     4,214   $   (88,860)  $     8,214
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities...............................       (9,198)          958        (1,017)       13,091         3,834
                                              -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................      (84,016)          210         8,037        75,769           - -
Lines of Credit
     Advances...............................          - -       487,062           - -           - -       487,062
     Principal payments.....................          - -      (473,052)       (8,971)          - -      (482,023)
Other, net..................................       (8,281)       (2,284)       (3,749)          - -       (14,314)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities...............................      (92,297)       11,936        (4,683)       75,769        (9,275)
                                              -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash And Cash
   Equivalents..............................        4,156           103        (1,486)          - -         2,773
Cash And Cash Equivalents
   Beginning Of Period......................       10,296         5,054         5,445           - -        20,795
                                              -----------   -----------   -----------   -----------   -----------
   End Of Period............................  $    14,452   $     5,157   $     3,959   $       - -   $    23,568
                                              ===========   ===========   ===========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                  INTRODUCTION


         MDC  is  a  major  regional   homebuilder  and  is  the  ninth  largest
homebuilder in the United States. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC builds and sells homes under the name "Richmond American Homes" in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia and Suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. In its financial services segment,
(i) HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc. "HomeAmerican") provides mortgage loans primarily to the
Company's home buyers (the mortgage lending operations); and (ii) through September 30, 1996, Financial Asset Management LLC (a former indirect subsidiary of M.D.C. Holdings, Inc., "FAMC") managed, by contract, the operations of two publicly traded real estate investment trusts (each, a "REIT") (the asset management operations).


                               RESULTS OF OPERATIONS


      The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                         Three Months                 Six Months
                                        Ended June 30,               Ended June 30,
                                      1997          1996          1997          1996
                                  -----------   -----------   -----------   -----------

      Revenues................    $   237,285   $   237,776   $   431,104   $   437,022

      Income before income
        taxes and extraordinary
        item..................    $     8,282   $     7,135   $    14,049   $    13,945

      Net Income..............    $     5,134   $     4,111   $     6,541   $     8,435

      Earnings Per Share:
         Primary
           Income before
            extraordinary item.   $       .29   $       .23   $       .48   $       .45
           Net Income..........   $       .29   $       .21   $       .36   $       .43

         Fully Diluted
           Income before
            extraordinary item.   $       .26   $       .21   $       .44   $       .42
           Net Income..........   $       .26   $       .20   $       .34   $       .40

         Income before income taxes and extraordinary item increased in the second quarter and first half of 1997, compared with the same periods in 1996. These increases resulted from (i) higher operating profits from the Company's homebuilding operations in the second quarter and first half of 1997, primarily due to a 110 basis point increase in the Company's Home Gross Margins (as hereinafter defined); and (ii) decreased interest expense. These improvements to income in 1997 partially were offset by lower operating profits from the Company's financial services segment, primarily due to (i) net increases to income in the second quarter and first half of 1996 totalling approximately $1,600,000 and $3,400,000, respectively, which will not recur as a result of the September 1996 sale of FAMC and a required change in accounting principle regarding mortgage loans and mortgage loan servicing rights; and (ii) lower gains from sales of mortgage-related assets in the second quarter and first half of 1997.

         Net income for the first half of 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 face value (20% of the outstanding amount) of its Senior Notes. The loss resulted from the repurchase of the Senior Notes above their carrying value and the write-off of related unamortized issuance costs. Net income for the three and six months ended June 30, 1996 included an extraordinary loss of $421,000, net of an income tax benefit of $242,000, due to the write-off of unamortized discounts and deferred financing costs in connection with the cancellation of secured lines of credit and project loans.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                             Three Months                  Six Months
                                                             Ended June 30,               Ended June 30,
                                                       -------------------------    ---------------------------
                                                          1997           1996           1997           1996
                                                       -----------   -----------    -----------    ------------

       Home Sales Revenues.........................    $   229,769    $   229,006    $   416,954    $   415,029
       Operating Profits Before Asset Impairment
         Charges...................................    $    10,938    $     9,913    $    19,643    $    15,947
       Operating Profits...........................    $     9,838    $     7,043    $    17,293    $    13,077
       Average Selling Price Per Home   Closed.....    $     178.9    $     176.7    $     177.0    $     176.8
       Home Gross Margins..........................          14.6%          13.5%          14.6%          13.5%

       Orders For Homes, net (units)
              Colorado.............................            502            410          1,075          1,078
              Mid-Atlantic.........................            289            225            616            652
              California...........................            259            200            493            449
              Arizona..............................            300            280            615            606
              Nevada...............................            151             70            230            121
                                                       -----------    -----------    -----------    -----------

                   Total...........................          1,501          1,185          3,029          2,906
                                                       ===========    ===========    ===========    ===========

       Homes Closed (units)
              Colorado.............................            399            498            790            935
              Mid-Atlantic.........................            307            238            504            395
              California...........................            198            208            373            403
              Arizona..............................            283            287            510            503
              Nevada...............................             97             65            179            111
                                                       -----------    -----------    -----------    -----------

                   Total...........................          1,284          1,296          2,356          2,347
                                                       ===========    ===========    ===========    ===========

                                                        June 30,      December 31,    June 30,
                                                           1997           1996           1996
                                                       -----------   ------------    --------
       Backlog (units)
              Colorado.............................            861            576            801
              Mid-Atlantic.........................            533            421            532
              California...........................            280            160            221
              Arizona..............................            336            231            337
              Nevada...............................            149             98             79
                                                       -----------    -----------    -----------

                   Total...........................          2,159          1,486          1,970
                                                       ===========    ===========    ===========

                   Estimated Sales Value...........    $   392,000    $   261,000    $   349,000
                                                       ===========    ===========    ===========

       Active Subdivisions
              Colorado.............................             53             51             48
              Mid-Atlantic.........................             51             53             49
              California...........................             14             20             20
              Arizona..............................             23             23             24
              Nevada...............................              9              5              3
                                                       -----------    -----------    -----------
                   Total...........................            150            152            144
                                                       ===========    ===========    ===========

         Home Sales Revenues and Homes Closed - Home sales revenues in the second quarter and first half of 1997 were (i) higher than home sales revenues for the same periods in 1996, notwithstanding approximately the same levels of total home closings, primarily due to increases in the average selling price per home closed (as discussed below); and (ii) the highest for all comparable periods in the Company's history, marking the fourth consecutive year of record first half home sales revenues.

         Home closings increased in the second quarter and first half of 1997, compared with the same periods in 1996, (i) by 49% and 61%, respectively, in Nevada, where the Company has increased the number of active subdivisions to nine from two at the beginning of 1996; (ii) by 29% and 28%, respectively, in the Mid-Atlantic market, due to a Backlog (as hereinafter defined) level at the beginning of 1997 that was more than 50% greater than Backlog at the beginning of 1996, as well as weather-related delays in the completion and delivery of homes during the first half of 1996; and (iii) by 14% in Southern California, resulting from the Company's increased operations in that market. Home closings decreased in the second quarter and first half of 1997, compared with the same periods in 1996, (i) in Colorado, due to lower levels of Backlog at the beginning of each of the 1997 periods compared with Backlog at comparable dates in 1996; and (ii) in Northern California, where the Company has reduced the number of active subdivisions to two from 13 at the beginning of 1996 in connection with the Company's continued reduction of its presence in the Sacramento market.

         Average Selling Price Per Home Closed - The higher average selling prices per home closed in the second quarter and first half of 1997, compared with the same periods in 1996, resulted from increases in average selling prices in Colorado and California, principally due to the impact of closing a greater number of homes in higher-priced subdivisions during the 1997 periods. These increases partially were offset by lower average selling prices in the second quarter and first half of 1997 in the Mid-Atlantic region, Arizona and Nevada, reflecting the impact of the Company's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to the first-time move-up home buyers in these markets.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased by 110 basis points during the second quarter and first half of 1997, compared with the second quarter and first half of 1996. The increases largely were due to (i) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return; (ii) the favorable impact of a large number of home closings in certain highly profitable subdivisions, particularly in Phoenix and Southern California; (iii) in Nevada, the completion of several underperforming subdivisions during the second half of 1996, the closing of homes in four new higher-margin subdivisions in the first half of 1997; and (iv) the receipt of a $783,000 refund of school impact fees in Colorado that were previously included in cost of sales.

         Orders for Homes and Backlog - Orders for homes in the second quarter and first half of 1997 reached ten-year highs, increasing 27% and 4%, respectively, over the comparable periods in 1996. These increases primarily were due to comparatively strong home orders experienced in the second quarter of 1997 in all of the Company's regions except Northern California in response to an improving national economy stimulated by decreasing mortgage interest rates, low unemployment and high levels of consumer confidence. Second quarter 1997 home orders particularly were strong in (i) Nevada and Southern California, which increased 116% and 52%, respectively, as a result of the Company's continuing expansion in those markets; (ii) the Mid-Atlantic region, which increased 28%, primarily due to the Company's efforts to reduce the level of unsold homes under construction in that market; and (iii) Colorado, which increased 22%.

         The Company's home orders in July 1997 increased 25% to 447 units, compared with 357 home orders in July 1996. The Company is unable to predict if higher year-over-year home orders in 1997, compared with 1996, will continue in the future. See "Forward-Looking Statements" below.

         As a result of the increased orders for homes in the second quarter of 1997, the Company's homes under contract but not yet delivered ("Backlog") at June 30, 1997 increased 10% from June 30, 1996, to the highest June 30 level in more than ten years. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its June 30, 1997 Backlog to close under existing sales contracts during the remainder of 1997. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home and advertising expenses and sales commissions) totalled $15,585,000 and $28,100,000, respectively, for the second quarter and first half of 1997, compared with $14,265,000 and $26,247,000, respectively, for the same periods in 1996. The increases in 1997 primarily resulted from (i) additional advertising and model home expenses incurred to stimulate sales in response to market conditions and increased competition in Colorado, Arizona and the Mid-Atlantic; and (ii) cost increases incurred in connection with the Company's expanded operations in Southern California and Nevada.

         General and Administrative - General and administrative expenses totalled $7,663,000 and $14,546,000, respectively, during the second quarter and first half of 1997, compared with $7,026,000 and $14,538,000, respectively, for the same periods in 1996. The 9% increase in the second quarter of 1997, compared with the same period in 1996, primarily was due to increased administrative costs incurred in support of the Company's expanded operations in Southern California and Phoenix.

     Asset Impairment Charges

         Operating results during the second quarter and first half of 1997 were reduced by asset impairment charges totalling $1,100,000 and $2,350,000, respectively, related to certain of the Company's homebuilding assets in the Mid-Atlantic region, primarily in suburban Maryland, as a result of continued weakened market conditions and competitive pressures in that market. The asset impairment charges resulted from (i) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; and (ii) the write-off of certain capitalized costs, primarily deferred marketing and option deposits, related to a number of underperforming projects which are being closed out. While intending to maintain its market share in the Mid-Atlantic region, the Company has continued to eliminate lower-margin projects and redeploy capital to more profitable operations within and outside that market, including California, Arizona and Nevada.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, as well as the total number of lots owned, lots controlled under option agreements and total option deposits (dollars in thousands).

                                                June 30,   December 31,   June 30,
                                                  1997          1996        1996
                                              -----------   -----------  -----------

    Colorado................................  $    61,683   $    66,529  $    61,725
    Mid-Atlantic............................       45,805        46,124       49,377
    California..............................       22,255        23,733       34,767
    Arizona.................................       36,323        32,129       28,176
    Nevada..................................       14,937        14,412       10,564
                                              -----------   -----------  -----------
         Total..............................  $   181,003   $   182,927  $   184,609
                                              ===========   ===========  ===========

    Total Lots Owned........................       10,043        10,523        9,833
                                              ===========   ===========  ===========

    Total Lots Controlled Under Option......        5,642         6,698        8,388
                                              ===========   ===========  ===========

    Total Option Deposits...................  $     5,538   $     5,951  $     7,382
                                              ===========   ===========  ===========

Financial Services Segment

     Mortgage Lending Operations

         The tables below set forth information relating to HomeAmerican's operations (dollars in thousands).

                                                              Three Months                Six Months
                                                             Ended  June 30,            Ended  June 30,
                                                           1997          1996          1997          1996
                                                       -----------   -----------   -----------   -----------
       Gains on Sales of Mortgage Servicing........    $       213   $     1,531   $       551   $     4,153
       Gains on Sales of Mortgage Loans, net.......    $     1,177   $     1,151   $     2,492   $     1,693

       Operating Profits...........................    $     1,341   $     3,144   $     2,915   $     6,766

       Principal Amount of Originations and
         Purchases
          MDC home buyers..........................    $   124,916   $   124,082   $   232,250   $   223,483
          Spot.....................................          7,643        12,443        14,563        25,776
          Correspondent............................         15,164        15,545        30,607        26,512
                                                       -----------   -----------   -----------   -----------

                Total..............................    $   147,723   $   152,070   $   277,420   $   275,771
                                                       ===========   ===========   ===========   ===========

       Capture Rate................................            66%           66%           67%           66%
                                                       ===========   ===========   ===========   ===========

                                                        June 30,      December 31,      June 30,
                                                          1997            1996            1996
                                                      ------------    ------------    ------------
  Composition of Servicing Portfolio
     FHA insured/VA guaranteed......................  $    147,204    $    117,681    $    129,066
     Conventional...................................       317,742         277,217         338,656
                                                      ------------    ------------    ------------

  Total Servicing Portfolio.........................  $    464,946    $    394,898    $    467,722
                                                      ============    ============    ============

  Salable Portion of Servicing Portfolio............  $    368,132(1) $    292,428<F1>$    260,925<F2>
                                                      ============    ============    ============

          <F1> Substantially  all  originated  subsequent  to the  adoption of
               SFAS 122 (as  hereinafter defined).
          <F2> Included servicing originated prior to 1996 of approximately
               $65,000,000.

         HomeAmerican's operating profits for the second quarter and first half of 1997 decreased, compared with the same periods in 1996, primarily due to decreases in gains from sales of mortgage servicing which, for the first half of 1997, partially were offset by an increase in gains from sales of mortgage loans. These differences principally resulted from sales of mortgage loans and mortgage loan servicing in the second quarter and first half of 1996 which were originated prior to the Company's required adoption, on January 1, 1996, of Statement of Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"), which was superseded by SFAS 125 (as hereinafter defined) on January 1, 1997.

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

         Similar to the first two quarters of 1997, gains from sales of mortgage servicing in the third quarter of 1997 will be significantly lower than during the comparable period in 1996, as the Company sold its pre-1996 servicing portfolio throughout the first three quarters of 1996. Because the Company sold substantially all of its remaining pre-1996 mortgage loans during the first quarter of 1996, the comparability of gains (or losses) on mortgage loan sales in the second quarter of 1997 was not, and in future quarters will not be, impacted by the application of SFAS 125. See "Forward-Looking Statements" below.

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

     Asset Management Operations

         The following table summarizes the results of the asset management operations (in thousands).

                                                             Three Months                  Six Months
                                                            Ended June 30,               Ended June 30,
                                                           1997          1996          1997          1996
                                                       -----------   -----------   -----------   -----------
      Gains (Losses) on Sales of Mortgage-Related
        Assets......................................   $       (43)  $        72   $        55   $     1,007
      Management Fees from REITs....................   $       - -   $       802   $       - -   $     1,598
      Operating Profits.............................   $        63   $       458   $       369   $     1,832


         Due to the sale of FAMC in September 1996 and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results of the asset management operations are expected to be immaterial. See "Forward-Looking Statements" below.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred which is not capitalized is reflected as interest expense and totalled $761,000 for the first half of 1997, compared with $2,878,000 for the same period in 1996. During the second quarter of 1997, the Company capitalized all interest incurred, thereby resulting in no interest expense for such period, compared with $1,027,000 of interest expense in the second quarter of 1996.

         Corporate and homebuilding interest incurred decreased by more than 12% to $6,579,000 and $13,503,000, respectively, for the second quarter and first half of 1997, compared with $7,605,000 and $15,379,000, respectively, for the same periods in 1996, primarily due to (i) lower average outstanding borrowings during the first half of 1997, compared with the first half of 1996, as a result of reduced homebuilding inventories and the increased use of internally generated funds; and (ii) lower average effective interest rates with respect to the Company's variable-rate debt in 1997.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $3,254,000 and $6,500,000, respectively, during the second quarter and first half of 1997, compared with $2,980,000 and $5,581,000, respectively, for the same periods of 1996. The increase in the first half of 1997 primarily resulted from an insurance settlement of $1,250,000 received in the first half of 1996 related to the recovery of certain homebuilding expenditures that were previously expensed, which more than offset the favorable impact of reduced debt-related fixed charges, insurance costs and legal expenses in the first half of 1997.

         The Company is modifying its computer systems to accurately process information including the year 2000 date and beyond (the "Year 2000 Project"). Pursuant to current accounting rules, the cost of the Year 2000 Project must be expensed as incurred. Management believes that these costs, expected to be incurred over the next 18 months, will not have a material adverse effect to the Company's results of operations or financial position. See "Forward-Looking Statements" below.

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

         In June 1997, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the examinations of the MDC Consolidated Returns for the years 1986 through 1990. In July 1997, the Company and the IRS reached final agreement on the examinations of the Richmond Homes Consolidated Returns for the years 1991 through 1993. These agreements resulted in no material impact to the Company's financial position or results of operations.

         The IRS currently is examining the MDC Consolidated Returns for the years 1991 through 1995 and the Richmond Homes Consolidated Return for the period ended February 2, 1994. No audit reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided. See "Forward-Looking Statements" below.

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

Lines of Credit and Notes Payable

         Homebuilding - In March 1997, the Company modified its agreement with a group of banks for its unsecured revolving line of credit. Under the modified terms, the available borrowings have been increased to $175,000,000 from $150,000,000, and the maturity date of the agreement has been extended for one year to June 30, 2001, although a term-out of this credit may commence earlier under certain circumstances. At June 30, 1997, $70,576,000 was borrowed under this line of credit.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are normally sold within 25 to 60 days after origination. During the first half of 1997 and 1996, HomeAmerican sold $279,000,000 and $277,788,000, respectively, principal amount of mortgage loans and mortgage certificates.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at June 30, 1997 was $51,000,000. At June 30, 1997, $18,404,000
was borrowed and an additional $17,533,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days notice.

         General - The agreements for the Company's Senior Notes, subordinated notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first six months of 1997, the Company used $7,349,000 and $39,520,000 of cash to repurchase 838,000 shares of MDC Common Stock and $38,000,000 of Senior Notes, respectively. The Company also used $23,798,000 of cash in its operating activities. The Company financed these activities primarily with internally generated funds and line of credit borrowings.

         During the first half of 1996, the Company generated $8,214,000 in cash from its operating activities. The Company used this cash and other internally generated funds to (i) pay down lines of credit and notes payable by $4,552,000; and (ii) repurchase 703,000 shares of MDC Common Stock for $5,016,000.


            ADOPTION OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS


         In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS

125"). The Company's adoption of SFAS 125 on January 1, 1997 did not have a material adverse impact on the results of operations or financial condition of the Company.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share, based on income before extraordinary item, would have been $.29 and $.24 for the second quarter of 1997 and 1996, respectively, and $.49 and $.46 for the first half of 1997 and 1996, respectively. Basic earnings per share, based on net income, would have been $.29 and $.22 for the second quarter of 1997 and 1996, respectively, and $.37 and $.44 for the first half of 1997 and 1996, respectively. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the second quarter and first half of 1997 and 1996.


                                    OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) demographic changes; (vi) shortages and the cost of labor; (vii) weather-related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation, including the interpretation of tax, labor and environmental laws; (xi) changes in consumer confidence; (xii) required accounting changes; and (xiii) other factors over which the Company has little or no control.

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


         No matters were submitted to shareowners during the second quarter of 1997.


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

Date:  August 7, 1997                  M.D.C. HOLDINGS, INC.
       --------------
                                       (Registrant)



                                       By:   /s/ Paris G. Reece III
                                             --------------------------
                                             Paris G. Reece III,
                                             Senior Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer