Form 10-Q/A
period 1997-03-31
MDC HOLDINGS INC
filed 1997-08-27
CIK 773141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-Q/A

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


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

                              M.D.C. HOLDINGS, INC.
                                   FORM 10-Q/A


PART II - OTHER INFORMATION

         This Amendment to the Form 10-Q for the quarterly period ended March 31, 1997 is being filed to add an Exhibit 4.1, First Modification Agreement dated March 28, 1997. This Exhibit was inadvertently omitted from the Form 10-Q. The terms of the Modification Agreement were disclosed in the Company's March 31, 1997 Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit:

                4.1 First Modification Agreement dated March 28, 1997 among Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. and Richmond American Homes of Colorado, Inc., all wholly-owned subsidiaries of the Company and Bank One, Arizona, NA, as Agent.

                27 Financial Data Schedule (incorporated herein by reference to Exhibit 27 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997).

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

Date: August 26, 1997                    M.D.C. HOLDINGS, INC.
     ----------------                    (Registrant)


                                         By: /s/Paris G. Reece III
                                            ------------------------------
                                            Paris G. Reece III,
                                            Senior Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer