Form 10-Q
period 1997-09-30
MDC HOLDINGS INC
filed 1997-10-30
CIK 773141

================================================================================
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


        As of October 24, 1997, 17,766,235 shares of M.D.C. Holdings, Inc. Common Stock were outstanding.

================================================================================
================================================================================

                      M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 1997
                           (Unaudited) and December 31, 1996..........      1

                         Statements of Income (Unaudited) for the three
                           and nine months ended September 30, 1997
                           and 1996...................................      3

                         Statements of Cash Flows (Unaudited) for the
                           nine months ended September 30, 1997
                           and 1996...................................      4

                         Notes to Financial Statements (Unaudited)....      5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.................................     15

Part II.       Other Information:

               Item 1.   Legal Proceedings............................     27

               Item 4.   Submission of Matters to a Vote of
                           Shareowners................................     27

               Item 5.   Other Information............................     27

               Item 6.   Exhibits and Reports on Form 8-K.............     27


                                        (i)

                                M.D.C. HOLDINGS, INC.
                        Condensed Consolidated Balance Sheets
                                    (In thousands)

                                                     September 30, December 31,
                                                         1997          1996
                                                     -----------   -----------
ASSETS                                               (Unaudited)
Corporate
   Cash and cash equivalents......................   $    8,349    $     7,235
   Property and equipment, net....................        9,431          9,411
   Deferred income taxes..........................       11,123         10,804
   Deferred debt issue costs, net.................        7,039          9,155
   Other assets, net..............................        4,240          3,557
                                                     ----------    -----------
                                                         40,182         40,162
                                                     ----------    -----------
Homebuilding
   Cash and cash equivalents......................        4,514          3,393
   Home sales and other accounts receivable.......       15,863         10,218
   Investments and marketable securities, net.....        3,034          5,159
   Inventories, net
     Housing completed or under construction......      263,891        251,885
     Land and land under development..............      179,196        182,927
   Prepaid expenses and other assets, net.........       56,699         57,722
                                                     ----------    -----------
                                                        523,197        511,304
                                                     ----------    -----------
Financial Services
   Cash and cash equivalents......................          822            676
   Mortgage loans held in inventory, net..........       72,675         58,742
   Other assets, net..............................        6,152          6,419
                                                     ----------    -----------
                                                         79,649         65,837
                                                     ----------    -----------
         Total Assets.............................   $  643,028    $   617,303
                                                     ==========    ===========

           See notes to condensed consolidated financial statements.

                                M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                                     September 30, December 31,
                                                         1997          1996
                                                     ------------   ----------
LIABILITIES                                           (Unaudited)
Corporate
   Accounts payable and accrued expenses...........  $    17,607   $    13,519
   Income taxes payable............................       11,232        11,434
   Note payable....................................        3,446         3,487
   Senior Notes, net...............................      150,307       187,721
   Subordinated notes, net.........................       38,228        38,225
                                                     -----------   -----------
                                                         220,820       254,386
                                                     -----------   -----------
Homebuilding
   Accounts payable and accrued expenses...........      110,779       114,794
   Lines of credit.................................       45,000        11,832
   Notes payable...................................        2,926         3,063
                                                     -----------   -----------
                                                         158,705       129,689
                                                     -----------   -----------
Financial Services
   Accounts payable and accrued expenses...........       13,961        10,363
   Line of credit..................................       27,593         9,018
                                                     -----------   -----------
                                                          41,554        19,381
                                                     -----------   -----------
         Total Liabilities.........................      421,079       403,456
                                                     -----------   -----------
COMMITMENTS AND CONTINGENCIES......................          - -           - -
                                                     -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued................          - -           - -
   Common Stock, $.01 par value;  100,000,000
     shares authorized;  23,494,000 and
     23,050,000 shares issued, respectively,
     at September 30, 1997 and December 31, 1996...          235           231
   Additional paid-in capital......................      141,771       138,705
   Retained earnings...............................      119,510       106,189
                                                     -----------   -----------
                                                         261,516       245,125
   Less treasury stock, at cost; 5,903,000 and
     4,966,000 shares, respectively,
     at September 30, 1997 and December 31, 1996...      (39,567)      (31,278)
                                                     -----------   -----------
         Total Stockholders' Equity................      221,949       213,847
                                                     -----------   -----------

         Total Liabilities and
         Stockholders' Equity......................  $   643,028   $   617,303
                                                     ===========   ===========

           See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                 Three Months                Nine Months
                              Ended September 30,         Ended September 30,
                           -------------------------   -------------------------
                                1997        1996            1997        1996
                           -----------   -----------   -----------   -----------
REVENUES
   Homebuilding........... $   261,057   $   222,734   $   683,748   $   644,339
   Financial Services.....       5,337        10,346        13,017        25,034
   Corporate..............         224           227           957           956
                           -----------   -----------   -----------   -----------
       Total Revenues.....     266,618       233,307       697,722       670,329
                           -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding...........     250,826        217,828      656,224       626,356
   Financial Services.....       2,304          3,245        6,700         9,335
   Corporate general and
    administrative........       1,694          2,920        8,194         8,501
   Corporate and
    homebuilding interest.         - -            486          761         3,364
                            -----------   -----------   ----------    ----------
       Total Expenses.....      254,824       224,479      671,879       647,556
                            -----------   -----------   ----------    ----------
Income before income taxes
 and extraordinary item...       11,794         8,828        25,843       22,773
Provision for income taxes       (4,492)       (3,225)       (9,821)      (8,314)
                            -----------   -----------   -----------   ----------
Income before extraordinary
 item.....................        7,302         5,603        16,022       14,459
Extraordinary losses from
 early extinguishments of
 debt, net of income tax
 benefit of $1,336 for
 1997 and $242 for 1996..          - -           - -         (2,179)        (421)
                            -----------   -----------   -----------   ----------
Net Income...............   $     7,302   $     5,603   $    13,843   $   14,038
                            ===========   ===========   ===========   ==========
EARNINGS PER SHARE
   Primary
       Income before
        extraordinary
        item.............   $       .40   $       .30   $       .88   $      .75
                            ===========   ===========   ===========   ==========
       Net Income........   $       .40   $       .30   $       .76   $      .73
                            ===========   ===========   ===========   ==========
   Fully diluted
       Income before
        extraordinary
        item.............   $       .35   $       .27   $       .78   $      .68
                            ===========   ===========   ===========   ==========
       Net Income........   $       .35   $       .27   $       .68   $      .66
                            ===========   ===========   ===========   ==========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Primary...............        18,166        18,849        18,236       19,352
                            ===========   ===========   ===========   ==========
   Fully diluted.........        21,833        22,462        21,969       22,965
                            ===========   ===========   ===========   ==========

DIVIDENDS PER SHARE......   $       .03   $       .03   $       .09   $      .09
                            ===========   ===========   ===========   ==========

           See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                  (In thousands)
                                    (Unaudited)

                                                             Nine months
                                                         Ended September 30,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
OPERATING ACTIVITIES
 Net Income.......................................    $    13,843   $    14,038
 Adjustments To Reconcile Net Income To Net Cash
   Provided By (Used In) Operating Activities:
      Depreciation and amortization...............         10,588         8,770
      Homebuilding asset impairment charges.......          5,850         7,208
      Deferred income taxes.......................           (319)        3,198
      Gain on sale of FAMC, net...................            - -        (4,042)
      Net changes in assets and liabilities
         Home sales and other accounts receivable.         (5,645)        9,964
         Homebuilding inventories.................        (13,658)      (18,073)
         Mortgage loans held in inventory.........        (13,933)        6,884
         Other, net...............................         (2,180)        7,704
                                                      -----------   -----------
Net Cash Provided By (Used In) Operating
 Activities.......................................         (5,454)       35,651
                                                      -----------   -----------
INVESTING ACTIVITIES

Net Proceeds From Mortgage-Related Assets and
 Liabilities......................................          1,587         2,858
Other, net........................................            278         1,826
                                                      -----------   -----------
Net Cash Provided By Investing Activities.........          1,865         4,684
                                                      -----------   -----------
FINANCING ACTIVITIES
Lines of Credit
     Advances.....................................        767,875       743,462
     Principal payments...........................       (716,132)     (766,361)
Notes Payable
     Borrowings...................................            144           480
     Principal payments...........................        (38,178)      (10,441)
Stock Repurchases.................................         (7,349)      (10,075)
Dividend Payments.................................         (1,599)       (1,684)
Other, net........................................          1,209         1,032
                                                      -----------   -----------
Net Cash Provided By (Used In) Financing
 Activities.......................................          5,970       (43,587)
                                                      -----------   -----------
Net Increase (Decrease) In Cash and Cash
 Equivalents......................................          2,381        (3,252)

Cash and Cash Equivalents

     Beginning of Period..........................         11,304        20,795
                                                      -----------   -----------
     End of Period................................    $    13,685   $    17,543
                                                      ===========   ===========

          See notes to condensed consolidated financial statements.

                            M.D.C. HOLDINGS, INC.
            Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1997 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Nine Months
                                                           Ended September 30,           Ended September 30,
                                                      --------------------------     ---------------------------
                                                          1997          1996             1997           1996
                                                      -----------    -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   259,720    $   220,443     $   676,674     $   635,472
              Land sales.........................           1,011          2,099           6,256           8,345
              Other revenues.....................             326            192             818             522
                                                      -----------    -----------     -----------     -----------

                                                          261,057        222,734         683,748         644,339
                                                      -----------    -----------     -----------     -----------

              Home cost of sales.................         221,912        190,056         577,859         548,974
              Land cost of sales.................             744          1,830           5,199           7,785
              Asset impairment charges...........           3,500          4,338           5,850           7,208
              Marketing..........................          16,367         14,420          44,467          40,667
              General and administrative.........           8,303          7,184          22,849          21,722
                                                      -----------    -----------     -----------     -----------

                                                          250,826        217,828         656,224         626,356
                                                      -----------    -----------     -----------     -----------

                  Homebuilding Operating Profit..          10,231          4,906          27,524          17,983
                                                      -----------    -----------     -----------     -----------




                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                      --------------------------     ---------------------------
                                                          1997          1996             1997            1996
                                                      -----------    -----------     -----------      ----------
         Financial Services
            Mortgage Lending Revenues
              Interest revenues..................     $       465    $       944     $     1,411     $     2,618
              Origination fees...................           1,795          1,528           4,811           4,487
              Gains on sales of mortgage
               servicing.........................           1,009          1,593           1,560           5,746
              Gains on sales of mortgage  loans,
                net..............................           1,876          1,545           4,368           3,238
              Mortgage servicing and other.......             140            288             419           1,196
            Asset Management Revenues
              Management fees and other..........              52          4,448             448           7,749
                                                      -----------    -----------     -----------     -----------
                                                            5,337         10,346          13,017          25,034
                                                      -----------    -----------     -----------     -----------
         General and Administrative Expenses
              Mortgage Lending...................           2,297          2,518           6,666           7,139
              Asset Management...................               7            727              34           2,196
                                                      -----------    -----------     -----------     -----------
                                                            2,304          3,245           6,700           9,335
                                                      -----------    -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           3,033          7,101           6,317          15,699
                                                      -----------  -------------     -----------     -----------
          Total Operating Profit.................          13,264         12,007          33,841          33,682
                                                      -----------  -------------     -----------     -----------
         Corporate
              Interest and other revenues........             224            227             957             956
              Interest expense...................             - -           (486)           (761)         (3,364)
              General and administrative.........          (1,694)        (2,920)         (8,194)         (8,501)
                                                      -----------    -----------     -----------     -----------
                  Net Corporate Expenses.........          (1,470)        (3,179)         (7,998)        (10,909)
                                                      -----------    -----------     -----------     -----------
         Income Before Income Taxes and
            Extraordinary Item...................     $    11,794    $     8,828     $    25,843     $    22,773
                                                      ===========    ===========     ===========     ===========

C.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                      --------------------------     ---------------------------
                                                          1997          1996             1997           1996
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    40,659    $    39,839     $    40,745     $    40,217
         Interest incurred.......................           6,689          7,582          20,192          22,961
         Interest expensed.......................             - -           (486)           (761)         (3,364)
         Previously capitalized interest included
            in cost of sales.....................          (7,529)        (6,066)        (20,357)        (18,945)
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    39,819    $    40,869     $    39,819     $    40,869
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

E.    Gain on Sale of FAMC

         In September 1996, the Company sold its 80% interest in Financial Asset Management LLC ("FAMC"), the asset manager of two publicly traded real estate investment trusts, for $11,450,000. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of subordinated notes which are payable at specified dates during the next 10 years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. The sale resulted in the recognition of a gain, net of related expenses, of $4,042,000 in the third quarter of 1996. A gain of $5,450,000 attributable to the notes was deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection or prepayment of the notes' principal and the expiration of the conversion features. The entire $5,450,000 gain remained deferred at September 30, 1997.

F.    Extraordinary Item

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

         The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, during the nine months ended September 30, 1996, due to the write-off of unamortized discounts and deferred financing costs in connection with the April 1996 retirement of certain secured bank lines of credit and project loans with proceeds from the Company's unsecured revolving line of credit.

G.    Earnings Per Share

         Primary earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during each period. The computation of fully diluted earnings per share also assumes the conversion into Common Stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes due December 2005 (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share. The primary and fully diluted earnings per share calculations are as follows: (in thousands, except per share amounts).

                                                                      Three Months                 Nine Months
                                                                    Ended September 30,         Ended September 30,
                                                                -------------------------   -------------------------
                                                                    1997          1996          1997          1996
                                                                -----------   -----------   -----------   -----------
          Primary Calculation
          Income before extraordinary item...................   $     7,302   $     5,603   $    16,022   $    14,459
          Extraordinary loss, net............................           - -           - -        (2,179)         (421)
                                                                -----------   -----------   -----------   -----------
                   Net Income................................   $     7,302   $     5,603   $    13,843   $    14,038
                                                                ===========   ===========   ===========   ===========
          Weighted-average shares outstanding................        17,569        18,358        17,641        18,821
          Common Stock equivalents - stock options...........           597           491           595           531
                                                                -----------   -----------   -----------   -----------
                   Total Weighted-Average Shares.............        18,166        18,849        18,236        19,352
                                                                ===========   ===========   ===========   ===========
          Primary Earnings Per Share
                   Income before extraordinary item..........   $       .40   $       .30   $       .88   $       .75
                                                                ===========   ===========   ===========   ===========
                   Net Income................................   $       .40   $       .30   $       .76   $       .73
                                                                ===========   ===========   ===========   ===========
          Fully Diluted Calculation
          Income before extraordinary item...................   $     7,302   $     5,603   $    16,022   $    14,459
          Adjustment for interest on Convertible
            Subordinated Notes, net of income tax benefit;
            conversion assumed...............................           394           402         1,181         1,206
                                                                -----------   -----------   -----------   -----------
                   Adjusted income before extraordinary item.         7,696         6,005        17,203        15,665
          Extraordinary loss, net............................           - -           - -        (2,179)         (421)
                                                                -----------   -----------   -----------   -----------
                   Adjusted Net Income.......................   $     7,696   $     6,005   $    15,024   $    15,244
                                                                ===========   ===========   ===========   ===========

          Weighted-average shares outstanding................        17,569        18,358        17,641        18,821
          Common Stock equivalents - stock options...........           651           491           715           531
          Shares issuable upon conversion of Convertible
            Subordinated Notes; conversion assumed...........         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
                   Total Weighted-Average Shares.............        21,833        22,462        21,969        22,965
                                                                ===========   ===========   ===========   ===========
          Fully Diluted Earnings Per Share
                   Income before extraordinary item..........   $       .35   $       .27   $       .78   $       .68
                                                                ===========   ===========   ===========   ===========
                   Net Income................................   $       .35   $       .27   $       .68   $       .66
                                                                ===========   ===========   ===========   ===========

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share, based on income before extraordinary item, would have been $.42 and $.31 for the third quarter of 1997 and 1996, respectively, and $.91 and $.77 for the first nine months of 1997 and 1996, respectively. Basic earnings per share, based on net income, would have been $.42 and $.31 for the third quarter of 1997 and 1996, respectively, and $.78 and $.75 for the first nine months of 1997 and 1996, respectively. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the third quarter and first nine months of 1997 and 1996.

H.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                         ------------------------
                                                                            1997          1996
                                                                         ---------     ----------
  Cash paid during the period for:
      Interest, net of amounts capitalized.......................     $       - -     $     1,791
      Income taxes...............................................     $     8,678     $     4,278
  Non-cash transactions:
     Homebuilding land inventory sales financed by MDC...........     $       867     $       271
     Homebuilding inventory purchases financed by seller.........     $       - -     $     5,858

I.    Subsequent Event

         On September 29, 1997, the Company filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the "Commission") to sell up to $300,000,000 in securities. On October 30, 1997, the Registration Statement was declared effective by the Commission. Further details of the securities to be offered by the Company will be available in a supplemental prospectus to be prepared by the Company at a later date. A shelf registration allows a company to register securities and sell them from time-to-time when financing needs arise.

J.    Supplemental Guarantor Information

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

                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                September 30, 1997
                                                  (In thousands)

                                                             Unconsolidated
                                              ---------------------------------------
                                                                              Non-
                                                              Guarantor    Guarantor    Eliminating   Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries          MDC
                                              -----------   -----------   -----------   -----------    -----------
ASSETS
Corporate
   Cash and cash equivalents...............   $     8,349   $       - -   $       - -   $       - -    $     8,349
   Investments in subsidiaries.............       185,377           - -        17,435      (202,812)           - -
   Advances and notes receivable - Parent
     and subsidiaries......................       220,549           - -           - -      (220,549)           - -
   Other assets............................        31,726           - -           107           - -         31,833
                                              -----------   -----------   -----------   -----------    -----------
                                                  446,001           - -        17,542      (423,361)        40,182
                                              -----------   -----------   -----------   -----------    -----------
Homebuilding
   Cash and cash equivalents...............           - -         4,465            49           - -          4,514
   Inventories, net
     Housing completed or under
      construction.........................           - -       263,891           - -           - -        263,891
     Land and land under development.......           - -       157,777        22,220          (801)       179,196
   Other assets............................         5,299        59,764        22,342       (11,809)        75,596
                                              -----------   -----------   -----------   -----------    -----------
                                                    5,299       485,897        44,611       (12,610)       523,197
                                              -----------   -----------   -----------   -----------    -----------
Financial Services.........................           - -           - -        79,649           - -         79,649
                                              -----------   -----------   -----------   -----------    -----------
         Total Assets......................   $   451,300   $   485,897   $   141,802   $  (435,971)   $   643,028
                                              ===========   ===========   ===========   ===========    ===========
LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    17,296   $       - -   $       311   $        - -   $    17,607
   Advances and notes payable -  Parent and
     subsidiaries..........................         4,937       194,354        28,889       (228,180)          - -
   Income taxes payable....................        11,232           - -           - -            - -        11,232
   Note payable............................         3,446           - -           - -            - -         3,446
   Senior Notes, net.......................       150,307           - -           - -            - -       150,307
   Subordinated notes, net.................        38,228           - -           - -            - -        38,228
                                              -----------   -----------   -----------   ------------   -----------
                                                  225,446       194,354        29,200       (228,180)      220,820
                                              -----------   -----------   -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses...         3,905        84,767        22,107            - -       110,779
   Line of credit and notes payable........           - -        47,926           - -            - -        47,926
                                              -----------   -----------   -----------   ------------   -----------
                                                    3,905       132,693        22,107            - -       158,705
                                              -----------   -----------   -----------   ------------   -----------
Financial Services.........................           - -           - -        52,514        (10,960)       41,554
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities.................       229,351       327,047       103,821       (239,140)      421,079
                                              -----------   -----------   -----------   ------------   -----------
STOCKHOLDERS' EQUITY.......................       221,949       158,850        37,981       (196,831)      221,949
                                              -----------   -----------   -----------   ------------   -----------
         Total Liabilities and
           Stockholders' Equity............   $   451,300   $   485,897   $   141,802   $   (435,971)  $   643,028
                                              ===========   ===========   ===========   ============   ===========

                                      -10-

                                               M.D.C. Holdings, Inc.
                                       Supplemental Combining Balance Sheet
                                                 December 31, 1996
                                                  (In thousands)

                                                            Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
ASSETS                                        ------------  ------------  ------------  ------------  ------------
Corporate
   Cash and cash equivalents...............   $      7,235  $        - -  $        - -  $        - -  $      7,235
   Investments in subsidiaries.............        219,387           - -        17,434      (236,821)          - -
   Advances and notes receivable - Parent
     and subsidiaries......................        207,946             4           787      (208,737)          - -
   Other assets............................         32,780           - -           147           - -        32,927
                                              ------------  ------------  ------------  ------------  ------------
                                                   467,348             4        18,368      (445,558)       40,162
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Cash and cash equivalents...............              1         3,391             1           - -         3,393
   Inventories, net
     Housing completed or under
      construction.........................            - -       251,885           - -           - -       251,885
     Land and land under
       development.........................            - -       159,871        24,031          (975)      182,927
   Other assets ...........................          7,582        48,737        20,775        (3,995)       73,099
                                              ------------  ------------  ------------  ------------  ------------
                                                     7,583       463,884        44,807        (4,970)      511,304
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        65,837           - -        65,837
                                              ------------  ------------  ------------  ------------  ------------
         Total Assets......................   $    474,931  $    463,888  $    129,012  $   (450,528) $    617,303
                                              ============  ============  ============ =============  ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $     13,086  $       - -   $       433   $        - -  $    13,519
   Advances and notes payable -     Parent
     and subsidiaries......................          2,085       197,448        36,119      (235,652)          - -
   Income taxes payable....................         11,434           - -           - -           - -        11,434
   Note payable............................          3,487           - -           - -           - -         3,487
   Senior Notes, net.......................        187,721           - -           - -           - -       187,721
   Subordinated notes, net.................         38,225           - -           - -           - -        38,225
                                              ------------  ------------  ------------  ------------  ------------
                                                   256,038       197,448        36,552      (235,652)      254,386
                                              ------------  ------------  ------------  ------------  ------------
Homebuilding
   Accounts payable and accrued expenses...          5,046        88,240        21,508           - -       114,794
   Lines of credit and notes payable.......            - -        14,895           - -           - -        14,895
                                              ------------  ------------  ------------  ------------  ------------
                                                     5,046       103,135        21,508           - -       129,689
                                              ------------  ------------  ------------  ------------  ------------
Financial Services.........................            - -           - -        23,376        (3,995)       19,381
                                              ------------  ------------  ------------  ------------  ------------
         Total Liabilities.................        261,084       300,583        81,436      (239,647)      403,456
                                              ------------  ------------  ------------  ------------  ------------
STOCKHOLDERS' EQUITY.......................        213,847       163,305        47,576      (210,881)      213,847
                                              ------------  ------------  ------------  ------------  ------------
         Total Liabilities and
           Stockholders' Equity............   $    474,931  $    463,888  $    129,012  $   (450,528) $    617,303
                                              ============  ============  ============ =============  ============

                                               M.D.C. Holdings, Inc.
                                    Supplemental Combining Statements of Income
                                                  (In thousands)
                                       Three Months Ended September 30, 1997

                                                            Unconsolidated
                                              ---------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.............................  $        69   $   260,703   $       285   $       - -   $   261,057
   Financial Services.......................          - -           - -         5,337           - -         5,337
   Corporate................................          208             6            10           - -           224
   Equity in earnings of subsidiaries.......        9,123           - -           - -        (9,123)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        9,400       260,709         5,632        (9,123)      266,618
                                              -----------   -----------   -----------   -----------   -----------

COSTS AND EXPENSES
   Homebuilding.............................           29       250,515           206            76       250,826
   Financial Services.......................          - -           - -         2,304           - -         2,304
   Corporate general and
     administrative.........................        1,694           - -           - -           - -         1,694
   Corporate and homebuilding  interest.....       (4,156)        3,755           340            61           - -
                                              -----------   -----------   -----------   -----------   -----------
        Total Expenses......................       (2,433)      254,270         2,850           137       254,824
                                              -----------   -----------   -----------   -----------   -----------
   Income before income taxes...............       11,833         6,439         2,782        (9,260)       11,794
   Provision for income taxes...............       (4,531)       (2,175)       (1,089)        3,303        (4,492)
                                              -----------   -----------   -----------   -----------   -----------
NET INCOME..................................  $     7,302   $     4,264   $     1,693   $    (5,957)  $     7,302
                                              ===========   ===========   ===========   ===========   ===========

                                       Three Months Ended September 30, 1996

REVENUES
   Homebuilding.............................  $        46   $   222,596   $        92   $       - -   $   222,734
   Financial Services.......................          - -           - -        10,346           - -        10,346
   Corporate................................          227           - -           - -           - -           227
   Equity in earnings of subsidiaries.......        7,181           - -           - -        (7,181)          - -
                                              -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        7,454       222,596        10,438        (7,181)      233,307
                                              -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.............................          155       217,423           175            75       217,828
   Financial Services.......................          - -           - -         3,245           - -         3,245
   Corporate general and
     administrative.........................        2,912           - -             8           - -         2,920
   Corporate and homebuilding  interest.....       (4,441)        4,159           726            42           486
                                              -----------   -----------   -----------   -----------   -----------
        Total Expenses......................       (1,374)      221,582         4,154           117       224,479
                                              -----------   -----------   -----------   -----------   -----------
   Income before income taxes...............        8,828         1,014         6,284        (7,298)        8,828
   Provision for income taxes...............       (3,225)         (385)       (2,388)        2,773        (3,225)
                                              -----------   -----------   -----------   -----------   -----------
NET INCOME..................................  $     5,603   $       629   $     3,896   $    (4,525)  $     5,603
                                              ===========   ===========   ===========   ===========   ===========

                                               M.D.C. Holdings, Inc.
                                    Supplemental Combining Statements of Income
                                                  (In thousands)
                                       Nine Months Ended September 30, 1997

                                                            Unconsolidated
                                               --------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                               -----------   -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.............................   $       176   $   682,768   $       804   $       - -   $   683,748
   Financial Services.......................           - -           - -        13,017           - -        13,017
   Corporate................................           727             9           221           - -           957
   Equity in earnings of subsidiaries.......        19,146           - -           - -       (19,146)          - -
                                               -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        20,049       682,777        14,042       (19,146)      697,722
                                               -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.............................           116       655,038           843           227       656,224
   Financial Services.......................           - -           - -         6,700           - -         6,700
   Corporate general and administrative.....         8,186           - -             8           - -         8,194
   Corporate and homebuilding  interest.....       (14,096)       13,094         1,582           181           761
                                               -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................        (5,794)      668,132         9,133           408       671,879
                                               -----------   -----------   -----------   -----------   -----------
   Income before income taxes and
     extraordinary item.....................        25,843        14,645         4,909       (19,554)       25,843
   Provision for income taxes...............        (9,821)       (5,681)       (1,840)        7,521        (9,821)
                                               -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item.........        16,022         8,964         3,069       (12,033)       16,022
   Extraordinary loss, net of income tax
     benefit of $1,336......................        (2,179)          - -           - -           - -        (2,179)
                                               -----------   -----------   -----------   -----------   -----------
NET INCOME..................................   $    13,843   $     8,964   $     3,069   $   (12,033)  $    13,843
                                               ===========   ===========   ===========   ===========   ===========

                                       Nine Months Ended September 30, 1996

REVENUES
   Homebuilding.............................   $       189   $   644,046   $       104   $       - -   $   644,339
   Financial Services.......................           - -           - -        25,034           - -        25,034
   Corporate................................           932            13            11           - -           956
   Equity in earnings of subsidiaries.......        18,176           - -           - -       (18,176)          - -
                                               -----------   -----------   -----------   -----------   -----------
         Total Revenues.....................        19,297       644,059        25,149       (18,176)      670,329
                                               -----------   -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding.............................           603       625,089           439           225       626,356
   Financial Services.......................           - -           - -         9,335           - -         9,335
   Corporate general and administrative.....         8,478           - -            23           - -         8,501
   Corporate and homebuilding  interest.....       (12,557)       13,734         2,071           116         3,364
                                               -----------   -----------   -----------   -----------   -----------
         Total Expenses.....................        (3,476)      638,823        11,868           341       647,556
                                               -----------   -----------   -----------   -----------   -----------

   Income before income taxes and
     extraordinary item.....................        22,773         5,236        13,281       (18,517)       22,773
   Provision for income taxes...............        (8,314)       (1,979)       (5,258)        7,237        (8,314)
                                               -----------   -----------   -----------   -----------   -----------
   Income before extraordinary item.........        14,459         3,257         8,023       (11,280)       14,459
   Extraordinary loss, net of income tax
     benefit of $242........................          (421)          - -           - -           - -          (421)
                                               -----------   -----------   -----------   -----------   -----------
NET INCOME..................................   $    14,038   $     3,257   $     8,023   $   (11,280)  $    14,038
                                               ===========   ===========   ===========   ===========   ===========

                                      -13-

                                               M.D.C. Holdings, Inc.
                                  Supplemental Combining Statement of Cash Flows
                                                  (In thousands)
                                       Nine Months Ended September 30, 1997

                                                            Unconsolidated
                                              ----------------------------------------
                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating  Consolidated
                                                   MDC      Subsidiaries  Subsidiaries     Entries         MDC
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Operating
   Activities...............................  $    55,464   $   (28,226)  $   (13,408)  $   (19,284)  $    (5,454)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities...............................      (11,567)         (588)        2,208        11,812         1,865
                                              -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................        2,852        (3,094)       (7,230)        7,472           - -
Lines of Credit
     Advances...............................          - -       749,300        18,575           - -       767,875
     Principal payments.....................          - -      (716,132)          - -           - -      (716,132)
Notes Payable...............................      (37,897)         (137)          - -           - -       (38,034)
Other, net..................................       (7,739)          - -           - -           - -        (7,739)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities...............................      (42,784)       29,937        11,345         7,472         5,970
                                              -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash and Cash
   Equivalents..............................        1,113         1,123           145           - -         2,381
Cash and Cash Equivalents
   Beginning of Period......................        7,236         3,391           677           - -        11,304
                                              -----------   -----------   -----------   -----------   -----------
   End of Period............................  $     8,349   $     4,514   $       822   $       - -   $    13,685
                                              ===========   ===========   ===========   ===========   ===========

                                       Nine Months Ended September 30, 1996

Net Cash Provided By (Used In) Operating
   Activities...............................  $   112,289   $    17,169   $    (4,963)  $   (88,844)  $    35,651
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Investing
   Activities...............................      (21,073)          751        (2,585)       27,591         4,684
                                              -----------   -----------   -----------   -----------   -----------
Financing Activities
Net Increase (Reduction) in Borrowings From
   Parent and Subsidiaries..................      (75,873)        6,590         8,030        61,253           - -
Lines of Credit
     Advances...............................          - -       743,462           - -           - -       743,462
     Principal payments.....................          - -      (766,361)          - -           - -      (766,361)
Other, net..................................      (14,395)       (2,544)       (3,749)          - -       (20,688)
                                              -----------   -----------   -----------   -----------   -----------
Net Cash Provided By (Used In) Financing
   Activities...............................      (90,268)      (18,853)        4,281        61,253       (43,587)
                                              -----------   -----------   -----------   -----------   -----------
Net Increase (Decrease) In Cash and Cash
   Equivalents..............................          948          (933)       (3,267)          - -        (3,252)
Cash and Cash Equivalents
   Beginning of Period......................       10,296         5,054         5,445           - -        20,795
                                              -----------   -----------   -----------   -----------   -----------
   End of Period............................  $    11,244   $     4,121   $     2,178   $       - -   $    17,543
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


                               RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                 Nine Months
                                                          Ended September 30,         Ended September 30,
                                                      -------------------------   -------------------------
                                                          1997          1996          1997          1996
                                                      -----------   -----------   -----------   -----------

      Revenues....................................    $   266,618   $   233,307   $   697,722   $   670,329

      Income before income taxes and extraordinary
        item......................................    $    11,794   $     8,828   $    25,843   $    22,773

      Net Income..................................    $     7,302   $     5,603   $    13,843   $    14,038

      Earnings Per Share:
         Primary
           Income before extraordinary item.......    $       .40   $       .30   $       .88   $       .75
           Net Income.............................    $       .40   $       .30   $       .76   $       .73

         Fully Diluted
           Income before extraordinary item.......    $       .35   $       .27   $       .78   $       .68
           Net Income.............................    $       .35   $       .27   $       .68   $       .66

         Income before income taxes and extraordinary item increased in the third quarter and first nine months of 1997, compared with the same periods in 1996. The 1997 increases resulted from (i) higher operating profits from the Company's homebuilding operations in the third quarter and first nine months of 1997, primarily due to 80 and 100 basis point increases, respectively, in the Company's Home Gross Margins (as hereinafter defined) and increased levels of homes closed; (ii) decreased interest expense; and (iii) lower corporate general and administrative expenses. These improvements to income in 1997 partially were offset by lower operating profits from the Company's financial services segment, primarily due to net increases to income in the third quarter and first nine months of 1996 totalling approximately $4,500,000 and $9,200,000, respectively, as a result of (i) the September 1996 sale of FAMC; (ii) lower gains from sales of mortgage-related assets in the third quarter and first nine months of 1997, compared with the same periods in 1996; and (iii) a required change in accounting principle regarding mortgage loans and mortgage loan servicing rights.

         Net income for the first nine months of 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 face value (20% of the outstanding amount) of its Senior Notes. The loss resulted from the repurchase of the Senior Notes at an amount above their carrying value and the write-off of related unamortized issuance costs. Net income for the nine months ended September 30, 1996 included an extraordinary loss of $421,000, net of an income tax benefit of $242,000, due to the write-off of unamortized discounts and deferred financing costs in connection with the extinguishment of secured lines of credit and project loans.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                       --------------------------    --------------------------
                                                           1997           1996           1997           1996
                                                       -----------    -----------    -----------    -----------
       Home Sales Revenues.........................    $   259,720    $   220,443    $   676,674    $   635,472
       Operating Profits Before Asset Impairment
         Charges...................................    $    13,731    $     9,244    $    33,374    $    25,191
       Operating Profits...........................    $    10,231    $     4,906    $    27,524    $    17,983
       Average Selling Price Per Home   Closed.....    $     180.9    $     175.1    $     178.4    $     176.2
       Home Gross Margins..........................          14.6%          13.8%          14.6%          13.6%

       Orders For Homes, net (units)
              Colorado.............................            490            405          1,565          1,483
              Mid-Atlantic.........................            158            246            774            898
              California...........................            257            185            750            634
              Arizona..............................            349            237            964            843
              Nevada...............................            116             61            346            182
                                                       -----------    -----------    -----------    -----------
                   Total...........................          1,370          1,134          4,399          4,040
                                                       ===========    ===========    ===========    ===========
       Homes Closed (units)
              Colorado.............................            469            465          1,259          1,400
              Mid-Atlantic.........................            302            262            806            657
              California...........................            229            191            602            594
              Arizona..............................            314            261            824            764
              Nevada...............................            122             80            301            191
                                                       -----------    -----------    -----------    -----------
                   Total...........................          1,436          1,259          3,792          3,606
                                                       ===========    ===========    ===========    ===========

                                                      September 30,   December 31,  September 30,
                                                           1997           1996           1996
                                                       -----------   ------------    -----------
       Backlog (units)
              Colorado.............................            882            576            741
              Mid-Atlantic.........................            389            421            516
              California...........................            308            160            215
              Arizona..............................            371            231            313
              Nevada...............................            143             98             60
                                                       -----------    -----------    -----------
                   Total...........................          2,093          1,486          1,845
                                                       ===========    ===========    ===========
                   Estimated Sales Value...........    $   382,000    $   261,000    $   326,000
                                                       ===========    ===========    ===========
       Active Subdivisions
              Colorado.............................             45             51             50
              Mid-Atlantic.........................             49             53             51
              California...........................             13             20             21
              Arizona..............................             30             23             22
              Nevada...............................              8              5              5
                                                       -----------    -----------    -----------
                   Total...........................            145            152            149
                                                       ===========    ===========    ===========

         Home Sales Revenues and Homes Closed - Home sales revenues in the third quarter and first nine months of 1997 were the highest for all comparable periods in the Company's history. The increases in 1997 home sales revenues primarily were due to increases in home closings and the average selling price per home closed (each discussed below).

         Home closings increased in the third quarter and first nine months of 1997, compared with the same periods in 1996, (i) by 53% and 58%, respectively, in Nevada, where the Company has increased the number of active subdivisions to eight from two at the beginning of 1996; (ii) by 47% and 25%, respectively, in Southern California, resulting from the Company's increased operations and improving economic conditions in that market; (iii) by 20% and 8%, respectively, in Arizona due to a higher level of closings per active subdivision resulting from the Company's increasing emphasis in this market on offering lower priced, more affordable homes primarily marketed to the first-time and first-time move-up home buyer; and (iv) by 15% and 23%, respectively, in the Mid-Atlantic market, due to weather-related delays in the completion and delivery of homes during the first nine months of 1996, and a Backlog (as hereinafter defined) at the beginning of 1997 that was more than 50% greater than Backlog at the beginning of 1996. In Colorado, home closings decreased 10% in the first nine months of 1997, compared with the same period in 1996, primarily due to a lower Backlog at the beginning of 1997 compared with Backlog at the beginning of 1996. In Northern California, home closings decreased in the third quarter and first nine months of 1997, compared with the same periods in 1996, as the Company has exited the Sacramento market and presently has only one active subdivision in the San Francisco Bay area.

         Average Selling Price Per Home Closed - The higher average selling prices per home closed in the third quarter and first nine months of 1997, compared with the same periods in 1996, resulted from increases in average selling prices in Colorado, California and the Mid-Atlantic region, principally due to the impact of closing a greater number of homes in higher-priced subdivisions during the 1997 periods. These increases partially were offset by lower average selling prices in the third quarter and first nine months of 1997 in Arizona, reflecting the impact of the Company's emphasis on offering lower-priced, more affordable homes in this market as discussed above.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased by 80 and 100 basis points, respectively, during the third quarter and first nine months of 1997, compared with the third quarter and first nine months of 1996. The increases largely were due to (i) the favorable impact of a large number of home closings in certain highly profitable subdivisions, particularly in Arizona and Southern California;
(ii) in Nevada, the completion of several under-performing subdivisions during the first nine months of 1996 and the closing of homes in four new higher-margin subdivisions in the first nine months of 1997; (iii) the receipt in the second quarter of 1997 of a $783,000 refund of school impact fees in Colorado which previously were charged to cost of sales; and (iv) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Orders for Homes and Backlog - Orders for homes in the third quarter and first nine months of 1997 increased 21% and 9%, respectively, over the comparable periods in 1996. Home orders for the third quarter of 1997 were the highest third quarter orders in the Company's history and orders for the first nine months of 1997 reached a ten-year high. These increases primarily were due to comparatively strong home orders experienced since the first quarter of 1997 in all of the Company's markets except the

Mid-Atlantic region and Northern California in response to an improving national economy stimulated by decreasing mortgage interest rates, low unemployment and high levels of consumer confidence. Third quarter 1997 home orders particularly were strong in Nevada, Arizona and Southern California, which increased 90%, 47% and 42%, respectively, as a result of the factors discussed above and the increased number of active subdivisions in Nevada and Arizona and a 50% increase in the number of sales per active subdivision in Southern California.

         As a result of the increased orders for homes in the third quarter of 1997, the Company's homes under contract but not yet delivered ("Backlog") at September 30, 1997 increased 13% from September 30, 1996, to the highest September 30 Backlog in the Company's history. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its September 30, 1997 Backlog to close under existing sales contracts during the fourth quarter of 1997 and the first half of 1998. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home advertising expenses and sales commissions) totalled $16,367,000 and $44,467,000, respectively, for the third quarter and first nine months of 1997, compared with $14,420,000 and $40,667,000, respectively, for the same periods in 1996. The increases in 1997 primarily resulted from (i) additional advertising and model home expenses incurred to stimulate sales in response to increased competition in Colorado, Arizona and the Mid-Atlantic; and (ii) cost increases incurred in connection with the Company's expanded operations in Southern California, Arizona and Nevada.

         General and Administrative - General and administrative expenses totalled $8,303,000 and $22,849,000, respectively, during the third quarter and first nine months of 1997, compared with $7,184,000 and $21,722,000, respectively, for the same periods in 1996. The increases in 1997 primarily were due to increased administrative costs incurred in support of the Company's expanded operations in Southern California and Phoenix.

     Asset Impairment Charges

         Operating results during the third quarter and first nine months of 1997 were reduced by asset impairment charges totalling $3,500,000 and $5,850,000, respectively, related to certain of the Company's homebuilding assets in the Mid-Atlantic region, primarily in Suburban Maryland, as a result of continued weakened market conditions and competitive pressure in that market. The asset impairment charges primarily resulted from (i) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (ii) the write-off of certain capitalized costs, primarily deferred marketing and option deposits, related to a number of lower-margin subdivisions which are being closed out; and (iii) in the third quarter of 1997, pricing, product and incentive changes initiated by new management in the Mid-Atlantic region to further the Company's aggressive strategy of accelerating the close out of under-performing subdivisions in that market. While intending to maintain its market share in the Mid-Atlantic region, the Company continues to eliminate lower-margin subdivisions and redeploy capital to more profitable operations within and outside that market, including California, Arizona and Nevada.

         Operating results during the three and nine months ended September 30, 1996 were impacted adversely by $4,338,000 and $7,208,000, respectively, in asset impairment charges. These charges primarily were related to certain under-performing subdivisions in Northern California and the Mid-Atlantic region.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, as well as the total number of lots owned, lots controlled under option agreements and total option deposits (dollars in thousands).

                                              September 30, December 31, September 30,
                                                  1997          1996        1996
                                              -----------   -----------  -----------
    Land and Land Under Development
         Colorado...........................  $    58,968   $    66,529  $    60,887
         Mid-Atlantic.......................       40,417        46,124       49,186
         California.........................       28,333        23,733       21,891
         Arizona............................       35,768        32,129       29,749
         Nevada.............................       15,710        14,412       15,675
                                              -----------   -----------  -----------
              Total.........................  $   179,196   $   182,927  $   177,388
                                              ===========   ===========  ===========

    Total Lots Owned........................        9,725        10,523       10,784

    Total Lots Controlled Under Option......        5,249         6,698        6,793
                                              -----------   -----------  -----------
          Total Lots Owned and Controlled...       14,974        17,221       17,577
                                              ===========   ===========  ===========
    Total Option Deposits...................  $     6,802   $     5,951  $     5,449
                                              ===========   ===========  ===========

Financial Services Segment

      Mortgage Lending Operations

         The tables below set forth information relating to HomeAmerican's operations (in thousands).

                                                              Three Months                Nine Months
                                                          Ended  September 30,        Ended  September 30,
                                                       -------------------------   -------------------------
                                                           1997          1996          1997          1996
                                                       -----------   -----------   -----------   -----------
       Gains on Sales of Mortgage Servicing........    $     1,009   $     1,593   $     1,560   $     5,746
       Gains on Sales of Mortgage Loans, net.......    $     1,876   $     1,545   $     4,368   $     3,238

       Operating Profits...........................    $     2,988   $     3,380   $     5,903   $    10,146

       Principal Amount of Loan Originations and
         Purchases
          MDC home buyers..........................    $   145,074   $   119,584   $   377,325   $   343,066
          Spot.....................................          9,516         8,280        24,078        34,056
          Correspondent............................         19,898        15,690        50,504        42,203
                                                       -----------   -----------   -----------   -----------
                Total..............................    $   174,488   $   143,554   $   451,907   $   419,325
                                                       ===========   ===========   ===========   ===========
       Capture Rate................................            68%           65%           68%           66%
                                                       ===========   ===========   ===========   ===========

                                      -20-

                                                  September 30,    December 31,    September 30,
                                                      1997             1996            1996
                                                   -----------     ------------     -----------
  Composition of Servicing Portfolio
     FHA insured/VA guaranteed..................  $    165,517     $    117,681    $     81,054
     Conventional...............................       349,117          277,217         259,803
                                                  ------------     ------------    ------------
  Total Servicing Portfolio.....................  $    514,634     $    394,898    $    340,857<F2>
                                                  ============     ============    ============
  Salable Portion of Servicing Portfolio........  $    340,568<F1> $    292,428<F1>$    226,880<F1>
                                                  ============     ============    ============

         <F1> Substantially  all  originated  subsequent  to the  adoption of
              SFAS 122 (as  hereinafter defined).
         <F2> Includes  servicing of $62,181  sold in August  1996,  serviced by
              HomeAmerican under a subservicing arrangement until transfer to the purchaser in October and November 1996.

         HomeAmerican's operating profits for the third quarter and first nine months of 1997 decreased, compared with the same periods in 1996, primarily due to decreases in gains from sales of mortgage servicing which, for the first nine months of 1997, partially were offset by an increase in gains from sales of mortgage loans. These differences principally resulted from sales of mortgage loans and mortgage loan servicing in 1996 which were originated prior to the Company's required adoption, on January 1, 1996, of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"), which was superseded by SFAS 125 (as hereinafter defined) on January 1, 1997.

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

         Because the Company sold substantially all of its pre-1996 mortgage loans and mortgage loan servicing during the first nine months of 1996, the year-over-year comparability of gains (or losses) on sales of mortgage loans and mortgage loan servicing in future quarters will not be impacted by the application of SFAS 125. See "Forward-Looking Statements" below.

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

                                                              Three Months                 Nine Months
                                                           Ended September 30,         Ended September 30,
                                                       -------------------------   -------------------------
                                                           1997          1996          1997          1996
                                                       -----------   -----------   -----------   -----------
       Gain on Sale of FAMC........................    $       - -   $     4,042   $       - -   $     4,042
       Management Fees from REITs..................    $       - -   $       775   $       - -   $     2,373

       Operating Profits...........................    $        45   $     3,721   $       414   $     5,553


         The decreased operating profits in the third quarter and first nine months of 1997 primarily were due to the $4,042,000 gain, net of related expenses, on the September 1996 sale of FAMC. The sales proceeds consisted of $6,000,000 of cash and $5,450,000 of subordinated notes, which are payable at specified dates during the 10 years following the sale and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in FAMC. A gain of $5,450,000 attributable to the notes has been deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection or prepayment of the notes' principal and the expiration of the conversion features. The entire $5,450,000 gain remained deferred at September 30, 1997.

         Due to the sale of FAMC and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results of the asset management operations are expected to be immaterial, except to the extent any gains are recognized with respect to FAMC's $5,450,000 subordinated notes discussed above. See "Forward-Looking Statements" below.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred which is not capitalized is reflected as interest expense and totalled $761,000 for the first nine months of 1997, compared with $3,364,000 for the same period in 1996. During the third quarter of 1997, the Company capitalized all interest incurred, which resulted in no interest expense for such period, compared with $486,000 of interest expense in the third quarter of 1996.

         Corporate and homebuilding interest incurred decreased by 12% to $6,689,000 and $20,192,000, respectively, for the third quarter and first nine months of 1997, compared with $7,582,000 and $22,961,000, respectively, for the same periods in 1996, primarily due to (i) lower average outstanding borrowings during the first nine months of 1997, compared with the first nine months of 1996, as a result of reduced homebuilding inventories and the increased use of internally generated funds; and (ii) lower average effective interest rates with respect to the Company's outstanding debt in 1997.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $1,694,000 and $8,194,000, respectively, during the third quarter and first nine months of 1997, compared with $2,920,000 and $8,501,000, respectively, for the same periods of 1996. The 1997 amounts include the favorable impact of insurance recoveries and a reversal of reserves no longer required, which totalled $2,032,000 and $2,458,000 for the respective periods, as well as reduced debt-related fixed charges and insurance costs, partially offset by higher compensation expenses and costs associated with the Year 2000 Project (as defined below). Corporate general and administrative expenses for the first nine months of 1996 were impacted favorably by insurance recoveries of $1,250,000 received in the first quarter of 1996.

         The Company is modifying its computer systems to accurately process information which includes the year 2000 date and beyond (the "Year 2000 Project"). Pursuant to current accounting rules, the cost of the Year 2000 Project must be expensed as incurred. Management believes that future costs of the Year 2000 Project, expected to be incurred over the next 15 months, will not have a material adverse effect on the Company's results of operations, financial position or cash flows. See "Forward-Looking Statements" below.

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

         In June 1997, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the examinations of the MDC Consolidated Returns for the years 1986 through 1990. In July 1997, the Company and the IRS reached final agreement on the examinations of the Richmond Homes Consolidated Returns for the years 1991 through 1993. These agreements resulted in no material impact on the Company's financial position or results of operations.

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

Capital Resources

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded Senior Notes and Convertible Subordinated Notes due primarily in 2003 and 2005, respectively; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         MDC anticipates continuing to acquire finished lots and partially developed land for use in its future homebuilding operations. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

         The Company anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements based on its current capital resources and additional liquidity available under existing credit agreements. The Company believes that it can meet its long-term capital needs (including, among other things, meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business, or general economic conditions, occur as a result of the various risk factors described elsewhere herein, in particular, increases in interest rates. See "Forward-Looking Statements" below.

Lines of Credit and Notes Payable

         Homebuilding - In March 1997, the Company modified its agreement with a group of banks for its unsecured revolving line of credit. Under the modified terms, the available borrowings have been increased to $175,000,000 from $150,000,000, and the maturity date of the agreement has been extended for one year to June 30, 2001, although a term-out of this credit may commence earlier under certain circumstances. At September 30, 1997, $45,000,000 was borrowed under this line of credit.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). HomeAmerican's mortgage loans normally are sold within 25 to 60 days after origination. During the first nine months of 1997 and 1996, HomeAmerican sold $438,400,000 and $426,265,000, respectively, principal amount of mortgage loans and mortgage certificates.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at September 30, 1997 was $51,000,000. At September 30, 1997, $27,593,000 was borrowed and an additional $23,407,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days notice.

         General - The agreements for the Company's Senior Notes, Convertible Subordinated Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first nine months of 1997, the Company used $7,349,000 and $39,520,000 of cash to repurchase 838,000 shares of MDC Common Stock and $38,000,000 of Senior Notes, respectively. The Company also used $5,454,000 of cash in its operating activities. The Company financed these activities primarily with internally generated funds and line of credit borrowings.

         During the first nine months of 1996, the Company generated $35,651,000 in cash from its operating activities. The Company used this cash and other internally generated funds to (i) pay down lines of credit and notes payable by $32,860,000; and (ii) repurchase 1,463,000 shares of MDC Common Stock for $10,075,000.


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

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company's adoption of SFAS 128, which is required on December 31, 1997, will result in the restatement of the Company's primary earnings per share calculations to "basic" earnings per share. Basic earnings per share, based on income before extraordinary item, would have been $.42 and $.31 for the third quarter of 1997 and 1996, respectively, and $.91 and $.77 for the first nine months of 1997 and 1996, respectively. Basic earnings per share, based on net income, would have been $.42 and $.31 for the third quarter of 1997 and 1996, respectively, and $.78 and $.75 for the first nine months of 1997 and 1996, respectively. SFAS 128 also will require the presentation of "diluted" earnings per share, which is computed similarly to fully diluted earnings per share. Diluted earnings per share would have been unchanged from fully diluted earnings per share for the third quarter and first nine months of 1997 and 1996.


                                      OTHER


Subsequent Event

         On September 29, 1997, the Company filed a Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the "Commission") to sell up to $300,000,000 in securities. On October 30, 1997, the Registration Statement was declared effective by the Commission. Further details of the securities to be offered by the Company will be available in a supplemental prospectus to be prepared by the Company at a later date. A shelf registration allows a company to register securities and sell them from time-to-time when financing needs arise.

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


         No matters were submitted to shareowners during the third quarter of 1997.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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


Date:  October 30, 1997                     M.D.C. HOLDINGS, INC.
       ----------------
                                           (Registrant)


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