Form 10-K405
period 1997-12-31
MDC HOLDINGS INC
filed 1998-02-10
CIK 773141

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the Transition period from            to
                                            ----------    -----------

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

         Title of each class                     Name of each exchange on
                                                  which registered
     Common Stock, $.01 par value                New York Stock Exchange/
                                                  The Pacific Stock Exchange
   11 1/8% Senior Notes due December 2003
   8 3/8% Senior Notes due February 2008         New York Stock Exchange
   8 3/4% Convertible Subordinated Notes
           due December 2005
   6.64% Subordinated Fixed-Rate Notes
          due April 1998

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of February 5, 1998, 17,923,000 shares of M.D.C. Holdings, Inc. Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $212,090,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K is incorporated by reference from the Registrant's 1997 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.
================================================================================

                             M.D.C. HOLDINGS, INC.

                                   FORM 10-K

                     For the Year Ended December 31, 1997
                                 ---------------

                                Table of Contents

                                                                         Page
                                                                          No.
                                                                         ----
       PART I
           ITEMS  1.
             AND  2.  BUSINESS AND PROPERTIES
                           (a) General Development of Business.....         1
                           (b) Financial Information About
                                 Industry Segments.................         1
                           (c) Narrative Description of Business...         1

            ITEM  3.  LEGAL PROCEEDINGS............................         7

            ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                        HOLDERS....................................         7

       PART II
            ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED
                        SECURITY HOLDER MATTERS....................         7

            ITEM  6.  SELECTED FINANCIAL AND OTHER DATA............         8

            ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS.................................        10

            ITEM  8.  FINANCIAL STATEMENTS.........................       F-1

            ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE.....        21

       PART III
            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                        REGISTRANT.................................        21

            ITEM 11.  EXECUTIVE COMPENSATION.......................        21

            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT......................        21

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                        TRANSACTIONS...............................        21

       PART IV
            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K........................        21


                                       (i)

                              M.D.C. HOLDINGS, INC.

                                   FORM 10-K

                                     PART I

Items 1 and 2.  Business and Properties.

         (a) General Development of Business

         M.D.C. Holdings, Inc.(the "Company" or "MDC", which, unless otherwise indicated, collectively refers to M.D.C. Holdings, Inc., a Delaware corporation originally incorporated in Colorado in 1972, and its subsidiaries) is engaged in the construction and sale of residential housing. The Company also provides mortgage loans primarily to its home buyers.

         On January 28, 1998, the Company completed the issuance and sale of $175,000,000 of 8 3/8% senior notes due February 2008 (the "8 3/8% Senior Notes"). The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of 11 1/8% Senior Notes due December 2003 (the "11 1/8% Senior Notes"), to defease the remaining $90,819,000 principal amount of the 11 1/8% Senior Notes outstanding and for general corporate purposes. See "Subsequent Event" below.

         (b) Financial Information About Industry Segments

         Note B to the Consolidated Financial Statements contains information regarding the Company's business segments for each of the three years ended December 31, 1997, 1996 and 1995.

         (c) Narrative Description of Business

         MDC's business consists of two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia and suburban Maryland (the "Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. The Company's financial services segment consists principally of HomeAmerican
Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") which provides mortgage loans primarily to the Company's home buyers (the "mortgage lending operations").

         The Company's strategy is to build homes generally for the first-time and move-up buyer, the largest segments of prospective home buyers. The base prices for these homes range from approximately $75,000 to $500,000, although the Company builds homes with prices as high as $965,000. The average sales prices of the Company's homes closed in 1997 and 1996 were $179,800 and $177,000, respectively.

         As part of its land inventory policy, the Company generally limits new projects to fewer than 150 lots to avoid overexposure to any single sub-market. In this regard, the Company's priority is to acquire finished lots using rolling options and finished lots in phases for cash. If potential returns justify the risk, land is acquired for development. The Company's Asset Management Committee, composed of four members of corporate senior management, meets weekly to review all proposed land acquisitions and takedowns of lots under option.

         Homes are designed and built to meet local customer preferences. The Company, as the general contractor, supervises construction of all of its projects and employs subcontractors for site development and home construction. The Company generally builds single-family detached homes, except in the Mid-Atlantic, where MDC also builds a significant number of townhomes.

         HomeAmerican is a full service mortgage lender, originating mortgage loans primarily for MDC's home buyers with offices located in each of MDC's markets except Northern California. As the principal originator of mortgage loans for MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding business.

Homebuilding Segment.

         General. The Company's homebuilding business consists of the design, construction and sale of single-family residential homes. The Company builds its homes principally on finished lots acquired using rolling options, phased acquisitions or bulk purchases. To a lesser extent, the Company acquires land for development for use in its homebuilding activities. These operations are financed primarily with publicly traded debt, bank lines of credit and internally generated funds.

         The Company is one of the largest homebuilders in the United States, building and selling homes under the name "Richmond American Homes." MDC is a major regional homebuilder, with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in metropolitan Denver; the largest builder of detached homes in Riverside County, California; among the top five builders in Northern Virginia, Tucson and Colorado Springs; among the top ten builders in suburban Maryland and Phoenix; and has a growing presence in Orange, Los Angeles, Ventura, San Bernardino and San Diego Counties, California and Las Vegas. The Company also builds homes in the San Francisco Bay Area. MDC believes a significant presence in its markets enables it to compete effectively for home sales, land acquisition opportunities and subcontractor labor.

         The Company builds quality homes at affordable prices, generally for the first-time and move-up buyer. The Company has placed more emphasis on the first-time buyer in most of its markets. Approximately 41% of its homes closed in 1997 were in subdivisions targeted to the first-time buyer, compared with approximately 38% and 30% in 1996 and 1995, respectively. Homes are constructed according to basic designs that meet local customer preferences. The Company, as the general contractor, supervises the construction of all of its projects and employs subcontractors for site development and home construction.

         In an effort to reduce the effects of volatile economic conditions in any single market, the Company's operations are diversified geographically into markets with prospects for significant long-term economic, population and employment growth. Additionally, the Company monitors each of its markets and allocates capital based on its assessment of the current and anticipated strength of these markets. While intending to maintain its market share in the Mid-Atlantic, the Company has been redeploying capital from Maryland to its growing operations in California, Arizona and Nevada. The following table shows the Company's geographic diversification in 1997, 1996 and 1995 as represented by home sales revenues in each of its markets (dollars in thousands).

                                                Total Home Sales Revenues                Percent of Total
                                          -----------------------------------  -----------------------------------
                                              1997        1996         1995        1997        1996         1995
                                          ----------  ----------   ----------  ----------  ----------   ----------

    Colorado............................  $  325,466  $  327,256   $  325,834         35%         37%          39%
    Mid-Atlantic........................     214,424     187,254      208,552         23%         21%          25%
    California..........................     188,893     182,131      146,947         20%         21%          18%
    Arizona.............................     154,875     154,875      133,625         16%         18%          16%
    Nevada..............................      55,358      28,842       12,490          6%          3%           2%
                                          ----------  ----------   ----------  ----------  ----------   ----------

            Total.......................  $  939,016  $  880,358   $ 827,448         100%        100%        100%
                                          ==========  ==========   =========   ==========  ==========   ==========

         Housing. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location and design specifications. The series of homes offered at a particular location is based on customer preference and the area's demographics.

         Through design centers in its Denver and Phoenix homebuilding divisions, MDC provides home buyers the ability to "customize" their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades within a short time from their decision to purchase a Richmond American home. The Company plans to open design centers in Southern California and Las Vegas in 1998. The design centers, which are also planned for most of MDC's other divisions, not only provide MDC's customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue.

         The Company maintains varying levels of inventories of unsold homes in each of the markets in which it operates. Unsold homes in various stages of completion aid the Company in meeting the immediate and near-term demands of prospective home buyers.

         Land Acquisition and Development. MDC purchases finished lots using option contracts, finished lots in phases or in bulk for cash and, when estimated potential returns justify the risk, land for development into finished lots. In making land purchases, MDC considers a number of factors, including projected rates of return and sales prices of homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas which will have, among other things, available building permits, utilities and suitable zoning. MDC attempts to maintain a supply of finished lots sufficient to enable it to start homes as soon as practical after a contract for sale is executed. This is intended to minimize the Company's investment in and risk of shortages of labor and building materials.

         MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company relinquishes the option deposit. This practice limits the Company's risk and avoids a greater demand on its liquidity. At December 31, 1997, MDC had the right to acquire approximately 5,730 lots under option agreements with approximately $7,545,000 in total option deposits. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

         MDC owns various undeveloped parcels of real estate, most of which it intends to develop into finished lots. MDC generally develops its land in phases (fewer than 100 lots at a time for each home series in a subdivision) to limit the Company's risk with regard to a particular project and to maximize the efficient use of available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of MDC's undeveloped land. When developed, these lots generally will be used in the Company's homebuilding activities, although a limited number of lots may be sold to others. Certain undeveloped lots also may be sold to others in their present condition. See "Forward-Looking Statements" below.

         The table below shows the carrying value of land and land under development, by market (in thousands).

                                                            December 31,
                                              --------------------------------------
                                                  1997          1996        1995
                                              -----------   -----------  -----------
     Colorado...............................  $    62,093   $    66,529  $    75,448
     Mid-Atlantic...........................       37,087        46,124       47,247
     California.............................       44,423        23,733       27,912
     Arizona................................       32,067        32,129       21,794
     Nevada.................................       17,342        14,412        4,559
                                              -----------   -----------  -----------
         Total..............................  $   193,012   $   182,927  $   176,960
                                              ===========   ===========  ===========


         The table below shows the number of lots owned and under option, by market.

                                                             December 31,
                                                --------------------------------------
                                                   1997          1996          1995
                                                ----------    ----------    ----------
   Lots Owned
     Colorado................................        4,948         5,849         8,628
     Mid-Atlantic............................        1,747         1,919         1,105
     California..............................          654           488           446
     Arizona.................................        1,531         1,651         1,242
     Nevada..................................          586           616           135
                                                ----------    ----------    ----------
         Total...............................        9,466        10,523        11,556
                                                ==========    ==========    ==========
   Lots Under Option
     Colorado................................        2,925         2,486         2,795
     Mid-Atlantic............................        1,583         2,975         4,019
     California..............................          787           538           675
     Arizona.................................          435           654           519
     Nevada..................................          - -            45           - -
                                                ----------    ----------    ----------
         Total...............................        5,730         6,698         8,008
                                                ==========    ==========    ==========

         Labor and Raw Materials. Generally, the materials used in MDC's homebuilding operations are standard items carried by major suppliers. Increases in the costs of building materials, particularly lumber, and of finished lots and subcontracted labor may affect future "Home Gross Margins" (as hereinafter defined) to the extent that market conditions prevent the recovery of increased costs through higher sales prices. The Company generally takes orders only for homes that already are under construction or for which the Company can contract for materials and labor at a fixed price during the anticipated construction period. This allows the Company to minimize the risks associated with increases in building material and labor costs between the time construction begins on a home and the time it is closed. Although the Company did not experience any significant shortages in the availability of building materials or labor in 1997, the Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "Forward-Looking Statements" below.

         Seasonal Nature of Business. MDC's business is seasonal to the extent that its Colorado, California and Mid-Atlantic operations encounter weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions increase the Company's risk of higher costs for interest, materials and labor. In addition, home buyer preferences and demographics influence the seasonal nature of MDC's business.

         Backlog. As of December 31, 1997 and 1996, homes under contract but not yet delivered ("Backlog") totalled 2,032 and 1,486, respectively, with an estimated sales value of $380,000,000 and $261,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 70% of its December 31, 1997 Backlog will close under existing sales contracts during the first nine months of 1998. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing and Sales. MDC's homes are sold under various commission arrangements by its own sales personnel and through the realtor community by cooperating brokers and referrals. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. All of MDC's homes are sold with a ten-year limited warranty issued by an independent warranty company.

         Title Operations. In 1997, the Company provided title agency services to MDC home buyers in the Mid-Atlantic. The Company intends to evaluate
opportunities   to  provide   title   services   in  its  other   markets.   See
"Forward-Looking Statements" below.

         Competition.   The  real  estate  industry  is  fragmented  and  highly
competitive. MDC competes with numerous homebuilders, including a number that are substantially larger and have greater financial resources.

Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community. The Company also competes with subdivision developers and land development companies.

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

         The Company's homebuilding operations also are affected by environmental considerations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation (collectively, "Environmental Laws"). The particular Environmental Laws which apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These Environmental Laws may (i) result in project delays; (ii) cause the Company to incur substantial compliance and other costs; and/or (iii) prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See "Forward-Looking Statements" below.


Financial Services Segment.

     Mortgage Lending Operations.

         General. HomeAmerican is a full-service mortgage lender originating mortgage loans primarily for MDC's home buyers and, to a lesser extent, for others on a "spot" basis through offices located in each of MDC's markets. HomeAmerican is the principal originator of mortgage loans for MDC's home buyers.

         HomeAmerican is authorized to originate Federal Housing Administration-insured ("FHA"), Veterans Administration-guaranteed ("VA"), Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and conventional mortgage loans. HomeAmerican is also an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. HomeAmerican also purchases loans and the related servicing rights from unaffiliated loan correspondents; the origination fees for these loans are retained by the correspondents.

         Substantially all of the mortgage loans originated or purchased by HomeAmerican are sold to private investors within 40 days of origination or purchase. The Company uses HomeAmerican's secured warehouse line of credit, other borrowings and internally generated Company funds to finance these mortgage loans until they are sold.

         Portfolio of Mortgage Loan Servicing. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. Servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican obtains the servicing rights related to the mortgage loans it and its correspondents originate. Certain mortgage loans are sold "servicing released" (the servicing rights are included with the sale of the corresponding mortgage loans). The servicing rights on mortgage loans not sold servicing released generally are sold in bulk at a later date. See "Forward-Looking Statements" below.

         As a mortgage loan servicer, HomeAmerican generally is required to advance to the mortgage loan owner, mortgage payments on loans that are delinquent or in foreclosure. To the extent that these and other advances by HomeAmerican are not collected or reimbursed by the mortgage loan insurer or guarantor, HomeAmerican incurs losses. In the past, these amounts have not been material.

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 1997 consisted of servicing rights with respect to approximately 3,902 single-family loans, approximately 89% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 5.5% to 11.5% and averaging 7.6%. The underlying value of a servicing portfolio generally is determined based on (i) the annual servicing fee rates applicable to the loans comprising the portfolio, which currently are .44% for FHA/VA loans and .25% for conventional loans; and (ii) the interest rates on the loans in the servicing portfolio. Significant changes in mortgage interest rates may impact the value of the Company's servicing portfolio.

         Pipeline. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 1997 had aggregate principal balances of $220,092,000. Approximately 70% of the Pipeline at December 31, 1997 is anticipated to close during the first three months of 1998. If mortgage interest rates fall, a smaller percentage of these loans would be expected to close. See "Forward-Looking Statements" below.

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

     Asset Management Operations.

         Through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.; "FAMC") managed by contract the operations of two publicly traded real estate investment trusts. In September 1996, the Company sold its 80% interest in FAMC. Due to the sale of FAMC, the Company does not expect to engage in significant asset management activities in the future. See "Forward-Looking Statements" below.

         Employees.

         At December 31, 1997, MDC employed approximately 1,200 persons. MDC considers its employee relations to be satisfactory.

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

         Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No meetings of the Company's stockholders were held during the fourth quarter of 1997.

                                                      PART II

Item 5.  Market Price of Common Stock and Related Security Holder Matters.

         The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC common stock as reported on the Composite Tape.

                                                              High                Low
                                                            -------             -------

                        1996
                        First quarter..................     $  7.38             $  6.38
                        Second quarter.................     $  7.50             $  6.38
                        Third quarter..................     $  7.25             $  6.25
                        Fourth quarter.................     $  9.13             $  6.75

                        1997
                        First quarter..................     $ 10.00             $  8.13
                        Second quarter.................     $  9.25             $  7.75
                        Third quarter..................     $ 11.00             $  9.06
                        Fourth quarter.................     $ 15.31             $  9.69

         The Company has declared dividends of three cents per share for each quarter in the two-year period ended December 31, 1997.

         In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in (i) the $175,000,000 unsecured revolving line of credit agreement entered into in April 1996 and revised on March 31, 1997; and (ii) the 8 3/8% Senior Notes indenture entered into in January 1998. Pursuant to the $175,000,000 line of credit agreement, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests, as defined. At
December  31,  1997,   the  Company  had  a  permitted   dividend   capacity  of
approximately $29,100,000 pursuant to the most restrictive of these covenants. Covenants included in the 8 3/8% Senior Notes indenture are less restrictive than those in the $175,000,000 line of credit agreement.

         On February 5, 1998, MDC had approximately 1,503 shareowners of record.

Item 6.   Selected Financial and Other Data.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (in thousands, except per share amounts).

                                              SELECTED FINANCIAL DATA

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1997           1996           1995           1994           1993
                                           -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA:
Revenues................................   $   969,562    $   922,595    $   865,856    $   817,245    $   634,323
                                           ===========    ===========    ===========    ===========    ===========
Operating profit
   Homebuilding.........................   $    41,543    $    27,967    $    33,018    $    44,464    $    22,496
   Financial services
     Mortgage lending...................         7,745         12,584          9,288          6,951          7,508
     Asset management...................         1,434          6,073          4,050          2,796          8,996
                                           -----------    -----------    -----------    -----------    -----------
         Total financial services.......         9,179         18,657         13,338          9,747         16,504
                                           -----------    -----------    -----------    -----------    -----------
Net corporate expenses<F1>..............       (11,395)       (13,870)       (19,705)       (23,229)       (23,968)
                                           -----------    -----------    -----------    -----------    -----------
Income before income taxes and
   extraordinary item...................   $    39,327    $    32,754    $    26,651    $    30,982    $    15,032
                                           ===========    ===========    ===========    ===========    ===========

Income before extraordinary item........   $    24,205    $    20,799    $    17,250    $    19,255    $    10,056
   Basic per common share<F2>...........   $      1.37    $      1.12    $       .89    $      1.02    $       .49
   Diluted per common share<F2>.........   $      1.18    $       .98    $       .79    $       .87    $       .45

Net income<F3>..........................   $    22,026    $    20,378    $    17,250    $    19,255    $    25,879
   Basic per common share<F2>...........   $      1.25    $      1.09    $       .89    $      1.02    $      1.26
   Diluted per common share<F2>.........   $      1.08    $       .97    $       .79    $       .87    $      1.16

Weighted-average shares outstanding<F2>
   Basic................................        17,673         18,623         19,362         18,951         20,501
   Diluted..............................        21,899         22,763         23,737         24,019         22,340

Dividends paid per share................   $       .12    $       .12    $       .11    $       .06    $       - -

                                                                        December 31,
                                           -----------------------------------------------------------------------
                                              1997           1996           1995           1994           1993
                                           -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA:
Assets:
   Housing completed or under
     construction.......................   $   249,928    $   251,885    $   265,205    $   280,319    $   201,023
   Land and land under development......   $   193,012    $   182,927    $   176,960    $   183,838    $   192,881

   Total assets.........................   $   621,770    $   617,303    $   634,811    $   664,571    $   653,366

Debt:
   Homebuilding
     Lines of credit....................   $    20,766    $    11,832    $    43,490    $    62,332    $    24,645
     Notes payable......................   $     9,676    $     3,063    $    10,571    $    33,585    $    62,495
   Senior notes.........................   $   150,354    $   187,721    $   187,525    $   187,352    $   187,199
   Subordinated notes...................   $    38,229    $    38,225    $    38,221    $    38,217    $    38,213
   Total debt...........................   $   248,551    $   253,346    $   305,334    $   348,280    $   345,676
Stockholders' Equity....................   $   229,593    $   213,847    $   205,033    $   192,295    $   175,854

Ratio of Homebuilding and Corporate
   Debt to Stockholders' Equity.........           .97           1.14           1.38           1.69           1.80
Ratio of Homebuilding and Corporate
   Debt to Capital (excluding Mortgage
   Lending
   Debt)................................           .49            .53            .58            .63            .64

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1997           1996           1995           1994           1993
                                           -----------    -----------    -----------    -----------    -----------
OPERATING DATA:
Homebuilding:
   Home sales revenues..................   $   939,016    $   880,358    $   827,448    $   784,453    $   587,887
   Orders for homes, net (units)........         5,769          5,049          4,536          4,177          3,875
   Homes closed (units).................         5,223          4,974          4,570          4,200          3,344
   Backlog
     Units<F4>..........................         2,032          1,486          1,355          1,334          1,357
     Estimated sales value<F4>..........   $   380,000    $   261,000    $   243,000    $   241,900    $   250,530
   Average selling price per home ......   $     179.8    $     177.0    $     181.1    $     186.8    $     175.8
   Home Gross Margins...................         14.5%          13.7%          13.4%          15.4%          14.2%
   Asset impairment charges.............   $     5,850    $     9,191    $     3,677    $     4,000    $       - -

Corporate and Homebuilding SG&A as a %
   of Home Sales Revenues...............         11.0%          11.0%          10.9%          11.3%          13.1%

EBITDA Computations<F5>:
   Income before extraordinary item.....   $    24,205    $    20,799    $    17,250    $    19,255    $    10,056
     Add:
       Income taxes.....................        15,122         11,955          9,401         11,727          4,976
       Corporate and homebuilding
         interest expense...............           761          3,773          7,773          9,454         11,454
       Interest in cost of sales........        28,361         25,995         28,397         26,548         19,810
       Other fixed charges..............           797          1,165          2,492          2,872          3,161
       Depreciation and amortization....        15,050         12,067         10,280         10,134          8,038
       Non-cash charges
           Homebuilding asset
              impairment charges........         5,850          9,191          3,677          4,000            - -
           Other........................           - -            533            - -            800          4,120
                                           -----------    -----------    -----------    -----------    -----------
   Total EBITDA.........................   $    90,146    $    85,478    $    79,270    $    84,790    $    61,615
                                           ===========    ===========    ===========    ===========    ===========

Fixed Charges Incurred<F6>..............   $    27,165    $    31,461    $    36,401    $    38,671    $    28,930

EBITDA/Fixed Charges....................           3.3            2.7            2.2            2.2            2.1
EBITDA/Interest Incurred................           3.4            2.8            2.3            2.4            2.4
----------
<F1>  Net corporate expenses represent:  (i) net gains and losses on investments and marketable securities; (ii) interest, dividend and other income; (iii)
      corporate  general and  administrative  expense;  and (iv)  corporate  and homebuilding interest expense.

<F2>  Based upon the adoption of Statement of Financial  Accounting  Standards
      No. 128, "Earnings per Share" ("SFAS 128").

<F3>  Includes the effects of  extraordinary  after-tax  gains and losses on the early extinguishment of debt resulting principally from: (i) in 1997, the repurchase of $38,000,000 principal amount of the 11 1/8% Senior Notes;
      and (ii) in 1996, certain other debt extinguishments; and (iii) in 1993, the retirement and repurchase of debt with a portion of the net proceeds of an offering of $190,000,000 principal amount of 11 1/8% Senior Notes and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"), which increased net income by $15,823,000.

<F4>  At end of period.

<F5>  "EBITDA"  has  been  computed  in  accordance   with  the   definition  of
      "Consolidated  EBITDA" set forth under the 11 1/8% Senior Notes indenture.
      EBITDA  should  not be  considered  an  alternative  to  operating  income determined in accordance  with generally  accepted  accounting  principles
      ("GAAP") as an indicator of  operating  performance  or to cash flows from operating  activities  determined in accordance  with GAAP as a measure of liquidity.

<F6>  Fixed charges consist of homebuilding and corporate interest expense plus
      (i)  amortization  of deferred  debt issue  costs;  (ii)  amortization  of
      discount  or  premium  relating  to   indebtedness;   and  (iii)  interest
      capitalized during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               RESULTS OF OPERATIONS

Consolidated Results.

         1997 Compared With 1996. Revenues for the year ended December 31, 1997 were $969,562,000, the highest in the Company's history and a 5% increase from 1996. The increase primarily resulted from a 5% increase in home closings and a $2,800 increase in the average selling price per home closed, partially offset by a reduction in financial services segment revenues, principally due to the sale of FAMC in September 1996.

         Income before income taxes and extraordinary item increased 20% in 1997. The increase primarily was due to the increased profitability of the homebuilding segment and lower corporate and homebuilding interest expense, partially offset by decreased profits from the Company's financial services segment. The homebuilding segment increase principally was a result of (i) the home closing and average selling price increases described above; (ii) an increase of 80 basis points in Home Gross Margins; and (iii) reduced asset impairment charges. The Company's financial services segment experienced lower operating profits in 1997 primarily due to (i) a $4,042,000 gain recognized in 1996 on the sale of FAMC; and (ii) additional profits recognized in 1996 as a result of a required change in accounting principle regarding mortgage loans and mortgage loan servicing rights.

         Net income for 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 principal amount of its 11 1/8% Senior Notes. Net income for 1996 included an extraordinary loss of $421,000, net of an income tax benefit of $242,000, recognized in connection with the retirement of borrowings under certain secured lines of credit and project loans.

         During 1997, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. By December 31, 1997, the Company had reduced its investment in unsold homes under construction by 34% to $53,000,000, decreased homebuilding and corporate indebtedness by $22,000,000 to $222,000,000, and increased its equity by 7% to $230,000,000, or $12.91 per outstanding share. These improvements contributed to a reduction in the Company's ratio of homebuilding and corporate debt to capital (excluding mortgage lending debt) to 49% at December 31, 1997. The Company's lower debt levels in 1997, combined with lower effective interest rates on the Company's variable-rate debt, contributed to a 13% reduction in the Company's corporate and homebuilding interest incurred for 1997. These reductions, combined with a $4,700,000 increase in the Company's EBITDA for 1997, resulted in a ratio of EBITDA to interest incurred of 3.4, 21% higher than the comparable ratio of 2.8 for 1996.

         1996 Compared With 1995. Revenues for the year ended December 31, 1996 were $922,595,000, a 7% increase from 1995. The increase primarily resulted from a 9% increase in home closings, the revenue impact of which was offset partially by a $4,100 decrease in the average selling price per home closed.

         Income before income taxes and extraordinary item in 1996 increased 23% from 1995, principally due to (i) higher operating profit from the financial services segment, primarily resulting from a $4,042,000 gain recognized on the sale of FAMC and record profits from the mortgage lending operations; (ii) lower corporate and homebuilding interest expense; and (iii) lower corporate general and administrative expenses. These income improvements partially were offset by a decrease in homebuilding operating profits caused by (i) increased asset impairment charges, primarily in the Mid-Atlantic due to intense competition and weakened economic conditions in that market; (ii) lower average selling prices on homes closed; and (iii) higher marketing and general and administrative expenses incurred in support of expanding homebuilding operations in California, Arizona and Nevada, which more than offset the positive effects of increased home closings and Home Gross Margins.

Homebuilding Segment.

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                     Year Ended December 31,
                                              ---------------------------------------
                                                  1997          1996          1995
                                              -----------   -----------   -----------
Home Sales Revenues.........................  $   939,016   $   880,358   $   827,448
Operating Profits Before Asset Impairment
   Charges..................................  $    47,393   $    37,158   $    36,695
Operating Profits...........................  $    41,543   $    27,967   $    33,018
Average Selling Price Per Home Closed.......  $     179.8   $     177.0   $     181.1
Home Gross Margins..........................        14.5%         13.7%         13.4%

Orders For Homes, net (units)
     Colorado...............................        2,039         1,811         1,939
     Mid-Atlantic...........................        1,061         1,115           996
     California.............................          938           822           770
     Arizona................................        1,297         1,041           779
     Nevada.................................          434           260            52
                                              -----------   -----------   -----------
       Total................................        5,769         5,049         4,536
                                              ===========   ===========   ===========

Homes Closed (units)
     Colorado...............................        1,735         1,893         1,891
     Mid-Atlantic...........................        1,088           969         1,058
     California.............................          828           837           751
     Arizona................................        1,135         1,044           802
     Nevada.................................          437           231            68
                                              -----------   -----------   -----------
       Total................................        5,223         4,974         4,570
                                              ===========   ===========   ===========

                                                            December 31,
                                              ---------------------------------------
                                                  1997          1996          1995
                                              -----------   -----------   -----------
Backlog (units)
     Colorado...............................          880           576           658
     Mid-Atlantic...........................          394           421           275
     California.............................          270           160           175
     Arizona................................          393           231           234
     Nevada.................................           95            98            13
                                              -----------   -----------   -----------

       Total................................        2,032         1,486         1,355
                                              ===========   ===========   ===========

       Estimated Sales Value................  $   380,000   $   261,000   $   243,000
                                              ===========   ===========   ===========

Active Subdivisions
     Colorado...............................           48            51            49
     Mid-Atlantic...........................           42            53            48
     California.............................           12            20            23
     Arizona................................           29            23            22
     Nevada.................................            6             5             2
                                              -----------   -----------   -----------

       Total................................          137           152           144
                                              ===========   ===========   ===========
                                        11

     Homebuilding Activities - 1997 Compared With 1996.

         Home Sales Revenues and Homes Closed. Home sales revenues in 1997 were the highest in the Company's history and increased 7% from home sales revenues in 1996. The increase resulted from an increase in both home closings and average selling price per home closed, as further discussed below.

         Home closings increased in 1997 (i) by 89% in Nevada, where the Company increased the number of active subdivisions and improved by almost 50% the number of home closings per active subdivision; (ii) by 20% in Southern
California, resulting from the Company's expanded operations and improved economic conditions in that market; (iii) by 12% in the Mid-Atlantic, primarily due to weather-related delays in the completion and delivery of homes during much of 1996; and (iv) by 9% in Arizona, due to a 10% increase in the number of active subdivisions and a higher level of home closings per active subdivision resulting from the Company's increasing emphasis in this market on offering lower-priced, more affordable homes primarily marketed to the first-time and first-time move-up home buyer.

         In Colorado, home closings decreased in 1997 primarily due to a lower Backlog throughout most of the first half of 1997. In addition, the Company built fewer unsold homes in the last half of 1997, which had the effect of lengthening the time between the sale of a home and the time it is closed while, at the same time, reducing the Company's risk of holding unsold homes inventory. Home closings also decreased in Northern California in 1997, because the Company has exited the Sacramento market and presently has only one active subdivision in the San Francisco Bay Area.

         The Company currently anticipates closing more homes in the first and second quarters of 1998 than for the same periods in 1997. However, the percentage increase in home closings in 1998 will not be as great as the relative increase in beginning Backlog, as discussed below, because of a number of factors. These factors include (i) severe weather conditions in California and the Mid-Atlantic, which have delayed the construction of homes; (ii) shortages of subcontractor labor for certain trades in California and, to a lesser extent, in Nevada, which have lengthened construction times in these markets; and (iii) more homes in Backlog not started and fewer unsold homes under construction at December 31, 1997, than at December 31, 1996. See "Forward-Looking Statements" below.

         Average Selling Price Per Home Closed. The average selling price per home closed increased to $179,800 in 1997, compared with $177,000 in 1996. This increase primarily resulted from higher average selling prices in Colorado and California, principally due to the impact of closing a greater number of homes in higher-priced subdivisions in 1997, partially offset by decreased average selling prices in Arizona, reflecting the impact of the Company's emphasis on offering lower-priced, more affordable homes in this market, as discussed above..

         Home Gross Margins. Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased 80 basis points in 1997. The increase largely was due to (i) the favorable impact of a large number of home closings in certain highly profitable subdivisions, particularly in Arizona and Southern California; (ii) in Nevada, the completion of several under-performing subdivisions during 1996 and the closing of homes in four new higher-margin subdivisions in 1997; and (iii) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Orders for Homes and Backlog. Orders for homes increased 14% to 5,769 in 1997, compared with 5,049 home orders in 1996, representing the highest number of orders in the Company's history. The increase primarily was due to comparatively strong home orders experienced in all of the Company's markets except the Mid-Atlantic and Northern California in response to an improving national economy stimulated by decreasing mortgage interest rates, low unemployment and high levels of consumer confidence.

         In January 1998, the Company received 724 orders for homes, an increase of 80% over the relatively easy comparison of 403 home orders received in January 1997 (which was down 7% from January 1996). Home orders increased in January 1998 in each of MDC's markets except Northern California, with particular strength in Southern California (up 134%), Colorado (up 73%), Phoenix (up 68%) and the Mid-Atlantic (up 58%). Relatively easier year-over-year home order comparisons should continue for the balance of the first quarter of 1998 because the Company's home orders in the first quarter of 1997 were 11% lower than in the first quarter of 1996. Comparisons will become more difficult in the second quarter of 1998 because double-digit year-over-year order increases were realized in each of the remaining months of 1997 beginning in April. See "Forward-Looking Statements" below.

         As a result of the increased orders for homes during 1997, the Company's homes under contract but not yet delivered ("Backlog") at December 31, 1997 increased 37% from December 31, 1996 to 2,032 units with an estimated sales value of $380,000,000, the highest year-end Backlog in the Company's history. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its December 31, 1997 Backlog to close under existing sales contracts during the first nine months of 1998. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home advertising expenses and sales commissions) totalled $61,139,000 in 1997, compared with $56,078,000 in 1996. The 9% increase in 1997 was due to (i) higher variable costs incurred as a result of increased home closings; (ii) cost increases incurred in connection with the Company's expanded operations in Southern California, Arizona and Nevada; and (iii) additional advertising and model home expenses incurred to stimulate sales in response to increased competition in Colorado, Arizona and the Mid-Atlantic.

         General and Administrative. General and administrative expenses totalled $30,557,000 in 1997, compared with $29,122,000 in 1996. The increase primarily was due to additional costs incurred in support of expanded operations in Southern California and Arizona.

         Asset Impairment Charges. Operating results during 1997 were reduced by asset impairment charges totalling $5,850,000 related to certain of the Company's homebuilding assets in the Mid-Atlantic, primarily in suburban
Maryland, as a result of continued weakened market conditions and competitive pressure in that market. The asset impairment charges primarily resulted from
(i) the recognition of losses anticipated from the closing of certain homes in Backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (ii) the write-off of certain capitalized costs, primarily deferred marketing and option deposits, related to a number of lower-margin subdivisions which are being closed out; and (iii) pricing, product and incentive changes initiated by new management in the third quarter of 1997 in the Mid-Atlantic to further the Company's strategy of accelerating the close-out of under-performing subdivisions in that market. While intending to maintain its market share in the Mid-Atlantic, the Company continues to eliminate lower-margin subdivisions and redeploy capital to more profitable operations within and outside that market, including California, Arizona and Nevada. See "Forward-Looking Statements" below.

     Homebuilding Activities - 1996 Compared With 1995.

         Home Sales Revenues and Homes Closed. Home sales revenues in 1996 increased 6% from home sales revenues in 1995. The increase primarily resulted from increased home closings, partially offset by an overall decrease in the average selling price per home closed, as discussed below.

         Home closings increased in 1996 in (i) Arizona, due to a significant expansion of operations in Phoenix, where the Company increased the number of active subdivisions from nine at December 31, 1994 to 15 at December 31, 1996;
(ii) California, due to the acquisition and opening of several new subdivisions in Southern California, including subdivisions in Riverside County acquired from Mesa Homes in July 1995; and (iii) Nevada, due to the closing of homes in subdivisions acquired from Longford Homes in February 1996. The Mid-Atlantic operations closed fewer homes in 1996 than in 1995, primarily as a result of severe weather conditions during most of 1996 which delayed construction and development activities and the delivery of certain homes.

         Average Selling Price Per Home Closed. The decrease in the average selling price per home closed in 1996 reflected the impact of the Company's continuing emphasis on offering lower-priced, more affordable homes primarily marketed to first-time and first-time move-up home buyers. This strategy resulted in lower average sales prices in 1996 in (i) Arizona; (ii) Nevada, where the Company closed affordably priced homes in subdivisions acquired from Longford Homes; and (iii) the Mid-Atlantic, where the Company opened a number of new, affordable townhome projects.

         Home Gross Margins. Home Gross Margins increased 30 basis points during 1996. These increases largely were due to increased margins in (i) Colorado, where stronger market conditions during the first half of 1996 resulted in lower levels of required incentives for home buyers and increased selling prices; (ii) Nevada, due to increased profits from homes sold in subdivisions acquired from Longford Homes; and (iii) Northern California, due to a greater percentage of home closings coming from more profitable subdivisions in the San Francisco Bay Area. These increases partially were offset by Home Gross Margin decreases in the Mid-Atlantic, where (i) increased costs associated with severe weather conditions were incurred during most of the year; and (ii) the Company continued to offer incentives to reduce its inventory of older unsold homes under construction, and in response to weakened market conditions and strong competition.

         Orders for Homes and Backlog. Orders for homes increased by 11% to 5,049 units in 1996, compared with 4,536 units in 1995, primarily as a result of increased orders for homes in (i) Phoenix, Southern California and Nevada, due to the Company's continued expansion in these markets, as previously discussed; and (ii) the Mid-Atlantic, due to an increase in the number of active subdivisions. As a result of these increased orders for homes, Backlog at December 31, 1996 increased 10% to 1,486 units, compared with 1,355 units at December 31, 1995.

         Marketing. Marketing expenses totalled $56,078,000 during 1996, compared with $49,938,000 in 1995. The increase during 1996 principally resulted from additional marketing-related salary, sales commission and model home operating expenses incurred to support the Company's expanded operations and to stimulate sales in response to increased competition in 1996.

         General and Administrative. General and administrative expenses increased to $29,122,000 during 1996, compared with $26,694,000 for 1995, primarily due to additional costs incurred in support of expanded operations in Southern California and Las Vegas.

         Asset Impairment Charges. Operating results during 1996 were impacted adversely by asset impairment charges totalling $9,191,000, primarily related to certain homebuilding assets in the Mid-Atlantic as a result of continued weakened conditions and competitive pressures in that market. The Mid-Atlantic asset impairment charges primarily resulted from (i) the recognition of losses anticipated from closing certain homes in Backlog and from offering increased incentives to stimulate sales of completed unsold homes in inventory; (ii) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects; and (iii) the write-down to fair market value of several single-family detached home subdivisions which began to experience extremely slow sales and negative Home Gross Margins during 1996.

         Asset impairment charges for 1996 also included charges with respect to certain homebuilding assets in Northern California as a result of increased incentives  and sales  price  reductions  offered to  potential  home  buyers in connection with the Company's efforts to exit several under-performing subdivisions in the Sacramento area.

     Land Sales.

         Revenue from land sales totalled $9,978,000, $9,471,000 and $10,396,000, respectively, in 1997, 1996 and 1995. The land sales primarily were in Colorado and, to a lesser extent, in Virginia, Nevada and California. Gross profits from these sales were $2,238,000, $698,000 and $220,000, respectively, for the years 1997, 1996 and 1995.

Financial Services Segment.

     Mortgage Lending Operations.

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                                     Year Ended December 31,
                                                            --------------------------------------
                                                               1997          1996          1995
                                                            ----------    ----------    ----------
Gains on Sales of Mortgage Servicing...................     $    1,739    $    6,020    $    8,336
Gains (Losses) on Sales of Mortgage Loans..............     $    6,182    $    4,905    $   (1,293)

Operating Profits......................................     $    7,745    $   12,584    $    9,288

Principal Amount of Loan Originations and Purchases
     MDC home buyers...................................     $  525,687    $  482,106    $  413,525
     Spot..............................................         31,841        39,730        36,200
     Correspondent.....................................         74,654        60,373        63,051
                                                            ----------    ----------    ----------

         Total.........................................     $  632,182    $  582,209    $  512,776
                                                            ==========    ==========    ==========

 Capture Rate..........................................            68%           66%           61%
                                                            ==========    ==========    ==========

Composition of Servicing Portfolio
     FHA insured/VA guaranteed.........................     $  109,651    $  117,681    $   85,002
     Conventional......................................        397,858       277,217       401,809
                                                            ----------    ----------    ----------

Total Servicing Portfolio..............................     $  507,509    $  394,898<F1>$  486,811
                                                            ==========    ==========    ==========

Salable Portion of Servicing Portfolio.................     $  458,940<F2>$  292,428<F2>$  429,328
                                                            ==========    ==========    ==========

          <F1>Includes servicing of $52,131,000 sold in November 1996,  serviced by HomeAmerican under a subservicing arrangement until transfer to the purchaser in January and February 1997.

          <F2>Substantially  all  originated  subsequent  to the  adoption  of
              SFAS  122  (as  hereinafter defined).


         1997 Compared With 1996. HomeAmerican's operating profits were lower in 1997, primarily due to decreases in gains from sales of mortgage servicing which partially were offset by an increase in gains from sales of mortgage loans. These differences principally resulted from sales of mortgage loans and mortgage loan servicing in 1996 which were originated prior to the Company's required adoption, on January 1, 1996, of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an Amendment of FASB Statement No. 65" ("SFAS 122"), which was superseded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") on January 1, 1997.

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

         Because the Company sold substantially all of its pre-1996 mortgage loans and mortgage loan servicing during the first nine months of 1996, the year-over-year comparability of gains (or losses) on sales of mortgage loans and mortgage loan servicing in years after 1997 will not be impacted by the application of SFAS 125. See "Forward-Looking Statements" below.

         HomeAmerican continues to benefit from the Company's homebuilding growth. Company home buyers were the source of more than 80% of the principal amount of mortgage loans originated and purchased by HomeAmerican in 1997, 1996 and 1995.

         1996 Compared With 1995. HomeAmerican's operating profits for 1996 were the highest in its history and exceeded by 35% the operating profits for 1995. These increased profits primarily resulted from gains on sales of mortgage loans totalling $4,905,000 in 1996, compared with losses totalling $1,293,000 in 1995, attributable in large measure to the Company's required adoption of SFAS 122 on January 1, 1996.

         During 1996, the Company recorded gains of $5,088,000 related to bulk sales of approximately $398,809,000 principal amount of mortgage servicing rights held prior to the adoption of SFAS 122. The substantial majority of these mortgage servicing rights were related to mortgage loans originated by the Company and, as a result, had no costs assigned to such servicing rights.

         HomeAmerican's loan originations and purchases increased by 14% in 1996, primarily due to increases in (i) the Company's home closings; and (ii) HomeAmerican's "capture rate", or the number of mortgage loans originated for Company home buyers as a percentage of total Company home closings. HomeAmerican opened origination facilities in Southern California in late 1995 and Nevada in February 1996, which favorably affected HomeAmerican's total originations and capture rate.

     Asset Management Operations.

         The following table sets forth certain information with respect to the results of the asset management operations (in thousands).

                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                           1997          1996          1995
                                                       -----------   -----------   -----------
Gain on Sale of FAMC.............................      $     1,000   $     4,042   $       - -
Management Fees from REITs.......................      $       - -   $     2,373   $     3,324

Operating Profits................................      $     1,434   $     6,073   $     4,050

         The decreased operating profits in 1997 primarily were due to the $4,042,000 gain, net of related expenses, on the sale of FAMC in September 1996. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of promissory notes which were payable at specified dates during the 10 years following the sale and were convertible, under certain circumstances, into an equity interest in FAMC. An additional gain of $5,450,000 attributable to the promissory notes was deferred. In 1997, the Company received principal payments of $1,000,000 on the promissory notes, resulting in the recognition of a gain in the same amount. At December 31, 1997, a gain of $4,450,000 attributable to the remaining promissory notes continued to be deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the promissory notes' principal and the expiration of the conversion features. The fair value of the promissory notes is not readily determinable. The Company has the right to convert the remaining $4,450,000 of promissory notes into as much as a 30% equity interest in FAMC and to call the promissory notes at any time.

         Due to the sale of FAMC and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results related to the asset management operations are expected to be immaterial, except to the extent any gains are recognized with respect to the $4,450,000 remaining principal amount of FAMC's promissory notes discussed above. See "Forward-Looking Statements" below.

Other Operating Results.

         Interest Expense. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled $761,000 for 1997, compared with $3,773,000 and $7,773,000, respectively, for 1996 and 1995. Corporate and homebuilding interest incurred decreased to $26,368,000 in 1997, compared with $30,296,000 in 1996 and $33,909,000 in 1995, primarily due to (i) lower average outstanding borrowings, as a result of reduced homebuilding inventories and the increased use of internally generated funds; and (ii) lower effective interest rates with respect to the Company's outstanding debt.

         For a reconciliation of interest incurred, capitalized and expensed, see Note J to the Company's Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $11,849,000 for 1997, compared with $11,578,000 and $13,478,000, respectively, for 1996 and 1995. The slight increase in 1997, compared with 1996, primarily was due to higher compensation expenses and costs associated with the Year 2000 Project (as hereinafter defined), partially offset by the favorable impact in 1997 of insurance recoveries and a reversal of reserves no longer required, totalling $2,458,000, as well as reduced debt-related fixed charges and insurance costs. The 14% decrease in 1996, compared with 1995, primarily was due to (i) reductions in insurance costs and debt-related expenses; and (ii) an insurance recovery of $1,250,000 received in the first quarter of 1996 related to the recovery of certain homebuilding expenditures previously expensed.

         The Company is modifying its computer systems to accurately process information which includes the year 2000 date and beyond (the "Year 2000 Project"). Management believes that the Year 2000 Project will be successfully completed on a timely basis and that future costs of the Year 2000 Project will not have a material adverse effect on the Company's results of operations, financial position or cash flows. Pursuant to current accounting rules, the cost of the Year 2000 Project is expensed as incurred. See "Forward-Looking Statements" below.

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

         MDC's overall effective income tax rates of 38.5%, 36.5% and 35.3%, respectively, for 1997, 1996, and 1995, differed from the federal statutory rate of 35% primarily due to (i) the impact of state income taxes; and (ii) in 1995, the realization of non-taxable income for financial reporting purposes for which no tax liability was recorded.

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

Capital Resources.

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded senior and subordinated notes; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         The Company's Convertible Subordinated Notes are convertible into shares of MDC common stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. The Convertible Subordinated Notes may be called by the Company beginning in December 1998 at a price of 105. If the Company calls the Convertible Subordinated Notes, holders may elect to convert their notes, depending on market conditions for the Company's common stock at the time the Convertible Subordinated Notes are called. See "Forward-Looking Statements" below.

         Based upon its current capital resources and additional liquidity available under existing credit relationships, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere in this report. See "Subsequent Event" and "Forward-Looking Statements" below.

Lines of Credit and Notes Payable.

         Homebuilding. In March 1997, the Company modified its agreement with a group of banks for its unsecured revolving line of credit. Under the modified terms, the available borrowings have been increased to $175,000,000 from $150,000,000, and the maturity date of the agreement has been extended for one year to June 30, 2001, although a term-out of this credit may commence earlier under certain circumstances. At December 31, 1997, $20,766,000 was borrowed and $4,180,000 of letters of credit were outstanding under this line of credit.

         Mortgage Lending. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 1997, 1996 and 1995, HomeAmerican sold $626,174,000, $576,156,000 and
$504,109,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At December 31, 1997, $51,000,000 was available under the Mortgage Line, $26,094,000 was borrowed and an additional $24,906,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General. The agreements for the Company's senior notes, subordinated notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow.

         During 1997, the Company generated $22,029,000 in cash from its operating and investing activities. The Company used this cash to reduce outstanding lines of credit and notes payable by a net $11,990,000 (including the repurchase of $38,000,000 principal amount of 11 1/8% Senior Notes) and to repurchase 838,000 shares of MDC common stock for $7,349,000.

         During 1996, the Company generated $61,923,000 in cash from its operating and investing activities. The Company used this cash and available cash on hand to reduce outstanding lines of credit and notes payable by $58,040,000 and to repurchase 1,865,000 shares of MDC common stock for $12,921,000.

            IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

         Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC's customers to qualify for home mortgage loans, potentially decreasing home sales volume. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

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

               ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required upon adoption.

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

         The Company anticipates that the adoption of SFAS 130 and SFAS 131 will not have a significant affect on its 1998 financial statements.
See "Forward-Looking Statements" below.

                                     OTHER

Subsequent Event

         On January 28, 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes, at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes, to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes for $169,592,000 resulted in an extraordinary charge to income in January 1998 (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000.

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

Item 8.  Financial Statements.

                      M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
                           INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Consolidated Financial Statements:
   Report of Independent Accountants ................................      F-2
   Consolidated Balance Sheets as of December 31, 1997 and
     December 31, 1996...............................................      F-3
   Consolidated Statements of Income for each of the Three Years
     Ended December 31, 1997.........................................      F-5
   Consolidated Statements of Stockholders' Equity for each of the
     Three Years Ended December 31, 1997.............................      F-6
   Consolidated Statements of Cash Flows for each of the Three Years
     Ended December 31, 1997.........................................      F-7
   Notes to Consolidated Financial Statements........................      F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Denver, Colorado

February 5, 1998

                               M.D.C. HOLDINGS, INC.
                           Consolidated Balance Sheets
                                  (In thousands)

                                                                                December 31,
                                                                         -------------------------
                                                                            1997          1996
                                                                         -----------   -----------
ASSETS
Corporate
   Cash and cash equivalents...........................................  $     7,110   $     7,235
   Property and equipment, net.........................................        9,709         9,411
   Deferred income taxes...............................................       12,276        10,804
   Deferred debt issue costs, net......................................        6,851         9,155
   Other assets, net...................................................        2,944         3,557
                                                                         -----------   -----------
                                                                              38,890        40,162

Homebuilding
   Cash and cash equivalents...........................................        3,867         3,393
   Home sales and other accounts receivable............................        7,559        10,218
   Investments and marketable securities, net..........................        1,392         5,159
   Inventories, net
     Housing completed or under construction...........................      249,928       251,885
     Land and land under development...................................      193,012       182,927
   Prepaid expenses and other assets, net..............................       55,788        57,722
                                                                         -----------   -----------
                                                                             511,546       511,304


Financial Services
   Cash and cash equivalents...........................................          701           676
   Mortgage loans held in inventory....................................       65,256        58,742
   Other assets, net...................................................        5,377         6,419
                                                                         -----------   -----------
                                                                              71,334        65,837

         Total Assets..................................................  $   621,770   $   617,303
                                                                         ===========   ===========


                    See notes to consolidated financial statements.

                                M.D.C. HOLDINGS, INC.
                            Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                                                                December 31,
                                                                         -------------------------
                                                                            1997          1996
                                                                         -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses...............................  $    14,288   $    13,519
   Income taxes payable................................................       11,806        11,434
   Note payable........................................................        3,432         3,487
   Senior notes, net...................................................      150,354       187,721
   Subordinated notes, net.............................................       38,229        38,225
                                                                         -----------   -----------
                                                                             218,109       254,386
Homebuilding
   Accounts payable and accrued expenses...............................      105,485       114,794
   Line of credit......................................................       20,766        11,832
   Notes payable.......................................................        9,676         3,063
                                                                         -----------   -----------
                                                                             135,927       129,689

Financial Services
   Accounts payable and accrued expenses...............................       12,047        10,363
   Line of credit......................................................       26,094         9,018
                                                                         -----------   -----------
                                                                              38,141        19,381
         Total Liabilities.............................................      392,177       403,456
                                                                         -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES K, O
   AND Q)..............................................................          - -           - -
                                                                         -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued............................................................          - -           - -
   Common stock, $.01 par value; 100,000,000 shares authorized;
     23,691,000 and 23,050,000 shares issued, respectively, at
     December 31, 1997 and 1996........................................          237           231
   Additional paid-in capital..........................................      142,429       138,705
   Retained earnings...................................................      126,494       106,189
                                                                         -----------   -----------
                                                                             269,160       245,125
   Less treasury stock, at cost, 5,903,000 and 4,966,000 shares,
     respectively, at December 31, 1997 and 1996.......................      (39,567)      (31,278)
                                                                         -----------   -----------
         Total Stockholders' Equity....................................      229,593       213,847
                                                                         -----------   -----------
         Total Liabilities and Stockholders' Equity....................  $   621,770   $   617,303
                                                                         ===========   ===========

                   See notes to consolidated financial statements.

                                   M.D.C. HOLDINGS, INC.
                            Consolidated Statements of Income
                        (In thousands, except per share amounts)

                                                                        Year Ended December 31,
                                                                ---------------------------------------
                                                                   1997          1996          1995
                                                                -----------   -----------   -----------
REVENUES
   Homebuilding...............................................  $   949,790   $   890,536   $   840,362
   Financial Services.........................................       18,557        30,578        23,948
   Corporate..................................................        1,215         1,481         1,546
                                                                -----------   -----------   -----------
         Total Revenues.......................................      969,562       922,595       865,856
                                                                -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding...............................................      908,247       862,569       807,344
   Financial Services.........................................        9,378        11,921        10,610
   Corporate general and administrative.......................       11,849        11,578        13,478
   Corporate and homebuilding interest........................          761         3,773         7,773
                                                                -----------   -----------   -----------
         Total Expenses.......................................      930,235       889,841       839,205
                                                                -----------   -----------   -----------
Income before income taxes and extraordinary item.............       39,327        32,754        26,651
Provision for income taxes....................................      (15,122)      (11,955)       (9,401)
                                                                -----------   -----------   -----------
Income before extraordinary item..............................       24,205        20,799        17,250
Extraordinary loss from early extinguishments of debt, net of
   income tax benefit of $1,336 for 1997 and $242 for 1996....       (2,179)         (421)          - -
                                                                -----------   -----------   -----------
NET INCOME....................................................  $    22,026   $    20,378   $    17,250
                                                                ===========   ===========   ===========
EARNINGS PER SHARE (NOTES A and N)

  Basic

      Income before extraordinary item......................    $      1.37   $      1.12   $       .89
                                                                ===========   ===========   ===========
      Net Income............................................    $      1.25   $      1.09   $       .89
                                                                ===========   ===========   ===========
  Diluted

      Income before extraordinary item......................    $      1.18   $       .98   $       .79
                                                                ===========   ===========   ===========
      Net Income............................................    $      1.08   $       .97   $       .79
                                                                ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

  Basic.......................................................       17,673        18,623        19,362
                                                                ===========   ===========   ===========
  Diluted.....................................................       21,899        22,763        23,737
                                                                ===========   ===========   ===========

DIVIDENDS PAID PER SHARE......................................  $       .12   $       .12   $       .11
                                                                ===========   ===========   ===========

               See notes to consolidated financial statements.

                                   M.D.C. HOLDINGS, INC.
                      Consolidated Statements of Stockholders' Equity
                                      (In thousands)

                                                            Additional
                                                  Common      Paid-In      Retained       Treasury
                                                   Stock      Capital      Earnings         Stock         Total
                                                   ------   -----------   -----------    -----------   -----------
BALANCES-JANUARY 1, 1995........................   $  212   $   133,934   $    71,502    $   (13,353)  $   192,295
   Shares issued................................       14         1,168           (11)           128         1,299
   Shares reacquired............................      - -           - -           - -         (5,466)       (5,466)
   Unrealized gains on available-for-sale
     securities, net............................      - -           - -           888            - -           888
   Non-qualified stock options exercised........      - -         2,281           - -            - -         2,281
   Notes receivable for stock purchases.........      - -        (1,361)          - -            - -        (1,361)
   Dividends declared...........................      - -           - -        (2,153)           - -        (2,153)
   Net income...................................      - -           - -        17,250            - -        17,250
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1995......................      226       136,022        87,476        (18,691)      205,033
   Shares issued................................        5         2,138            70            334         2,547
   Shares reacquired............................      - -           - -           - -        (12,921)      (12,921)
   Unrealized gains on available-for-sale
     securities, net............................      - -           - -           487            - -           487
   Non-qualified stock options exercised........      - -           342           - -            - -           342
   Repayments of notes receivable for stock
     purchases, net.............................      - -           203           - -            - -           203
   Dividends declared...........................      - -           - -        (2,222)           - -        (2,222)
   Net income...................................      - -           - -        20,378            - -        20,378
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1996......................      231       138,705       106,189        (31,278)      213,847

   Shares issued................................        6         3,153            45           (940)        2,264
   Shares reacquired............................      - -           - -           - -         (7,349)       (7,349)
   Unrealized gains on available-for-sale
     securities, net............................      - -           - -           366            - -           366
   Non-qualified stock options exercised........      - -         1,012           - -            - -         1,012
   Notes receivable for stock purchases, net of
     repayments.................................      - -          (441)          - -            - -          (441)
   Dividends declared...........................      - -           - -        (2,132)           - -        (2,132)
   Net income...................................      - -           - -        22,026            - -        22,026
                                                   ------   -----------   -----------    -----------   -----------

BALANCES-DECEMBER 31, 1997......................   $  237   $   142,429   $   126,494    $   (39,567)  $   229,593
                                                   ======   ===========   ===========    ===========   ===========


                   See notes to consolidated financial statements.

                                  M.D.C. HOLDINGS, INC.
                          Consolidated Statements of Cash Flows
                                      (In thousands)

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                            1997           1996          1995
                                                         ----------     ----------    ----------
  OPERATING ACTIVITIES:
  Net Income..........................................  $    22,026    $    20,378    $   17,250
  Adjustments To Reconcile Net Income To Net Cash
     Provided By Operating Activities:
       Loss from the early extinguishments of debt....        3,515            663           - -
       Depreciation and amortization..................       15,050         12,067        10,280
       Homebuilding asset impairment charges..........        5,850          9,191         3,677
       Deferred income taxes..........................       (1,472)         2,926        (1,786)
       Gains on sales of mortgage related assets......         (986)        (4,943)         (734)
       Net changes in assets and liabilities:
          Home sales and other accounts receivable....        2,659         15,973       (13,684)
          Homebuilding inventories....................       (7,077)         4,288        21,005
          Mortgage loans held in inventory............       (6,514)        (5,589)       (8,785)
          Accounts payable and accrued expenses.......       (5,695)         4,925         2,458
          Prepaid expenses and other assets...........       (9,215)        (6,682)       (9,211)
       Other, net.....................................          375         (5,272)        2,083
                                                        -----------    -----------    ----------
  Net Cash Provided By Operating Activities...........       18,516         47,925        22,553
                                                        -----------    -----------    ----------

  INVESTING ACTIVITIES:
  Net Proceeds From Mortgage-Related Assets and
     Liabilities......................................        1,632          3,849         4,596
  Proceeds From the Sale of FAMC......................        1,000          6,000           - -
  Changes In Investments and Marketable Securities....        3,586          3,016          (414)
  Changes In Restricted Cash..........................          - -            - -         2,650
  Other, net..........................................       (2,705)         1,133         1,896
                                                        -----------    -----------    ----------
  Net Cash Provided By Investing Activities...........        3,513         13,998         8,728
                                                        -----------    -----------    ----------
  FINANCING ACTIVITIES:
  Lines of Credit
     Advances........................................    1,045,276       1,008,531       741,053
     Principal payments..............................   (1,019,266)     (1,053,161)     (761,116)
  Notes Payable
     Borrowings......................................          192             487         1,114
     Principal payments..............................      (38,192)        (13,897)      (27,690)
  Stock Repurchases..................................       (7,349)        (12,921)       (5,466)
  Dividend Payments..................................       (2,132)         (2,222)       (2,153)
  Other, net.........................................         (184)          1,769           208
                                                       -----------     -----------    ----------
  Net Cash Used In Financing Activities..............      (21,655)        (71,414)      (54,050)
                                                       -----------     -----------    ----------

  Net Increase (Decrease) In Cash and Cash
    Equivalents......................................          374          (9,491)      (22,769)

  Cash and Cash Equivalents

     Beginning of Year...............................       11,304          20,795        43,564
                                                       -----------     -----------    ----------
     End of Year.....................................  $    11,678     $    11,304    $   20,795
                                                       ===========     ===========    ==========


                  See notes to consolidated financial statements.

                                 M.D.C. HOLDINGS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Summary of Significant Accounting Policies

         Principles of Consolidation - The consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company", which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) include the accounts of MDC and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Nature of Operations - MDC's business consists of two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia and suburban Maryland (the "Mid-Atlantic");
(iii) Northern and Southern  California;  (iv) Phoenix and Tucson,  Arizona; and
(v) Las Vegas, Nevada. In its financial services segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers (the mortgage lending operations). Through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.; "FAMC") managed by contract the operations of two publicly traded real estate investment trusts (the asset management operations). In September 1996, the Company sold its 80% interest in FAMC.

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

         Prepaid Expenses and Other Assets - Homebuilding prepaid expenses and other assets include restricted investments of $21,182,000 and $20,775,000 at December 31, 1997 and 1996, respectively, which are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. See Note O. These investments are recorded on the Consolidated Balance Sheet at market value, with the related unrealized gain included in retained earnings.

         Revenue Recognition - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

         Warranty Costs - The Company's homes are sold with limited warranties issued by an independent warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. During 1996, the Company recorded additional warranty reserves of $23,086,000, net of warranty expenditures, which included an amount arising from the settlement of litigation commenced in 1994 and settled in November 1996. Warranty reserves are included in homebuilding accounts payable and accrued expenses and totalled $35,865,000 and $35,507,000, respectively, at December 31, 1997 and 1996.

         Mortgage Lending.

         Mortgage Loans Held in Inventory - The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or market based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated or purchased by the Company are sold to private investors within 40 days of origination or purchase. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

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

         Mortgage Servicing Rights - Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"), which superseded SFAS 122 (as hereinafter defined). SFAS 125 requires the Company to allocate the cost of mortgage loans originated and purchased between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. The adoption of SFAS 125 did not have a material impact on the financial statements.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" ("SFAS 122"). SFAS 122 required the Company to allocate the cost of mortgage loans originated and purchased between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date that the loans are funded. Prior to 1996, the cost of mortgage loans originated by the Company was assigned to the mortgage loans, with no cost assigned to the servicing rights. The Company's adoption of SFAS 122 resulted in additional net gains in 1996 of $3,082,000 from the sale of mortgage loans and servicing rights, compared with the gains that would have been recognized under the accounting method applicable in 1995 and prior years.

         Mortgage servicing rights ("MSR") of $4,895,000 and $7,390,000 were capitalized during 1997 and 1996, respectively, pursuant to SFAS 125 and SFAS 122, respectively. The cost of the MSR is amortized over the estimated period of net servicing revenues. The cost attributed to the servicing rights sold and the amortization of servicing rights was $3,903,000 and $3,969,000 for 1997 and 1996, respectively. MSR are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. No impairments were recorded during 1997 and 1996.

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

         Earnings Per Share - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company's adoption of SFAS 128, on December 31, 1997, resulted in the restatement of the Company's "primary"
earnings per share calculations to "basic" earnings per share and "fully diluted" earnings per share calculations to "diluted" earnings per share for all periods presented. Basic earnings per share excludes any dilution from common stock equivalents and is based on the weighted average common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share.

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

         Additional Statements of Financial Accounting Standards - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for financial statements for periods beginning after December 15, 1997. The Company anticipates that the adoption of SFAS 130 and SFAS 131 will not have a significant affect on its 1998 financial statements.

         Reclassifications - Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

B.   Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's business segments is shown below (in thousands).

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                      1997           1996          1995
                                                                   -----------    -----------   -----------
Homebuilding
       Home sales...............................................   $   939,016    $   880,358   $   827,448
       Land sales...............................................         9,978          9,471        10,396
       Other revenues...........................................           796            707         2,518
                                                                   -----------    -----------   -----------
                                                                       949,790        890,536       840,362
                                                                   -----------    -----------   -----------

       Home cost of sales.......................................       802,961        759,405       716,859
       Land cost of sales.......................................         7,740          8,773        10,176
       Asset impairment charges.................................         5,850          9,191         3,677
       Marketing................................................        61,139         56,078        49,938
       General and administrative...............................        30,557         29,122        26,694
                                                                   -----------    -----------   -----------
                                                                       908,247        862,569       807,344
                                                                   -----------    -----------   -----------
           Homebuilding Operating Profit........................        41,543         27,967        33,018
                                                                   -----------    -----------   -----------
Financial Services
    Mortgage Lending Revenues
       Origination fees.........................................         6,751          6,209         5,258
       Interest revenues........................................         1,918          3,543         3,412
       Gains on sales of mortgage servicing.....................         1,739          6,020         8,336
       Gains (losses) on sales of mortgage loans, net...........         6,182          4,905        (1,293)
       Mortgage servicing and other.............................           490          1,545         1,846
    Asset Management Revenues
       Management fees and other................................           477          4,314         6,389
       Gain on sale of FAMC.....................................         1,000          4,042           - -
                                                                   -----------    -----------   -----------
                                                                        18,557         30,578        23,948
                                                                   -----------    -----------   -----------
    General and Administrative Expenses
       Mortgage Lending.........................................         9,335          9,638         8,271
       Asset Management.........................................            43          2,283         2,339
                                                                   -----------    -----------   -----------
                                                                         9,378         11,921        10,610
                                                                   -----------    -----------   -----------
           Financial Services Operating Profit..................         9,179         18,657        13,338
                                                                   -----------    -----------   -----------

Total Operating Profit..........................................        50,722         46,624        46,356
                                                                   -----------    -----------   -----------
Corporate
       Interest and other revenues..............................         1,215          1,481         1,546
                                                                   -----------    -----------   -----------
       Interest expense.........................................           761          3,773         7,773
       General and administrative...............................        11,849         11,578        13,478
                                                                   -----------    -----------   -----------
                                                                        12,610         15,351        21,251
                                                                   -----------    -----------   -----------
           Net Corporate Expenses...............................       (11,395)       (13,870)      (19,705)
                                                                   -----------    -----------   -----------

Income Before Income Taxes and Extraordinary Item...............   $    39,327    $    32,754   $    26,651
                                                                   ===========    ===========   ===========

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1997, 1996 and 1995 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheet.

C.   Mortgage Loans Held in Inventory

         Mortgage loans held in inventory consist of (in thousands):

                                                               December 31,
                                                        ------------------------
                                                           1997          1996
                                                        ---------     ----------
First mortgage loans
   Conventional......................................   $  40,689     $  33,865
   FHA and VA........................................      26,191        27,261
                                                        ---------     ---------
                                                           66,880        61,126
Less
   Unamortized discounts.............................        (324)       (1,218)<F1>
   Deferred fees.....................................        (365)         (322)
   Allowance for loan losses.........................        (935)         (844)
                                                        ---------     ---------

     Total...........................................   $  65,256     $  58,742
                                                        =========     =========

<F1>Includes  $751,000  of  discounts  pursuant  to the  allocation  of costs to mortgage servicing rights as required by SFAS 122. Under SFAS 125, this allocation will no longer show as a discount.

         Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.2% at December 31, 1997.

D. Mortgage Collateral, net of Mortgage-Backed Bonds, and Related Assets and Liabilities

         Mortgage Collateral and related net assets of $5,266,000 and $18,570,000, respectively, as well as mortgage-backed bonds and other liabilities of $5,133,000 and $17,157,000, respectively, were held by a trustee at December 31, 1997 and 1996. The Company has not guaranteed, nor is it otherwise obligated with respect to, these mortgage-backed bond issues.

         In 1997, 1996 and 1995, MDC sold, at a premium, Mortgage Collateral totalling $10,801,000, $17,842,000 and $9,618,000, respectively. The proceeds from these sales were utilized to redeem in full the related outstanding mortgage-backed bonds which totalled $9,867,000, $17,554,000 and $8,547,000, respectively. These sales, net of redemptions, resulted in gains (losses) totalling ($47,000), $127,000 and $305,000, respectively, in 1997, 1996 and
1995. During 1996, the Company recorded a $533,000 charge to income to reduce a portion of the Company's Mortgage Collateral to its net realizable value.

E.   Lines of Credit

         Homebuilding - In April 1996, the Company entered into an agreement with a group of banks for a $150,000,000 unsecured revolving line of credit maturing June 30, 2000, although a term-out could have commenced earlier under certain circumstances. Some of the initial advances at closing of this credit agreement were used to retire the borrowings under cancelled bank lines of credit and project loans collateralized by homebuilding inventories. In March 1997, the Company modified the terms of this line of credit, increasing the available borrowings from $150,000,000 to $175,000,000 and extending the maturity date of the agreement by one year to June 30, 2001. At December 31, 1997, $20,766,000 was borrowed and $4,180,000 of letters of credit were outstanding under this line of credit. At December 31, 1997, the weighted-average interest rate on the line of credit was 7.9%.

         Mortgage Lending - The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1997 was $51,000,000. Available borrowings under this line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1997, $26,094,000 was borrowed and an additional $24,906,000 was collateralized and available to be borrowed. The line of credit is cancellable upon 90 days' notice. At December 31, 1997, the weighted-average interest rate on the line of credit was 6.1%.

         General - The agreements for the bank lines of credit include representations, warranties and covenants, the most restrictive of which requires that the Company maintain a minimum level of stockholders' equity, as defined. At December 31, 1997, the Company was in compliance with these covenants, representations and warranties.

F.   Notes Payable

         Senior Notes and Subordinated Notes - The senior notes and the subordinated notes consist of (in thousands):

                                                                                December 31,
                                                                         ------------------------
                                                                            1997          1996
                                                                         ----------    ----------
 Senior notes
     11 1/8% Senior Notes due December 2003 (effective rate 12.3%)....   $  150,354    $  187,721
                                                                         ==========    ==========
 Subordinated notes
     8 3/4% Convertible  Subordinated Notes due December 2005,
       convertible into MDC common stock at $7.75 per common share
       (effective rate 9.5%)..........................................   $   28,000    $   28,000
     6.64% Subordinated Fixed-Rate Notes due April 1998 (effective
       rate 6.7%).....................................................       10,229        10,225
                                                                         ----------    ----------

                                                                         $   38,229    $   38,225
                                                                         ==========    ==========

         In December 1993, the Company completed an offering of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "11 1/8% Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes are convertible into shares of MDC common stock at an initial conversion price of $7.75 per share, subject to adjustment upon certain events. The Convertible Subordinated Notes may be called by the Company beginning in December 1998 at a price of 105. In March 1997, the Company repurchased $38,000,000 principal amount of the 11 1/8% Senior Notes, leaving a principal amount outstanding of $152,000,000 at December 31, 1997. See Note M. On January 28, 1998, the remaining 11 1/8% Senior Notes either were repurchased or defeased with proceeds of the issuance of the Company's 8 3/8% senior notes due 2008 (the "8 3/8% Senior Notes"). See Note U.

         Prior to their repurchase and cancellation or defeasance, the 11 1/8% Senior Notes were subject to various covenants and were guaranteed, fully and unconditionally, and jointly and severally, on an unsecured subordinated basis by most of the Company's homebuilding segment subsidiaries (the "Guarantors"). The 11 1/8% Senior Notes also were secured by a pledge of 100% of the common stock of the Guarantors and HomeAmerican. At December 31, 1997, the Company was in compliance with all covenants included in the 11 1/8% Senior Notes indenture.

         The 8 3/8% Senior Notes indenture imposes certain covenants on the Company, including limitations on the Company's ability to incur indebtedness, make certain types of payments, enter into specified transactions with affiliates of the Company, affect certain sales of assets, incur specified liens, merge or consolidate or sell substantially all of its assets. The 8 3/8% Senior Notes indenture does not contain guarantees similar to those contained in the 11 1/8% Senior Notes indenture, and the 8 3/8% Senior Notes are not secured.

         The $10,230,000 principal amount of the 6.64% subordinated fixed-rate notes was issued in April 1993 in exchange for certain previously outstanding subordinated variable-rate notes.

         Other Notes Payable - Notes payable, other than the notes discussed above, of $13,108,000 at December 31, 1997 consist principally of loans collateralized by real estate. These notes bear interest at rates ranging from 8.0% to 9.25%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $21,016,000 at December 31, 1997.

         General - The following table sets forth the scheduled principal payments on the 11 1/8% Senior Notes, subordinated notes and other notes payable at December 31, 1997 (in thousands).

                                       1998.............  $   19,966
                                       1999.............  $       66
                                       2000.............  $       72
                                       2001.............  $       79
                                       2002.............  $       87
                                       Thereafter.......  $  183,068 *

        *The refinancing described in Note U will increase this amount by $23,000,000.

G.   Retirement Plans

         In October 1997, the Company established a defined benefit retirement plan (the "Plan") for two executive officers of the Company under which the Company agreed to make future payments with a projected benefit obligation of $4,103,000 at December 31, 1997. The Plan is not funded and benefits vest in either two or five years. Unrecognized prior service cost of $3,899,000 at December 31, 1997 will be recognized over the employees' average estimated service period. Plan expense for the year ended December 31, 1997 was $183,000. At December 31, 1997, there is a liability of $2,883,000 with regard to the Plan's accumulated benefit obligation and an intangible asset of $2,700,000. A discount rate of 8% and a future annual compensation rate increase of 4% was used in the calculation of the actuarial present value of the projected benefit obligation.

         The Company sponsors a 401(k) defined contribution plan covering all of its eligible employees. At its discretion, the Company may make annual matching contributions. Expense recorded by the Company for its matching contributions for the years ended December 31, 1997, 1996 and 1995 was $696,000, $401,000 and $341,000, respectively.

H.   Stockholders' Equity

         Stock Option Plans - A summary of the Company's stock option incentive plans follows.

         Employee Equity Incentive Plan - The Employee Equity Incentive Plan (the "Employee Plan") provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices greater than or equal to the market value on the date of grant over periods of up to six years.

         Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), the Company is authorized by the MDC Board of Directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 1997 and 1996, certain eligible executives of the Company exercised options to purchase 175,000 and 100,000 shares of MDC common stock, respectively, under the Employee Plan and financed the exercises pursuant to the Option Purchase Program. Aggregate notes receivable under the Option Purchase Program of $1,600,000 and $1,158,000, respectively, at December 31, 1997 and 1996 have reduced stockholders' equity.

         Director Equity Incentive Plan - Under the Director Equity Incentive Plan (the "Director Plan"), non-employee directors of the Company are granted stock options. The Director Plan provided for an initial authorization of 300,000 shares of MDC common stock for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Plan. During 1997, the Board of Directors authorized, and the Company's stockholders approved, an additional
350,000 shares of MDC common stock for issuance under the Director Plan. Pursuant to the Director Plan, on December 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Plan expires five years from the date of grant. The option exercise price must be equal to 100% of the fair market value of the MDC common stock on the date of grant of the option.

         A summary of the changes in stock options during each of the three years ended December 31, 1997 is as follows (in shares of MDC common stock):

                                                                          Weighted Average
                                                               Shares      Exercise Price
                                                           ------------    --------------
    Outstanding - January 1, 1995......................       3,561,400      $    3.42

       Exercised.......................................      (1,418,900)     $     .83
       Granted.........................................         105,000      $    6.74
       Cancelled.......................................        (100,000)     $    5.62
                                                           ------------

    Outstanding - December 31, 1995....................       2,147,500      $    5.18

       Exercised.......................................        (404,500) <F1>$    4.56
       Granted.........................................         815,000      $    7.15
       Cancelled.......................................        (510,000)     $    6.01
                                                           ------------

    Outstanding - December 31, 1996....................       2,048,000      $    5.88

       Exercised.......................................        (618,000)     $    4.63
       Granted.........................................         461,000      $   11.46
       Cancelled.......................................             - -
                                                           ------------

    Outstanding - December 31, 1997....................       1,891,000      $    7.65
                                                           ============

    Exercisable - December 31,

       1997............................................       1,283,416      $    6.33
       1996............................................       1,217,500      $    5.04
       1995............................................         888,327      $    6.65

    Reserved for issuance at December 31, 1997.........         747,840

       <F1> Includes 250,000 previously restricted options that became exercisable during 1996.

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

         If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS 123, net income in 1997 would have been reduced by approximately $520,000, or $.03 per basic and diluted share. Net income for 1996 and 1995 would have been reduced by $505,000 and $156,000, $.02 and $.01 per basic share, respectively, and $.02 and zero per diluted share, respectively. The average fair value of each option granted during 1997, 1996 and 1995 is estimated at $4.55, $2.61 and $2.42, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 35.60%, 30.80% and 36.70%, respectively, in 1997, 1996 and 1995; (ii) risk free interest rates of 5.9%, 6.0% and 5.5%, respectively, for 1997, 1996 and 1995; (iii) expected lives of five to six years with no defaults; and (iv) the Company's present dividend yield rate.

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                   Options Outstanding                    Options Exercisable
                       --------------------------------------------   ----------------------------
                                         Average        Weighted                       Weighted
     Range of            Number         Remaining        Average        Number          Average
  Exercise Price       Outstanding    Contract Life  Exercise Price   Exercisable   Exercise Price
  ---------------      -----------   --------------  --------------   -----------   --------------

   $4.25 -  $5.00         275,000           2.0          $4.66           275,000          $4.66
   $5.13 - $10.00       1,155,000           3.2          $6.85         1,008,416          $6.78
 $10.125 - $12.52         461,000           5.6         $11.46               - -            - -
                        ---------                                      ---------
                        1,891,000                                      1,283,416
                        =========                                      =========

         MDC Common Stock Repurchase Program - During 1995, the Company repurchased 865,600 shares of MDC common stock pursuant to a program authorized by the MDC Board of Directors to repurchase up to 1,100,000 shares of MDC common stock. In January 1996, the Company substantially completed the program authorized in 1995. On July 25, 1996 and October 8, 1996, the MDC Board of Directors authorized additional programs to repurchase up to 1,000,000 shares of MDC common stock under each program. In February 1997, the Company repurchased 838,000 shares of MDC common stock at $8.77 per share, including commission, substantially completing the program. Repurchases under the 1995 and 1996 programs were made at per share prices ranging from $5.91 to $8.77, with an average cost, including commissions, of $7.23. At December 31, 1997, the Company held 5,903,000 shares of treasury stock with an average purchase price of $6.70.

I.   Homebuilding Asset Impairment Charges

         Operating results for 1997 were reduced by asset impairment charges totalling $5,850,000, related to certain of the Company's homebuilding assets in the Mid-Atlantic, primarily in suburban Maryland, as a result of continued weakened market conditions and competitive pressure in that market. The asset impairment charges primarily resulted from (i) the recognition of losses anticipated from the closing of certain homes in backlog and from the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (ii) the write-off of certain capitalized costs, primarily deferred marketing and option deposits, related to a number of lower-margin subdivisions which are being closed out; and (iii) pricing, product and incentive changes initiated by new management in the Mid-Atlantic to further the Company's aggressive strategy of accelerating the close-out of under-performing subdivisions in that market.

         During 1996, the Company recorded asset impairment charges totalling $9,191,000, related to (i) certain homebuilding assets in the Mid-Atlantic as a result of weakened conditions and competitive pressures in that market; and (ii) certain homebuilding assets in Northern California as a result of increased incentives  and sales  price  reductions  offered to  potential  home  buyers in connection with the Company's efforts to exit several under-performing subdivisions in the Sacramento area.

         During 1995, the Company recorded asset impairment charges totalling $3,677,000. These charges primarily were related to certain under-performing projects in California, Arizona and the Mid-Atlantic.

J.   Corporate and Homebuilding Interest Activity (in thousands)

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------

Interest capitalized in homebuilding activity,
   beginning of year...............................     $   40,745    $   40,217    $   42,478

Interest incurred..................................         26,368        30,296        33,909

Interest expensed..................................           (761)       (3,773)       (7,773)

Previously capitalized interest included in
   cost of sales...................................        (28,361)      (25,995)      (28,397)
                                                        ----------    ----------    ----------

Interest capitalized in homebuilding inventory,
   end of year.....................................     $   37,991    $   40,745    $   40,217
                                                        ==========    ==========    ==========

K.   Income Taxes

         Total income taxes has been allocated as follows (in thousands):

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
Tax expense on income before income taxes and
   extraordinary item................................   $   15,122    $   11,955    $    9,401
Extraordinary loss...................................       (1,336)         (242)          - -
Stockholders' equity, related to exercise of stock
   options...........................................       (1,012)         (342)       (2,281)
                                                        ----------    ----------    ----------

Total income taxes...................................   $   12,774    $   11,371    $    7,120
                                                        ==========    ==========    ==========

         The significant components of income tax expense on income before income taxes and extraordinary item consist of the following (in thousands):

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
Current tax expense
   Federal...........................................   $   14,972    $    8,612    $    9,980
   State.............................................        1,622           417         1,207
                                                        ----------    ----------    ----------
     Total current...................................       16,594         9,029        11,187
                                                        ----------    ----------    ----------

Deferred tax expense (benefit)
   Federal...........................................       (1,349)        2,458        (2,402)
   State.............................................         (123)          468           616
                                                        ----------    ----------    ----------
     Total deferred..................................       (1,472)        2,926        (1,786)
                                                        ----------    ----------    ----------

Total income tax expense.............................   $   15,122    $   11,955    $    9,401
                                                        ==========    ==========    ==========

                                      F-17

         The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item as a result of the following (in thousands):

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
Tax expense computed at statutory rate...............   $   13,764    $   11,464    $    9,330
Increase (reduction) due to:
     Permanent differences between financial
       statement income and taxable income...........          231            54          (513)
     State income tax, net of federal benefit........          864           791           584
     Adjustments to prior years' income taxes........          - -          (297)          - -
     Other...........................................          263           (57)          - -
                                                        ----------    ----------    ----------

Total income tax expense.............................   $   15,122    $   11,955    $    9,401
                                                        ==========    ==========    ==========
Effective tax rate...................................        38.5%         36.5%         35.3%
                                                        ==========    ==========    ==========

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                      December 31,
                                               ------------------------
                                                  1997          1996
                                               ----------    ----------
Deferred tax assets:
   Reserve for losses.......................   $   11,657    $    9,842
   Inventory impairment charges.............        8,875         8,369
   Accrued liabilities......................        1,398         2,263
   Inventory, additional costs capitalized
     for tax purposes.......................        5,912         5,189
   Property, equipment and other assets, net          998           979
                                               ----------    ----------
       Total gross deferred tax assets......       28,840        26,642
                                               ----------    ----------

Deferred tax liabilities:
   Deferred revenue.........................        5,752         5,601
   Inventory, additional costs capitalized
     for financial statement purposes.......       10,663         9,964
   Other....................................          149           273
                                               ----------    ----------

       Total gross deferred tax liabilities.       16,564        15,838

   Net deferred tax asset...................   $   12,276    $   10,804
                                               ==========    ==========

         During 1996, the Company eliminated the $3,000,000 valuation allowance which existed at December 31, 1995 for deferred tax assets because uncertainties related to the recovery of certain deferred tax assets were eliminated.

         M.D.C. Holdings, Inc. and its wholly owned subsidiaries file a consolidated federal income tax return (an "MDC Consolidated Return"). Richmond American Homes of Colorado, Inc. (formerly Richmond Homes, Inc.) and its wholly owned subsidiaries filed a separate consolidated federal income tax return (each a "Richmond Homes Consolidated Return") from its inception (December 28, 1989) through February 2, 1994, the date Richmond American Homes of Colorado, Inc. became a wholly owned subsidiary of MDC.

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

         The IRS currently is examining the MDC Consolidated Returns for the years 1991 through 1995 and the Richmond Homes Consolidated Return for the period ended February 2, 1994. No audit reports have been issued by the IRS in connection with these examinations. In the opinion of management adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially from amounts provided.

L.   Reorganization and Sale of FAMC

         In March 1996, M.D.C. Holdings, Inc. ("Holdings"), Mr. Spencer I. Browne (previously President, Co-Chief Operating Officer and director of Holdings), M.D.C. Residual Holdings, Inc., a wholly owned subsidiary of Holdings ("Residual") and Financial Asset Management Corporation ("Management Corporation") entered into an agreement (the "Agreement") effective as of April 1, 1996, pursuant to which Mr. Browne, Residual and Management Corporation formed Financial Asset Management LLC ("FAMC"). From April 1, 1996 to September 30, 1996, Mr. Browne owned 20% of FAMC, and Management Corporation and Residual owned the remaining 80% of FAMC.

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

         In September 1996, the Company sold its 80% interest in FAMC for $11,450,000, Mr. Browne resigned his positions with FAMC and the Employment Agreement was terminated. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of promissory notes which were payable at specified dates during the 10 years following the sale and were convertible, under certain circumstances, into an equity interest in FAMC. The sale resulted in the recognition of a gain of $4,042,000 in 1996. An additional gain of $5,450,000 attributable to the promissory notes was deferred. In 1997, the Company received principal payments of $1,000,000 on the promissory notes, resulting in the recognition of a gain in the same amount. At December 31, 1997, a gain of $4,450,000 attributable to the remaining promissory notes continued to be deferred and may be recognized, in whole or in part, in future periods based upon a number of factors, including collection of the promissory notes' principal and the expiration of the conversion features. The fair value of the promissory notes is not readily determinable. The Company has the right to convert the remaining $4,450,000 of promissory notes into as much as a 30% equity interest in FAMC and to call the promissory notes at any time.

M.   Extraordinary Item

         Net income for 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 principal amount of its 11 1/8% Senior Notes. The loss resulted from the repurchase of the 11 1/8% Senior Notes at a price above their carrying value and the write-off of unamortized deferred debt issue costs.


         In April 1996, the Company retired borrowings under certain bank lines of credit and project loans which were collateralized by homebuilding inventories. The Company recognized an extraordinary loss of $421,000, net of an income tax benefit of $242,000, due to the recognition of unamortized debt discount and the write-off of deferred debt issue costs.

N.   Earnings Per Share

         Pursuant to SFAS 128, the computation of diluted earnings per share takes into account the effect of dilutive stock options and assumes the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
Basic Earnings Per Share
   Income before extraordinary item.................    $   24,205    $   20,799    $   17,250
   Extraordinary loss, net of taxes.................        (2,179)         (421)          - -
                                                        ----------    ----------    ----------
      Net Income....................................    $   22,026    $   20,378    $   17,250
                                                        ==========    ==========    ==========

   Weighted-Average Shares Outstanding..............        17,673        18,623        19,362
                                                        ==========    ==========    ==========

   Per Share Amounts
      Income before extraordinary item..............    $     1.37    $     1.12    $     0.89
      Net Income....................................    $     1.25    $     1.09    $     0.89

Diluted Earnings Per Share
   Income before extraordinary item.................    $   24,205    $   20,799    $   17,250
   Conversion of Convertible Subordinated Notes.....         1,575         1,608         1,565
                                                        ----------    ----------    ----------
   Adjusted income before extraordinary item.....           25,780        22,407        18,815
   Extraordinary loss, net of taxes.................        (2,179)         (421)          - -
                                                        ----------    ----------    ----------
      Adjusted Net Income...........................    $   23,601    $   21,986    $   18,815
                                                        ==========    ==========    ==========

   Weighted-average shares outstanding..............        17,673        18,623        19,362
   Stock Options....................................           613           527           762
   Conversion of Convertible Subordinated Notes.....         3,613         3,613         3,613
                                                        ----------    ----------    ----------
      Diluted Weighted-Average Shares
        Outstanding.................................        21,899        22,763        23,737
                                                        ==========    ==========    ==========

   Per Share Amounts
      Income before extraordinary item..............    $     1.18    $     0.98    $     0.79
      Net Income....................................    $     1.08    $     0.97    $     0.79

O.   Legal Proceedings

         During 1994 and 1995, class action litigation was filed against several of the Company's subsidiaries (the "Expansive Soils Cases"), alleging claims relating to the construction of homes on lots with expansive soils. On November 26, 1996 the settlement of the Expansive Soils Cases became final. The settlement provided for the creation of a warranty program for eligible owners of homes constructed by the Company's Colorado homebuilding subsidiaries and closed between June 1986 and June 1996. Indemnity payments in connection with the settlement have been received by the Company from its participating insurance carriers. Management believes the settlement will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

         The Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

         Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

         The Company is not aware of any litigation, matter or pending claim against the Company which would result in material contingent liabilities related to environmental hazards or asbestos.

P.   Disclosures About Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value.

         Cash and Cash Equivalents - For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.

         Investments and Marketable Securities, Net - Investments in marketable equity securities (other than those assets held for eligible claims made under warranties created pursuant to the settlement of the Expansive Soils Cases, see Notes A and O) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

         Restricted Investments - Restricted investments in marketable securities are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investments is a reasonable estimate of the fair value.

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

         Senior Notes and Subordinated Notes - The estimated fair value of the 11 1/8% Senior Notes and subordinated notes in the following table are valued based on dealer quotes.

                                                           December 31, 1997           December 31, 1996
                                                       -------------------------   ------------------------
                                                        Recorded      Estimated     Recorded      Estimated
                                                         Amount      Fair Value      Amount      Fair Value
                                                       -----------   -----------   -----------   -----------
     11 1/8% Senior Notes............................  $   150,354   $   167,960   $   187,721   $   190,475
     Subordinated notes..............................  $    38,229   $    65,850   $    38,225   $    44,616

Q.   Commitments and Contingencies

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

         To reduce  exposure to  fluctuations  in interest  rates,  HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1997, commitments by HomeAmerican to originate mortgage loans totalled $29,219,000 at market rates of interest. At December 31, 1997, unexpired short-term forward commitments to sell loans totalled $49,500,000 at market rates of interest.

         MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $2,035,000 in 1998,

$1,585,000 in 1999,  $1,093,000 in 2000,  $805,000 in 2001 and $290,000 in 2002.
Rent expense under cancellable and noncancellable leases totalled $3,091,000, $2,877,000 and $2,662,000 in 1997, 1996 and 1995, respectively.

         MDC has entered into agreements to guarantee payment of principal and interest on $30,628,000 principal amount of bonds issued by municipal agencies to fund the development of project infrastructure for a master-planned community in Colorado.

R.   Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                Year Ended December 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
       Cash paid during the year for:
            Interest, net of amounts capitalized....    $    2,919    $    7,892    $    8,923
            Income taxes............................    $   14,307    $    8,941    $    7,155

       Land purchases financed by seller............    $    6,750    $    5,852    $    4,787
       Land sales financed by MDC...................    $    1,183    $      205    $    1,609

       Disposition of land inventories
         collateralized by notes payable
            Inventories..............................          - -           - -    $    1,270
            Notes payable............................          - -           - -    $    1,270

S.   Related Party Transactions

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder was paid legal fees of $404,000, $189,000 and $170,000 in 1997, 1996 and 1995, respectively.

         The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of a current officer and director of the Company. During 1997, 1996 and 1995, the Company paid $1,975,000, $3,586,000 and $7,372,000, respectively, for plumbing, door and millwork services provided by these companies.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $414,000, $305,000, and $188,000, respectively, in 1997, 1996 and 1995.

T.   Summarized Quarterly Consolidated Financial Information (Unaudited)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1997 is as follows (in thousands, except per share amounts):

                                                                          Quarter
                                                  -----------------------------------------------------
                                                     Fourth         Third        Second         First
                                                  -----------   -----------   -----------   -----------
1997
Revenues........................................  $   271,840   $   266,618   $   237,285   $   193,819
                                                  ===========   ===========   ===========   ===========

Income before extraordinary item................  $     8,183   $     7,302   $     5,134   $     3,586
Extraordinary loss..............................          - -           - -           - -        (2,179)
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $     8,183   $     7,302   $     5,134   $     1,407
                                                  ===========   ===========   ===========   ===========
Earnings Per Share
    Basic
       Income before extraordinary item.........  $       .46   $       .42   $       .29   $       .20
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $       .46   $       .42   $       .29   $       .08
                                                  ===========   ===========   ===========   ===========
    Diluted
       Income before extraordinary item.........  $       .39   $       .35   $       .26   $       .18
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $       .39   $       .35   $       .26   $       .08
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
       Basic....................................       17,770        17,569        17,463        17,891
                                                  ===========   ===========   ===========   ===========
       Diluted..................................       22,041        21,779        21,583        22,107
                                                  ===========   ===========   ===========   ===========
1996
Revenues........................................  $   252,266   $   233,307   $   237,776   $   199,246
                                                  ===========   ===========   ===========   ===========
Income before extraordinary item................  $     6,340   $     5,603   $     4,532   $     4,324
Extraordinary loss..............................          - -           - -          (421)          - -
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $     6,340   $     5,603   $     4,111   $     4,324
                                                  ===========   ===========   ===========   ===========
Earnings Per Share
    Basic
       Income before extraordinary item.........  $       .35   $       .31   $       .24   $       .22
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $       .35   $       .31   $       .22   $       .22
                                                  ===========   ===========   ===========   ===========
    Diluted
       Income before extraordinary item.........  $       .30   $       .27   $       .21   $       .20
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $       .30   $       .27   $       .20   $       .20
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding.............
       Basic....................................       18,034        18,358        18,831        19,284
                                                  ===========   ===========   ===========   ===========
       Diluted..................................       22,157        22,462        22,978        23,476
                                                  ===========   ===========   ===========   ===========

U.   Subsequent Event

         On January 28, 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes due February 2008, at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes, to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes for $169,592,000 resulted in an extraordinary charge to income in January 1998 (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Shareowners to be held on or about May 18, 1998.

Item 11.  Executive Compensation.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Shareowners to be held on or about May 18, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Shareowners to be held on or about May 18, 1998.

Item 13.  Certain Relationships and Related Transactions.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1998 Annual Meeting of Shareowners to be held on or about May 18, 1998.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1.  Financial Statements.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8:

                                                                          Page
                                                                          ----

M.D.C. Holdings, Inc. and Subsidiaries
     Report of Independent Accountants..............................       F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996...       F-3
     Consolidated Statements of Income for each of the Three Years
       Ended December 31, 1997......................................       F-5
     Consolidated Statements of Stockholders' Equity for each of
       the Three Years Ended December 31, 1997......................       F-6
     Consolidated Statements of Cash Flows for each of the Three
       Years Ended December 31, 1997................................       F-7
     Notes to Consolidated Financial Statements.....................       F-8

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

     3.2(a)       Form   of   Amendment   to  the   Bylaws   of  MDC   regarding
                  indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     4.1 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.2(a) Form of Indenture, dated as of June 15, 1984, between the Company and The Royal Bank and Trust Company, with respect to the Company's Subordinated Exchangeable Variable Rate Notes (the "1984 RBTC Indenture") (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744). *

     4.2(b) First Supplemental Indenture, dated as of June 20, 1985, to the 1984 RBTC Indenture(incorporated herein by reference to Exhibit 4.13(a) of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.2(c) Form of the Company's Subordinated Exchangeable Variable Rate Notes (filed as Exhibits A and B to Exhibit 4.13 and incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-2, Registration No. 2-90744). *

     4.3(a) Form of Senior Notes Indenture, dated as of December 15, 1993, by and among the Company, the Guarantors and Pledgors named therein and First Bank National Association, a National Association, as Trustee, with respect to the Company's 11 1/8% Senior Notes due 2003, including form of 11 1/8% Senior Note (the "11 1/8% Senior Notes Indenture") (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K dated January 11, 1994). *

     4.3(b) First Supplemental Indenture, dated as of February 2, 1994, to the 11 1/8% Senior Notes Indenture (incorporated herein by reference to Exhibit 4.4(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     4.4          Form of Convertible  Notes  Indenture,  dated as of
                  December 15, 1993, by and between the Company and First Bank National Association, a National Association, as Trustee, with respect to the Company's 8 3/4% Convertible
                  Subordinated Notes due 2005, including form of Convertible Note (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K dated January 11, 1994). *

     4.5 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 1 dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     4.6 Guaranty Agreement between the Company as guarantor and Bank One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan District No. 2, dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     4.7 Credit Agreement dated as of April 10, 1996 among Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II as Borrowers and the Banks Named Herein as Banks and Bank
                  One, Arizona, NA as Agent (the "Credit Agreement") (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996).
                  *

     4.8 Schedule "2.21" to Credit Agreement--Terms Relating to Last 24 Months of Term/No Extension (incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996). *

     4.9          Schedule "2.22" to Credit  Agreement--Terms  Relating to
                  Conversion Period  (incorporated  herein by  reference   to
                  Exhibit  4.3  of  the   Company's   Quarterly   Report  on
                  Form  10-Q  dated March 31, 1996). *

     4.10 Guaranty of Credit Agreement dated as of April 10, 1996 by M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996). *

     4.11 Form of Promissory Note of Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc. II as Makers dated April 1996 (incorporated herein by reference to Exhibit
                  4.5 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996). *

     4.12 Form of Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to
                  Form S-3). *

     10.1 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

     10.2 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

     10.3 First Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1997 relating to the 1997 Annual Meeting of Stockholders). *

     10.4         CMO  Participation  Agreement  among the  Company,  M.D.C.
                  Asset Investors, Inc. and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.6 of M.D.C. Asset Investors, Inc.'s Registration Statement on Form S-11, Registration No. 33-9557). *

     10.5(a) Form of Indemnity Agreement entered into between the Registrant and each member of its Board of Directors as of March 20, 1987 (incorporated herein by reference to Exhibit
                  19.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     10.5(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.6 Indemnification Agreement by and among the Company and Larry A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989).*

     10.7 Promissory Note in the amount of $280,080 from Mandarich to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.8 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.9 Letter Agreement effective October 1, 1996 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996). *

     10.10        MDC 401(k) Savings Plan (incorporated  herein by reference to
                  Exhibit 10.31(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992). *

     10.11 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

     10.12(a) M.D.C. Holdings, Inc. Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31,
                  1995). *

     10.12(b) Amendment No. 1 to Executive Option Purchase program, effective November 4, 1997 in part and December 1, 1997 in part.

     10.13 Acquisition Agreement by and among FAM Acquisitions LLC and M.D.C. Holdings, Inc., Financial Asset Management Corporation and M.D.C. Residual Holdings, Inc. dated as of September 6, 1996 (the "Acquisition Agreement") (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated
                  September 30, 1996). *

     10.14 Amendment No. 1 to Acquisition Agreement dated as of September 30, 1996 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996). *

     10.15 Closing Agreement dated as of September 30, 1996 between M.D.C. Holdings, Inc. and Spencer I. Browne (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996). *

     10.16(a) Forms of Promissory Notes and Pledge Agreements dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report and Form 10-K dated December 31, 1996). *

     10.16(b) Forms of Promissory Notes and Pledge Agreements dated December 18, 1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock.

     10.17(a) Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated
                  January 14, 1998). *

     10.17(b) Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1998). *

     21           Subsidiaries of the Company.

     23           Consent of Price Waterhouse LLP.

     27           Financial Data Schedule.

-------------------

* Incorporated herein by reference.

      (b)Reports on Form 8-K.

         The Company filed a Form 8-K on October 29, 1997.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 10th day of February, 1998 on its behalf by the undersigned, thereunto duly authorized.
                              M.D.C. HOLDINGS, INC.
                                  (Registrant)

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

        Signature                      Title                      Date
        ---------                      -----                      ----

/s/ LARRY A. MIZEL            Chairman of the Board          February 10, 1998
-------------------------      of Directors, President
   Larry A. Mizel              and Chief Executive Officer

/s/ DAVID D. MANDARICH        Director, Executive Vice       February 10, 1998
-------------------------      President - Real Estate
   David D. Mandarich          and Chief Operating Officer

/s/ STEVEN J. BORICK          Director                       February 10, 1998
-------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN         Director                       February 10, 1998
-------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER         Director                       February 10, 1998
-------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD       Director                       February 10, 1998
-------------------------
   Herbert T. Buchwald

                     (A Majority of the Board of Directors)