Form 10-Q
period 1998-03-31
MDC HOLDINGS INC
filed 1998-05-06
CIK 773141

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of May 1, 1998, 18,007,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                   M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information

              Item 1.    Condensed Consolidated Financial Statements

                         Balance Sheets as of March 31, 1998 (Unaudited)
                           and December 31, 1997.........................   1

                         Statements of Income (Loss) (Unaudited) for the
                           three months ended March 31, 1998 and 1997....   3

                         Statements of Cash Flows (Unaudited) for the
                           three months ended March 31, 1998 and 1997....   4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited)........................   5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.   9

Part II.       Other Information

               Item 1.   Legal Proceedings...............................  18

               Item 4.   Submission of Matters to a Vote of Shareowners..  18

               Item 5.   Other Information...............................  18

               Item 6.   Exhibits and Reports on Form 8-K................  18

                              M.D.C. HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                       March 31,   December 31,
                                                         1998          1997
                                                      ----------   -----------
ASSETS                                                (Unaudited)
Corporate
   Cash and cash equivalents......................... $    3,707   $     7,110
   Property and equipment, net.......................     10,004         9,709
   Deferred income taxes.............................     12,355        12,276
   Deferred debt issue costs, net....................      3,823         6,851
   Other assets, net.................................      5,790         2,944
                                                      ----------   -----------
                                                          35,679        38,890
                                                      ----------   -----------
Homebuilding
   Cash and cash equivalents.........................      6,713         3,867
   Home sales and other accounts receivable..........     15,218         7,559
   Investments and marketable securities, net........      1,412         1,392
   Inventories, net
     Housing completed or under construction.........    290,310       249,928
     Land and land under development.................    186,896       193,012
   Prepaid expenses and other assets, net............     57,121        55,788
                                                      ----------   -----------
                                                         557,670       511,546
                                                      ----------   -----------
Financial Services
   Cash and cash equivalents.........................        639           701
   Mortgage loans held in inventory, net.............     74,280        65,256
   Other assets, net.................................      6,284         5,377
                                                      ----------   -----------
                                                          81,203        71,334
                                                      ----------   -----------
         Total Assets................................ $  674,552   $   621,770
                                                      ==========   ===========

          See notes to condensed consolidated financial statements.

                             M.D.C. HOLDINGS, INC.
                    Condensed Consolidated Balance Sheets
                    (In thousands, except share amounts)

                                                       March 31,   December 31,
                                                          1998          1997
                                                      ----------   -----------
LIABILITIES                                           (Unaudited)
Corporate
   Accounts payable and accrued expenses............  $    18,921  $    14,288
   Income taxes payable.............................        3,385       11,806
   Note payable.....................................        3,417        3,432
   Senior notes, net................................      174,305      150,354
   Subordinated notes, net..........................       38,230       38,229
                                                      -----------  -----------
                                                          238,258      218,109
Homebuilding
   Accounts payable and accrued expenses............      117,785      105,485
   Line of credit...................................       48,513       20,766
   Notes payable....................................        2,926        9,676
                                                      -----------  -----------
                                                          169,224      135,927
Financial Services
   Accounts payable and accrued expenses............       18,722       12,047
   Line of credit...................................       23,994       26,094
                                                      -----------  -----------
                                                           42,716       38,141
         Total Liabilities..........................      450,198      392,177
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES.......................          - -          - -
                                                      -----------  -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued.................          - -          - -
   Common stock, $.01 par value;  100,000,000 shares
     authorized;  23,856,000 and 23,691,000 shares
     issued, respectively, at March 31, 1998 and
     December 31, 1997..............................          239          237
   Additional paid-in capital.......................      143,531      142,429
   Retained earnings................................      118,006      125,613
   Accumulated comprehensive income.................        1,962          881
                                                      -----------  -----------
                                                          263,738      269,160
   Less treasury stock, at cost; 5,876,000 and
     5,903,000 shares, respectively,
     at March 31, 1998 and December 31, 1997........      (39,384)     (39,567)
                                                      -----------  -----------
         Total Stockholders' Equity.................      224,354      229,593
                                                      -----------  -----------
         Total Liabilities and Stockholders' Equity.  $   674,552  $   621,770
                                                      ===========  ===========

          See notes to condensed consolidated financial statements.
                                      -2-

                               M.D.C. HOLDINGS, INC.
               Condensed Consolidated Statements of Income (Loss)
                   (In thousands, except per share amounts)
                                    (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                        1998          1997
                                                     -----------   -----------
REVENUES
   Homebuilding..................................    $   238,597   $   189,149
   Financial Services............................          4,671         4,231
   Corporate.....................................            233           439
                                                     -----------   -----------
       Total Revenues............................        243,501       193,819
                                                     -----------   -----------
COSTS AND EXPENSES
   Homebuilding..................................        224,453       181,694
   Financial Services............................          2,646         2,351
   Corporate general and administrative..........          3,512         3,246
   Corporate and homebuilding interest...........            - -           761
                                                     -----------   -----------
       Total Expenses............................        230,611       188,052
                                                     -----------   -----------
Income before income taxes and extraordinary item         12,890         5,767
Provision for income taxes.......................         (4,962)       (2,181)
                                                     -----------   -----------
Income before extraordinary item.................          7,928         3,586
Extraordinary loss from early extinguishments of
   debt, net of income tax benefit of $9,587 for
   1998 and $1,336 for 1997......................        (15,314)       (2,179)
                                                     -----------   -----------
NET INCOME (LOSS)................................    $    (7,386)  $     1,407
                                                     -----------   -----------
Unrealized holding gains (losses) on securities
 arising during the period, net..................          1,081          (208)
                                                     -----------   -----------
COMPREHENSIVE INCOME (LOSS)......................    $    (6,305)  $     1,199
                                                     ===========   ===========
EARNINGS PER SHARE
   Basic
       Income before extraordinary item..........    $       .44   $       .20
                                                     ===========   ===========
       Net Income (Loss).........................    $      (.41)  $       .08
                                                     ===========   ===========
   Diluted
       Income before extraordinary item..........    $       .37   $       .18
                                                     ===========   ===========
       Net Income (Loss).........................    $      (.31)  $       .08
                                                     ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic.........................................         17,919        17,891
                                                     ===========   ===========
   Diluted.......................................         22,392        22,107
                                                     ===========   ===========
DIVIDENDS PER SHARE..............................    $       .03   $       .03
                                                     ===========   ===========

          See notes to condensed consolidated financial statements.
                                      -3-

                              M.D.C. HOLDINGS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                        1998           1997
                                                    -----------    -----------
OPERATING ACTIVITIES
Net Income (Loss).................................  $    (7,386)   $     1,407
Adjustments To Reconcile Net Income (Loss) To
   Net Cash Used In Operating Activities
      Loss from the early extinguishments of debt.       24,901          3,515
      Depreciation and amortization...............        4,171          2,929
      Homebuilding asset impairment charges.......          - -          1,250
      Deferred income taxes.......................          (79)           144
      Net changes in assets and liabilities
            Home sales and other accounts
              receivable..........................       (7,659)        (6,048)
            Homebuilding inventories..............      (34,549)        (3,245)
            Mortgage loans held in inventory......       (9,024)        12,200
            Accounts payable and accrued expenses
              and income taxes payable............       14,479         (9,706)
            Prepaid expenses and other assets.....       (5,443)        (3,263)
      Other, net..................................       (1,427)           687
                                                    -----------    -----------
Net Cash Used In Operating Activities.............      (22,016)          (130)
                                                    -----------    -----------
FINANCING ACTIVITIES
Lines of Credit
      Advances.....................................     248,800        189,029
      Principal payments...........................    (223,153)      (181,910)
Notes Payable
      Principal payments...........................      (6,765)           (50)
Senior Notes
      Proceeds from issuance.......................     171,541            - -
      Repurchase and defeasance....................    (152,000)           - -
      Premium on repurchase and defeasance.........     (17,592)           - -
Stock Repurchases..................................         - -         (7,349)
Dividend Payments..................................        (538)          (548)
Other, net.........................................       1,104            765
                                                    -----------    -----------
Net Cash Provided By (Used In) Financing
  Activities                                             21,397            (63)
                                                    -----------    -----------
Net Decrease In Cash and Cash Equivalents..........        (619)          (193)
Cash and Cash Equivalents
      Beginning of Period..........................      11,678         11,304
                                                    -----------    -----------
      End of Period................................ $    11,059    $    11,111
                                                    ===========    ===========

          See notes to condensed consolidated financial statements.
                                      -4-

                               M.D.C. HOLDINGS, INC.
               Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1998 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

         In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. Pursuant to SFAS 130, all items that are required to be recognized as components of comprehensive income have been reported in these financial statements.

         All 1997 per share amounts have been adjusted pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         Certain   reclassifications  have  been  made  in  the  1997  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                     1998          1997
                                                                                  -----------   -----------

          Homebuilding
               Home sales.....................................................    $   232,763   $   187,185
               Land sales.....................................................          5,527         1,690
               Other revenues.................................................            307           274
                                                                                  -----------   -----------
                                                                                      238,597       189,149

               Home cost of sales.............................................        196,269       159,723
               Land cost of sales.............................................          3,106         1,323
               Asset impairment charges.......................................            - -         1,250
               Marketing......................................................         15,250        12,515
               General and administrative.....................................          9,828         6,883
                                                                                  -----------   -----------
                                                                                      224,453       181,694
                  Homebuilding Operating Profit...............................         14,144         7,455
                                                                                  -----------   -----------

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                                     1998          1997
                                                                                  -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Interest revenues..............................................            531           667
               Origination fees...............................................          1,865         1,462
               Gains on sales of mortgage servicing...........................            235           338
               Gains on sales of mortgage loans, net..........................          2,004         1,315
               Mortgage servicing and other...................................             30           128
             Asset Management Revenues........................................              6           321
                                                                                  -----------   -----------
                                                                                        4,671         4,231
             General and Administrative Expenses..............................          2,646         2,351
                                                                                  -----------   -----------
                  Financial Services Operating Profit.........................          2,025         1,880
                                                                                  -----------   -----------
          Total Operating Profit..............................................         16,169         9,335
                                                                                  -----------   -----------
          Corporate
               Interest and other revenues....................................            233           439
               Interest expense...............................................            - -          (761)
               General and administrative.....................................         (3,512)       (3,246)
                                                                                  -----------   -----------
                  Net Corporate Expenses......................................         (3,279)       (3,568)
                                                                                  -----------   -----------
          Income Before Income Taxes and Extraordinary Item...................    $    12,890   $     5,767
                                                                                  ===========   ===========

C.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                       Three Months
                                                                                       Ended March 31,
                                                                                     1998          1997
                                                                                  -----------   -----------
          Interest capitalized in homebuilding inventory, beginning of period.    $    37,991   $    40,745

          Interest incurred...................................................          5,772         6,924

          Interest expensed...................................................            - -          (761)

          Previously capitalized interest included in home cost of sales......         (6,846)       (5,686)

          Previously capitalized interest included in land cost of sales......         (1,371)          (60)
                                                                                  -----------   -----------

          Interest capitalized in homebuilding inventory, end of period.......    $    35,546   $    41,162
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

E.    Extraordinary Item

         On January 28, 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes") at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes due 2003 (the "11 1/8% Senior Notes"), to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes resulted in an extraordinary charge to income (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000.

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

F.    Earnings Per Share

         The computation of diluted earnings per share takes into account the effect of dilutive stock options and assumes the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                Three Months
                                                                               Ended March 31,
                                                                             1998          1997
                                                                          -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item...........................   $     7,928   $     3,586
            Extraordinary loss, net of taxes...........................       (15,314)       (2,179)
                                                                          -----------   -----------
                Net Income (Loss)......................................   $    (7,386)  $     1,407
                                                                          ===========   ===========
            Weighted-Average Shares Outstanding........................        17,919        17,891
                                                                          ===========   ===========
            Per Share Amounts
                Income before extraordinary item.......................   $       .44   $       .20
                                                                          ===========   ===========
                Net Income (Loss)......................................   $      (.41)  $       .08
                                                                          ===========   ===========
          Diluted Earnings Per Share
            Income before extraordinary item...........................   $     7,928   $     3,586
            Conversion of Convertible Subordinated Notes...............           391           393
                                                                          -----------   -----------
            Adjusted income before extraordinary item..................         8,319         3,979
            Extraordinary loss, net of taxes...........................       (15,314)       (2,179)
                                                                          -----------   -----------
                Adjusted Net Income (Loss).............................   $    (6,995)  $     1,800
                                                                          ===========   ===========
            Weighted-average shares outstanding........................        17,919        17,891
            Stock Options..............................................           860           603
            Conversion of Convertible Subordinated Notes...............         3,613         3,613
                                                                          -----------   -----------
                Diluted Weighted-Average Shares Outstanding............        22,392        22,107
                                                                          ===========   ===========
            Per Share Amounts
                Income before extraordinary item.......................   $       .37   $       .18
                                                                          ===========   ===========
                Net Income (Loss)......................................   $      (.31)  $       .08
                                                                          ===========   ===========

G.    Supplemental Disclosure Of Cash Flow Information (in thousands)

                                                                             Three Months
                                                                            Ended March 31,
                                                                          1998            1997
                                                                      -----------    ------------
    Cash paid during the period for:
         Interest, net of amounts capitalized......................  $        - -    $        - -
         Income taxes..............................................  $      4,439    $      3,535

                                          -8-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                    INTRODUCTION


         MDC is a major regional homebuilder and one of the largest homebuilders in the United States. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC builds and sells homes under the name "Richmond American Homes" in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia and suburban Maryland (the
"Mid-Atlantic"); (iii) Northern and Southern California; (iv) Phoenix and Tucson, Arizona; and (v) Las Vegas, Nevada. The Company's financial services segment consists principally of HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican"), which provides mortgage loans primarily to the Company's home buyers.


                               RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     1998          1997
                                                                                  ----------    -----------
          Revenues.............................................................   $   243,501   $   193,819

          Income before income taxes and extraordinary item....................   $    12,890   $     5,767

          Income before extraordinary item.....................................   $     7,928   $     3,586

          Net Income (Loss)....................................................   $    (7,386)  $     1,407

          Earnings Per Share
             Basic
                  Income before extraordinary item.............................   $       .44   $       .20
                  Net Income (Loss)............................................   $      (.41)  $       .08
`
             Diluted
                  Income before extraordinary item.............................   $       .37   $       .18
                  Net Income (Loss)............................................   $      (.31)  $       .08

         Revenues for the first quarter of 1998 increased 26% from the same period in 1997, primarily due to (i) increased home sales revenues resulting from an 18% increase in home closings to 1,270 units; (ii) an $8,700 increase in the average selling price per home closed; and (iii) increased revenues from HomeAmerican. In addition, the Company recognized land sales revenues of $5,527,000 in the first quarter of 1998, compared with $1,690,000 for the same period in 1997.

         Income before income taxes and extraordinary item increased in the first quarter of 1998, compared with the first quarter of 1997. This increase primarily was a result of increased operating profit from the Company's homebuilding segment, due to (i) increased home closings; (ii) an increased average selling price per home closed; (iii) a 100 basis point increase in Home Gross Margins (as hereinafter defined); (iv) increased land sale gains; and (v) no asset impairment charges. Operating results for the first quarter of 1998 also were impacted favorably by decreased interest expense, compared with the same period in 1997.

         In January 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes") at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes due 2003 (the "11 1/8% Senior Notes"), to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes resulted in an extraordinary charge to income in the first quarter of 1998 (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000. Including this extraordinary loss, the Company recognized a net loss for the first quarter of 1998 of $7,386,000.

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

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                            Three Months
                                                           Ended March 31,
                                                          1998           1997
                                                      -----------   ------------
 Home Sales Revenues...............................  $    232,763   $    187,185
 Operating Profits.................................  $     14,144   $      7,455
 Average Selling Price Per Home Closed.............  $      183.3   $      174.6
 Home Gross Margins................................         15.7%          14.7%

 Orders For Homes, net (units)
        Colorado...................................           910            573
        Mid-Atlantic...............................           393            327
        California.................................           310            234
        Arizona....................................           521            315
        Nevada.....................................           142             79
                                                     ------------   ------------
              Total................................         2,276          1,528
                                                     ============   ============
 Homes Closed (units)
        Colorado...................................           480            391
        Mid-Atlantic...............................           193            197
        California.................................           181            175
        Arizona....................................           326            227
        Nevada.....................................            90             82
                                                      -----------    -----------
              Total................................         1,270          1,072
                                                      ===========    ===========

                                                        March 31,    December 31,     March 31,
                                                          1998           1997           1997
                                                      -----------   ------------    ----------
 Backlog (units)
        Colorado...................................         1,310            880           758
        Mid-Atlantic...............................           594            394           551
        California.................................           399            270           219
        Arizona....................................           588            393           319
        Nevada.....................................           147             95            95
                                                      -----------   ------------    ----------
              Total................................         3,038          2,032         1,942
                                                      ===========   ============    ==========
              Estimated Sales Value................   $   570,000   $    380,000    $  340,000
                                                      ===========   ============    ==========
 Active Subdivisions
        Colorado...................................            51             48            55
        Mid-Atlantic...............................            39             42            55
        California.................................            14             12            16
        Arizona....................................            26             29            22
        Nevada.....................................             8              6             7
                                                      -----------   ------------    ----------
                 Total.............................           138            137           155
                                                      ===========   ============    ==========

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 1998 represented the highest first quarter level in the Company's history and were 24% higher than home sales revenues for the same period in 1997. The improved revenues were a result of increased home closings and a higher average selling price per home closed, as further discussed below.

         Home closings increased 18% in the first quarter of 1998, compared with the first quarter of 1997. This increase primarily was due to higher home closings in Phoenix (a 54% increase), Colorado (a 23% increase) and Southern California (a 14% increase), where Backlog (as hereinafter defined) levels at the beginning of 1998 were higher by 89%, 53% and 80%, respectively, than at the beginning of 1997. Home closings decreased in Northern California in the first quarter of 1998, compared with the first quarter of 1997, because the Company has exited the Sacramento market and presently has only one active subdivision in the San Francisco Bay area.

         While the Company anticipates that it will deliver a higher number of home closings in the second quarter of 1998 than in the second quarter of 1997, the 1998 second quarter home closings should represent a lower percentage of March 31 Backlog than in 1997, due to a number of factors. These factors include severe weather conditions and shortages of subcontractor labor in California and Arizona, which delayed the development of lots and extended the construction period for a number of homes in these markets. See "Forward-Looking Statements" below.

         Average Selling Price Per Home Closed - The increase in the average selling price per home closed in the first quarter of 1998, compared with the first quarter of 1997, reflects the impact of (i) a greater number of homes closed in higher-priced subdivisions in Southern California, Phoenix and Nevada during the first quarter of 1998, than in the first quarter of 1997; (ii) a higher proportion of detached homes closed in the Mid-Atlantic, which generally have higher selling prices than townhomes; and (iii) selling price increases in certain of the Company's markets, particularly in Southern California.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased by 100 basis points during the first quarter of 1998, compared with the first quarter of 1997, including increases of 310, 280 and 130 basis points, respectively, in Tucson, Colorado and Southern California. The increase in Home Gross Margins largely resulted from (i) selling price increases and reduced incentives offered to home buyers primarily in Southern California and Colorado due to increased demand for new homes in these markets; (ii) the favorable impact of a number of home closings in certain highly profitable subdivisions, particularly in Tucson; (iii) an increased level of volume discounts received from suppliers and manufacturers in connection with certain national purchasing contracts; and (iv) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Looking forward, the Company believes that Home Gross Margins for each of the remaining quarters in 1998 will exceed margins for comparable quarters in 1997. Future growth in Home Gross Margins may be impacted adversely by (i) increased competition in most of its markets; (ii) increases in, among other things, the costs of subcontracted labor, finished lots and building materials to the extent that market conditions prevent the recovery of increased costs through higher sales prices; and (iii) adverse weather and shortages of subcontractor labor in California and Arizona. See "Forward Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes increased 49% during the first quarter of 1998, compared with the first quarter of 1997, despite a decrease in the number of active subdivisions to 138 at March 31, 1998, compared with 155 at March 31, 1997. This home order increase resulted from comparatively strong home orders experienced in all of the Company's markets except Northern California and Maryland in response to a robust national economy marked by low unemployment, low mortgage rates, high consumer confidence and low inventories of new homes. First quarter 1998 home orders particularly were strong in (i) Nevada, Arizona and Southern California, which increased 80%, 65% and 59%, respectively, as a result of the Company's continuing expansion in those markets and significant increases in the number of monthly orders per active subdivision; (ii) Colorado, which increased by 59% due to the strong demand for homes in this market; and (iii) Virginia, which increased 36% due to improved orders per active subdivision.

         The Company received 576 orders for homes in April 1998, compared with 550 for April 1997. The Company is unable to predict if higher year-over-year home orders in 1998, compared with 1997, will continue in the future. See "Forward-Looking Statements" below.

         As a result of the increased orders for homes in the first quarter of 1998, the Company's homes under contract but not yet delivered ("Backlog") at March 31, 1998 increased by 56% to 3,038 units, compared with a Backlog of 1,942 units at March 31, 1997. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its March 31, 1998 Backlog to close under existing sales contracts during the remainder of 1998. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $15,250,000 for the first quarter of 1998, compared with $12,515,000 for the same period in 1997. The increase in 1998 resulted from higher (i) sales commissions incurred and deferred marketing costs amortized in connection with the increased number of home closings; and (ii) product advertising, model home expenses and other costs incurred in connection with the Company's expanded operations in Southern California.

         General and Administrative - General and administrative expenses increased to $9,828,000 during the first quarter of 1998, compared with $6,883,000 during the same period in 1997, primarily due to (i) increased compensation costs resulting from expanded operations in several of the Company's markets except Northern California and Maryland; (ii) the write-off of due diligence costs and deposits with respect to certain proposed homebuilding projects which were not acquired; and (iii) additional costs associated with new branch offices in Southern California and Colorado and design centers in Southern California and Phoenix.

     Asset Impairment Charges

         No asset impairment charges were recorded in the first quarter of 1998. Operating results for the first quarter of 1997 were reduced by asset impairment charges totalling $1,250,000 related to certain of the Company's homebuilding assets in the Mid-Atlantic region, primarily in Suburban Maryland, as a result of continued weakened market conditions and competitive pressures in that market.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                March 31,  December 31,   March 31,
                                                  1998          1997        1997
                                              -----------   -----------  -----------

    Colorado................................  $    54,927   $    62,093  $    63,263
    Mid-Atlantic............................       31,592        37,087       50,174
    California..............................       49,300        44,423       29,081
    Arizona.................................       33,324        32,067       38,140
    Nevada..................................       17,753        17,342       14,695
                                              -----------   -----------  -----------
         Total..............................  $   186,896   $   193,012  $   195,353
                                              ===========   ===========  ===========

    Total Lots Owned........................        8,297         9,466       10,611

    Total Lots Controlled Under Option......        5,366         5,730        6,151
                                              -----------   -----------  -----------

         Total Lots Owned and Controlled...       13,663         15,196       16,762
                                             ===========    ===========  ===========

    Total Option Deposits...................  $     6,341   $     7,545  $     6,448
                                              ===========   ===========  ===========

Financial Services Segment

         The table below summarizes the results of HomeAmerican's operations (in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                           1998          1997
                                                       -----------   -----------

Gains on Sales of Mortgage Loans, net...............   $     2,004   $     1,315

Operating Profits...................................   $     2,026   $     1,574

Principal Amount of Originations and Purchases
     MDC home buyers................................   $   141,123   $   107,334
     Spot...........................................        11,990         6,920
     Correspondent..................................        40,678        15,443
                                                       -----------   -----------

         Total......................................   $   193,791   $   129,697
                                                       ===========   ===========

Capture Rate........................................           73%           69%
                                                       ===========   ===========

         HomeAmerican's   operating   profit  for  the  first  quarter  of  1998
increased, compared with the same period in 1997, primarily due to (i) a $400,000 increase in origination fees; and (ii) a $700,000 increase in gains from sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from the increased mortgage lending activity.

         HomeAmerican's loan originations and purchases increased by 49% in the first quarter of 1998, compared with the same period in 1997. This improvement primarily was due to increases in (i) the Company's home closings; (ii) the number of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate"); and (iii) the number of loans purchased from correspondents. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 73% of the principal amount of mortgage loans originated and purchased by HomeAmerican in the first quarter of 1998.

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

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for the first quarter of 1998, compared with $761,000 for the first quarter of 1997.

         Corporate and homebuilding interest incurred decreased by 17% to $5,772,000 for the first quarter of 1998, compared with $6,924,000 for the same period in 1997, primarily due to the January 1998 refinancing of the of 11 1/8% Senior Notes and the 1997 repurchase of $38,000,000 of 11 1/8% Senior Notes discussed above.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $3,512,000 during the first quarter of 1998, compared with $3,246,000 during the first quarter of 1997.

         The Company is modifying its computer systems to accurately process information which includes the year 2000 date and beyond (the "Year 2000 Project"). Management believes that the Year 2000 Project will be completed successfully on a timely basis and that future costs of the Year 2000 Project will not have a material adverse effect on the Company's results of operations, financial position or cash flows. Pursuant to current accounting rules, the cost of the Year 2000 Project is expensed as incurred. See "Forward-Looking Statements" below.

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

         MDC's  overall   effective   income  tax  rates  of  38.5%  and  37.8%,
respectively, for the first quarters of 1998 and 1997, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

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

Capital Resources

         The Company's capital structure is a combination of (i) permanent financing, represented by Stockholders' Equity; (ii) long-term financing, represented by publicly traded 8 3/8% Senior Notes and Convertible Subordinated Notes due in 2008 and 2005, respectively; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         MDC anticipates acquiring finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1998. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

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

Lines of Credit and Other

         Homebuilding - The Company maintains a $175,000,000 unsecured revolving line of credit (the "Homebuilding Line") with a group of banks to support its homebuilding operations. The Homebuilding Line matures on June 30, 2001, although, pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At March 31, 1998, $48,513,000 was borrowed and $4,554,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans normally are sold within 35 days after origination or purchase. During the first quarter of 1998 and 1997, HomeAmerican sold $184,325,000 and $142,759,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at March 31, 1998 was $51,000,000. At March 31, 1998, $23,994,000
was borrowed and an additional $27,000,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's 8 3/8% Senior Notes, subordinated notes and bank lines of credit include representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first quarter of 1998, the Company used $22,016,000 of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit.

         During the first quarter of 1997, the Company used $7,349,000 of cash to repurchase 838,000 shares of MDC common stock. The Company financed this repurchase primarily with internally generated funds and line of credit borrowings.


                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) competition; (iv) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (v) demographic changes; (vi) shortages and the cost of labor; (vii) weather related slowdowns; (viii) slow growth initiatives; (ix) building moratoria; (x) governmental regulation, including interpretation of tax, labor and environmental laws; (xi) changes in consumer confidence; (xii) required accounting changes; and (xiii) other factors over which the Company has little or no control.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         No meetings of the Company's stockholders were held during the first quarter of 1998.


ITEM 5.  OTHER INFORMATION.


         On April 21, 1998, the Company's board of directors declared a dividend of four cents per share for the quarter ended March 31, 1998, representing an increase of one cent per share, or 33%, compared with dividends for each quarter of 1997. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (a) Exhibit:

                                 10.1 Change in Control Agreement between M.D.C. Holdings, Inc. and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to
                                          Exhibit 10.1 to the Company's Form 8-K
                                          dated March 27, 1998).

                                 10.2     Change in  Control  Agreement  between
                                          M.D.C.  Holdings,   Inc.  and  Michael
                                          Touff   effective   January  26,  1998
                                          (incorporated  herein by  reference to
                                          Exhibit 10.2 to the Company's Form 8-K
                                          dated March 27, 1998).

                                 10.3 Form of Change in Control Agreement between M.D.C. Holdings, Inc. and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27,
                                          1998).

                                 27       Financial Data Schedule.

                  (b) Reports on Form 8-K:

                           The Company filed a Form 8-K on each of January 14, 1998, January 22, 1998 and March 27, 1998.


                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 6, 1998                          M.D.C. HOLDINGS, INC.
         -----------                          (Registrant)



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