Form 10-Q
period 1998-06-30
MDC HOLDINGS INC
filed 1998-08-04
CIK 773141

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                 As of July 28, 1998, 18,241,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.


================================================================================

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 1998 (Unaudited)
                           and December 31, 1997..........................   1

                         Statements of Income (Unaudited) for the three
                           and six months ended June 30, 1998 and 1997....   3

                         Statements of Cash Flows (Unaudited) for the six
                           months ended June 30, 1998 and 1997............   4

                         Notes to Financial Statements (Unaudited)........   5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..   9

Part II.       Other Information:

               Item 1.   Legal Proceedings................................  19

               Item 4.   Submission of Matters to a Vote of Shareowners...  19

               Item 5.   Other Information................................  19

               Item 6.   Exhibits and Reports on Form 8-K.................  19

                                      (i)

                                M.D.C. HOLDINGS, INC.
                        Condensed Consolidated Balance Sheets
                                   (In thousands)

                                                                                    June 30,    December 31,
                                                                                      1998          1997
                                                                                  -----------   -----------
ASSETS                                                                             (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $    6,922    $     7,110
   Property and equipment, net.................................................        1,671          9,709
   Deferred income taxes.......................................................       16,100         12,276
   Deferred debt issue costs, net..............................................        3,754          6,851
   Other assets, net...........................................................        6,394          2,944
                                                                                  ----------    -----------
                                                                                      34,841         38,890

Homebuilding
   Cash and cash equivalents...................................................        8,031          3,867
   Home sales and other accounts receivable....................................       21,396          7,559
   Investments and marketable securities, net..................................        1,431          1,392
   Inventories, net
     Housing completed or under construction...................................      322,413        249,928
     Land and land under development...........................................      172,900        193,012
   Prepaid expenses and other assets, net......................................       60,631         55,788
                                                                                  ----------    -----------
                                                                                     586,802        511,546

Financial Services
   Cash and cash equivalents...................................................          432            701
   Mortgage loans held in inventory, net.......................................       89,421         65,256
   Other assets, net...........................................................        8,004          5,377
                                                                                  ----------    -----------
                                                                                      97,857         71,334

         Total Assets..........................................................   $  719,500    $   621,770
                                                                                  ==========    ===========

            See notes to condensed consolidated financial statements.

                                M.D.C. HOLDINGS, INC.
                        Condensed Consolidated Balance Sheets
                         (In thousands, except share amounts)

                                                                                    June 30,    December 31,
                                                                                      1998          1997
                                                                                  -----------   -----------
LIABILITIES                                                                       (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    27,275   $    14,288
   Income taxes payable........................................................       13,343        11,806
   Note payable................................................................          - -         3,432
   Senior notes, net...........................................................      174,316       150,354
   Subordinated notes, net.....................................................       28,000        38,229
                                                                                 -----------   -----------
                                                                                     242,934       218,109
Homebuilding
   Accounts payable and accrued expenses.......................................      124,382       105,485
   Line of credit..............................................................       65,000        20,766
   Notes payable...............................................................          494         9,676
                                                                                 -----------   -----------
                                                                                     189,876       135,927
Financial Services
   Accounts payable and accrued expenses.......................................       19,075        12,047
   Line of credit..............................................................       29,729        26,094
                                                                                 -----------   -----------
                                                                                      48,804        38,141
         Total Liabilities.....................................................      481,614       392,177
                                                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..          - -           - -
   Common Stock, $.01 par value;  100,000,000 shares authorized;  23,958,000 and 23,691,000 shares issued, respectively, at June 30, 1998 and
     December 31, 1997.........................................................          240           237
   Additional paid-in capital..................................................      144,886       142,429
   Retained earnings...........................................................      129,868       125,613
   Accumulated comprehensive income............................................        2,276           881
                                                                                 -----------   -----------
                                                                                     277,270       269,160
   Less treasury stock, at cost; 5,876,000 and 5,903,000 shares, respectively,
     at June 30, 1998 and December 31, 1997....................................      (39,384)      (39,567)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      237,886       229,593
                                                                                 -----------   -----------
         Total Liabilities and Stockholders' Equity............................  $   719,500   $   621,770
                                                                                 ===========   ===========

            See notes to condensed consolidated financial statements.
                               M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                    (Unaudited)

                                                                   Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                             -------------------------   -------------------------
                                                                 1998          1997          1998          1997
                                                             -----------   -----------   -----------   -----------
REVENUES
   Homebuilding..........................................    $   293,420   $   233,542   $   532,017   $   422,691
   Financial Services....................................         10,149         3,449        14,820         7,680
   Corporate.............................................            310           294           543           733
                                                             -----------   -----------   -----------   -----------
       Total Revenues....................................        303,879       237,285       547,380       431,104
                                                             -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding..........................................        276,513       223,704       500,966       405,398
   Financial Services....................................          2,987         2,045         5,633         4,396
   Corporate general and administrative..................          4,040         3,254         7,552         6,500
   Corporate and homebuilding interest...................            - -           - -           - -           761
                                                             -----------   -----------   -----------   -----------
       Total Expenses....................................        283,540       229,003       514,151       417,055
                                                             -----------   -----------   -----------   -----------
Income before income taxes and extraordinary
   item..................................................         20,339         8,282        33,229        14,049
Provision for income taxes...............................         (7,758)       (3,148)      (12,720)       (5,329)
                                                             -----------   -----------   -----------   -----------
Income before extraordinary item.........................         12,581         5,134        20,509         8,720
Extraordinary loss from early extinguishments of debt,
   net of income tax benefit of $9,587 for 1998 and
   $1,336 for 1997.......................................            - -           - -       (15,314)       (2,179)
                                                             -----------   -----------   -----------   -----------
NET INCOME...............................................         12,581         5,134         5,195         6,541
Unrealized holding gains on securities arising during the
   period, net...........................................            314           545         1,395           337
                                                             -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME.....................................    $    12,895   $     5,679   $     6,590   $     6,878
                                                             ===========   ===========   ===========   ===========
EARNINGS PER SHARE
   Basic
       Income before extraordinary item..................    $       .70   $       .29   $      1.14   $       .49
                                                             ===========   ===========   ===========   ===========
       Net Income........................................    $       .70   $       .29   $       .29   $       .37
                                                             ===========   ===========   ===========   ===========
   Diluted
       Income before extraordinary item..................    $       .58   $       .26   $       .95   $       .44
                                                             ===========   ===========   ===========   ===========
       Net Income........................................    $       .58   $       .26   $       .27   $       .34
                                                             ===========   ===========   ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic.................................................         18,042        17,463        17,981        17,671
                                                             ===========   ===========   ===========   ===========
   Diluted...............................................         22,469        21,583        22,472        21,839
                                                             ===========   ===========   ===========   ===========
DIVIDENDS PER SHARE......................................    $       .04   $       .03   $       .07   $       .06
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

                               M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Cash Flows
                                  (In thousands)
                                   (Unaudited)

                                                                                Six months
                                                                               Ended June 30,
                                                                         --------------------------
                                                                             1998           1997
                                                                         -----------    -----------
OPERATING ACTIVITIES
Net Income...........................................................    $     5,195    $     6,541
Adjustments To Reconcile Net Income To Net Cash Used In Operating
   Activities:
      Loss from the early extinguishments of debt....................         24,901          3,515
      Depreciation and amortization..................................          9,107          6,536
      Homebuilding asset impairment charges..........................          3,000          2,350
      Deferred income taxes..........................................         (3,824)         1,042
      Gains on sales of mortgage-related assets......................         (4,509)           (55)
      Net changes in assets and liabilities:
           Home sales and other accounts receivable..................        (13,837)        (8,349)
           Homebuilding inventories..................................        (56,117)       (19,216)
           Mortgage loans held in inventory..........................        (24,165)           807
           Accounts payable and accrued expenses and income taxes
             payable.................................................         36,821        (12,205)
           Prepaid expenses and other assets.........................        (11,584)        (4,033)
      Other, net.....................................................         (2,885)           788
                                                                         -----------    -----------
Net Cash Used In Operating Activities................................        (37,897)       (22,279)
                                                                         -----------    -----------
INVESTING ACTIVITIES
Net Proceeds from Sale of Office Building............................         13,250            - -
Net Proceeds from Mortgage-Related Assets and Liabilities............          4,636          1,558
Other, net...........................................................         (2,524)          (152)
                                                                         -----------    -----------
Net Cash Provided By Investing Activities............................         15,362          1,406
                                                                         -----------    -----------
FINANCING ACTIVITIES
Lines of Credit
      Advances.......................................................        579,235        495,186
      Principal payments.............................................       (532,254)      (427,056)
Notes Payable
      Principal payments.............................................        (12,614)           (66)
Senior Notes
      Proceeds from issuance.........................................        171,541            - -
      Repurchase and defeasance......................................       (152,000)       (38,000)
      Premium on repurchase and defeasance...........................        (17,592)        (1,520)
Retirement of Subordinated Notes.....................................        (10,230)           - -
Stock Repurchases....................................................            - -         (7,349)
Dividend Payments....................................................         (1,258)        (1,072)
Other, net...........................................................          1,414            909
                                                                         -----------    -----------
Net Cash Provided By Financing Activities............................         26,242         21,032
                                                                         -----------    -----------
Net Increase In Cash and Cash Equivalents............................          3,707            159
Cash and Cash Equivalents
      Beginning of Period............................................         11,678         11,304
                                                                         -----------    -----------
      End of Period..................................................    $    15,385    $    11,463
                                                                         ===========    ===========

            See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                 Notes to Condensed Consolidated Financial Statements
                                    (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1998 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

         Certain   reclassifications  have  been  made  in  the  1997  financial statements to conform to the classifications used in the current year.

B.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Six Months
                                                             Ended June 30,                Ended June 30,
                                                      --------------------------     ---------------------------
                                                          1998          1997             1998           1997
                                                      -----------    -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   291,752    $   229,769     $   524,515     $   416,954
              Land sales.........................           1,276          3,555           6,803           5,245
              Other revenues.....................             392            218             699             492
                                                      -----------    -----------     -----------     -----------
                                                          293,420        233,542         532,017         422,691
                                                      -----------    -----------     -----------     -----------
              Home cost of sales.................         243,253        196,224         439,522         355,947
              Land cost of sales.................           1,179          3,132           4,285           4,455
              Asset impairment charges...........           3,000          1,100           3,000           2,350
              Marketing..........................          18,146         15,585          33,396          28,100
              General and administrative.........          10,935          7,663          20,763          14,546
                                                      -----------    -----------     -----------     -----------
                                                          276,513        223,704         500,966         405,398
                                                      -----------    -----------     -----------     -----------
                  Homebuilding Operating Profit..          16,907          9,838          31,051          17,293
                                                      -----------    -----------     -----------     -----------
                                      -5-




                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                      --------------------------    ----------------------------
                                                          1998          1997             1998           1997
                                                      -----------    -----------    ------------     -----------
         Financial Services
            Mortgage Lending Revenues
              Interest revenues..................     $       502    $       279     $     1,033     $       946
              Origination fees...................           2,275          1,554           4,140           3,016
              Gains on sales of mortgage
                servicing........................             692            213             927             551
              Gains on sales of mortgage  loans,
                net..............................           2,012          1,177           4,016           2,492
              Mortgage servicing and other.......              72            151             102             279
            Asset Management Revenues............           4,596             75           4,602             396
                                                      -----------    -----------     -----------     -----------
                                                           10,149          3,449          14,820           7,680
            General and Administrative Expenses..           2,987          2,045           5,633           4,396
                                                      -----------    -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           7,162          1,404           9,187           3,284
                                                      -----------    -----------     -----------     -----------
          Total Operating Profit.................          24,069         11,242          40,238          20,577
                                                      -----------    -----------     -----------     -----------
         Corporate
              Interest and other revenues........             310            294             543             733
              Interest expense...................             - -            - -             - -            (761)
              General and administrative.........          (4,040)        (3,254)         (7,552)         (6,500)
                                                      -----------    -----------     -----------     -----------
                  Net Corporate Expenses.........          (3,730)        (2,960)         (7,009)         (6,528)
                                                      -----------    -----------     -----------     -----------
         Income Before Income Taxes and
            Extraordinary Item...................     $    20,339    $     8,282     $    33,229     $    14,049
                                                      ===========    ===========     ===========     ===========

C.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                      --------------------------     ---------------------------
                                                          1998          1997             1998           1997
                                                      -----------    -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    35,546    $    41,162     $    37,991     $    40,745

         Interest incurred.......................           5,727          6,579          11,499          13,503

         Interest expensed.......................             - -            - -             - -            (761)

         Previously capitalized interest included
            in cost of sales.....................          (7,957)        (7,082)        (16,174)        (12,828)
                                                      -----------    -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, end of period.............     $    33,316    $    40,659     $    33,316     $    40,659
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

E.    Extraordinary Item

         On January 28, 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes") at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes due 2003 (the "11 1/8% Senior Notes"), to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes resulted in an extraordinary charge to income (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000, in the first six months of 1998.

         Net income for the first six months of 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 principal amount of the 11 1/8% Senior Notes. The loss resulted from the repurchase of the 11 1/8% Senior Notes at a price above their carrying value and the write-off of unamortized deferred debt issue costs.

F.    Earnings Per Share

         The computation of diluted earnings per share takes into account the effect of dilutive stock options and assumes the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share of MDC common stock. On July 31, 1998, the price of MDC's common stock closed at $20.5625 on the New York Stock Exchange. The Convertible Subordinated Notes may be called for redemption by MDC beginning on December 15, 1998. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                -------------------------   -------------------------
                                                                    1998          1997          1998          1997
                                                                -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item.................   $    12,581   $     5,134   $    20,509   $     8,720
            Extraordinary loss, net of taxes.................           - -           - -       (15,314)       (2,179)
                                                                -----------   -----------   -----------   -----------
                 Net Income..................................   $    12,581   $     5,134   $     5,195   $     6,541
                                                                ===========   ===========   ===========   ===========
            Weighted-Average Shares Outstanding..............        18,042        17,463        17,981        17,671
                                                                ===========   ===========   ===========   ===========
            Per Share Amounts
                 Income before extraordinary item............   $       .70   $       .29   $      1.14   $       .49
                                                                ===========   ===========   ===========   ===========
                 Net Income..................................   $       .70   $       .29   $       .29   $       .37
                                                                ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Income before extraordinary item.................   $    12,581   $     5,134   $    20,509   $     8,720
            Conversion of Convertible Subordinated Notes.....           392           394           783           787
                                                                -----------   -----------   -----------   -----------
            Adjusted income before extraordinary item........        12,973         5,528        21,292         9,507
            Extraordinary loss, net of taxes.................           - -           - -       (15,314)       (2,179)
                                                                -----------   -----------   -----------   -----------
                 Adjusted Net Income.........................   $    12,973   $     5,528   $     5,978   $     7,328
                                                                ===========   ===========   ===========   ===========
            Weighted-Average Shares Outstanding..............        18,042        17,463        17,981        17,671
            Stock Options, net...............................           814           507           878           555
            Conversion of Convertible Subordinated Notes.....         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
                 Diluted Weighted-Average Shares Outstanding.        22,469        21,583        22,472        21,839
                                                                ===========   ===========   ===========   ===========
            Per Share Amounts
                 Income before extraordinary item............   $       .58   $       .26   $       .95   $       .44
                                                                ===========   ===========   ===========   ===========
                 Net Income..................................   $       .58   $       .26   $       .27   $       .34
                                                                ===========   ===========   ===========   ===========

G.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                              Six Months
                                                                            Ended June 30,
                                                                     ----------------------------
                                                                          1998            1997
                                                                     ------------    ------------
    Cash paid during the period for:
         Interest, net of amounts capitalized......................   $     5,750     $     3,159
         Income taxes..............................................   $     5,189     $     4,656

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS.
                  ------------------------------------

                                   INTRODUCTION

         MDC is a major regional homebuilder and one of the largest homebuilders in the United States. The Company operates in two segments: homebuilding and financial services. In its homebuilding segment, MDC builds and sells homes under the name "Richmond American Homes" in (i) metropolitan Denver and Colorado Springs, Colorado; (ii) Northern Virginia; (iii) suburban Maryland; (iv) Northern and Southern California; (v) Phoenix and Tucson, Arizona; and (vi) Las Vegas, Nevada. The Company's financial services segment consists principally of HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican"), which provides mortgage loans primarily to the Company's home buyers.

                              RESULTS OF OPERATIONS
                              ---------------------

         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                 Six Months
                                                           Ended June 30,               Ended June 30,
                                                      -------------------------   -------------------------
                                                          1998          1997          1998          1997
                                                      -----------   -----------   -----------   -----------

      Revenues....................................    $   303,879   $   237,285   $   547,380   $   431,104

      Income before income taxes and extraordinary
        item......................................    $    20,339   $     8,282   $    33,229   $    14,049

      Income before extraordinary item.............   $    12,581   $     5,134   $    20,509   $     8,720

      Net Income..................................    $    12,581   $     5,134   $     5,195   $     6,541

      Earnings Per Share:
         Basic
           Income before extraordinary item.......    $       .70   $       .29   $      1.14   $       .49
           Net Income.............................    $       .70   $       .29   $       .29   $       .37

         Diluted
           Income before extraordinary item.......    $       .58   $       .26   $       .95   $       .44
           Net Income.............................    $       .58   $       .26   $       .27   $       .34


         Revenues for the second quarter and first half of 1998 increased 28% and 27%, respectively, compared with the same periods in 1997, primarily due to
(i) higher home sales revenues resulting from increases in home closings and average selling prices per home closed; and (ii) increased revenues from the Company's financial services segment, as discussed below.

         Income before income taxes and extraordinary item increased in the second quarter and first half of 1998, compared with the same periods in 1997. These increases primarily were a result of (i) higher operating profits from the Company's homebuilding segment, due to increased home closings, average selling prices per home closed and Home Gross Margins (as hereinafter defined); and (ii) higher operating profits from the Company's financial services segment, primarily due to increased mortgage lending profits and a $4,450,000 gain resulting from receipt of the final payments related to the September 1996 sale of the Company's asset management business.

         Net income for the first six months of 1998 included an extraordinary after-tax loss of $15,314,000, or $.68 per share, recognized in connection with the January 1998 refinancing of MDC's senior debt. The 1997 first half net income included an extraordinary after-tax loss of $2,179,000, or $.10 per share, from the repurchase of $38 million of the then outstanding 11 1/8% Senior Notes.


Homebuilding Segment
--------------------

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                               Three Months                  Six Months
                                                              Ended June 30,               Ended June 30,
                                                       --------------------------    --------------------------
                                                           1998           1997           1998           1997
                                                       -----------    -----------    -----------    -----------


       Home Sales Revenues.........................    $   291,752    $   229,769    $   524,515    $   416,954
       Operating Profits...........................    $    16,907    $     9,838    $    31,051    $    17,293
       Average Selling Price Per Home   Closed.....    $     186.8    $     178.9    $     185.2    $     177.0
       Home Gross Margins..........................          16.6%          14.6%          16.2%          14.6%

       Orders For Homes, net (units)
              Colorado.............................            687            502          1,597          1,075
              California...........................            310            259            620            493
              Arizona..............................            430            300            951            615
              Nevada...............................            163            151            305            230
              Virginia.............................            163            176            427            368
              Maryland.............................             96            113            225            248
                                                       -----------    -----------    -----------    -----------
                   Total...........................          1,849          1,501          4,125          3,029
                                                       ===========    ===========    ===========    ===========

       Homes Closed (units)
              Colorado.............................            631            399          1,111            790
              California...........................            194            198            375            373
              Arizona..............................            365            283            691            510
              Nevada...............................            106             97            196            179
              Virginia.............................            163            184            285            302
              Maryland.............................            103            123            174            202
                                                       -----------    -----------    -----------    -----------
                   Total...........................          1,562          1,284          2,832          2,356
                                                       ===========    ===========    ===========    ===========


                                                         June 30,    December 31,      June 30,
                                                           1998           1997           1997
                                                       -----------   ------------    -----------
       Backlog (units)
              Colorado.............................          1,366            880            861
              California...........................            515            270            280
              Arizona..............................            653            393            336
              Nevada...............................            204             95            149
              Virginia.............................            353            211            269
              Maryland.............................            234            183            264
                                                       -----------    -----------    -----------
                   Total...........................          3,325          2,032          2,159
                                                       ===========    ===========    ===========

       Backlog Estimated Sales Value...............    $   640,000    $   380,000    $   392,000
                                                       ===========    ===========    ===========
       Active Subdivisions
              Colorado.............................             46             48             53
              California...........................             16             12             14
              Arizona..............................             27             29             23
              Nevada...............................              9              6              9
              Virginia.............................             20             23             27
              Maryland.............................             14             19             24
                                                       -----------    -----------    -----------
                   Total...........................            132            137            150
                                                       ===========    ===========    ===========

         Home Sales Revenues and Homes Closed - Home sales revenues in the second quarter and first half of 1998 represented the highest levels for comparable periods in the Company's history and were 27% and 26% higher, respectively, than home sales revenues for the same periods in 1997. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Home closings increased 22% and 20%, respectively, in the second quarter and first half of 1998, compared with the same periods in 1997. These increases primarily were due to higher home closings in Colorado (increases of 58% and 41%, respectively) and Arizona (increases of 29% and 35%, respectively), as a result of the strong demand for homes in these markets and Backlog (as hereinafter defined) levels throughout the first six months of 1998 which were substantially higher than during the first half of 1997. Home closings decreased in the second quarter and first half of 1998, compared with the same periods in 1997, in (i) Virginia and Maryland, primarily due to decreases in the number of active subdivisions in these markets in connection with the Company's strategy over the past eighteen months to eliminate lower-margin subdivisions and redeploy capital to more profitable projects within and outside these markets; and (ii) Northern California, because the Company has exited the Sacramento market and its new subdivisions in the San Francisco Bay area are not yet active.

         While the Company anticipates that it will deliver a higher number of home closings in the third quarter of 1998 than in the third quarter of 1997, the 1998 third quarter home closings should represent a lower percentage of June 30 Backlog than in 1997, due to a number of factors. These factors include (i) a 34% reduction in the number of unsold homes under construction at June 30, 1998, compared with June 30, 1997; (ii) a 78% increase in the number of homes in Backlog which have not been started as of June 30, 1998, compared with June 30, 1997; and (iii) shortages of subcontractor labor in California, Arizona, Nevada and Virginia, which have delayed the development of lots and extended the construction period for a number of homes in these markets. See "Forward-Looking Statements" below.

         Average Selling Price Per Home Closed - The increases in the average selling prices per home closed of $7,900 and $8,200, respectively, in the second quarter and first half of 1998, compared with the same periods in 1997, reflect the impact of (i) a greater number of homes closed in higher-priced subdivisions in Southern California and Phoenix; (ii) a higher proportion of detached homes closed in Virginia and Maryland, which generally have higher selling prices than townhomes; and (iii) selling price increases in most of the Company's markets, particularly in Southern California and Colorado.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues ("Home Gross Margins") increased by 200 and 160 basis points, respectively, during the second quarter and first half of 1998, compared with the same periods in 1997. Home Gross Margins increased significantly in the second quarter and first half of 1998 in Colorado, Southern California and Arizona, largely as a result of (i) in Southern California and Colorado, selling price increases and reduced incentives offered to home buyers due to the increased demand for new homes in these markets; (ii) the favorable impact of a number of home closings in certain highly profitable subdivisions; (iii) an increased level of volume discounts received from suppliers and manufacturers in connection with certain national purchasing contracts; and (iv) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Looking forward, the Company believes that Home Gross Margins for the third and fourth quarters in 1998 will exceed margins for comparable quarters in 1997 by more than 100 basis points, as experienced by the Company in the first two quarters of 1998. Future growth in Home Gross Margins may be impacted adversely by (i) increased competition in most of the Company's markets; (ii) increases in, among other things, the costs of subcontracted labor, finished lots and building materials to the extent that market conditions prevent the recovery of increased costs through higher selling prices; and (iii) increases in carrying costs due to lengthened construction periods resulting from shortages of subcontractor labor, as discussed above. See "Forward Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes in the second quarter and first half of 1998 increased 23% and 36%, respectively, compared with the same periods in 1997, despite a decrease in the number of active subdivisions to 132 at June 30, 1998, compared with 150 at June 30, 1997. These home order increases resulted from comparatively strong home orders in all of the Company's markets except Northern California, Virginia and Maryland in response to a robust national economy marked by low unemployment, low mortgage rates, high consumer confidence and home affordability and low inventories of new homes. Second quarter 1998 home orders, compared with the same period in 1997, particularly were strong in Arizona, Colorado and Southern California, which increased 43%, 37% and 27%, respectively, due to (i) significant increases in the number of monthly home orders per active subdivision as a result of the strength of the demand for new homes in these markets; and (ii) in Arizona and Southern California, an increase in the number of active subdivisions as a result of the Company's continuing expansion in these markets.

         The increased orders for homes in the second quarter and first half of 1998 contributed to a 54% increase in the Company's homes under contract but not yet delivered ("Backlog") at June 30, 1998 to 3,325 units, compared with a Backlog of 2,159 units at June 30, 1997. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its

June 30, 1998 Backlog to close under existing sales contracts during the second half of 1998 and first quarter of 1999. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         The Company received approximately 525 orders for homes in July 1998, compared with 447 orders for July 1997. The July 1998 year-over-year increase is attributable to improved home orders in most of the Company's markets, with particular strength in Arizona and Nevada (both up over 45%), as well as Colorado (up 15%). The Company is unable to predict if higher year-over-year home orders in 1998, compared with 1997, will continue in the future. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $18,146,000 and $33,396,000, respectively, for the second quarter and first half of 1998, compared with $15,585,000 and $28,100,000, respectively, for the same periods in 1997. The increases in 1998 resulted from higher (i) marketing-related salaries, benefits and sales commissions incurred and deferred marketing costs amortized in connection with the increased number of home closings; and (ii) product advertising and other costs incurred in connection with the Company's expanded operations, particularly in Colorado and Southern California.

         General and Administrative - General and administrative expenses increased to $10,935,000 and $20,763,000, respectively, during the second quarter and first half of 1998, compared with $7,663,000 and $14,546,000, respectively, for the same periods in 1997, primarily due to (i) increased compensation costs resulting from expanded operations in each of the Company's markets except Northern California and Maryland; (ii) the write-off of due diligence costs and deposits with respect to certain proposed homebuilding projects which were not acquired; and (iii) additional costs associated with new branch offices in Southern California and design centers in Southern California and Phoenix.

     Asset Impairment Charges

         Operating results during the second quarter and first half of 1998 were reduced by asset impairment charges of $3,000,000, compared with impairment charges of $1,100,000 and $2,350,000, respectively, for the same periods in 1997, related to certain of the Company's homebuilding assets primarily in suburban Maryland. The asset impairment charges resulted from (i) the recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory;
(ii) in 1998, the write-down to fair value of certain subdivisions which have experienced slow sales and negative Home Gross Margins; and (iii) in 1997, the write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects.

         Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                June 30,    December 31,  June 30,
                                                  1998          1997        1997
                                              -----------   -----------  -----------
    Colorado................................  $    47,986   $    62,093  $    61,683
    California..............................       53,304        44,423       22,255
    Arizona.................................       27,068        32,067       36,323
    Nevada..................................       19,722        17,342       14,937
    Virginia................................       14,032        21,081       23,407
    Maryland................................       10,788        16,006       22,398
                                              -----------   -----------  -----------
         Total..............................  $   172,900   $   193,012  $   181,003
                                              ===========   ===========  ===========

    Total Lots Owned........................        8,358         9,466       10,043

    Total Lots Controlled Under Option......        6,198         5,730        5,642
                                              -----------   -----------  -----------

         Total Lots Owned and Controlled...       14,556         15,196       15,685
                                              ===========    ===========  ===========

    Total Option Deposits...................  $     8,770   $     7,545  $     5,538
                                              ===========   ===========  ===========

Financial Services Segment
--------------------------

         Operating profit from the financial services segment was $7,162,000 and $9,187,000, respectively, for the second quarter and first half of 1998, compared with $1,404,000 and $3,284,000, respectively, for the same periods in 1997. The operating profit increases in both the second quarter and the first half of 1998 primarily were due to (i) the recognition of a $4,450,000 previously deferred gain resulting from receipt of the final payments related to the September 1996 sale of the Company's asset management business; and (ii) increases of 92% and 58%, respectively, in profits from HomeAmerican's mortgage lending operations, primarily resulting from significantly higher mortgage origination volume.

         The table below summarizes the results of HomeAmerican's operations (in thousands).

                                                              Three Months                Six Months
                                                             Ended  June 30,            Ended  June 30,
                                                       -------------------------   -------------------------
                                                           1998          1997          1998          1997
                                                       -----------   -----------   -----------   -----------
       Gains on Sales of Mortgage Loans, net.......    $     2,012   $     1,177   $     4,016   $     2,492

       Operating Profits...........................    $     2,572   $     1,341   $     4,596   $     2,915

       Principal Amount of Originations and
         Purchases
          MDC home buyers..........................    $   173,205   $   124,916   $   314,329   $   232,250
          Spot.....................................         16,563         7,643        28,553        14,563
          Correspondent............................         35,997        15,164        76,674        30,607
                                                       -----------   -----------   -----------   -----------
                Total..............................    $   225,765   $   147,723   $   419,556   $   277,420
                                                       ===========   ===========   ===========   ===========
       Capture Rate................................            71%           66%           72%           67%
                                                       ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the second quarter and first half of 1998 increased, compared with the same periods in 1997, primarily due to (i) $721,000 and $1,124,000 increases, respectively, in origination fees; and (ii) $835,000 and $1,524,000 increases, respectively, in gains from sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from the increased mortgage lending activity.

         HomeAmerican's loan originations and purchases increased 53% and 51%, respectively, in the second quarter and first half of 1998, compared with the same periods in 1997. These increases primarily were due to a higher number of
(i) Company home closings; (ii) mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate"); and
(iii) loans purchased from correspondents. HomeAmerican continues to benefit from the Company's homebuilding growth, as MDC home buyers were the source of approximately 75% of the principal amount of mortgage loans originated and purchased by HomeAmerican in the second quarter and first half of 1998.

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

Other Operating Results
-----------------------

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. No interest expense was recorded in the first half of 1998, compared with $761,000 for the same period in 1997.

         Corporate and homebuilding interest incurred decreased to $5,727,000 and $11,499,000, respectively, for the second quarter and first half of 1998, compared with $6,579,000 and $13,503,000, respectively, for the same periods in 1997, primarily due to lower effective interest rates on the Company's outstanding debt.

         For a reconciliation of interest incurred, capitalized and expensed, see Note C to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $4,040,000 and $7,552,000, respectively, during the second quarter and first half of 1998, compared with $3,254,000 and $6,500,000, respectively, for the same periods in 1997. These increases primarily resulted from higher compensation expenses related to the Company's expanding operations.

         The Company has substantially completed the modification and testing of its computer systems to accurately process information which includes the Year 2000 date and beyond ("Year 2000 Compliant"). Pursuant to current accounting rules, the cost of such modification and testing has been expensed as incurred. The Company is in the process of surveying certain of its significant vendors and suppliers to determine whether they are Year 2000 Compliant. The Company has little or no control over whether its vendors and suppliers will be Year 2000 Compliant on a timely basis. The Company does not believe that the failure of its significant vendors and suppliers to be Year 2000 Compliant would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" below.

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

         MDC's overall effective income tax rates of 38.1% and 38.3%, respectively, for the second quarter and first half of 1998, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

         The Internal Revenue Service (the "IRS") currently is examining the MDC Consolidated Returns for the years 1991 through 1995 and the Richmond Homes Consolidated Return for the period ended February 2, 1994. No audit reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

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

         MDC anticipates acquiring finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1998. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and to the extent market conditions permit under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

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

Lines of Credit and Other

         Homebuilding - In June 1998, the Company modified its agreement with a group of banks for its unsecured revolving line of credit (the "Homebuilding Line"). Under the modified terms, the available borrowings have been increased to $300,000,000 from $175,000,000, and the maturity date of the agreement has been extended for two years to June 30, 2003, although, pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At June 30, 1998, $65,000,000 was borrowed and $4,849,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans normally are sold within 35 days after origination or purchase. During the first half of 1998 and 1997, HomeAmerican sold $395,152,000 and $279,000,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line is $51,000,000. At June 30, 1998, $29,729,000 was borrowed and an additional $21,271,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         Convertible Subordinated Notes - The $28,000,000 principal amount of Convertible Subordinated Notes are convertible at the option of the holders thereof into shares of MDC common stock at a conversion price of $7.75 per share. On July 31, 1998, the price of MDC's common stock closed at $20.5625 on the New York Stock Exchange. The Convertible Subordinated Notes may be called for redemption by MDC beginning on December 15, 1998.

         General - The agreements for the Company's 8 3/8% Senior Notes, Convertible Subordinated Notes and bank lines of credit include representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first six months of 1998, the Company used $37,897,000 of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit, as well as the $13,250,000 proceeds from the sale of the Company's headquarters office building and the collection of $4,450,000 in notes receivable with respect to the September 1996 sale of the Company's asset management business.

         During the first six months of 1997, the Company used $46,869,000 of cash to repurchase 838,000 shares of MDC Common Stock and $38,000,000 of 11 1/8% Senior Notes. The Company also used $22,279,000 of cash in its operating activities. The Company financed these activities primarily with internally generated funds and line of credit borrowings.


                                     OTHER
                                     -----

Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) the relative stability of debt and equity markets; (iv) competition; (v) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (vi) demographic changes; (vii) shortages and the cost of labor; (viii) weather related slowdowns; (ix) slow growth initiatives; (x) building moratoria; (xi) governmental regulation, including the interpretation of tax, labor and environmental laws; (xii) changes in consumer confidence; (xiii) required accounting changes; and (xiv) other factors over which the Company has little or no control.

                             M.D.C. HOLDINGS, INC.
                                  FORM 10-Q

                                   PART II


ITEM 1.  LEGAL PROCEEDINGS.
------   -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------

         MDC held its Annual Meeting of Shareowners (the "Meeting") on May 18, 1998. At the Meeting, (i) Larry A. Mizel and Herbert T. Buchwald were elected as Class I Directors for three-year terms, expiring in 2001; and (ii) a proposal submitted by a shareowner to provide for cumulative voting in the election of directors was not approved.


ITEM 5.  OTHER INFORMATION.
------   -----------------

         On July 24, 1998, the Company's board of directors declared a dividend of four cents per share for the quarter ended June 30, 1998, payable August 14, 1998, to shareowners of record on July 31, 1998. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

                  (a) Exhibit:

                                 4.1 Third Modification Agreement as of June 2, 1998 among Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc., Richmond

                                          American Homes of Colorado,  Inc., and
                                          Richmond Homes,  Inc. II and Bank One,
                                          Arizona, NA, as Agent.

                                 4.2 Form of Promissory Note of Richmond American Homes of California, Inc.,
                                          Richmond  American  Homes of Maryland,
                                          Inc.,   Richmond   American  Homes  of
                                          Nevada,  Inc., Richmond American Homes
                                          of Virginia,  Inc.,  Richmond American
                                          Homes of Arizona,  Inc.,  and Richmond
                                          American  Homes of  Colorado,  Inc. as
                                          Makers dated June 2, 1998.

                                 4.3 Second Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan.

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

Date:    August 4, 1998                      M.D.C. HOLDINGS, INC.
         --------------                     (Registrant)



                                             By:   /s/ Paris G. Reece III
                                                  ------------------------
                                                  Paris G. Reece III,
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer