Form 10-Q
period 1998-09-30
MDC HOLDINGS INC
filed 1998-11-06
CIK 773141

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

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                 As of November 2, 1998, 18,344,000 shares of M.D.C. Holdings, Inc. Common Stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 1998
                          (Unaudited) and December 31, 1997..............  1

                         Statements of Income (Unaudited) for the three
                          and nine months ended September 30, 1998 and
                          1997...........................................  3

                         Statements of Cash Flows (Unaudited) for the
                          nine months ended September 30, 1998 and 1997..  4

                         Notes to Financial Statements (Unaudited)......   5

               Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations....................................   9

Part II.       Other Information:

               Item 1.   Legal Proceedings..............................  19

               Item 4.   Submission of Matters to a Vote of Shareowners.  19

               Item 5.   Other Information..............................  19

               Item 6.   Exhibits and Reports on Form 8-K...............  19

                                          (i)

                                 M.D.C. HOLDINGS, INC.
                       Condensed Consolidated Balance Sheets
                                     (In thousands)

                                                                                  September 30, December 31,
                                                                                      1998          1997
                                                                                 ------------   -----------
ASSETS                                                                             (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $      802    $     7,110
   Property and equipment, net.................................................        1,999          9,709
   Deferred income taxes.......................................................       15,875         12,276
   Deferred debt issue costs, net..............................................        3,683          6,851
   Other assets, net...........................................................        6,373          2,944
                                                                                  ----------    -----------
                                                                                      28,732         38,890

Homebuilding
   Cash and cash equivalents...................................................        8,097          3,867
   Home sales and other accounts receivable....................................       20,366          7,559
   Investments and marketable securities, net..................................          392          1,392
   Inventories, net
     Housing completed or under construction...................................      325,184        249,928
     Land and land under development...........................................      190,053        193,012
   Prepaid expenses and other assets, net......................................       56,960         55,788
                                                                                  ----------    -----------
                                                                                     601,052        511,546

Financial Services
   Cash and cash equivalents...................................................          331            701
   Mortgage loans held in inventory, net.......................................       90,687         65,256
   Other assets, net...........................................................        7,187          5,377
                                                                                  ----------    -----------
                                                                                      98,205         71,334

         Total Assets..........................................................   $  727,989    $   621,770
                                                                                  ==========    ===========
              See notes to condensed consolidated financial statements.
                                          -1-


                                  M.D.C. HOLDINGS, INC.
                         Condensed Consolidated Balance Sheets
                         (In thousands, except share amounts)

                                                                                  September 30, December 31,
                                                                                      1998          1997
                                                                                  -----------   -----------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    26,188   $    14,288
   Income taxes payable........................................................       13,561        11,806
   Note payable................................................................          - -         3,432
   Senior notes, net...........................................................      174,328       150,354
   Subordinated notes, net.....................................................       28,000        38,229
                                                                                 -----------   -----------
                                                                                     242,077       218,109
Homebuilding
   Accounts payable and accrued expenses.......................................      123,266       105,485
   Line of credit..............................................................       61,453        20,766
   Notes payable...............................................................          574         9,676
                                                                                 -----------   -----------
                                                                                     185,293       135,927
Financial Services
   Accounts payable and accrued expenses.......................................       16,482        12,047
   Line of credit..............................................................       32,378        26,094
                                                                                 -----------   -----------
                                                                                      48,860        38,141
         Total Liabilities.....................................................      476,230       392,177
                                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..
                                                                                         - -           - -
   Common Stock, $.01 par value;  100,000,000 shares authorized;  24,120,000 and
     23,691,000 shares issued, respectively, at September 30, 1998 and
     December 31, 1997.........................................................          241           237
   Additional paid-in capital..................................................      146,060       142,429
   Retained earnings...........................................................      143,357       125,613
   Accumulated comprehensive income............................................        1,485           881
                                                                                 -----------   -----------
                                                                                     291,143       269,160
   Less treasury stock, at cost; 5,876,000 and 5,903,000 shares, respectively,
     at September 30, 1998 and December 31, 1997...............................      (39,384)      (39,567)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      251,759       229,593
                                                                                 -----------   -----------

         Total Liabilities and Stockholders' Equity............................  $   727,989   $   621,770
                                                                                 ===========   ===========

              See notes to condensed consolidated financial statements.
                                          -2-

                                  M.D.C. HOLDINGS, INC.
                     Condensed Consolidated Statements of Income
                      (In thousands, except per share amounts)
                                      (Unaudited)


                                                                   Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                 1998          1997          1998          1997
                                                             -----------   -----------   -----------   -----------
REVENUES
   Homebuilding.........................................     $   325,269   $   261,057   $   857,286   $   683,748
   Financial Services...................................           6,279         5,337        21,099        13,017
   Corporate............................................              87           224           630           957
                                                             -----------   -----------   -----------   -----------
       Total Revenues...................................         331,635       266,618       879,015       697,722
                                                             -----------   -----------   -----------   -----------

COSTS AND EXPENSES

   Homebuilding.........................................         300,000       250,826       800,966       656,224
   Financial Services...................................           3,069         2,304         8,702         6,700
   Corporate general and administrative.................           5,310         1,694        12,862         8,194
   Corporate and homebuilding interest..................             - -           - -           - -           761
                                                             -----------   -----------   -----------   -----------
       Total Expenses...................................         308,379       254,824       822,530       671,879
                                                             -----------   -----------   -----------   -----------

Income before income taxes and extraordinary item......
                                                                  23,256        11,794        56,485        25,843
Provision for income taxes..............................          (8,999)       (4,492)      (21,719)       (9,821)
                                                             -----------   -----------   -----------   -----------
Income before extraordinary item........................          14,257         7,302        34,766        16,022
Extraordinary loss from early extinguishments of debt,
   net of income tax benefit of $9,587 for 1998 and
   $1,336 for 1997.......................................            - -           - -       (15,314)       (2,179)
                                                             -----------   -----------   -----------   -----------
NET INCOME..............................................     $    14,257   $     7,302   $    19,452   $    13,843

Unrealized holding gains (losses) on securities arising
   during the period, net...............................            (791)          467           604           804
                                                             -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME....................................     $    13,466   $     7,769   $    20,056   $    14,647
                                                             ===========   ===========   ===========   ===========

EARNINGS PER SHARE

   Basic
       Income before extraordinary item.................     $       .78   $       .42   $      1.92   $       .91
                                                             ===========   ===========   ===========   ===========

       Net Income.......................................     $       .78   $       .42   $      1.07   $       .78
                                                             ===========   ===========   ===========   ===========

   Diluted
       Income before extraordinary item.................     $       .65   $       .35   $      1.59   $       .79
                                                             ===========   ===========   ===========   ===========

       Net Income.......................................     $       .65   $       .35   $       .91   $       .69
                                                             ===========   ===========   ===========   ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic................................................          18,205        17,569        18,111        17,641
                                                             ===========   ===========   ===========   ===========

   Diluted..............................................          22,673        21,779        22,598        21,849
                                                             ===========   ===========   ===========   ===========

DIVIDENDS PER SHARE.....................................     $       .04   $       .03   $       .11   $       .09
                                                             ===========   ===========   ===========   ===========

              See notes to condensed consolidated financial statements.
                                          -3-

                                 M.D.C. HOLDINGS, INC.
                    Condensed Consolidated Statements of Cash Flows
                                     (In thousands)
                                       (Unaudited)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                             1998          1997
                                                                         -----------   -----------
OPERATING ACTIVITIES
 Net Income..........................................................    $    19,452   $    13,843
 Adjustments To Reconcile Net Income To Net Cash Used In Operating
   Activities:
      Loss from the early extinguishments of debt....................         24,901         3,515
      Depreciation and amortization..................................         14,602        10,588
      Homebuilding asset impairment charges..........................          4,500         5,850
      Deferred income taxes..........................................         (3,599)         (319)
      Gains on sales of mortgage-related assets......................         (4,509)           20
      Net changes in assets and liabilities
         Home sales and other accounts receivable....................        (12,807)       (5,645)
         Homebuilding inventories....................................        (77,058)      (13,658)
         Prepaid expenses and other assets...........................        (15,617)       (6,355)
         Mortgage loans held in inventory............................        (25,431)      (13,933)
         Accounts payable and income taxes payable...................         33,383         4,839
      Other, net.....................................................         (2,067)       (2,679)
                                                                         -----------   -----------
Net Cash Used In Operating Activities................................        (44,250)       (3,934)
                                                                         -----------   -----------
INVESTING ACTIVITIES
Net Proceeds from Sale of Office Building............................         13,250           - -
Net Proceeds From Mortgage-Related Assets and Liabilities............          4,636         1,587
Other, net...........................................................         (1,952)          278
                                                                         -----------   -----------
Net Cash Provided By Investing Activities............................         15,934         1,865
                                                                         -----------   -----------
FINANCING ACTIVITIES
Lines of Credit
     Advances........................................................        895,684       767,875
     Principal payments..............................................       (849,601)     (716,132)
Notes Payable
     Borrowings......................................................            574           144
     Principal payments..............................................        (13,108)         (178)
Senior Notes
      Proceeds from issuance.........................................        171,541           - -
      Repurchase and defeasance......................................       (152,000)      (38,000)
      Premium on repurchase and defeasance...........................        (17,592)       (1,520)
Retirement of Subordinated Notes.....................................        (10,230)          - -
Stock Repurchases....................................................            - -        (7,349)
Dividend Payments....................................................         (1,988)       (1,599)
Other, net...........................................................          2,588         1,209
                                                                         -----------   -----------
Net Cash Provided By Financing Activities............................         25,868         4,450
                                                                         -----------   -----------
Net Increase (Decrease) In Cash and Cash Equivalents.................         (2,448)        2,381
Cash and Cash Equivalents
     Beginning of Period.............................................         11,678        11,304
                                                                         -----------   -----------
     End of Period...................................................    $     9,230   $    13,685
                                                                         ===========   ===========

              See notes to condensed consolidated financial statements.
                                          -4-

                                  M.D.C. HOLDINGS, INC.
                 Notes to Condensed Consolidated Financial Statements
                                       (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1998 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

         Certain   reclassifications  have  been  made  in  the  1997  financial statements to conform to the classifications used in the current year.


B.    Corporate and Homebuilding Interest Activity (in thousands)


                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1998          1997             1998           1997
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    33,316    $    40,659     $    37,991     $    40,745

         Interest incurred.......................           5,408          6,689          16,907          20,192

         Interest expensed.......................             - -            - -             - -            (761)

         Previously capitalized interest included
            in cost of sales.....................          (8,503)        (7,529)        (24,677)        (20,357)
                                                      -----------    -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, end of period.............     $    30,221    $    39,819     $    30,221     $    39,819
                                                      ===========    ===========     ===========     ===========


C.    Stockholders' Equity

         On February 26, 1997, the Company repurchased 838,000 shares of MDC common stock at $8.77 per share, including commissions, completing a program authorized by the MDC Board of Directors in October 1996 to repurchase up to 1,000,000 shares of MDC common stock.

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1998          1997             1998           1997
                                                      -----------    -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   322,337    $   259,720     $   846,852     $   676,674
              Land sales.........................           2,421          1,011           9,224           6,256
              Other revenues.....................             511            326           1,210             818
                                                      -----------    -----------     -----------     -----------

                                                          325,269        261,057         857,286         683,748
                                                      -----------    -----------     -----------     -----------

              Home cost of sales.................         265,927        221,912         705,449         577,859
              Land cost of sales.................           1,572            744           5,857           5,199
              Asset impairment charges...........           1,500          3,500           4,500           5,850
              Marketing..........................          19,384         16,367          52,780          44,467
              General and administrative.........          11,617          8,303          32,380          22,849
                                                      -----------    -----------     -----------     -----------

                                                          300,000        250,826         800,966         656,224
                                                      -----------    -----------     -----------     -----------

                  Homebuilding Operating Profit..          25,269         10,231          56,320          27,524
                                                      -----------    -----------     -----------     -----------

         Financial Services
            Mortgage Lending Revenues
              Interest revenues..................     $       597    $       465     $     1,630     $     1,411
              Origination fees...................           2,568          1,795           6,708           4,811
              Gains on sales of mortgage servicing            742          1,009           1,669           1,560
              Gains on sales of mortgage  loans,
                net..............................           2,277          1,876           6,293           4,368
              Mortgage servicing and other.......              95            140             197             419
            Asset Management Revenues............             - -             52           4,602             448
                                                      -----------    -----------     -----------     -----------
                                                            6,279          5,337          21,099          13,017
            General and Administrative Expenses..           3,069          2,304           8,702           6,700
                                                      -----------    -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           3,210          3,033          12,397           6,317
                                                      -----------    -----------     -----------     -----------

          Total Operating Profit.................          28,479         13,264          68,717          33,841
                                                      -----------    -----------     -----------     -----------

         Corporate
              Interest and other revenues........              87            224             630             957
              Interest expense...................             - -            - -             - -            (761)
              General and administrative.........          (5,310)        (1,694)        (12,862)         (8,194)
                                                      -----------    -----------     -----------     -----------
                  Net Corporate Expenses.........          (5,223)        (1,470)        (12,232)         (7,998)
                                                      -----------    -----------     -----------     -----------

         Income Before Income Taxes and
            Extraordinary Item...................     $    23,256    $    11,794     $    56,485     $    25,843
                                                      ===========    ===========     ===========     ===========

E.    Earnings Per Share

         The computation of diluted earnings per share takes into account the effect of dilutive stock options and assumes the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the 8 3/4% convertible subordinated notes (the "Convertible Subordinated Notes") at a conversion price of $7.75 per share of MDC common stock. On November 4, 1998, the price of MDC's common stock closed at $19.8125 on the New York Stock Exchange. The Company has called the Convertible Subordinated Notes for redemption on December 16, 1998. The Convertible Subordinated Notes may be converted on or before December 14, 1998. Pursuant to the Convertible Subordinated Notes Indenture, unless previously converted, the Convertible Subordinated Notes will be redeemed by the Company at 105% of the principal amount of the Notes, plus accrued interest through the date of redemption.

                                                                     Three Months                 Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                   1998          1997          1998          1997
                                                                -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item.................   $    14,257   $     7,302   $    34,766   $    16,022
            Extraordinary loss, net of taxes.................           - -           - -       (15,314)       (2,179)
                                                                -----------   -----------   -----------   -----------
                 Net Income..................................   $    14,257   $     7,302   $    19,452   $    13,843
                                                                ===========   ===========   ===========   ===========

            Weighted-Average Shares Outstanding..............        18,205        17,569        18,111        17,641
                                                                ===========   ===========   ===========   ===========

            Per Share Amounts
                 Income before extraordinary item............   $       .78   $       .42   $      1.92   $       .91
                                                                ===========   ===========   ===========   ===========
                 Net Income..................................   $       .78   $       .42   $      1.07   $       .78
                                                                ===========   ===========   ===========   ===========

          Diluted Earnings Per Share
            Income before extraordinary item.................   $    14,257   $     7,302   $    34,766   $    16,022
            Conversion of Convertible Subordinated Notes.....           392           394         1,175         1,181
                                                                -----------   -----------   -----------   -----------
            Adjusted income before extraordinary item........        14,649         7,696        35,941        17,203
            Extraordinary loss, net of taxes.................           - -           - -       (15,314)       (2,179)
                                                                -----------   -----------   -----------   -----------
                 Adjusted Net Income.........................   $    14,649   $     7,696   $    20,627   $    15,024
                                                                ===========   ===========   ===========   ===========

            Weighted-Average Shares Outstanding..............        18,205        17,569        18,111        17,641
            Stock Options, net...............................           855           597           874           595
            Conversion of Convertible Subordinated Notes.....         3,613         3,613         3,613         3,613
                                                                -----------   -----------   -----------   -----------
                 Diluted Weighted-Average Shares Outstanding.        22,673        21,779        22,598        21,849
                                                                ===========   ===========   ===========   ===========

            Per Share Amounts
                 Income before extraordinary item............   $       .65   $       .35   $      1.59   $       .79
                                                                ===========   ===========   ===========   ===========
                 Net Income..................................   $       .65   $       .35   $       .91   $       .69
                                                                ===========   ===========   ===========   ===========

F.    Extraordinary Item

         On January 28, 1998, the Company sold $175,000,000 principal amount of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes") at an issue price of 99.598%. The Company used the proceeds of the sale of the 8 3/8% Senior Notes to repurchase $61,181,000 principal amount of MDC's 11 1/8% Senior Notes due 2003 (the "11 1/8% Senior Notes"), to defease the remaining $90,819,000 principal amount of 11 1/8% Senior Notes outstanding and for general corporate purposes. The repurchase and subsequent cancellation and defeasance of the 11 1/8% Senior Notes resulted in an extraordinary charge to income (including the recognition of unamortized debt discount and write-off of deferred debt issue costs) of $15,314,000, net of an income tax benefit of $9,587,000, in the first nine months of 1998.

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


G.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                Nine Months
                                                                            Ended September 30,
                                                                            1998          1997
                                                                      ------------    -----------
  Cash paid during the period for:
      Interest, net of amounts capitalized.......................     $       - -     $       - -
      Income taxes...............................................     $    13,234     $     8,678


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


                               RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                 Nine Months
                                                          Ended September 30,         Ended September 30,
                                                          1998          1997          1998          1997
                                                      -----------   -----------   -----------   -----------

      Revenues....................................    $   331,635   $   266,618   $   879,015   $   697,722

      Income before income taxes and extraordinary
        item......................................    $    23,256   $    11,794   $    56,485   $    25,843

      Income before extraordinary item............    $    14,257   $     7,302   $    34,766   $    16,022

      Net Income..................................    $    14,257   $     7,302   $    19,452   $    13,843

      Earnings Per Share:
         Basic
           Income before extraordinary item.......    $       .78   $       .42   $      1.92   $       .91
           Net Income.............................    $       .78   $       .42   $      1.07   $       .78

         Diluted
           Income before extraordinary item.......    $       .65   $       .35   $      1.59   $       .79
           Net Income.............................    $       .65   $       .35   $       .91   $       .69


         Revenues for the third quarter and first nine months of 1998 increased 24% and 26%, respectively, compared with the same periods in 1997, primarily due to (i) higher home sales revenues resulting from increases in home closings and average selling prices per home closed; and (ii) increased revenues from the Company's financial services segment, as discussed below.

         Income before income taxes and extraordinary item increased in the third quarter and first nine months of 1998, compared with the same periods in 1997. These increases primarily were a result of higher operating profits from
(i) the Company's homebuilding segment, due to increased home closings, higher average selling prices per home closed and increased Home Gross Margins (as hereinafter defined); and (ii) the Company's financial services segment, primarily due to increased mortgage lending profits and, for the nine month period, a $4,450,000 gain resulting from receipt of the final payments, in the second quarter of 1998, related to the September 1996 sale of the Company's asset management business.

         Net income for the first nine months of 1998 included an extraordinary after-tax loss of $15,314,000, or $.68 per share, recognized in connection with the January 1998 refinancing of MDC's senior debt. The 1997 first nine-month net income included an extraordinary after-tax loss of $2,179,000, or $.10 per share, from the repurchase of $38 million of the then outstanding 11 1/8% Senior Notes.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                               Three Months                 Nine Months
                                                            Ended September 30,          Ended September 30,
                                                           1998           1997           1998           1997
                                                       -----------    -----------    -----------    -----------

       Home Sales Revenues.........................    $   322,337    $   259,720    $   846,852    $   676,674
       Operating Profits...........................    $    25,269    $    10,231    $    56,320    $    27,524
       Average Selling Price Per Home   Closed.....    $     195.5    $     180.9    $     189.0    $     178.4
       Home Gross Margins..........................          17.5%          14.6%          16.7%          14.6%

       Orders For Homes, net (units)
              Colorado.............................            603            490          2,200          1,565
              California...........................            238            257            858            750
              Arizona..............................            445            349          1,396            964
              Nevada...............................            156            116            461            346
              Virginia.............................            124             96            551            464
              Maryland.............................             84             62            309            310
                                                       -----------    -----------    -----------    -----------

                   Total...........................          1,650          1,370          5,775          4,399
                                                       ===========    ===========    ===========    ===========

       Homes Closed (units)
              Colorado.............................            588            469          1,699          1,259
              California...........................            274            229            649            602
              Arizona..............................            428            314          1,119            824
              Nevada...............................            111            122            307            301
              Virginia.............................            156            170            441            472
              Maryland.............................             92            132            266            334
                                                       -----------    -----------    -----------    -----------

                   Total...........................          1,649          1,436          4,481          3,792
                                                       ===========    ===========    ===========    ===========

                                                      September 30,   December 31,  September 30,
                                                           1998           1997           1997
                                                       -----------   ------------    -----------
       Backlog (units)
              Colorado.............................          1,381            880            882
              California...........................            479            270            308
              Arizona..............................            670            393            371
              Nevada...............................            249             95            143
              Virginia.............................            321            211            195
              Maryland.............................            226            183            194
                                                       -----------    -----------    -----------

                   Total...........................          3,326          2,032          2,093
                                                       ===========    ===========    ===========

                   Estimated Sales Value...........    $   650,000    $   380,000    $   382,000
                                                       ===========    ===========    ===========

       Active Subdivisions
              Colorado.............................             46             48             45
              California...........................             19             12             13
              Arizona..............................             26             29             30
              Nevada...............................             11              6              8
              Virginia.............................             21             23             26
              Maryland.............................             14             19             23
                                                       -----------    -----------    -----------
                   Total...........................            137            137            145
                                                       ===========    ===========    ===========

         Home Sales Revenues and Homes Closed - Home sales revenues in the third quarter and first nine months of 1998 represented the highest levels for comparable periods in the Company's history and were 24% and 25% higher, respectively, than home sales revenues for the same periods in 1997. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Home closings increased 15% and 18%, respectively, in the third quarter and first nine months of 1998, compared with the same periods in 1997. These increases primarily were due to higher home closings in Colorado (increases of 25% and 35%, respectively), Arizona (increases of 36%) and Southern California (increases of 32% and 19%, respectively), as a result of the strong demand for homes in these markets, substantially higher Backlog (as hereinafter defined) levels throughout the first nine months of 1998, compared with the same period in 1997, and in Southern California, a 50% increase in the number of active subdivisions as of September 30, 1998, compared with September 30, 1997. Home closings decreased in the third quarter and first nine months of 1998, compared with the same periods in 1997, in (i) Virginia and Maryland, primarily due to decreases in the number of active subdivisions in these markets in connection with the Company's strategy to eliminate lower-margin subdivisions and redeploy capital to more profitable projects within and outside these markets; and (ii) Northern California, because the Company exited the Sacramento market and its new subdivisions in the San Francisco Bay area are not yet active.

         While the Company anticipates that it will close more homes in the fourth quarter of 1998 than in the fourth quarter of 1997, the 1998 fourth quarter home closings should represent a lower percentage of September 30 Backlog, compared with 1997, due to a number of factors. These factors include
(i) the Company's strategy to reduce the number of unsold homes under construction, which declined 33% at September 30, 1998 compared with September 30, 1997; (ii) a substantially greater number of homes in Backlog which were not started as of September 30, 1998 compared with September 30, 1997; and

(iii) shortages of subcontractor labor in most of the Company's markets, which have delayed the development of lots and extended the construction period for a number of homes in these markets. See "Forward-Looking Statements" below.

         Average Selling Price Per Home Closed - The increases in the average selling prices per home closed of $14,600 and $10,600, respectively, in the third quarter and first nine months of 1998, compared with the same periods in 1997, reflect the impact of (i) a greater number of homes closed in relatively higher-priced subdivisions in Southern California, Phoenix and Nevada; (ii) a higher proportion of detached homes closed in Virginia and Maryland, which generally have higher selling prices than townhomes; and (iii) selling price increases in most of the Company's markets, particularly in Southern California and Colorado.

         Home Gross Margins - Gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and selling incentives) as a percent of home sales revenues ("Home Gross Margins") increased by 290 and 210 basis points, respectively, to 17.5% and 16.7% during the third quarter and first nine months of 1998, compared with 14.6% for the same periods in 1997. Home Gross Margins increased significantly in the third quarter and first nine months of 1998 in Colorado, Virginia and Arizona, largely as a result of (i) in Colorado, selling price increases and reduced incentives offered to home buyers due to the increased demand for new homes in this market; (ii) in Colorado and Arizona, the favorable impact of a number of home closings in several highly profitable subdivisions; (iii) a decrease in the cost of certain raw materials from suppliers and manufacturers pursuant to national purchasing contracts; and (iv) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Looking forward, the Company believes that Home Gross Margins for the fourth quarter of 1998 will exceed margins for the fourth quarter in 1997 by more than 200 basis points. Future growth in Home Gross Margins may be impacted adversely by (i) increased competition in most of the Company's markets; (ii) increases in, among other things, the costs of subcontracted labor, finished lots and building materials to the extent that market conditions prevent the recovery of increased costs through higher selling prices; and (iii) increases in carrying costs due to lengthened construction periods resulting from shortages of subcontractor labor, as discussed above. See "Forward Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes in the third quarter and first nine months of 1998 increased 20% and 31%, respectively, compared with the same periods in 1997, despite a decrease in the number of active subdivisions to 137 at September 30, 1998 from 145 at September 30, 1997. These home order increases resulted from comparatively strong home orders in all of the Company's markets except Northern California and Maryland in response to a robust national economy marked by low unemployment, low mortgage rates, high consumer confidence and home affordability and low inventories of new homes. Third quarter 1998 home orders particularly were strong in Phoenix, Nevada, Virginia and Colorado, which increased 37%, 34%, 29% and 23%, respectively, compared with the same period in 1997, due to the strength of the demand for new homes in these markets.

         The increased orders for homes in the third quarter and first nine months of 1998 contributed to a 59% increase in the Company's homes under contract but not yet delivered ("Backlog") at September 30, 1998 to 3,326 units, compared with a Backlog of 2,093 units at September 30, 1997. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its September 30, 1998 Backlog to close under existing sales contracts during the fourth quarter of 1998 and first half of 1999. The remaining 30% of the homes in Backlog are not expected to close due to cancellations. See "Forward-Looking Statements" below.

         The Company received approximately 570 orders for homes in October 1998, compared with 511 orders in October 1997. The October 1998 year-over-year increase is attributable to improved home orders in most of the Company's markets, with particular strength in Colorado (up 40%) and Phoenix (up 34%), partially offset by decreased orders in Southern California and Maryland.

         Marketing - Marketing expenses (which include, among other things, amortization of deferred marketing, model home expenses and sales commissions) totalled $19,384,000 and $52,780,000, respectively, for the third quarter and first nine months of 1998, compared with $16,367,000 and $44,467,000, respectively, for the same periods in 1997. The increases in 1998 primarily were volume related, resulting from higher (i) marketing-related salaries, benefits and sales commissions incurred and deferred marketing costs amortized in connection with the increased number of home closings; and (ii) product advertising and other costs incurred in connection with the Company's expanded operations, particularly in Colorado and Southern California. As a result, these expenses actually declined as a percentage of home sales revenues to 6.0% and 6.2%, respectively, for the third quarter and first nine months of 1998, compared with 6.3% and 6.6%, respectively, for the same periods in 1997.

         General and Administrative - General and administrative expenses were $11,617,000 and $32,380,000, respectively, during the third quarter and first nine months of 1998, compared with $8,303,000 and $22,849,000, respectively, for the same periods in 1997, primarily due to (i) increased compensation costs resulting from expanded operations in each of the Company's markets except Northern California and Maryland; (ii) the write-off of due diligence costs and deposits with respect to certain proposed homebuilding projects which were not acquired; and (iii) additional costs associated with new branch offices in Southern California and design centers in Southern California and Phoenix.

     Asset Impairment Charges

         Operating results during the third quarter and first nine months of 1998 were reduced by asset impairment charges of $1,500,000 and $4,500,000, respectively, compared with impairment charges of $3,500,000 and $5,850,000, respectively, for the same periods in 1997, related to certain of the Company's homebuilding assets primarily in suburban Maryland. The asset impairment charges resulted from the (i) recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (ii) write-down to fair value of certain subdivisions which have experienced slow sales and negative Home Gross Margins; and (iii) write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements and total option deposits (dollars in thousands).

                                             September 30,  December 31, September 30,
                                                  1998          1997        1997
                                              -----------   -----------  -----------

    Colorado................................  $    49,678   $    62,093  $    58,968
    California..............................       70,334        44,423       28,333
    Arizona.................................       26,480        32,067       35,768
    Nevada..................................       24,216        17,342       15,710
    Virginia................................       12,346        21,081       22,866
    Maryland................................        6,999        16,006       17,551
                                              -----------   -----------  -----------
         Total..............................  $   190,053   $   193,012  $   179,196
                                              ===========   ===========  ===========

    Total Lots Owned........................        8,896         9,466        9,725
    Total Lots Controlled Under Option......        7,082         5,730        5,249
                                              -----------   -----------  -----------

         Total Lots Owned and Controlled...       15,978         15,196       14,974
                                             ===========    ===========  ===========

    Total Option Deposits...................  $    10,999   $     7,545  $     6,802
                                              ===========   ===========  ===========

Financial Services Segment

         Operating profit from the financial services segment was $3,210,000 and $12,397,000, respectively, for the third quarter and first nine months of 1998, compared with $3,033,000 and $6,317,000, respectively, for the same periods in 1997. The operating profit increase in the first nine months of 1998 primarily was due to (i) the recognition of a $4,450,000 previously deferred gain resulting from receipt, in the second quarter of 1998, of the final payments related to the September 1996 sale of the Company's asset management business; and (ii) a 32% increase in mortgage lending profits primarily resulting from significantly higher mortgage origination volume.

         The table below summarizes the results of HomeAmerican's operations (in thousands).

                                                              Three Months                Nine Months
                                                          Ended  September 30,        Ended  September 30,
                                                           1998          1997          1998          1997
                                                       -----------   -----------   -----------   -----------
       Gains on Sales of Mortgage Loans, net.......    $     2,277   $     1,876   $     6,293   $     4,368

       Operating Profits...........................    $     3,210   $     2,988   $     7,807   $     5,903

       Principal Amount of Originations and
         Purchases
            MDC home buyers........................    $   184,715   $   145,074   $   499,044   $   377,325
            Spot...................................         10,267         9,516        38,820        24,078
            Correspondent..........................         29,142        19,898       105,816        50,504
                                                       -----------   -----------   -----------   -----------

                Total..............................    $   224,124   $   174,488   $   643,680   $   451,907
                                                       ===========   ===========   ===========   ===========

       Capture Rate................................            69%           68%           71%           68%
                                                       ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the third quarter and first nine months of 1998 increased, compared with the same periods in 1997, primarily due to (i) $774,000 and $1,897,000 increases, respectively, in origination fees; and
(ii) $401,000 and $1,925,000 increases, respectively, in gains from sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage lending activity.

         The principal amount of HomeAmerican's loan originations and purchases increased 28% and 42%, respectively, in the third quarter and first nine months of 1998, compared with the same periods in 1997. These increases primarily were due to more (i) Company home closings; (ii) mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate"); and (iii) loans purchased from correspondents. HomeAmerican continues to benefit from the Company's homebuilding growth, as MDC home buyers were the source of approximately 82% and 78%, respectively, of the principal amount of mortgage loans originated and purchased by HomeAmerican in the third quarter and first nine months of 1998.

         Forward Sales Commitments - HomeAmerican's operations are affected by, among other things, changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on the fixed-rate mortgage loans owned and the rate-locked mortgage loans in the pipeline. Such contracts are the only significant financial derivative instrument utilized by MDC.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. No interest expense was recorded in the first nine months of 1998, compared with $761,000 for the same period in 1997.

         Corporate and homebuilding interest incurred decreased to $5,408,000 and $16,907,000, respectively, for the third quarter and first nine months of 1998, compared with $6,689,000 and $20,192,000, respectively, for the same periods in 1997, primarily due to lower effective interest rates on the Company's outstanding debt.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $5,310,000 and $12,862,000, respectively, during the third quarter and first nine months of 1998, compared with $1,694,000 and $8,194,000, respectively, for the same periods in 1997. These increases primarily resulted from (i) higher compensation expenses related to the
Company's higher profitability and expanding operations; and (ii) the recognition in the third quarter of 1997 of a $2,032,000 offset to legal expenses for insurance recoveries received during that period and the reversal of insurance-related reserves no longer required.

         The Company has substantially completed the modification and testing of its computer systems and non-computer systems to accurately process information which includes the Year 2000 date and beyond ("Year 2000 Compliant"). Pursuant to current accounting rules, the cost of such modification and testing has been expensed as incurred. The Company is in the process of surveying certain of its significant vendors and suppliers to determine whether they are Year 2000 Compliant. The Company has little or no control over whether its vendors and suppliers will be Year 2000 Compliant on a timely basis. The Company does not believe that the failure of its significant vendors and suppliers to be Year 2000 Compliant would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" below.

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

         MDC's overall effective income tax rates of 38.7% and 38.5%, respectively, for the third quarter and first nine months of 1998, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

         The Internal Revenue Service (the "IRS") has completed its examinations of the MDC Consolidated Returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company currently is protesting certain of these proposed adjustments through the IRS appeals process. In the opinion of management, adequate provision has been made for additional income taxes and interest which may arise as a result of the proposed adjustments.

         The IRS currently is examining the MDC Consolidated Returns for the years 1996 and 1997 and the Richmond Homes Consolidated Return for the period ended February 2, 1994. No audit reports have been issued by the IRS in connection with these examinations. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may result from these examinations; however, it is reasonably possible that the ultimate resolution could result in amounts which differ materially in the near term from amounts provided.

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

Capital Resources

         The Company's capital structure is a combination of (i) permanent financing, represented by stockholders' equity; (ii) long-term financing, represented by publicly traded 8 3/8% Senior Notes due in 2008; and (iii) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         MDC anticipates acquiring finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1998 and in 1999. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and, to the extent market conditions permit, under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

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

Lines of Credit and Other

         Homebuilding - In June 1998, the Company modified its agreement with a group of banks for its unsecured revolving line of credit (the "Homebuilding Line"). Under the modified terms, the available borrowings increased to $300,000,000 from $175,000,000, and the maturity date of the agreement was extended for two years to June 30, 2003, although, pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At September 30, 1998, $61,453,000 was borrowed and $6,989,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line") to provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis. HomeAmerican's mortgage loans generally are sold within 35 days after origination or purchase. During the first nine months of 1998 and 1997, HomeAmerican sold $617,122,000 and $438,400,000 principal amount, respectively, of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line is $51,000,000. At September 30, 1998, $32,378,000 was borrowed and an additional $18,622,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         Convertible Subordinated Notes - The Company has notified the holders of the $28,000,000 principal amount of Convertible Subordinated Notes that it will redeem the Convertible Subordinated Notes on December 16, 1998. Pursuant to the Convertible Subordinated Notes Indenture, unless previously converted, the Convertible Subordinated Notes will be redeemed by the Company at 105% of the principal amount of the Notes, plus accrued interest through the date of redemption. The Convertible Subordinated Notes may be converted on or before December 14, 1998, at the option of the holders thereof, into shares of MDC common stock at a conversion price of $7.75 per share. On November 4, 1998, the price of MDC's common stock closed at $19.8125 on the New York Stock Exchange.

         General - The agreements for the Company's 8 3/8% Senior Notes, Convertible Subordinated Notes and bank lines of credit include representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants.

Consolidated Cash Flow

         During the first nine months of 1998, the Company used $44,250,000 of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit, as well as $13,250,000 in proceeds from the sale of the Company's headquarters office building and the collection of $4,450,000 in notes receivable with respect to the September 1996 sale of the Company's asset management business.

         During the first nine months of 1997, the Company used $46,869,000 of cash to repurchase 838,000 shares of MDC common stock and $38,000,000 of Senior Notes. The Company also used $3,934,000 of cash in its operating activities. The Company financed these activities primarily with internally generated funds and line of credit borrowings.


                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (i) general economic and business conditions; (ii) interest rate changes; (iii) the relative stability of debt and equity markets; (iv) competition; (v) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (vi) demographic changes; (vii) shortages and the cost of labor; (viii) weather-related slowdowns; (ix) slow growth initiatives; (x) building moratoria; (xi) governmental regulation, including the interpretation of tax, labor and environmental laws; (xii) changes in consumer confidence; (xiii) required accounting changes; and (xiv) other factors over which the Company has little or no control.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS


         No matters were submitted to shareowners during the third quarter of 1998.


ITEM 5.  OTHER INFORMATION


         On October 28, 1998, the Company's board of directors declared a dividend of four cents per share for the quarter ended September 30, 1998, payable November 20, 1998, to shareowners of record on November 9, 1998. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibit:

                                 10.1     Consulting  agreement  between the
                                          Company  and Gilbert  Goldstein,  P.C.
                                          effective as of October 1, 1998.

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


Date:  November 5, 1998                      M.D.C. HOLDINGS, INC.
       ----------------                     (Registrant)

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