Form 10-K
period 1998-12-31
MDC HOLDINGS INC
filed 1999-03-09
CIK 773141

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM           TO
                                                ----------    ----------

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

                               (303) 773-1100
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------                -----------------------------------------
      COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE/THE PACIFIC STOCK EXCHANGE
 8 3/8% SENIOR NOTES DUE FEBRUARY 2008      NEW YORK STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                                  ---   ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

         AS OF FEBRUARY 22, 1999, 22,061,000 SHARES OF M.D.C. HOLDINGS, INC. COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES (BASED UPON THE CLOSING PRICE ON THAT DATE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE, INC. AS REPORTED ON THE COMPOSITE TAPE) HELD BY
NON-AFFILIATES WAS APPROXIMATELY $283,150,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

 PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 1998 DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND
       EXCHANGE COMMISSION NO LATER THAN 120 DAYS AFTER THE END OF THE
                      REGISTRANT'S FISCAL YEAR.

                            M.D.C. HOLDINGS, INC.

                                 FORM 10-K

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                               ---------------

                              TABLE OF CONTENTS


                                                                                      PAGE
                                                                                       NO.
                                                                                      ----
PART I
  ITEMS  1.
    AND  2.  BUSINESS AND PROPERTIES
              (a) General Development of Business....................................   1
              (b) Financial Information About Industry Segments......................   1
              (c) Narrative Description of Business..................................   1

   ITEM  3.  LEGAL PROCEEDINGS.......................................................   6

   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................   6

PART II
  ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS........    7

  ITEM  6.  SELECTED FINANCIAL AND OTHER DATA.......................................    8

  ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS.........................................................   10

  ITEM  8.  CONSOLIDATED FINANCIAL STATEMENTS.......................................  F-1

  ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..................................................   21

PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................   21

  ITEM 11.  EXECUTIVE COMPENSATION..................................................   21

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........   21

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................   21

PART IV
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........   21


                                       (i)

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

         (a) GENERAL DEVELOPMENT OF BUSINESS

         M.D.C. Holdings, Inc. is a Delaware Corporation originally incorporated in Colorado in 1972. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-K. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is owning and managing subsidiary companies that build and sell homes under the name "Richmond American Homes." We also own and manage HomeAmerican Mortgage Corporation ("HomeAmerican"), which originates mortgage loans primarily for MDC's home buyers.

         (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Note B to the Consolidated Financial Statements contains information regarding the Company's business segments for each of the three years ended December 31, 1998, 1997 and 1996.

         (c) NARRATIVE DESCRIPTION OF BUSINESS

         MDC's business consists of two segments, homebuilding and financial services. In its homebuilding segment, the Company builds and sells single-family homes in metropolitan Denver and Colorado Springs, Colorado; Northern Virginia and suburban Maryland; Northern and Southern California; Phoenix and Tucson, Arizona; and Las Vegas, Nevada. The Company's financial services segment consists principally of the operations of HomeAmerican.

         The Company's strategy is to build homes generally for the first-time and move-up buyer, the largest segments of prospective home buyers. The base prices for these homes generally range from approximately $80,000 to $330,000, although the Company builds homes with prices as high as $885,000. The average sales prices of the Company's homes closed in 1998 and 1997 were $193,700 and $179,800, respectively.

         When opening a new homebuilding project, the Company generally acquires fewer than 150 lots to avoid overexposure to any single sub-market. The Company prefers to acquire finished lots using rolling options or in phases for cash. If potential returns justify the risk, land is acquired for development. The Company's Asset Management Committee, composed of four members of MDC's senior management, meets at least weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about MDC's land acquisition practices may be found in the Homebuilding Segment, LAND ACQUISITION AND DEVELOPMENT section.

         Homes are designed and built to meet local customer preferences. The Company, as the general contractor, supervises construction of all of its projects and employs subcontractors for site development and home construction. The Company generally builds single-family detached homes, except in Virginia and Maryland, where we also build townhomes.

         HomeAmerican is a full service mortgage lender, originating mortgage loans primarily for MDC's home buyers. HomeAmerican has offices located in each of MDC's markets. Because it provides mortgage loans to a majority of MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding business.

HOMEBUILDING SEGMENT.

         GENERAL. Through its wholly owned Richmond American Homes subsidiaries, MDC designs, builds and sells single-family homes. The Company builds its homes principally on finished lots acquired using rolling options, phased acquisitions, bulk purchases or land acquired for development. These operations are financed primarily with publicly traded debt, bank lines of credit and internally generated funds.

         The Company is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in metropolitan Denver; among the top five homebuilders in Northern Virginia, suburban Maryland, Tucson and Colorado Springs; among the top ten builders in Phoenix and Las Vegas; and has a growing presence in Southern California and the San Francisco Bay area. MDC believes a significant presence in its markets enables it to compete effectively for home sales, land acquisitions and subcontractor labor.

         The Company builds quality homes at affordable prices, generally for the first-time and move-up buyer. Approximately 74% of its homes closed in 1998 were in subdivisions targeted to the first-time and first-time move-up buyer, compared with approximately 83% and 77% in 1997 and 1996, respectively.

         The Company's operations are diversified geographically by state, as shown in the following table of home sales revenues for the years 1996 through 1998 (dollars in thousands).

                                    TOTAL HOME SALES REVENUES               PERCENT OF TOTAL
                             -------------------------------------   ------------------------------
                                 1998         1997         1996        1998       1997       1996
                             ----------   ----------   -----------   --------   --------   --------
Colorado................     $  439,600   $  325,466   $  327,256       36%        35%        37%
California..............        275,682      188,893      182,131       22%        20%        21%
Arizona.................        218,110      154,875      154,875       18%        16%        18%
Nevada..................         67,455       55,358       28,842        6%         6%         3%
Virginia................        145,569      129,128      110,910       12%        14%        12%
Maryland................         72,243       85,296       76,344        6%         9%         9%
                             ----------   ----------   ----------      ----       ----       ----

      Total.............     $1,218,659   $  939,016   $  880,358      100%       100%       100%
                             ----------   ----------   ----------      ----       ----       ----
                             ----------   ----------   ----------      ----       ----       ----

         HOUSING. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location is based on customer preference, lot size and the area's demographics.

         Design centers are located in the Company's Denver, Phoenix, Southern California and Nevada homebuilding divisions. Home buyers are able to "customize" certain features of their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers, which are also planned for most of MDC's other divisions, not only provide MDC's customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

         The Company maintains varying levels of inventories of unsold homes in each of the markets in which it operates. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective home buyers. In order to mitigate the risk of carrying excess inventory, the Company has been reducing the number of its unsold homes under construction. At December 31, 1998, MDC held approximately a four-week supply of unsold homes in inventory, compared with a six-week supply at December 31, 1997 and a nine-week supply at December 31, 1996.

         LAND ACQUISITION AND DEVELOPMENT. MDC purchases finished lots using option contracts, in phases or in bulk for cash. When estimated potential returns justify the risk, the Company acquires land for development into finished lots. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas which will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes as soon as practical after a contract for sale is executed. This approach is intended to minimize the Company's investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce "Home Gross Margins" (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. "Home Gross Margins" are gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense, and financing costs) as a percent of home sales revenues. See "FORWARD-LOOKING STATEMENTS" below.

         MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company relinquishes the option deposit. This practice limits the Company's risk and avoids a greater demand on its liquidity. At December 31, 1998, MDC had the right to acquire 7,729 lots under option agreements with approximately $12,500,000 in total option deposits. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

         MDC owns various undeveloped parcels of real estate, most of which it intends to develop into finished lots. MDC develops its land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit the Company's risk in a particular project and to maximize the efficient use of available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of MDC's undeveloped land. When developed, these lots generally will be used in the Company's homebuilding activities, although some lots may be sold to others. Certain undeveloped land also may be sold to others before it is developed. See "FORWARD-LOOKING STATEMENTS" below.

         The table below shows the carrying value of land and land under development, by state, for the years ended 1996 through 1998 (in thousands).

                                                    DECEMBER 31,
                                          --------------------------------
                                            1998         1997       1996
                                          ---------   ---------  ---------
Colorado................................  $  53,720   $  62,093  $  66,529
California..............................    100,754      44,423     23,733
Arizona.................................     25,178      32,067     32,129
Nevada..................................     20,027      17,342     14,412
Virginia................................     11,292      21,081     25,210
Maryland................................      6,209      16,006     20,914
                                          ---------   ---------  ---------
    Total...............................  $ 217,180   $ 193,012  $ 182,927
                                          ---------   ---------  ---------
                                          ---------   ---------  ---------

         The table below shows the number of lots owned and under option, by state, for the years ended 1996 through 1998.

                                                    DECEMBER 31,
                                          --------------------------------
                                            1998         1997       1996
                                          ---------   ---------  ---------
Lots Owned
  Colorado..............................     3,932      4,948       5,849
  California............................     1,769        654         488
  Arizona...............................     1,836      1,531       1,651
  Nevada................................       848        586         616
  Virginia..............................       309      1,360       1,485
  Maryland..............................       231        387         434
                                             -----     ------      ------
    Total...............................     8,925      9,466      10,523
                                             -----     ------      ------
                                             -----     ------      ------
Lots Under Option
  Colorado..............................     4,063      2,925       2,486
  California............................       552        787         538
  Arizona...............................     1,492        435         654
  Nevada................................       405        - -          45
  Virginia..............................       903        925       1,228
  Maryland..............................       314        658       1,747
                                             -----     ------      ------
    Total...............................     7,729     5,730       6,698
                                             -----     ------      ------
                                             -----     ------      ------


         LABOR AND RAW MATERIALS. Generally, the materials used in MDC's homebuilding operations are standard items carried by major suppliers. The Company generally takes orders only for homes for which the Company can contract for most of its materials and labor at a fixed price during the anticipated construction period or for homes that already are under construction. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the costs of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. To varying degrees, the Company experienced shortages in the availability of building materials or labor in 1998 in each of its markets, which resulted in delays in the delivery of homes under construction. The Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "FORWARD-LOOKING STATEMENTS" below.

         SEASONAL NATURE OF BUSINESS. MDC's business is seasonal to the extent that its Colorado, California, Virginia and Maryland operations encounter weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions increase the Company's risk of higher costs for interest, materials and labor. In addition, home buyer preferences and demographics influence the seasonal nature of MDC's business.

         BACKLOG. As of December 31, 1998 and 1997, homes under contract but not yet delivered ("Backlog") totalled 2,930 and 2,032, respectively, with estimated sales values of $580,000,000 and $380,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 70% of its December 31, 1998 Backlog will close under existing sales contracts during the first nine months of 1999. The remaining 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         MARKETING AND SALES. MDC's homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. All of MDC's homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

         TITLE AND CASUALTY INSURANCE OPERATIONS. In 1998, the Company provided title agency services to MDC home buyers in Virginia and Maryland. MDC also began offering home owners and auto insurance to its Colorado home buyers in 1998. The Company intends to evaluate opportunities to provide these title agency and insurance services in its other markets. See "FORWARD-LOOKING STATEMENTS" below.

         COMPETITION. The homebuilding industry is fragmented and highly competitive. MDC competes with numerous homebuilders, including a number that are substantially larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community. The Company also competes with subdivision developers and land development companies.

         MORTGAGE INTEREST RATES. The Company's operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity. The Company is unable to predict future changes in home mortgage interest rates or the impact such changes may have on the Company's operating activities and results of operations. See "FORWARD-LOOKING STATEMENTS" below.

         REGULATION. The Company's operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors' licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate income housing. See "FORWARD-LOOKING STATEMENTS" below.

         From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives which may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain water and sewer taps and building permits for its land inventory and land held for development. See "FORWARD-LOOKING STATEMENTS" below.

         The Company's homebuilding operations also are affected by environmental considerations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation (collectively, "Environmental Laws"). Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land which it acquires. The particular Environmental Laws which apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These Environmental Laws may result in project delays; cause the Company to incur substantial compliance and other costs; and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See "FORWARD-LOOKING STATEMENTS" below.

FINANCIAL SERVICES SEGMENT.

     Mortgage Lending Operations.

         GENERAL. HomeAmerican is a full-service mortgage lender. Through office locations in each of the Company's markets, HomeAmerican originates mortgage loans primarily for MDC's home buyers and, to a lesser extent, for others on a "spot" basis. HomeAmerican is the principal originator of mortgage loans for MDC's home buyers.

         HomeAmerican is authorized to originate Federal Housing Administration-insured ("FHA"), Veterans Administration-guaranteed ("VA"), Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and conventional mortgage loans. HomeAmerican is also an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association ("GNMA") and, as such, is subject to the rules and regulations of such organizations. Through early 1999, HomeAmerican also purchased loans and the related servicing rights from unaffiliated loan correspondents. The origination fees for these loans were retained by the correspondents. HomeAmerican does not intend to purchase mortgage loans from correspondents in the future. See "FORWARD-LOOKING STATEMENTS" below.

         Substantially all of the mortgage loans originated or purchased by HomeAmerican are sold to private investors within 40 days of origination or purchase. The Company uses HomeAmerican's secured warehouse line of credit, other borrowings and internally generated Company funds to finance these mortgage loans until they are sold.

         PORTFOLIO OF MORTGAGE LOAN SERVICING. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican obtains the servicing rights related to the mortgage loans originated by it and its correspondents. Certain mortgage loans are sold "servicing released" (the servicing rights are included with the sale of the corresponding mortgage loans). The servicing rights on mortgage loans which are not sold "servicing released" generally are sold in bulk at a later date. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. See "FORWARD-LOOKING STATEMENTS" below.

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 1998 consisted of servicing rights with respect to approximately 5,300 single-family loans, approximately 89% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 5.5% to 11.5% and averaging 7.0%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates (currently .44% for FHA/VA loans and

 .25% for conventional loans) applicable to the loans comprising the portfolio. Significant changes in mortgage interest rates may impact the value of the Company's servicing portfolio.

         PIPELINE. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 1998 had aggregate principal balances of $386,350,000. Approximately 70% of the Pipeline at December 31, 1998 is anticipated to close during the first six months of 1999. If mortgage interest rates fall, a smaller percentage of these loans would be expected to close. See "FORWARD-LOOKING STATEMENTS" below.

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

         COMPETITION. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

     Asset Management Operations.

         Through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.; "FAMC") managed by contract the operations of two publicly traded real estate investment trusts. In September 1996, the Company sold its 80% interest in FAMC. See Note K to the Company's Consolidated Financial Statements. Due to the sale of FAMC, the Company does not expect to engage in significant asset management activities in the future. See "FORWARD-LOOKING STATEMENTS" below.

EMPLOYEES.

         At December 31, 1998, MDC employed approximately 1,350 persons. MDC considers its employee relations to be satisfactory.

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

         No meetings of the Company's stockholders were held during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC common stock as reported on the Composite Tape.

                                       HIGH         LOW
                                      -------     -------
1997
First quarter..................       $ 10.00     $  8.13
Second quarter.................       $  9.25     $  7.75
Third quarter..................       $ 11.00     $  9.06
Fourth quarter.................       $ 15.31     $  9.69

1998
First quarter..................       $ 18.88     $ 14.00
Second quarter.................       $ 20.00     $ 13.00
Third quarter..................       $ 24.00     $ 14.63
Fourth quarter.................       $ 21.94     $ 13.19


         The Company declared dividends of four cents per share for the first three quarters of 1998, five cents per share for the quarter ended December 31, 1998, and three cents per share for each quarter for the year ended December 31, 1997.

         In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in (1) its $300,000,000 unsecured revolving line of credit agreement; and (2) its 8 3/8% Senior Notes due 2008 (the "New Senior Notes") indenture dated January 1998. Pursuant to the terms of these agreements, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests. At December 31, 1998, the Company had a permitted dividend capacity of approximately $54,932,000 pursuant to the most restrictive of these covenants.

         On February 22, 1999, MDC had 1,392 shareowners of record.

ITEM 6.   SELECTED FINANCIAL AND OTHER DATA.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (in thousands, except per share amounts).

                             SELECTED FINANCIAL DATA

                                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA
Revenues................................   $ 1,263,209    $   969,562    $   922,595    $   865,856    $   817,245
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------

Operating profit
   Homebuilding.........................   $    86,764    $    41,543    $    27,967    $    33,018    $    44,464
   Financial services
     Mortgage lending...................        11,198          7,745         12,584          9,288          6,951
     Asset management...................         4,590          1,434          6,073          4,050          2,796
                                           -----------    -----------    -----------    -----------    -----------
         Total financial services.......        15,788          9,179         18,657         13,338          9,747
                                           -----------    -----------    -----------    -----------    -----------
Net corporate expenses(1)...............       (18,700)       (11,395)       (13,870)       (19,705)       (23,229)
                                           -----------    -----------    -----------    -----------    -----------
Income before income taxes and
   extraordinary item...................   $    83,852    $    39,327    $    32,754    $    26,651    $    30,982
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------
Income before extraordinary item........   $    51,568    $    24,205    $    20,799    $    17,250    $    19,255
   Basic per common share(2)............   $      2.79    $      1.37    $      1.12    $       .89    $      1.02
   Diluted per common share(2)..........   $      2.32    $      1.18    $       .98    $       .79    $       .87

Net income(3)...........................   $    36,254    $    22,026    $    20,378    $    17,250    $    19,255
   Basic per common share(2)............   $      1.96    $      1.25    $      1.09    $       .89    $      1.02
   Diluted per common share(2)..........   $      1.64    $      1.08    $       .97    $       .79    $       .87

Weighted-average shares outstanding(2)
   Basic................................        18,451         17,673         18,623         19,362         18,951
   Diluted..............................        22,606         21,899         22,763         23,737         24,019

Dividends paid per share................   $       .15    $       .12    $       .12    $       .11    $       .06

                                                                        DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA
ASSETS
   Housing completed or under
     construction.......................   $   294,104    $   249,928    $   251,885    $   265,205    $   280,319
   Land and land under development......   $   217,180    $   193,012    $   182,927    $   176,960    $   183,838
   Total assets.........................   $   714,013    $   621,770    $   617,303    $   634,811    $   664,571
DEBT
   Homebuilding
     Line of credit.....................   $    21,871    $    20,766    $    11,832    $    43,490    $    62,332
     Notes payable......................   $       866    $     9,676    $     3,063    $    10,571    $    33,585
   Senior notes.........................   $   174,339    $   150,354    $   187,721    $   187,525    $   187,352
   Subordinated notes...................   $       --     $    38,230    $    38,225    $    38,221    $    38,217
   Total homebuilding and corporate
     debt...............................   $   197,076    $   222,457    $   244,328    $   283,344    $   325,069
STOCKHOLDERS' EQUITY....................   $   298,131    $   229,593    $   213,847    $   205,033    $   192,295
   RATIO OF HOMEBUILDING AND CORPORATE
   DEBT TO STOCKHOLDERS' EQUITY.........           .66            .97           1.14           1.38           1.69
RATIO OF HOMEBUILDING AND CORPORATE
   DEBT TO CAPITAL (EXCLUDING MORTGAGE
   LENDING DEBT)........................           .40            .49            .53            .58            .63


                                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------
OPERATING DATA
   Home sales revenues..................   $ 1,218,659    $   939,016    $   880,358    $   827,448    $   784,453
   Orders for homes, net (units)........         7,191          5,769          5,049          4,536          4,177
   Homes closed (units).................         6,293          5,223          4,974          4,570          4,200
   Backlog
     Units(4)...........................         2,930          2,032          1,486          1,355          1,334
     Estimated sales value(4)...........   $   580,000    $   380,000    $   261,000    $   243,000    $   241,900
   Average selling price per home ......   $     193.7    $     179.8    $     177.0    $     181.1    $     186.8
   Home Gross Margins...................         16.9%          14.5%          13.7%          13.4%          15.4%
   Asset impairment charges.............   $     5,300    $     5,850    $     9,191    $     3,677    $     4,000

CASH FLOWS FROM:
   Operating activities.................   $       800    $    18,516    $    47,925    $    22,553    $   (36,790)
   Investing activities.................   $    15,081    $     3,513    $    13,998    $     8,728    $    19,268
   Financing activities.................   $   (17,480)   $   (21,655)   $   (71,414)   $   (54,050)   $    (1,917)
CORPORATE AND HOMEBUILDING SG&A AS A %
   OF HOME SALES REVENUES...............         11.5%          11.0%          11.0%          10.9%          11.3%

                                                                   YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                           -----------    -----------    -----------    -----------    -----------
EBITDA, AS ADJUSTED(5)
   Income before extraordinary item.....   $    51,568    $    24,205    $    20,799    $    17,250    $    19,255
     Add
       Income taxes.....................        32,284         15,122         11,955          9,401         11,727
       Corporate and homebuilding
         interest expense...............           - -            761          3,773          7,773          9,454
       Interest in cost of sales........        34,184         28,361         25,995         28,397         26,548
       Other fixed charges..............           953            797          1,165          2,492          2,872
       Depreciation and amortization....        20,228         15,050         12,067         10,280         10,134
       Non-cash charges
           Homebuilding asset
              impairment charges........         5,300          5,850          9,191          3,677          4,000
           Other........................           - -            - -            533            - -            800
                                           -----------    -----------    -----------    -----------    -----------
   Total EBITDA, as adjusted............   $   144,517    $    90,146    $    85,478    $    79,270    $    84,790
                                           -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------
   Interest incurred....................   $    22,525    $    26,368    $    30,296    $    33,909    $    35,799

EBITDA, AS ADJUSTED/INTEREST INCURRED...           6.4            3.4            2.8            2.3            2.4


-------------------

(1) Net corporate expenses represent (a) net gains and losses on investments and marketable securities; (b) interest, dividend and other income; (c) corporate general and administrative expense; and (d) corporate and homebuilding interest expense.

(2) Based upon the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").

(3) Includes the effects of extraordinary after-tax losses on the early extinguishment of debt resulting principally from (a) in 1998, the refinancing of MDC's 11 1/8% Senior Notes due 2003 (the "Old Senior Notes"); (b) in 1997, the repurchase of $38,000,000 principal amount of the Old Senior Notes; and (c) in 1996, certain other debt extinguishments.

(4)   At end of period.

(5) "EBITDA, as adjusted" has been computed in accordance with the definition of "Consolidated EBITDA" set forth under the New Senior Notes indenture. Under this definition, EBITDA, as adjusted, is calculated by adding to net income the provision for income tax, depreciation, amortization, interest expense and other non-cash, extraordinary charges that reduce net income, including asset impairment charges. EBITDA, as adjusted, should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA, as adjusted, in the same manner as MDC, the EBITDA, as adjusted, information presented above may not be comparable to similar presentations by other companies. MDC's management believes that EBITDA, as adjusted, reflects the changes in the Company's operating results, particularly changes in the Company's operating income, and is an indication of MDC's ability to generate funds from operations that are available to pay income taxes, interest and principal on debt and to meet other cash obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

CONSOLIDATED RESULTS.

         1998 COMPARED WITH 1997. Revenues for the year ended December 31, 1998 were $1,263,209,000, the highest in the Company's history and a 30% increase from 1997. The increase primarily resulted from a 20% increase in home closings and a $13,900 increase in the average selling price per home closed.

         Income before income taxes and extraordinary item increased 113% to $83,852,000 in 1998. The increase primarily was due to the increased profitability of the homebuilding and financial services segments. The homebuilding segment increase principally was a result of the home closing and average selling price increases described above and an increase of 240 basis points in Home Gross Margins. The financial services segment increase primarily resulted from increased mortgage lending profits and a $4,450,000 gain resulting from the receipt of the final payment related to the September 1996 sale of the Company's asset management business.

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of the Old Senior Notes. Net income for 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 principal amount of Old Senior Notes.

         During 1998, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. By December 31, 1998, the Company had reduced its investment in unsold homes under construction by 18% to $44,000,000, decreased homebuilding and corporate indebtedness by $25,000,000 to $197,000,000, and increased its equity by 30% to $298,000,000, or $13.56 per outstanding share. These improvements contributed to a reduction in the Company's ratio of homebuilding and corporate debt to capital (excluding mortgage lending debt) to .40 at December 31, 1998. Lower effective interest rates on the Company's outstanding debt contributed to a 15% reduction in the Company's corporate and homebuilding interest incurred for 1998. This reduction, combined with a $54,400,000 increase in the Company's 1998 EBITDA, as adjusted, resulted in a ratio of EBITDA, as adjusted, to interest incurred of 6.4, 88% higher than the comparable ratio of 3.4 for 1997.

         1997 COMPARED WITH 1996. Revenues for the year ended December 31, 1997 were $969,562,000, a 5% increase compared with 1996. The increase primarily resulted from a 5% increase in home closings and a $2,800 increase in the average selling price per home closed, partially offset by a reduction in financial services segment revenues, principally due to the sale of FAMC in September 1996.

         Income before income taxes and extraordinary item increased 20% in 1997. The increase primarily was due to the increased profitability of the homebuilding segment and lower corporate and homebuilding interest expense, partially offset by decreased profits from the Company's financial services segment. The homebuilding segment increase principally was a result of the home closing and average selling price increases described above; an increase of 80 basis points in Home Gross Margins; and reduced asset impairment charges. The Company's financial services segment experienced lower operating profits in 1997, primarily due to a $4,042,000 gain recognized in 1996 on the sale of FAMC and additional profits recognized in 1996 as a result of a required change in accounting principle regarding mortgage loans and mortgage loan servicing rights.

         Net income for 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, as discussed above. Net income for 1996 included an extraordinary loss of $421,000, net of an income tax benefit of $242,000, recognized in connection with the retirement of borrowings under certain secured lines of credit and project loans.

HOMEBUILDING SEGMENT.

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------------
                                                  1998          1997          1996
                                              -----------   -----------   -----------
Home Sales Revenues.........................  $ 1,218,659   $   939,016   $   880,358
Operating Profits...........................  $    86,764   $    41,543   $    27,967
Average Selling Price Per Home Closed.......  $     193.7   $     179.8   $     177.0
Home Gross Margins..........................        16.9%         14.5%         13.7%

Orders For Homes, Net (UNITS)
     Colorado...............................        2,742         2,039         1,811
     California.............................        1,042           938           822
     Arizona................................        1,829         1,297         1,041
     Nevada.................................          540           434           260
     Virginia...............................          710           650           649
     Maryland...............................          328           411           466
                                              -----------   -----------   -----------
       Total................................        7,191         5,769         5,049
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------

Homes Closed (UNITS)
     Colorado...............................        2,267         1,735         1,893
     California.............................          986           828           837
     Arizona................................        1,526         1,135         1,044
     Nevada.................................          489           437           231
     Virginia...............................          667           642           568
     Maryland...............................          358           446           401
                                              -----------   -----------   -----------
       Total................................        6,293         5,223         4,974
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------

                                                             DECEMBER 31,
                                              ---------------------------------------
                                                  1998          1997          1996
                                              -----------   -----------   -----------
Backlog (UNITS)

     Colorado...............................        1,355           880           576
     California.............................          326           270           160
     Arizona................................          696           393           231
     Nevada.................................          146            95            98
     Virginia...............................          254           211           203
     Maryland...............................          153           183           218
                                              -----------   -----------   -----------
       Total................................        2,930         2,032         1,486
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------
       Estimated Sales Value................  $   580,000   $   380,000   $   261,000
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------

Active Subdivisions
     Colorado...............................           45            48            51
     California.............................           21            12            20
     Arizona................................           24            29            23
     Nevada.................................            9             6             5
     Virginia...............................           20            23            28
     Maryland...............................           11            19            25
                                              -----------   -----------   -----------
       Total................................          130           137           152
                                              -----------   -----------   -----------
                                              -----------   -----------   -----------

     HOMEBUILDING ACTIVITIES - 1998 COMPARED WITH 1997.

         HOME SALES REVENUES AND HOMES CLOSED. Home sales revenues in 1998 were the highest in the Company's history and represented a 30% increase compared with home sales revenues in 1997. The increase resulted from an increase in both home closings and average selling price per home closed, as further discussed below.

         In Colorado and Arizona, home closings increased in 1998 by 31% and 34%, respectively, as a result of the strong demand for homes in these markets and substantially higher Backlog levels in 1998 compared with 1997. Home closings increased by 28% and 12% in Southern California and Nevada, respectively, where the Company increased the number of active subdivisions by more than 40% as of December 31, 1998 compared with December 31, 1997. In Maryland, home closings decreased in 1998, primarily due to a decrease in the number of active subdivisions to 11 at the end of 1998 compared with 19 at the end of 1997. Home closings also decreased in Northern California in 1998, because the Company exited the Sacramento market and no homes were closed in the three new active subdivisions in the San Francisco Bay area.

         AVERAGE SELLING PRICE PER HOME CLOSED. The average selling price per home closed increased to $193,700 in 1998, compared with $179,800 in 1997. This increase primarily resulted from (1) a greater number of homes closed in relatively higher-priced subdivisions in Southern California, Phoenix and Nevada; (2) a higher proportion of detached homes closed in Virginia and Maryland, which generally have higher selling prices than townhomes; and (3) selling price increases in most of the Company's markets, particularly in Southern California and Colorado.

         HOME GROSS MARGINS. Home Gross Margins increased 240 basis points in 1998. The increase largely was due to (1) in Colorado, selling price increases and reduced incentives offered to home buyers due to the increased demand for new homes in this market; (2) in Colorado and Arizona, the favorable impact of a number of home closings in several highly profitable subdivisions; (3) a decrease in the cost of certain raw materials from suppliers and manufacturers pursuant to national purchasing contracts; and
(4) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         ORDERS FOR HOMES AND BACKLOG. Orders for homes increased 25% to 7,191 in 1998, representing the highest number of orders in the Company's history. The increase primarily was due to comparatively strong home orders experienced in all of the Company's markets, except Maryland and Northern California, in response to an improved economy marked by decreasing mortgage interest rates, low unemployment, high levels of consumer confidence, improved home affordability and low inventories of new homes.

         As a result of the increased orders for homes during 1998, the Company's Backlog at December 31, 1998 increased 44% from December 31, 1997 to 2,930 units, with an estimated sales value of $580,000,000, the highest year-end Backlog in the Company's history. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its December 31, 1998 Backlog to close under existing sales contracts during the first nine months of 1999. The remaining 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         The Company received a total of 1,359 home orders in January and February 1999, compared with the record 1,489 home orders received for the same period in 1998. The two-month home orders in 1999 were approximately equal on a "same store" basis to the home orders received for the same period in 1998. Orders for the 1998 two-month period were 59% higher than the total home orders received in January and February 1997.

         MARKETING. Marketing expenses (which include, among other things, amortization of deferred marketing costs, model home expenses and sales commissions) totalled $74,463,000 in 1998, compared with $61,139,000 in 1997. The increases in 1998 primarily were volume related, resulting from higher marketing-related salaries, benefits and sales commissions incurred and deferred marketing costs amortized in connection with the increased number of home closings and product advertising and other costs incurred in connection with the Company's expanded operations, particularly in Colorado and Southern California. As a result, these expenses actually declined as a percentage of home sales revenues to 6.1% in 1998 from 6.5% in 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $45,905,000 in 1998, compared with $30,557,000 in 1997. The increase primarily was due to increased compensation costs resulting from expanded operations in each of the Company's markets except Northern California and Maryland; the write-off of due diligence costs and deposits with respect to certain proposed homebuilding projects which were not acquired and additional costs associated with new branch offices in Southern California and design centers in Southern California and Phoenix.

         ASSET IMPAIRMENT CHARGES. Operating results were reduced by asset impairment charges totalling $5,300,000, $5,850,000 and $9,191,000 in 1998,
1997 and 1996, respectively, related to certain of the Company's homebuilding assets, primarily in suburban Maryland. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1998      1997     1996
                                                    --------  --------  -------
Completed homes and homes under construction...     $    888   $ 1,916  $   220
Land under development and other...............        4,412     3,934    8,971
                                                    --------   -------  -------
      Total....................................     $  5,300   $ 5,850  $ 9,191
                                                    --------   -------  -------
                                                    --------   -------  -------

         The asset impairment charges described above primarily were the result of the (1) recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (2) write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins; and (3) write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low margin projects or projects which the Company intends to terminate. See Note H to the Company's Consolidated Financial Statements.

     HOMEBUILDING ACTIVITIES - 1997 COMPARED WITH 1996.

         HOME SALES REVENUES AND HOMES CLOSED. Home sales revenues in 1997 increased 7%, compared with home sales revenues in 1996. The increase resulted from higher home closings and average selling price per home closed, as further discussed below.

         Home closings increased in 1997 in Nevada, where the Company increased the number of active subdivisions and improved the number of home closings per active subdivision; in Southern California, resulting from the Company's expanded operations and improved economic conditions in that market; in Virginia and Maryland, primarily due to weather-related delays in the completion and delivery of homes during much of 1996; and in Arizona, due to an increase in the number of active subdivisions and a higher level of home closings per active subdivision resulting from the Company's increasing emphasis in this market on offering lower-priced, more affordable homes primarily marketed to the first-time and first-time move-up home buyer.

         In Colorado, home closings decreased in 1997 primarily due to a lower Backlog throughout most of the first half of 1997. In addition, the Company built fewer unsold homes in Colorado in the last half of 1997, which had the effect of lengthening the time between the sale of a home and the time it is closed while, at the same time, reducing the Company's risk of holding unsold homes inventory. Home closings also decreased in Northern California in 1997, because the Company exited the Sacramento market and had only one active subdivision in the San Francisco Bay area.

         AVERAGE SELLING PRICE PER HOME CLOSED. The average selling price per home closed increased to $179,800 in 1997, compared with $177,000 in 1996. This increase primarily resulted from higher average selling prices in Colorado and California, principally due to the impact of closing a greater number of homes in higher-priced subdivisions in 1997, partially offset by decreased average selling prices in Arizona, reflecting the impact of the Company's emphasis on offering lower-priced, more affordable homes in this market, as discussed above.

         HOME GROSS MARGINS. Home Gross Margins increased 80 basis points in 1997. The increase largely was due to the favorable impact of a large number of home closings in certain highly profitable subdivisions, particularly in Arizona and Southern California; in Nevada, the completion of several under-performing subdivisions during 1996 and the closing of homes in four new higher-margin subdivisions in 1997; and initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         ORDERS FOR HOMES AND BACKLOG. Orders for homes increased to 5,769 in 1997, compared with 5,049 home orders in 1996. The increase primarily was due to comparatively strong home orders experienced in all of the Company's markets except Virginia, Maryland and Northern California in response to an improving national economy stimulated by decreasing mortgage interest rates, low unemployment and high levels of consumer confidence.

         As a result of the increased orders for homes during 1997, the Company's Backlog at December 31, 1997 increased to 2,032 units, with an estimated sales value of $380,000,000.

         MARKETING. Marketing expenses totalled $61,139,000 in 1997, compared with $56,078,000 in 1996. The increase in 1997 was due to higher variable costs incurred as a result of increased home closings; cost increases incurred in connection with the Company's expanded operations in Southern California, Arizona and Nevada; and additional advertising and model home expenses incurred to stimulate sales in response to increased competition in Colorado, Arizona, Virginia and Maryland.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses totalled $30,557,000 in 1997, compared with $29,122,000 in 1996. The increase primarily was due to additional costs incurred in support of expanded operations in Southern California and Arizona.

         ASSET IMPAIRMENT CHARGES. As discussed above, operating results during 1997 and 1996 were reduced by asset impairment charges totalling $5,850,000 and $9,191,000, respectively.

         WARRANTY COSTS. During 1996, the Company recorded additional warranty reserves resulting in part from the settlement of litigation commenced in 1994 and settled in 1996. The impact in the Consolidated Statements of Income of the additional warranty reserves related to the litigation settlement was offset by indemnity payments received from insurance and deposited directly into a qualified settlement fund.

     LAND SALES.

         Revenue from land sales totalled $13,964,000, $9,978,000 and $9,471,000, respectively, in 1998, 1997 and 1996. The 1998 land sales revenues primarily were in Colorado and, to a lesser extent, in Virginia. Gross profits from these sales were $4,264,000, $2,238,000 and $698,000, respectively, for the years 1998, 1997 and 1996.

FINANCIAL SERVICES SEGMENT.

     MORTGAGE LENDING OPERATIONS.

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1998          1997            1996
                                                     ---------      ---------      ---------
Gains on Sales of Mortgage Servicing..............   $   2,512      $   1,739      $   6,020
Gains on Sales of Mortgage Loans..................   $   8,575      $   6,182      $   4,905

Operating Profits.................................   $  11,198      $   7,745      $  12,584

Principal Amount of Loan Originations and
   Purchases
     MDC home buyers..............................   $ 701,679      $ 525,687      $ 482,106
     Spot.........................................      54,147         31,841         39,730
     Correspondent................................     157,107         74,654         60,373
                                                     ---------      ---------      ---------
         Total....................................   $ 912,933      $ 632,182      $ 582,209
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------
Capture Rate.....................................          70%            68%            66%
                                                     ---------      ---------      ---------
                                                     ---------      ---------      ---------

         HomeAmerican's operating profits increased 45% in 1998, compared with 1997, primarily due to higher mortgage origination volume and increased gains on sales of mortgage loans and mortgage servicing. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage lending activity.

         HomeAmerican's operating profits were lower in 1997, compared with 1996, primarily due to decreases in gains from sales of mortgage servicing, which partially were offset by an increase in gains from sales of mortgage loans. These differences principally resulted from sales of mortgage loans and mortgage loan servicing in 1996 which were originated prior to the Company's required adoption, on January 1, 1996, of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" ("SFAS 122"), which was superseded by Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125") on January 1, 1997.

         The principal amount of HomeAmerican's loan originations and purchases increased 44% in 1998, compared with 1997. This increase primarily was due to (1) more Company home closings; (2) a higher number of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate"); and (3) more loans purchased from correspondents. HomeAmerican continues to benefit from the Company's homebuilding growth. Company home buyers were the source of approximately 77% of the principal amount of mortgage loans originated and purchased by HomeAmerican in 1998, compared with 80% in both 1997 and 1996.

     ASSET MANAGEMENT OPERATIONS.

         The following table sets forth certain information with respect to the results of the asset management operations (in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------
                                                        1998          1997            1996
                                                     ---------      ---------      ---------
Gain on Sale of FAMC.............................     $ 4,450        $ 1,000        $ 4,042
Management Fees from REITs.......................     $    --        $    --        $ 2,373

Operating Profit.................................     $ 4,590        $ 1,434        $ 6,073


         The increased operating profit in 1998, compared with 1997, resulted from a $4,450,000 pre-tax gain resulting from receipt of the final payments related to the sale of FAMC in September 1996. The decreased operating profit in 1997, compared with 1996, primarily was due to the $4,042,000 gain recognized in 1996 on the sale of FAMC. See Note K to the Company's Consolidated Financial Statements.

         Due to the sale of FAMC and the fact that the Company does not anticipate making additional mortgage-related investments, future operating results related to the asset management operations are expected to be immaterial. See "FORWARD-LOOKING STATEMENTS" below.

OTHER OPERATING RESULTS.

         INTEREST EXPENSE. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense, and totalled zero for 1998, compared with $761,000 and $3,773,000, respectively, for 1997 and 1996.
Corporate and homebuilding interest incurred decreased to $22,525,000 in 1998, compared with $26,368,000 in 1997 and $30,296,000 in 1996, primarily due to lower effective interest rates with respect to the Company's outstanding debt.

         For a reconciliation of interest incurred, capitalized and expensed, see Note I to the Company's Consolidated Financial Statements.

         CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES. Corporate general and administrative expenses totalled $19,728,000 for 1998, compared with $11,849,000 and $11,578,000, respectively, for 1997 and 1996. The increase in 1998, compared with 1997, primarily was due to higher compensation expense related to the Company's higher profitability and expanding operations and the recognition in 1997 of a $2,032,000 offset to legal expense for insurance recoveries received and the reversal of insurance-related reserves no longer required. The slight increase in 1997, compared with 1996, primarily was due to higher compensation expense and costs associated with the Company's efforts related to the "Year 2000" issue (as discussed below), partially offset by the favorable impact in 1997 of insurance recoveries and a reversal of reserves no longer required, as well as reduced debt-related fixed charges and insurance costs.

         "YEAR 2000" ISSUE. The Company began assessing the possible impact of the Year 2000 ("Y2K") issue on its business operations in 1997. The issue arises because of information technology ("IT") which utilizes a two digit date field. Y2K introduces the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond.

         The Company has identified the following six phases in its Y2K remediation program: (1) assessment of the Y2K capabilities of its IT and non-IT systems; (2) acquisition of new IT and non-IT systems or modification of existing IT and non-IT systems to meet Y2K requirements; (3) testing; (4) evaluation of efforts to meet Y2K requirements; (5) adjustments as identified in the evaluation phase; and (6) implementation and integration of modified IT and non-IT systems into the Company's business operations.

         The Company has completed all six phases with respect to its homebuilding information system and believes it has been Y2K compliant since the third quarter of 1998. Management information systems for the Company's financial services activities have been assessed, acquired, tested and evaluated, and require further adjustment. Implementation of these adjusted systems is expected to be completed in the second quarter of 1999. Given the nature of the homebuilding industry, the Company is only minimally dependent upon non-IT systems such as telephone, security systems and time clocks. With respect to such non-IT systems, the Company is in various phases ranging from the assessment phase to the implementation phase, and all phases are expected to be completed by the fourth quarter of 1999.

         The Company is presently evaluating other potential Y2K issues. As part of this evaluation, the Company has requested and received representations from certain financial institutions and third party vendors which indicate their progress toward Y2K compliance. The Company has sent Y2K compliance surveys to certain significant subcontractors and vendors and is currently awaiting responses. In addition, the Company intends to send Y2K compliance surveys to other third party vendors and municipalities by the end of the first quarter of 1999.

         The Company incurred costs for outside consultants and capital expenditures in 1998 and 1997 related to Y2K which aggregated approximately $750,000, and future consulting and acquisition costs are expected to be approximately $100,000 during the balance of 1999. These costs, which are expensed as incurred, have been and will continue to be funded from operations. The costs incurred through December 31, 1998 did not have a material affect on the Company's financial position or results of operations.

         The Company could be impacted materially by widespread economic or financial market disruptions or by Y2K computer system failures at government agencies on which the Company is dependent for utilities, zoning, building permits and related items. However, the most likely worst-case Y2K scenario would include isolated instances of construction delays caused by the Company's inability to secure building permits, zoning and utilities as well as closing delays caused by the inability of home buyers to obtain financing. In addition, there could be isolated instances of subcontractors experiencing construction delays due to their inability to secure building materials on a timely basis. The Company typically uses several subcontractors within a given trade. As a result, the Company believes that it will be able to replace subcontractors that may not be able to perform due to Y2K deficiencies.

         The Company believes that based upon its assessment of the Y2K phenomena, certain subcontractors, vendors and government agencies may encounter Y2K problems that impact the Company and that may require MDC to take alternate or additional steps. In order to address Y2K concerns which may originate from subcontractors, third party vendors and governmental agencies, the Company intends to prepare contingency plans by the end of the third quarter of 1999. See "FORWARD-LOOKING STATEMENTS" below.

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

         MDC's overall effective income tax rates of 38.5%, 38.5% and 36.5%, respectively, for 1998, 1997, and 1996, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

         The Internal Revenue Service (the "IRS") has completed its examinations of the MDC Consolidated Returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the MDC Consolidated Returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this examination. In the opinion of management, adequate provision has been made for additional income taxes and interest that may arise as a result of these examinations. See "FORWARD-LOOKING STATEMENTS" below.

         The examination of the Richmond Homes Consolidated Return for the period ended February 2, 1994 was completed in December 1998 with no adjustments to taxable income as reported.

                         LIQUIDITY AND CAPITAL RESOURCES

         MDC uses its liquidity and capital resources to, among other things,
(1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources.

CAPITAL RESOURCES.

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by publicly traded senior notes; and (3) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements. See "FORWARD-LOOKING STATEMENTS" below.

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

LINES OF CREDIT AND NOTES PAYABLE.

         HOMEBUILDING. In 1998, the Company modified its agreement with a group of banks for its unsecured revolving line of credit. Under the modified terms, the available borrowings have been increased to $300,000,000 from $175,000,000, and the maturity date of the agreement has been extended for two years to June 30, 2003, although a term-out of this credit may commence earlier under certain circumstances. At December 31, 1998, $21,871,000 was borrowed and $6,557,000 in letters of credit were outstanding under this line of credit.

         MORTGAGE LENDING. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 1998, 1997 and 1996, HomeAmerican sold $892,040,000, $626,174,000 and $576,156,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At December 31, 1998, $51,000,000 was available under the Mortgage Line, $28,334,000 was borrowed and an additional $22,666,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         GENERAL. The agreements for the Company's senior notes and bank lines of credit require compliance with certain representations, warranties and covenants. These agreements are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Form 10-K. The Company believes that it is in compliance with these representations, warranties and covenants.

         The financial covenants contained in the loan agreement for the Company's principal homebuilding line of credit include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC's consolidated indebtedness is not permitted to exceed 2.15 times MDC's "adjusted consolidated tangible net worth," as defined in the loan agreement. Under the consolidated net worth test, MDC's "tangible net worth," as defined, must not be less than $170 million plus 50% of "consolidated net income," as defined, after January 1, 1996.

         The Company's New Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on or the redemptions of the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the New Senior Notes.

         Pursuant to the Mortgage Line, HomeAmerican must maintain a "consolidated tangible net worth," as defined in the Mortgage Line, of at least $5 million and may only pay up to 50% of its net income to MDC in the form of dividends.

         As of December 31, 1998, the maximum amount of additional homebuilding and corporate indebtedness that MDC could incur under the most restrictive of the debt limitations described above was approximately $400,000,000.

         In December 1998, the Company's $28,000,000 principal amount of
8 3/4% convertible subordinated notes due 2005 converted into 3,612,900 shares of MDC common stock at a conversion price of $7.75 per share.

CONSOLIDATED CASH FLOW.

         During 1998, the Company generated $15,881,000 in cash from its operating and investing activities. The Company used this cash and available cash on hand to reduce notes payable by $22,472,000. The Company generated $22,029,000 in cash from its operating and investing activities during 1997. The Company used a substantial portion of this cash to reduce its outstanding lines of credit, notes payable and senior notes by a net $11,990,000 and to repurchase 838,000 shares of MDC common stock for $7,349,000.

         Operating activities generated cash of $800,000 in 1998, compared with $18,516,000 and $47,925,000, respectively, generated in 1997 and 1996. The 1998 decrease from 1997 primarily was due to 1998 increases in homebuilding and mortgage loan inventories in conjunction with the Company's expanded homebuilding operations, partially offset by an increase in income before income taxes and extraordinary item in 1998. The decrease in 1997 from 1996 primarily was the result of net increases in 1997 in homebuilding inventories and other net assets in connection with the Company's expanded homebuilding activities, compared with decreases in homebuilding inventories and homebuilding-related accounts receivable in 1996.

         Investing activities generated cash of $15,081,000 in 1998, compared with $3,513,000 and $13,998,000, respectively, generated in 1997 and 1996. The 1998 increase from 1997 primarily was due to the $13,250,000 net proceeds received from the sale of the Company's headquarters office building. The decrease in 1997 from 1996 primarily was the result of reduced net proceeds received in 1997 from the sale of FAMC and certain mortgage-related assets and liabilities.

         Financing activities used cash of $17,480,000 in 1998, compared with $21,655,000 and $71,414,000, respectively, used in 1997 and 1996. The decrease in cash used in 1998 primarily was due to stock repurchases in 1997 in the amount of $7,349,000, partially offset by greater reductions in outstanding debt in 1997, compared with 1998. The 1997 decrease from 1996 primarily was the result of (1) a 1997 increase of $26,010,000 in outstanding lines of credit in connection with the Company's expanding homebuilding activities, compared with a 1996 decrease of $44,630,000 in outstanding lines of credit; (2) higher repayments of notes payable in 1996; and (3) reduced stock repurchases in 1997, partially offset by the repurchase of $38,000,000 of Old Senior Notes in 1997.

         Included in 1998 cash flows from financing activities is the Company's sale of $175,000,000 principal amount of New Senior Notes (less issue costs of $3,459,000). The Company used the proceeds from this sale to repurchase $61,181,000 principal amount of Old Senior Notes, to defease the remaining $90,819,000 principal amount of Old Senior Notes outstanding and for general corporate purposes. A premium of $17,592,000 was paid on the repurchase and defeasance.

          IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

         Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC's customers to qualify for home mortgage loans, potentially decreasing home sales volume. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

         The volatility of interest rates could have an adverse effect on MDC's future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers. See "FORWARD-LOOKING STATEMENTS" below.

         MDC's business also is affected significantly by, among other things, general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS 133 as of January 1, 2000, will not have a material affect on its financial position or results of operations. See "FORWARD-LOOKING STATEMENTS" below.

                                      OTHER

FORWARD-LOOKING STATEMENTS.

         Certain statements in this Form 10-K Annual Report, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes;
(7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) the impact on the Company of Y2K compliance by the Company and its vendors, suppliers and subcontractors and by various governmental and regulatory agencies; and (15) other factors over which the Company has little or no control.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS.

                              M.D.C. HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                PAGE
                                                                                                ----
Consolidated Financial Statements
   Report of Independent Accountants .......................................................... F-2
   Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997................... F-3
   Consolidated Statements of Income for each of the Three Years in the Period Ended
     December 31, 1998......................................................................... F-5
   Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period
     Ended December 31, 1998................................................................... F-6
   Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
     December 31, 1998......................................................................... F-7
   Notes to Consolidated Financial Statements.................................................. F-8


                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Denver, Colorado

January 18, 1999

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         -------------------
                                                                            1998       1997
                                                                         --------   --------
ASSETS
Corporate
   Cash and cash equivalents...........................................  $  2,460   $  7,110
   Property and equipment, net.........................................     2,901      9,709
   Deferred income taxes...............................................    17,949     12,276
   Deferred debt issue costs, net......................................     2,589      6,851
   Other assets, net...................................................     5,670      2,944
                                                                         --------   --------
                                                                           31,569     38,890
                                                                         --------   --------

Homebuilding
   Cash and cash equivalents...........................................     7,279      3,867
   Home sales and other accounts receivable............................    12,771      7,559
   Investments and marketable securities, net..........................        --      1,392
   Inventories, net
     Housing completed or under construction...........................   294,104    249,928
     Land and land under development...................................   217,180    193,012
   Prepaid expenses and other assets, net..............................    58,981     55,788
                                                                         --------   --------
                                                                          590,315    511,546
                                                                         --------   --------

Financial Services
   Cash and cash equivalents...........................................       340        701
   Mortgage loans held in inventory....................................    84,548     65,256
   Other assets, net...................................................     7,241      5,377
                                                                         --------   --------
                                                                           92,129     71,334
                                                                         --------   --------
         Total Assets..................................................  $714,013   $621,770
                                                                         --------   --------
                                                                         --------   --------

                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                DECEMBER 31,
                                                                         -------------------------
                                                                             1998          1997
                                                                         -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses...............................  $    32,378   $    14,287
   Income taxes payable................................................       14,568        11,806
   Note payable........................................................           --         3,432
   Senior notes, net...................................................      174,339       150,354
   Subordinated notes, net.............................................           --        38,230
                                                                         -----------   -----------
                                                                             221,285       218,109
                                                                         -----------   -----------
Homebuilding
   Accounts payable and accrued expenses...............................      131,374       105,485
   Line of credit......................................................       21,871        20,766
   Notes payable.......................................................          866         9,676
                                                                         -----------   -----------
                                                                             154,111       135,927
                                                                         -----------   -----------
Financial Services
   Accounts payable and accrued expenses...............................       12,152        12,047
   Line of credit......................................................       28,334        26,094
                                                                         -----------   -----------
                                                                              40,486        38,141
                                                                         -----------   -----------
         Total Liabilities.............................................      415,882       392,177
                                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES J, N
   AND P)..............................................................           --            --
                                                                         -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued............................................................           --            --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     27,858,000 and 23,691,000 shares issued, respectively, at
     December 31, 1998 and 1997........................................          279           237
   Additional paid-in capital..........................................      175,160       142,429
   Retained earnings...................................................      160,291       126,356
   Accumulated other comprehensive income..............................        1,785           138
                                                                         -----------   -----------
                                                                             337,515       269,160
   Less treasury stock, at cost, 5,876,000 and 5,903,000 shares,
     respectively, at December 31, 1998 and 1997.......................      (39,384)      (39,567)
                                                                         -----------   -----------
         Total Stockholders' Equity....................................      298,131       229,593
                                                                         -----------   -----------
         Total Liabilities and Stockholders' Equity....................  $   714,013   $   621,770
                                                                         -----------   -----------
                                                                         -----------   -----------

                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                     1998             1997            1996
                                                                  -----------      -----------     -----------
REVENUES
   Homebuilding...............................................    $ 1,234,272      $   949,790     $   890,536
   Financial Services.........................................         27,909           18,557          30,578
   Corporate..................................................          1,028            1,215           1,481
                                                                  -----------      -----------     -----------
         Total Revenues.......................................      1,263,209          969,562         922,595
                                                                  -----------      -----------     -----------

COSTS AND EXPENSES
   Homebuilding...............................................      1,147,508          908,247         862,569
   Financial Services.........................................         12,121            9,378          11,921
   Corporate general and administrative.......................         19,728           11,849          11,578
   Corporate and homebuilding interest........................            - -              761           3,773
                                                                  -----------      -----------     -----------
         Total Expenses.......................................      1,179,357          930,235         889,841
                                                                  -----------      -----------     -----------
Income before income taxes and extraordinary item.............         83,852           39,327          32,754
Provision for income taxes....................................        (32,284)         (15,122)        (11,955)
                                                                  -----------      -----------     -----------
Income before extraordinary item..............................         51,568           24,205          20,799
Extraordinary loss from early extinguishments of debt,
   net of income tax benefit of $9,587 for 1998, $1,336
   for 1997 and $242 for 1996.................................        (15,314)          (2,179)           (421)
                                                                  -----------      -----------     -----------
NET INCOME....................................................         36,254           22,026          20,378
                                                                  -----------      -----------     -----------

Unrealized holding gains on securities arising during
 the year.....................................................          1,593            1,246             565
Less reclassification adjustment for gains (losses) included
   in net income..............................................            (54)             880              78
                                                                  -----------      -----------     -----------
Net unrealized holding gains on securities arising during the year, net of deferred income taxes of $1,080 for 1998,
   $233 for 1997 and $305 for 1996............................          1,647              366             487
                                                                  -----------      -----------     -----------
COMPREHENSIVE INCOME..........................................    $    37,901      $    22,392     $    20,865
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------

EARNINGS PER SHARE (NOTES A AND M)
  Basic
      Income before extraordinary item........................    $      2.79      $      1.37     $      1.12
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------
      Net Income..............................................    $      1.96      $      1.25     $      1.09
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------
  Diluted
      Income before extraordinary item........................    $      2.32      $      1.18     $       .98
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------
      Net Income..............................................    $      1.64      $      1.08     $       .97
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------

WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic.......................................................         18,451           17,673          18,623
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------
  Diluted.....................................................         22,606           21,899          22,763
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------

DIVIDENDS PAID PER SHARE......................................    $       .15      $       .12     $       .12
                                                                  -----------      -----------     -----------
                                                                  -----------      -----------     -----------


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                                      ADDITIONAL                  OTHER
                                            COMMON     PAID-IN     RETAINED     COMPREHENSIVE   TREASURY
                                             STOCK     CAPITAL     EARNINGS     INCOME (LOSS)     STOCK        TOTAL
                                            ------    ----------  ----------    -------------   ---------   ---------
BALANCES-JANUARY 1, 1996...............     $ 226     $ 136,022    $  88,191      $  (715)      $ (18,691)  $ 205,033

   Shares issued.......................         5         2,138           70           --             334       2,547
   Shares reacquired...................        --            --           --           --         (12,921)    (12,921)
   Unrealized gains on
     available-for-sale securities, net        --            --           --          487              --         487
   Non-qualified stock options exercised.      --           342           --           --              --         342
   Repayments of notes receivable for
     stock purchases, net..............        --           203           --           --              --         203
   Dividends paid......................        --            --       (2,222)          --              --      (2,222)
   Net income..........................        --            --       20,378           --              --      20,378
                                            -----     ---------    ---------      -------       ---------   ---------

BALANCES-DECEMBER 31, 1996.............       231       138,705      106,417         (228)        (31,278)    213,847

   Shares issued.......................         6          3,153          45           - -           (940)      2,264
   Shares reacquired...................       - -           - -          - -          - -          (7,349)     (7,349)
   Unrealized gains on
     available-for-sale securities, net       - -           - -          - -          366             - -         366
   Non-qualified stock options exercised.     - -         1,012          - -          - -             - -       1,012
   Notes receivable for stock purchases,
     net of repayments.................       - -          (441)         - -          - -             - -        (441)
   Dividends paid......................       - -           - -       (2,132)         - -             - -      (2,132)
   Net income..........................       - -           - -       22,026          - -             - -      22,026
                                            -----     ---------    ---------      -------       ---------   ---------

BALANCES-DECEMBER 31, 1997.............       237       142,429      126,356          138         (39,567)    229,593

   Shares issued.......................        42        30,267          456          - -             183      30,948
   Unrealized gains on
     available-for-sale securities, net       - -           - -          - -        1,647             - -       1,647
   Non-qualified stock options exercised.     - -         2,484          - -          - -             - -       2,484
   Notes receivable for stock purchases,
     net of repayments.................       - -           (20)         - -          - -             - -         (20)
   Dividends paid......................       - -           - -       (2,775)         - -             - -      (2,775)
   Net income..........................       - -           - -       36,254          - -             - -      36,254
                                            -----     ---------    ---------      -------       ---------   ---------

BALANCES-DECEMBER 31, 1998.............     $ 279     $ 175,160    $ 160,291      $ 1,785       $ (39,384)  $ 298,131
                                            -----     ---------    ---------      -------       ---------   ---------
                                            -----     ---------    ---------      -------       ---------   ---------


                 See notes to consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1998           1997          1996
                                                       -----------   -----------   -----------
OPERATING ACTIVITIES
Net income..........................................   $   36,254    $    22,026   $    20,378
Adjustments to reconcile net income to net cash
   provided by operating activities
     Loss from the early extinguishments of debt....       24,901          3,515           663
     Depreciation and amortization..................       20,228         15,050        12,067
     Homebuilding asset impairment charges..........        5,300          5,850         9,191
     Deferred income taxes..........................       (5,673)        (1,472)        2,926
     Gains on sales of mortgage related assets......       (4,509)          (986)       (4,943)
     Net changes in assets and liabilities
        Home sales and other accounts receivable....       (5,212)         2,659        15,973
        Homebuilding inventories....................      (76,454)        (7,077)        4,288
        Prepaid expenses and other assets...........      (18,981)        (9,215)       (6,682)
        Mortgage loans held in inventory............      (19,292)        (6,514)       (5,589)
        Accounts payable and accrued expenses.......       45,666         (5,695)        4,925
     Other, net.....................................       (1,428)           375        (5,272)
                                                       ----------    -----------   -----------
Net cash provided by operating activities...........          800         18,516        47,925
                                                       ----------    -----------   -----------

INVESTING ACTIVITIES
Net proceeds from sale of office building...........       13,250             --            --
Net purchase of property and equipment..............       (6,083)        (2,705)       (1,362)
Proceeds from the sale of FAMC......................        4,450          1,000         6,000
Changes in investments and marketable securities....        3,272          3,586         3,016
Other, net..........................................          192          1,632         6,344
                                                       ----------    -----------   -----------
Net cash provided by investing activities...........       15,081          3,513        13,998
                                                       ----------    -----------   -----------

FINANCING ACTIVITIES
Lines of credit
     Advances........................................    1,267,540       1,045,276   1,008,531
     Principal payments..............................   (1,265,083)     (1,019,266) (1,053,161)
Notes payable
     Borrowings......................................          866             192         487
     Principal payments..............................      (13,108)           (192)    (13,897)
Senior notes
     Proceeds from issuance..........................      171,541              --          --
     Repurchase and defeasance.......................     (152,000)        (38,000)         --
     Premium on repurchase and defeasance............      (17,592)         (1,520)         --
Repayment of subordinated notes......................      (10,230)             --          --
Stock repurchases....................................           --          (7,349)    (12,921)
Dividend payments....................................       (2,775)         (2,132)     (2,222)
Proceeds from stock issuance.........................        3,361           1,336       1,769
                                                       ----------    -----------   -----------
Net cash used in financing activities................      (17,480)        (21,655)    (71,414)
                                                       ----------    -----------   -----------

Net increase (decrease) in cash and cash equivalents.       (1,599)            374      (9,491)
Cash and cash equivalents
     Beginning of year...............................       11,678          11,304      20,795
                                                       ----------    -----------   -----------
     End of year.....................................  $    10,079     $    11,678 $    11,304
                                                       ----------    -----------   -----------
                                                       ----------    -----------   -----------


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

         SEGMENT INFORMATION - MDC has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. MDC's products come from two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes. In its financial services segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., "HomeAmerican") provides mortgage loans primarily to the Company's home buyers (the mortgage lending operations). Through September 30, 1996, Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc.; "FAMC") managed by contract the operations of two publicly traded real estate investment trusts (the asset management operations). In September 1996, the Company sold its 80% interest in FAMC.

         HOMEBUILDING.

         INVENTORIES - Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project's carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Cost includes interest capitalized during the period of active development through completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects being developed. Land and related costs are transferred to housing inventory when construction commences. See Note H.

         PREPAID EXPENSES AND OTHER ASSETS, NET - Homebuilding prepaid expenses and other assets include restricted investments which are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. See Note N. The restricted investments are recorded on the Consolidated Balance Sheet at market value, which is based on quoted prices, with the related unrealized gain included in accumulated other comprehensive income.

         The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

                                                          DECEMBER 31,
                                                   -----------------------
                                                      1998          1997
                                                   ---------     ---------
Restricted investments......................       $  21,342     $  21,182
Land option deposits........................          12,504         7,545
Deferred marketing costs....................           7,649         9,494
Prepaid tap and system development fees.....           5,444         7,621
Other.......................................          12,042         9,946
                                                   ---------     ---------
      Total.................................       $  58,981     $  55,788
                                                   ---------     ---------
                                                   ---------     ---------

         DEFERRED MARKETING COSTS - Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to selling, general and administrative expenses as the homes in the related subdivision are closed.

         REVENUE RECOGNITION - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

         WARRANTY COSTS - The Company's homes are sold with limited warranties issued by an unaffiliated warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. Warranty reserves are included in Homebuilding - Accounts payable and accrued expenses and totalled $35,249,000 and $35,865,000, respectively, at December 31, 1998 and 1997.

         FINANCIAL SERVICES.

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

         MORTGAGE SERVICING RIGHTS - Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 requires the Company to allocate the cost of mortgage loans originated and purchased between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. The adoption of SFAS 125 did not have a material impact on the financial statements.

         Mortgage servicing rights ("Servicing Rights") of $8,491,000 and $4,895,000 were capitalized during 1998 and 1997, respectively, pursuant to SFAS 125. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $8,097,000 and $3,903,000 for 1998 and 1997, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. Impairment of $115,000 was recognized during 1998. No impairment was recognized during 1997 or 1996.

         As of December 31, 1998 and 1997, the Company had unamortized Servicing Rights of $4,915,000 and $4,636,000, respectively, included in Financial Services - Other assets, net.

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

         ADDITIONAL STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates that the adoption of SFAS 133 as of January 1, 2000, will not have a material affect on its financial position or results of operations.

         RECLASSIFICATIONS - Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

B.   INFORMATION ON BUSINESS SEGMENTS

         The Company operates in two business segments - homebuilding and financial services. A summary of the Company's business segments is shown below (in thousands).

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                      1998          1997          1996
                                                                  -----------   -----------   -----------
HOMEBUILDING
  Home sales...............................................       $ 1,218,659   $   939,016   $   880,358
  Land sales...............................................            13,964         9,978         9,471
  Other revenues...........................................             1,649           796           707
                                                                  -----------   -----------   -----------
                                                                    1,234,272       949,790       890,536
                                                                  -----------   -----------   -----------
  Home cost of sales.......................................         1,012,140       802,961       759,405
  Land cost of sales.......................................             9,700         7,740         8,773
  Asset impairment charges.................................             5,300         5,850         9,191
  Marketing................................................            74,463        61,139        56,078
  General and administrative...............................            45,905        30,557        29,122
                                                                  -----------   -----------   -----------
                                                                    1,147,508       908,247       862,569
                                                                  -----------   -----------   -----------
      HOMEBUILDING OPERATING PROFIT........................            86,764        41,543        27,967
                                                                  -----------   -----------   -----------


                                                                               YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------
                                                                          1998        1997         1996
                                                                       ----------  ----------   ---------
FINANCIAL SERVICES
    Mortgage Lending Revenues
       Interest.................................................           2,270       1,918       3,543
       Origination fees.........................................           9,738       6,751       6,209
       Gains on sales of mortgage servicing.....................           2,512       1,739       6,020
       Gains on sales of mortgage loans, net....................           8,460       6,182       4,905
       Mortgage servicing and other.............................             327         490       1,545
    Asset Management Revenues...................................           4,602       1,477       8,356
                                                                       ---------   ---------   ---------
                                                                          27,909      18,557      30,578

    General and Administrative Expenses.........................          12,121       9,378      11,921
                                                                       ---------   ---------   ---------
           FINANCIAL SERVICES OPERATING PROFIT..................          15,788       9,179      18,657
                                                                       ---------   ---------   ---------
TOTAL OPERATING PROFIT..........................................         102,552      50,722      46,624
                                                                       ---------   ---------   ---------
CORPORATE
       Interest and other revenues..............................           1,028       1,215       1,481
       Interest expense.........................................              --        (761)     (3,773)
       General and administrative...............................         (19,728)    (11,849)    (11,578)
                                                                       ---------   ---------   ---------
           NET CORPORATE EXPENSES...............................         (18,700)    (11,395)    (13,870)
                                                                       ---------   ---------   ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...............       $  83,852   $  39,327   $  32,754
                                                                       ---------   ---------   ---------
                                                                       ---------   ---------   ---------

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1998, 1997 and 1996 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheet.

C.   MORTGAGE LOANS HELD IN INVENTORY

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

                                                             DECEMBER 31,
                                                        ------------------------
                                                           1998          1997
                                                        ---------     ----------
First mortgage loans
   Conventional......................................   $  59,605     $  40,689
   FHA and VA........................................      26,618        26,191
                                                        ---------     ---------
                                                           86,223        66,880

Less
   Unamortized discounts.............................        (224)         (324)
   Deferred fees.....................................        (472)         (365)
   Allowance for loan losses.........................        (979)         (935)
                                                        ---------     ---------
     Total...........................................   $  84,548     $  65,256
                                                        ---------     ---------
                                                        ---------     ---------


        Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 6.8% at December 31, 1998.

D.   LINES OF CREDIT

         HOMEBUILDING - In March 1997, the Company modified the terms of its line of credit, increasing the available borrowings from $150,000,000 to $175,000,000 and extending the maturity date of the agreement by one year to June 30, 2001. In June 1998, the Company again modified the terms of this line of credit, increasing available borrowings from $175,000,000 to $300,000,000, and extending the maturity date of this agreement by two years to June 30, 2003. Pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At December 31, 1998, $21,871,000 was borrowed and $6,557,000 in letters of credit were outstanding under this line of credit. At December 31, 1998 and 1997, the weighted-average interest rates on the line of credit were 7.4% and 7.9%, respectively.

         MORTGAGE LENDING - The aggregate amount available under MDC's mortgage lending bank line of credit at December 31, 1998 was $51,000,000. Available borrowings under this line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1998, $28,334,000 was borrowed and an additional $22,666,000 was collateralized and available to be borrowed. The line of credit is cancellable upon 90 days' notice. At December 31, 1998 and 1997, the weighted-average interest rates on the line of credit were 6.2% and 6.1%, respectively.

         GENERAL - The agreements for the Company's senior notes and bank lines of credit require compliance with certain representations, warranties and covenants. At December 31, 1998, the Company was in compliance with these representations, warranties and covenants.

         The principal financial covenants contained in the agreement for the Company's senior notes and bank lines of credit include (1) various minimum net worth requirements; (2) compliance with certain leverage tests; (3) restrictions on certain types of payments on, or redemptions of, the Company's securities; (4) restrictions on certain sales of assets; and (5) limitations on incurring additional indebtedness or liens.

E.   NOTES PAYABLE

         SENIOR NOTES AND SUBORDINATED NOTES - The following table sets forth the information relating to senior notes and subordinated notes (in thousands).

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                          1998         1997
                                                                       ----------    --------
 Senior notes
   8 3/8% senior notes due February 2008 (effective rate 8.7%).......  $ 174,339    $      --
   11 1/8% senior notes due December 2003 (effective rate 12.3%).....
                                                                              --      150,354
                                                                       ---------    ----------
                                                                       $ 174,339    $ 150,354
                                                                       ---------    ----------
                                                                       ---------    ----------
 Subordinated notes
  8 3/4% convertible subordinated notes due December 2005,
    converted into MDC common stock at $7.75 per common
    share on December 15, 1998 (effective rate 9.5%).................. $      --    $  28,000
  6.64% subordinated fixed-rate notes due April 1998
    (effective rate 6.7%).............................................        --       10,230
                                                                       ---------    ----------
                                                                       $      --    $  38,230
                                                                       ---------    ----------
                                                                       ---------    ----------

         In December 1993, the Company completed an offering of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Old Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes were convertible into shares of MDC common stock at an initial conversion price of $7.75 per share. In March 1997, the Company repurchased $38,000,000 principal amount of the Old Senior Notes. On January 28, 1998, the remaining Old Senior Notes either were repurchased or defeased with proceeds of the issuance of the Company's 8 3/8% senior notes due 2008 (the "New Senior Notes"). The Convertible Subordinated Notes were called for redemption by the

Company in December 1998 at a price of 105, resulting in the conversion of all $28,000,000 principal amount of Convertible Subordinated Notes into 3,612,900 shares of MDC common stock. See Note L.

         The New Senior Notes indenture imposes certain covenants on the Company, including limitations on the Company's ability to incur indebtedness, make certain types of payments, enter into specified transactions with affiliates of the Company, affect certain sales of assets, incur specified liens, merge or consolidate or sell substantially all of its assets. The New Senior Notes are not secured.

         The $10,230,000 principal amount of the 6.64% subordinated fixed-rate notes was issued in April 1993 in exchange for certain previously outstanding subordinated variable-rate notes. These notes were repaid in April 1998.

         OTHER NOTES PAYABLE - Corporate and homebuilding notes payable of $866,000 and $13,108,000 at December 31, 1998 and 1997, respectively, consist principally of loans collateralized by real estate. These notes incur interest at rates ranging from 0% to 9.25%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $2,153,000 and $21,016,000 at December 31, 1998 and 1997, respectively.

         GENERAL - The following table sets forth the scheduled principal payments on the New Senior Notes and other notes payable at December 31, 1998 (in thousands).

         1999.............  $      574
         2000.............  $      292
         2001.............  $       --
         2002.............  $       --
         2003.............  $       --
         Thereafter.......  $  175,000

F.   RETIREMENT PLANS

         In October 1997, the Company established a defined benefit retirement plan (the "Plan") for two executive officers of the Company under which the Company agreed to make future payments which have a projected benefit obligation of $4,881,000 at December 31, 1998. The Plan is not funded and benefits vest in either two or five years from plan inception. Unrecognized prior service cost of $3,574,000 at December 31, 1998 will be recognized over the employees' average estimated service periods. Plan expense for the years ended December 31, 1998 and 1997 were $869,000 and $183,000, respectively. Included on the December 31, 1998 Consolidated Balance Sheet is an intangible asset of $2,378,000 related to unamortized prior service cost and a corresponding accrued pension liability for the same amount. A discount rate of 8% and a future annual compensation rate increase of 4% for the year ended December 31, 1998 and 3% for the period ended December 31, 1997 were used in the calculation of the actuarial present value of the projected benefit obligation. A summary of the changes in the projected benefit obligation from December 31, 1996 to December 31, 1998 is as follows (in thousands).

Projected benefit obligation - December 31, 1996.......   $    --
    Prior service cost.................................     3,980
    Service cost.......................................        42
    Interest cost......................................        81
                                                          -------
Projected benefit obligation - December 31, 1997.......     4,103
                                                          -------
    Service cost.......................................       197
    Interest cost......................................       347
    Unrecognized  loss due to change in compensation
       rate increase...................................       234
                                                          -------
Projected benefit obligation - December 31, 1998.......   $ 4,881
                                                          -------
                                                          -------

         The Company sponsors a Section 401(k) defined contribution plan covering all of its eligible employees. At its discretion, the Company may make annual matching contributions. The expense recorded by the Company for its matching contributions for the years ended December 31, 1998, 1997 and 1996 was $1,377,000, $696,000 and $401,000, respectively.

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

         Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), the Company is authorized by the MDC Board of Directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During both 1998 and 1997, certain eligible executives of the Company exercised options to purchase 175,000 shares of MDC common stock under the Employee Plan. Aggregate notes receivable under the Option Purchase Program of $1,620,000 and $1,600,000, respectively, at December 31, 1998 and 1997 have reduced stockholders' equity.

         Director Equity Incentive Plan - Under the Director Equity Incentive Plan (the "Director Plan"), non-employee directors of the Company are granted stock options. The Director Plan provided for an initial authorization of 300,000 shares of MDC common stock for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Plan. During 1997, the Board of Directors authorized, and the Company's stockholders approved, an additional 350,000 shares of MDC common stock for issuance under the Director Plan. Pursuant to the Director Plan, on December 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Plan vests immediately and expires five years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option.

         A summary of the changes in stock options during each of the three years ended December 31, 1998 is as follows (in shares of MDC common stock).

                                                                       WEIGHTED AVERAGE
                                                        SHARES          EXERCISE PRICE
                                                      ---------        ----------------
Outstanding - January 1, 1996......................   2,147,500        $    5.18

   Exercised.......................................    (404,500) (1)   $    4.56
   Granted.........................................     815,000        $    7.15
   Cancelled.......................................    (510,000)       $    6.01
                                                      ---------

Outstanding - December 31, 1996....................   2,048,000        $    5.88

   Exercised.......................................    (618,000)       $    4.63
   Granted.........................................     461,000        $   11.46
   Cancelled.......................................          --
                                                      ---------

Outstanding - December 31, 1997....................   1,891,000        $    7.65

   Exercised.......................................    (554,000)       $    6.10
   Granted.........................................     509,000        $   18.01
   Cancelled.......................................     (41,000)       $   11.79
                                                      ---------

Outstanding - December 31, 1998....................   1,805,000        $   10.96
                                                      ---------
                                                      ---------

Exercisable - December 31,

   1998............................................     984,332        $    7.48
   1997............................................   1,283,416        $    6.33
   1996............................................   1,217,500        $    5.04

Reserved for issuance at December 31, 1998.........     628,724


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

         If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS 123, net income in 1998 would have been reduced by approximately $1,154,000, or $.06 per basic and $.05 per diluted share. Net income for 1997 and 1996 would have been reduced by $520,000 and $505,000, respectively, or $.03 per basic and $.02 per diluted share. The average fair value of each option granted during 1998, 1997, and 1996 is estimated at $7.69, $4.55 and $2.61, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions (1) volatility of 48.60%, 35.60% and 30.80%, respectively, in 1998, 1997 and 1996; (2) risk free interest rates of 4.8%, 5.9%, and 6.0%, respectively, for 1998, 1997 and 1996; (3) expected lives of five to six years with no defaults; and (4) the Company's present dividend yield rate.

         The following table summarizes information concerning outstanding and exercisable options at December 31, 1998.

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------    ---------------------------
                                          AVERAGE       WEIGHTED                        WEIGHTED
     RANGE OF             NUMBER         REMAINING       AVERAGE         NUMBER          AVERAGE
  EXERCISE PRICE        OUTSTANDING    CONTRACT LIFE  EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
  ---------------       -----------    -------------  --------------    -----------   --------------
   $4.25 -  $5.00          100,000          0.94          $4.63           100,000          $4.63
   $5.01 - $10.00          799,000          2.73          $7.03           724,832          $7.00
  $10.01 - $15.00          409,500          4.14         $11.47           159,500         $11.42
  $15.01 - $20.00          496,500          5.18         $18.13                --             --
                         ---------                                      ---------
                         1,805,000          3.62         $10.96           984,332          $7.48
                         ---------                                      ---------
                         ---------                                      ---------

         MDC COMMON STOCK REPURCHASE PROGRAM - On July 25, 1996 and October 8, 1996, the MDC Board of Directors authorized share repurchase programs to repurchase up to 2,000,000 shares of MDC common stock. In February 1997, the Company repurchased 838,000 shares of MDC common stock at $8.77 per share, including commission, substantially completing the programs. At December 31, 1998 and 1997, the Company held 5,876,000 and 5,903,000 shares of treasury stock, respectively, with an average purchase price of $6.70.

H.   HOMEBUILDING ASSET IMPAIRMENT CHARGES

         Operating results were reduced by asset impairment charges totalling $5,300,000, $5,850,000 and $9,191,000 in 1998, 1997 and 1996, respectively, related to certain of the Company's homebuilding assets, primarily in suburban Maryland. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                   YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                   1998      1997    1996
                                                 --------  -------  -------
Completed homes and homes under construction...  $   888   $ 1,916  $   220
Land under development and other...............    4,412     3,934    8,971
                                                 --------  -------  -------
  Total........................................  $ 5,300   $ 5,850  $ 9,191
                                                 --------  -------  -------
                                                 --------  -------  -------

         Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project's carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Cost includes interest capitalized during the period of active development through completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects being developed. Land and related costs are transferred to housing inventory when construction commences. Fair value is determined by management estimate and incorporates anticipated future revenues and costs.

         The asset impairment charge described above, included in homebuilding costs and expenses in the consolidated statements of income, primarily were the result of the (1) recognition of losses anticipated from the closing of certain homes under contract but not yet delivered ("Backlog") and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory;
(2) write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins (as defined below); and (3) write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects or projects which the Company intends to terminate. These factors impact management's estimates of fair value, future revenues and costs related to the particular subdivision. "Home Gross Margins" are gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense, and financing costs) as a percent of home sales revenues.

I.  CORPORATE AND HOMEBUILDING INTEREST ACTIVITY (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Interest capitalized in homebuilding activity,
   beginning of year...............................     $   37,991    $   40,745    $   40,217

Interest incurred..................................         22,525        26,368        30,296

Interest expensed..................................             --          (761)       (3,773)

Previously capitalized interest included in
   cost of sales...................................        (34,184)      (28,361)      (25,995)
                                                        ----------    ----------    ----------
Interest capitalized in homebuilding inventory,
   end of year.....................................     $   26,332    $   37,991    $   40,745
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

J.  INCOME TAXES

         Total income taxes have been allocated as follows (in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Tax expense on income before income taxes and
   extraordinary item................................   $   32,284    $   15,122    $   11,955
Extraordinary loss...................................       (9,587)       (1,336)         (242)
Stockholders' equity, related to exercise of stock
   options...........................................       (2,484)       (1,012)         (342)
                                                        ----------    ----------    ----------
Total income taxes...................................   $   20,213    $   12,774    $   11,371
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

         The significant components of income tax expense on income before income taxes and extraordinary item consist of the following (in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Current tax expense
   Federal...........................................   $   34,605    $   14,972    $    8,612
   State.............................................        5,082         1,622           417
                                                        ----------    ----------    ----------
     Total current...................................       39,687        16,594         9,029
                                                        ----------    ----------    ----------
Deferred tax expense (benefit)
   Federal...........................................       (6,825)       (1,349)        2,458
   State.............................................         (578)         (123)          468
                                                        ----------    ----------    ----------
     Total deferred..................................       (7,403)       (1,472)        2,926
                                                        ----------    ----------    ----------
Total income tax expense.............................   $   32,284    $   15,122    $   11,955
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------


         The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item as a result of the following (in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Tax expense computed at statutory rate...............   $   29,348    $   13,764    $   11,464
Increase (reduction) due to
     Permanent differences between financial
       statement income and taxable income...........          293           231            54
     State income tax, net of federal benefit........        2,350           864           791
     Adjustments to prior years' income taxes........           --            --          (297)
     Other...........................................          293           263           (57)
                                                        ----------    ----------    ----------
Total income tax expense.............................   $   32,284    $   15,122    $   11,955
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------
Effective tax rate...................................        38.5%         38.5%         36.5%
                                                        ----------    ----------    ----------
                                                        ----------    ----------    ----------

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                                 DECEMBER 31,
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
Deferred tax assets
   Warranty, litigation and other reserves..........      $   14,443    $   11,657
   Inventory impairment charges.....................           8,049         8,875
   Accrued liabilities..............................           3,160         1,398
   Inventory, additional costs capitalized for tax
     purposes.......................................           5,775         5,912
   Property, equipment and other assets, net........           1,146           998
                                                          ----------    ----------
       Total gross deferred tax assets..............          32,573        28,840
                                                          ----------    ----------

Deferred tax liabilities
   Deferred revenue.................................           4,391         5,752
   Inventory, additional costs capitalized for
     financial statement purposes...................           7,721        10,663
   Subsidiaries not consolidated for tax purposes...           1,730           - -
   Other............................................             782           149
                                                          ----------    ----------
       Total gross deferred tax liabilities.........          14,624        16,564
                                                          ----------    ----------
   Net deferred tax asset...........................      $   17,949    $   12,276
                                                          ----------    ----------
                                                          ----------    ----------

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

         The Internal Revenue Service (the "IRS") has completed its examinations of the MDC Consolidated Returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the MDC Consolidated Returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this examination. In the opinion of management, adequate provision has been made for additional income taxes and interest which may arise as a result of these examinations.

         The examination of the Richmond Homes Consolidated Return for the period ended February 2, 1994 was completed in December 1998 with no adjustments to taxable income as reported.

K.   REORGANIZATION AND SALE OF FAMC

         In September 1996, the Company sold its 80% interest in FAMC for $11,450,000. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of promissory notes which were payable at specified dates during the 10 years following the sale and were convertible, under certain circumstances, into an equity interest in FAMC. The sale resulted in the recognition of a gain of $4,042,000 in 1996. An additional gain of $5,450,000 attributable to the promissory notes was deferred based upon uncertainty regarding the collectibility of principal on the notes and the expiration of the conversion features. In 1998 and 1997, the Company received principal payments of $4,450,000 and $1,000,000, respectively, on the promissory notes, resulting in the recognition of gains in 1998 and 1997 equal to the amounts received.

L.   EXTRAORDINARY ITEM

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of Old Senior Notes. Net income for 1997 included an extraordinary loss of $2,179,000, net of an income tax benefit of $1,336,000, recognized in connection with the Company's repurchase of $38,000,000 principal amount of Old Senior Notes. Net income for 1996 included an extraordinary loss of $421,000, net of an income tax benefit of $242,000, recognized in connection with borrowings under certain bank lines of credit and project loans which were retired.

M.   EARNINGS PER SHARE

         Pursuant to SFAS 128, the computation of diluted earnings per share takes into account the effect of dilutive stock options and, for periods prior to December 15, 1998, assumes the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
BASIC EARNINGS PER SHARE
   Income before extraordinary item.................     $   51,568    $   24,205    $   20,799
   Extraordinary loss, net of taxes.................        (15,314)       (2,179)         (421)
                                                         ----------    ----------    ----------
      Net income....................................     $   36,254    $   22,026    $   20,378
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------
   Weighted-average shares outstanding..............         18,451        17,673        18,623
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------
   Per share amounts
      Income before extraordinary item..............     $     2.79    $     1.37    $     1.12
      Extraordinary loss, net of taxes..............          (0.83)        (0.12)        (0.03)
                                                         ----------    ----------    ----------
      Net income....................................     $     1.96    $     1.25    $     1.09
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------
DILUTED EARNINGS PER SHARE
   Income before extraordinary item.................     $   51,568    $   24,205    $   20,799
   Conversion of Convertible Subordinated Notes.....            783         1,575         1,608
                                                         ----------    ----------    ----------
   Adjusted income before extraordinary item......           52,351        25,780        22,407
   Extraordinary loss, net of taxes.................        (15,314)       (2,179)         (421)
                                                         ----------    ----------    ----------
      Adjusted net income...........................     $   37,037    $   23,601    $   21,986
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------
   Weighted-average shares outstanding..............         18,451        17,673        18,623
   Stock options, net...............................            866           613           527
   Conversion of Convertible Subordinated Notes.....          3,289         3,613         3,613
                                                         ----------    ----------    ----------
      Diluted weighted-average shares outstanding...         22,606        21,899        22,763
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------
   Per share amounts
      Income before extraordinary item..............     $     2.32    $     1.18    $     0.98
      Extraordinary loss, net of taxes..............          (0.68)        (0.10)        (0.01)
                                                         ----------    ----------    ----------
      Net income....................................     $     1.64    $     1.08    $     0.97
                                                         ----------    ----------    ----------
                                                         ----------    ----------    ----------


N.   LEGAL PROCEEDINGS

         During 1994 and 1995, class action litigation was filed against several of the Company's subsidiaries (the "Expansive Soils Cases"), alleging claims relating to the construction of homes on lots with expansive soils. On November 26, 1996 the settlement of the Expansive Soils Cases became final. As a result, the Company recorded additional warranty reserves. The impact in the consolidated statements of income of these additional warranty reserves was offset by indemnity payments received from insurance and deposited directly into a qualified settlement fund. The settlement provided for the creation of a warranty program for eligible owners of homes constructed by the Company's Colorado homebuilding subsidiaries and closed between June 1986 and June 1996. Management believes the settlement will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

         INVESTMENTS AND MARKETABLE SECURITIES, NET - Investments in marketable equity securities (other than those assets held for eligible claims made under warranties created pursuant to the settlement of the Expansive Soils Cases, see Notes A and N) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

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

         SENIOR NOTES AND SUBORDINATED NOTES - The estimated fair value of the New Senior Notes, Old Senior Notes and subordinated notes in the following table are based on dealer quotes.

                                                     DECEMBER 31, 1998       DECEMBER 31, 1997
                                                  ----------------------   ---------------------
                                                   RECORDED    ESTIMATED   RECORDED    ESTIMATED
                                                    AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                  ---------   ----------  ---------   ----------
New Senior Notes................................  $ 174,339   $ 172,813   $      --   $      --
Old Senior Notes................................  $      --   $      --   $ 150,354   $ 167,960
Subordinated notes..............................  $      --   $      --   $  38,230   $  65,850


P.   COMMITMENTS AND CONTINGENCIES

         The Company believes that it is subject to risks and uncertainties common to the homebuilding industry including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counterparty non-performance risk associated with performance bonds; and (6) environmental regulations which vary significantly according to a site's condition, location and former uses. The Company's operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona and Nevada.

         To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1998, commitments by HomeAmerican to originate mortgage loans totalled $44,523,000 at market rates of interest. At December 31, 1998, unexpired short-term forward commitments to sell loans totalled $96,500,000 at market rates of interest.

         MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $3,404,000 in 1999, $3,054,000 in 2000, $2,809,000 in 2001, $2,332,000 in 2002 and $2,028,000 in
2003. Rent expense under
cancellable and noncancellable leases totalled $3,665,000, $3,091,000 and $2,877,000 in 1998, 1997, and 1996, respectively.

         In May 1998, MDC sold its headquarters office building for net proceeds of $13,250,000 in a sale-leaseback transaction. The gain on the sale of $3,715,000 is being recognized ratably over the initial lease term of seven years.

         As of December 31, 1998, MDC has guaranteed payment of principal and interest on $26,008,000 principal amount of bonds issued by municipal agencies to fund the development of project infrastructure for a master-planned community in Colorado.

Q.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                           YEAR ENDED DECEMBER 31
                                                 ---------------------------------------
                                                     1998          1997          1996
                                                 -----------   -----------   -----------
Cash paid during the year for
     Interest................................    $   15,296    $   28,526    $   34,415
     Income taxes............................    $   24,820    $   14,307    $    8,941

Non-cash investing and financing activities
     Land purchases financed by seller.......    $       --    $    6,750    $    5,852
     Land sales financed by MDC..............    $       --    $    1,183    $      205
     Conversion of Convertible Subordinated

       Notes to equity.......................    $   28,000    $       --    $       --

R.   RELATED PARTY TRANSACTIONS

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $243,000, $404,000 and $189,000 in 1998, 1997 and 1996, respectively.

         The Company utilizes the services of companies owned by two former employees of the Company, one of whom is the brother-in-law of an officer and director of the Company. During 1998, 1997 and 1996, the Company paid $3,647,000, $1,975,000 and $3,586,000, respectively, for plumbing, door and millwork services provided by these companies.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $418,000, $414,000 and $499,000, respectively, in 1998, 1997 and 1996.

         The wife of an officer and director of the Company provides consulting services to the Company. Total fees paid for her services were $80,000, $98,000 and $36,000, respectively, in 1998, 1997 and 1996.

S.   SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1998 is as follows (in thousands, except per share amounts).

                                                                          QUARTER
                                                  -----------------------------------------------------
                                                     FOURTH         THIRD        SECOND        FIRST
                                                  -----------   -----------   -----------   -----------
1998
Revenues........................................  $   384,194   $   331,635   $   303,879   $   243,501
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
Income before extraordinary item................  $    16,802   $    14,257   $    12,581   $     7,928
Extraordinary (loss)............................           --            --            --       (15,314)
                                                  -----------   -----------   -----------   -----------
       Net income (loss)........................  $    16,802   $    14,257   $    12,581   $    (7,386)
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------

Earnings Per Share
    Basic
       Income before extraordinary item.........  $       .86   $       .78   $       .70   $       .44
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Net income (loss)........................  $       .86   $       .78   $       .70   $     (.41)
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
    Diluted
       Income before extraordinary item.........  $       .74   $       .65   $       .58   $       .37
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Net income (loss)........................  $       .74   $       .65   $       .58   $     (.31)
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
Weighted-Average Shares Outstanding
       Basic....................................       19,620        18,205        18,042        17,919
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Diluted..................................       22,700        22,673        22,469        22,392
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------

1997
Revenues........................................  $   271,840   $   266,618   $   237,285   $   193,819
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
Income before extraordinary item................  $     8,183   $     7,302   $     5,134   $     3,586
Extraordinary (loss)............................           --            --            --        (2,179)
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $     8,183   $     7,302   $     5,134   $     1,407
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------

Earnings Per Share
    Basic
       Income before extraordinary item.........  $       .46   $       .42   $       .29   $       .20
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $       .46   $       .42   $       .29   $       .08
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
    Diluted
       Income before extraordinary item.........  $       .39   $       .35   $       .26   $       .18
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $       .39   $       .35   $       .26   $       .08
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
Weighted-Average Shares Outstanding
       Basic....................................       17,770        17,569        17,463        17,891
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------
       Diluted..................................       22,041        21,779        21,583        22,107
                                                  -----------   -----------   -----------   -----------
                                                  -----------   -----------   -----------   -----------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Shareowners to be held on or about May 24, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Shareowners to be held on or about May 24, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Shareowners to be held on or about May 24, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1999 Annual Meeting of Shareowners to be held on or about May 24, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

                                                                                                       PAGE
M.D.C. Holdings, Inc. and Subsidiaries
  Report of Independent Accountants.................................................................   F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1997......................................   F-3
  Consolidated Statements of Income for each of the Three Years Ended December 31, 1998.............   F-5
  Consolidated Statements of Stockholders' Equity for each of the Three Years Ended  December 31,
    1998............................................................................................   F-6
  Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 1998.........   F-7
  Notes to Consolidated Financial Statements........................................................   F-8

     (a) 2.  FINANCIAL STATEMENT SCHEDULES.

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

     4.5       Guaranty Agreement between the Company as guarantor and Bank
               One, Denver, N.A., as Trustee under Indenture of Trust dated as of June 1, 1994 between it and Superior Metropolitan
               District No. 1 dated as of June 1, 1994 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994). *

     4.6       Credit Agreement dated as of April 10, 1996 among Richmond
               American Homes of California, Inc., Richmond American Homes of
               Maryland, Inc., Richmond American Homes of Nevada, Inc.,
               Richmond American Homes of Virginia, Inc., Richmond American
               Homes, Inc., Richmond Homes, Inc. I and Richmond Homes, Inc.
               II as Borrowers and the Banks Named Herein as Banks and Bank
               One, Arizona, NA as Agent (the "Credit Agreement")
               (incorporated herein by reference to Exhibit 4.1 of the
               Company's Quarterly Report on Form 10-Q dated March 31, 1996).
               *

     4.7       Schedule "2.21" to Credit Agreement--Terms Relating to Last 24
               Months of Term/No Extension (incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996). *

     4.8       Schedule "2.22" to Credit Agreement--Terms Relating to
               Conversion Period (incorporated herein by reference to Exhibit
               4.3 of the Company's Quarterly Report on Form 10-Q dated March
               31, 1996). *

     4.9       Guaranty of Credit Agreement dated as of April 10, 1996 by
               M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 4.4 of the Company's Quarterly Report on Form 10-Q dated March 31, 1996). *

     4.10(a)   Fourth Modification Agreement as of December 31, 1998 among
               Richmond American Homes of California, Inc., Richmond American
               Homes of Maryland, Inc., Richmond American Homes of Nevada,
               Inc., Richmond American Homes of Virginia, Inc., Richmond
               American Homes of Arizona, Inc., Richmond American Homes of
               Colorado, Inc., and Richmond American Homes of



               Northern California, Inc., as Borrowers and the Banks listed on the signature pages of the modification agreement as Banks and Bank One, Arizona, NA, as Agent.

     4.10(b)   Third Modification Agreement as of June 2, 1998 among Richmond
               American Homes of California, Inc., Richmond American Homes of
               Maryland, Inc., Richmond American Homes of Nevada, Inc.,
               Richmond American Homes of Virginia, Inc., Richmond American
               Homes of Arizona, Inc., Richmond American Homes of Colorado,
               Inc., and Richmond Homes, Inc. II and Bank One, Arizona, NA, as Agent (incorporated herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q dated June 30,
               1998). *

     4.10(c)   Form of Promissory Note of Richmond American Homes of
               California, Inc., Richmond American Homes of Maryland, Inc.,
               Richmond American Homes of Nevada, Inc., Richmond American
               Homes of Virginia, Inc., Richmond American Homes of Arizona,
               Inc., and Richmond American Homes of Colorado, Inc. as Makers dated June 2, 1998 (incorporated herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 1998). *

     4.11 Form of Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to Form S-3). *

     10.1 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy
               Statement dated May 14, 1993 relating to the 1993 Annual
               Meeting of Stockholders). *

     10.2 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy
               Statement dated May 14, 1993 relating to the 1993 Annual
               Meeting of Stockholders). *

     10.3(a)   First Amendment to M.D.C. Holdings, Inc. Director Equity
               Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1997 relating to the 1997 Annual Meeting of Stockholders). *

     10.3(b)   Second Amendment to M.D.C. Holdings, Inc. Director Equity
               Incentive Plan (incorporated herein by reference to Exhibit
               4.3 of the Company's Quarterly Report on Form 10-Q dated June
               30, 1998). *

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

     10.7 Promissory Note in the amount of $280,080 from Mandarich to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *



     10.8      Fifth Amendment to Piney Creek Development Co. Joint Venture
               Agreement dated June 13, 1991 by and between Commercial
               Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.9      Consulting Agreement effective October 1, 1998 by and between
               Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998). *

     10.10 Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 20, 1998.

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

     10.12(b) Amendment No. 1 to Executive Option Purchase program, effective November 4, 1997 in part and December 1, 1997 in part (incorporated herein by reference to Exhibit 10.12(b) of the Company's Annual Report on Form 10-K dated December 31,
               1997). *

     10.13     Acquisition Agreement by and among FAM Acquisitions LLC and
               M.D.C. Holdings, Inc., Financial Asset Management Corporation and M.D.C. Residual Holdings, Inc. dated as of September 6,
               1996 (the "Acquisition Agreement") (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996). *

     10.14     Amendment No. 1 to Acquisition Agreement dated as of September
               30, 1996 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September
               30, 1996). *

     10.15(a)  Forms of Promissory Notes and Pledge Agreements dated December
               9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and
               Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit
               10.19 of the Company's Annual Report on Form 10-K dated
               December 31, 1996). *

     10.15(b)  Forms of Promissory Notes and Pledge Agreements dated December
               18, 1997 between the Company and Michael Touff and Paris G.
               Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual Report on Form 10-K dated December 31,
               1997). *

     10.17(a) Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14,
               1998). *

     10.17(b)  Employment Agreement between the Company and David D.
               Mandarich dated October 1, 1997 (incorporated herein by
               reference to Exhibit 99.2 of the Company's Form 8-K dated
               January 14, 1998). *
                                       24


     10.18(a)  Change in Control Agreement between M.D.C. Holdings, Inc. and
               Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998). *

     10.18(b)  Change in Control Agreement between M.D.C. Holdings, Inc. and
               Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated
               March 27, 1998). *

     10.18(c)  Form of Change in Control Agreement between M.D.C. Holdings,
               Inc. and certain employees of M.D.C. Holdings, Inc.
               (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998). *

     21        Subsidiaries of the Company.

     23        Consent of PricewaterhouseCoopers LLP.

     27        Financial Data Schedule.


-------------------

* Incorporated herein by reference.

     (b) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 8th day of March, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                       M.D.C. HOLDINGS, INC.
                                       (Registrant)

                                       By: /s/ LARRY A. MIZEL
                                          ---------------------------
                                          Larry A. Mizel
                                          CHIEF EXECUTIVE OFFICER

                                       By: /s/ PARIS G. REECE III
                                          ---------------------------
                                          Paris G. Reece III
                                          SENIOR VICE PRESIDENT, CHIEF
                                          FINANCIAL OFFICER AND PRINCIPAL
                                          ACCOUNTING OFFICER

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

         SIGNATURE                            TITLE                                        DATE
         ---------                            -----                                        ----
/s/ LARRY A. MIZEL           Chairman of the Board of Directors, President and         March 8, 1999
-------------------------      Chief Executive Officer
   Larry A. Mizel

/s/ DAVID D. MANDARICH       Director, Executive Vice President - Real Estate and      March 8, 1999
-------------------------      Chief Operating Officer
   David D. Mandarich

/s/ STEVEN J. BORICK         Director                                                  March 8, 1999
-------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN        Director                                                  March 8, 1999
-------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER        Director                                                  March 8, 1999
-------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD      Director                                                  March 8, 1999
-------------------------
   Herbert T. Buchwald


                     (A Majority of the Board of Directors)