Form 10-Q
period 1999-03-31
MDC HOLDINGS INC
filed 1999-05-04
CIK 773141

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ---------------

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


           As of May 3, 1999, 22,274,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                    INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information

              Item 1.    Condensed Consolidated Financial Statements

                         Balance Sheets as of March 31, 1999 (Unaudited)
                           and December 31, 1998.........................   1

                         Statements of Income (Loss) (Unaudited) for the
                           three months ended March 31, 1999 and 1998....   3

                         Statements of Cash Flows (Unaudited) for the
                           three months ended March 31, 1999 and 1998....   4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited)........................   5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.   8

Part II.       Other Information

               Item 1.   Legal Proceedings..............................   17

               Item 4.   Submission of Matters to a Vote of Shareowners.   17

               Item 5.   Other Information..............................   17

               Item 6.   Exhibits and Reports on Form 8-K...............   17

                               M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                   (In thousands)

                                                    March 31,   December 31,
                                                      1999          1998
                                                  -----------   -----------
ASSETS                                            (Unaudited)
Corporate
   Cash and cash equivalents...................   $    2,591    $     2,460
   Property and equipment, net.................        2,693          2,901
   Deferred income taxes.......................       17,078         17,949
   Deferred debt issue costs, net..............        2,542          2,589
   Other assets, net...........................        6,135          5,670
                                                  ----------    -----------
                                                      31,039         31,569

Homebuilding
   Cash and cash equivalents...................        7,505          7,279
   Home sales and other accounts receivable....       15,136         12,771
   Inventories, net
     Housing completed or under construction...      336,431        294,104
     Land and land under development...........      239,036        217,180
   Prepaid expenses and other assets, net......       57,765         58,981
                                                  ----------    -----------
                                                     655,873        590,315

Financial Services
   Cash and cash equivalents...................          404            340
   Mortgage loans held in inventory, net.......       68,718         84,548
   Other assets, net...........................        6,232          7,241
                                                  ----------    -----------
                                                      75,354         92,129

         Total Assets..........................   $  762,266    $   714,013
                                                  ==========    ===========

            See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                    March 31,   December 31,
                                                      1999          1998
                                                  -----------   -----------
LIABILITIES                                       (Unaudited)
Corporate
   Accounts payable and accrued expenses........  $    26,441   $    32,378
   Income taxes payable.........................       16,691        14,568
   Senior notes, net............................      174,351       174,339
                                                  -----------   -----------
                                                      217,483       221,285
Homebuilding
   Accounts payable and accrued expenses........      137,438       131,374
   Line of credit...............................       43,000        21,871
   Notes payable................................        1,176           866
                                                  -----------   -----------
                                                      181,614       154,111
Financial Services
   Accounts payable and accrued expenses........       14,301        12,152
   Line of credit...............................       32,832        28,334
                                                  -----------   -----------
                                                       47,133        40,486
         Total Liabilities......................      446,230       415,882
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES...................          - -           - -
                                                  -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000
     shares authorized; none issued.............          - -           - -
   Common stock, $.01 par value;  100,000,000
     shares authorized;  28,123,000 and
     27,858,000 shares issued, respectively,
     at March 31, 1999 and December 31, 1998....          281           279
   Additional paid-in capital...................      179,047       175,160
   Retained earnings............................      172,939       160,291
   Accumulated comprehensive income.............        2,980         1,785
                                                  -----------   -----------
                                                      355,247       337,515
   Less treasury stock, at cost; 5,850,000 and
     5,876,000 shares, respectively,
     at March 31, 1999 and December 31, 1998....      (39,211)      (39,384)
                                                  -----------   -----------
         Total Stockholders' Equity.............      316,036       298,131
                                                  -----------   -----------
         Total Liabilities and Stockholders'
           Equity...............................  $   762,266   $   714,013
                                                  ===========   ===========

            See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Income (Loss)
                     (In thousands, except per share amounts)
                                    (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                       1999          1998
                                                    -----------   -----------
REVENUES
   Homebuilding...................................  $   289,880   $   238,597
   Financial Services.............................        6,914         4,671
   Corporate......................................          331           233
                                                    -----------   -----------
       Total Revenues.............................      297,125       243,501
                                                    -----------   -----------
COSTS AND EXPENSES
   Homebuilding...................................      264,726       224,453
   Financial Services.............................        3,366         2,646
   Corporate general and administrative...........        6,305         3,512
   Corporate and homebuilding interest............          - -           - -
                                                    -----------   -----------
       Total Costs and Expenses...................      274,397       230,611
                                                    -----------   -----------
Income before income taxes and extraordinary item.       22,728        12,890
Provision for income taxes........................       (8,977)       (4,962)
                                                    -----------   -----------
Income before extraordinary item..................       13,751         7,928
Extraordinary loss from early extinguishment of
  debt, net of income tax benefit of $9,587.......          - -       (15,314)
                                                    -----------   -----------
NET INCOME (LOSS).................................       13,751        (7,386)
Unrealized holding gains on securities arising
  during the period, net..........................        1,195         1,081
                                                    -----------   -----------
COMPREHENSIVE INCOME (LOSS).......................  $    14,946   $    (6,305)
                                                    ===========   ===========
EARNINGS PER SHARE
   Basic
       Income before extraordinary item...........  $       .62   $       .44
                                                    ===========   ===========
       Net Income (Loss)..........................  $       .62   $      (.41)
                                                    ===========   ===========
   Diluted
       Income before extraordinary item...........  $       .61   $       .37
                                                    ===========   ===========
       Net Income (Loss)..........................  $       .61   $      (.31)
                                                    ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic..........................................       22,102        17,919
                                                    ===========   ===========
   Diluted........................................       22,565        22,392
                                                    ===========   ===========
DIVIDENDS PAID PER SHARE..........................  $       .05   $       .03
                                                    ===========   ===========

            See notes to condensed consolidated financial statements.
                               M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                  (In thousands)
                                    (Unaudited)

                                                          Three Months
                                                          Ended March 31,
                                                       1999           1998
                                                   -----------    -----------
OPERATING ACTIVITIES
Net income (loss)...............................   $    13,751    $    (7,386)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
      Loss from the early extinguishment of debt.          - -         24,901
      Depreciation and amortization..............        3,918          4,171
      Deferred income taxes......................          871            (79)
      Net changes in assets and liabilities
            Home sales and other accounts
              receivable.........................       (2,365)        (7,659)
            Homebuilding inventories.............      (63,481)       (34,549)
            Mortgage loans held in inventory.....       15,830         (9,024)
            Accounts payable and accrued expenses
              and income taxes payable...........        4,126         14,479
            Prepaid expenses and other assets....        2,490         (5,443)
      Other, net.................................          632         (1,427)
                                                   -----------    -----------
Net cash used in operating activities............      (24,228)       (22,016)
                                                   -----------    -----------
FINANCING ACTIVITIES
Lines of credit
      Advances...................................      293,898        248,800
      Principal payments.........................     (268,271)      (223,153)
Notes payable
      Principal payments.........................         (435)        (6,765)
Senior notes
      Proceeds from issuance.....................          - -        171,541
      Repurchase and defeasance..................          - -       (152,000)
      Premium on repurchase and defeasance.......          - -        (17,592)
Dividend payments................................       (1,103)          (538)
Proceeds from stock issuance.....................          560          1,104
                                                   -----------    -----------
Net cash provided by financing activities........       24,649         21,397
                                                   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents....................................          421           (619)
Cash and cash equivalents
      Beginning of period........................       10,079         11,678
                                                   -----------    -----------
      End of period..............................  $    10,500    $    11,059
                                                   ===========    ===========

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 1999 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

         Certain   reclassifications  have  been  made  in  the  1998  financial statements to conform to the classifications used in the current year.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     1999          1998
                                                                                  -----------   -----------
          Interest capitalized in homebuilding inventory, beginning of period.    $    26,332   $    37,991

          Interest incurred...................................................          4,720         5,772

          Interest expensed...................................................            - -           - -

          Previously capitalized interest included in cost of sales...........         (6,519)       (8,217)
                                                                                  -----------   -----------

          Interest capitalized in homebuilding inventory, end of period.......    $    24,533   $    35,546
                                                                                  ===========   ===========

C.    Stockholders' Equity

         In the fourth quarter of 1998, all $28,000,000 outstanding principal amount of the Company's 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes") converted into approximately 3,612,900 shares of MDC common stock at a conversion price of $7.75 per share.

D.    Extraordinary Item

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Old Senior Notes").

E.       Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     1999          1998
                                                                                  -----------   -----------
          Homebuilding
               Home sales.....................................................    $   288,084   $   232,763
               Land sales.....................................................          1,386         5,527
               Other revenues.................................................            410           307
                                                                                  -----------   -----------
                                                                                      289,880       238,597
                                                                                  -----------   -----------
               Home cost of sales.............................................        234,748       196,269
               Land cost of sales.............................................          1,039         3,106
               Asset impairment charges.......................................            - -           - -
               Marketing......................................................         16,883        15,250
               General and administrative.....................................         12,056         9,828
                                                                                  -----------   -----------
                                                                                      264,726       224,453
                  Homebuilding Operating Profit...............................         25,154        14,144
                                                                                  -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Net interest income............................................            661           531
               Origination fees...............................................          2,503         1,865
               Gains on sales of mortgage servicing...........................          1,263           235
               Gains on sales of mortgage loans, net..........................          2,340         2,004
               Mortgage servicing and other...................................            147            30
             Asset Management Revenues........................................            - -             6
                                                                                  -----------   -----------
                                                                                        6,914         4,671
             General and Administrative Expenses..............................          3,366         2,646
                                                                                  -----------   -----------
                  Financial Services Operating Profit.........................          3,548         2,025
                                                                                  -----------   -----------

          Total Operating Profit..............................................         28,702        16,169
                                                                                  -----------   -----------
          Corporate
               Interest and other revenues....................................           (331)         (233)
               General and administrative.....................................          6,305         3,512
                                                                                  -----------   -----------
                  Net Corporate Expenses......................................          5,974         3,279
                                                                                  -----------   -----------

          Income Before Income Taxes and Extraordinary Item...................    $    22,728   $    12,890
                                                                                  ===========   ===========

 F.   Earnings Per Share

         Pursuant to SFAS 128, the computation of diluted earnings per share takes into account the effect of dilutive stock options and, for the quarter ended March 31, 1998, assumed the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                Three Months
                                                                               Ended March 31,
                                                                             1999          1998
                                                                          -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item...........................   $    13,751   $     7,928
            Extraordinary (loss), net of taxes.........................           - -       (15,314)
                                                                          -----------   -----------
                Net income (loss)......................................   $    13,751   $    (7,386)
                                                                          ===========   ===========
            Basic weighted-average shares outstanding..................        22,102        17,919
                                                                          ===========   ===========
            Per share amounts
                Income before extraordinary item.......................   $       .62   $       .44
                Extraordinary (loss), net of taxes.....................           - -         (.85)
                                                                          -----------   ----------
                Net income (loss)......................................   $       .62   $     (.41)
                                                                          ===========   ==========
          Diluted Earnings Per Share
            Income before extraordinary item...........................   $    13,751   $     7,928
            Conversion of Convertible Subordinated Notes...............           - -           391
                                                                          -----------   -----------
            Adjusted income before extraordinary item..................        13,751         8,319
            Extraordinary (loss), net of taxes.........................           - -       (15,314)
                                                                          -----------   -----------
                Adjusted net income (loss).............................   $    13,751   $    (6,995)
                                                                          ===========   ===========
            Basic weighted-average shares outstanding..................        22,102        17,919
            Stock options, net.........................................           463           860
            Conversion of Convertible Subordinated Notes...............           - -         3,613
                                                                          -----------   -----------
                Diluted weighted-average shares outstanding............        22,565        22,392
                                                                          ===========   ===========
            Per share amounts
                Income before extraordinary item.......................   $       .61   $       .37
                Extraordinary (loss), net of taxes.....................           - -         (.68)
                                                                          -----------   ----------
                Net income (loss)......................................   $       .61   $     (.31)
                                                                          ===========   ==========

G.       Supplemental Disclosure Of Cash Flow Information (in thousands)

                                                                        Three Months
                                                                       Ended March 31,
                                                                     1999          1998
                                                                  -----------   -----------

            Cash paid during the period for
                Interest.......................................   $     7,559   $     2,885
                Income taxes...................................   $     6,570   $     4,439
            Non-cash investing and financing activities
                Land purchases financed by seller..............   $       745   $       - -
                Land sales financed by MDC.....................   $        43   $       283

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    INTRODUCTION


         M.D.C. Holdings, Inc. is a Delaware Corporation originally incorporated in Colorado in 1972. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-Q. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is owning and managing subsidiary companies that build and sell homes under the name "Richmond American Homes." We also own and manage HomeAmerican Mortgage Corporation ("HomeAmerican"), which originates mortgage loans primarily for MDC's home buyers.


                               RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     1999           1998
                                                                                  ----------    -----------
          Revenues.............................................................   $   297,125   $   243,501
          Income Before Income Taxes and Extraordinary Item....................   $    22,728   $    12,890
          Income Before Extraordinary Item.....................................   $    13,751   $     7,928
          Net Income (Loss)....................................................   $    13,751   $    (7,386)
          Earnings Per Share
             Basic
                  Income before extraordinary item.............................   $       .62   $       .44
                  Net income (loss)............................................   $       .62   $     (.41)
`             Diluted
                  Income before extraordinary item.............................   $       .61   $       .37
                  Net income (loss)............................................   $       .61   $     (.31)

         Revenues for the first quarter of 1999 increased by $53,624,000, compared with the same period in 1998, primarily due to increased home sales revenues resulting from (1) a 14% increase in home closings to 1,447 units; and
(2) a higher average selling price per home closed. These increases partially were offset by a reduction of $4,141,000 in land sales revenues in the first quarter of 1999, compared with the same period in 1998.

         Income before extraordinary item increased 73% in the first quarter of 1999, compared with the first quarter of 1998. This increase primarily was a result of increased operating profit from the Company's homebuilding segment, due to the home sales revenue increase described above and a 280 basis point increase in Home Gross Margins (as hereinafter defined).

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the then remaining $152,000,000 principal amount of the Old Senior Notes.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                          1999           1998
                                                     ------------   ------------
 Home Sales Revenues...............................  $    288,084   $    232,763
 Operating Profit..................................  $     25,154   $     14,144
 Average Selling Price Per Home Closed.............  $      199.1   $      183.3
 Home Gross Margins................................         18.5%          15.7%
    Excluding Interest in Home Cost of Sales.......         20.7%          18.6%

 Orders For Homes, net (units)
        Colorado...................................           845            910
        California.................................           393            310
        Arizona....................................           525            521
        Nevada.....................................           128            142
        Virginia...................................           267            264
        Maryland...................................            88            129
                                                     ------------   ------------
              Total................................         2,246          2,276
                                                     ============   ============
 Homes Closed (units)
        Colorado...................................           502            480
        California.................................           223            181
        Arizona....................................           386            326
        Nevada.....................................           141             90
        Virginia...................................           120            122
        Maryland...................................            75             71
                                                     ------------   ------------
              Total................................         1,447          1,270
                                                     ============   ============

                                                        March 31,    December 31,    March 31,
                                                          1999           1998          1998
                                                      -----------   ------------    ----------
 Backlog (units)
        Colorado...................................         1,698          1,355         1,310
        California.................................           496            326           399
        Arizona....................................           835            696           588
        Nevada.....................................           133            146           147
        Virginia...................................           401            254           353
        Maryland...................................           166            153           241
                                                     ------------   ------------   -----------
              Total................................         3,729          2,930         3,038
                                                     ============   ============   ===========
              Estimated Sales Value................  $    750,000   $    580,000   $   570,000
                                                     ============   ============   ===========
 Active Subdivisions
        Colorado...................................            48             45            51
        California.................................            19             21            14
        Arizona....................................            22             24            26
        Nevada.....................................            10              9             8
        Virginia...................................            16             20            23
        Maryland...................................            11             11            16
                                                     ------------   ------------   -----------
              Total................................           126            130           138
                                                     ============   ============   ===========

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 1999 were the highest first quarter revenues in the Company's history and were 24% higher than home sales revenues for the same period in 1998. The improved revenues were a result of increased home closings and a higher average selling price per home closed, as further discussed below.

         Home closings increased 14% in the first quarter of 1999, compared with the first quarter of 1998. This increase primarily was due to higher home closings in Nevada (a 57% increase), Arizona (an 18% increase), and Southern California (a 20% increase), where levels of homes under contract but not yet delivered ("Backlog") at the beginning of 1999 were higher than at the beginning of 1998.

         Average Selling Price Per Home Closed - The average selling price per home closed increased in the first quarter of 1999, compared with the same period in 1998 primarily as a result of (1) a greater number of homes closed in relatively higher-priced subdivisions in Southern California and Nevada; (2) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; and (3) selling price increases in certain of the Company's markets, particularly in Southern California and Colorado.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. During the first quarter of 1999 Home Gross Margins increased 280 basis points, compared with the same period in 1998. The increase largely was due to (1) in Colorado, selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in this market; (2) reduced levels of interest in home cost of sales, as discussed below; and (3) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Future growth in Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues decreased to 2.2% in the first quarter of 1999, compared with 2.9% for the same period in 1998. The reduction primarily resulted from lower levels of capitalized interest in homebuilding inventories at the beginning of 1999, compared with the beginning of 1998. Despite an increase in the Company's homebuilding inventories, interest capitalized in homebuilding inventories at the beginning of 1999 decreased to $26,332,000, compared with $37,991,000 at the beginning of 1998, due to lower levels of interest incurred over the last year resulting from (1) lower effective interest rates on the Company's outstanding debt primarily resulting from the January 1998 refinancing of the Old Senior Notes; and (2) the continued reduction in homebuilding and corporate debt levels.

         Orders for Homes and Backlog - The Company received 2,246 orders for homes during the first quarter of 1999, compared with last year's record 2,276 first quarter home orders. First quarter 1999 home orders were approximately 8% higher on a "same store" basis than home orders for the same period in 1998, including a 25% increase in March. The strong 1999 first quarter home orders compared favorably with the same period in 1998 despite difficult year-over-year comparisons as 1998 home orders increased 68% on a same store basis compared with home orders received in the same period in 1997. First quarter 1999 home orders particularly were strong in Virginia and Arizona, which increased 29% and 27%, respectively, on a same store basis as a result of the increased demand for homes in these markets.

         The Company received approximately 690 orders for homes in April 1999, representing an increase of 20% (approximately 31% on a same store basis) over the 576 home orders received in April 1998.

         As a result of the high level of home orders in the last quarter of 1998 and the first quarter of 1999, the Company's Backlog at March 31, 1999 increased by 23% to 3,729 units with an estimated sales value of $750,000,000, compared with a Backlog of 3,038 units with an estimated sales value of $570,000,000 at March 31, 1998. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% of its March 31, 1999 Backlog to close under existing sales contracts during the remainder of 1999. The remaining 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include amortization of deferred marketing, model home expenses, sales commissions and other costs) totalled $16,883,000 for the first quarter of 1999, compared with $15,250,000 for the same period in 1998. The increase in 1999 primarily was volume related, resulting from higher (1) marketing-related salaries and benefits; (2) sales commissions; (3) deferred marketing costs amortized in connection with the increased number of home closings and; (4) product advertising and other costs incurred in connection with the Company's expanded operations. These expenses declined as a percentage of home sales revenues to 5.9% in the first quarter of 1999 from 6.5% in the first quarter of 1998.

         General and Administrative - General and administrative expenses increased to $12,056,000 during the first quarter of 1999, compared with $9,828,000 during the same period in 1998, primarily due to increased compensation costs resulting from MDC's increased profitability and expanded homebuilding operations. These expenses were approximately 4.2% of home sales revenues for both the first quarters of 1999 and 1998.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                March 31,   December 31,   March 31,
                                                  1999          1998         1998
                                              -----------   -----------  -----------
    Colorado................................  $    49,869   $    53,720  $    54,927
    California..............................      121,560       100,754       49,300
    Arizona.................................       22,101        25,178       33,324
    Nevada..................................       25,550        20,027       17,753
    Virginia................................       10,962        11,292       17,585
    Maryland................................        8,994         6,209       14,007
                                              -----------   -----------  -----------
         Total..............................  $   239,036   $   217,180  $   186,896
                                              ===========   ===========  ===========

    Total Lots Owned........................        9,144         8,925        8,297

    Total Lots Controlled Under Option......        6,734         7,729        5,366
                                              -----------   -----------  -----------
         Total Lots Owned and Controlled...        15,878        16,654       13,663
                                              ===========   ===========  ===========
    Total Option Deposits...................  $    10,907   $    12,500  $     6,341
                                              ===========   ===========  ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                           1999          1998
                                                       -----------   -----------
Gains on Sales of Mortgage Loans, net...............   $     2,340   $     2,004

Gains on Sales of Mortgage Servicing, net...........   $     1,263   $       235

Operating Profit....................................   $     3,548   $     2,026

Principal Amount of Originations and Purchases
     MDC home buyers................................   $   161,723   $   141,123
     Spot...........................................        12,287        11,990
     Correspondent..................................        12,074        40,678
                                                       -----------   -----------
         Total......................................   $   186,084   $   193,791
                                                       ===========   ===========
Capture Rate........................................           69%           73%
                                                       ===========   ===========

         HomeAmerican's   operating   profit  for  the  first  quarter  of  1999
increased, compared with the same period in 1998, primarily due to (1) a $1,364,000 increase in gains from sales of mortgage loans and mortgage servicing rights; and (2) a $638,000 increase in origination fees. These increases partially were offset by higher general and administrative expenses resulting from the increased mortgage lending activity.

         HomeAmerican's loan originations increased by 14% in the first quarter of 1999, compared with the same period in 1998. This improvement primarily was due to increases in the Company's home closings. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of over 90% of the principal amount of mortgage loans originated by HomeAmerican in the first quarter of 1999.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") decreased to 69% for the first quarter of 1999, compared with 73% for the same period in 1998, due to an increase in the number of mortgage loans brokered by HomeAmerican for origination by outside lending institutions for MDC home buyers with sub-prime credit. These brokered mortgage loans are excluded from the computation of the Capture Rate. Mortgage loans brokered by HomeAmerican as a percentage of total MDC home closings increased to 10.3% for the first quarter of 1999, compared with 4.6% for the same period in 1998.

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

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the first quarters of 1999 and 1998.

         Corporate and homebuilding interest incurred decreased by 18% to $4,720,000 for the first quarter of 1999, compared with $5,772,000 for the same period in 1998, primarily due to lower levels of outstanding debt in 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $6,305,000 during the first quarter of 1999, compared with $3,512,000 during the first quarter of 1998 primarily due to (1) greater compensation expense in 1999 related to the Company's increased profitability and expanding operations; (2) the recognition in 1998 of an $836,000 offset to health insurance expense for the reversal of reserves no longer required; and (3) approximately $800,000 in non-recurring expenses primarily resulting from the development of new processes, controls and computer systems relative to the Company's "best practices" endeavors.

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

         The Company has completed all six phases with respect to its homebuilding information system and believes this system has been Y2K compliant since the third quarter of 1998. Management information systems for the Company's financial services activities have been assessed, acquired, tested and evaluated, and require further adjustment. Implementation of these adjusted systems is expected to be completed in the third quarter of 1999. Given the nature of the homebuilding industry, the Company is only minimally dependent upon non-IT systems such as telephone, security systems and time clocks. With respect to such non-IT systems, the Company is in various phases ranging from the assessment phase to the implementation phase, and all phases are expected to be completed by the fourth quarter of 1999.

         The Company is presently evaluating other potential Y2K issues. As part of this evaluation, the Company has requested and received representations from certain financial institutions and third party vendors which indicate their progress toward Y2K compliance. The Company has sent Y2K compliance surveys to certain significant subcontractors, vendors and municipalities and has received responses to approximately 60% of the surveys. To date, the survey responses have not indicated any Y2K compliance issues that would result in a material affect on the Company's financial position or results of operations.

         The  Company  incurred  costs  for  outside   consultants and internal
costs in the first quarter of 1999 and all of 1998 and 1997 related to Y2K which aggregated approximately $775,000, and future consulting and internal costs are expected to be approximately $75,000 during the balance of 1999. These costs, which are expensed as incurred, have been and will continue to be funded from operations.

The costs incurred through March 31, 1999 did not have a material affect on the Company's financial position or results of operations.

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

         The Company believes that, based upon its assessment of the Y2K phenomena, certain subcontractors, vendors and government agencies may encounter Y2K problems that impact the Company and that may require MDC to take alternate or additional steps. In order to address Y2K concerns which may originate from subcontractors, third party vendors and governmental agencies, the Company intends to prepare contingency plans by the end of the third quarter of 1999. See "Forward-Looking Statements" below.

         Income Taxes - The Internal Revenue Service ("IRS") has completed its examinations of the Company's federal income tax returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the Company's federal income tax returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this latter examination. In the opinion of management adequate provision has been made for additional income taxes and interest, if any, which may arise as a result of these examinations.

         MDC's overall effective income tax rate of 39.5% and 38.5% for the first quarters of 1999 and 1998, respectively, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.


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

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "New Senior Notes"); and (3) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         MDC anticipates acquiring finished lots and partially developed land for use in its future homebuilding operations during the remainder of 1999. The Company currently intends to acquire a portion of the land inventories required in future periods through takedowns of lots subject to option contracts entered into in prior periods and under new option contracts. The use of option contracts lessens the Company's land-related risk and improves liquidity. Because of increased demand for partially developed and finished lots in certain of the markets where the Company builds homes, the Company's ability to acquire lots using option contracts has been reduced or has become more expensive. See "Forward-Looking Statements" below.

         Based upon its current capital resources and additional credit available under existing credit agreements, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - The Company maintains a $300,000,000 unsecured revolving line of credit (the "Homebuilding Line") with a group of banks to support its homebuilding operations. The Homebuilding Line matures on June 30, 2003, although, pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At March 31, 1999, $43,000,000 was borrowed and $8,389,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans normally are sold within 40 days after origination or purchase. During the first quarters of 1999 and 1998, HomeAmerican sold $201,642,000 and $184,325,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at March 31, 1999 was $51,000,000. At March 31, 1999, $32,832,000
was borrowed and an additional $18,168,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's senior notes and bank lines of credit require compliance with certain representations, warranties and covenants. These agreements are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The Company believes that it is in compliance with these representations, warranties and covenants.

         The financial covenants contained in the loan agreement for the Company's principal homebuilding line of credit include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed 2.15 times MDC's "adjusted consolidated tangible net worth," as defined in the loan agreement. Under the consolidated net worth test, MDC's "tangible net worth," as defined, must not be less than $170,000,000 plus 50% of "consolidated net income," as defined, after January 1, 1996.

         The Company's New Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the New Senior Notes.

         Pursuant to the Mortgage Line, HomeAmerican must maintain a "consolidated tangible net worth," as defined in the Mortgage Line, of at least $5,000,000 and may only pay up to 50% of its net income to MDC in the form of dividends.

Consolidated Cash Flow

         During the first quarters of 1999 and 1998, the Company used $24,228,000 and $22,016,000, respectively, of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.


                                      OTHER


Forward-Looking Statements

         Certain statements in this Form 10-Q Quarterly Report, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1998, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) the impact on the Company of Y2K compliance by the Company and its vendors, suppliers and subcontractors and by various governmental and regulatory agencies; and (15) other factors over which the Company has little or no control.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         No meetings of the Company's stockholders were held during the first quarter of 1999.


ITEM 5.  OTHER INFORMATION.


         On April 26, 1999, the Company's board of directors declared a dividend of five cents per share for the quarter ended March 31, 1999, representing an increase of one cent per share, or 25%, compared with the dividend for the quarter ended March 31, 1998. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibit:

                     10.1 Independent Contractor Agreement between Mizel Design and Development Company and M.D.C. Holdings, Inc. effective as of January 1, 1999.

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


Date:    May 3, 1999                          M.D.C. HOLDINGS, INC.
         -----------                          (Registrant)



                                              By: /s/ Paris G. Reece III
                                                  -----------------------
                                                  Paris G. Reece III,
                                                  Senior Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer