Form 10-Q
period 1999-06-30
MDC HOLDINGS INC
filed 1999-08-05
CIK 773141

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                   As of July 30, 1999, 22,295,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                  M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                FORM 10-Q

                   FOR THE QUARTER ENDED JUNE 30, 1999

                                  INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 1999 (Unaudited)
                           and December 31, 1998........................     1

                         Statements of Income (Unaudited) for the three
                           and six months ended June 30, 1999 and 1998..     3

                         Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 1999 and 1998......     4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited).......................     5

               Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.....................................     8

Part II.       Other Information:

               Item 1.   Legal Proceedings..............................    19

               Item 4.   Submission of Matters to a Vote of Shareowners.    19

               Item 5.   Other Information..............................    19

               Item 6.   Exhibits and Reports on Form 8-K...............    19

                                        (i)

                               M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                  (In thousands)

                                                                                    June 30,    December 31,
                                                                                      1999          1998
                                                                                  -----------   -----------
ASSETS                                                                            (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $   11,000    $     2,460
   Property and equipment, net.................................................        2,604          2,901
   Deferred income taxes.......................................................       18,218         17,949
   Deferred debt issue costs, net..............................................        2,493          2,589
   Other assets, net...........................................................        5,675          5,670
                                                                                  ----------    -----------
                                                                                      39,990         31,569

Homebuilding
   Cash and cash equivalents...................................................        8,145          7,279
   Home sales and other accounts receivable....................................       11,814         12,771
   Inventories, net
     Housing completed or under construction...................................      360,330        294,104
     Land and land under development...........................................      254,605        217,180
   Prepaid expenses and other assets, net......................................       52,657         58,981
                                                                                  ----------    -----------
                                                                                     687,551        590,315

Financial Services
   Cash and cash equivalents...................................................          474            340
   Mortgage loans held in inventory, net.......................................       83,401         84,548
   Other assets, net...........................................................        5,296          7,241
                                                                                  ----------    -----------
                                                                                      89,171         92,129

         Total Assets..........................................................   $  816,712    $   714,013
                                                                                  ==========    ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                     Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                    June 30,    December 31,
                                                                                      1999          1998
                                                                                  -----------   -----------
LIABILITIES                                                                       (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    35,671   $    32,378
   Income taxes payable........................................................       18,237        14,568
   Senior notes, net...........................................................      174,364       174,339
                                                                                 -----------   -----------
                                                                                     228,272       221,285
Homebuilding
   Accounts payable and accrued expenses.......................................      150,751       131,374
   Line of credit..............................................................       55,000        21,871
   Notes payable...............................................................        1,044           866
                                                                                 -----------   -----------
                                                                                     206,795       154,111
Financial Services
   Accounts payable and accrued expenses.......................................       15,448        12,152
   Line of credit..............................................................       26,076        28,334
                                                                                 -----------   -----------
                                                                                      41,524        40,486
         Total Liabilities.....................................................      476,591       415,882
                                                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..          - -           - -
   Common stock, $.01 par value;  100,000,000 shares authorized;  28,125,000 and
     27,858,000 shares issued, respectively, at June 30, 1999 and
     December 31, 1998.........................................................          281           279
   Additional paid-in capital..................................................      179,268       175,160
   Retained earnings...........................................................      196,782       160,291
   Accumulated comprehensive income............................................        3,001         1,785
                                                                                 -----------   -----------
                                                                                     379,332       337,515
   Less treasury stock, at cost; 5,850,000 and 5,876,000 shares, respectively,
     at June 30, 1999 and December 31, 1998....................................      (39,211)      (39,384)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      340,121       298,131
                                                                                 -----------   -----------
         Total Liabilities and Stockholders' Equity............................  $   816,712   $   714,013
                                                                                 ===========   ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                   Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                             -------------------------   -------------------------
                                                                 1999          1998          1999          1998
                                                             -----------   -----------   -----------   -----------
REVENUES
   Homebuilding..........................................    $   391,130   $   293,420   $   681,010   $   532,017
   Financial services....................................          7,011        10,149        13,925        14,820
   Corporate.............................................          1,618           310         1,949           543
                                                             -----------   -----------   -----------   -----------
       Total Revenues....................................        399,759       303,879       696,884       547,380
                                                             -----------   -----------   -----------   -----------
COSTS AND EXPENSES
   Homebuilding..........................................        347,134       276,513       611,860       500,966
   Financial services....................................          3,714         2,987         7,080         5,633
   Corporate general and administrative..................          7,659         4,040        13,964         7,552
                                                             -----------   -----------   -----------   -----------
       Total Costs and Expenses..........................        358,507       283,540       632,904       514,151
                                                             -----------   -----------   -----------   -----------
Income before income taxes and extraordinary
   item..................................................         41,252        20,339        63,980        33,229
Provision for income taxes...............................        (16,295)       (7,758)      (25,272)      (12,720)
                                                             -----------   -----------   -----------   -----------
Income before extraordinary item.........................         24,957        12,581        38,708        20,509
Extraordinary loss from early extinguishment of debt, net
   of income tax benefit of $9,587.......................            - -           - -           - -       (15,314)
                                                             -----------   -----------   -----------   -----------
NET INCOME...............................................         24,957        12,581        38,708         5,195

Unrealized holding gains on securities arising during the
   period, net...........................................             21           314         1,216         1,395
                                                             -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME.....................................    $    24,978   $    12,895   $    39,924   $     6,590
                                                             ===========   ===========   ===========   ===========
EARNINGS PER SHARE
   Basic
       Income before extraordinary item..................    $      1.12   $       .70   $      1.74   $      1.14
                                                             ===========   ===========   ===========   ===========
       Net Income........................................    $      1.12   $       .70   $      1.74   $       .29
                                                             ===========   ===========   ===========   ===========
   Diluted
       Income before extraordinary item..................    $      1.10   $       .58   $      1.71   $       .95
                                                             ===========   ===========   ===========   ===========
       Net Income........................................    $      1.10   $       .58   $      1.71   $       .27
                                                             ===========   ===========   ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic.................................................         22,274        18,042        22,189        17,981
                                                             ===========   ===========   ===========   ===========
   Diluted...............................................         22,695        22,469        22,630        22,472
                                                             ===========   ===========   ===========   ===========
DIVIDENDS PAID PER SHARE.................................    $       .05   $       .04   $       .10   $       .07
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

                               M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                  (In thousands)
                                    (Unaudited)

                                                                                Six Months
                                                                               Ended June 30,
                                                                         --------------------------
                                                                             1999           1998
                                                                         -----------    -----------
OPERATING ACTIVITIES
Net income...........................................................    $    38,708    $     5,195
Adjustments to reconcile net income to net cash used in operating activities
      Loss from the early extinguishment of debt.....................            - -         24,901
      Depreciation and amortization..................................          9,276          9,107
      Homebuilding asset impairment charges..........................            - -          3,000
      Deferred income taxes..........................................           (269)        (3,824)
      Gains on sales of mortgage-related assets......................            - -         (4,509)
      Net changes in assets and liabilities
           Home sales and other accounts receivable..................            957        (13,837)
           Homebuilding inventories..................................       (102,942)       (56,117)
           Mortgage loans held in inventory..........................          1,147        (24,165)
           Accounts payable and accrued expenses and income taxes
             payable.................................................         29,479         36,821
           Prepaid expenses and other assets.........................          1,963        (11,584)
      Other, net.....................................................          1,831         (2,885)
                                                                         -----------    -----------
Net cash used in operating activities................................        (19,850)       (37,897)
                                                                         -----------    -----------
INVESTING ACTIVITIES
Net proceeds from sale of office building............................            - -         13,250
Net proceeds from mortgage-related assets and liabilities............            - -          4,636
Other, net...........................................................            529         (2,524)
                                                                         -----------    -----------
Net cash provided by investing activities............................            529         15,362
                                                                         -----------    -----------
FINANCING ACTIVITIES
Lines of credit
      Advances.......................................................        718,300        579,235
      Principal payments.............................................       (687,429)      (532,254)
Notes payable
      Principal payments.............................................           (574)       (12,614)
Senior notes
      Proceeds from issuance.........................................            - -        171,541
      Repurchase and defeasance......................................            - -       (152,000)
      Premium on repurchase and defeasance...........................            - -        (17,592)
Retirement of subordinated notes.....................................            - -        (10,230)
Dividend payments....................................................         (2,217)        (1,258)
Proceeds from stock issuance.........................................            781          1,414
                                                                         -----------    -----------
Net cash provided by financing activities............................         28,861         26,242
                                                                         -----------    -----------
Net increase in cash and cash equivalents............................          9,540          3,707
Cash and cash equivalents
      Beginning of period............................................         10,079         11,678
                                                                         -----------    -----------
      End of period..................................................    $    19,619    $    15,385
                                                                         ===========    ===========

           See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
               Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 1999 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                    Six Months
                                                            Ended June 30,                 Ended June 30,
                                                      --------------------------     ---------------------------
                                                          1999          1998             1999           1998
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    24,533    $    35,546     $    26,332     $    37,991

         Interest incurred.......................           5,231          5,727           9,951          11,499

         Interest expensed.......................             - -            - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (7,581)        (7,957)        (14,100)        (16,174)
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    22,183    $    33,316     $    22,183     $    33,316
                                                      ===========    ===========     ===========     ===========

C.    Stockholders' Equity

         In the fourth quarter of 1998, all $28,000,000 outstanding principal amount of the Company's 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes") converted into approximately 3,612,900 shares of MDC common stock at a conversion price of $7.75 per share.

D.    Extraordinary Item

         Net income for the first six months of 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Old Senior Notes").

E.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Six Months
                                                             Ended June 30,                Ended June 30,
                                                      --------------------------     ---------------------------
                                                          1999          1998             1999           1998
                                                      -----------    -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   389,144    $   291,752     $   677,228     $   524,515
              Land sales.........................           1,439          1,276           2,825           6,803
              Other revenues.....................             547            392             957             699
                                                      -----------    -----------     -----------     -----------
                                                          391,130        293,420         681,010         532,017
                                                      -----------    -----------     -----------     -----------
              Home cost of sales.................         312,065        243,253         546,813         439,522
              Land cost of sales.................             984          1,179           2,023           4,285
              Asset impairment charges...........             - -          3,000             - -           3,000
              Marketing..........................          21,226         18,146          38,109          33,396
              General and administrative.........          12,859         10,935          24,915          20,763
                                                      -----------    -----------     -----------     -----------
                                                          347,134        276,513         611,860         500,966
                                                      -----------    -----------     -----------     -----------
                  Homebuilding Operating Profit..          43,996         16,907          69,150          31,051
                                                      -----------    -----------     -----------     -----------
         Financial Services
            Mortgage Lending Revenues
              Net interest income................     $       616    $       502     $     1,277     $     1,033
              Origination fees...................           3,217          2,275           5,720           4,140
              Gains on sales of mortgage servicing          1,026            692           2,289             927
              Gains on sales of mortgage  loans,
                net..............................           2,010          2,012           4,350           4,016
              Mortgage servicing and other.......             142             72             289             102
            Asset Management Revenues............             - -          4,596             - -           4,602
                                                      -----------    -----------     -----------     -----------
                                                            7,011         10,149          13,925          14,820
            General and Administrative Expenses..           3,714          2,987           7,080           5,633
                                                      -----------    -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           3,297          7,162           6,845           9,187
                                                      -----------    -----------     -----------     -----------
          Total Operating Profit.................          47,293         24,069          75,995          40,238
                                                      -----------    -----------     -----------     -----------
         Corporate
              Interest and other revenues........          (1,618)          (310)         (1,949)           (543)
              General and administrative.........           7,659          4,040          13,964           7,552
                                                      -----------    -----------     -----------     -----------
                  Net Corporate Expenses.........           6,041          3,730          12,015           7,009
                                                      -----------    -----------     -----------     -----------
         Income Before Income Taxes and
            Extraordinary Item...................     $    41,252    $    20,339     $    63,980     $    33,229
                                                      ===========    ===========     ===========     ===========

F.    Earnings Per Share

         Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the computation of diluted earnings per share takes into account the effect of dilutive stock options and for the quarter and six months ended June 30, 1998, assumed the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                       Three Months                 Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                -------------------------   -------------------------
                                                                    1999          1998          1999          1998
                                                                -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item.................   $    24,957   $    12,581   $    38,708   $    20,509
            Extraordinary loss, net of taxes.................           - -           - -           - -       (15,314)
                                                                -----------   -----------   -----------   -----------
                 Net income..................................   $    24,957   $    12,581   $    38,708   $     5,195
                                                                ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........        22,274        18,042        22,189        17,981
                                                                ===========   ===========   ===========   ===========
            Per share amounts
                 Income before extraordinary item............   $      1.12   $       .70   $      1.74   $      1.14
                 Extraordinary loss, net of taxes............           - -           - -           - -         (.85)
                                                                -----------   -----------   -----------   ----------
                 Net income..................................   $      1.12   $       .70   $      1.74   $       .29
                                                                ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Income before extraordinary item.................   $    24,957   $    12,581   $    38,708   $    20,509
            Conversion of Convertible Subordinated Notes.....           - -           392           - -           783
                                                                -----------   -----------   -----------   -----------
            Adjusted income before extraordinary item........        24,957        12,973        38,708        21,292
            Extraordinary loss, net of taxes.................           - -           - -           - -       (15,314)
                                                                -----------   -----------   -----------   -----------
                 Adjusted net income.........................   $    24,957   $    12,973   $    38,708   $     5,978
                                                                ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........        22,274        18,042        22,189        17,981
            Stock options, net...............................           421           814           441           878
            Conversion of Convertible Subordinated Notes.....           - -         3,613           - -         3,613
                                                                -----------   -----------   -----------   -----------
                 Diluted weighted-average shares outstanding.        22,695        22,469        22,630        22,472
                                                                ===========   ===========   ===========   ===========
            Per share amounts
                 Income before extraordinary item............   $      1.10   $       .58   $      1.71   $       .95
                 Extraordinary loss, net of taxes............           - -           - -           - -         (.68)
                                                                -----------   -----------   -----------   ----------
                 Net income..................................   $      1.10   $       .58   $      1.71   $       .27
                                                                ===========   ===========   ===========   ===========

G.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                              Six Months
                                                                            Ended June 30,
                                                                      ---------------------------
                                                                          1999            1998
                                                                      -----------    ------------
    Cash paid during the period for
         Interest..................................................   $     8,324     $     5,749
         Income taxes..............................................   $    23,734     $     5,189
    Non-cash investing and financing activities
         Land purchases financed by seller.........................   $       752     $       - -
         Land sales financed by MDC................................   $        43     $       744

                                        -7-

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

                                RESULTS OF OPERATIONS

         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                 Six Months
                                                           Ended June 30,               Ended June 30,
                                                      -------------------------   -------------------------
                                                          1999          1998          1999          1998
                                                      -----------   -----------   -----------   -----------
      Revenues....................................    $   399,759   $   303,879   $   696,884   $   547,380

      Income Before Income Taxes and Extraordinary
        Item......................................    $    41,252   $    20,339   $    63,980   $    33,229

      Income Before Extraordinary Item............    $    24,957   $    12,581   $    38,708   $    20,509

      Net Income..................................    $    24,957   $    12,581   $    38,708   $     5,195

      Earnings Per Share
         Basic
           Income Before Extraordinary Item.......    $      1.12   $       .70   $      1.74   $      1.14
           Net Income.............................    $      1.12   $       .70   $      1.74   $       .29

         Diluted
           Income Before Extraordinary Item.......    $      1.10   $       .58   $      1.71   $       .95
           Net Income.............................    $      1.10   $       .58   $      1.71   $       .27

         Revenues for the second quarter and first half of 1999 increased $95,880,000 and $149,504,000, respectively, compared with the same periods in 1998, primarily due to higher home sales revenues resulting from (1) record levels of home closings; and (2) increases of more than 10% in the average selling prices of homes closed.

         Income before extraordinary item increased 98% and 89%, respectively, in the second quarter and first half of 1999, compared with the same periods in 1998. These increases primarily were a result of increased operating profit from the Company's homebuilding segment, due to the home sales revenue increases described above and 320 and 310 basis point increases, respectively, in Home Gross Margins (as hereinafter defined).

         Net income for the first six months of 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the then remaining $152,000,000 principal amount of Old Senior Notes.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                               Three Months                  Six Months
                                                              Ended June 30,               Ended June 30,
                                                       --------------------------    --------------------------
                                                           1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------
       Home Sales Revenues.........................    $   389,144    $   291,752    $   677,228    $   524,515
       Operating Profit............................    $    43,996    $    16,907    $    69,150    $    31,051
       Average Selling Price Per Home   Closed.....    $     208.8    $     186.8    $     204.5    $     185.2
       Home Gross Margins..........................          19.8%          16.6%          19.3%          16.2%
           Excluding Interest in Home Cost of Sales          21.8%          19.3%          21.3%          19.0%

       Orders For Homes, net (units)
              Colorado.............................            759            687          1,604          1,597
              California...........................            407            310            800            620
              Arizona..............................            413            430            938            951
              Nevada...............................            146            163            274            305
              Virginia.............................            194            163            461            427
              Maryland.............................            110             96            198            225
                                                       -----------    -----------    -----------    -----------
                   Total...........................          2,029          1,849          4,275          4,125
                                                       ===========    ===========    ===========    ===========
       Homes Closed (units)
              Colorado.............................            691            631          1,193          1,111
              California...........................            317            194            540            375
              Arizona..............................            469            365            855            691
              Nevada...............................            115            106            256            196
              Virginia.............................            190            163            310            285
              Maryland.............................             82            103            157            174
                                                       -----------    -----------    -----------    -----------
                   Total...........................          1,864          1,562          3,311          2,832
                                                       ===========    ===========    ===========    ===========

                                                        June 30,      December 31,    June 30,
                                                           1999           1998           1998
                                                       -----------   ------------    -----------
       Backlog (units)
              Colorado.............................          1,766          1,355          1,366
              California...........................            586            326            515
              Arizona..............................            779            696            653
              Nevada...............................            164            146            204
              Virginia.............................            405            254            353
              Maryland.............................            194            153            234
                                                       -----------    -----------    -----------
                   Total...........................          3,894          2,930          3,325
                                                       ===========    ===========    ===========
                   Estimated Sales Value...........    $   800,000    $   580,000    $   640,000
                                                       ===========    ===========    ===========

                                                        June 30,      December 31,    June 30,
                                                           1999           1998           1998
                                                       -----------   ------------    -----------
       Active Subdivisions
              Colorado.............................             46             45             46
              California...........................             20             21             16
              Arizona..............................             22             24             27
              Nevada...............................              9              9              9
              Virginia.............................             17             20             20
              Maryland.............................              8             11             14
                                                       -----------    -----------    -----------
                   Total...........................            122            130            132
                                                       ===========    ===========    ===========

         Home Sales Revenues - Home sales revenues in the second quarter and first half of 1999 represented the highest revenue levels for comparable periods in the Company's history and were 33% and 29% higher, respectively, than home sales revenues for the same periods in 1998. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the quarter and six months ended June 30, 1999, which were higher in all of the Company's markets except Maryland, increased 19% and 17%, respectively, compared with the same periods in 1998. Home closings in the second quarter and first half of 1999, compared with the same periods in 1998, particularly were strong in (1) Phoenix (increases of 34% and 24%, respectively), Southern California (increases of 33% and 27%, respectively) and Colorado (increases of 10% and 7%, respectively) as a result of the strong demand for homes in these markets; and (2) Northern California, where the Company has opened six new active subdivisions in the San Francisco Bay area. Home closings decreased in the second quarter and first half of 1999 in Maryland, compared with the same periods in 1998, primarily due to the decreased number of active subdivisions in this market.

         Looking forward, the Company's record Backlog (as hereinafter defined) at June 30, 1999 and its strong orders for new homes in July 1999 have positioned the Company to close more than 7,000 homes in 1999. See "Forward Looking Statements" below.

         Average Selling Price Per Home Closed - The average selling prices per home closed in the second quarter and first half of 1999 increased $22,000 and $19,300, respectively, compared with the same periods in 1998. Each of the Company's markets realized higher average selling prices for the 1999 periods. The increases primarily were due to (1) a greater number of homes closed in higher-priced subdivisions in Southern and Northern California; (2) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; (3) selling price increases in each of the Company's markets, particularly in Colorado, Southern California and Phoenix; and (4) increased sales volume per home from the Company's design centers in Colorado, Phoenix, Las Vegas and Southern California.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins reached record levels and increased by 320 and 310 basis points, respectively, during the quarter and six months ended June 30, 1999, compared with the same periods in 1998. The increases largely were due to (1) in Colorado and Phoenix, selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in these markets; (2) in Maryland, management's continued efforts to close out under-performing subdivisions and improve profitability; (3) reduced levels of interest in home cost of sales, as discussed below; (4) increases in higher-margin revenues generated through the Company's design centers; (5) a higher proportion of presold homes closed, which generally have higher Home Gross Margins than spec homes; and (6) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Looking forward, the Company believes that Home Gross Margins for the third and fourth quarters in 1999 will exceed 18%, which represent increases of at least 50 basis points from the Home Gross Margins achieved by the Company for the comparable periods in 1998. Future growth in Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues in the second quarter and first half of 1999 decreased to 2.0%, compared with 2.7% and 2.8% for the same periods in 1998. These reductions primarily resulted from lower levels of capitalized interest in homebuilding inventories at the beginning of 1999, compared with the beginning of 1998. Despite increases in the amount of the Company's homebuilding inventories, interest capitalized in homebuilding inventories at June 30, 1999 decreased to $22,183,000, compared with $33,316,000 at June 30, 1998. This reduction in interest capitalized in homebuilding inventories primarily was due to lower levels of interest incurred over the last year resulting from (1) lower effective interest rates on the Company's outstanding debt primarily resulting from the January 1998 refinancing of the Old Senior Notes; and (2) the continued reduction in homebuilding and corporate debt levels.

         Orders for Homes and Backlog - Orders for homes in the second quarter and six months ended June 30, 1999 increased 10% and 4%, respectively, compared with the same periods in 1998, despite a decrease in the number of active subdivisions to 122 at June 30, 1999 from 132 at June 30, 1998. As a result, 1999 second quarter and first half home orders were approximately 20% and 13% higher, respectively, on a "same store" basis than home orders for the same periods in 1998. The strong 1999 second quarter and first half home orders compared favorably with the same periods in 1998 despite difficult year-over-year comparisons as 1998 second quarter and first half home orders increased 23% and 36%, respectively, compared with home orders received in the same periods in 1997. Home orders in the second quarter of 1999 particularly were strong in (1) Virginia and Colorado, as a result of the continued strong demand for homes in these markets; and (2) Northern California, where second quarter 1999 home orders increased by 100, compared with second quarter 1998, due to the addition of six new active subdivisions in this market. On a same-store basis, orders for new homes increased by more than 50% in Maryland, primarily due to improving market conditions and the close-out of under-performing projects.

         The increased orders for homes in the second quarter and first half of 1999 contributed to a 17% increase in the Company's homes under contract but not yet delivered ("Backlog") at June 30, 1999 to 3,894 units with an estimated sales value of $800,000,000, compared with a Backlog of 3,325 units with an estimated sales value of $640,000,000 at June 30, 1998. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its June 30, 1999 Backlog to close under existing sales contracts during the second half of 1999 and first quarter of 2000. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         The Company received approximately 645 orders for homes in July 1999, compared with 525 orders for July 1998. The July 1999 year-over-year increase of 23% (33% on a same-store basis) is attributable to improved home orders in most of the Company's markets, with particular strength in Southern California and Colorado, which were up 53% and 39%, respectively, on a same-store basis. Northern California, which is now selling in six new subdivisions, recorded 54 more home orders than in July 1998. The Company is unable to predict whether higher year-over-year home orders in 1999, compared with 1998, will continue in the future. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include amortization of deferred marketing, model home expenses, sales commissions and other costs) totalled $21,226,000 and $38,109,000, respectively, for the quarter and six months ended June 30, 1999, compared with $18,146,000 and $33,396,000, respectively, for the same periods in 1998. The increases in 1999 primarily were volume related, resulting from higher (1) marketing-related salaries and benefits; (2) sales commissions; (3) deferred marketing costs amortized in connection with the increased number of home closings; and (4) product advertising and other costs incurred in connection with the Company's expanded operations. These expenses declined as a percentage of home sales revenues to 5.5% and 5.6%, respectively, for the second quarter and first half of 1999, compared with 6.2% and 6.4%, respectively, for the same periods in 1998.

         General and Administrative - General and administrative expenses increased to $12,859,000 and $24,915,000, respectively, during the second quarter and first half of 1999, compared with $10,935,000 and $20,763,000, respectively, for the same periods in 1998, primarily due to increased compensation costs resulting from MDC's increased profitability and expanded homebuilding operations. These expenses declined as a percentage of home sales revenues to 3.3% and 3.7%, respectively, for the second quarter and first half of 1999, compared with 3.7% and 4.0%, respectively, for the same periods in 1998.

         Asset Impairment Charges

         No asset impairment charges were recorded during the first half of 1999. Operating results during the second quarter and first half of 1998 were reduced by asset impairment charges of $3,000,000 related to certain of the Company's homebuilding assets in suburban Maryland. The asset impairment charges resulted from (1) the recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; and (2) the write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins.

         Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                June 30,    December 31,   June 30,
                                                  1999          1998        1998
                                              -----------   -----------  -----------
    Colorado................................  $    54,012   $    53,720  $    47,986
    California..............................      132,838       100,754       53,304
    Arizona.................................       17,358        25,178       27,068
    Nevada..................................       31,771        20,027       19,722
    Virginia................................        8,734        11,292       14,032
    Maryland................................        9,892         6,209       10,788
                                              -----------   -----------  -----------
         Total..............................  $   254,605   $   217,180  $   172,900
                                              ===========   ===========  ===========

    Total Lots Owned........................        9,191         8,925        8,358

    Total Lots Controlled Under Option......        7,950         7,729        6,198
                                              -----------   -----------  -----------

         Total Lots Owned and Controlled...        17,141        16,654       14,556
                                              ===========   ===========  ===========

    Total Option Deposits...................  $     8,677   $    12,504  $     8,770
                                              ===========   ===========  ===========

Financial Services Segment

         Operating profits from the financial services segment were $3,297,000 and $6,845,000, respectively, for the second quarter and first half of 1999, compared with $7,162,000 and $9,187,000, respectively, for the same periods in 1998. The 1998 periods benefited from the recognition of a $4,450,000 pre-tax gain related to the sale of the Company's asset management business.

         The table below summarizes the results of HomeAmerican's operations (in thousands).

                                                              Three Months                Six Months
                                                             Ended  June 30,            Ended  June 30,
                                                       -------------------------   -------------------------
                                                           1999          1998          1999          1998
                                                       -----------   -----------   -----------   -----------
       Origination Fees............................    $     3,217   $     2,275   $     5,720   $     4,140

       Gains on Sales of Mortgage Loans, net.......    $     2,010   $     2,012   $     4,350   $     4,016

       Gains on Sales of Mortgage Servicing, net...    $     1,026   $       692   $     2,289   $       927

       Operating Profit............................    $     3,297   $     2,572   $     6,845   $     4,596

       Principal Amount of Originations and
         Purchases
          MDC home buyers..........................    $   225,694   $   173,205   $   387,417   $   314,329
          Spot.....................................         10,239        16,563        22,526        28,553
          Correspondent............................            - -        35,997        12,074        76,674
                                                       -----------   -----------   -----------   -----------
                Total..............................    $   235,933   $   225,765   $   422,017   $   419,556
                                                       ===========   ===========   ===========   ===========
       Capture Rate................................            71%           71%           70%           72%
                                                       ===========   ===========   ===========   ===========
          Including Brokered Loans.................            83%           78%           81%           78%
                                                       ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the second quarter and first half of 1999 increased, compared with the same periods in 1998, primarily due to increases of (1) $942,000 and $1,580,000, respectively, in origination fees; and
(2)  $334,000  and  $1,362,000,  respectively,  in gains from sales of  mortgage servicing. These increases partially were offset by higher general and administrative expenses resulting from the increased mortgage lending activity. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 96% and 92%, respectively, of the principal amount of mortgage loans originated by HomeAmerican in the second quarter and first half of 1999.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") remained approximately the same for the quarter and six months ended June 30, 1999, compared with the Capture Rate for the same periods in 1998. However, the number of mortgage loans brokered by HomeAmerican for origination by outside lending institutions for MDC home buyers with non-agency-qualified credit has increased. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Mortgage loans brokered by HomeAmerican as a percentage of total MDC home closings increased to approximately 12% and 11%, respectively, for the second quarter and first half of 1999, compared with approximately 6% for the same periods in 1998.

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

Other Operating Results

         Corporate Other Revenues - In the second quarter of 1999, the Company recognized income of approximately $1,500,000 related to its share of a gain from the sale of substantially all of the assets of a partnership in which it was an investor. The Company does not anticipate earning income or receiving distributions from this partnership in the future.

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the second quarter and first half of 1999 and 1998.

         Corporate and homebuilding interest incurred decreased 9% and 13%, respectively, to $5,231,000 and $9,951,000, respectively, for the second quarter and first half of 1999, compared with $5,727,000 and $11,499,000, respectively, for the same periods in 1998, primarily due to lower levels of outstanding debt and more favorable effective interest rates in 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses increased to $7,659,000 and $13,964,000, respectively, during the second quarter and first half of 1999, compared with $4,040,000 and $7,552,000, respectively, for the same periods in 1998, primarily due to (1) greater compensation expense in 1999 related to the Company's increased profitability and expanding operations; (2) the recognition in the first six months of 1998 of an $836,000 credit to health insurance expense related to a reduction in incurred but not reported liabilities of the employee medical plan sponsored by the Company; and (3) approximately $200,000 and $1,000,000, respectively, for the quarter and six months ended June 30, 1999 in expenses primarily resulting from the development of new processes, controls and computer systems relative to the Company's "best practices" endeavors.

         "Year 2000" Issue - The Company began assessing the possible impact of the Year 2000 ("Y2K") issue on its business operations in 1997. The issue arises because of information technology ("IT") which utilizes a two digit date field. Y2K introduces the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond.

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

         The Company has completed all six phases with respect to its homebuilding information system and believes this system has been Y2K compliant since the third quarter of 1998. Management information systems for the Company's financial services activities are now in the implementation phase. Implementation of these systems is expected to be completed in the third quarter of 1999. Given the nature of the homebuilding industry, the Company is only minimally dependent upon non-IT systems such as telephone, security systems and time clocks. With respect to such non-IT systems, the Company has completed the implementation phase and believes these systems to be Y2K compliant.

         The Company is presently evaluating other potential Y2K issues. As part of this evaluation, the Company has requested and received representations from certain financial institutions and third party vendors which indicate their progress toward Y2K compliance. The Company has sent Y2K compliance surveys to certain significant subcontractors, vendors and municipalities and has received responses to approximately 70% of the surveys. To date, the survey responses have not indicated any Y2K compliance issues that would result in a material adverse effect on the Company's financial position or results of operations.

         The Company incurred costs for outside consultants and internal costs in the first half of 1999 and all of 1998 and 1997 related to Y2K which aggregated approximately $800,000, and future consulting and internal costs are expected to be approximately $50,000 during the balance of 1999. These costs, which are expensed as incurred, have been and will continue to be funded from operations. The costs incurred through June 30, 1999 did not have a material adverse effect on the Company's financial position or results of operations.

         The Company could be impacted materially by widespread economic or financial market disruptions or by Y2K computer system failures at government agencies on which the Company is dependent for utilities, zoning, building permits and related items. However, the most likely worst-case Y2K scenario would include instances of construction delays caused by the Company's inability to secure building permits, zoning and utilities as well as closing delays caused by the inability of home buyers to obtain financing. In addition, there could be instances of subcontractors experiencing construction delays due to their inability to secure building materials on a timely basis. The Company typically uses several subcontractors within a given trade. As a result, the Company believes that it will be able to replace subcontractors that may not be able to perform due to Y2K deficiencies.

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

         MDC's overall effective income tax rate increased to 39.5% for the second quarter and first half of 1999 compared with 38.1% and 38.3%, respectively, for the same periods in 1998, due to an increase in the Company's effective state income tax rate. The 1999 and 1998 rates differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.


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

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by publicly traded 8 3/8% senior notes due 2008 (the "New Senior Notes"); and (3) current financing, primarily lines of credit, as discussed below. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

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

Lines of Credit and Other

         Homebuilding - The Company maintains a $300,000,000 unsecured revolving line of credit (the "Homebuilding Line") with a group of banks to support its homebuilding operations. The Homebuilding Line matures on June 30, 2003, although, pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At June 30, 1999, $55,000,000 was borrowed and $9,024,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans normally are sold within 40 days after origination or purchase. During the first half of 1999 and 1998, HomeAmerican sold $422,279,000 and $395,152,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at June 30, 1999 was $51,000,000. At June 30, 1999, $26,076,000
was borrowed and an additional $24,924,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's New Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. These agreements are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The Company believes that it is in compliance with these representations, warranties and covenants.

         The financial covenants contained in the loan agreement for the Homebuilding Line include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed 2.15 times MDC's "adjusted consolidated tangible net worth," as defined in the loan agreement. Under the consolidated net worth test, MDC's "tangible net worth," as defined, must not be less than $170,000,000 plus 50% of "consolidated net income," as defined, after January 1, 1996.

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

Consolidated Cash Flow

         During the first six months of 1999, the Company used $19,850,000 of cash in its operating activities, primarily due to increases in homebuilding inventories, partially offset by internally generated funds, in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit.

         During the first six months of 1998, the Company used $37,897,000 of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit as well as the $13,250,000 proceeds from the sale of the Company's headquarters office building and the collection of $4,450,000 in notes receivable with respect to the sale of the Company's asset management business.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         MDC held its Annual  Meeting of  Shareowners  (the  "Meeting")  on
May 24, 1999. At the Meeting, Messrs. Gilbert Goldstein and William B. Kemper were elected as directors to serve three-year terms.


ITEM 5.  OTHER INFORMATION.


         On July 23, 1999, the Company's board of directors declared a dividend of five cents per share for the quarter ended June 30, 1999, payable August 12, 1999, to shareowners of record on July 30, 1999. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (a) Exhibit:

                                 10.1 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust.

                                 10.2 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998.

                                  27      Financial Data Schedule.

                  (b) Reports on Form 8-K:

                                  (1) Form 8-K dated April 20, 1999 reporting the Company's results for the first quarter ended March 31, 1999, including unaudited summary financial statements and other financial information.

                                  (2) Form 8-K dated June 3, 1999 reporting the Company's home orders for
                                          April and May 1999.


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 4, 1999                       M.D.C. HOLDINGS, INC.
         --------------                       (Registrant)



                                              By:   /s/ Paris G. Reece III
                                                    ----------------------------
                                                    Paris G. Reece III,
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer