Form 10-Q
period 1999-09-30
MDC HOLDINGS INC
filed 1999-11-10
CIK 773141

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         As of November 9, 1999, 22,315,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                          Page
                                                                           No.
Part I.       Financial Information:                                      ----

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 1999
                           (Unaudited)and December 31, 1998...............   1

                         Statements of Income (Unaudited) for the three
                           and nine months ended September 30, 1999
                           and 1998.......................................   3

                         Statements of Cash Flows (Unaudited) for the nine
                           months ended September 30, 1999 and 1998.......   4

                         Notes to Financial Statements (Unaudited)........   5

               Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............   8

Part II.       Other Information:

               Item 1.   Legal Proceedings................................  19

               Item 4.   Submission of Matters to a Vote of Shareowners...  19

               Item 5.   Other Information................................  19

               Item 6.   Exhibits and Reports on Form 8-K.................  19

                                        (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                  (In thousands)

                                                                                 September 30,  December 31,
                                                                                     1999          1998
                                                                                 ------------   -----------
ASSETS                                                                            (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $    3,580    $     2,460
   Property and equipment, net.................................................        2,615          2,901
   Deferred income taxes.......................................................       21,653         17,949
   Deferred debt issue costs, net..............................................        2,444          2,589
   Other assets, net...........................................................        5,450          5,670
                                                                                  ----------    -----------
                                                                                      35,742         31,569

Homebuilding
   Cash and cash equivalents...................................................        6,880          7,279
   Home sales and other accounts receivable....................................       15,223         12,771
   Inventories, net
     Housing completed or under construction...................................      381,832        294,104
     Land and land under development...........................................      285,077        217,180
   Prepaid expenses and other assets, net......................................       52,934         58,981
                                                                                  ----------    -----------
                                                                                     741,946        590,315

Financial Services
   Cash and cash equivalents...................................................          414            340
   Mortgage loans held in inventory, net.......................................       87,244         84,548
   Other assets, net...........................................................        6,121          7,241
                                                                                  ----------    -----------
                                                                                      93,779         92,129

         Total Assets..........................................................   $  871,467    $   714,013
                                                                                  ==========    ===========

             See notes to condensed consolidated financial statements.
                                        - 1 -

                                 M.D.C. HOLDINGS, INC.
                         Condensed Consolidated Balance Sheets
                          (In thousands, except share amounts)

                                                                                 September 30,  December 31,
                                                                                     1999           1998
                                                                                  -----------   -----------
LIABILITIES                                                                       (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    37,681   $    32,378
   Income taxes payable........................................................       15,627        14,568
   Senior notes, net...........................................................      174,376       174,339
                                                                                 -----------   -----------
                                                                                     227,684       221,285
Homebuilding
   Accounts payable and accrued expenses.......................................      157,571       131,374
   Line of credit..............................................................       75,638        21,871
   Notes payable...............................................................          - -           866
                                                                                 -----------   -----------
                                                                                     233,209       154,111
Financial Services
   Accounts payable and accrued expenses.......................................       10,280        12,152
   Line of credit..............................................................       36,489        28,334
                                                                                 -----------   -----------
                                                                                      46,769        40,486
         Total Liabilities.....................................................      507,662       415,882
                                                                                 -----------   -----------
COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..
                                                                                         - -           - -
   Common stock, $.01 par value;  100,000,000 shares authorized;  28,166,000 and
     27,858,000 shares issued, respectively, at September 30, 1999 and
     December 31, 1998.........................................................          282           279
   Additional paid-in capital..................................................      179,588       175,160
   Retained earnings...........................................................      219,808       160,291
   Accumulated comprehensive income............................................        3,338         1,785
                                                                                 -----------   -----------
                                                                                     403,016       337,515
   Less treasury stock, at cost; 5,850,000 and 5,876,000 shares, respectively,
     at September 30, 1999 and December 31, 1998...............................      (39,211)      (39,384)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      363,805       298,131
                                                                                 -----------   -----------

         Total Liabilities and Stockholders' Equity............................  $   871,467   $   714,013
                                                                                 ===========   ===========

           See notes to condensed consolidated financial statements.
                                      - 2 -

                            M.D.C. HOLDINGS, INC.
                Condensed Consolidated Statements of Income
                  (In thousands, except per share amounts)
                                (Unaudited)

                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------
REVENUES
   Homebuilding.....................................   $    403,195    $    325,269    $  1,084,205    $    857,286
   Financial services...............................          6,739           6,279          20,664          21,099
   Corporate........................................            192              87           2,141             630
                                                       ------------    ------------    ------------    ------------
       Total Revenues...............................        410,126         331,635       1,107,010         879,015
                                                       ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Homebuilding.....................................        357,363         300,000         969,223         800,966
   Financial services...............................          3,812           3,069          10,892           8,702
   Corporate general and administrative.............          8,719           5,310          22,683          12,862
                                                       ------------    ------------    ------------    ------------
       Total Costs and Expenses.....................        369,894         308,379       1,002,798         822,530
                                                       ------------    ------------    ------------    ------------
Income before income taxes and extraordinary item..
                                                             40,232          23,256         104,212          56,485
Provision for income taxes..........................        (16,092)         (8,999)        (41,364)        (21,719)
                                                       ------------    ------------    ------------    ------------
Income before extraordinary item....................         24,140          14,257          62,848          34,766
Extraordinary loss from early extinguishment of
   debt, net of income tax benefit of $9,587........            - -             - -             - -         (15,314)
                                                       ------------    ------------    ------------    ------------
NET INCOME..........................................   $     24,140    $     14,257    $     62,848    $     19,452
Unrealized holding gains (losses) on securities
   arising during the period, net...................            337            (791)          1,553             604
                                                       ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME................................   $     24,477    $     13,466    $     64,401    $     20,056
                                                       ============    ============    ============    ============
EARNINGS PER SHARE

   Basic
       Income before extraordinary item.............   $       1.08    $        .78    $       2.83    $       1.92
                                                       ============    ============    ============    ============
       Net Income...................................   $       1.08    $        .78    $       2.83    $       1.07
                                                       ============    ============    ============    ============
   Diluted
       Income before extraordinary item.............   $       1.06    $        .65    $       2.77    $       1.59
                                                       ============    ============    ============    ============
       Net Income...................................   $       1.06    $        .65    $       2.77    $        .91
                                                       ============    ============    ============    ============
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic............................................         22,294          18,205          22,224          18,111
                                                       ============    ============    ============    ============
   Diluted..........................................         22,739          22,673          22,667          22,598
                                                       ============    ============    ============    ============
DIVIDENDS PER SHARE.................................   $        .05    $        .04    $        .15    $        .11
                                                       ============    ============    ============    ============

           See notes to condensed consolidated financial statements.
                                      - 3 -

                                M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                             1999             1998
                                                                         -------------    -------------
OPERATING ACTIVITIES
 Net income..........................................................    $      62,848    $      19,452
 Adjustments to reconcile net income to net cash used in operating activities
      Loss from the early extinguishment of debt.....................              - -           24,901
      Depreciation and amortization..................................           12,968           14,602
      Homebuilding asset impairment charges..........................              - -            4,500
      Deferred income taxes..........................................           (3,704)          (3,599)
      Gains on sales of mortgage-related assets......................              - -           (4,509)
      Net changes in assets and liabilities
         Home sales and other accounts receivable....................           (2,452)         (12,807)
         Homebuilding inventories....................................         (154,636)         (77,058)
         Mortgage loans held in inventory............................           (2,696)         (25,431)
         Accounts payable and accrued expenses and income taxes
            payable..................................................           30,428           33,383
         Prepaid expenses and other assets...........................              138          (15,617)
      Other, net.....................................................              872           (2,067)
                                                                         -------------    -------------
Net cash used in operating activities................................          (56,234)         (44,250)
                                                                         -------------    -------------
INVESTING ACTIVITIES
Net proceeds from sale of office building............................              - -           13,250
Net proceeds from mortgage-related assets and liabilities............              - -            4,636
Other, net...........................................................             (555)          (1,952)
                                                                         -------------    -------------
Net cash provided by (used in) investing activities..................             (555)          15,934
                                                                         -------------    -------------
FINANCING ACTIVITIES
Lines of credit
     Advances........................................................        1,109,955          895,684
     Principal payments..............................................       (1,048,033)        (849,601)
Notes payable
     Borrowings......................................................              - -              574
     Principal payments..............................................           (1,898)         (13,108)
Senior notes
      Proceeds from issuance.........................................              - -          171,541
      Repurchase and defeasance......................................              - -         (152,000)
      Premium on repurchase and defeasance...........................              - -          (17,592)
Retirement of subordinated notes.....................................              - -          (10,230)
Dividend payments....................................................           (3,331)          (1,988)
Proceeds from stock issuance.........................................              891            2,588
                                                                         -------------    -------------
Net cash provided by financing activities............................           57,584           25,868
                                                                         -------------    -------------
Net increase (decrease) in cash and cash equivalents.................              795           (2,448)
Cash and cash equivalents
     Beginning of period.............................................           10,079           11,678
                                                                         -------------    -------------
     End of period...................................................    $      10,874    $       9,230
                                                                         =============    =============

             See notes to condensed consolidated financial statements.

                                  M.D.C. HOLDINGS, INC.
                   Notes to Condensed Consolidated Financial Statements
                                      (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 1999 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998.


B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                    Nine Months
                                                          Ended September 30,            Ended September 30,
                                                          1999          1998             1999           1998
                                                      -----------    -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    22,183    $    33,316     $    26,332     $    37,991

         Interest incurred.......................           5,393          5,408          15,344          16,907

         Interest expensed.......................             - -            - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (9,527)        (8,503)        (23,627)        (24,677)
                                                      -----------    -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    18,049    $    30,221     $    18,049     $    30,221
                                                      ===========    ===========     ===========     ===========

C.    Stockholders' Equity

         In the fourth quarter of 1998, all $28,000,000 outstanding principal amount of the Company's 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes") were converted into approximately 3,612,900 shares of MDC common stock at a conversion price of $7.75 per share.

D.    Extraordinary Item

         Net income for the first nine months of 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Old Senior Notes").

E.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                    Nine Months
                                                           Ended September 30,           Ended September 30,
                                                          1999           1998            1999            1998
                                                      ------------   ------------    ------------    ------------
         Homebuilding
              Home sales.........................     $    398,833   $    322,337    $  1,076,061    $    846,852
              Land sales.........................            2,912          2,421           5,737           9,224
              Other revenues.....................            1,450            511           2,407           1,210
                                                      ------------   ------------    ------------    ------------
                                                           403,195        325,269       1,084,205         857,286
                                                      ------------   ------------    ------------    ------------

              Home cost of sales.................          320,020        265,927         866,833         705,449
              Land cost of sales.................            2,403          1,572           4,426           5,857
              Asset impairment charges...........              - -          1,500             - -           4,500
              Marketing..........................           19,936         19,384          58,045          52,780
              General and administrative.........           15,004         11,617          39,919          32,380
                                                      ------------   ------------    ------------    ------------
                                                           357,363        300,000         969,223         800,966
                                                      ------------   ------------    ------------    ------------
                  Homebuilding Operating Profit..           45,832         25,269         114,982          56,320
                                                      ------------   ------------    ------------    ------------
         Financial Services
            Mortgage Lending Revenues
              Net interest income................              735            597           2,012           1,630
              Origination fees...................            3,315          2,568           9,035           6,708
              Gains on sales of mortgage  loans,
                net..............................            2,011          2,277           6,361           6,293
              Gains on sales of mortgage
                servicing........................              543            742           2,832           1,669
              Mortgage servicing and other.......              135             95             424             197
            Asset Management Revenues............              - -            - -             - -           4,602
                                                      ------------   ------------    ------------    ------------
                                                             6,739          6,279          20,664          21,099
            General and Administrative Expenses..            3,812          3,069          10,892           8,702
                                                      ------------   ------------    ------------    ------------
                  Financial Services Operating
                    Profit.......................            2,927          3,210           9,772          12,397
                                                      ------------   ------------    ------------    ------------
          Total Operating Profit.................           48,759         28,479         124,754          68,717
                                                      ------------   ------------    ------------    ------------
         Corporate
              Interest and other revenues........              192             87           2,141             630
              General and administrative.........           (8,719)        (5,310)        (22,683)        (12,862)
                                                      ------------   ------------    ------------    ------------
                  Net Corporate Expenses.........           (8,527)        (5,223)        (20,542)        (12,232)
                                                      ------------   ------------    ------------    ------------
         Income Before Income Taxes and
            Extraordinary Item...................     $     40,232   $     23,256    $    104,212    $     56,485
                                                      ============   ============    ============    ============

F.     Earnings Per Share

         Pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the computation of diluted earnings per share takes into account the effect of dilutive stock options and for the quarter and nine months ended September 30, 1998, assumed the conversion into MDC common stock of all of the $28,000,000 outstanding principal amount of the Convertible Subordinated Notes at a conversion price of $7.75 per share of MDC common stock. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                   1999           1998          1999          1998
                                                                -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Income before extraordinary item.................   $    24,140   $    14,257   $    62,848   $    34,766
            Extraordinary loss, net of taxes.................           - -           - -           - -       (15,314)
                                                                -----------   -----------   -----------   -----------
                 Net income..................................   $    24,140   $    14,257   $    62,848   $    19,452
                                                                ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........        22,294        18,205        22,224        18,111
                                                                ===========   ===========   ===========   ===========
            Per share amounts
                 Income before extraordinary item............   $      1.08   $       .78   $      2.83   $      1.92
                 Extraordinary loss, net of taxes............           - -           - -           - -         (.85)
                                                                -----------   -----------   -----------   ----------
                 Net income..................................   $      1.08   $       .78   $      2.83   $      1.07
                                                                ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Income before extraordinary item.................   $    24,140   $    14,257   $    62,848   $    34,766
            Conversion of Convertible Subordinated Notes.....           - -           392           - -         1,175
                                                                -----------   -----------   -----------   -----------
            Adjusted income before extraordinary item........        24,140        14,649        62,848        35,941
            Extraordinary loss, net of taxes.................           - -           - -           - -       (15,314)
                                                                -----------   -----------   -----------   -----------
                 Adjusted net income.........................   $    24,140   $    14,649   $    62,848   $    20,627
                                                                ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........        22,294        18,205        22,224        18,111
            Stock options, net...............................           445           855           443           874
            Conversion of Convertible Subordinated Notes.....           - -         3,613           - -         3,613
                                                                -----------   -----------   -----------   -----------
                 Diluted weighted-average shares outstanding.        22,739        22,673        22,667        22,598
                                                                ===========   ===========   ===========   ===========
            Per share amounts
                 Income before extraordinary item............   $      1.06   $       .65   $      2.77   $      1.59
                 Extraordinary loss, net of taxes............           - -           - -           - -         (.68)
                                                                -----------   -----------   -----------   ----------
                 Net income..................................   $      1.06   $       .65   $      2.77   $       .91
                                                                ===========   ===========   ===========   ===========

G.    Supplemental Disclosure of Cash Flow Information (in thousands).

                                                                              Nine Months
                                                                          Ended September 30,
                                                                          1999            1998
                                                                      -----------     -----------
  Cash paid during the period for
      Interest...................................................     $     6,842     $    14,274
      Income taxes...............................................     $    46,192     $    13,234
  Non-cash investing and financing activities
      Land purchases financed by seller..........................     $     1,032     $       574
      Land sales financed by MDC.................................     $        43     $       282


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


                             RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                           Three Months                    Nine Months
                                                        Ended September 30,            Ended September 30,
                                                       1999            1998           1999            1998
                                                   ------------    ------------   ------------    ------------
        Revenues................................   $    410,126    $    331,635   $  1,107,010    $    879,015

        Income Before Income Taxes and
           Extraordinary Item...................   $     40,232    $     23,256   $    104,212    $     56,485

        Income Before Extraordinary Item........   $     24,140    $     14,257   $     62,848    $     34,766

        Net Income..............................   $     24,140    $     14,257   $     62,848    $     19,452

        Earnings Per Share:
           Basic
             Income Before Extraordinary Item...   $       1.08    $        .78   $       2.83    $       1.92
             Net Income.........................   $       1.08    $        .78   $       2.83    $       1.07

           Diluted
             Income Before Extraordinary Item...   $       1.06    $        .65   $       2.77    $       1.59
             Net Income.........................   $       1.06    $        .65   $       2.77    $        .91

         Revenues for the third quarter and first nine months of 1999 increased $78,491,000 and $227,995,000, respectively, compared with the same periods in 1998, primarily due to higher home sales revenues resulting from record levels of home closings and increases of almost 10% in the average selling prices of homes closed.

         Income before extraordinary item increased 69% and 81%, respectively, in the third quarter and first nine months of 1999, compared with the same periods in 1998. These increases primarily were a result of increased operating profit from the Company's homebuilding segment, due to the home sales revenue increases described above and 230 and 270 basis point increases, respectively, in Home Gross Margins (as defined below).

         Net income for the first nine months of 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the then remaining $152,000,000 principal amount of Old Senior Notes.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------

       Home Sales Revenues.........................    $    398,833    $    322,337    $  1,076,061    $    846,852
       Homebuilding Operating Profit...............    $     45,832    $     25,269    $    114,982    $     56,320
       Average Selling Price Per Home   Closed.....    $      212.7    $      195.5    $      207.5    $      189.0
       Home Gross Margins..........................           19.8%           17.5%           19.4%           16.7%
           Excluding Interest in Home Cost of Sales           21.9%           20.1%           21.5%           19.4%

       Orders For Homes, net (units)
              Colorado.............................             655             603           2,259           2,200
              California...........................             329             238           1,129             858
              Arizona..............................             261             445           1,199           1,396
              Nevada...............................             151             156             425             461
              Virginia.............................             150             124             611             551
              Maryland.............................              70              84             268             309
                                                       ------------    ------------    ------------    ------------
                   Total...........................           1,616           1,650           5,891           5,775
                                                       ============    ============    ============    ============
       Homes Closed (units)
              Colorado.............................             653             588           1,846           1,699
              California...........................             381             274             921             649
              Arizona..............................             444             428           1,299           1,119
              Nevada...............................             151             111             407             307
              Virginia.............................             183             156             493             441
              Maryland.............................              63              92             220             266
                                                       ------------    ------------    ------------    ------------
                   Total...........................           1,875           1,649           5,186           4,481
                                                       ============    ============    ============    ============

                                                       September 30,   December 31,    September 30,
                                                           1999            1998            1998
                                                       ------------    ------------    ------------
       Backlog (units)
              Colorado.............................           1,768           1,355           1,381
              California...........................             534             326             479
              Arizona..............................             596             696             670
              Nevada...............................             164             146             249
              Virginia.............................             372             254             321
              Maryland.............................             201             153             226
                                                       ------------    ------------    ------------
                   Total...........................           3,635           2,930           3,326
                                                       ============    ============    ============
                   Estimated Sales Value...........    $    750,000    $    580,000    $    650,000
                                                       ============    ============    ============

                                                       September 30,   December 31,    September 30,
                                                           1999            1998            1998
                                                       ------------    ------------    ------------
       Active Subdivisions
              Colorado.............................              48              45              46
              California...........................              26              21              19
              Arizona..............................              18              24              26
              Nevada...............................              11               9              11
              Virginia.............................              16              20              21
              Maryland.............................              10              11              14
                                                       ------------    ------------    ------------
                   Total...........................             129             130             137
                                                       ============    ============    ============

         Home Sales Revenues - Home sales revenues in the third quarter and first nine months of 1999 were the highest for comparable periods in the Company's history and were 24% and 27% higher, respectively, than home sales revenues for the same periods in 1998. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the quarter and nine months ended September 30, 1999, which were higher in all of the Company's markets except Maryland, increased 14% and 16%, respectively, compared with the same periods in 1998. Home closings in the third quarter and first nine months of 1999, compared with the same periods in 1998, particularly were strong in (1) Phoenix (increases of 5% and 17%, respectively), Southern California (increases of 11% and 20%, respectively) and Colorado (increases of 11% and 9%, respectively) as a result of the strong demand for homes in these markets; and (2) Northern California, where the Company has opened eight active subdivisions in the San Francisco Bay area. Home closings decreased in the third quarter and first nine months of 1999 in Maryland, compared with the same periods in 1998, primarily due to the decreased number of active subdivisions in this market.

         Average Selling Price Per Home Closed - The average selling price per home closed in the third quarter and first nine months of 1999 increased $17,200 and $18,500, respectively, compared with the same periods in 1998. Each of the Company's markets realized higher average selling prices for the nine months ended September 30, 1999. The increases primarily were due to (1) a greater number of homes closed in higher-priced subdivisions in Southern and Northern California; (2) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; (3) selling price increases in each of the Company's markets, particularly in Colorado, Southern California and Phoenix; and (4) increased sales volume per home from the Company's existing design centers in Colorado, Phoenix and Southern California and from its new design centers in Las Vegas and Virginia.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 19.8% and 19.4%, representing increases of 230 and 270 basis points, respectively, during the quarter and nine months ended September 30, 1999, compared with the same periods in 1998. The increases largely were due to (1) in Colorado and Phoenix, selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in these markets; (2) in Maryland, fewer under-performing subdivisions in 1999 and management's continued efforts to improve profitability; (3) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix; (4) reduced levels of interest in home cost of sales, as discussed below; (5) increases in sales of higher-margin products through the Company's design centers; (6) a higher proportion of presold homes closed, which generally have higher Home Gross Margins than closings of spec homes; (7) home order cancellations which were re-sold at higher average selling prices; (8) lower incentives provided to home buyers particularly in Colorado, Phoenix and Tucson; and (9) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. These increases in Home Gross Margins were partially offset by increases in the cost of (1) land; (2) lumber, insulation, concrete and other raw materials; (3) subcontract labor; and (4) incurred and estimated future land development with respect to certain projects in Southern California.

         Looking forward, the Company believes that Home Gross Margins for the fourth quarter of 1999 will exceed by more than 100 basis points the Home Gross Margins achieved by the Company for the comparable period in 1998. Future growth in Home Gross Margins may be impacted adversely by (1) increased competition;
(2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues in the third quarter and first nine months of 1999 decreased to 2.1%, compared with 2.6% and 2.7%, respectively, for the same periods in 1998. These reductions primarily resulted from lower levels of capitalized interest in homebuilding inventories during the first nine months of 1999, compared with the first nine months of 1998. Despite increases in the amount of the Company's homebuilding inventories, interest capitalized in homebuilding inventories at September 30, 1999 decreased to $18,049,000, compared with $30,221,000 at September 30, 1998. This reduction in interest capitalized in homebuilding inventories primarily was due to (1) lower levels of interest incurred over the last year resulting from lower effective interest rates on the Company's outstanding debt; (2) the continued reduction in homebuilding and corporate debt levels; and (3) the build-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland.

         Orders for Homes and Backlog - The Company received orders for 1,616 homes and 5,891 homes, respectively, during the quarter and nine months ended September 30, 1999, compared with 1,650 and 5,775 home orders, respectively, received for the same periods in 1998. Compared with the third quarter of 1998, home orders in the third quarter of 1999 increased in (1) Virginia and Colorado, as a result of the continued strong demand for homes in these markets; and (2) Northern California, where home orders increased by 108 due to the addition of eight active subdivisions in the San Francisco Bay area. Near-record home orders in the first half of 1999 in Phoenix and Southern California accelerated the sell-out of certain projects, which caused a temporary decline in the number of active subdivisions and a corresponding decrease in home orders for the third quarter of 1999 in these markets.

         MDC's strong 1999 home orders contributed to a 9% increase in the Company's homes under contract but not yet delivered ("Backlog") at September 30, 1999 to 3,635 units with an estimated sales value of $750,000,000, compared with a Backlog of 3,326 units with an estimated sales value of $650,000,000 at September 30, 1998. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its September 30, 1999 Backlog to close under existing sales contracts during the fourth quarter of 1999 and first quarter of 2000. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include amortization of deferred marketing, model home expenses, sales commissions and other costs) increased to $19,936,000 and $58,045,000, respectively, for the quarter and nine months ended September 30, 1999, compared with $19,384,000 and $52,780,000, respectively, for the same periods in 1998. The increases in 1999 primarily were volume related, resulting from higher (1) sales commissions; (2) marketing-related salaries and benefits; and (3) product advertising and other costs incurred in connection with the Company's increased homebuilding activities. Notwithstanding the increased costs, these expenses declined as a percentage of home sales revenues to 5.0% and 5.4%, respectively, for the third quarter and first nine months of 1999, compared with 6.0% and 6.2%, respectively, for the same periods in 1998.

         General and Administrative - General and administrative expenses increased to $15,004,000 and $39,919,000, respectively, during the third quarter and first nine months of 1999, compared with $11,617,000 and $32,380,000, respectively, for the same periods in 1998, primarily due to increased compensation costs resulting from MDC's higher profitability and increased homebuilding activity.

   Asset Impairment Charges

         No asset impairment charges were recorded during the first nine months of 1999. Operating results during the third quarter and first nine months of 1998 were reduced by asset impairment charges of $1,500,000 and $4,500,000, respectively, related to certain of the Company's homebuilding assets in suburban Maryland. The asset impairment charges resulted from (1) the recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory;
(2) the write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins; and (3) the write-off of capitalized costs, primarily deferred marketing and option deposits, related to several low-margin projects.

   Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements and total option deposits (dollars in thousands).

                                              September 30,  December 31, September 30,
                                                  1999           1998         1998
                                              ------------   -----------  ------------

    Colorado................................   $    64,873   $    53,720  $     49,678
    California..............................       150,716       100,754        70,334
    Arizona.................................        28,197        25,178        26,480
    Nevada..................................        26,838        20,027        24,216
    Virginia................................         7,040        11,292        12,346
    Maryland................................         7,413         6,209         6,999
                                              ------------  ------------ -------------
         Total..............................  $    285,077  $    217,180 $     190,053
                                              ============  ============ =============

    Total Lots Owned........................         9,436         8,925         8,896

    Total Lots Controlled Under Option......         8,503         7,729         7,082
                                              ------------  ------------ -------------
         Total Lots Owned and Controlled...         17,939        16,654        15,978
                                             =============  ============ =============
    Total Option Deposits................... $       8,591  $     12,504 $      10,999
                                             =============  ============ =============

Financial Services Segment

         Operating profits from the financial services segment were $2,927,000 and $9,772,000, respectively, for the third quarter and first nine months of 1999, compared with $3,210,000 and $12,397,000, respectively, for the same periods in 1998. The 1998 nine-month period benefited from the recognition of a $4,450,000 pre-tax gain related to the sale of the Company's asset management business in 1996.

         The table below summarizes the results of HomeAmerican's operations (in thousands).

                                                             Three Months                Nine Months
                                                          Ended  September 30,        Ended  September 30,
                                                           1999          1998          1999          1998
                                                       -----------   -----------   -----------   -----------

       Origination Fees............................    $     3,315   $     2,568   $     9,035   $     6,708

       Gains on Sales of Mortgage Loans, net.......    $     2,011   $     2,277   $     6,361   $     6,293

       Gains on Sales of Mortgage Servicing, net...
                                                       $       543   $       742   $     2,832   $     1,669

       Operating Profit............................    $     2,927   $     3,210   $     9,772   $     7,807

       Principal Amount of Originations and
         Purchases
            MDC home buyers........................    $   223,568   $   184,715   $   610,985   $   499,044
            Spot...................................         11,403        10,267        33,929        38,820
            Correspondent..........................            - -        29,142        12,074       105,816
                                                       -----------   -----------   -----------   -----------

                Total..............................    $   234,971   $   224,124   $   656,988   $   643,680
                                                       ===========   ===========   ===========   ===========

       Capture Rate................................            69%           69%           70%           71%
                                                       ===========   ===========   ===========   ===========

            Including Brokered Loans...............            81%           78%           81%           78%
                                                       ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the first nine months of 1999 increased, compared with the same periods in 1998, primarily due to increases of $2,327,000 in origination fees and $1,163,000 in gains from sales of mortgage servicing. These increases partially were offset by higher general and administrative expenses resulting from the increased mortgage lending activity. HomeAmerican continued to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 95% and 93%, respectively, of the principal amount of mortgage loans originated by HomeAmerican in the third quarter and first nine months of 1999.

         HomeAmerican originates mortgage loans primarily for MDC home buyers and brokers mortgage loans for origination by outside lending institutions for MDC home buyers with non-agency-qualified credit. The portion of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") remained approximately the same for the quarter and nine months ended September 30, 1999, compared with the Capture Rate for the same periods in 1998. However, the number of mortgage loans brokered by HomeAmerican has increased in 1999, compared with the prior year. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Mortgage loans brokered by HomeAmerican as a percentage of total MDC home closings increased to approximately 12% for both the third quarter and first nine months of 1999, compared with approximately 9% and 7%, respectively, for the same periods in 1998.

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

Other Operating Results

         Corporate Other Revenues - In the first nine months of 1999, the Company recognized income of approximately $1,500,000 related to its share of a gain from the sale of substantially all of the assets of a partnership in which it was an investor. The Company does not anticipate earning income or receiving distributions from this partnership in the future. See "Forward-Looking Statements" below.

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the third quarter and first nine months of 1999 and 1998.

         Corporate and homebuilding interest incurred decreased to $5,393,000 and $15,344,000, respectively, for the third quarter and first nine months of 1999, compared with $5,408,000 and $16,907,000, respectively, for the same periods in 1998, primarily due to lower levels of outstanding debt and more favorable effective interest rates in 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses increased to $8,719,000 and $22,683,000, respectively, during the third quarter and first nine months of 1999, compared with $5,310,000 and $12,862,000, respectively, for the same periods in 1998. The increases in 1999 primarily were due to (1) greater compensation expense in 1999 related to the Company's higher profitability and increased homebuilding activities; (2) the recognition in the first nine months of 1998 of a credit to health insurance expense related to a reduction in incurred but not reported liabilities of the employee medical plan sponsored by the Company; and (3) approximately $900,000 and $1,900,000, respectively, for the quarter and nine months ended September 30, 1999 in increased expenses primarily attributable to the development of new processes, controls and computer systems related to the Company's "best practices" endeavors.

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

         The  Company  has   completed  all  six  phases  with  respect  to  its
homebuilding and financial services information systems and believes these systems are Y2K compliant. Given the nature of the homebuilding industry, the Company is only minimally dependent upon non-IT systems such as telephone, security systems and time clocks. With respect to such non-IT systems, the Company has completed the implementation phase and believes these systems to be Y2K compliant.

         The Company is presently evaluating other potential Y2K issues. As part of this evaluation, the Company has requested and received representations from certain financial institutions and third party vendors which indicate their progress toward Y2K compliance. The Company has sent Y2K compliance surveys to certain significant subcontractors, vendors and municipalities and has received responses to approximately 75% of the surveys. To date, the survey responses have not indicated any Y2K compliance issues that would result in a material adverse effect on the Company's financial position or results of operations.

         The Company incurred costs for outside consultants and internal costs in the first nine months of 1999 and all of 1998 and 1997 related to Y2K which aggregated approximately $825,000, and future consulting and internal costs are expected to be approximately $25,000 during the balance of 1999. These costs, which are expensed as incurred, have been and will continue to be funded from operations. The costs incurred through September 30, 1999 did not have a material adverse effect on the Company's financial position or results of operations.

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

         The Company believes that, based upon its assessment of the Y2K phenomena, certain subcontractors, vendors and government agencies may encounter Y2K problems that impact the Company and that may require MDC to take alternate or additional steps. In order to address Y2K concerns which may originate from subcontractors, third party vendors and governmental agencies, the Company is preparing a contingency plan. See "Forward-Looking Statements" below.

         Income Taxes - The Internal Revenue Service ("IRS") has completed its examinations of the Company's federal income tax returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the Company's federal income tax returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this latter examination. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may arise as a result of these examinations. See "Forward-Looking Statements" below.

         MDC's overall effective income tax rate increased to 40% and 39.7%, respectively, for the third quarter and first nine months of 1999 compared with 38.7% and 38.5%, respectively, for the same periods in 1998, due to an increase in the Company's effective state income tax rate. The 1999 and 1998 rates differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.


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

Lines of Credit and Other

         Homebuilding - The Company maintains a $300,000,000 unsecured revolving line of credit (the "Homebuilding Line") with a group of banks to support its homebuilding operations. At September 30, 1999, $75,638,000 was borrowed and $11,346,000 in letters of credit were outstanding under the Homebuilding Line. In October 1999, the Homebuilding Line was amended and restated to (1) extend the maturity date to September 30, 2004 from June 30, 2003; and (2) increase the maximum amount available to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans normally are sold within 40 days after origination or purchase. During the first nine months of 1999 and 1998, HomeAmerican sold $652,647,000 and $617,122,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. The aggregate amount available under the Mortgage Line at September 30, 1999 was $51,000,000. At September 30, 1999, $36,489,000 was borrowed and an additional $14,511,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's New Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the October 1999 amended and restated agreement for the Homebuilding Line (the "Amended and Restated Credit Agreement"), are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1998. The Amended and Restated Credit Agreement is being filed with the Securities and Exchange Commission as an Exhibit to this Form 10-Q.

         The financial covenants contained in the Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed the product of 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the consolidated tangible net worth test, MDC's "tangible net worth," as defined, must not be less than the sum of $238,000,000 and 50% of "consolidated net income," as defined, after December 31, 1998. In addition, the "consolidated tangible net worth," as defined, must not be less than $150,000,000.
         The Company's New Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the New Senior Notes.

         Pursuant to the Mortgage Line, HomeAmerican must maintain a "consolidated tangible net worth," as defined in the Mortgage Line, of at least $5,000,000 and may only pay up to 50% of its net income to MDC in the form of dividends.

Consolidated Cash Flow

         During the first nine months of 1999, the Company used $56,234,000 of cash in its operating activities, primarily due to increases in homebuilding inventories, partially offset by internally generated funds, in conjunction with its expanded homebuilding operations. The Company financed these operating cash requirements primarily through borrowings on its lines of credit.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS


         No matters were submitted to shareowners during the third quarter of 1999.


ITEM 5.  OTHER INFORMATION


         On October 25, 1999, the Company's board of directors declared a dividend of five cents per share for the quarter ended September 30, 1999, payable November 23, 1999, to shareowners of record on November 8, 1999. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a) Exhibit:

                                 4.1 Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent.

                                 4.2 Form of Guaranty agreement dated as of October 8, 1999 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND
                                          AMERICAN   HOMES  OF   NEVADA,   INC.,
                                          RICHMOND  AMERICAN  HOMES OF VIRGINIA,
                                          INC.,   RICHMOND   AMERICAN  HOMES  OF
                                          ARIZONA, INC., RICHMOND AMERICAN HOMES
                                          OF COLORADO,  INC.,  RICHMOND AMERICAN
                                          HOMES OF  NORTHERN  CALIFORNIA,  INC.,
                                          M.D.C. LAND CORPORATION,  and RICHMOND
                                          AMERICAN CONSTRUCTION, INC.

                                 4.3 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of October 8, 1999 payable to each of the Banks named in the Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent.

                                 10.1     Letter Agreement  between M.D.C.
                                          Holdings, Inc. and Gilbert  Goldstein,
                                          P.C. dated October 25, 1999 amending
                                          the Consulting  Agreement  effective
                                          October 1, 1998 between  M.D.C.
                                          Holdings, Inc. and Gilbert Goldstein,
                                          P.C.

                                 27       Financial Data Schedule.


                  (b) Reports on Form 8-K:

                                  (1)   Form 8-K dated July 2, 1999  reporting
                                        certain  changes  to the  Company's
                                        senior management.

                                  (2) Form 8-K dated July 9, 1999 reporting the Company's second quarter home order, home closings and backlog.

                                  (3) Form 8-K dated July 27, 1999 reporting the Company's results for the second quarter ended June 30, 1999 including unaudited summary financial statements and other financial information.

                                  (4)   Form 8-K  dated  July 27,  1999
                                        reporting the Company's second quarter dividend.

                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 10, 1999                  M.D.C. HOLDINGS, INC.
       -----------------                  (Registrant)


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