Form 10-K
period 1999-12-31
MDC HOLDINGS INC
filed 2000-02-09
CIK 773141

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

                   For the fiscal year ended December 31, 1999

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Transition period from            to
                                        ----------    -----------

                         Commission file number 1-8951
                            -----------------------

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

                               (303) 773-1100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
    Common Stock, $.01 par value       New York Stock Exchange/
8 3/8% Senior Notes due February 2008  The Pacific Stock Exchange
                                       New York Stock Exchange


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

         As of February 2, 2000, 22,497,000 shares of M.D.C. Holdings, Inc. common stock were outstanding, and the aggregate market value of the shares (based upon the closing price on that date of the shares on the New York Stock Exchange, Inc. as reported on the Composite Tape) held by non-affiliates was approximately $229,113,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K is incorporated by reference from the Registrant's 2000 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant's fiscal year.
================================================================================

                             M.D.C. HOLDINGS, INC.

                                  FORM 10-K

                      For the Year Ended December 31, 1999
                                ---------------

                               Table of Contents

                                                                           Page
                                                                            No.
                                                                           ----
       PART I
           ITEMS  1.
             AND  2.  BUSINESS AND PROPERTIES
                           (a) General Development of Business.............   1
                           (b) Financial Information About Industry
                                 Segments..................................   1
                           (c) Narrative Description of Business...........   1

            ITEM  3.  LEGAL PROCEEDINGS....................................   6

            ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..   6

       PART II
            ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY
                        HOLDER MATTERS.....................................   7

            ITEM  6.  SELECTED FINANCIAL AND OTHER DATA....................   8

            ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS................  10
            ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK........................................  20

            ITEM  8.  CONSOLIDATED FINANCIAL STATEMENTS.................... F-1

            ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE................  21

       PART III
            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...  21

            ITEM 11.  EXECUTIVE COMPENSATION...............................  21

            ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT.........................................  21

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......  21

       PART IV
            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K........................................  21


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

         (b) Financial Information About Industry Segments

         Note B to the Consolidated Financial Statements contains information regarding the Company's business segments for each of the three years ended December 31, 1999, 1998 and 1997.

         (c) Narrative Description of Business

         MDC's business consists of two segments, homebuilding and financial services. In our homebuilding segment, we build and sell single-family homes in metropolitan Denver, Colorado Springs and Northern Colorado; Northern Virginia and suburban Maryland; Northern and Southern California; Phoenix and Tucson, Arizona; and Las Vegas, Nevada. Our financial services segment consists principally of the operations of HomeAmerican.

         Our strategy is to build homes generally for the first-time and move-up buyer, the largest segments of prospective home buyers. The base prices for these homes generally range from approximately $80,000 to $520,000, although the Company builds homes with prices as high as $740,000. The average sales prices of the Company's homes closed in 1999 and 1998 were $211,400 and $193,700, respectively.

         When opening a new homebuilding project, the Company generally acquires fewer than 150 lots to avoid overexposure to any single sub-market. The Company prefers to acquire finished lots using rolling options or in phases for cash. If potential returns justify the risk, entitled land is acquired for development. The Company's Asset Management Committee, composed of members of the Company's senior management, generally meets weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about MDC's land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

         Homes are designed and built to meet local customer preferences. The Company, as general contractor, supervises construction of all of its projects and employs subcontractors for site development and home construction. The Company builds single-family detached homes, except in Virginia and Maryland, where we also build townhomes.

         HomeAmerican is a full service mortgage lender with offices located in each of MDC's markets. Because it provides mortgage loans to a majority of MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding business.

Homebuilding Segment.

         General. The Company is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in metropolitan Denver; among the top five homebuilders in Northern Virginia, suburban Maryland, Tucson and Colorado Springs; and among the top ten builders in Northern and Southern California, Phoenix and

Las Vegas. MDC believes a significant presence in its markets enables it to compete effectively for home buyers, land acquisitions and subcontractor labor.

         The Company designs, builds and sells quality single-family homes at affordable prices, generally for the first-time and move-up buyer. Approximately 71% of its homes closed in 1999 were in subdivisions targeted to the first-time and first-time move-up buyer, compared with approximately 74% and 83% in 1998 and 1997, respectively.

         The Company's operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 1997 through 1999 (dollars in thousands).

                                              Total Home Sales Revenues                    Percent of Total
                                      ---------------------------------------   ------------------------------------
                                          1999          1998          1997          1999         1998         1997
                                      -----------   -----------   -----------   ----------   ----------   ----------
          Colorado................    $   519,870   $   439,600   $   325,466          34%          36%          35%
          California..............        434,553       275,682       188,893          28%          22%          20%
          Arizona.................        260,224       218,110       154,875          17%          18%          16%
          Nevada..................         83,342        67,455        55,358           6%           6%           6%
          Virginia................        162,577       145,569       129,128          11%          12%          14%
          Maryland................         65,953        72,243        85,296           4%           6%           9%
                                      -----------   -----------   -----------   ----------   ----------   ----------
                Total.............    $ 1,526,519   $ 1,218,659   $   939,016         100%         100%         100%
                                      ===========   ===========   ===========   ==========   ==========   ==========

         Housing. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location are based on customer preference, lot size, the area's demographics and, to a lesser extent, the requirements of local municipalities.

         Design centers are located in the Company's Colorado, Phoenix, Southern California, Nevada and Virginia homebuilding divisions. Home buyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers, which are also planned for most of MDC's other divisions, not only provide MDC's customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

         The Company maintains limited levels of inventories of unsold homes in its markets. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective home buyers. In order to mitigate the risk of carrying excess inventory, the Company has reduced the number of its unsold homes under construction.

         Land Acquisition and Development. MDC purchases finished lots using option contracts and in phases or in bulk for cash. When estimated potential returns justify the risk, the Company acquires entitled land for development into finished lots. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas which will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes as soon as practical after a contract for sale is executed. This approach is intended to minimize the Company's investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. "Home Gross Margins" are gross margins (home sales revenues less cost of goods sold, which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense, and financing costs) as a percent of home sales revenues. See "Forward-Looking Statements" below.

         MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, normally on a "rolling" basis. Generally, in a rolling option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company relinquishes the option deposit. This practice limits the Company's risk and avoids a greater demand on its liquidity. At December 31, 1999, MDC had the right to acquire 8,063 lots under option agreements with approximately $8,700,000 in total option deposits. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

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

         The table below shows the carrying value of land and land under development, by state, as of December 31, 1997 through 1999 (in thousands).

                                                            December 31,
                                              --------------------------------------
                                                  1999          1998         1997
                                              -----------   -----------  -----------
     Colorado...............................  $    74,117   $    53,720  $    62,093
     California.............................      161,508       100,754       44,423
     Arizona................................       29,426        25,178       32,067
     Nevada.................................       27,419        20,027       17,342
     Virginia...............................        6,357        11,292       21,081
     Maryland...............................        9,853         6,209       16,006
                                              -----------   -----------  -----------
         Total..............................  $   308,680   $   217,180  $   193,012
                                              ===========   ===========  ===========

         The table below shows the number of lots owned and under option, by state, as of December 31, 1997 through 1999.

                                                             December 31,
                                                --------------------------------------
                                                   1999          1998          1997
                                                ----------    ----------    ----------
   Lots Owned
     Colorado................................        5,096         3,932         4,948
     California..............................        2,070         1,769           654
     Arizona.................................        1,976         1,836         1,531
     Nevada..................................          857           848           586
     Virginia................................          265           309         1,360
     Maryland................................          188           231           387
                                                ----------    ----------    ----------
         Total...............................       10,452         8,925         9,466
                                                ==========    ==========    ==========
   Lots Under Option
     Colorado................................        3,682         4,063         2,925
     California..............................          632           552           787
     Arizona.................................        1,724         1,492           435
     Nevada..................................           50           405           - -
     Virginia................................        1,771           903           925
     Maryland................................          204           314           658
                                                ----------    ----------    ----------
         Total...............................        8,063         7,729         5,730
                                                ==========    ==========    ==========

         Labor and Raw Materials. Generally, the materials used in MDC's homebuilding operations are standard items carried by major suppliers. The Company generally contracts for most of its materials and labor at a fixed price during the anticipated construction period of its homes. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the costs of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. To varying degrees, the Company experienced shortages in the availability of building materials and/or labor in 1999 in each of its markets, which resulted in delays in the delivery of homes under construction. The Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "Forward-Looking Statements" below.

         Seasonal Nature of Business. MDC's business is seasonal to the extent that its Colorado, California, Virginia and Maryland operations encounter weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions increase the Company's risk of buyer cancellations and higher costs for interest, materials and labor. In addition, home buyer preferences and demographics influence the seasonal nature of MDC's business.

         Backlog. As of December 31, 1999 and 1998, homes under contract but not yet delivered ("Backlog") totalled 2,941 and 2,930, respectively, with estimated sales values of $600,000,000 and $580,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 75% of its December 31, 1999 Backlog will close under existing sales contracts during the first nine months of 2000. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing and Sales. MDC's homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. In 1998, we also began marketing our homes through our internet website, www.RichmondAmerican.com. All of MDC's homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

         Title Operations. Since January 1998, the Company has provided title agency services through its wholly owned subsidiary, American Home Title and Escrow Company ("American Home Title") to MDC home buyers in Virginia and Maryland. American Home Title began offering title agency services to MDC's Colorado home buyers in 1999. The Company is evaluating opportunities to provide these title agency services in its other markets.

         Competition. The homebuilding industry is fragmented and highly competitive. MDC competes with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, warranty service and general reputation in the community. The Company also competes with subdivision developers and land development companies.

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

         From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives which may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain, water and sewer taps and building permits for its land inventory and land held for development. See "Forward-Looking Statements" below.

         The Company's homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land which it acquires. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays; cause the Company to incur substantial compliance and other costs; and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See "Forward-Looking Statements" below.

Financial Services Segment.

     Mortgage Lending Operations.

         General. HomeAmerican is a full-service mortgage lender. Through office locations in each of the Company's markets, HomeAmerican originates mortgage loans primarily for MDC's home buyers and, to a lesser extent, for others on a "spot" basis. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for MDC home buyers. HomeAmerican is the principal originator of mortgage loans for MDC's home buyers.

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

         Substantially all of the mortgage loans originated by HomeAmerican are sold to private investors within 40 days of origination. The Company uses HomeAmerican's secured warehouse line of credit, other borrowings and internally generated Company funds to finance these mortgage loans until they are sold.

         Portfolio of Mortgage Loan Servicing. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies, for which the servicer is paid a fee. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold "servicing released" (the servicing rights are included with the sale of the corresponding mortgage loans). The servicing rights on mortgage loans which are not sold "servicing released" generally are sold in bulk at a later date. HomeAmerican has sold, and intends to sell in the future, mortgage loan servicing. See "Forward-Looking Statements" below.

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 1999 consisted of servicing rights with respect to approximately 3,500 single-family loans, 93% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 5.5% to 11.5% and averaging 7.4%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates (currently .44% for FHA/VA loans and .25% for conventional loans) applicable to the loans comprising the portfolio.

         As interest rates increased during the course of 1999, the proportion of HomeAmerican's customers who selected adjustable rate mortgages ("ARMs") increased to approximately 28% in December 1999, compared with 2% in December 1998. The value of mortgage servicing rights related to ARMs is substantially less than mortgage servicing rights related to fixed rate mortgage loans.

         Pipeline. HomeAmerican's mortgage loans in process which had not closed
("Pipeline")  at  December  31,  1999  had  aggregate   principal   balances  of
$362,376,000.  Approximately  75%  of the  Pipeline  at

December 31, 1999 is anticipated to close during the first six months of 2000. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See "Forward-Looking Statements" below.

         Forward Sales Commitments. HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the Pipeline. Such contracts are the only significant financial derivative instrument utilized by MDC.

         Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

     Insurance Operations.

         In 1998, the Company began offering homeowners, auto and other types of casualty insurance to its Colorado home buyers through a wholly owned subsidiary, American Home Insurance Agency, Inc. ("American Home Insurance"). In 1999, American Home Insurance began offering these insurance services to MDC's home buyers in all states in which the Company operates except California. American Home Insurance services will be available to MDC's California home buyers beginning in the first quarter of 2000.

Employees.

         At December 31, 1999, MDC employed approximately 1,500 persons. MDC considers its employee relations to be satisfactory.

Item 3.  Legal Proceedings.

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See "Forward-Looking Statements" below.

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

         No meetings of the Company's stockholders were held during the fourth quarter of 1999.

                                     PART II

Item 5.  Market Price of Common Stock and Related Security Holder Matters.

         The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC common stock as reported on the Composite Tape.

                                                              High                Low
                                                            -------             -------
                        1998
                        First quarter..................     $ 18.88             $ 14.00
                        Second quarter.................     $ 20.00             $ 13.00
                        Third quarter..................     $ 24.00             $ 14.63
                        Fourth quarter.................     $ 21.94             $ 13.19

                        1999
                        First quarter..................     $ 21.56             $ 13.69
                        Second quarter.................     $ 21.50             $ 15.00
                        Third quarter..................     $ 22.00             $ 15.00
                        Fourth quarter.................     $ 17.25             $ 13.38

         The Company declared and paid dividends of six cents per share in the first quarter of 2000; five cents per share in each quarter in 1999; four cents per share in the last three quarters of 1998 and three cents per share in the first quarter of 1998.

         In  connection  with the  declaration  and  payment of  dividends,  the
Company is required to comply with certain covenants contained in its $300,000,000 unsecured revolving line of credit agreement and its 8 3/8% Senior Notes due 2008 (the "New Senior Notes") indenture dated January 1998. Pursuant to the terms of these agreements, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests. At December 31, 1999, the Company had a permitted dividend capacity of approximately $97,000,000 pursuant to the most restrictive of these covenants.

         On February 2, 2000, MDC had 1,282 shareowners of record.

Item 6.   Selected Financial and Other Data.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto presented elsewhere herein (in thousands, except per share amounts).

                                              SELECTED FINANCIAL DATA

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                           -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA
Revenues................................   $ 1,567,638    $ 1,263,209    $   969,562    $   922,595    $   865,856
                                           ===========    ===========    ===========    ===========    ===========
Operating profit
   Homebuilding.........................   $   162,258    $    86,764    $    41,543    $    27,967    $    33,018
   Financial services
     Mortgage lending...................        13,169         11,198          7,745         12,584          9,288
     Asset management...................           - -          4,590          1,434          6,073          4,050
                                           -----------    -----------    -----------    -----------    -----------
         Total financial services.......        13,169         15,788          9,179         18,657         13,338
                                           -----------    -----------    -----------    -----------    -----------
Net corporate expenses <F1>.............       (26,974)       (18,700)       (11,395)       (13,870)       (19,705)
                                           -----------    -----------    -----------    -----------    -----------
Income before income taxes and
   extraordinary item...................   $   148,453    $    83,852    $    39,327    $    32,754    $    26,651
                                           ===========    ===========    ===========    ===========    ===========

Income before extraordinary item........   $    89,392    $    51,568    $    24,205    $    20,799    $    17,250
   Basic per common share <F2>..........   $      4.02    $      2.79    $      1.37    $      1.12    $       .89
   Diluted per common share <F2>........   $      3.95    $      2.32    $      1.18    $       .98    $       .79

Net income <F3>.........................   $    89,392    $    36,254    $    22,026    $    20,378    $    17,250
   Basic per common share <F2>..........   $      4.02    $      1.96    $      1.25    $      1.09    $       .89
   Diluted per common share <F2>........   $      3.95    $      1.64    $      1.08    $       .97    $       .79

Weighted-average shares outstanding <F2>
   Basic................................        22,247         18,451         17,673         18,623         19,362
   Diluted..............................        22,656         22,606         21,899         22,763         23,737

Dividends paid per share................   $       .20    $       .15    $       .12    $       .12    $       .11

                                                                        December 31,
                                           -----------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                           -----------    -----------    -----------    -----------    -----------
BALANCE SHEET DATA
Assets
   Housing completed or under
     construction.......................   $   337,029    $   294,104    $   249,928    $   251,885    $   265,205
   Land and land under development......   $   308,680    $   217,180    $   193,012    $   182,927    $   176,960
   Total assets.........................   $   877,008    $   714,013    $   621,770    $   617,303    $   634,811

Homebuilding and Corporate Debt
   Homebuilding
     Line of credit.....................   $    40,000    $    21,871    $    20,766    $    11,832    $    43,490
     Notes payable......................           - -            866          9,676          3,063         10,571
   Senior notes.........................       174,389        174,339        150,354        187,721        187,525
   Subordinated notes...................           - -            - -         38,230         38,225         38,221
                                           -----------    -----------    -----------    -----------    -----------
        Total homebuilding and
          corporate debt................   $   214,389    $   197,076    $   222,457    $   244,328    $   283,344
                                           ===========    ===========    ===========    ===========    ===========
Stockholders' Equity....................   $   389,023    $   298,131    $   229,593    $   213,847    $   205,033

   Ratio of Homebuilding and Corporate
   Debt to Stockholders' Equity.........           .55            .66            .97           1.14           1.38
Ratio of Homebuilding and Corporate
   Debt to Capital (excluding Mortgage
   Lending
   Debt)................................           .36            .40            .49            .53            .58


                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                           -----------    -----------    -----------    -----------    -----------
OPERATING DATA
   Home sales revenues..................   $ 1,526,519    $ 1,218,659    $   939,016    $   880,358    $   827,448
   Orders for homes, net (units)........         7,232          7,191          5,769          5,049          4,536
   Homes closed (units).................         7,221          6,293          5,223          4,974          4,570
   Backlog
     Units <F4>.........................         2,941          2,930          2,032          1,486          1,355
     Estimated sales value <F4>.........   $   600,000    $   580,000    $   380,000    $   261,000    $   243,000
   Average selling price per home ......   $     211.4    $     193.7    $     179.8    $     177.0    $     181.1
   Home Gross Margins...................         19.3%          16.9%          14.5%          13.7%          13.4%

Cash Flows From
   Operating activities.................   $    (3,845)   $       800    $    18,516    $    47,925    $    22,553
   Investing activities.................   $    (1,878)   $    15,081    $     3,513    $    13,998    $     8,728
   Financing activities.................   $    34,574    $   (17,480)   $   (21,655)   $   (71,414)   $   (54,050)
Corporate and Homebuilding SG&A as a %
   of Home Sales Revenues...............         10.8%          11.5%          11.0%          11.0%          10.9%

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                           -----------    -----------    -----------    -----------    -----------
EBITDA, AS ADJUSTED <F5>
   Income before extraordinary item.....   $    89,392    $    51,568    $    24,205    $    20,799    $    17,250
     Add
       Income taxes.....................        59,061         32,284         15,122         11,955          9,401
       Corporate and homebuilding
         interest expense...............           - -            - -            761          3,773          7,773
       Interest in cost of sales........        30,187         34,184         28,361         25,995         28,397
       Other fixed charges..............         1,347            953            797          1,165          2,492
       Depreciation and amortization....        17,845         20,228         15,050         12,067         10,280
       Non-cash charges
           Homebuilding asset
              impairment charges........         2,242          5,300          5,850          9,191          3,677
           Other........................           - -            - -            - -            533            - -
                                           -----------    -----------    -----------    -----------    -----------
   Total EBITDA, as adjusted............   $   200,074    $   144,517    $    90,146    $    85,478    $    79,270
                                           ===========    ===========    ===========    ===========    ===========
   Interest incurred....................   $    21,261    $    22,525    $    26,368    $    30,296    $    33,909

EBITDA, as adjusted/Interest Incurred...           9.4            6.4            3.4            2.8            2.3
----------

<F1>  Net  corporate  expenses  represent  (a) net realized  gains and losses on investments and marketable  securities;  (b) interest,  dividend and other
      income;  (c)  corporate  general  and  administrative   expense;  and  (d)
      corporate and homebuilding interest expense.

<F2>  Based upon the adoption of Statement of Financial  Accounting  Standards
      No. 128, "Earnings per Share" ("SFAS 128").

<F3>  Includes  the  effects  of  extraordinary  after-tax  losses  on the early extinguishment of debt resulting principally from (a) in 1998, the refinancing of MDC's 11 1/8% Senior Notes due 2003 (the "Old Senior
      Notes"); (b) in 1997, the repurchase of $38,000,000 principal amount of the Old Senior Notes; and (c) in 1996, certain other debt extinguishments.

<F4>  At end of period.

<F5>  "EBITDA,  as adjusted" has been computed in accordance with the definition of  "Consolidated  EBITDA" set forth under the New Senior Notes indenture.
      Under this definition, EBITDA, as adjusted, is calculated by adding to net income the provision for income tax, depreciation,  amortization, interest expense and other non-cash,  extraordinary charges that reduce net income, including asset impairment  charges.  EBITDA,  as adjusted,  should not be considered an  alternative  to operating  income  determined in accordance with generally accepted accounting  principles ("GAAP") as an indicator of operating  performance,  nor an  alternative  to cash flows from operating activities  determined in accordance  with GAAP as a measure of liquidity.
      Because some analysts and companies may not calculate EBITDA, as adjusted, in the same manner as MDC, the EBITDA, as adjusted,  information presented above may not be  comparable  to similar  presentations  by others.  MDC's management believes that EBITDA, as adjusted,  reflects the changes in the
      Company's  operating  results,   particularly  changes  in  the  Company's
      operating income,  and is an indication of MDC's ability to generate funds from  operations  that are  available  to pay income  taxes,  interest and principal on debt and to meet other cash obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

Consolidated Results.

         1999 Compared With 1998. Revenues for the year ended December 31, 1999 were $1,567,638,000, the highest in the Company's history and a 24% increase over 1998. The increase primarily resulted from a 15% increase in the number of home closings and a $17,700 increase in the average selling price per home closed.

         Income before income taxes and extraordinary item increased 77% to $148,453,000 in 1999. The increase primarily was due to an 87% increase in homebuilding segment operating profit, partially offset by a 17% decrease in financial services segment operating profit. The homebuilding segment increase principally was a result of the home closing and average selling price increases described above and an increase of 240 basis points in Home Gross Margins. The financial services segment operating profit decreased in 1999 due to a $4,450,000 gain recognized in 1998 resulting from the receipt of the final payment for the September 1996 sale of the Company's asset management business. Operating profit increased 18% in 1999 in the Company's mortgage lending operations primarily due to a 28% increase in loan origination fees.

         Throughout 1999, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. Homebuilding and corporate debt at December 31, 1999 increased by only $17,313,000 from December 31, 1998, notwithstanding a $134,425,000 increase in homebuilding inventories and a $28,851,000 increase in available cash. The Company's strong 1999 operating results increased stockholders' equity by 30% to $389,023,000, or $17.43 per outstanding share, at December 31, 1999. These factors contributed to a reduction in the Company's corporate and homebuilding debt-to-capital ratio to
 .36 at December 31, 1999, compared with .40 at December 31, 1998. In addition, the Company's ratio of EBITDA, as adjusted, to interest incurred improved to 9.4 for the year ended December 31, 1999, compared with 6.4 for the same period in 1998.

         1998 Compared With 1997. Revenues for the year ended December 31, 1998 were $1,263,209,000, a 30% increase from 1997. The increase primarily resulted from a 20% increase in the number of home closings and a $13,900 increase in the average selling price per home closed.

         Income before income taxes and  extraordinary  item  increased  113% to
$83,852,000 in 1998. The increase primarily was due to the increased profitability of the homebuilding and financial services segments. The homebuilding segment increase principally was a result of the home closing and average selling price increase described above and an increase of 240 basis points in Home Gross Margins. The financial services segment increase primarily resulted from increased mortgage lending profits and the gain from the sale of the Company's asset management business discussed above.

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

Homebuilding Segment.

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                       Year Ended December 31,
                                              ---------------------------------------
                                                  1999          1998          1997
                                              -----------   -----------   -----------
Home Sales Revenues.........................  $ 1,526,519   $ 1,218,659   $   939,016
Operating Profits...........................  $   162,258   $    86,764   $    41,543
Average Selling Price Per Home Closed.......  $     211.4   $     193.7   $     179.8
Home Gross Margins..........................        19.3%         16.9%         14.5%
     Excluding Interest in Home Cost of
       Sales................................        21.2%         19.5%         17.5%

Orders For Homes, Net (Units)
     Colorado...............................        2,755         2,742         2,039
     California.............................        1,396         1,042           938
     Arizona................................        1,455         1,829         1,297
     Nevada.................................          552           540           434
     Virginia...............................          738           710           650
     Maryland...............................          336           328           411
                                              -----------   -----------   -----------
       Total................................        7,232         7,191         5,769
                                              ===========   ===========   ===========
Homes Closed (Units)
     Colorado...............................        2,484         2,267         1,735
     California.............................        1,465           986           828
     Arizona................................        1,699         1,526         1,135
     Nevada.................................          561           489           437
     Virginia...............................          702           667           642
     Maryland...............................          310           358           446
                                              -----------   -----------   -----------
       Total................................        7,221         6,293         5,223
                                              ===========   ===========   ===========

                                                            December 31,
                                              ---------------------------------------
                                                  1999          1998          1997
                                              -----------   -----------   -----------
Backlog (Units)
     Colorado...............................        1,626         1,355           880
     California.............................          257           326           270
     Arizona................................          452           696           393
     Nevada.................................          137           146            95
     Virginia...............................          290           254           211
     Maryland...............................          179           153           183
                                              -----------   -----------   -----------
       Total................................        2,941         2,930         2,032
                                              ===========   ===========   ===========
       Estimated Sales Value................  $   600,000   $   580,000   $   380,000
                                              ===========   ===========   ===========

Active Subdivisions
     Colorado...............................           50            45            48
     California.............................           24            21            12
     Arizona................................           20            24            29
     Nevada.................................           12             9             6
     Virginia...............................           16            20            23
     Maryland...............................            9            11            19
                                              -----------   -----------   -----------
       Total................................          131           130           137
                                              ===========   ===========   ===========

     Homebuilding Activities - 1999 Compared With 1998.

         Home Sales Revenues and Homes Closed. Home sales revenues in 1999 were the highest in the Company's history and represented a 25% increase compared with home sales revenues in 1998. The increase resulted from an increase in both the number of home closings and average selling price per home closed, as further discussed below.

         Home closings were higher in all of the Company's markets except Maryland in 1999, compared with 1998. Home closings particularly were strong in
(1) Southern California, Phoenix and Colorado, which increased 22%, 13% and 10%, respectively, as a result of the continued strong demand for new homes in these markets; and (2) Northern California, where the Company opened six new active subdivisions in 1999 in the San Francisco Bay area. In Maryland, home closings decreased in 1999, primarily due to a decrease in the number of active subdivisions to nine at the end of 1999, compared with 11 at the end of 1998.

         Average Selling Price Per Home Closed. The average selling price per home closed increased to $211,400 in 1999, compared with $193,700 in 1998. Each of the Company's markets realized higher average selling prices in 1999, compared with 1998. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in Southern and Northern California, where average selling prices approached $300,000; (3) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; and (4) increased sales volume per home from the Company's established design centers in Colorado, Phoenix and Southern California and from its new design centers in Las Vegas and Virginia.

         Home Gross Margins. We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 19.3% for the year ended December 31, 1999, representing an increase of 240 basis points compared with 1998. The increase was due to (1) in Colorado and Phoenix, selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in these markets; (2) in Maryland, fewer under-performing subdivisions in 1999 and management's continued efforts to improve profitability; (3) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix; (4) reduced interest included in home cost of sales, as discussed below; (5) increases in sales of higher-margin products through the Company's design centers; (6) a higher proportion of presold homes closed, which generally have higher Home Gross Margins than closings of spec homes; (7) home order cancellations which were re-sold at higher average selling prices; and (8) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. These increases in Home Gross Margins were partially offset by increases in the cost of (1) land; (2) lumber, insulation, concrete and other raw materials; (3) subcontract labor; and (4) incurred and estimated future land development costs with respect to certain projects in Southern California.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues in 1999 decreased to 1.9%, compared with 2.6% and 3.0%, respectively, for the same periods in 1998 and 1997. These reductions primarily resulted from lower levels of capitalized interest in homebuilding inventories during 1999, compared with 1998 and 1997. Notwithstanding increases in the Company's homebuilding inventories, interest capitalized in homebuilding inventories at December 31, 1999 decreased to $17,406,000, compared with $26,332,000 at December 31, 1998 and $37,991,000 at December 31, 1997. These
reductions in interest capitalized in homebuilding inventories primarily were due to (1) lower levels of interest incurred resulting from lower effective interest rates on the Company's lines of credit and lower levels of homebuilding and corporate debt; and (2) the build-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland.

         Orders for Homes and Backlog. Orders for homes increased to 7,232 in 1999, the highest number of orders in the Company's history. Home orders in 1999 particularly were strong in (1) Southern California, as a result of the continued strong demand for new homes; and (2) Northern California, where the Company has added six new active subdivisions in 1999 in the San Francisco Bay area. In Phoenix, record home orders in 1998 accelerated the close-out of certain projects which, compounded by delays in land development, caused a temporary decline in the number of active subdivisions and a corresponding decrease in home orders in 1999 in this market.

         The Company ended 1999 with a record Backlog of 2,941 homes with an estimated sales value of $600,000,000, compared with the Backlog of 2,930 homes with an estimated sales value of $580,000,000 at December 31, 1998. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its December 31, 1999 Backlog to close under existing sales contracts during the first nine months of 2000. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totalled $80,545,000 in 1999, compared with $74,463,000 in 1998. The increase in 1999 primarily was volume related, resulting from higher (1) sales commissions; (2) marketing-related salaries and benefits; and (3) product advertising and other costs incurred in connection with the Company's increased homebuilding activities. Notwithstanding the increased costs, these expenses declined as a percentage of home sales revenues to 5.3% in 1999, compared with 6.1% for 1998.

         General and Administrative. General and administrative expenses totalled $54,829,000 in 1999, compared with $45,905,000 in 1998. The increase primarily was due to increased compensation costs resulting from MDC's higher profitability and increased homebuilding activity. These expenses declined as a percentage of home sales revenues to 3.6% in 1999 from 3.8% for 1998.

     Homebuilding Activities - 1998 Compared With 1997.

         Home Sales Revenues and Homes Closed. Home sales revenues in 1998 were 30% higher than home sales revenues in 1997. The increase resulted from an increase in both home closings and average selling price per home closed, as further discussed below.

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

         Orders for Homes and Backlog. Orders for homes increased 25% to 7,191 in 1998. The increase primarily was due to strong home orders experienced in all of the Company's markets, except Maryland and Northern California, in response to an improved economy marked by decreasing mortgage interest rates, low unemployment, high levels of consumer confidence, improved home affordability and low inventories of new homes.

         As a result of the increased orders for homes during 1998, the Company's Backlog at December 31, 1998 increased 44% from December 31, 1997 to 2,930 units, with an estimated sales value of $580,000,000.

         Marketing. Marketing expenses totalled $74,463,000 in 1998, compared with $61,139,000 in 1997. The increases in 1998 primarily were volume related, resulting from higher marketing-related salaries, benefits and sales commissions incurred and deferred marketing costs amortized in connection with the increased number of home closings and product advertising and other costs incurred in connection with the Company's expanded operations, particularly in Colorado and Southern California. These expenses declined as a percentage of home sales revenues to 6.1% in 1998 from 6.5% in 1997.

         General and Administrative. General and administrative expenses totalled $45,905,000 in 1998, compared with $30,557,000 in 1997. The increase primarily was due to (1) increased compensation costs resulting from expanded operations in each of the Company's markets except Northern California and Maryland; (2) the write-off of due diligence costs and deposits with respect to certain proposed homebuilding projects which were not acquired; and (3) additional costs associated with new branch offices in Southern California and design centers in Southern California and Phoenix.

     Land Sales.

         Revenue from land sales totalled $8,114,000, $13,964,000 and $9,978,000, respectively, in 1999, 1998 and 1997. The land sales primarily were in Colorado in 1999 and Colorado and Virginia in 1998 and 1997. Gross profits from these sales were $2,347,000, $4,264,000 and $2,238,000, respectively, for the years 1999, 1998 and 1997.

     Asset Impairment Charges.

         Homebuilding operating results were reduced by asset impairment charges totalling $2,242,000, $5,300,000 and $5,850,000 in 1999, 1998 and 1997,
respectively. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                      Year Ended December 31,
                                              ---------------------------------------
                                                 1999          1998          1997
                                              -----------   -----------   -----------
    Completed homes and homes under
       construction.......................    $       - -   $       888   $     1,916
    Land under development and other......          2,242         4,412         3,934
                                              -----------   -----------   -----------
          Total...........................    $     2,242   $     5,300   $     5,850
                                              ===========   ===========   ===========

         The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern California which has experienced higher than anticipated development costs, a slower home order pace and increased sales incentive requirements. The 1998 and 1997 asset impairment charges described above related to homebuilding assets primarily in Maryland and principally were the result of the (1) recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (2) write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins; and (3) write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low margin projects or projects which the Company terminated. See Note A to the Company's Consolidated Financial Statements.

Financial Services Segment.

     Mortgage Lending Operations.

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                                             Year Ended December 31,
                                                                     -------------------------------------
                                                                        1999          1998          1997
                                                                     ---------     ---------     ---------
       Loan Origination Fees....................................     $  12,459     $   9,738     $   6,751
       Gains on Sales of Mortgage Servicing.....................     $   3,114     $   2,512     $   1,739
       Gains on Sales of Mortgage Loans.........................     $   8,456     $   8,575     $   6,182

       Operating Profits........................................     $  13,169     $  11,198     $   7,745

       Principal Amount of Loan Originations and Purchases
            MDC home buyers.....................................     $ 833,055     $ 701,679     $ 525,687
            Spot................................................        39,049        54,147        31,841
            Correspondent.......................................        12,074       157,107        74,654
                                                                     ---------     ---------     ---------
                Total...........................................     $ 884,178     $ 912,933     $ 632,182
                                                                     =========     =========     =========
        Capture Rate............................................           68%           70%           68%
                                                                     =========     =========     =========
            Including Brokered Loans............................           81%           78%           72%
                                                                     =========     =========     =========

         HomeAmerican's operating profits increased 18% in 1999, compared with 1998, primarily due to higher mortgage origination volume. Operating profits increased 45% in 1998, compared with 1997, primarily as a result of higher mortgage origination volume and increased gains on sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage lending activity in both 1999 and 1998.

         Most of HomeAmerican's mortgage loans are originated for MDC home buyers. Additionally, HomeAmerican brokers mortgage loans originated by outside lending institutions for MDC home buyers. The portion of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") was 68% for the year ended December 31, 1999, compared with 70% for the same period in 1998 and 68% in 1997. Mortgage loans brokered by HomeAmerican as a percentage of total MDC home closings increased to approximately 13% for the year ended December 31, 1999, compared with approximately 8% for 1998 and 4% in 1997. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate.

Other Operating Results.

         Interest Expense. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense, and totalled $0 for 1999 and 1998, compared with $761,000 for 1997. Corporate and homebuilding interest incurred decreased to $21,261,000 in 1999, compared with $22,525,000 in 1998 and
$26,368,000 in 1997, primarily due to lower effective interest rates on the Company's outstanding debt and lower levels of homebuilding and corporate debt.

         For a reconciliation of interest incurred, capitalized and expensed, see Note I to the Company's Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $29,589,000 for 1999, compared with $19,728,000 and $11,849,000, respectively, for 1998 and 1997. The increase in 1999, compared with 1998, primarily was due to (1) greater compensation expense in 1999 related to the Company's higher profitability and increased homebuilding activities; (2) the recognition in 1998 of a credit to health insurance expense related to a reduction in incurred but not reported liabilities of the employee medical plan sponsored by the Company; and (3) approximately $2,000,000 in increased expenses primarily attributable to the development of new processes, controls and computer systems related to the Company's "best practices" endeavors. The increase in 1998, compared with 1997, primarily was due to higher compensation expense related to the

Company's higher profitability and expanding operations and the recognition in 1997 of a $2,032,000 offset to legal expense for insurance recoveries received and the reversal of insurance-related reserves no longer required.

         "Year 2000" Issue. The Company began assessing the possible impact of the Year 2000 ("Y2K") issue on its business operations in 1997. The issue arose because of information technology ("IT") which utilized a two digit date field. Y2K introduced the potential for errors and miscalculations related to IT and non-IT systems which were not designed to accommodate a date of year 2000 and beyond. As of February 9, 2000, the Company had encountered no significant Y2K related problems.

         The Company identified the following six phases in its Y2K remediation program: (1) assessment of the Y2K capabilities of its IT and non-IT systems;
(2) acquisition of new IT and non-IT systems or modification of existing IT and non-IT systems to meet Y2K requirements; (3) testing; (4) evaluation of efforts to meet Y2K requirements; (5) adjustments as identified in the evaluation phase; and (6) implementation and integration of modified IT and non-IT systems into the Company's business operations.

         The Company completed all six phases with respect to its homebuilding and financial services information systems and believes these systems are Y2K compliant. Given the nature of the homebuilding industry, the Company is only minimally dependent upon non-IT systems such as telephone, security systems and time clocks. With respect to such non-IT systems, the Company completed the implementation phase and believes these systems are Y2K compliant.

         The Company evaluated other potential Y2K issues. As part of this evaluation, the Company requested and received representations from certain financial institutions and third party vendors that indicated their progress toward Y2K compliance. The survey responses did not indicate any Y2K compliance issues that would have resulted in a material adverse effect on the Company's financial position or results of operations.

         The Company incurred costs for outside consultants and capital expenditures in 1999, 1998 and 1997 related to Y2K which aggregated approximately $850,000. Future consulting and capital acquisition costs are expected to be insignificant. These costs, which were expensed as incurred, have been funded from operations. The costs incurred through December 31, 1999 did not have a material affect on the Company's financial position or results of operations.

         The most likely worst-case Y2K scenario considered by the Company includes isolated instances of construction delays caused by the Company's inability to secure building permits, zoning and utilities as well as closing delays caused by the inability of home buyers to obtain financing. In addition, there could be isolated instances of subcontractors experiencing construction delays due to their inability to secure building materials on a timely basis. The Company typically uses several subcontractors within a given trade. As a result, the Company believes that it would be able to replace subcontractors that would not be able to perform due to Y2K deficiencies.

         Income Taxes - MDC's overall effective income tax rates of 39.8%, 38.5% and 38.5%, respectively, for 1999, 1998, and 1997, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

         The Internal Revenue Service (the "IRS") has completed its examinations of the Company's federal income tax returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the Company's federal income tax returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this latter examination. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, that may arise as a result of these examinations. See "Forward-Looking Statements" below.

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

Capital Resources.

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by publicly traded 8 3/8 senior notes due 2008 and its homebuilding line of credit; and (3) current financing, primarily its mortgage lending line of credit. The Company believes that its current financial condition is both balanced to fit its current operational structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

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

Lines of Credit and Notes Payable.

         Homebuilding. In June 1998, the Company modified the terms of its homebuilding line of credit, increasing available borrowings from $175,000,000 to $300,000,000, and extending the maturity date of this agreement by two years to June 30, 2003. In October 1999, the line of credit was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. There can be no assurance that existing or additional lenders would agree to provide the additional commitments. Pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At December 31, 1999, $40,000,000 was borrowed and $11,269,000 in letters of credit were outstanding under this line of credit. At December 31, 1999 and 1998, the weighted-average interest rates on the line of credit were 7.8% and 7.4%, respectively.

         Mortgage Lending. To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 1999, 1998 and 1997, HomeAmerican sold $877,362,000, $892,040,000 and
$626,174,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. In December 1999, the Company modified the terms of the Mortgage Line, increasing the available borrowings from $51,000,000 to $75,000,000. At December 31, 1999, $50,234,000 was borrowed under the Mortgage Line and an additional $19,714,000 was collateralized and available to be borrowed. The Mortgage Line is cancellable upon 90 days notice.

         General. The agreements for the Company's New Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the Mortgage Line, are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

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

         The Company's New Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the New Senior Notes. The New Senior Notes are not secured.

         As of December 31, 1999, the maximum amount of additional homebuilding and corporate indebtedness that MDC could have incurred under the most restrictive of the debt limitations described above was approximately $542,000,000.


Consolidated Cash Flow.

         During 1999, the Company used $5,723,000 in cash from its operating and investing activities and increased its available cash on hand by $28,851,000. This cash was provided by increased borrowings from the lines of credit of $40,029,000 partially offset by dividend payments and principal payments on notes payable. The Company generated $15,881,000 in cash from its operating and investing activities during 1998. The Company used this cash and available cash on hand to reduce notes payable by $22,472,000.

         Operating activities used cash of $3,845,000 in 1999, compared with cash generated of $800,000 and $18,516,000, respectively, in 1998 and 1997. The 1999 cash decrease from 1998 and 1998 cash decrease from 1997 primarily were due to 1999 and 1998 increases in homebuilding and mortgage loan inventories in conjunction with the Company's expanded homebuilding operations, partially offset by increases in income before income taxes and extraordinary item.

         Investing activities used cash of $1,878,000 in 1999, compared with cash generated of $15,081,000 and $3,513,000, respectively, in 1998 and 1997. Cash generated in 1998 was higher than both 1999 and 1997 primarily due to the $13,250,000 net proceeds received from the sale of the Company's headquarters office building in 1998.

         Financing activities generated cash of $34,574,000 in 1999, compared with cash used of $17,480,000 and $21,655,000, respectively, in 1998 and 1997. The increase in cash generated in 1999 primarily was due to increased borrowings on the homebuilding and mortgage lending lines of credit, compared with 1998. The decrease in cash used in 1998 primarily was due to stock repurchases in 1997 in the amount of $7,349,000, partially offset by greater reductions in outstanding debt in 1997, compared with 1998.

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


              ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS


         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, SFAS 137 was issued, deferring the effective date of SFAS 133 to January 1, 2001. The Company anticipates that the adoption of SFAS 133 as of January 1, 2001, will not have a material affect on its financial position or results of operations. See "Forward-Looking Statements" below.

                                       OTHER

Forward-Looking Statements.

         Certain statements in this Form 10-K Annual Report, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have identified the forward-looking statements in this Form 10-K by cross referencing this section at the end of the paragraph in which the forward-looking statement is located. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) the impact on the Company of Y2K compliance by the Company and its vendors, suppliers and subcontractors and by various governmental and regulatory agencies; and (15) other factors over which the Company has little or no control.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable and debt. The Company utilizes forward sale commitments to mitigate some of the risk associated with the mortgage loan portfolio. Other than the forward commitments described above, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         HomeAmerican provides mortgage loans which generally are sold forward upon closing and subsequently delivered to a third-party purchaser within approximately 40 days. Due to the frequency of these loan sales, the market risk associated with these mortgages is minimal.

         The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.

         As of December 31, 1999, short-term debt was $50,234,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 1999 are as follows (in thousands).

                                            Maturities through December 31,
                            -----------------------------------------------------------------           Estimated
                               2000         2001      2002      2003       2004    Thereafter    Total  Fair Value
                            ----------  ---------  --------- ----------  --------- ---------- --------- ----------
Fixed Rate Debt...........  $      - -  $     - -  $     - -  $     - -  $     - - $ 175,000  $ 175,000 $  161,000
   Average Interest Rate           - -        - -        - -        - -        - -     8.38%      8.38%
Variable Rate Debt........  $      - -  $     - -  $     - -  $     - -  $  40,000 $     - -  $  40,000 $   40,000
   Average Interest Rate..         - -        - -        - -        - -      7.80%       - -      7.80%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

Item 8.  Consolidated Financial Statements.

                               M.D.C. HOLDINGS, INC.
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
Consolidated Financial Statements
   Report of Independent Accountants .....................................  F-2
   Consolidated Balance Sheets as of December 31, 1999 and
     December 31, 1998....................................................  F-3
   Consolidated Statements of Income and Comprehensive Income for each of the Three Years in the Period Ended December 31, 1999................  F-5
   Consolidated Statements of Stockholders' Equity for each of the Three
     Years in the Period Ended December 31, 1999..........................  F-6
   Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 1999...................................  F-7
   Notes to Consolidated Financial Statements.............................  F-8

                         REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the
Company's  management;  our  responsibility  is to  express  an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Denver, Colorado
January 17, 2000

                                  M.D.C. HOLDINGS, INC.
                              Consolidated Balance Sheets
                                     (In thousands)

                                                                               December 31,
                                                                         -------------------------
                                                                            1999          1998
                                                                         -----------   -----------
ASSETS
Corporate
   Cash and cash equivalents...........................................  $    33,637   $     2,460
   Property and equipment, net.........................................        2,909         2,901
   Deferred income taxes...............................................       21,201        17,949
   Deferred debt issue costs, net......................................        2,393         2,589
   Other assets, net...................................................        6,771         5,670
                                                                         -----------   -----------
                                                                              66,911        31,569
Homebuilding
   Cash and cash equivalents...........................................        4,935         7,279
   Home sales and other accounts receivable............................        3,496        12,771
   Inventories, net
     Housing completed or under construction...........................      337,029       294,104
     Land and land under development...................................      308,680       217,180
   Prepaid expenses and other assets, net..............................       58,156        58,981
                                                                         -----------   -----------
                                                                             712,296       590,315
Financial Services
   Cash and cash equivalents...........................................          358           340
   Mortgage loans held in inventory....................................       89,953        84,548
   Other assets, net...................................................        7,490         7,241
                                                                         -----------   -----------
                                                                              97,801        92,129

         Total Assets..................................................  $   877,008   $   714,013
                                                                         ===========   ===========

                  See notes to consolidated financial statements.

                                M.D.C. HOLDINGS, INC.
                            Consolidated Balance Sheets
                       (In thousands, except share amounts)

                                                                                December 31,
                                                                         -------------------------
                                                                            1999          1998
                                                                         -----------   -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses...............................  $    46,721   $    32,378
   Income taxes payable................................................       18,291        14,568
   Senior notes, net...................................................      174,389       174,339
                                                                         -----------   -----------
                                                                             239,401       221,285
Homebuilding
   Accounts payable and accrued expenses...............................      152,488       131,374
   Line of credit......................................................       40,000        21,871
   Notes payable.......................................................          - -           866
                                                                         -----------   -----------
                                                                             192,488       154,111
Financial Services
   Accounts payable and accrued expenses...............................        5,862        12,152
   Line of credit......................................................       50,234        28,334
                                                                         -----------   -----------
                                                                              56,096        40,486
         Total Liabilities.............................................      487,985       415,882
                                                                         -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTES K, N
   AND P)..............................................................          - -           - -
                                                                         -----------   -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued............................................................          - -           - -
   Common stock, $.01 par value; 100,000,000 shares authorized;
     28,166,000 and 27,858,000 shares issued, respectively, at
     December 31, 1999 and 1998........................................          282           279
   Additional paid-in capital..........................................      179,094       175,160
   Retained earnings...................................................      245,235       160,291
   Accumulated other comprehensive income..............................        3,623         1,785
                                                                         -----------   -----------
                                                                             428,234       337,515
   Less treasury stock, at cost, 5,850,000 and 5,876,000 shares,
     respectively, at December 31, 1999 and 1998.......................      (39,211)      (39,384)
                                                                         -----------   -----------
         Total Stockholders' Equity....................................      389,023       298,131
                                                                         -----------   -----------
         Total Liabilities and Stockholders' Equity....................  $   877,008   $   714,013
                                                                         ===========   ===========

                  See notes to consolidated financial statements.

                                 M.D.C. HOLDINGS, INC.
             Consolidated Statements of Income and Comprehensive Income
                      (In thousands, except per share amounts)

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                    1999            1998             1997
                                                                 -----------     -----------      -----------
REVENUES
   Homebuilding..............................................    $ 1,537,563     $ 1,234,272      $   949,790
   Financial Services........................................         27,460          27,909           18,557
   Corporate.................................................          2,615           1,028            1,215
                                                                 -----------     -----------      -----------
         Total Revenues......................................      1,567,638       1,263,209          969,562
                                                                 -----------     -----------      -----------
COSTS AND EXPENSES
   Homebuilding..............................................      1,375,305       1,147,508          908,247
   Financial Services........................................         14,291          12,121            9,378
   Corporate general and administrative......................         29,589          19,728           11,849
   Corporate and homebuilding interest.......................            - -             - -              761
                                                                 -----------     -----------      -----------
         Total Costs and Expenses............................      1,419,185       1,179,357          930,235
                                                                 -----------     -----------      -----------
Income before income taxes and extraordinary item............        148,453          83,852           39,327
Provision for income taxes...................................        (59,061)        (32,284)         (15,122)
                                                                 -----------     -----------      -----------
Income before extraordinary item.............................         89,392          51,568           24,205
Extraordinary loss from early extinguishments of debt, net
   of income tax benefit of $9,587 for 1998 and $1,336 for
   1997......................................................            - -         (15,314)          (2,179)
                                                                 -----------     -----------      -----------
NET INCOME...................................................         89,392          36,254           22,026
                                                                 -----------     -----------      -----------
Unrealized holding gains on securities arising during the
   year......................................................          2,123           1,593            1,246
Less reclassification adjustment for gains (losses) included
   in net income.............................................            285             (54)             880
                                                                 -----------     -----------      -----------
Net unrealized holding gains on securities arising during
   the year, net of deferred income taxes of $5,204 for
   1999, $1,080 for 1998 and $233 for 1997...................          1,838           1,647              366
                                                                 -----------     -----------      -----------
COMPREHENSIVE INCOME.........................................    $    91,230     $    37,901      $    22,392
                                                                 ===========     ===========      ===========
EARNINGS PER SHARE (NOTES A and M)
  Basic
      Income before extraordinary item.....................      $      4.02     $      2.79      $      1.37
                                                                 ===========     ===========      ===========
      Net Income...........................................      $      4.02     $      1.96      $      1.25
                                                                 ===========     ===========      ===========
  Diluted
      Income before extraordinary item.....................      $      3.95     $      2.32      $      1.18
                                                                 ===========     ===========      ===========
      Net Income...........................................      $      3.95     $      1.64      $      1.08
                                                                 ===========     ===========      ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic......................................................         22,247          18,451           17,673
                                                                 ===========     ===========      ===========
  Diluted....................................................         22,656          22,606           21,899
                                                                 ===========     ===========      ===========
DIVIDENDS PAID PER SHARE.....................................    $       .20     $       .15      $       .12
                                                                 ===========     ===========      ===========

                                        F-5

                  See notes to consolidated financial statements.

                                           M.D.C. HOLDINGS, INC.
                             Consolidated Statements of Stockholders' Equity
                                               (In thousands)

                                                                                    Accumulated
                                                     Additional                        Other
                                           Common      Paid-In        Retained      Comprehensive   Treasury
                                            Stock      Capital        Earnings      Income (Loss)     Stock        Total
                                           -------   -----------    -----------    --------------  -----------  -----------
BALANCES-JANUARY 1, 1997...............     $  231   $   138,705    $   106,417    $      (228)    $   (31,278) $   213,847
   Shares issued.......................          6          3,153            45             - -           (940)       2,264
   Shares reacquired...................        - -           - -            - -            - -          (7,349)      (7,349)
   Unrealized gains on
     available-for-sale securities, net        - -           - -            - -            366             - -          366
   Non-qualified stock options exercised.      - -         1,012            - -            - -             - -        1,012
   Notes receivable for stock purchases,
     net of repayments.................        - -          (441)           - -            - -             - -         (441)
   Dividends paid......................        - -           - -         (2,132)           - -             - -       (2,132)
   Net income..........................        - -           - -         22,026            - -             - -       22,026
                                            ------   -----------    -----------    -----------     -----------  -----------
BALANCES-DECEMBER 31, 1997.............        237       142,429        126,356            138         (39,567)     229,593
   Shares issued.......................         42        30,267            456            - -             183       30,948
   Unrealized gains on
     available-for-sale securities, net        - -           - -            - -          1,647             - -        1,647
   Non-qualified stock options exercised.      - -         2,484            - -            - -             - -        2,484
   Notes receivable for stock purchases,
     net of repayments.................        - -           (20)           - -            - -             - -          (20)
   Dividends paid......................        - -           - -         (2,775)           - -             - -       (2,775)
   Net income..........................        - -           - -         36,254            - -             - -       36,254
                                            ------   -----------    -----------    -----------     -----------  -----------
BALANCES-DECEMBER 31, 1998.............        279       175,160        160,291          1,785         (39,384)     298,131
   Shares issued.......................          3         3,399            - -            - -             173        3,575
   Unrealized gains on
     available-for-sale securities, net        - -           - -            - -          1,838             - -        1,838
   Non-qualified stock options exercised.      - -           695            - -            - -             - -          695
   Notes receivable for stock purchases,
     net of repayments.................        - -          (160)           - -            - -             - -         (160)
   Dividends paid......................        - -           - -         (4,448)           - -             - -       (4,448)
   Net income..........................        - -           - -         89,392            - -             - -       89,392
                                            ------   -----------    -----------    -----------     -----------  -----------
BALANCES-DECEMBER 31, 1999.............     $  282   $   179,094    $   245,235    $     3,623     $   (39,211) $   389,023
                                            ======   ===========    ===========    ===========     ===========  ===========

                  See notes to consolidated financial statements.

                                M.D.C. HOLDINGS, INC.
                       Consolidated Statements of Cash Flows
                                   (In thousands)

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                            1999           1998          1997
                                                         ----------     ----------    ----------
  OPERATING ACTIVITIES
  Net income..........................................  $    89,392    $    36,254   $    22,026
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
       Loss from the early extinguishments of debt....          - -         24,901         3,515
       Depreciation and amortization..................       17,845         20,228        15,050
       Homebuilding asset impairment charges..........        2,242          5,300         5,850
       Deferred income taxes..........................       (3,252)        (5,673)       (1,472)
       Gains on sales of mortgage related assets......          - -         (4,509)         (986)
       Net changes in operating assets and liabilities
          Home sales and other accounts receivable....        9,275         (5,212)        2,659
          Homebuilding inventories....................     (135,678)       (76,454)       (7,077)
          Prepaid expenses and other assets...........       (5,263)       (18,981)       (9,215)
          Mortgage loans held in inventory............       (5,405)       (19,292)       (6,514)
          Accounts payable and accrued expenses.......       27,950         45,666        (5,695)
       Other, net.....................................         (951)        (1,428)          375
                                                        -----------    -----------   -----------
  Net cash provided by (used in) operating activities.       (3,845)           800        18,516
                                                        -----------    -----------   -----------

  INVESTING ACTIVITIES
  Net proceeds from sale of office building...........          - -         13,250           - -
  Net purchase of property and equipment..............       (3,642)        (6,083)       (2,705)
  Proceeds from the sale of FAMC......................          - -          4,450         1,000
  Changes in investments and marketable securities....        1,764          3,272         3,586
  Other, net..........................................          - -            192         1,632
                                                        -----------    -----------   -----------
  Net cash provided by (used in) investing activities.       (1,878)        15,081         3,513
                                                        -----------    -----------   -----------
FINANCING ACTIVITIES
Lines of credit
     Advances........................................    1,429,600       1,267,540     1,045,276
     Principal payments..............................   (1,389,571)     (1,265,083)   (1,019,266)
Notes payable
     Borrowings......................................          - -             866           192
     Principal payments..............................       (1,898)        (13,108)         (192)
Senior notes
     Proceeds from issuance..........................          - -         171,541           - -
     Repurchase and defeasance.......................          - -        (152,000)      (38,000)
     Premium on repurchase and defeasance............          - -         (17,592)       (1,520)
Repayment of subordinated notes......................          - -         (10,230)          - -
Stock repurchases....................................          - -             - -        (7,349)
Dividend payments....................................       (4,448)         (2,775)       (2,132)
Proceeds from stock issuance.........................          891           3,361         1,336
                                                       -----------     -----------   -----------
Net cash provided by (used in) financing activities..       34,574         (17,480)      (21,655)
                                                       -----------     -----------   -----------
Net increase (decrease) in cash and cash equivalents.       28,851          (1,599)          374
Cash and cash equivalents
     Beginning of year...............................       10,079          11,678        11,304
                                                       -----------     -----------   -----------
     End of year.....................................  $    38,930     $    10,079   $    11,678
                                                       ===========     ===========   ===========


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

         Prepaid Expenses and Other Assets, Net - Homebuilding prepaid expenses and other assets include qualified settlement fund assets which are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. The qualified settlement fund assets are recorded on the Consolidated Balance Sheet at fair value, which is based on quoted prices, with the related unrealized gain included in accumulated other comprehensive income.

         The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

                                                         December 31,
                                                    -----------------------
                                                      1999          1998
                                                    ---------     ---------

   Qualified settlement fund assets............     $  26,625     $  21,342
   Land option deposits........................         8,673        12,504
   Deferred marketing costs....................        10,320         7,649
   Prepaid tap and system development fees.....         3,472         5,444
   Other.......................................         9,066        12,042
                                                    ---------     ---------
         Total.................................     $  58,156     $  58,981
                                                    =========     =========
                                        F-8

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

         Warranty Costs - The Company's homes are sold with limited warranties issued by an unaffiliated warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. Warranty reserves are included in Homebuilding - Accounts payable and accrued expenses and totalled $37,500,000 and $35,249,000, respectively, at December 31, 1999 and 1998.

         Financial Services.

         Mortgage Loans Held in Inventory - The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated or purchased by the Company are sold to private investors within 40 days of origination or purchase. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

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

         Mortgage servicing rights ("Servicing Rights") of $8,090,000 and $8,491,000 were capitalized during 1999 and 1998, respectively, pursuant to SFAS
125. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $7,920,000 and $8,097,000 for 1999 and 1998, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. Impairment of $115,000 was recognized during 1998 and reversed in 1999.

         As of December 31, 1999 and 1998, the Company had unamortized Servicing Rights of $5,200,000 and $4,915,000, respectively, included in Financial Services - Other assets, net.

         General.

         Cash and Cash Equivalents - The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments with an original maturity of 90 days or less such as commercial paper, money market funds and repurchase agreements which are included in cash and cash equivalents in the Consolidated Balance Sheet and Consolidated Statement of Cash Flows.

         Property and Equipment - Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

         Estimates in Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include warranty, other accrued expenses, estimates to complete land development and construction and estimates related to potential asset impairment charges.

         Additional Statements of Financial Accounting Standards - In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, SFAS 137 was issued, deferring the effective date of SFAS 133 to January 1, 2001. The Company anticipates that the adoption of SFAS 133 as of January 1, 2001, will not have a material affect on its financial position or results of operations.

B.   Information on Business Segments

         The Company operates in two business segments - homebuilding and financial services. A summary of the Company's business segments is shown below (in thousands).

                                                                           Year Ended December 31,
                                                                   ----------------------------------------
                                                                      1999           1998          1997
                                                                   -----------    -----------   -----------
Homebuilding
       Home sales...............................................   $ 1,526,519    $ 1,218,659   $   939,016
       Land sales...............................................         8,114         13,964         9,978
       Other revenues...........................................         2,930          1,649           796
                                                                   -----------    -----------   -----------
                                                                     1,537,563      1,234,272       949,790
                                                                   -----------    -----------   -----------

       Home cost of sales.......................................     1,231,922      1,012,140       802,961
       Land cost of sales.......................................         5,767          9,700         7,740
       Asset impairment charges.................................         2,242          5,300         5,850
       Marketing................................................        80,545         74,463        61,139
       General and administrative...............................        54,829         45,905        30,557
                                                                   -----------    -----------   -----------
                                                                     1,375,305      1,147,508       908,247
                                                                   -----------    -----------   -----------
           Homebuilding Operating Profit........................       162,258         86,764        41,543
                                                                   -----------    -----------   -----------
                                        F-10


                                                                           Year Ended December 31,
                                                                   ---------------------------------------
                                                                      1999           1998          1997
                                                                   -----------    -----------   ----------
Financial Services
    Mortgage Lending Revenues
       Interest.................................................         2,844          2,270         1,918
       Origination fees.........................................        12,459          9,738         6,751
       Gains on sales of mortgage servicing.....................         3,114          2,512         1,739
       Gains on sales of mortgage loans, net....................         8,456          8,460         6,182
       Mortgage servicing and other.............................           587            327           490
    Asset Management Revenues...................................           - -          4,602         1,477
                                                                   -----------    -----------   -----------
                                                                        27,460         27,909        18,557
    General and Administrative Expenses.........................        14,291         12,121         9,378
                                                                   -----------    -----------   -----------
           Financial Services Operating Profit..................        13,169         15,788         9,179
                                                                   -----------    -----------   -----------
Total Operating Profit..........................................       175,427        102,552        50,722
                                                                   -----------    -----------   -----------
Corporate
       Interest and other revenues..............................         2,615          1,028         1,215
       Interest expense.........................................           - -            - -          (761)
       General and administrative...............................       (29,589)       (19,728)      (11,849)
                                                                   -----------    -----------   -----------
           Net Corporate Expenses...............................       (26,974)       (18,700)      (11,395)
                                                                   -----------    -----------   -----------
Income Before Income Taxes and Extraordinary Item...............   $   148,453    $    83,852   $    39,327
                                                                   ===========    ===========   ===========

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 1999, 1998 and 1997 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheets.

C.   Mortgage Loans Held in Inventory

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

                                                              December 31,
                                                        -----------------------
                                                           1999          1998
                                                        ---------     ---------
First mortgage loans
   Conventional......................................   $  67,462     $  59,605
   FHA and VA........................................      24,041        26,618
                                                        ---------     ---------
                                                           91,503        86,223
Less
   Unamortized discounts.............................        (344)         (224)
   Deferred fees.....................................        (545)         (472)
   Allowance for loan losses.........................        (661)         (979)
                                                        ---------     ---------
     Total...........................................   $  89,953     $  84,548
                                                        =========     =========

         Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.7% at December 31, 1999.

D.   Lines of Credit

         Homebuilding - In June 1998, the Company modified the terms of its homebuilding line of credit, increasing available borrowings from $175,000,000 to $300,000,000, and extending the maturity date of this agreement by two years to June 30, 2003. In October 1999, the line of credit was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. There can be no assurance that existing or additional lenders would agree to provide the additional commitments. Pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. At December 31, 1999, $40,000,000 was borrowed and $11,269,000 in letters of credit were outstanding under this line of credit. At December 31, 1999 and 1998, the weighted-average interest rates on the line of credit were 7.8% and 7.4%, respectively.

         Mortgage Lending - In December 1999, the Company modified the terms of its mortgage lending bank line of credit, increasing the available borrowings from $51,000,000 to $75,000,000. Available borrowings under this line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of "eligible collateral" (as defined in the credit agreement). At December 31, 1999, $50,234,000 was borrowed and an additional $19,714,000 was collateralized and available to be borrowed. The line of credit is cancellable upon 90 days' notice. At December 31, 1999 and 1998, the interest rates on the line of credit were 7.0% and 6.2%, respectively.

         General - The agreements for the Company's bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the mortgage lending line of credit are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

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

E.   Notes Payable

         Senior Notes - The following table sets forth the information relating to senior notes (in thousands).

                                                                         December 31,
                                                                    ------------------------
                                                                       1999          1998
                                                                    ----------    ----------
 Senior notes
     8 3/8% senior notes due February 2008 (effective rate 8.7%)..  $  174,389    $  174,339
                                                                    ==========    ==========


         In December 1993, the Company completed an offering of $190,000,000 principal amount of 11 1/8% senior notes due 2003 (the "Old Senior Notes") and $28,000,000 principal amount of 8 3/4% convertible subordinated notes due 2005 (the "Convertible Subordinated Notes"). The Convertible Subordinated Notes were convertible into shares of MDC common stock at an initial conversion price of $7.75 per share. In March 1997, the Company repurchased $38,000,000 principal amount of the Old Senior Notes. On January 28, 1998, the remaining Old Senior Notes either were repurchased or defeased with the proceeds of the issuance of the Company's 8 3/8% senior notes due 2008 (the "New Senior Notes"). The Convertible Subordinated Notes were called for redemption by the Company in December 1998 at a price of 105, resulting in the conversion of all $28,000,000 principal amount of Convertible Subordinated Notes into 3,612,900 shares of MDC common stock. See Note M.

         The Company's New Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the New Senior Notes. The New Senior Notes are not secured.

         Other Notes Payable - Corporate and homebuilding notes payable of $866,000 at December 31, 1998 consisted principally of loans collateralized by real estate. These notes incurred interest at rates ranging from 0% to 7.50%. The aggregate net carrying value of the assets collateralizing the other notes payable totalled approximately $2,153,000 at December 31, 1998. These notes were repaid in the third quarter of 1999.

         General - The following table sets forth the scheduled principal payments on the New Senior Notes at December 31, 1999 (in thousands).

                             2000.............  $      - -
                             2001.............  $      - -
                             2002.............  $      - -
                             2003.............  $      - -
                             2004.............  $      - -
                             Thereafter.......  $  175,000

F.   Retirement Plans

         In October 1997, the Company established a defined benefit retirement plan (the "Retirement Plan") for two executive officers of the Company under which the Company agreed to make future payments which have a projected benefit obligation of $6,824,000 at December 31, 1999. The Retirement Plan is not funded and benefits vest in either two or five years from plan inception. Unrecognized prior service cost of $3,249,000 at December 31, 1999 will be recognized over the employees' average estimated service periods. Retirement Plan expenses for the years ended December 31, 1999, 1998 and 1997 were $1,059,000, $869,000 and
$183,000, respectively. Included on the December 31, 1999 Consolidated Balance Sheet is an intangible asset of $2,690,000 related to unamortized prior service cost and a corresponding accrued pension liability for the same amount. Accrued benefit costs as of December 31, 1999, 1998 and 1997 were $2,132,000, $1,073,000 and $204,000, respectively. A summary of the changes in the projected benefit obligation during each of the three years ended December 31, 1999, is as follows (in thousands).

                                                                       Year Ended December 31,
                                                                  ----------------------------------
                                                                     1999         1998        1997
                                                                  ---------    ---------   ---------
  Projected benefit obligation - beginning of year..............  $   4,881    $   4,103   $     - -
      Prior service cost........................................        - -          - -       3,980
      Service cost..............................................        245          197          42
      Interest cost.............................................        451          347          81
      Unrecognized loss due to change in actuarial assumptions..      1,247          234         - -
                                                                  ---------    ---------   ---------
  Projected benefit obligation - end of year....................  $   6,824    $   4,881   $   4,103
                                                                  =========    =========   =========

  Assumptions used in the calculation of the present value of the projected benefit obligation
      Discount rate.............................................       7.5%         8.0%        8.0%
      Future annual compensation rate increase..................       4.0%         4.0%        3.0%



         The Company sponsors a Section 401(k) defined contribution plan covering all of its eligible employees. At its discretion, the Company may make annual matching contributions. The expense recorded by the Company for its matching contributions for the years ended December 31, 1999, 1998 and 1997 was $2,060,000, $1,377,000 and $696,000, respectively.

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

         Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), the Company is authorized by the MDC Board of Directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 1999 and 1998, certain eligible executives of the Company exercised options to purchase 150,000 and 175,000 shares, respectively, of MDC common stock under the Employee Plan. Aggregate notes receivable under the Option Purchase Program of $1,780,000 and $1,620,000, respectively, at December 31, 1999 and 1998 have reduced stockholders' equity.

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

         A summary of the changes in stock options during each of the three years ended December 31, 1999 is as follows (in shares of MDC common stock).

                                                  1999                    1998                     1997
                                         ----------------------  ----------------------   ----------------------
                                                       Weighted                Weighted                 Weighted
                                                       Average                  Average                 Average
                                                       Exercise                Exercise                 Exercise
                                            Shares        Price     Shares        Price      Shares        Price
                                         -----------   --------  -----------   --------    ----------   --------
Options outstanding - beginning of year    1,805,000    $ 10.96    1,891,000    $  7.65     2,048,000    $  5.88
  Granted.............................       776,000    $ 15.73      509,000    $ 18.01       461,000    $ 11.46
  Exercised...........................      (186,500)   $  5.63     (554,000)   $  6.10      (618,000)   $  4.63
  Cancelled...........................       (19,375)   $ 13.07      (41,000)   $ 11.79           - -        - -
                                         -----------             -----------              -----------
Options outstanding - end of year.....     2,375,125    $ 12.92    1,805,000    $ 10.96     1,891,000    $  7.65
Available for future grant............       949,697               1,299,105                1,402,965
                                         -----------             -----------              -----------
Total shares reserved - end of year...     3,324,822               3,104,105                3,293,965
                                         ===========             ===========              ===========

Options exercisable December 31.......     1,146,333    $  9.92      984,332    $  7.48     1,283,416    $  6.33
                                         ===========             ===========              ===========

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock option incentive plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS 123, net income in 1999 would have been reduced by approximately $1,786,000, or $.08 per basic and diluted share. Net income for 1998 and 1997 would have been reduced by $1,154,000 and $520,000, respectively, or $.06 per basic and $.05 per diluted share and $.03 per basic and $.02 per diluted share, respectively.

         The following table is a summary of the average fair values of options granted during 1999, 1998 and 1997 on the date of grant using the Black-Scholes option pricing model with the assumptions used for volatility, risk free interest rate and dividend yield rate.

                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                           1999          1998          1997
                                                       -----------   -----------   -----------
Average fair value of options granted............      $      7.41   $      7.68   $      4.55
Volatility.......................................            51.5%         48.6%         35.6%
Risk free interest rate..........................             6.2%          4.9%          5.9%
Dividend yield rate..............................             1.6%          1.0%          1.0%
Expected lives of options........................         5-6 yrs.      5-6 yrs.      5-6 yrs.


         The following table summarizes information concerning outstanding and exercisable options at December 31, 1999.

                                   Options Outstanding                     Options Exercisable
                       ---------------------------------------------  -----------------------------
                                          Average        Weighted                       Weighted
      Range of            Number         Remaining        Average        Number          Average
   Exercise Price       Outstanding    Contract Life  Exercise Price   Exercisable   Exercise Price
   --------------      ------------   --------------- --------------  -------------  --------------
    $5.62 - $7.38         688,750         1.83              $7.08         688,750         $7.08
    $7.50 -$14.94         543,375         3.52             $12.00         259,500        $11.07
   $15.56 -$15.56         602,000         5.22             $15.56             - -           - -
   $16.63 -$20.81         541,000         4.28             $18.34         198,083        $18.32
                       ----------                                      ----------
                        2,375,125         3.63             $12.92       1,146,333         $9.92
                       ==========                                      ==========

         MDC Common Stock Repurchase Program - On January 25, 2000, the Company announced a plan to repurchase up to 1,000,000 shares of its common stock in open market purchases, if price levels warrant. At December 31, 1999 and 1998, the Company held 5,850,000 and 5,876,000 shares of treasury stock, respectively, with an average purchase price of $6.70.

H.   Homebuilding Asset Impairment Charges

         Homebuilding operating results were reduced by asset impairment charges totalling $2,242,000, $5,300,000 and $5,850,000 in 1999, 1998 and 1997,
respectively. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                       Year Ended December 31,
                                               --------------------------------------
                                                 1999          1998          1997
                                               ----------   -----------    ----------
    Completed homes and homes under
       construction.......................    $       - -   $       888   $     1,916
    Land under development and other......          2,242         4,412         3,934
                                              -----------   -----------   -----------
          Total...........................    $     2,242   $     5,300   $     5,850
                                              ===========   ===========   ===========

         The asset impairment charges described above are included in homebuilding costs and expenses in the consolidated statements of income. The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern California which has experienced higher than anticipated development costs, a slower home order pace and increased sales incentive requirements. The 1998 and 1997 asset impairment charges described above related to homebuilding assets primarily in Maryland and principally were the result of the (1) recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (2) write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins (as defined below); and
(3) write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low margin projects or projects which the Company terminated. "Home Gross Margins" are gross margins (home sales revenues less cost of goods sold, which primarily included land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percentage of home sales revenues.

I.       Corporate and Homebuilding Interest Activity (in thousands)

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Interest capitalized in homebuilding inventory,
   beginning of year...............................     $   26,332    $   37,991    $   40,745

Interest incurred..................................         21,261        22,525        26,368

Interest expensed..................................            - -           - -          (761)

Previously capitalized interest included in
   cost of sales...................................        (30,187)      (34,184)      (28,361)
                                                        ----------    ----------    ----------
Interest capitalized in homebuilding inventory,
   end of year.....................................     $   17,406    $   26,332    $   37,991
                                                        ==========    ==========    ==========

J.   Sale of FAMC

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

K.   Income Taxes

         Total income taxes have been allocated as follows (in thousands).

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Tax expense on income before income taxes and
   extraordinary item................................   $   59,061    $   32,284    $   15,122
Extraordinary loss...................................          - -        (9,587)       (1,336)
Stockholders' equity, related to exercise of stock
   options...........................................         (695)       (2,484)       (1,012)
                                                        ----------    ----------    ----------
Total income taxes...................................   $   58,366    $   20,213    $   12,774
                                                        ==========    ==========    ==========

                                        F-16

         The significant components of income tax expense on income before income taxes and extraordinary item consist of the following (in thousands).

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Current tax expense
   Federal...........................................   $   51,192    $   32,875    $   14,972
   State.............................................       11,121         5,082         1,622
                                                        ----------    ----------    ----------
     Total current...................................       62,313        37,957        16,594
                                                        ----------    ----------    ----------
Deferred tax benefit
   Federal...........................................       (1,914)       (5,095)       (1,349)
   State.............................................       (1,338)         (578)         (123)
                                                        ----------    ----------    ----------
     Total deferred..................................       (3,252)       (5,673)       (1,472)
                                                        ----------    ----------    ----------
Total income tax expense.............................   $   59,061    $   32,284    $   15,122
                                                        ==========    ==========    ==========

         The provision for income tax expense differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item as a result of the following (in thousands).

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Tax expense computed at statutory rate...............   $   51,959    $   29,348    $   13,764
Increase due to
     Permanent differences between financial
       statement income and taxable income...........          158           293           231
     State income tax, net of federal benefit........        6,601         2,350           864
     Other...........................................          343           293           263
                                                        ----------    ----------    ----------
Total income tax expense.............................   $   59,061    $   32,284    $   15,122
                                                        ==========    ==========    ==========
Effective tax rate...................................        39.8%         38.5%         38.5%
                                                        ==========    ==========    ==========

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                     December 31,
                                               ------------------------
                                                  1999          1998
                                               ----------    ----------
Deferred tax assets
   Warranty, litigation and other reserves..   $   19,563    $   14,443
   Inventory impairment charges.............        6,305         8,049
   Accrued liabilities......................        3,682         3,160
   Inventory, additional costs capitalized
     for tax purposes.......................        9,422         5,775
   Property, equipment and other assets, net          857         1,146
                                               ----------    ----------
       Total gross deferred tax assets......       39,829        32,573
                                               ----------    ----------

Deferred tax liabilities
   Deferred revenue.........................        5,396         4,391
   Inventory, additional costs capitalized
     for financial statement purposes.......        5,372         7,721
   Subsidiaries not consolidated for tax
     purposes...............................        6,567         1,730
   Other....................................        1,293           782
                                               ----------    ----------

       Total gross deferred tax liabilities.       18,628        14,624

   Net deferred tax asset...................   $   21,201    $   17,949
                                               ==========    ==========

         The Internal Revenue Service (the "IRS") has completed its examinations of the Company's federal income tax returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. The IRS currently is examining the Company's federal income tax returns for the years 1996 and 1997. No audit report has been issued by the IRS in connection with this latter examination. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, that may arise as a result of these examinations.

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

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
Basic Earnings Per Share
   Income before extraordinary item.................    $   89,392    $   51,568    $   24,205
   Extraordinary loss, net of taxes.................           - -       (15,314)       (2,179)
                                                        ----------    ----------    ----------
      Net income....................................    $   89,392    $   36,254    $   22,026
                                                        ==========    ==========    ==========
   Weighted-average shares outstanding..............        22,247        18,451        17,673
                                                        ==========    ==========    ==========
   Per share amounts
      Income before extraordinary item..............    $     4.02    $     2.79    $     1.37
      Extraordinary loss, net of taxes..............           - -         (0.83)        (0.12)
                                                        ----------    ----------    ----------
      Net income....................................    $     4.02    $     1.96    $     1.25
                                                        ==========    ==========    ==========
Diluted Earnings Per Share
   Income before extraordinary item.................    $   89,392    $   51,568    $   24,205
   Conversion of Convertible Subordinated Notes.....           - -           783         1,575
                                                        ----------    ----------    ----------
   Adjusted income before extraordinary item.....           89,392        52,351        25,780
   Extraordinary loss, net of taxes.................           - -       (15,314)       (2,179)
                                                        ----------    ----------    ----------
      Adjusted net income...........................    $   89,392    $   37,037    $   23,601
                                                        ==========    ==========    ==========

   Weighted-average shares outstanding..............        22,247        18,451        17,673
   Stock options, net...............................           409           866           613
   Conversion of Convertible Subordinated Notes.....           - -         3,289         3,613
                                                        ----------    ----------    ----------
      Diluted weighted-average shares outstanding...        22,656        22,606        21,899
                                                        ==========    ==========    ==========
   Per share amounts
      Income before extraordinary item..............    $     3.95    $     2.32    $     1.18
      Extraordinary loss, net of taxes..............           - -         (0.68)        (0.10)
                                                        ----------    ----------    ----------
      Net income....................................    $     3.95    $     1.64    $     1.08
                                                        ==========    ==========    ==========

N.   Legal Proceedings

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

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

         Investments and Marketable Securities, Net - Investments in marketable equity securities (other than those assets held for eligible claims made under warranties created pursuant to the 1996 settlement of litigation commenced in 1994, see Note A) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

         Mortgage Loans Held in Inventory - The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans which have no forward commitments, loans in inventory are stated at the lower of cost or market. Accordingly, the carrying value is a reasonable estimate of fair value.

         Lines of Credit - The Company's lines of credit are at floating rates or at fixed rates which approximate current market rates and have relatively short-term maturities. Accordingly, the carrying value is a reasonable estimate of fair value.

         Senior Notes - The estimated fair value of the New Senior Notes in the following table are based on dealer quotes.

                                                           December 31, 1999           December 31, 1998
                                                       -------------------------   -------------------------
                                                        Recorded      Estimated     Recorded      Estimated
                                                         Amount      Fair Value      Amount      Fair Value
                                                       -----------   -----------   -----------   -----------
     New Senior Notes................................  $   174,389   $   161,000   $   174,339   $   172,813


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

         To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 1999, commitments by HomeAmerican to originate mortgage loans totalled $28,360,000 at market rates of interest. At December 31, 1999, unexpired short-term forward commitments to sell loans totalled $79,053,000 at market rates of interest.

         MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $3,903,000 in 2000, $3,693,000 in 2001, $3,350,000 in 2002, $2,519,000 in 2003 and $2,390,000 in 2004. Rent
expense under cancellable and noncancellable leases totalled $4,846,000, $3,665,000 and $3,091,000 in 1999, 1998, and 1997, respectively.

         In May 1998, MDC sold its headquarters office building for net proceeds of $13,250,000 in a sale-leaseback transaction. The gain on the sale of $3,715,000 is being recognized ratably over the initial lease term of seven years.

         As of December 31, 1999, MDC had guaranteed payment of principal and interest on $25,954,000 principal amount of bonds issued by municipal agencies to fund the development of project infrastructure for a master-planned community in Colorado. On January 31, 2000, the municipal agencies completed a refunding and defeasance of these bonds and the Company's guarantee was released.

Q.       Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                Year Ended December 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------    ----------    ----------
       Cash paid during the year for
            Interest................................    $   17,335    $   15,296    $   28,526
            Income taxes............................    $   63,557    $   24,820    $   14,307

       Non-cash investing and financing activities
            Land purchases financed by seller.......    $    1,032    $      - -    $    6,750
            Land sales financed by MDC..............    $       43    $      - -    $    1,183
            Conversion of Convertible Subordinated
              Notes to equity.......................    $      - -    $   28,000    $      - -

R.   Related Party Transactions

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $209,000, $243,000 and $404,000 in 1999, 1998 and 1997, respectively.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $432,000, $418,000 and $414,000, respectively, in 1999, 1998 and 1997.

         The wife of an officer and director of the Company provides consulting services to the Company. Total fees paid for her services were $120,000, $80,000 and $98,000, respectively, in 1999, 1998 and 1997.

S.   Summarized Quarterly Consolidated Financial Information (Unaudited)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 1999 is as follows (in thousands, except per share amounts).

                                                                          Quarter
                                                  -----------------------------------------------------
                                                     Fourth         Third        Second         First
                                                  -----------   -----------   -----------   -----------
1999
Revenues........................................  $   460,628   $   410,126   $   399,759   $   297,125
                                                  ===========   ===========   ===========   ===========
Income before extraordinary item................  $    26,544   $    24,140   $    24,957   $    13,751
Extraordinary items.............................          - -           - -           - -           - -
                                                  -----------   -----------   -----------   -----------
       Net income...............................  $    26,544   $    24,140   $    24,957   $    13,751
                                                  ===========   ===========   ===========   ===========
Earnings Per Share
    Basic
       Income before extraordinary item.........  $      1.19   $      1.08   $      1.12   $       .62
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $      1.19   $      1.08   $      1.12   $       .62
                                                  ===========   ===========   ===========   ===========
    Diluted
       Income before extraordinary item.........  $      1.17   $      1.06   $      1.10   $       .61
                                                  ===========   ===========   ===========   ===========
       Net income...............................  $      1.17   $      1.06   $      1.10   $       .61
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
       Basic....................................       22,247        22,294        22,274        22,102
                                                  ===========   ===========   ===========   ===========
       Diluted..................................       22,656        22,739        22,695        22,565
                                                  ===========   ===========   ===========   ===========
1998
Revenues........................................  $   384,194   $   331,635   $   303,879   $   243,501
                                                  ===========   ===========   ===========   ===========
Income before extraordinary item................  $    16,802   $    14,257   $    12,581   $     7,928
Extraordinary (loss)............................          - -           - -           - -       (15,314)
                                                  -----------   -----------   -----------   -----------
       Net income (loss)........................  $    16,802   $    14,257   $    12,581   $    (7,386)
                                                  ===========   ===========   ===========   ===========
Earnings Per Share
    Basic
       Income before extraordinary item.........  $       .86   $       .78   $       .70   $       .44
                                                  ===========   ===========   ===========   ===========
       Net income (loss)........................  $       .86   $       .78   $       .70   $      (.41)
                                                  ===========   ===========   ===========   ===========
    Diluted
       Income before extraordinary item.........  $       .74   $       .65   $       .58   $       .37
                                                  ===========   ===========   ===========   ===========
       Net income (loss)........................  $       .74   $       .65   $       .58   $      (.31)
                                                  ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
       Basic....................................       19,620        18,205        18,042        17,919
                                                  ===========   ===========   ===========   ===========
       Diluted..................................       22,700        22,673        22,469        22,392
                                                  ===========   ===========   ===========   ===========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

         None.

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Shareowners to be held on or about May 19, 2000.

Item 11.  Executive Compensation.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Shareowners to be held on or about May 19, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Shareowners to be held on or about May 19, 2000.

Item 13.  Certain Relationships and Related Transactions.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2000 Annual Meeting of Shareowners to be held on or about May 19, 2000.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) 1.  Financial Statements.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

                                                                           Page
                                                                           ----

M.D.C. Holdings, Inc. and Subsidiaries
     Report of Independent Accountants....................................  F-2
     Consolidated Balance Sheets as of December 31, 1999 and 1998.........  F-3
     Consolidated Statements of Income and Comprehensive Income for each of the Three Years Ended December 31, 1999.........................  F-5
     Consolidated Statements of Stockholders' Equity for each of the
       Three Years Ended December 31, 1999................................  F-6
     Consolidated Statements of Cash Flows for each of the Three Years
       Ended December 31, 1999............................................  F-7
     Notes to Consolidated Financial Statements...........................  F-8

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

     3.2(a)       Form   of   Amendment   to  the   Bylaws   of  MDC   regarding
                  indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     4.2 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.3 Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
                  1999). *

     4.4 Form of Guaranty agreement dated as of October 8, 1999 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF NORTHERN
                  CALIFORNIA, INC., M.D.C. LAND CORPORATION, and RICHMOND AMERICAN CONSTRUCTION, INC. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
                  1999). *

     4.5 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of October 8, 1999 payable to each of the Banks named in the Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999). *

     4.6 Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to Form
                  S-3). *

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

     10.4(a) Form of Indemnity Agreement entered into between the Registrant and each member of its Board of Directors as of March 20, 1987 (incorporated herein by reference to Exhibit
                  19.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     10.4(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.5         Indemnification  Agreement  by and among the Company and Larry
                  A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989). *

     10.6 Promissory Note in the amount of $280,080 from Mandarich to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

     10.7 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

     10.8(a) Consulting Agreement effective October 1, 1998 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998). *

     10.8(b)      Letter   Agreement   between   M.D.C.   Holdings,   Inc.  and
                  Gilbert   Goldstein,   P.C.  dated October 25, 1999  amending
                  the Consulting Agreement effective October 1, 1998 between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999). *

     10.9(a) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 20, 1998 (incorporated herein by reference to Exhibit
                  10.10 to the Company's Form 10-K dated December 31, 1998). *

     10.9(b) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 19, 1999.

     10.10 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

     10.11(a) M.D.C. Holdings, Inc. Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1995).
                  *

     10.11(b) Amendment No. 1 to Executive Option Purchase program, effective November 4, 1997 in part and December 1, 1997 in part (incorporated herein by reference to Exhibit 10.12(b) of the Company's Annual Report on Form 10-K dated December 31,
                  1997). *

     10.12(a) Forms of Promissory Notes and Pledge Agreements dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit
                  10.19 of the Company's Annual Report on Form 10-K dated December 31, 1996). *

     10.12(b) Forms of Promissory Notes and Pledge Agreements dated December 18, 1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual Report on Form 10-K dated December 31,
                  1997). *

     10.13(a) Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14,
                  1998). *

     10.13(b) Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1998). *

     10.14(a) Change in Control Agreement between M.D.C. Holdings, Inc. and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998). *

     10.14(b) Change in Control Agreement between M.D.C. Holdings, Inc. and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March 27, 1998). *

     10.14(c) Form of Change in Control Agreement between M.D.C. Holdings, Inc. and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998). *

     10.15 Independent Contractor Agreement between Mizel Design and Development Company and M.D.C. Holdings, Inc. effective as of January 1, 1999 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated
                  March 31, 1999). *

     10.16 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30,
                  1999). *

     10.17 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999). *

     21           Subsidiaries of the Company.

     23           Consent of PricewaterhouseCoopers LLP.

     27           Financial Data Schedule.

-------------------

* Incorporated herein by reference.

     (b) Reports on Form 8-K during the fourth quarter of 1999:

                  (1) Form 8-K dated December 3, 1999 reporting Directors and Executive Officers who exercised stock options during 1998 and 1999 through September 30, 1999.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 9th day of February, 2000 on its behalf by the undersigned, thereunto duly authorized.
                              M.D.C. HOLDINGS, INC.
                                  (Registrant)

                              By:     /s/ LARRY A. MIZEL
                                      -----------------------------------------
                                      Larry A. Mizel
                                      Chief Executive Officer

                              By:     /s/ PARIS G. REECE III
                                      -----------------------------------------
                                      Paris G. Reece III
                                      Executive Vice President, Chief Financial
                                      Officer and Principal Accounting Officer

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

       Signature                        Title                    Date
       ---------                        -----                    ----

/s/ LARRY A. MIZEL               Chairman of the Board      February 9, 2000
----------------------------       of Directors and Chief
   Larry A. Mizel                  Executive Officer

/s/ DAVID D. MANDARICH           Director, President        February 9, 2000
----------------------------       and Chief Operating
   David D. Mandarich              Officer

/s/ STEVEN J. BORICK             Director                   February 9, 2000
----------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN            Director                   February 9, 2000
----------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER            Director                   February 9, 2000
----------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD          Director                   February 9, 2000
----------------------------
   Herbert T. Buchwald

                    (A Majority of the Board of Directors)