Form 10-Q
period 2000-03-31
MDC HOLDINGS INC
filed 2000-05-08
CIK 773141

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

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


             As of May 1, 2000, 21,489,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                           Page
                                                                            No.
                                                                           ----
Part I.   Financial Information

          Item 1.      Condensed Consolidated Financial Statements

                       Balance Sheets as of March 31, 2000 (Unaudited)
                         and December 31, 1999.............................   1

                       Statements of Income and Comprehensive Income
                         (Unaudited) for the three months ended
                         March 31, 2000 and 1999...........................   3

                       Statements of Cash Flows (Unaudited) for the three
                         months ended March 31, 2000 and 1999..............   4

                       Notes to Condensed Consolidated Financial
                         Statements (Unaudited)............................   5

          Item 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............   8

          Item 3.      Quantitative and Qualitative Disclosures About
                         Market Risk.......................................  17

Part II.   Other Information

           Item 1.   Legal Proceedings.....................................  18

           Item 4.   Submission of Matters to a Vote of Shareowners........  18

           Item 5.   Other Information.....................................  18

           Item 6.   Exhibits and Reports on Form 8-K......................  18

                                       (a)

                                 M.D.C. HOLDINGS, INC.
                          Condensed Consolidated Balance Sheets
                                     (In thousands)


                                                                                    March 31,   December 31,
                                                                                      2000          1999
                                                                                  -----------   -----------
ASSETS                                                                            (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $   10,377    $    33,637
   Property and equipment, net.................................................        3,326          2,909
   Deferred income taxes.......................................................       24,204         21,201
   Deferred debt issue costs, net..............................................        2,342          2,393
   Other assets, net...........................................................        6,040          6,771
                                                                                  ----------    -----------
                                                                                      46,289         66,911
Homebuilding
   Cash and cash equivalents...................................................        5,913          4,935
   Home sales and other accounts receivable....................................       12,291          3,496
   Inventories, net
     Housing completed or under construction...................................      393,384        337,029
     Land and land under development...........................................      301,219        308,680
   Prepaid expenses and other assets, net......................................       60,952         58,156
                                                                                  ----------    -----------
                                                                                     773,759        712,296
Financial Services
   Cash and cash equivalents...................................................          401            358
   Mortgage loans held in inventory............................................       65,227         89,953
   Other assets, net...........................................................        7,493          7,490
                                                                                  ----------    -----------
                                                                                      73,121         97,801

         Total Assets..........................................................   $  893,169    $   877,008
                                                                                  ==========    ===========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                       (In thousands, except share amounts)


                                                                                  March 31,    December 31,
                                                                                     2000          1999
                                                                                 -----------   -----------
LIABILITIES                                                                      (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    36,046   $    46,721
   Income taxes payable........................................................       28,460        18,291
   Senior notes, net...........................................................      174,402       174,389
                                                                                 -----------   -----------
                                                                                     238,908       239,401
Homebuilding
   Accounts payable and accrued expenses.......................................      154,867       152,488
   Line of credit..............................................................       60,000        40,000
                                                                                 -----------   -----------
                                                                                     214,867       192,488
Financial Services
   Accounts payable and accrued expenses.......................................       12,930         5,862
   Line of credit..............................................................       35,560        50,234
                                                                                 -----------   -----------
                                                                                      48,490        56,096
         Total Liabilities.....................................................      502,265       487,985
                                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -           - -
                                                                                 -----------   -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..          - -           - -
   Common stock, $.01 par value;  100,000,000 shares authorized; 28,477,000 and
     28,166,000 shares issued, respectively, at March 31, 2000 and
     December 31, 1999.........................................................          285           282
   Additional paid-in capital..................................................      182,256       179,094
   Retained earnings...........................................................      264,902       245,235
   Accumulated comprehensive income............................................          211         3,623
                                                                                 -----------   -----------
                                                                                     447,654       428,234
   Less treasury stock, at cost; 6,929,000 and 5,850,000 shares, respectively,
     at March 31, 2000 and December 31, 1999...................................      (56,750)      (39,211)
                                                                                 -----------   -----------
         Total Stockholders' Equity............................................      390,904       389,023
                                                                                 -----------   -----------
         Total Liabilities and Stockholders' Equity............................  $   893,169   $   877,008
                                                                                 ===========   ===========

             See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
        Condensed Consolidated Statements of Income and Comprehensive Income
                       (In thousands, except per share amounts)
                                    (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                      2000          1999
                                                                                  -----------   -----------
REVENUES
   Homebuilding...............................................................    $   341,009   $   289,880
   Financial Services.........................................................          5,874         6,914
   Corporate..................................................................            275           331
                                                                                  -----------   -----------
       Total Revenues.........................................................        347,158       297,125
                                                                                  -----------   -----------
COSTS AND EXPENSES
   Homebuilding...............................................................        295,538       264,726
   Financial Services.........................................................          3,425         3,366
   Corporate general and administrative.......................................          8,554         6,305
   Corporate and homebuilding interest........................................            - -           - -
                                                                                  -----------   -----------
       Total Costs and Expenses...............................................        307,517       274,397
                                                                                  -----------   -----------
Income before income taxes....................................................         39,641        22,728
Provision for income taxes....................................................        (18,620)       (8,977)
                                                                                  -----------   -----------
NET INCOME....................................................................         21,021        13,751

Unrealized holding gains (losses) on securities arising during the quarter....            (37)        1,243
Reclassification adjustment for gains included in net income..................         (3,375)          (48)
                                                                                  -----------   -----------
Net unrealized holding gains (losses) on securities arising during the quarter, net of a deferred income tax benefit (provision) of $6,003 in 2000
  and ($783) in 1999..........................................................         (3,412)        1,195
                                                                                  -----------   -----------
COMPREHENSIVE INCOME..........................................................    $    17,609   $    14,946
                                                                                  ===========   ===========
EARNINGS PER SHARE

   Basic......................................................................    $       .95   $       .62
                                                                                  ===========   ===========
   Diluted....................................................................    $       .94   $       .61
                                                                                  ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic......................................................................         22,110        22,102
                                                                                  ===========   ===========
   Diluted....................................................................         22,352        22,565
                                                                                  ===========   ===========
DIVIDENDS PAID PER SHARE......................................................    $       .06   $       .05
                                                                                  ===========   ===========

             See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                  Condensed Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                             2000          1999
                                                                         -----------   ------------
OPERATING ACTIVITIES
   Net income........................................................    $    21,021    $    13,751
   Adjustments to reconcile net income to net cash used in operating activities
        Depreciation and amortization................................          3,776          3,918
        Deferred income taxes........................................         (3,003)           871
        Net changes in assets and liabilities
               Home sales and other accounts receivable..............         (8,795)        (2,365)
               Homebuilding inventories..............................        (48,894)       (63,481)
               Mortgage loans held in inventory......................         24,726         15,830
              Accounts payable and accrued expenses and income taxes
                  payable............................................          7,757          4,126
               Prepaid expenses and other assets.....................         (4,578)         2,490
        Other, net...................................................         (1,038)           632
                                                                         -----------    -----------
   Net cash used in operating activities.............................         (9,028)       (24,228)
                                                                         -----------    -----------
 FINANCING ACTIVITIES
   Lines of credit
        Advances.....................................................        320,100        293,898
        Principal payments...........................................       (314,774)      (268,271)
   Notes payable
        Principal payments...........................................            - -           (435)
   Dividend payments.................................................         (1,354)        (1,103)
   Stock repurchases.................................................        (19,363)           - -
   Proceeds from stock issuance......................................          2,180            560
                                                                         -----------    -----------
   Net cash (used in) provided by financing activities...............        (13,211)        24,649
                                                                         -----------    -----------
   Net increase (decrease) in cash and cash equivalents..............        (22,239)           421
   Cash and cash equivalents
        Beginning of period..........................................         38,930         10,079
                                                                         -----------    -----------
        End of period................................................    $    16,691    $    10,500
                                                                         ===========    ===========

             See notes to condensed consolidated financial statements.

                               M.D.C. HOLDINGS, INC.
                Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                   2000          1999
                                                                                -----------   -----------
      Interest capitalized in homebuilding inventory, beginning of period.....  $    17,406   $    26,332

      Interest incurred.......................................................        4,781         4,720

      Interest expensed.......................................................          - -           - -

      Previously capitalized interest included in cost of sales...............       (4,572)       (6,519)
                                                                                -----------   -----------

      Interest capitalized in homebuilding inventory, end of period...........  $    17,615   $    24,533
                                                                                ===========   ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                   2000          1999
                                                                                -----------   -----------
          Basic Earnings Per Share

                  Net income..................................................  $    21,021   $    13,751
                                                                                ===========   ===========
                  Basic weighted-average shares outstanding...................       22,110        22,102
                                                                                ===========   ===========
                 Per share amounts............................................  $       .95   $       .62
                                                                                ===========   ===========
          Diluted Earnings Per Share

                  Net income..................................................  $    21,021   $    13,751
                                                                                ===========   ===========
                  Basic weighted-average shares outstanding...................       22,110        22,102
                  Stock options, net..........................................          242           463
                                                                                -----------   -----------
                  Diluted weighted-average shares outstanding.................       22,352        22,565
                                                                                ===========   ===========
                  Per share amounts...........................................  $       .94   $       .61
                                                                                ===========   ===========

D.       Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                     2000          1999
                                                                                  -----------   -----------
          Homebuilding
               Home sales.....................................................    $   329,451   $   288,084
               Land sales.....................................................          1,493         1,386
               Other revenues.................................................         10,065           410
                                                                                  -----------   -----------
                                                                                      341,009       289,880

               Home cost of sales.............................................        259,827       234,748
               Land cost of sales.............................................            999         1,039
               Asset impairment charges.......................................            - -           - -
               Marketing......................................................         18,684        16,883
               General and administrative.....................................         16,028        12,056
                                                                                  -----------   -----------
                                                                                      295,538       264,726
                  Homebuilding Operating Profit...............................         45,471        25,154
                                                                                  -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Net interest income............................................            492           661
               Origination fees...............................................          2,796         2,503
               Gains on sales of mortgage servicing...........................            457         1,263
               Gains on sales of mortgage loans, net..........................          2,000         2,340
               Mortgage servicing and other...................................            129           147
                                                                                  -----------   -----------
                                                                                        5,874         6,914
             General and Administrative Expenses..............................          3,425         3,366
                                                                                  -----------   -----------
                  Financial Services Operating Profit.........................          2,449         3,548
                                                                                  -----------   -----------
          Total Operating Profit..............................................         47,920        28,702
                                                                                  -----------   -----------
          Corporate
               Interest and other revenues....................................            275           331
               General and administrative.....................................         (8,554)       (6,305)
                                                                                  -----------   -----------
                  Net Corporate Expenses......................................         (8,279)       (5,974)
                                                                                  -----------   -----------
          Income Before Income Taxes..........................................    $    39,641   $    22,728
                                                                                  ===========   ===========

E.       Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                     2000          1999
                                                                                  -----------   -----------
          Cash paid during the period for
               Interest.......................................................    $     8,387   $     7,559
               Income taxes...................................................          6,319         6,570

          Non-cash investing and financing activities
               Land purchases financed by seller..............................            - -           745
               Land sales financed by MDC.....................................            - -            43

F.       Stockholders' Equity

         On January 24, 2000, the MDC Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,356,200 shares of MDC common stock under these programs through March 31, 2000. The per share prices, including commissions, paid for these share repurchases range from $13.53 to $16.15 with an average cost of $14.28.

G.       Gain on Sale of Investments

         During the quarter ended March 31, 2000, net income included realized pre-tax gains of $9,312,000, less applicable taxes of $5,937,000, from the sale of certain investments by MDC's captive insurance subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                 INTRODUCTION


         M.D.C. Holdings, Inc. is a Delaware Corporation originally incorporated in Colorado in 1972. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-Q. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is building and selling homes under the name "Richmond American Homes." We also originate mortgage loans, primarily for Richmond American Homes' home buyers, through MDC's subsidiary, HomeAmerican Mortgage Corporation ("HomeAmerican").


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                     2000          1999
                                                                                  ----------    -----------
          Revenues.............................................................   $   347,158   $   297,125

          Income Before Income Taxes...........................................   $    39,641   $    22,728

          Net Income...........................................................   $    21,021   $    13,751

          Earnings Per Share

             Basic.............................................................   $       .95   $       .62

             Diluted...........................................................   $       .94   $       .61

         Revenues for the first quarter of 2000 increased by $50,033,000, or 17%, compared with the same period in 1999, primarily due to increased homebuilding revenues resulting from (1) a 7% increase in home closings to 1,551 units; (2) a higher average selling price per home closed; and (3) gains of $9,312,000 realized on the sale of certain investments by MDC's captive insurance subsidiary.

         Income before income taxes increased 74% in the first quarter of 2000, compared with the first quarter of 1999. This increase primarily was a result of increased operating profit from the Company's homebuilding segment, due to the increase in homebuilding revenues described above and a 260 basis point increase in Home Gross Margins (defined below).

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                            Three Months
                                                           Ended March 31,
                                                          2000           1999
                                                      -----------    -----------

 Home Sales Revenues...............................  $    329,451   $    288,084
 Operating Profit..................................  $     45,471   $     25,154
 Average Selling Price Per Home Closed.............  $      212.4   $      199.1
 Home Gross Margins................................         21.1%          18.5%
    Excluding Interest in Home Cost of Sales.......         22.5%          20.7%

 Orders For Homes, net (units)
        Colorado...................................           851            845
        California.................................           412            393
        Arizona....................................           457            525
        Nevada.....................................           233            128
        Virginia...................................           278            267
        Maryland...................................            86             88
                                                     ------------   ------------
              Total................................         2,317          2,246
                                                     ============   ============
 Homes Closed (units)
        Colorado...................................           652            502
        California.................................           219            223
        Arizona....................................           325            386
        Nevada.....................................           122            141
        Virginia...................................           164            120
        Maryland...................................            69             75
                                                     ------------   ------------
              Total................................         1,551          1,447
                                                     ============   ============

                                                        March 31,    December 31,     March 31,
                                                          2000           1999           1999
                                                      -----------   ------------   -----------
 Backlog (units)
        Colorado...................................         1,825          1,626         1,698
        California.................................           450            257           496
        Arizona....................................           584            452           835
        Nevada.....................................           248            137           133
        Virginia...................................           404            290           401
        Maryland...................................           196            179           166
                                                     ------------   ------------   -----------

              Total................................         3,707          2,941         3,729
                                                     ============   ============   ===========

              Estimated Sales Value................  $    775,000   $    600,000   $   750,000
                                                     ============   ============   ===========

 Active Subdivisions
        Colorado...................................            49             50            48
        California.................................            22             24            19
        Arizona....................................            26             20            22
        Nevada.....................................            12             12            10
        Virginia...................................            12             16            16
        Maryland...................................             7              9            11
                                                     ------------   ------------   -----------

              Total................................           128            131           126
                                                     ============   ============   ===========

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 2000 were 14% higher than home sales revenues for the same period in 1999. The improved revenues were a result of increased home closings and a higher average selling price per home closed, as further discussed below.

         Home closings in the first quarter of 2000 were 7% higher than the same period in 1999. Home closings particularly were strong in (1) Virginia and Colorado, which increased 37% and 30%, respectively, as a result of the continued strong demand for new homes in these markets; and (2) Northern California, where the Company opened six new active subdivisions in 1999 in the San Francisco Bay area. In Phoenix and Southern California, home closings decreased in the first quarter of 2000, compared with the first quarter of 1999. Record home orders in 1998 and near-record home orders in the first half of 1999 in Phoenix and Southern California accelerated the sell-out of certain projects, which caused a temporary decline in the number of active subdivisions contributing home closings in these markets in the first quarter of 2000, compared with the first quarter of 1999.

         Average Selling Price Per Home Closed - The average selling price per home closed increased to $212,400 in the first quarter of 2000, compared with $199,100 in the same period in 1999, primarily as a result of (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices exceeded $300,000; and
(3) increased sales volume per home from the Company's design centers in Phoenix, Southern California, Nevada and Virginia.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. During the first quarter of 2000, Home Gross Margins increased 260 basis points, compared with the same period in 1999. The increase largely was due to (1) selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in most of the Company's markets; (2) in Maryland, fewer under-performing subdivisions in 2000 and management's continued efforts to improve profitability; (3) reduced levels of interest in home cost of sales, as discussed below; (4) increased rebates collected from suppliers through the Company's national purchasing program; (5) increases in sales of higher-margin products through the Company's design centers; and (6) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Future Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues decreased to 1.4% in the first quarter of 2000, compared with 2.2% for the same period in 1999. The reduction primarily resulted from lower levels of capitalized interest in homebuilding inventories at the beginning of 2000, compared with the beginning of 1999. Notwithstanding an increase in the Company's homebuilding inventories, interest capitalized in homebuilding inventories at the beginning of 2000 decreased to $17,406,000, compared with $26,332,000 at the beginning of 1999, due to (1) lower levels of interest incurred in 1999 compared with 1998 resulting from lower effective interest rates on the Company's lines of credit and lower levels of homebuilding and corporate debt; and (2) the close-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland.

        Orders for Homes and Backlog - The Company received 2,317 orders for homes during the first quarter of 2000, compared with 2,246 home orders received in the first quarter of 1999. Home orders in the first three months of 2000 increased, compared with the same period in 1999, in Nevada and Northern California, due to a higher number of active subdivisions and the continued strong demand for new homes in these markets. Home orders were lower in the first quarter of 2000 in Arizona, primarily resulting from fewer active subdivisions during most of the quarter in Phoenix.

         Backlog at March 31, 2000 was 3,707 units with an estimated sales value of $775,000,000, compared with a Backlog of 3,729 units with an estimated sales value of $750,000,000 at March 31, 1999. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its March 31, 2000 Backlog to close under existing sales contracts during the remainder of 2000. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing, and other costs) totalled $18,684,000 for the first quarter of 2000, compared with $16,883,000 for the same period in 1999. The increase in 2000 primarily was volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company's increased home closings.
Notwithstanding the increased costs, marketing expenses decreased as a percentage of home sales revenues to 5.7% in the first quarter of 2000 from 5.9% in the first quarter of 1999.

         General and Administrative - General and administrative expenses increased to $16,028,000 during the first quarter of 2000, compared with $12,056,000 during the same period in 1999, primarily due to increased compensation costs resulting from expanded operations in certain of the Company's markets, most notably Colorado and Southern California.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                March 31,   December 31,  March 31,
                                                  2000          1999         1999
                                              -----------   -----------  -----------
    Colorado................................  $    74,407   $    74,117  $    49,869
    California..............................      138,834       161,508      121,560
    Arizona.................................       36,701        29,426       22,101
    Nevada..................................       31,492        27,419       25,550
    Virginia................................       11,277         6,357       10,962
    Maryland................................        8,508         9,853        8,994
                                              -----------   -----------  -----------
         Total..............................  $   301,219   $   308,680  $   239,036
                                              ===========   ===========  ===========

    Total Lots Owned (excluding lots in
      work-in-process)......................       10,340        10,452        9,144

    Total Lots Controlled Under Option......        8,727         8,063        6,734
                                              -----------   -----------  -----------

         Total Lots Owned and Controlled...       19,067         18,515       15,878
                                             ===========    ===========  ===========

    Total Option Deposits...................  $     8,500   $     8,700  $    10,907
                                              ===========   ===========  ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                             Three Months
                                                            Ended March 31,
                                                           2000          1999
                                                       -----------   -----------

Loan Origination Fees...............................   $     2,796   $     2,503

Gains on Sales of Mortgage Loans, net...............   $     2,000   $     2,340

Gains on Sales of Mortgage Servicing, net...........   $       457   $     1,263

Operating Profit....................................   $     2,449   $     3,548

Principal Amount of Loans Originated and Purchased
     MDC home buyers................................   $   168,968   $   161,723
     Spot...........................................         4,060        12,287
     Correspondent..................................           - -        12,074
                                                       -----------   -----------
         Total......................................   $   173,028   $   186,084
                                                       ===========   ===========
Principal Amount of Loans Brokered
     MDC home buyers................................   $    49,746   $    28,374
     Spot...........................................         1,174         1,583
                                                       -----------   -----------
         Total......................................   $    50,920   $    29,957
                                                       ===========   ===========
Capture Rate........................................           64%           69%
                                                       ===========   ===========
     Including brokered loans.......................           80%           79%
                                                       ===========   ===========

         HomeAmerican's operating profit for the first quarter of 2000 decreased, compared with the same period in 1999, primarily due to a $930,000 decrease in gains from bulk sales of mortgage servicing rights. HomeAmerican's originated and brokered loans increased by $19,981,000 in the first quarter of 2000, compared with the same period in 1999. This improvement primarily was due to increases in the Company's home closings. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of over 98% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the first quarter of 2000, compared with 93% for the same period in 1999.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") decreased to 64% for the first quarter of 2000, compared with 69% for the same period in 1999. However, the number of mortgage loans brokered by HomeAmerican for origination by outside lending institutions has increased, primarily due to an increase in the number of MDC's home buyers with non-agency qualified credit. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 80% for the first quarter of 2000, compared with 79% for the same period in 1999.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. These contracts are the only significant financial derivative instrument utilized by MDC.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the first quarters of 2000 and 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $8,554,000 during the first quarter of 2000, compared with $6,305,000 during the first quarter of 1999, primarily due to greater compensation-related costs in 2000 principally resulting from the Company's higher profitability and increased homebuilding activities.

         Income Taxes - MDC's overall effective income tax rate of 47% and 39.5% for the first quarters of 2000 and 1999, respectively, differed from the federal statutory rate of 35% partially due to the impact of state income taxes. In addition,  in the first  quarter of 2000,  the  investment  gains of  $9,312,000 discussed under "Results of Operations" above are subject to taxation at both the subsidiary level and corporate level, resulting in taxes at an effective rate of 64%.

         The Internal Revenue Service ("IRS") has completed its examination of the Company's federal income tax returns for the years 1991 through 1995 and has proposed adjustments to the taxable income reflected in such returns. The Company is protesting certain of these proposed adjustments. In the opinion of management, adequate provision has been made for additional income taxes and interest, if any, which may arise as a result of this examination. In April 2000, the IRS completed its examination of the Company's federal income tax returns for the years 1996 and 1997. The conclusion of this latter examination resulted in no material impact to the Company's financial position or results of operations. See "Forward-Looking Statements" below.


                          LIQUIDITY AND CAPITAL RESOURCES


         MDC uses its liquidity and capital resources to (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources.

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit; and (3) current financing, primarily its mortgage lending line of credit. The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

         Based upon its current capital resources and additional liquidity available under existing credit agreements, MDC anticipates that it has adequate financial resources to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - In October 1999, the homebuilding line of credit was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the $300,000,000 maximum amount available to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Pursuant to the terms of the related credit agreement, a term-out of this credit may commence earlier under certain circumstances. In April 2000, the maximum amount available under the homebuilding line was increased to $350,000,000 as a result of increased participation of two of the Company's participant banks and the addition of a new bank to the lending group. There is no assurance that existing or additional lenders will agree to provide additional commitments. At March 31, 2000, $60,000,000 was borrowed and $5,520,000 in letters of credit were outstanding under this line of credit.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first quarters of 2000 and 1999, HomeAmerican sold $198,110,000 and $201,642,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. In December 1999, the Company modified the terms of the Mortgage Line, increasing the available borrowings from $51,000,000 to $75,000,000. At March 31, 2000, $35,560,000 was borrowed under the Mortgage Line and an additional $16,538,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the Mortgage Line are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

         The financial covenants contained in the Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the consolidated tangible net worth test, MDC's "tangible net worth," as defined, must not be less the sum of $238,000,000 and 50% of "consolidated net income," as defined, after December 31, 1998. In addition, "consolidated tangible net worth," as defined, must not be less than $150,000,000.

         The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured.

MDC Common Stock Repurchase Programs

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,356,200 shares of MDC common stock under these programs through March 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $16.15 with an average cost of $14.28. At March 31, 2000, the Company held 6,929,000 shares of treasury stock with an average purchase price of $8.19.

Consolidated Cash Flow

         During the first quarters of 2000 and 1999, the Company used $9,028,000 and $24,228,000, respectively, of cash in its operating activities, primarily due to increases in homebuilding and mortgage loan inventories related to its expanded homebuilding operations. In addition, in the first quarter of 2000, the Company used $19,363,000 to repurchase 1,356,200 shares of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.


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

         The volatility of interest rates could have an adverse effect on MDC's future operations and liquidity. An increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers.
See "Forward-Looking Statements" below.

         MDC's business also is affected significantly by general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

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


                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; and (14) other factors over which the Company has little or no control.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable and debt. The Company utilizes forward sale commitments to mitigate some of the risk associated with the mortgage loan portfolio. Other than these forward commitments, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         HomeAmerican provides mortgage loans which generally are sold forward upon closing and subsequently delivered to a third-party purchaser within approximately 40 days. Due to the frequency of these loan sales, the market risk associated with these mortgages is minimal.

         The Company utilizes both short-term and long-term debt to finance its operations. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.

         As of March 31, 2000, short-term debt was $35,560,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at March 31, 2000 are as follows (in thousands).

                                            Maturities through December 31,                           Estimated
                              2000       2001      2002       2003       2004    Thereafter   Total  Fair Value
                            ---------  --------- ---------  ---------  --------- ---------- --------- ---------
Fixed Rate Debt...........  $     - -  $     - - $     - -  $     - -  $     - - $ 175,000  $ 175,000 $ 145,250
   Average Interest Rate
    (units)                       - -        - -       - -        - -        - -     8.38%      8.38%
Variable Rate Debt........  $     - -  $     - - $     - -  $     - -  $  60,000 $     - -  $  60,000 $  60,000
   Average Interest Rate..        - -        - -       - -        - -       7.5%       - -       7.5%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         No meetings of the Company's stockholders were held during the first quarter of 2000.


ITEM 5.  OTHER INFORMATION.


         On April 24, 2000, the Company's board of directors declared a dividend of six cents per share for the quarter ended March 31, 2000. Future dividend payments are subject to the discretion of the Company's board of directors.


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

Date:    May 5, 2000                           M.D.C. HOLDINGS, INC.
         -----------
                                              (Registrant)



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