Form 10-Q
period 2000-06-30
MDC HOLDINGS INC
filed 2000-08-04
CIK 773141

================================================================================
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 2, 2000, 21,237,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                           Page
                                                                            No.
                                                                           ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 2000 (Unaudited)
                           and December 31, 1999..........................    1

                         Statements of Income (Unaudited) for the three
                           and six months ended June 30, 2000
                           and 1999.......................................    3

                         Statements of Cash Flows (Unaudited) for the six
                           months ended June 30, 2000 and 1999............    4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited).........................    5

               Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............    8

               Item 3.   Quantitative and Qualitative Disclosures About
                           Market Risk....................................   18

Part II.       Other Information:

               Item 1.   Legal Proceedings................................   19

               Item 4.   Submission of Matters to a Vote of Shareowners...   19

               Item 5.   Other Information................................   19

               Item 6.   Exhibits and Reports on Form 8-K.................   19


                                        (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                    June 30,    December 31,
                                                                                      2000          1999
                                                                                  -----------   -----------
ASSETS                                                                             (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $   12,343    $    33,637
   Property and equipment, net.................................................        3,029          2,909
   Deferred income taxes.......................................................       26,841         21,201
   Deferred debt issue costs, net..............................................        2,289          2,393
   Other assets, net...........................................................        5,835          6,771
                                                                                  ----------    -----------
                                                                                      50,337         66,911

Homebuilding
   Cash and cash equivalents...................................................        5,943          4,935
   Home sales and other accounts receivable....................................        8,039          3,496
   Inventories, net
     Housing completed or under construction...................................      448,519        337,029
     Land and land under development...........................................      314,281        308,680
   Prepaid expenses and other assets, net......................................       61,264         58,156
                                                                                  ----------    -----------
                                                                                     838,046        712,296

Financial Services
   Cash and cash equivalents...................................................          497            358
   Mortgage loans held in inventory, net.......................................       75,903         89,953
   Other assets, net...........................................................        7,305          7,490
                                                                                  ----------    -----------
                                                                                      83,705         97,801

         Total Assets..........................................................   $  972,088    $   877,008
                                                                                  ==========    ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                    June 30,    December 31,
                                                                                      2000          1999
                                                                                  -----------   -----------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses.......................................  $    44,327    $    46,721
   Income taxes payable........................................................       22,660         18,291
   Senior notes, net...........................................................      174,416        174,389
                                                                                 -----------    -----------
                                                                                     241,403        239,401
Homebuilding
   Accounts payable and accrued expenses.......................................      157,902        152,488
   Line of credit..............................................................       90,000         40,000
                                                                                 -----------    -----------
                                                                                     247,902        192,488
Financial Services
   Accounts payable and accrued expenses.......................................       10,380          5,862
   Line of credit..............................................................       57,571         50,234
                                                                                 -----------    -----------
                                                                                      67,951         56,096
         Total Liabilities.....................................................      557,256        487,985
                                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES..................................................          - -            - -
                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued..
                                                                                         - -            - -
   Common stock, $.01 par value;  100,000,000 shares authorized;  28,480,000 and
     28,166,000 shares issued, respectively, at June 30, 2000 and
     December 31, 1999.........................................................          285            282
   Additional paid-in capital..................................................      182,307        179,094
   Retained earnings...........................................................      292,396        245,235
   Accumulated comprehensive income............................................           46          3,623
                                                                                 -----------    -----------
                                                                                     475,034        428,234
   Less treasury stock, at cost; 7,120,000 and 5,850,000 shares, respectively,
     at June 30, 2000 and December 31, 1999....................................      (60,202)       (39,211)
                                                                                 -----------    -----------
         Total Stockholders' Equity............................................      414,832        389,023
                                                                                 -----------    -----------

         Total Liabilities and Stockholders' Equity............................  $   972,088    $   877,008
                                                                                 ===========    ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                             -------------------------    -------------------------
                                                                 2000          1999           2000          1999
                                                             -----------   -----------    -----------   -----------
REVENUES
   Homebuilding..........................................    $   411,942   $   391,130    $   752,951   $   681,010
   Financial services....................................          7,430         7,011         13,304        13,925
   Corporate.............................................            275         1,618            550         1,949
                                                             -----------   -----------    -----------   -----------
       Total Revenues....................................        419,647       399,759        766,805       696,884
                                                             -----------   -----------    -----------   -----------

COSTS AND EXPENSES

   Homebuilding..........................................        359,584       347,134        655,122       611,860
   Financial services....................................          3,450         3,714          6,875         7,080
   Corporate general and administrative..................          8,515         7,659         17,069        13,964
                                                             -----------   -----------    -----------   -----------
       Total Costs and Expenses..........................        371,549       358,507        679,066       632,904
                                                             -----------   -----------    -----------   -----------

Income before income taxes...............................         48,098        41,252         87,739        63,980
Provision for income taxes...............................        (19,289)      (16,295)       (37,909)      (25,272)
                                                             -----------   -----------    -----------   -----------
NET INCOME...............................................         28,809        24,957         49,830        38,708

Unrealized holding gains (losses) on securities arising
   during the period, net................................            (89)           56           (127)        1,297
Reclassification adjustment for gains included in net
   income................................................            (76)          (35)        (3,450)          (81)
                                                             -----------   -----------    -----------   -----------
Net unrealized holding gains (losses) on securities
   arising during the period, net of deferred income taxes
                                                                    (165)           21         (3,577)        1,216
                                                             -----------   -----------    -----------   -----------
COMPREHENSIVE INCOME.....................................    $    28,644   $    24,978    $    46,253   $    39,924
                                                             ===========   ===========    ===========   ===========
EARNINGS PER SHARE

   Basic.................................................    $      1.34   $      1.12    $      2.29   $      1.74
                                                             ===========   ===========    ===========   ===========

   Diluted...............................................    $      1.32   $      1.10    $      2.26   $      1.71
                                                             ===========   ===========    ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic.................................................         21,477        22,274         21,790        22,189
                                                             ===========   ===========    ===========   ===========

   Diluted...............................................         21,822        22,695         22,084        22,630
                                                             ===========   ===========    ===========   ===========

DIVIDENDS PAID PER SHARE.................................    $       .06   $       .05    $       .12   $       .10
                                                             ===========   ===========    ===========   ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                              2000           1999
                                                                          -----------    -----------
OPERATING ACTIVITIES
Net income...........................................................     $    49,830    $    38,708
Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................           8,691          9,276
      Deferred income taxes..........................................          (5,640)          (269)
      Homebuilding asset impairment charge...........................             800            - -
      Net changes in assets and liabilities
           Home sales and other accounts receivable..................          (4,543)           957
           Homebuilding inventories..................................        (117,891)      (102,942)
           Mortgage loans held in inventory..........................          14,050          1,147
           Accounts payable and accrued expenses and income taxes
             payable.................................................          11,049         29,479
           Prepaid expenses and other assets.........................          (8,473)         1,963
      Other, net.....................................................          (2,068)         2,360
                                                                          -----------    -----------
Net cash used in operating activities................................         (54,195)       (19,321)
                                                                          -----------    -----------

FINANCING ACTIVITIES
Lines of credit
      Advances.......................................................         699,537        718,300
      Principal payments.............................................        (642,200)      (687,429)
Notes payable
      Principal payments.............................................             - -           (574)
Dividend payments....................................................          (2,669)        (2,217)
Stock repurchases....................................................         (22,851)           - -
Proceeds from stock issuance.........................................           2,231            781
                                                                          -----------    -----------
Net cash provided by financing activities............................          34,048         28,861
                                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents.................         (20,147)         9,540
Cash and cash equivalents
      Beginning of period............................................          38,930         10,079
                                                                          -----------    -----------
      End of period..................................................     $    18,783    $    19,619
                                                                          ===========    ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2000           1999             2000           1999
                                                      -----------     ------------    -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    17,615     $    24,533     $    17,406     $    26,332

         Interest incurred.......................           5,711           5,231          10,492           9,951

         Interest expensed.......................             - -             - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (5,289)         (7,581)         (9,861)        (14,100)
                                                      -----------     -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, end of period.............     $    18,037     $    22,183     $    18,037     $    22,183
                                                      ===========     ===========     ===========     ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                 ------------------------    -------------------------
                                                                    2000          1999          2000          1999
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share

            Net income.......................................    $    28,809   $    24,957   $    49,830   $    38,708
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         21,477        22,274        21,790        22,189
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.34   $      1.12   $      2.29   $      1.74
                                                                 ===========   ===========   ===========   ===========

          Diluted Earnings Per Share
            Net income.......................................    $    28,809   $    24,957   $    49,830   $    38,708
                                                                 ===========   ===========   ===========   ===========

            Basic weighted-average shares outstanding........         21,477        22,274        21,790        22,189
            Stock options, net...............................            345           421           294           441
            Diluted weighted-average shares outstanding......         21,822        22,695        22,084        22,630
                                                                 ===========   ===========   ===========   ===========

            Per share amounts................................    $      1.32   $      1.10   $      2.26   $      1.71
                                                                 ===========   ===========   ===========   ===========

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2000           1999             2000           1999
                                                      -----------     ------------    -----------     -----------
         Homebuilding
              Home sales.........................     $   407,459     $   389,144     $   736,910     $   677,228
              Land sales.........................           3,050           1,439           4,543           2,825
              Other revenues.....................           1,433             547          11,498             957
                                                      -----------     -----------     -----------     -----------
                                                          411,942         391,130         752,951         681,010
                                                      -----------     -----------     -----------     -----------

              Home cost of sales.................         317,067         312,065         576,894         546,813
              Land cost of sales.................           1,356             984           2,355           2,023
              Asset impairment charge............             800             - -             800             - -
              Marketing..........................          23,163          21,226          41,847          38,109
              General and administrative.........          17,198          12,859          33,226          24,915
                                                      -----------     -----------     -----------     -----------
                                                          359,584         347,134         655,122         611,860
                                                      -----------     -----------     -----------     -----------

                  Homebuilding Operating Profit..          52,358          43,996          97,829          69,150
                                                      -----------     -----------     -----------     -----------

         Financial Services
            Mortgage Lending Revenues
              Net interest income................             571             616           1,063           1,277
              Origination fees...................           3,242           3,217           6,038           5,720
              Gains on sales of mortgage
                servicing, net...................           1,372           1,026           1,829           2,289
              Gains on sales of mortgage  loans,
                net..............................           2,092           2,010           4,092           4,350
              Mortgage servicing and other.......             153             142             282             289
                                                      -----------     -----------     -----------     -----------
                                                            7,430           7,011          13,304          13,925
            General and Administrative Expenses..           3,450           3,714           6,875           7,080
                                                      -----------     -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           3,980           3,297           6,429           6,845
                                                      -----------     -----------     -----------     -----------

          Total Operating Profit.................          56,338          47,293         104,258          75,995
                                                      -----------     -----------     -----------     -----------

         Corporate
              Interest and other revenues........             275           1,618             550           1,949
              General and administrative.........          (8,515)         (7,659)        (17,069)        (13,964)
                                                      -----------     -----------     -----------     -----------
                  Net Corporate Expenses.........          (8,240)         (6,041)        (16,519)        (12,015)
                                                      -----------     -----------     -----------     -----------

         Income Before Income Taxes..............     $    48,098     $    41,252     $    87,739     $    63,980
                                                      ===========     ===========     ===========     ===========


E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             2000            1999
                                                                        ------------    ------------
    Cash paid during the period for
         Interest....................................................    $     5,736     $     8,324
         Income taxes................................................    $    31,998     $    23,734
    Non-cash investing and financing activities
         Land purchases financed by seller...........................    $       - -     $       752
         Land sales financed by MDC..................................    $       - -     $        43

F.    Stockholders' Equity

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,552,900 shares of MDC common stock under these programs through June 30, 2000 at a total cost of $22,851,000. The per share prices, including commissions, for these repurchases range from $13.53 to $19.15 with an average cost of $14.71.

G.    Gain on Sale of Investments

         During the quarter and six months ended June 30, 2000, net income included realized pre-tax gains of $209,000 and $9,521,000, respectively, less applicable taxes of $133,000 and $6,071,000, respectively, from the sale of certain investments by MDC's captive insurance subsidiary.

H.    Homebuilding Line of Credit

         Having received increased participations from two of the Company's existing banks and one additional lender, in April 2000, the maximum borrowings available under the Company's homebuilding line of credit was increased to $350,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                  INTRODUCTION


         M.D.C. Holdings, Inc. is a Delaware Corporation originally incorporated in Colorado in 1972. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-Q. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is building and selling homes under the name "Richmond American Homes." We also originate mortgage loans, primarily for customers of Richmond American Homes, through MDC's subsidiary, HomeAmerican Mortgage Corporation ("HomeAmerican").


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                  Six Months
                                                           Ended June 30,                Ended June 30,
                                                      -------------------------    -------------------------
                                                          2000          1999           2000          1999
                                                      -----------   -----------    -----------   -----------

      Revenues....................................    $   419,647   $   399,759    $   766,805   $   696,884

      Income Before Income Taxes..................    $    48,098   $    41,252    $    87,739   $    63,980

      Net Income..................................    $    28,809   $    24,957    $    49,830   $    38,708

      Earnings Per Share
           Basic..................................    $      1.34   $      1.12    $      2.29   $      1.74

           Diluted................................    $      1.32   $      1.10    $      2.26   $      1.71

         Revenues for the second quarter and first half of 2000 increased $19,888,000 and $69,921,000, respectively, compared with the same periods in 1999, primarily due to higher homebuilding revenues resulting from (1) significant increases in average selling prices per home closed; and (2) for the first six months, gains of $9,521,000 realized on sales of certain investments by MDC's captive insurance subsidiary.

         Income before income taxes increased 17% and 37%, respectively, in the second quarter and first half of 2000, compared with the same periods in 1999. These increases primarily were a result of increased operating profit from the Company's homebuilding segment, due to the home sales revenue increases described above and 240 basis point increases for both the second quarter and first half of 2000 in Home Gross Margins (defined below).

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                             Three Months                  Six Months
                                                            Ended June 30,               Ended June 30,
                                                       -------------------------    ----------------------------
                                                            2000         1999           2000          1999
                                                       -----------   -----------    -----------    -------------

       Home Sales Revenues.........................     $   407,459    $   389,144    $   736,910   $   677,228
       Operating Profit............................     $    52,358    $    43,996    $    97,829   $    69,150
       Average Selling Price Per Home   Closed.....     $     218.9    $     208.8    $     216.0   $     204.5
       Home Gross Margins..........................           22.2%          19.8%          21.7%         19.3%
           Excluding Interest in Home Cost of Sales           23.4%          21.8%          23.0%         21.3%

       Orders For Homes, net (units)
              Colorado.............................             615            759          1,466         1,604
              California...........................             445            407            857           800
              Arizona..............................             456            413            913           938
              Nevada...............................             199            146            432           274
              Virginia.............................             186            194            464           461
              Maryland.............................              71            110            157           198
                                                        -----------    -----------    -----------   -----------
                   Total...........................           1,972          2,029          4,289         4,275
                                                        ===========    ===========    ===========   ===========

       Homes Closed (units)
              Colorado.............................             798            691          1,450         1,193
              California...........................             299            317            518           540
              Arizona..............................             364            469            689           855
              Nevada...............................             166            115            288           256
              Virginia.............................             158            190            322           310
              Maryland.............................              76             82            145           157
                                                        -----------    -----------    -----------   -----------
                   Total...........................           1,861          1,864          3,412         3,311
                                                        ===========    ===========    ===========   ===========

                                                         June 30,      December 31,    June 30,
                                                            2000           1999           1999
                                                        -----------   ------------    -----------
       Backlog (units)
              Colorado.............................           1,642          1,626          1,766
              California...........................             596            257            586
              Arizona..............................             676            452            779
              Nevada...............................             281            137            164
              Virginia.............................             432            290            405
              Maryland.............................             191            179            194
                                                        -----------    -----------    -----------
                   Total...........................           3,818          2,941          3,894
                                                        ===========    ===========    ===========
                   Estimated Sales Value...........     $   840,000    $   600,000    $   800,000
                                                        ===========    ===========    ===========


                                                         June 30,      December 31,    June 30,
                                                            2000           1999           1999
                                                        -----------   ------------    -----------
       Active Subdivisions
              Colorado.............................              46             50             46
              California...........................              25             24             20
              Arizona..............................              28             20             22
              Nevada...............................              10             12              9
              Virginia.............................              13             16             17
              Maryland.............................               7              9              8
                                                        -----------    -----------    -----------
                   Total...........................             129            131            122
                                                        ===========    ===========    ===========

         Home Sales Revenues - Home sales revenues in the second quarter and first half of 2000 were 5% and 9% higher, respectively, than home sales revenues for the same periods in 1999. The improved revenues primarily were a result of higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the quarter and six months ended June 30, 2000 were approximately the same as for the comparable periods in 1999. Home closings in the second quarter and first half of 2000 were higher in (1) Colorado (increases of 15% and 22%, respectively) and Nevada (increases of 44% and 13%, respectively) as a result of the strong demand for homes in these markets; and (2) Northern California (increases of 41% and 77%, respectively), where the Company opened seven new active subdivisions since June 1999 in the San Francisco Bay area. Home closings decreased in the second quarter and first half of 2000 in Phoenix and Southern California, compared with the same periods in 1999, primarily due to fewer active subdivisions in each of these markets during the latter half of 1999. Active subdivisions subsequently have increased to 19 and 20, respectively, in Southern California and Phoenix at June 30, 2000, compared with 14 and 11, respectively, at June 30, 1999.

         Average Selling Price Per Home Closed - The average selling prices per home closed in the second quarter and first half of 2000 increased $10,100 and $11,500, respectively, compared with the same periods in 1999, primarily as a result of (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices approached or exceeded $300,000; and (3) increased sales volume per home from the Company's design centers in Southern California, Nevada and Virginia.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins increased by 240 basis points during both the quarter and six months ended June 30, 2000, compared with the same periods in 1999. The increases largely were due to (1) selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in most of the Company's markets; (2) in Maryland, fewer under-performing subdivisions in 2000 and management's continued efforts to improve profitability; (3) reduced interest in home cost of sales, as discussed below; (4) increased rebates collected from suppliers through the Company's national purchasing programs; (5) increases in sales of higher-margin products through the Company's design centers; (6) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix, Southern California and Colorado; and (7) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Future Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor. Looking forward to the balance of 2000, we currently anticipate that Home Gross Margins for the third and fourth quarters may be lower than the level realized in the 2000 second quarter, but are expected to exceed margins reported for the comparable periods in 1999. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues decreased to 1.2% and 1.3%, respectively, in the second quarter and first half of 2000, compared with 2.0% for the same periods in 1999. These reductions resulted from lower levels of capitalized interest in homebuilding inventories at the beginning of 2000, compared with the beginning of 1999. Interest capitalized as a percentage of homebuilding inventories has continued to decrease to 2.4% at June 30, 2000, from 3.6% at June 30, 1999 and 6.7% at June 30, 1998. This decrease primarily is due to (1) the close-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland; and (2) the financing of expanded homebuilding operations with cash from current operations.

         Orders for Homes and Backlog - Orders for homes in the second quarter and first half of 2000 were approximately the same as for the comparable periods in 1999. Home orders in the second quarter of 2000 particularly were strong in Southern California, Phoenix and Nevada, as a result of the recent increase in active subdivisions, as discussed above, and the continued strong demand for homes in these markets. Home orders were lower for the three months ended June 30, 2000 in Colorado, primarily resulting from fewer active subdivisions; a greater number of active subdivisions nearing close-out, with fewer homes available for sale; and the close-out of several high-volume subdivisions after the second quarter of 1999.

         Homes under contract but not yet delivered ("Backlog") at June 30, 2000 was 3,818 units with an estimated sales value of $840,000,000, compared with a Backlog of 3,894 units with an estimated sales value of $800,000,000 at June 30, 1999. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its June 30, 2000 Backlog to close under existing sales contracts during the second half of 2000 and first quarter of 2001. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Other Revenues - Other revenues during the first half of 2000 included gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $9,521,000, compared with $134,000 realized in the comparable period of 1999.

         Asset Impairment Charge - Operating results during the second quarter and first half of 2000 were reduced by an asset impairment charge of $800,000 related to certain of the Company's homebuilding assets in Southern California. The asset impairment charge resulted from the write-down to fair value of a subdivision that experienced slow sales during the second quarter of 2000 and anticipated negative Home Gross Margins. No asset impairment charge was recorded during the first half of 1999.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing and other costs) totalled $23,163,000 and $41,847,000, respectively, for the quarter and six months ended June 30, 2000, compared with $21,226,000 and $38,109,000, respectively, for the same periods in 1999. The increases in 2000 primarily resulted from higher sales commissions, advertising and other costs incurred in connection with the Company's increased home sales revenues.

         General and Administrative - General and administrative expenses increased to $17,198,000 and $33,226,000, respectively, during the second quarter and first half of 2000, compared with $12,859,000 and $24,915,000, respectively, for the same periods in 1999, primarily due to increased compensation costs resulting from expanded operations in certain of the Company's markets, most notably Colorado and Southern California.

         Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                         June 30,    December 31,  June 30,
                                                           2000          1999        1999
                                                       -----------   -----------  -----------
    Colorado.......................................    $    81,365   $    74,117  $    54,012
    California.....................................        149,012       161,508      132,838
    Arizona........................................         43,412        29,426       17,358
    Nevada.........................................         23,975        27,419       31,771
    Virginia.......................................         10,838         6,357        8,734
    Maryland.......................................          5,679         9,853        9,892
                                                       -----------   -----------  -----------
         Total.....................................    $   314,281   $   308,680  $   254,605
                                                       ===========   ===========  ===========

    Lots Owned (excluding lots in work-in-process).         10,400        10,452        9,191

    Lots Controlled Under Option...................          8,314         8,063        7,950
                                                       -----------   -----------  -----------

         Total Lots Owned and Controlled...........         18,714        18,515       17,141
                                                       ===========   ===========  ===========

    Option Deposits................................    $     6,922   $     8,673  $     8,677
                                                       ===========   ===========  ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Six Months
                                                              Ended  June 30,            Ended  June 30,
                                                        -------------------------   -------------------------
                                                            2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
       Loan Origination Fees.......................     $     3,242   $     3,217   $     6,038   $     5,720

       Gains on Sales of Mortgage Loans, net.......     $     2,092   $     2,010   $     4,092   $     4,350

       Gains on Sales of Mortgage Servicing, net...     $     1,372   $     1,026   $     1,829   $     2,289

       Operating Profit............................     $     3,980   $     3,297   $     6,429   $     6,845

       Principal Amount of Loans Originated and
         Purchased
          MDC home buyers..........................     $   206,964   $   225,694   $   375,932   $   387,417
          Spot.....................................           3,777        10,239         7,837        22,526
          Correspondent............................             - -           - -           - -        12,074
                                                        -----------   -----------   -----------   -----------

                Total..............................     $   210,741   $   235,933   $   383,769   $   422,017
                                                        ===========   ===========   ===========   ===========
       Principal Amount of Loans Brokered
          MDC home buyers..........................     $    62,876   $    44,915   $   112,622   $    73,289
          Spot.....................................           1,217         1,256         2,391         2,839
                                                        -----------   -----------   -----------   -----------

                Total..............................     $    64,093   $    46,171   $   115,013   $    76,128
                                                        ===========   ===========   ===========   ===========

       Capture Rate................................             63%           71%           64%           70%
                                                        ===========   ===========   ===========   ===========

          Including brokered loans.................             79%           83%           80%           81%
                                                        ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the second quarter of 2000 increased, compared with the second quarter of 1999, due to higher gains on sales of mortgage servicing and decreased general and administrative expenses. Operating profits for the first half of 2000 decreased, compared with the same period in 1999, primarily due to decreased gains on sales of mortgage loans and bulk sales of mortgage servicing. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 99% and 98%, respectively, of the principal amount of mortgage loans originated and brokered by HomeAmerican in the second quarter and first half of 2000.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") decreased to 63% and 64%, respectively, for the quarter and six months ended June 30, 2000, compared with 71% and 70%, respectively, for the same periods in 1999. However, the number of mortgage loans brokered by HomeAmerican for origination by outside lending institutions has increased, primarily due to an increase in the number of MDC home buyers with non-agency qualified credit. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate above. The Capture Rate including brokered loans was 79% and 80%, respectively, for the second quarter and first half of 2000, compared with 83% and 81%, respectively, for the same periods in 1999.

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

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the second quarter and first half of 2000 and 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $8,515,000 and $17,069,000, respectively, during the second quarter and first half of 2000, compared with $7,659,000 and $13,964,000, respectively, for the same periods in 1999, primarily due to greater compensation-related costs in 2000 as a result of the Company's higher profitability and increased homebuilding activities.

         Income Taxes - MDC's overall effective income tax rate of 40.1% and 43.2% for the second quarter and first half of 2000, respectively, compared with 39.5% for the same periods in 1999, differed from the federal statutory rate of 35% partially due to the impact of state income taxes. In addition, in the first half of 2000, the investment gains of $9,521,000, discussed under "Results of Operations" above, are subject to taxation at both the subsidiary level and corporate level, resulting in taxes at an effective rate of 64%.

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

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit; and (3) current financing, primarily its mortgage lending line of credit. Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - In October 1999, the homebuilding line of credit (the "Homebuilding Line") was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the $300,000,000 maximum amount available to $450,000,000 upon the Company's request, subject to the receipt of additional commitments from existing or additional participant lenders. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence earlier under certain circumstances. Having received increased participations from two of the Company's existing banks and one additional lender, the maximum amount available under the Homebuilding Line was increased to $350,000,000 in April 2000. There is no assurance that existing or additional lenders will agree to provide additional commitments. At June 30, 2000, $90,000,000 was borrowed and $5,312,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first six months of 2000 and 1999, HomeAmerican sold $397,025,000 and $422,279,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. In December 1999, the Company modified the terms of the Mortgage Line, increasing the available borrowings from $51,000,000 to $75,000,000. At June 30, 2000, $57,571,000 was borrowed under the Mortgage Line and an additional $12,437,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

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

MDC Common Stock Repurchase Programs

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,552,900 shares of MDC common stock under these programs through June 30, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $19.15 with an average cost of $14.71. At June 30, 2000, the Company held 7,120,000 shares of treasury stock with an average purchase price of $8.46.

Consolidated Cash Flow

         During the first six months of 2000 and 1999, the Company used $54,195,000 and $19,321,000, respectively, of cash in its operating activities, primarily due to increases in homebuilding inventories related to its expanded homebuilding operations. In addition, in the first half of 2000, the Company used $22,851,000 to repurchase 1,552,900 shares of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.

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

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. In June 1999, the effective date of SFAS 133 was deferred until to January 1, 2001. The Company anticipates that the adoption of SFAS 133 as of January 1, 2001 will not have a material effect on its financial position or results of operations. See "Forward-Looking Statements" below.

                                      OTHER

Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives (including initiatives which may be considered in Colorado and Arizona in November 2000);
(10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; and (14) other factors over which the Company has little or no control.

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

         HomeAmerican provides mortgage loans which generally are sold forward and subsequently delivered to a third-party purchaser within approximately 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge interest rate risk on rate-locked mortgage loans in process which have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is minimal.

         The Company utilizes both short-term and long-term debt to finance its operations. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until such time as the Company is required to refinance such debt.

         As of June 30, 2000, short-term debt was $57,571,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at June 30, 2000 are as follows (in thousands).

                                             Maturities through December 31,                           Estimated
                            ---------------------------------------------------------------
                               2000      2001       2002      2003       2004    Thereafter   Total   Fair Value
                            -------------------- -------------------- ---------- -------------------- ----------
Fixed Rate Debt............ $   - -  $    - -    $    - -  $    - -    $    - -  $ 175,000  $ 175,000  $ 155,531
   Average Interest Rate
     (units)...............     - -       - -         - -       - -         - -      8.38%      8.38%
Variable Rate Debt......... $   - -  $    - -    $    - -  $    - -    $  90,000 $     - -  $  90,000  $  90,000
   Average Interest Rate...     - -       - -         - -       - -        7.73%       - -      7.73%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------


         MDC held its Annual Meeting of Shareowners (the "Meeting") on May 19, 2000. At the Meeting, Steven J. Borick and David D. Mandarich were re-elected to three-year terms as Class III directors.



ITEM 5.  OTHER INFORMATION.
------   -----------------


         On July 24, 2000, the Company's board of directors declared a dividend of six cents per share for the quarter ended June 30, 2000, payable August 14, 2000, to shareowners of record on August 3, 2000. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------


                  (a) Exhibit:

                                  27      Financial Data Schedule.

                  (b) Reports on Form 8-K:

                       (1) Form 8-K dated May 11, 2000 reporting the Company's change in independent auditors.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 4, 2000                       M.D.C. HOLDINGS, INC.
         --------------                       (Registrant)


                                              By:  /s/ Paris G. Reece III
                                                   ----------------------
                                                   Paris G. Reece III,
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer