Form 10-Q
period 2000-09-30
MDC HOLDINGS INC
filed 2000-11-03
CIK 773141

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

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                 As of November 2, 2000, 21,102,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 2000
                           (Unaudited) and December 31, 1999.............   1

                         Statements of Income (Unaudited) for the three
                           and nine months ended September 30, 2000 and
                           1999..........................................   3

                         Statements of Cash Flows (Unaudited) for the
                           nine months ended September 30, 2000 and 1999.   4

                         Notes to Financial Statements (Unaudited).......   5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.   8

               Item 3.   Quantitative and Qualitative Disclosures About
                            Market Risk..................................  18

Part II.       Other Information:

               Item 1.   Legal Proceedings...............................  19

               Item 4.   Submission of Matters to a Vote of Shareowners..  19

               Item 5.   Other Information...............................  19

               Item 6.   Exhibits and Reports on Form 8-K................  19

                                       (i)

                               M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   September 30,   December 31,
                                                                                       2000            1999
                                                                                  -------------   -------------
                                                                                    (Unaudited)
ASSETS
Corporate
   Cash and cash equivalents................................................      $      12,842   $      33,637
   Property and equipment, net..............................................              2,946           2,909
   Deferred income taxes....................................................             29,742          21,201
   Deferred debt issue costs, net...........................................              2,235           2,393
   Other assets, net........................................................              8,384           6,771
                                                                                  -------------   -------------
                                                                                         56,149          66,911
                                                                                  -------------   -------------
Homebuilding
   Cash and cash equivalents................................................              5,591           4,935
   Home sales and other accounts receivable.................................             10,657           3,496
   Inventories, net
     Housing completed or under construction................................            489,733         337,029
     Land and land under development........................................            333,529         308,680
   Prepaid expenses and other assets, net...................................             60,567          58,156
                                                                                  -------------   -------------
                                                                                        900,077         712,296
                                                                                  -------------   -------------
Financial Services
   Cash and cash equivalents................................................                506             358
   Mortgage loans held in inventory, net....................................             96,252          89,953
   Other assets, net........................................................              6,321           7,490
                                                                                  -------------   -------------
                                                                                        103,079          97,801
                                                                                  -------------   -------------
         Total Assets.......................................................      $   1,059,305   $     877,008
                                                                                  =============   =============

            See notes to condensed consolidated financial statements.
                                       -1-

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                   September 30,   December 31,
                                                                                       2000            1999
                                                                                  -------------   -------------
                                                                                    (Unaudited)
LIABILITIES
Corporate
   Accounts payable and accrued expenses........................................  $      46,223   $      46,721
   Income taxes payable.........................................................          9,922          18,291
   Senior notes, net............................................................        174,430         174,389
                                                                                  -------------   -------------
                                                                                        230,575         239,401
                                                                                  -------------   -------------
Homebuilding
   Accounts payable and accrued expenses........................................        158,687         152,488
   Line of credit...............................................................        155,000          40,000
                                                                                  -------------   -------------
                                                                                        313,687         192,488
                                                                                  -------------   -------------
Financial Services
   Accounts payable and accrued expenses........................................         19,620           5,862
   Line of credit...............................................................         54,815          50,234
                                                                                  -------------   -------------
                                                                                         74,435          56,096
                                                                                  -------------   -------------
         Total Liabilities......................................................        618,697         487,985
                                                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES...................................................            - -             - -
                                                                                  -------------   -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...            - -             - -
   Common stock, $.01 par value;  100,000,000 shares authorized;  28,539,000 and
     28,166,000 shares issued, respectively, at September 30, 2000 and
     December 31, 1999..........................................................            285             282
   Additional paid-in capital...................................................        183,073         179,094
   Retained earnings............................................................        325,372         245,235
   Accumulated comprehensive income.............................................             57           3,623
                                                                                  -------------   -------------
                                                                                        508,787         428,234
   Less treasury stock, at cost; 7,499,000 and 5,850,000 shares, respectively,
     at September 30, 2000 and December 31, 1999................................        (68,179)        (39,211)
                                                                                  -------------   -------------
         Total Stockholders' Equity.............................................        440,608         389,023
                                                                                  -------------   -------------

         Total Liabilities and Stockholders' Equity.............................  $   1,059,305   $     877,008
                                                                                  =============   =============

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months                     Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ---------------------------     ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
REVENUES
   Homebuilding....................................     $    438,818    $    403,195    $  1,191,769    $  1,084,205
   Financial services..............................            7,203           6,739          20,507          20,664
   Corporate.......................................              218             192             768           2,141
                                                        ------------    ------------    ------------    ------------
       Total Revenues..............................          446,239         410,126       1,213,044       1,107,010
                                                        ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Homebuilding....................................          377,623         357,363       1,032,745         969,223
   Financial services..............................            3,833           3,812          10,708          10,892
   Corporate general and administrative............           11,168           8,719          28,237          22,683
                                                        ------------    ------------    ------------    ------------
       Total Costs and Expenses....................          392,624         369,894       1,071,690       1,002,798
                                                        ------------    ------------    ------------    ------------
Income before income taxes.........................           53,615          40,232         141,354         104,212
Provision for income taxes.........................          (19,355)        (16,092)        (57,264)        (41,364)
                                                        ------------    ------------    ------------    ------------

NET INCOME.........................................           34,260          24,140          84,090          62,848

Unrealized holding gains (losses) on securities
   arising during the period, net..................               92             424             (35)          1,721
Reclassification adjustment for gains included in
   net income......................................              (81)            (87)         (3,531)           (168)
                                                        ------------    ------------    ------------    ------------
Net unrealized holding gains (losses) on securities
   arising during the period, net of deferred income
   taxes...........................................               11             337          (3,566)          1,553
                                                        ------------    ------------    ------------    ------------
COMPREHENSIVE INCOME...............................     $     34,271    $     24,477    $     80,524    $     64,401
                                                        ============    ============    ============    ============
EARNINGS PER SHARE

   Basic...........................................     $      1.62     $      1.08     $      3.90     $      2.83
                                                        ===========     ===========     ===========     ===========
   Diluted.........................................     $      1.58     $      1.06     $      3.83     $      2.77
                                                        ===========     ===========     ===========     ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic...........................................           21,179          22,294          21,587          22,224
                                                        ============    ============    ============    ============
   Diluted.........................................           21,700          22,739          21,957          22,667
                                                        ============    ============    ============    ============
DIVIDENDS PAID PER SHARE...........................     $       .06     $       .05     $       .18     $       .15
                                                        ===========     ===========     ===========     ===========

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Nine Months
                                                                                Ended September 30,
                                                                              2000             1999
                                                                          -------------    -------------
OPERATING ACTIVITIES
 Net income..........................................................     $      84,090    $      62,848
 Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................            14,793           12,968
      Deferred income taxes..........................................            (8,541)          (3,704)
      Homebuilding asset impairment charges..........................               800              - -
      Net changes in assets and liabilities
         Home sales and other accounts receivable....................            (7,161)          (2,452)
         Homebuilding inventories....................................          (178,353)        (154,636)
         Mortgage loans held in inventory............................            (6,299)          (2,696)
         Accounts payable and accrued expenses and income taxes
          payable....................................................            10,506           30,428
         Prepaid expenses and other assets...........................           (15,197)             138
      Other, net.....................................................            (2,132)             317
                                                                          -------------    -------------
Net cash used in operating activities................................          (107,494)         (56,789)
                                                                          -------------    -------------

FINANCING ACTIVITIES
Lines of credit
     Advances........................................................         1,167,881        1,109,955
     Principal payments..............................................        (1,048,300)      (1,048,033)
Notes payable
     Principal payments..............................................               - -           (1,898)
Dividend payments....................................................            (3,954)          (3,331)
Stock repurchases....................................................           (30,828)             - -
Proceeds from stock issuances........................................             2,704              891
                                                                          -------------    -------------
Net cash provided by financing activities............................            87,503           57,584
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents.................           (19,991)             795
Cash and cash equivalents
     Beginning of period.............................................            38,930           10,079
                                                                          -------------    -------------
     End of period...................................................     $      18,939    $      10,874
                                                                          =============    =============

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 2000 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                     Nine Months
                                                          Ended September 30,             Ended September 30,
                                                      ---------------------------     ---------------------------
                                                          2000            1999            2000            1999
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    18,037     $    22,183     $    17,406     $    26,332

         Interest incurred.......................           6,836           5,393          17,328          15,344

         Interest expensed.......................             - -             - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (6,041)         (9,527)        (15,902)        (23,627)
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    18,832     $    18,049     $    18,832     $    18,049
                                                      ===========     ===========     ===========     ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Nine Months
                                                                     Ended September 30,         Ended September 30,
                                                                 ------------------------    -------------------------
                                                                    2000          1999          2000          1999
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Net income.......................................    $    34,260   $    24,140   $    84,090   $    62,848
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         21,179        22,294        21,587        22,224
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.62   $      1.08   $      3.90   $      2.83
                                                                 ===========   ===========   ===========   ===========

          Diluted Earnings Per Share
            Net income.......................................    $    34,260   $    24,140   $    84,090   $    62,848
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         21,179        22,294        21,587        22,224
            Stock options, net...............................            521           445           370           443
            Diluted weighted-average shares outstanding......         21,700        22,739        21,957        22,667
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.58   $      1.06   $      3.83   $      2.77
                                                                 ===========   ===========   ===========   ===========

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Nine Months
                                                           Ended September 30,            Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
         Homebuilding
              Home sales.........................     $    436,174    $    398,833    $  1,173,084    $  1,076,061
              Land sales.........................              939           2,912           5,482           5,737
              Other revenues.....................            1,705           1,450          13,203           2,407
                                                      ------------    ------------    ------------    ------------
                                                           438,818         403,195       1,191,769       1,084,205
                                                      ------------    ------------    ------------    ------------
              Home cost of sales.................          334,884         320,020         911,778         866,833
              Land cost of sales.................              842           2,403           3,197           4,426
              Asset impairment charges...........              - -             - -             800             - -
              Marketing..........................           24,230          19,936          66,077          58,045
              General and administrative.........           17,667          15,004          50,893          39,919
                                                      ------------    ------------    ------------    ------------
                                                           377,623         357,363       1,032,745         969,223
                                                      ------------    ------------    ------------    ------------
                  Homebuilding Operating Profit..           61,195          45,832         159,024         114,982
                                                      ------------    ------------    ------------    ------------
         Financial Services
            Mortgage Lending Revenues
              Net interest income................              651             735           1,714           2,012
              Origination fees...................            3,535           3,315           9,573           9,035
              Gains on sales of mortgage
               servicing.........................              706             543           2,535           2,832
              Gains on sales of mortgage loans,
               net...............................            2,151           2,011           6,243           6,361
              Mortgage servicing and other.......              160             135             442             424
                                                      ------------    ------------    ------------    ------------
                                                             7,203           6,739          20,507          20,664
            General and Administrative Expenses..            3,833           3,812          10,708          10,892
                                                      ------------    ------------    ------------    ------------
                  Financial Services Operating
                    Profit.......................            3,370           2,927           9,799           9,772
                                                      ------------    ------------    ------------    ------------
          Total Operating Profit.................           64,565          48,759         168,823         124,754
                                                      ------------    ------------    ------------    ------------
         Corporate
              Interest and other revenues........              218             192             768           2,141
              General and administrative.........          (11,168)         (8,719)        (28,237)        (22,683)
                                                      ------------    ------------    ------------    ------------
                  Net Corporate Expenses.........          (10,950)         (8,527)        (27,469)        (20,542)
                                                      ------------    ------------    ------------    ------------
         Income Before Income Taxes..............     $     53,615    $     40,232    $    141,354    $    104,212
                                                      ============    ============    ============    ============

E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                           2000            1999
                                                                       -----------     -----------
  Cash paid during the period for
      Interest...................................................      $    26,102     $    16,793
      Income taxes...............................................      $    65,633     $    46,192
  Non-cash investing and financing activities
      Land purchases financed by seller..........................      $       - -     $     1,032
      Land sales financed by MDC.................................      $       - -     $        43


F.    Stockholders' Equity

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,931,800 shares of MDC common stock under these programs through September 30, 2000 at a total cost of $30,828,000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96.

G.    Gain on Sale of Investments

         During the quarter and nine months ended September 30, 2000, net income included realized pre-tax gains of $215,000 and $9,736,000, respectively, less applicable taxes of $134,000 and $6,205,000, respectively, from the sale of certain investments by MDC's captive insurance subsidiary.

H.    Homebuilding Line of Credit

         During the nine months ended September 30, 2000, the Company received increased participations from two of its existing banks and participation from two additional lenders, increasing the maximum amount available under the homebuilding line of credit ("Homebuilding Line") to $375,000,000 at September 30, 2000 from $300,000,000 at December 31, 1999. In October 2000, an additional lender committed $38,000,000 to the Homebuilding Line, increasing the maximum amount available to $413,000,000.

I.    Income Taxes

         In August 2000, the Company resolved its income tax examination by the Internal Revenue Service (the "IRS") for the years 1991 through 1995. Primarily as a result, the Company's effective income tax rate decreased to 36.1% for the third quarter of 2000. The Company currently has no outstanding IRS examinations.

J.    Foundation

         In the third quarter of 2000, the Company committed to contribute $1,000,000 to the MDC Holdings Foundation (the "Foundation"), a Delaware not for profit corporation which was incorporated on September 30, 1999. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                    Nine Months
                                                         Ended September 30,            Ended September 30,
                                                    ----------------------------   ----------------------------
                                                        2000           1999            2000            1999
                                                    ------------   ------------    ------------    ------------

        Revenues................................    $    446,239   $    410,126    $  1,213,044    $  1,107,010

        Income Before Income Taxes..............    $     53,615   $     40,232    $    141,354    $    104,212

        Net Income..............................    $     34,260   $     24,140    $     84,090    $     62,848

        Earnings Per Share:
             Basic..............................    $       1.62   $       1.08    $       3.90    $       2.83

             Diluted............................    $       1.58   $       1.06    $       3.83    $       2.77


         Revenues for the third quarter and first nine months of 2000 increased $36,113,000 and $106,034,000, respectively, compared with the same periods in 1999, primarily due to higher homebuilding revenues resulting from (1) significant increases in average selling prices per home closed; (2) increases in the number of homes closed; and (3) for the first nine months of 2000, gains of $9,736,000 realized on sales of certain investments by MDC's captive insurance subsidiary.

         Income before income taxes increased 33% and 36%, respectively, in the third quarter and first nine months of 2000, compared with the same periods in 1999. These increases primarily were a result of increased operating profit from the Company's homebuilding segment, due to the home sales revenue increases described above and substantial increases in Home Gross Margins (as defined below).

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                Three Months                     Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ---------------------------     ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
       Home Sales Revenues.........................     $    436,174    $    398,833    $  1,173,084    $  1,076,061
       Operating Profit............................     $     61,195    $     45,832    $    159,024    $    114,982
       Average Selling Price Per Home   Closed.....     $      224.5    $      212.7    $      219.1    $      207.5
       Home Gross Margins..........................            23.2%           19.8%           22.3%           19.4%
           Excluding Interest in Home Cost of Sales            24.6%           21.9%           23.6%           21.5%

       Orders For Homes, net (units)
              Colorado.............................              668             655           2,134           2,259
              California...........................              415             329           1,272           1,129
              Arizona..............................              573             261           1,486           1,199
              Nevada...............................              199             151             631             425
              Virginia.............................              177             150             641             611
              Maryland.............................               60              70             217             268
                                                        ------------    ------------    ------------    ------------
                   Total...........................            2,092           1,616           6,381           5,891
                                                        ============    ============    ============    ============

       Homes Closed (units)
              Colorado.............................              702             653           2,152           1,846
              California...........................              369             381             887             921
              Arizona..............................              405             444           1,094           1,299
              Nevada...............................              212             151             500             407
              Virginia.............................              175             183             497             493
              Maryland.............................               80              63             225             220
                                                        ------------    ------------    ------------    ------------
                   Total...........................            1,943           1,875           5,355           5,186
                                                        ============    ============    ============    ============

                                                        September 30,   December 31,    September 30,
                                                            2000            1999            1999
                                                        ------------    ------------    ------------
       Backlog (units)
              Colorado.............................            1,608           1,626           1,768
              California...........................              642             257             534
              Arizona..............................              844             452             596
              Nevada...............................              268             137             164
              Virginia.............................              434             290             372
              Maryland.............................              171             179             201
                                                        ------------    ------------    ------------
                   Total...........................            3,967           2,941           3,635
                                                        ============    ============    ============

                   Estimated Sales Value...........     $    930,000    $    600,000    $    750,000
                                                        ============    ============    ============

                                                        September 30,   December 31,    September 30,
                                                            2000            1999            1999
                                                        ------------    ------------    ------------
       Active Subdivisions
              Colorado.............................               44              50              48
              California...........................               24              24              26
              Arizona..............................               27              20              18
              Nevada...............................                9              12              11
              Virginia.............................                9              16              16
              Maryland.............................                7               9              10
                                                        ------------    ------------    ------------
                   Total...........................              120             131             129
                                                        ============    ============    ============

         Home Sales Revenues - Home sales revenues in the third quarter and first nine months of 2000 were 9% higher than home sales revenues for the same periods in 1999. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the three and nine months ended September 30, 2000 increased approximately 3% compared with comparable periods in 1999. Home closings in the third quarter and first nine months of 2000 were higher in Colorado (increases of 8% and 17%, respectively), Nevada (increases of 40% and 23%, respectively), Northern California (increases of 14% and 46%, respectively) and Tucson (increases of 14% and 15%, respectively), primarily as a result of the strong demand for homes in these markets. Home closings decreased in the three and nine months ended September 30, 2000 in Phoenix and Southern California, compared with the same periods in 1999, primarily due to fewer active subdivisions in each of these markets during the latter half of 1999 and first quarter of 2000. Active subdivisions subsequently have increased to 18 and 20, respectively, in Southern California and Phoenix at September 30, 2000, compared with 14 and 11, respectively, at June 30, 1999.

         Average Selling Price Per Home Closed - The average selling price per home closed in the third quarter and first nine months of 2000 increased $11,800 and $11,600, respectively, compared with the same periods in 1999, primarily as a result of (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in Northern California, where average selling prices were approximately $300,000; and (3) increased sales volume per home from the Company's design centers in Northern California, Nevada, Virginia and Colorado. Average selling prices were lower in the third quarter and first nine months of 2000, compared with the same periods in 1999, in Phoenix, due to the division's increased emphasis on more affordable homes, and in Southern California, where the Company closed fewer homes in higher-priced subdivisions.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 23.2% and 22.3%, representing increases of 340 and 290 basis points, respectively, during the quarter and nine months ended September 30, 2000, compared with the same periods in 1999. The increases largely were due to (1) selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in most of the Company's markets; (2) in Maryland, fewer under-performing subdivisions in 2000 and management's continued efforts to improve profitability; (3) reduced interest in home cost of sales, (as discussed below); (4) increased rebates collected from suppliers through the Company's national purchasing programs; (5) increases in sales of higher-margin products through the Company's design centers; (6) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix, Southern California and Colorado; and (7) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Future Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. Looking forward to the balance of 2000, we currently anticipate that Home Gross Margins for the fourth quarter may be lower than the level realized in the 2000 third quarter, but are expected to exceed 20%. See "Forward Looking Statements" below.

         Interest in Home Cost of Sales - Interest in home cost of sales as a percent of home sales revenues in the third quarter and first nine months of 2000 decreased to 1.4% and l.3%, respectively, compared with 2.2% and 2.1% for the same periods in 1999. These reductions primarily resulted from lower levels of capitalized interest in homebuilding inventories during the first nine months of 2000, compared with the first nine months of 1999. Interest capitalized as a percentage of homebuilding inventories has continued to decrease to 2.3% at September 30, 2000, from 2.7% at September 30, 1999 and 5.9% at September 30, 1998. This decrease primarily is due to (1) the close-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland; and
(2) the financing of a portion of the Company's expanded homebuilding operations with cash from current operations.

         Orders for Homes and Backlog - Orders for homes in the third quarter and first nine months of 2000 increased 29% and 8%, respectively, compared with the comparable periods in 1999. Home orders in the third quarter of 2000 particularly were strong in Phoenix, Northern California and Nevada (increases of 220%, 72% and 32%, respectively), primarily as a result of the continued strong demand for new homes in these markets. Also contributing to the higher home orders in Phoenix was the increase in the number of active subdivisions to 20 at September 30, 2000 from 9 at September 30, 1999. Home orders were lower for the nine months ended September 30, 2000 in Colorado and Maryland, primarily resulting from (1) fewer active subdivisions; and (2) in Colorado, a greater number of active subdivisions nearing close-out, with fewer homes available for sale, and the close-out of several high-volume subdivisions after the second quarter of 1999.

         Homes under contract but not yet delivered ("Backlog") at September 30, 2000 was 3,967 units with an estimated sales value of $930,000,000, compared with a Backlog of 3,635 units with an estimated sales value of $750,000,000 at September 30, 1999. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its September 30, 2000 Backlog to close under existing sales contracts during the fourth quarter of 2000 and first half of 2001. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Other Revenues - Other revenues during the first nine months of 2000 included gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $9,736,000, compared with $278,000 realized in the comparable period of 1999.

         Asset Impairment Charge - Operating results during the first nine months of 2000 were reduced by an asset impairment charge of $800,000, related to certain of the Company's homebuilding assets in Southern California.

The asset impairment charge resulted from the write-down to fair value of a subdivision that experienced slow sales during the second quarter of 2000 and anticipated negative Home Gross Margins. No asset impairment charge was recorded during the first nine months of 1999.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing and other costs) increased to $24,230,000 and $66,077,000, respectively, for the quarter and nine months ended September 30, 2000, compared with $19,936,000 and $58,045,000, respectively, for the same periods in 1999. The increases in 2000 primarily resulted from higher sales commissions, advertising and model home costs incurred in connection with the Company's increased home sales revenues and model home inventory.

         General and Administrative - General and administrative expenses increased to $17,667,000 and $50,893,000, respectively, during the third quarter and first nine months of 2000, compared with $15,004,000 and $39,919,000, respectively, for the same periods in 1999, primarily due to increased compensation costs resulting from expanded operations in certain of the Company's markets, most notably Colorado, Southern California and Northern California.

   Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements and total option deposits (dollars in thousands).

                                                       September 30, December 31, September 30,
                                                           2000          1999        1999
                                                       -----------   -----------  -----------
    Colorado.......................................    $    90,342   $    74,117  $    64,873
    California.....................................        159,509       161,508      150,716
    Arizona........................................         43,741        29,426       28,197
    Nevada.........................................         25,600        27,419       26,838
    Virginia.......................................          9,089         6,357        7,040
    Maryland.......................................          5,248         9,853        7,413
                                                       -----------   -----------  -----------
         Total.....................................    $   333,529   $   308,680  $   285,077
                                                       ===========   ===========  ===========

    Lots Owned (excluding lots in work-in-process).         10,098        10,452        9,436

    Lots Controlled Under Option...................          8,567         8,063        8,503
                                                       -----------   -----------  -----------
         Total Lots Owned and Controlled...........         18,665        18,515       17,939
                                                       ===========   ===========  ===========
    Option Deposits................................    $     9,323   $     8,673  $     8,591
                                                       ===========   ===========  ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                               Three Months                Nine Months
                                                           Ended  September 30,        Ended  September 30,
                                                        -------------------------   -------------------------
                                                            2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
       Loan Origination Fees.......................     $     3,535   $     3,315   $     9,573   $     9,035

       Gains on Sales of Mortgage Loans, net.......     $     2,151   $     2,011   $     6,243   $     6,361

       Gains on Sales of Mortgage Servicing, net...     $       706   $       543   $     2,535   $     2,832

       Operating Profit............................     $     3,370   $     2,927   $     9,799   $     9,772

       Principal Amount of Loans Originated and
         Purchased
            MDC home buyers........................     $   229,139   $   223,568   $   605,071   $   610,985
            Spot...................................           3,553        11,403        11,390        33,929
            Correspondent..........................             - -           - -           - -        12,074
                                                        -----------   -----------   -----------   -----------
                Total..............................     $   232,692   $   234,971   $   616,461   $   656,988
                                                        ===========   ===========   ===========   ===========

       Principal Amount of Loans Brokered
            MDC home buyers........................     $    65,738   $    50,675   $   178,360   $   123,964
            Spot...................................           1,911           359         4,302         3,198
                                                        -----------   -----------   -----------   -----------
                Total..............................     $    67,649   $    51,034   $   182,662   $   127,162
                                                        ===========   ===========   ===========   ===========
       Capture Rate................................             66%           69%           64%           70%
                                                        ===========   ===========   ===========   ===========
            Including Brokered Loans...............             82%           81%           81%           81%
                                                        ===========   ===========   ===========   ===========

         HomeAmerican's operating profits for the third quarter of 2000 increased, compared with the third quarter of 1999, due to higher gains on sales of mortgage loans and loan servicing, as well as higher origination fee income. HomeAmerican continues to benefit from the Company's homebuilding growth as MDC home buyers were the source of approximately 98% of the principal amount of mortgage loans originated and brokered by HomeAmerican in both the third quarter and first nine months of 2000.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") decreased to 66% and 64%, respectively, for the quarter and nine months ended September 30, 2000, compared with 69% and 70%, respectively, for the same periods in 1999. However, the number of mortgage loans brokered by HomeAmerican for origination by outside lending institutions has increased, primarily due to an increase in the number of MDC home buyers with non-agency qualified credit. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate above. If the Capture Rate was computed to include brokered loans, it would have been 82% and 81%, respectively, for the third quarter and first nine months of 2000, compared with 81% for both comparable periods in 1999.

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

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for both the third quarter and first nine months of 2000 and 1999.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $11,168,000 and $28,237,000, respectively, during the third quarter and first nine months of 2000, compared with $8,719,000 and $22,683,000, respectively, for the same periods in 1999. The 2000 increases primarily were due to (1) greater compensation-related costs in 2000 as a result of the Company's higher profitability and increased homebuilding activities; and
(2) a commitment for a $1,000,000 donation to the Foundation in the third quarter of 2000.

         Income Taxes - MDC's overall effective income tax rate decreased to 36.1% for the third quarter of 2000, bringing the nine-month income tax rate down to 40.5% from the 43.2% income tax rate recorded for the first six months of 2000. This decrease in the effective rate primarily was the result of the Company resolving the Internal Revenue Service ("IRS") income tax examination for the years 1991 through 1995 in August 2000. Also affecting the rate in the first nine months of 2000 were investment gains of $9,736,000, discussed under "Results of Operations" above, that are subject to taxation at both the subsidiary and Company levels, resulting in taxes at an effective rate of 64%.

         In April 2000, the IRS completed its examination of the Company's federal income tax returns for the years 1996 and 1997. The conclusion of this examination resulted in no material impact to the Company's financial position or results of operations. The Company currently has no outstanding IRS examinations. See "Forward-Looking Statements" below.


                         LIQUIDITY AND CAPITAL RESOURCES


         MDC uses its liquidity and capital resources to (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources.

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit; and (3) current financing, primarily its mortgage lending line of credit. Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit market occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - In October 1999, the homebuilding line of credit (the "Homebuilding Line") was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the $300,000,000 maximum amount available to $450,000,000 upon the Company's request, subject to the receipt of additional commitments from existing or additional participant lenders. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence earlier under certain circumstances. Having received increased participations from two of the Company's existing banks and three additional lenders, the maximum amount available under the Homebuilding Line was increased to $350,000,000 in April 2000, to $375,000,000 in July 2000, and to $413,000,000 in October 2000. There
is no assurance that existing or additional lenders will agree to provide additional commitments. At September 30, 2000, $155,000,000 was borrowed and $5,595,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first nine months of 2000 and 1999, HomeAmerican sold $606,930,000 and $652,647,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. In September 2000, the Company received a $25,000,000 increase in the available borrowings to $100,000,000. At September 30, 2000, $54,815,000 was borrowed under the Mortgage Line and an additional $27,725,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

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

MDC Common Stock Repurchase Programs

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,931,800 shares of MDC common stock under these programs through September 30, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. At September 30, 2000, the Company held 7,499,000 shares of treasury stock with an average purchase price of $9.09.

Consolidated Cash Flow

         During the first nine months of 2000 and 1999, the Company used $107,494,000 and $56,789,000, respectively, of cash in its operating activities, primarily due to increases in homebuilding inventories related to its expanded homebuilding operations. In addition, in the first nine months of 2000, the Company used $30,828,000 to repurchase 1,931,800 shares of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.


          IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS


         Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates would make it more difficult for MDC's customers to qualify for home mortgage loans, potentially decreasing home sales volume. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

         The volatility of interest rates could have an adverse effect on MDC's future operations and liquidity. An increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers. See "Forward-Looking Statements" below.

         MDC's business also is affected significantly by general economic conditions, consumer confidence and, particularly, the demand for new homes in the markets in which it builds.

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations. See "Forward-Looking Statements" below.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101 and that the adoption of SAB 101 had no material effect on its financial position or results of operations. See "Forward-Looking Statements" below.

                                      OTHER

Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives (including initiatives which have been proposed in Colorado and Arizona and will be voted on at the November 2000 general election in each of those states); (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; and (14) other factors over which the Company has little or no control.

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

         The Company utilizes both short-term and long-term debt to finance its operations. For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed-rate debt until such time as the Company is required to refinance such debt.

         As of September 30, 2000, short-term debt was $54,815,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair values at September 30, 2000 are as follows (in thousands).

                                             Maturities through December 31,                          Estimated
                            ---------------------------------------------------------------
                                 2000      2001       2002      2003       2004  Thereafter   Total   Fair Value
                            -------------------- -------------------- ---------- -------------------- ----------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 175,000 $ 175,000  $ 162,969
   Average Interest Rate
    (units)................        - -       - -        - -       - -        - -      8.38%     8.38%
Variable Rate Debt.........  $     - - $     - -  $     - - $     - -  $ 155,000  $     - - $ 155,000  $ 155,000
   Average Interest Rate...        - -       - -        - -       - -      8.05%        - -     8.05%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.

                              M.D.C. HOLDINGS, INC.
                                    FORM 10-Q


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS
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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS
------   ----------------------------------------------


         No matters were submitted to shareowners during the third quarter of 2000.


ITEM 5.  OTHER INFORMATION
------   -----------------


         On October 23, 2000, the Company's board of directors declared a dividend of six cents per share for the quarter ended September 30, 2000, payable November 21, 2000, to shareowners of record on November 7, 2000. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


                  (a) Exhibit:
                                 4.1 Commitment and Acceptance Agreement dated as of August 22, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and California Bank & Trust as Accepting Bank.

                                 4.2      Form of  Promissory  Note  dated
                                          August  22,  2000 of the  Registrant
                                          as Maker  payable  to California Bank
                                          & Trust.

                                 4.3      Consent of Guarantors dated August 22,
                                          2000.

                                 4.4      Commitment and Acceptance Agreement
                                          dated as of October 16, 2000 among the
                                          Registrant,  Bank One, N.A., as
                                          Administrative Agent and U.S. Bank,
                                          National Association as Accepting
                                          Bank.

                                 4.5 Form of Promissory Note dated October 16, 2000 of the Registrant as Maker payable to U.S. Bank, National Association as Accepting Bank.

                                 4.6      Consent of Guarantors Dated October
                                          16, 2000.

                                 10.1 Letter Agreement between the Registrant and Gilbert Goldstein, P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert Goldstein, P.C.

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


Date:  November 3, 2000                   M.D.C. HOLDINGS, INC.
       ----------------
                                          (Registrant)


                                          By:   /s/ Paris G. Reece III
                                                -------------------------------
                                                Paris G. Reece III,
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer