Form 10-K405
period 2000-12-31
MDC HOLDINGS INC
filed 2001-02-09
CIK 773141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NUMBER 1-8951

                                   ----------

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         AS OF FEBRUARY 5, 2001, 21,447,000 SHARES OF M.D.C. HOLDINGS, INC. COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES (BASED UPON THE CLOSING PRICE ON THAT DATE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE, INC. AS REPORTED ON THE COMPOSITE TAPE) HELD BY NON-AFFILIATES WAS APPROXIMATELY $570,707,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

            PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 2001 DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NO LATER THAN 120 DAYS AFTER THE END OF THE
                            REGISTRANT'S FISCAL YEAR.

================================================================================

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                   ----------

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                                NO.
                                                                                               ----
PART I
  ITEMS  1.
    AND  2. BUSINESS AND PROPERTIES
              (a) General Development of Business......................................         1
              (b) Financial Information About Industry Segments........................         1
              (c) Narrative Description of Business....................................         1

   ITEM  3. LEGAL PROCEEDINGS..........................................................         6

   ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................         6

PART II
   ITEM  5. MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS...........         7

   ITEM  6. SELECTED FINANCIAL AND OTHER DATA..........................................         8

   ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS............................................................        10

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................        20

   ITEM  8. CONSOLIDATED FINANCIAL STATEMENTS..........................................       F-1

   ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.....................................................        21

PART III
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................        21

   ITEM 11. EXECUTIVE COMPENSATION.....................................................        21

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............        21

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................        21

PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............        22


                                      (i)

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

         (a) General Development of Business

         M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-K. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is owning and managing subsidiary companies that build and sell homes under the name "Richmond American Homes." We also own and manage HomeAmerican Mortgage Corporation ("HomeAmerican"), which originates mortgage loans primarily for MDC's home buyers. In addition, MDC provides title agency services through American Home Title and Escrow Company ("American Home Title") and offers insurance through American Home Insurance Agency, Inc. ("American Home Insurance") to MDC's home buyers.

         (b) Financial Information About Industry Segments

         Note B to the Consolidated Financial Statements contains information regarding the Company's business segments for each of the three years ended December 31, 2000, 1999 and 1998.

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

         Our strategy is to build homes generally for the first-time and move-up buyer, constituting the largest group of prospective home buyers. The base prices for these homes generally range from $90,000 to $370,000, although the Company builds homes with base prices as high as $1,300,000. The average sales prices of the Company's homes closed in 2000 and 1999 were $227,300 and $211,400, respectively.

         When opening a new homebuilding project, the Company generally acquires no more than a two year supply of lots to avoid overexposure to any single sub-market. The Company prefers to acquire finished lots using rolling options or in phases for cash. If potential returns justify the risk, entitled land is acquired for development. The Company's Asset Management Committee, composed of members of the Company's senior management, generally meets weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about MDC's land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

         Homes are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and employs subcontractors for site development and home construction. The Company builds single-family detached homes, except in Virginia and Maryland, where we also build townhomes.

         HomeAmerican is a full service mortgage lender with offices located in each of MDC's markets. Because it provides mortgage loans to a majority of MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding business.

         American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. American Home Insurance offers homeowners, auto and other types of casualty insurance to home buyers in all of our markets.

HOMEBUILDING SEGMENT.

         General. The Company is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in metropolitan Denver; among the top five homebuilders in Northern Virginia, Tucson and Colorado Springs; and among the top ten builders in suburban Maryland, Northern and Southern California, Phoenix and Las Vegas. MDC believes a significant presence in its markets enables it to compete effectively for home buyers, land acquisitions and subcontractor labor.

         The Company designs, builds and sells quality single-family homes at affordable prices, generally for the first-time and move-up buyer. Approximately 79% of its homes closed in 2000 were in subdivisions targeted to first-time and first-time move-up buyers, compared with approximately 71% and 74% in 1999 and 1998, respectively.

         The Company's operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 1998 through 2000 (dollars in thousands).

                       TOTAL HOME SALES REVENUES                   PERCENT OF TOTAL
                  ------------------------------------   --------------------------------------
                     2000         1999         1998         2000          1999          1998
                  ----------   ----------   ----------   ----------    ----------    ----------
Colorado ......   $  659,549   $  519,870   $  439,600           39%           34%           36%
California ....      443,332      434,553      275,682           26%           28%           22%
Arizona .......      228,550      260,224      218,110           13%           17%           18%
Nevada ........      111,108       83,342       67,455            7%            6%            6%
Virginia ......      183,900      162,577      145,569           11%           11%           12%
Maryland ......       74,669       65,953       72,243            4%            4%            6%
                  ----------   ----------   ----------   ----------    ----------    ----------

      Total ...   $1,701,108   $1,526,519   $1,218,659          100%          100%          100%
                  ==========   ==========   ==========   ==========    ==========    ==========

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

         Design centers are located in the Company's Denver, Colorado Springs, Phoenix, Northern California, Southern California, Nevada and Virginia homebuilding divisions. Home buyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers, which are also planned for MDC's other divisions, not only provide MDC's customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

         The Company maintains limited levels of inventories of unsold homes in its markets. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective home buyers. In order to mitigate the risk of carrying excess inventory, the Company has continued to reduce the number of its unsold homes under construction.

         Land Acquisition and Development. MDC purchases finished lots using option contracts and in phases or in bulk for cash. When estimated potential returns justify the risk, the Company acquires entitled land for development into finished lots. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes as soon as practical after a contract for sale is executed. This approach is intended to minimize the Company's investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percent of home sales revenues. See "FORWARD-LOOKING STATEMENTS" below.

         MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, in some cases on a "rolling" basis. Generally, in an option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company relinquishes the option deposit. This practice limits the Company's risk and avoids a greater demand on its liquidity. At December 31, 2000, MDC had the right to acquire 8,131 lots under option agreements with approximately $10,838,000 in total option deposits. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

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

         The table below shows the carrying value of land and land under development, by state, as of December 31, 2000, 1999 and 1998 (in thousands).

                            DECEMBER 31,
                  ------------------------------
                    2000       1999       1998
                  --------   --------   --------
Colorado ......   $126,524   $ 74,117   $ 53,720
California ....    149,088    161,508    100,754
Arizona .......     50,937     29,426     25,178
Nevada ........     26,546     27,419     20,027
Virginia ......     29,596      6,357     11,292
Maryland ......      6,020      9,853      6,209
                  --------   --------   --------

    Total .....   $388,711   $308,680   $217,180
                  ========   ========   ========

         The table below shows the number of lots owned and under option, by state, as of December 31, 2000, 1999 and 1998.

                                 DECEMBER 31,
                           ------------------------
                            2000     1999     1998
                           ------   ------   ------
Lots Owned
  Colorado .............    5,905    5,096    3,932
  California ...........    1,589    2,070    1,769
  Arizona ..............    2,298    1,976    1,836
  Nevada ...............      680      857      848
  Virginia .............    1,052      265      309
  Maryland .............      109      188      231
                           ------   ------   ------
      Total ............   11,633   10,452    8,925
                           ======   ======   ======

Lots Under Option
  Colorado .............    3,498    3,682    4,063
  California ...........    1,030      632      552
  Arizona ..............    1,720    1,724    1,492
  Nevada ...............       39       50      405
  Virginia .............    1,344    1,771      903
  Maryland .............      500      204      314
                           ------   ------   ------
      Total ............    8,131    8,063    7,729
                           ======   ======   ======

         Labor and Raw Materials. Generally, the materials used in MDC's homebuilding operations are standard items carried by major suppliers. The Company generally contracts for most of its materials and labor at a fixed price during the anticipated construction period of its homes. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the costs of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. To varying degrees, the Company experienced shortages in the availability of building materials and/or labor in 2000 in each of its markets, which resulted in delays in the delivery of homes under construction. The Company may experience shortages and delays in the future which may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "FORWARD-LOOKING STATEMENTS" below.

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

         Backlog. As of December 31, 2000 and 1999, homes under contract but not yet delivered ("Backlog") totalled 3,292 and 2,941, respectively, with estimated sales values of $775,000,000 and $600,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 75% of its December 31, 2000 Backlog will close under existing sales contracts during the first nine months of 2001. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         Marketing and Sales. MDC's homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. We also market our homes on our internet website, www.richmondamerican.com. All of MDC's homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

         Title Operations. Since January 1998, American Home Title has provided title agency services to MDC home buyers in Virginia and Maryland. American Home Title began offering title agency services to MDC's Colorado home buyers in 1999. The Company is evaluating opportunities to provide title agency services in its other markets.

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

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 2000 consisted of servicing rights with respect to approximately 3,781 single-family loans, 80% of which were less than two years old. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 4.25% to 14.0% and averaging 7.6%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates (currently .44% for FHA/VA loans and .25% for conventional loans) applicable to the loans comprising the portfolio.

         As interest rates decreased during the latter part of 2000, the proportion of HomeAmerican's customers who selected adjustable rate mortgages ("ARMs") decreased to approximately 4% in December 2000, compared with 28% in December 1999. The value of mortgage servicing rights related to ARMs is substantially less than mortgage servicing rights related to fixed rate mortgage loans.

         Pipeline. HomeAmerican's mortgage loans in process which had not closed ("Pipeline") at December 31, 2000 had aggregate principal balances of $483,332,000. Approximately 75% of the Pipeline at December 31, 2000 is anticipated to close during the first six months of 2001. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See "FORWARD-LOOKING STATEMENTS" below.

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

     Insurance Operations.

         In 1998, American Home Insurance began offering homeowners, auto and other types of casualty insurance to its Colorado home buyers. In 1999, American Home Insurance began offering these insurance services to MDC's home buyers in all states in which the Company operates except California. American Home Insurance services were available to MDC's California home buyers beginning in the first quarter of 2000.

EMPLOYEES.

         At December 31, 2000, MDC employed approximately 1,700 persons. MDC considers its employee relations to be satisfactory.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. See "FORWARD-LOOKING STATEMENTS" below.

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

         No meetings of the Company's stockholders were held during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC common stock as reported on the Composite Tape, adjusted for the 10% stock dividend as discussed below.

                                       HIGH               LOW
                                      ------             ------
1999
First quarter..................       $19.60             $12.45
Second quarter.................       $19.55             $13.64
Third quarter..................       $20.00             $13.64
Fourth quarter.................       $15.68             $12.16

2000
First quarter..................       $16.31             $12.27
Second quarter.................       $18.18             $14.49
Third quarter..................       $24.55             $16.88
Fourth quarter.................       $31.59             $23.07

         The Company declared and paid dividends of six cents per share in the first quarter of 2001, six cents per share in each quarter in 2000 and five cents per share in each quarter in 1999.

         On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend, which will be distributed on February 16, 2001 to shareowners of record on February 5, 2001.

         In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in its $413,000,000 unsecured revolving line of credit agreement and its 8 3/8% senior notes due 2008 indenture dated January 1998. Pursuant to the terms of these agreements, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests. At December 31, 2000, the Company had a permitted dividend capacity of approximately $130,000,000 pursuant to the most restrictive of these covenants.

         On February 5, 2001, MDC had 1,192 shareowners of record.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements (in thousands, except per share and unit amounts).

                             SELECTED FINANCIAL DATA

                                                                           YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
                                                       2000           1999           1998           1997           1996
                                                   -----------    -----------    -----------    -----------    -----------
INCOME STATEMENT DATA
Revenues .......................................   $ 1,751,545    $ 1,567,638    $ 1,263,209    $   969,562    $   922,595
                                                   ===========    ===========    ===========    ===========    ===========

Operating profit
   Homebuilding ................................   $   227,319    $   162,258    $    86,764    $    41,543    $    27,967
   Financial services
     Mortgage lending ..........................        14,282         13,169         11,198          7,745         12,584
     Asset management ..........................            --             --          4,590          1,434          6,073
                                                   -----------    -----------    -----------    -----------    -----------
         Total financial services ..............        14,282         13,169         15,788          9,179         18,657
                                                   -----------    -----------    -----------    -----------    -----------
   Net corporate expenses(1) ...................       (38,400)       (26,974)       (18,700)       (11,395)       (13,870)
                                                   -----------    -----------    -----------    -----------    -----------
Income before income taxes and
   extraordinary item ..........................   $   203,201    $   148,453    $    83,852    $    39,327    $    32,754
                                                   ===========    ===========    ===========    ===========    ===========

Income before extraordinary item ...............   $   123,303    $    89,392    $    51,568    $    24,205    $    20,799
   Basic per common share(2) ...................   $      5.22    $      3.65    $      2.54    $      1.25    $      1.02
   Diluted per common share(2) .................   $      5.11    $      3.59    $      2.11    $      1.07    $      0.89

Net income(3) ..................................   $   123,303    $    89,392    $    36,254    $    22,026    $    20,378
   Basic per common share(2) ...................   $      5.22    $      3.65    $      1.79    $      1.14    $      1.00
   Diluted per common share(2) .................   $      5.11    $      3.59    $      1.49    $      0.98    $      0.87

Weighted-average shares outstanding(2)
   Basic .......................................        23,613         24,472         20,296         19,440         20,485
   Diluted .....................................        24,142         24,922         24,867         24,089         25,039

Dividends paid per share .......................   $       .24    $       .20    $       .15    $       .12    $       .12

                                                                               DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                      2000          1999          1998          1997          1996
                                                   -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA
ASSETS
   Housing completed or under construction .....   $   443,512   $   337,029   $   294,104   $   249,928   $   251,885
   Land and land under development .............   $   388,711   $   308,680   $   217,180   $   193,012   $   182,927
   Total assets ................................   $ 1,061,598   $   877,008   $   714,013   $   621,770   $   617,303

HOMEBUILDING AND CORPORATE DEBT
   Homebuilding
     Line of credit ............................   $    90,000   $    40,000   $    21,871   $    20,766   $    11,832
     Notes payable .............................   $        --   $        --   $       866   $     9,676   $     3,063
   Senior notes ................................   $   174,444   $   174,389   $   174,339   $   150,354   $   187,721
   Subordinated notes ..........................   $        --   $        --   $        --   $    38,230   $    38,225
   Total homebuilding and corporate debt .......   $   264,444   $   214,389   $   197,076   $   222,457   $   244,328

STOCKHOLDERS' EQUITY ...........................   $   482,230   $   389,023   $   298,131   $   229,593   $   213,847

STOCKHOLDERS' EQUITY PER OUTSTANDING
   Share(2)(5) .................................   $     20.69   $     15.85   $     12.33   $     10.94   $     10.13
RATIO OF DEBT TO STOCKHOLDERS' EQUITY(4) .......           .55           .55           .66           .97          1.14
RATIO OF DEBT TO CAPITAL(4) ....................           .35           .36           .40           .49           .53

                                                                             YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                      2000            1999            1998            1997            1996
                                                   -----------     -----------     -----------     -----------     -----------
OPERATING DATA
   Home sales revenues .........................   $ 1,701,108     $ 1,526,519     $ 1,218,659     $   939,016     $   880,358
   Orders for homes, net (units) ...............         7,835           7,232           7,191           5,769           5,049
   Homes closed (units) ........................         7,484           7,221           6,293           5,223           4,974
   Backlog
     Units(6) ..................................         3,292           2,941           2,930           2,032           1,486
     Estimated sales value(6) ..................   $   775,000     $   600,000     $   580,000     $   380,000     $   261,000
   Average selling price per home ..............   $     227.3     $     211.4     $     193.7     $     179.8     $     177.0
   Home Gross Margins ..........................          22.3%           19.3%           16.9%           14.5%           13.7%
     Excluding interest in home cost of
       sales ...................................          23.6%           21.2%           19.5%           17.4%           16.7%
CASH FLOWS FROM
   Operating activities ........................   $   (63,457)    $    (3,845)    $       800     $    18,516     $    47,925
   Investing activities ........................   $    (3,160)    $    (1,878)    $    15,081     $     3,513     $    13,998
   Financing activities ........................   $    41,802     $    34,574     $   (17,480)    $   (21,655)    $   (71,414)
CORPORATE AND HOMEBUILDING SG&A AS A % OF
   HOME SALES REVENUES .........................          11.9%           10.8%           11.5%           11.0%           11.0%
EBITDA, AS ADJUSTED(7)
   Income before extraordinary item ............   $   123,303     $    89,392     $    51,568     $    24,205     $    20,799
     Add
       Income taxes ............................        79,898          59,061          32,284          15,122          11,955
       Corporate and homebuilding interest
         expense ...............................            --              --              --             761           3,773
       Interest in cost of sales ...............        22,356          30,187          34,184          28,361          25,995
       Other fixed charges .....................         3,362           1,347             953             797           1,165
       Depreciation and amortization ...........        21,792          17,845          20,228          15,050          12,067
       Non-cash charges
           Homebuilding asset impairment
              charges ..........................         4,200           2,242           5,300           5,850           9,191
           Other ...............................            --              --              --              --             533
                                                   -----------     -----------     -----------     -----------     -----------
   Total EBITDA, As Adjusted ...................   $   254,911     $   200,074     $   144,517     $    90,146     $    85,478
                                                   ===========     ===========     ===========     ===========     ===========
   Interest incurred ...........................   $    24,367     $    21,261     $    22,525     $    26,368     $    30,296
EBITDA, AS ADJUSTED/INTEREST INCURRED ..........          10.5             9.4             6.4             3.4             2.8

----------

(1) Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; (c) corporate general and administrative expense; and (d) corporate and homebuilding interest expense.

(2) Stockholders' equity per share, basic and diluted net income per share and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of the 10% stock dividend to be distributed on February 16, 2001.

(3) Includes the effects of extraordinary after-tax losses on the early extinguishment of debt resulting principally from (a) in 1998, the refinancing of MDC's 11 1/8% senior notes due 2003 (the "Old Senior Notes"); (b) in 1997, the repurchase of $38,000,000 principal amount of the Old Senior Notes; and (c) in 1996, certain other debt extinguishments.

(4)  Excludes mortgage lending debt from the calculation.

(5) Pro-forma assuming conversion of the 8 3/4% convertible subordinated notes for 1997 and 1996.

(6)  At the end of each period.

(7) "EBITDA, as adjusted" has been computed in accordance with the definition of "Consolidated EBITDA" set forth under the New Senior Notes indenture. Under this definition, EBITDA, as adjusted, is calculated by adding to net income the provision for income tax, depreciation, amortization, interest expense, other fixed charges and other non-cash, extraordinary charges that reduce net income, including asset impairment charges. EBITDA, as adjusted, should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA, as adjusted, in the same manner as MDC, the EBITDA, as adjusted, information presented above may not be comparable to similar presentations by others. MDC's management believes that EBITDA, as adjusted, reflects the changes in the Company's operating results, particularly changes in the Company's operating income, and is an indication of MDC's ability to generate funds from operations that are available to pay income taxes, interest and principal on debt and to meet other cash obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

CONSOLIDATED RESULTS.

         2000 Compared With 1999. Revenues for the year ended December 31, 2000 were $1,751,545,000, the highest in the Company's history and a 12% increase over 1999. The increase primarily resulted from a 4% increase in the number of home closings and a $15,900 increase in the average selling price per home closed.

         Income before income taxes increased 37% to $203,201,000 in 2000. The increase was due to a 40% increase in homebuilding segment operating profit and an 8% increase in financial services segment operating profit. The homebuilding segment increase principally was a result of the home closing and average selling price increases described above and an increase of 300 basis points in Home Gross Margins. The financial services segment increase primarily was due to a 12% increase in loan origination fees.

         Throughout 2000, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. The Company's strong 2000 operating results, partially offset by its repurchase of 1,931,800 shares of its common stock for $30,828,000 during the year, increased stockholders' equity by 24% to $482,230,000, or $20.69 per outstanding share (restated for the 10% stock dividend), at December 31, 2000. These factors contributed to a reduction in the Company's corporate and homebuilding debt-to-capital ratio to .35 and its corporate and homebuilding debt-to-EBITDA, as adjusted, ratio to 1.04 at December 31, 2000, the lowest levels achieved in the Company's history. In addition, the Company's ratio of EBITDA, as adjusted, to interest incurred improved to 10.5 for the year ended December 31, 2000, compared with 9.4 for the same period in 1999.

         1999 Compared With 1998. Revenues for the year ended December 31, 1999 were $1,567,638,000, a 24% increase over 1998. The increase primarily resulted from a 15% increase in the number of home closings and a $17,700 increase in the average selling price per home closed.

         Income before income taxes and extraordinary item increased 77% to $148,453,000 in 1999. The increase primarily was due to an 87% increase in homebuilding segment operating profit, partially offset by a 17% decrease in financial services segment operating profit. The homebuilding segment increase principally was a result of the home closing and average selling price increases described above and an increase of 240 basis points in Home Gross Margins. The financial services segment operating profit decreased in 1999 due to a $4,450,000 gain recognized in 1998 resulting from the receipt of the final payment for the September 1996 sale of the Company's asset management business. Operating profit from the Company's mortgage lending operations increased 18% in 1999 primarily due to a 28% increase in loan origination fees.

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of MDC's 11 1/8% senior notes due 2003 (the "Old Senior Notes").

HOMEBUILDING SEGMENT.

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                           YEAR ENDED DECEMBER 31,
                                                    --------------------------------------
                                                       2000          1999          1998
                                                    ----------    ----------    ----------
Home Sales Revenues .............................   $1,701,108    $1,526,519    $1,218,659
Operating Profits ...............................   $  227,319    $  162,258    $   86,764
Average Selling Price Per Home Closed ...........   $    227.3    $    211.4    $    193.7
Home Gross Margins ..............................         22.3%         19.3%         16.9%
     Excluding Interest in Home Cost of Sales ...         23.6%         21.2%         19.5%

Orders For Homes, Net (Units)
     Colorado ...................................        2,607         2,755         2,742
     California .................................        1,614         1,396         1,042
     Arizona ....................................        1,849         1,455         1,829
     Nevada .....................................          739           552           540
     Virginia ...................................          765           738           710
     Maryland ...................................          261           336           328
                                                    ----------    ----------    ----------
       Total ....................................        7,835         7,232         7,191
                                                    ==========    ==========    ==========

Homes Closed (Units)
     Colorado ...................................        2,848         2,484         2,267
     California .................................        1,363         1,465           986
     Arizona ....................................        1,554         1,699         1,526
     Nevada .....................................          678           561           489
     Virginia ...................................          727           702           667
     Maryland ...................................          314           310           358
                                                    ----------    ----------    ----------
       Total ....................................        7,484         7,221         6,293
                                                    ==========    ==========    ==========

                                                                  DECEMBER 31,
                                                    ---------------------------------------
                                                        2000          1999          1998
                                                    -----------   -----------   -----------
Backlog (Units)
     Colorado ...................................         1,385         1,626         1,355
     California .................................           508           257           326
     Arizona ....................................           747           452           696
     Nevada .....................................           198           137           146
     Virginia ...................................           328           290           254
     Maryland ...................................           126           179           153
                                                    -----------   -----------   -----------
       Total ....................................         3,292         2,941         2,930
                                                    ===========   ===========   ===========
       Estimated Sales Value ....................   $   775,000   $   600,000   $   580,000
                                                    ===========   ===========   ===========
Active Subdivisions
     Colorado ...................................            48            50            45
     California .................................            29            24            21
     Arizona ....................................            27            20            24
     Nevada .....................................            10            12             9
     Virginia ...................................            12            16            20
     Maryland ...................................             7             9            11
                                                    -----------   -----------   -----------
       Total ....................................           133           131           130
                                                    ===========   ===========   ===========

     HOMEBUILDING ACTIVITIES - 2000 COMPARED WITH 1999.

         Home Sales Revenues and Homes Closed. Home sales revenues in 2000 were the highest in the Company's history and represented an 11% increase compared with home sales revenues in 1999. The increase resulted from an increase in both the number of home closings and average selling price per home closed, as further discussed below.

         Home closings were higher in all of the Company's markets except Southern California and Phoenix in 2000, compared with 1999. Home closings particularly were strong in Northern California, Nevada and Colorado, which increased 29%, 21% and 15%, respectively, primarily as a result of the strong demand for new homes in these markets. The decrease in home closings in Southern California and Phoenix primarily was due to fewer active subdivisions in each of these markets during the latter half of 1999 and the first quarter of 2000. Active subdivisions subsequently have increased to 20 and 21, respectively, in Southern California and Phoenix at December 31, 2000, compared with 14 and 11, respectively, at June 30, 1999.

         Average Selling Price Per Home Closed. The average selling price per home closed increased $15,900 in 2000, compared with 1999, as each of the Company's markets, except Phoenix, realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in Northern California and Southern California, where average selling prices exceeded $300,000; and (3) increased sales volume per home from the Company's established design centers in Colorado, Virginia, Southern California and Las Vegas, and from its new design center in Northern California. Average selling prices were lower in Phoenix due to the division's increased emphasis on more affordable homes.

         Home Gross Margins. Home Gross Margins were 22.3% for the year ended December 31, 2000, representing an increase of 300 basis points compared with 1999. The increase largely was due to (1) selling price increases and reduced incentives offered to home buyers due to the continued strong demand in most of the Company's markets; (2) increased sales of higher-margin products through the Company's design centers; (3) reduced interest in home cost of sales (as discussed below); (4) increased rebates collected from suppliers through the Company's national purchasing programs; (5) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix, Southern California and Colorado; (6) in Maryland, fewer under-performing subdivisions in 2000 and management's continued efforts to improve profitability; and (7) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Interest in Home Cost of Sales. Interest in home cost of sales as a percent of home sales revenues decreased to 1.3% in 2000, compared with 1.9% and 2.6%, respectively, for the same periods in 1999 and 1998. These reductions primarily resulted from lower average levels of capitalized interest in homebuilding inventories during 2000, compared with 1999 and 1998. Interest capitalized as a percentage of homebuilding inventories continued to decrease to 2.3% at December 31, 2000 from 2.7% at December 31, 1999 and 5.2% at December 31, 1998. This decrease primarily is due to (1) the close-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland; and (2) the financing of a greater portion of the Company's expanded homebuilding operations with cash from current operations.

         Orders for Homes and Backlog. Orders for homes increased to 7,835 in 2000, the highest number of annual orders in the Company's history. Home orders in 2000 particularly were strong in (1) Northern California and Nevada (increases of 42% and 34%, respectively), primarily as a result of the strong demand for new homes in these markets; and (2) Phoenix (an increase of 42%), where the average number of active subdivisions increased to 18 in 2000, compared with 12 in 1999. Home orders were lower in 2000, compared with 1999, in Colorado and Maryland, primarily as a result of fewer active subdivisions in each of these markets.

         The Company ended 2000 with a record Backlog of 3,292 homes with an estimated sales value of $775,000,000, compared with the Backlog of 2,941 homes with an estimated sales value of $600,000,000 at December 31, 1999. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its December 31, 2000 Backlog to close under existing sales contracts during the first nine months of 2001. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         Other Revenues. Other revenues during the year ended December 31, 2000 included net pre-tax gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $8,629,000, compared with gains of $787,000 for the year ended December 31, 1999.

         Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totalled $94,412,000 in 2000, compared with $80,545,000 in 1999. The increase in 2000 primarily was volume related, resulting from higher sales commissions, product advertising and model home costs incurred in connection with the Company's increased homebuilding activities.

         General and Administrative. General and administrative expenses totalled $69,150,000 in 2000, compared with $54,829,000 in 1999. The increase primarily was due to increased compensation costs resulting from MDC's higher profitability and expanded operations in certain of the Company's markets, most notably Colorado, Southern California and Northern California.

     HOMEBUILDING ACTIVITIES - 1999 COMPARED WITH 1998.

         Home Sales Revenues and Homes Closed. Home sales revenues in 1999 were 25% higher than home sales revenues in 1998. The increase resulted from an increase in both the number of home closings and average selling price per home closed, as further discussed below.

         Home closings were higher in all of the Company's markets except Maryland in 1999, compared with 1998. Home closings particularly were strong in
(1) Southern California, Phoenix and Colorado, which increased 22%, 13% and 10%, respectively, as a result of the strong demand for new homes in these markets; and (2) Northern California, where the Company opened six new active subdivisions in 1999 in the San Francisco Bay area. In Maryland, home closings decreased in 1999, primarily due to a decrease in the number of active subdivisions to nine at the end of 1999, compared with 11 at the end of 1998.

         Average Selling Price Per Home Closed. The average selling price per home closed increased to $211,400 in 1999, compared with $193,700 in 1998. Each of the Company's markets realized higher average selling prices in 1999, compared with 1998. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in Southern and Northern California, where average selling prices approached $300,000; (3) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; and (4) increased sales volume per home from the Company's design centers in Colorado, Phoenix, Southern California, Las Vegas and Virginia.

         Home Gross Margins. Home Gross Margins were 19.3% for the year ended December 31, 1999, representing an increase of 240 basis points compared with 1998. The increase was due to (1) in Colorado and Phoenix, selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in these markets; (2) in Maryland, fewer under-performing subdivisions in 1999 and management's continued efforts to improve profitability; (3) a reduction in previous estimates of costs to complete land development and homes in certain projects in Phoenix; (4) reduced interest included in home cost of sales, as discussed below; (5) increases in sales of higher-margin products through the Company's design centers; (6) a higher proportion of presold homes closed, which generally have higher Home Gross Margins than closings of spec homes; (7) home order cancellations which were re-sold at higher average selling prices; and (8) initiatives implemented in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. These increases in Home Gross Margins were partially offset by increases in the cost of (1) land; (2) lumber, insulation, concrete and other raw materials; (3) subcontract labor; and (4) incurred and estimated future land development costs with respect to certain projects in Southern California.

         Interest in Home Cost of Sales. Interest in home cost of sales as a percent of home sales revenues in 1999 decreased to 1.9%, compared with 2.6% and 3.0%, respectively, for the same periods in 1998 and 1997. These reductions primarily resulted from lower levels of capitalized interest in homebuilding inventories during 1999, compared with 1998 and 1997. Notwithstanding increases in the Company's homebuilding inventories, interest capitalized in homebuilding inventories at December 31, 1999 decreased to $17,406,000, compared with $26,332,000 at December 31, 1998 and $37,991,000 at December 31, 1997. These
reductions in interest capitalized in homebuilding inventories primarily were due to (1) lower levels of interest incurred resulting from lower effective interest rates on the Company's lines of credit and lower levels of homebuilding and corporate debt; and (2) the build-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland.

         Orders for Homes and Backlog. Orders for homes increased to 7,232 in 1999, compared with 7,191 in 1998. Home orders in 1999 particularly were strong in (1) Southern California, as a result of the strong demand for new homes; and
(2) Northern California, where the Company added six new active subdivisions in 1999 in the San Francisco Bay area. In Phoenix, high levels of home orders in 1998 accelerated the close-out of certain projects which, compounded by delays in land development, caused a temporary decline in the number of active subdivisions and a corresponding decrease in home orders in 1999 in this market.

         The Company ended 1999 with a Backlog of 2,941 homes with an estimated sales value of $600,000,000, compared with a Backlog of 2,930 homes with an estimated sales value of $580,000,000 at December 31, 1998.

         Marketing. Marketing expenses totalled $80,545,000 in 1999, compared with $74,463,000 in 1998. The increase in 1999 primarily was volume related, resulting from higher (1) sales commissions; (2) marketing-related salaries and benefits; and (3) product advertising and other costs incurred in connection with the Company's increased homebuilding activities.

         General and Administrative. General and administrative expenses totalled $54,829,000 in 1999, compared with $45,905,000 in 1998. The increase primarily was due to increased compensation costs resulting from MDC's higher profitability and increased homebuilding activity.

     LAND SALES.

         Revenue from land sales totalled $6,641,000, $8,114,000 and $13,964,000, respectively, in 2000, 1999 and 1998. The land sales primarily were in Colorado in 2000 and 1999, and Colorado and Virginia in 1998. Gross profits from these sales were $2,348,000, $2,347,000 and $4,264,000, respectively, for the years 2000, 1999 and 1998.

     ASSET IMPAIRMENT CHARGES.

         Homebuilding operating results were reduced by asset impairment charges totalling $4,200,000, $2,242,000 and $5,300,000 in 2000, 1999 and 1998,
respectively. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                    YEAR ENDED DECEMBER 31,
                                                   ------------------------
                                                    2000     1999     1998
                                                   ------   ------   ------
Completed homes and homes under construction ...   $   --   $   --   $  888
Land under development and other ...............    4,200    2,242    4,412
                                                   ------   ------   ------
      Total ....................................   $4,200   $2,242   $5,300
                                                   ======   ======   ======

         The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California which experienced a much slower than anticipated home order pace and significantly increased sales incentive requirements. The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern California which experienced higher than anticipated development costs, a slower home order pace and increased sales incentive requirements. The 1998 asset impairment charge related to homebuilding assets primarily in Maryland and principally were the result of (1) the recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (2) the write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins; and (3) the write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low margin projects or projects which the Company terminated. See Note A to the Company's Consolidated Financial Statements.

FINANCIAL SERVICES SEGMENT.

     MORTGAGE LENDING OPERATIONS.

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Loan Origination Fees .................................   $ 13,951    $ 12,459    $  9,738
Gains on Sales of Mortgage Servicing, net .............   $  3,162    $  3,114    $  2,512
Gains on Sales of Mortgage Loans, net .................   $  8,951    $  8,456    $  8,575

Operating Profits .....................................   $ 14,282    $ 13,169    $ 11,198

Principal Amount of Loan Originations and Purchases
     MDC home buyers ..................................   $880,692    $833,055    $701,679
     Spot .............................................     14,942      39,049      54,147
     Correspondent ....................................         --      12,074     157,107
                                                          --------    --------    --------
         Total ........................................   $895,634    $884,178    $912,933
                                                          ========    ========    ========
Principal Amount of Loans Brokered
     MDC home buyers ..................................   $244,141    $198,965    $ 88,950
     Spot .............................................      7,756       3,285       1,927
                                                          --------    --------    --------
         Total ........................................   $251,897    $202,250    $ 90,877
                                                          ========    ========    ========

 Capture Rate .........................................         65%         68%         70%
                                                          ========    ========    ========
     Including Brokered Loans .........................         81%         81%         78%
                                                          ========    ========    ========

         HomeAmerican's operating profits increased 8% in 2000, compared with 1999, primarily as a result of higher origination fees received from record levels of mortgage loans originated for MDC home buyers, and increased gains on sales of mortgage loans. Operating profits increased 18% in 1999, compared with 1998, primarily due to higher mortgage origination volume. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage lending activity in both 2000 and 1999.

         Most of HomeAmerican's mortgage loans are originated for MDC home buyers. Additionally, HomeAmerican brokers mortgage loans originated by outside lending institutions for MDC home buyers. The portion of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") was 65% for the year ended December 31, 2000, compared with 68% for the same period in 1999 and 70% in 1998. Mortgage loans brokered by HomeAmerican as a percentage of total MDC home closings increased to 16% for the year ended December 31, 2000, compared with 13% for 1999 and 8% in 1998, primarily due to an increase in the number of MDC home buyers with non-agency qualified credit. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate above. If the Capture Rate was computed to include brokered loans, the Capture Rate would have been 81% for the year ended December 31, 2000, compared with 81% for the same period in 1999 and 78% in 1998.

OTHER OPERATING RESULTS.

         Interest Expense. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense, and totalled zero for 2000, 1999 and 1998. Corporate and homebuilding interest incurred increased to $24,367,000 in 2000, compared with $21,261,000 in 1999 and $22,525,000 in 1998, primarily due to higher levels of homebuilding and corporate debt resulting from the Company's expanded homebuilding activities.

         For a reconciliation of interest incurred, capitalized and expensed, see Note I to the Company's Consolidated Financial Statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totalled $39,461,000 for 2000, compared with $29,589,000 and $19,728,000, respectively, for 1999 and 1998. The increase in 2000, compared with 1999, primarily was due to (1) greater compensation-related costs in 2000 as a result of the Company's higher profitability and increased homebuilding activities; and (2) a $2,000,000 contribution to the MDC Holdings Foundation (see Note R to the Company's Consolidated Financial Statements). The increase in 1999, compared with 1998, primarily was due to (1) greater compensation expense in 1999 related to the Company's higher profitability and increased homebuilding activities; (2) the recognition in 1998 of a credit to health insurance expense related to a reduction in incurred but not reported liabilities of the employee medical plan sponsored by the Company; and (3) approximately $2,000,000 in increased expenses primarily attributable to the development of new processes, controls and computer systems related to the Company's "best practices" endeavors.

         Income Taxes. MDC's overall effective income tax rates of 39.3%, 39.8% and 38.5%, respectively, for 2000, 1999, and 1998, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. In addition, in 2000, the effective rate increased due to net pre-tax investment gains of $8,629,000 realized on sales of certain investments by the Company's captive insurance subsidiary, that are subject to taxation at both the subsidiary and Company levels, resulting in taxes at an effective rate of 64%. These increased income taxes in 2000 partially were offset by an income tax benefit resulting from the Company resolving, in 2000, the Internal Revenue Service income tax examinations for the years 1991 through 1997.

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

CAPITAL RESOURCES.

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "New Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit market occur as a result of the various risk factors described elsewhere in this report. See "FORWARD-LOOKING STATEMENTS" below.

LINES OF CREDIT AND NOTES PAYABLE.

         Homebuilding. In October 1999, the terms of the Company's Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased to $350,000,000 in April 2000, to $375,000,000 in July 2000, and to $413,000,000 in October 2000
with the additional participation of two of the Company's existing banks and three additional lenders. There is no assurance that existing or additional lenders will agree to provide additional commitments. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At December 31, 2000, $90,000,000 was borrowed and $5,569,000 in letters of credit were outstanding under this line of credit. At December 31, 2000 and 1999, the weighted-average interest rates on the line of credit were 7.9% and 7.8%, respectively.

         Mortgage Lending. To provide funds to originate mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its Mortgage Line. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 2000, 1999 and 1998, HomeAmerican sold $874,383,000, $877,362,000 and $892,040,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         In December 1999, the Company modified the terms of its Mortgage Line, increasing the available borrowings from $51,000,000 to $75,000,000. The Company modified the terms of the Mortgage Line to increase available borrowing from $75,000,000 to $100,000,000 in September 2000 and from $100,000,000 to
$125,000,000
in December 2000. In February 2001, the Company decreased available borrowings from $125,000,000 to $100,000,000. Available borrowings under this line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2000, $74,459,000 was borrowed and an additional $15,926,000 was collateralized and available to be borrowed. The line of credit is cancellable upon 90 days' notice. At December 31, 2000 and 1999, the interest rates on the line of credit were 7.7% and 7.0%, respectively.

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

         As of December 31, 2000, the maximum amount of additional homebuilding and corporate indebtedness that MDC could have incurred under the most restrictive of the debt limitations described above was approximately $728,000,000.

MDC COMMON STOCK REPURCHASE PROGRAMS.

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. At December 31, 2000 and 1999, the Company held 7,426,000 shares and 5,850,000 shares of treasury stock, respectively, with average purchase prices of $9.09 and $6.70, respectively.

CONSOLIDATED CASH FLOW.

         During 2000, the Company used $66,617,000 in cash from its operating and investing activities. The Company also used $36,048,000 in cash to repurchase its common stock and pay dividends. This cash was provided by reducing its available cash on hand by $24,815,000 and increasing borrowings from the lines of credit by $74,225,000. The Company used $5,723,000 in cash from its operating and investing activities and increased its available cash on hand by $28,851,000 during 1999. This cash was provided primarily by increased borrowings from the lines of credit of $40,029,000, partially offset by dividend payments and principal payments on notes payable.

         Operating activities used cash of $63,457,000 in 2000 and $3,845,000 in 1999, compared with cash generated of $800,000 in 1998. The 2000 cash decrease from 1999 and 1999 cash decrease from 1998 primarily were due to increases in homebuilding and mortgage loan inventories in conjunction with the Company's expanded homebuilding operations, partially offset by increases in income before income taxes and extraordinary item.

         Investing activities used cash of $3,160,000 in 2000 and $1,878,000 in 1999, compared with cash generated of $15,081,000 in 1998. Cash generated in 1998 was higher than 2000 and 1999 primarily due to the $13,250,000 net proceeds received from the sale of the Company's headquarters office building in 1998.

         Financing activities generated cash of $41,802,000 in 2000 and $34,574,000 in 1999, compared with cash used of $17,480,000 in 1998. The increase in cash generated in 2000, compared with 1999, primarily was due to increased borrowings on the homebuilding and mortgage lending lines of credit, partially offset by $30,828,000 used to repurchase 1,931,800 shares of MDC common stock. The increase in cash generated in 1999, compared with 1998, primarily was due to increased borrowings on the homebuilding and mortgage lending lines of credit.

         Included in 1998 cash flows from financing activities is the impact of the Company's sale of $175,000,000 principal amount of New Senior Notes. The Company used the net proceeds from this sale to repurchase $61,181,000 principal amount of Old Senior Notes, to defease the remaining $90,819,000 principal amount of Old Senior Notes outstanding and for general corporate purposes. A premium of $17,592,000 was paid on the repurchase and defeasance.

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

         In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the 2000 financial position or results of operations and the Company anticipates that the additional provisions of SFAS 140 effective in the second quarter of 2001 will not have a material effect on its financial position or results of operations. See "FORWARD-LOOKING STATEMENTS" below.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

                                      OTHER

FORWARD-LOOKING STATEMENTS.

         Certain statements in this Form 10-K Annual Report, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We have identified the forward-looking statements in this Form 10-K by cross referencing this section at the end of the paragraph in which the forward-looking statement is located. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) the availability of public utilities in certain markets; (10) slow growth initiatives; (11) building moratoria; (12) governmental regulation, including the interpretation of tax, labor and environmental laws; (13) changes in consumer confidence and preferences; (14) required accounting changes; and (15) other factors over which the Company has little or no control.

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

         HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge interest rate risk on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited.

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

         As of December 31, 2000, short-term debt was $74,459,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2000 are as follows (in thousands).

                                                        MATURITIES THROUGH DECEMBER 31,
                                       -----------------------------------------------------------------              ESTIMATED
                                         2001       2002       2003       2004        2005    THEREAFTER    TOTAL     FAIR VALUE
                                       --------   --------   --------   --------    --------  ----------   --------   ----------
Fixed Rate Debt ....................   $     --   $     --   $     --   $     --    $     --   $175,000    $175,000    $158,813
   Average Interest Rate (units) ...         --         --         --         --          --       8.38%       8.38%
Variable Rate Debt .................   $     --   $     --   $     --   $ 90,000    $     --   $     --    $ 90,000    $ 90,000
   Average Interest Rate ...........         --         --         --       7.90%         --         --        7.90%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                              M.D.C. HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    PAGE
                                                                                                    ----
Consolidated Financial Statements
   Report of Independent Auditors as of December 31, 2000 and the Year then Ended................    F-2
   Report of Independent Accountants as of December 31, 1999 and for each of the Two Years in
     the Period Ended December 31, 1999..........................................................    F-3
   Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999.....................    F-4
   Consolidated Statements of Income and Other Comprehensive Income for each of the Three Years
     in the Period Ended December 31, 2000.......................................................    F-6
   Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period
     Ended December 31, 2000.....................................................................    F-7
   Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
     December 31, 2000...........................................................................    F-8
   Notes to Consolidated Financial Statements....................................................    F-9

                         REPORT OF INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         We have audited the accompanying consolidated balance sheet of M.D.C. Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                         /s/ Ernst & Young LLP

Denver, Colorado
January 15, 2001, except for Note S,
 as to which the date is January 22, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of M.D.C. Holdings, Inc. and its subsidiaries (the "Company") at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Denver, Colorado
January 17, 2000, except for Note S,
 as to which the date is January 22, 2001

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              DECEMBER 31,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
ASSETS
Corporate
   Cash and cash equivalents .....................     $    8,411     $   33,637
   Property and equipment, net ...................          3,069          2,909
   Deferred income taxes .........................         31,821         21,201
   Deferred debt issue costs, net ................          2,180          2,393
   Other assets, net .............................          8,039          6,771
                                                       ----------     ----------
                                                           53,520         66,911
                                                       ----------     ----------

Homebuilding
   Cash and cash equivalents .....................          5,265          4,935
   Home sales and other accounts receivable ......          4,713          3,496
   Inventories, net
     Housing completed or under construction .....        443,512        337,029
     Land and land under development .............        388,711        308,680
   Prepaid expenses and other assets, net ........         51,631         58,156
                                                       ----------     ----------
                                                          893,832        712,296
                                                       ----------     ----------


Financial Services
   Cash and cash equivalents .....................            439            358
   Mortgage loans held in inventory ..............        107,151         89,953
   Other assets, net .............................          6,656          7,490
                                                       ----------     ----------
                                                          114,246         97,801
                                                       ----------     ----------

         Total Assets ............................     $1,061,598     $  877,008
                                                       ==========     ==========


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             -----------    -----------
LIABILITIES
Corporate
   Accounts payable and accrued expenses .................................   $    50,843    $    46,721
   Income taxes payable ..................................................         9,558         18,291
   Senior notes, net .....................................................       174,444        174,389
                                                                             -----------    -----------
                                                                                 234,845        239,401
                                                                             -----------    -----------
Homebuilding
   Accounts payable and accrued expenses .................................       164,660        152,488
   Line of credit ........................................................        90,000         40,000
                                                                             -----------    -----------
                                                                                 254,660        192,488
                                                                             -----------    -----------

Financial Services
   Accounts payable and accrued expenses .................................        15,404          5,862
   Line of credit ........................................................        74,459         50,234
                                                                             -----------    -----------
                                                                                  89,863         56,096
                                                                             -----------    -----------

         Total Liabilities ...............................................       579,368        487,985
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTES N AND P) ............................            --             --
                                                                             -----------    -----------

STOCKHOLDERS' EQUITY (NOTES G AND S)
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued ..............................................................            --             --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     30,755,000 and 28,166,000 shares issued, respectively, at
     December 31, 2000 and 1999 ..........................................           308            282
   Additional paid-in capital ............................................       266,337        179,094
   Retained earnings .....................................................       282,893        245,235
   Accumulated other comprehensive income ................................           167          3,623
                                                                             -----------    -----------
                                                                                 549,705        428,234
   Less treasury stock, at cost, 7,426,000 and 5,850,000 shares,
     respectively, at December 31, 2000 and 1999 .........................       (67,475)       (39,211)
                                                                             -----------    -----------
         Total Stockholders' Equity ......................................       482,230        389,023
                                                                             -----------    -----------

         Total Liabilities and Stockholders' Equity ......................   $ 1,061,598    $   877,008
                                                                             ===========    ===========


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                       2000           1999           1998
                                                                    -----------    -----------    -----------
REVENUES
   Homebuilding .................................................   $ 1,721,559    $ 1,537,563    $ 1,234,272
   Financial Services ...........................................        28,925         27,460         27,909
   Corporate ....................................................         1,061          2,615          1,028
                                                                    -----------    -----------    -----------
         Total Revenues .........................................     1,751,545      1,567,638      1,263,209
                                                                    -----------    -----------    -----------
COSTS AND EXPENSES
   Homebuilding .................................................     1,494,240      1,375,305      1,147,508
   Financial Services ...........................................        14,643         14,291         12,121
   Corporate general and administrative .........................        39,461         29,589         19,728
                                                                    -----------    -----------    -----------
         Total Costs and Expenses ...............................     1,548,344      1,419,185      1,179,357
                                                                    -----------    -----------    -----------
Income before income taxes and extraordinary item ...............       203,201        148,453         83,852
Provision for income taxes ......................................       (79,898)       (59,061)       (32,284)
                                                                    -----------    -----------    -----------
Income before extraordinary item ................................       123,303         89,392         51,568
Extraordinary loss from early extinguishment of debt, net of
   income tax benefit of $9,587 .................................            --             --        (15,314)
                                                                    -----------    -----------    -----------
NET INCOME ......................................................       123,303         89,392         36,254
                                                                    -----------    -----------    -----------
Unrealized holding (losses) gains on securities arising
   during the year ..............................................          (338)         2,123          1,593
Less reclassification adjustment for gains (losses) included
   in net income ................................................         3,118            285            (54)
                                                                    -----------    -----------    -----------
Net (loss) gain recognized in other comprehensive income, net of a deferred income tax (benefit) provision of ($6,090)
   for 2000, $5,204 for 1999 and $1,080 for 1998 ................        (3,456)         1,838          1,647
                                                                    -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME ......................................   $   119,847    $    91,230    $    37,901
                                                                    ===========    ===========    ===========

EARNINGS PER SHARE (NOTES M AND S)
  Basic .........................................................   $      5.22    $      3.65    $      1.79
                                                                    ===========    ===========    ===========
  Diluted .......................................................   $      5.11    $      3.59    $      1.49
                                                                    ===========    ===========    ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING
  Basic .........................................................        23,613         24,472         20,296
                                                                    ===========    ===========    ===========
  Diluted .......................................................        24,142         24,922         24,867
                                                                    ===========    ===========    ===========

DIVIDENDS PAID PER SHARE ........................................   $       .24    $       .20    $       .15
                                                                    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                ACCUMULATED
                                                        ADDITIONAL                 OTHER
                                             COMMON      PAID-IN     RETAINED   COMPREHENSIVE  TREASURY
                                              STOCK      CAPITAL     EARNINGS   INCOME (LOSS)    STOCK        TOTAL
                                            ---------   ----------   ---------  -------------  ---------    ---------
BALANCES-JANUARY 1, 1998 ................   $     237   $ 142,429    $ 126,356    $     138    $ (39,567)   $ 229,593

   Shares issued ........................          42      30,267          456           --          183       30,948
   Net gain recognized in other
     comprehensive income ...............          --          --           --        1,647           --        1,647
   Tax benefit of non-qualified stock
     options exercised ..................          --       2,484           --           --           --        2,484
   Notes receivable for stock
     purchases, net of repayments .......          --         (20)          --           --           --          (20)
   Cash dividends paid ..................          --          --       (2,775)          --           --       (2,775)
   Net income ...........................          --          --       36,254           --           --       36,254
                                            ---------   ---------    ---------    ---------    ---------    ---------

BALANCES-DECEMBER 31, 1998 ..............         279     175,160      160,291        1,785      (39,384)     298,131

   Shares issued ........................           3       3,399           --           --          173        3,575
   Net gain recognized in other
     comprehensive income ...............          --          --           --        1,838           --        1,838
   Tax benefit of non-qualified stock
     options exercised ..................          --         695           --           --           --          695
   Notes receivable for stock
     purchases, net of repayments .......          --        (160)          --           --           --         (160)
   Cash dividends paid ..................          --          --       (4,448)          --           --       (4,448)
   Net income ...........................          --          --       89,392           --           --       89,392
                                            ---------   ---------    ---------    ---------    ---------    ---------

BALANCES-DECEMBER 31, 1999 ..............         282     179,094      245,235        3,623      (39,211)     389,023

   Shares issued ........................           4       5,823           --           --        2,036        7,863
   Net loss recognized in other
     comprehensive income ...............          --          --           --       (3,456)          --       (3,456)
   Tax benefit of non-qualified stock
     options exercised ..................          --       1,439           --           --           --        1,439
   Notes receivable for stock
     purchases, net of repayments .......          --      (1,794)          --           --           --       (1,794)
   Contribution of common stock .........          --       1,372           --           --          528        1,900
   Stock repurchases ....................          --          --           --           --      (30,828)     (30,828)
   Cash dividends paid ..................          --          --       (5,220)          --           --       (5,220)
   10% stock dividend (Note S) ..........          22      80,403      (80,425)          --           --           --
   Net income ...........................          --          --      123,303           --           --      123,303
                                            ---------   ---------    ---------    ---------    ---------    ---------

BALANCES-DECEMBER 31, 2000 ..............   $     308   $ 266,337    $ 282,893    $     167    $ (67,475)   $ 482,230
                                            =========   =========    =========    =========    =========    =========


                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2000           1999           1998
                                                            -----------    -----------    -----------
OPERATING ACTIVITIES
Net income ..............................................   $   123,303    $    89,392    $    36,254
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Loss from the early extinguishment of debt .........            --             --         24,901
     Depreciation and amortization ......................        21,792         17,845         20,228
     Homebuilding asset impairment charges ..............         4,200          2,242          5,300
     Deferred income taxes ..............................       (10,620)        (3,252)        (5,673)
     Gains on sales of mortgage related assets ..........            --             --         (4,509)
     Net changes in operating assets and liabilities
        Home sales and other accounts receivable ........        (1,217)         9,275         (5,212)
        Homebuilding inventories ........................      (190,714)      (135,678)       (76,454)
        Prepaid expenses and other assets ...............       (11,330)        (5,263)       (18,981)
        Mortgage loans held in inventory ................       (17,198)        (5,405)       (19,292)
        Accounts payable and accrued expenses ...........        20,775         27,950         45,666
     Other, net .........................................        (2,448)          (951)        (1,428)
                                                            -----------    -----------    -----------
Net cash (used in) provided by operating activities .....       (63,457)        (3,845)           800
                                                            -----------    -----------    -----------

INVESTING ACTIVITIES
Net proceeds from sale of office building ...............            --             --         13,250
Net purchase of property and equipment ..................        (3,160)        (3,642)        (6,083)
Proceeds from the sale of FAMC ..........................            --             --          4,450
Changes in investments and marketable securities ........            --          1,764          3,272
Other, net ..............................................            --             --            192
                                                            -----------    -----------    -----------
Net cash (used in) provided by investing activities .....        (3,160)        (1,878)        15,081
                                                            -----------    -----------    -----------

FINANCING ACTIVITIES
Lines of credit
     Advances ............................................    1,721,125      1,429,600      1,267,540
     Principal payments ..................................   (1,646,900)    (1,389,571)    (1,265,083)
Notes payable
     Borrowings ..........................................           --             --            866
     Principal payments ..................................           --         (1,898)       (13,108)
Senior notes
     Proceeds from issuance ..............................           --             --        171,541
     Repurchase and defeasance ...........................           --             --       (152,000)
     Premium on repurchase and defeasance ................           --             --        (17,592)
Repayment of subordinated notes ..........................           --             --        (10,230)
Dividend payments ........................................       (5,220)        (4,448)        (2,775)
Stock repurchases ........................................      (30,828)            --             --
Proceeds from exercise of stock options ..................        3,625            891          3,361
                                                            -----------    -----------    -----------
Net cash provided by (used in) financing activities ......       41,802         34,574        (17,480)
                                                            -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents .....      (24,815)        28,851         (1,599)
Cash and cash equivalents
     Beginning of year ...................................       38,930         10,079         11,678
                                                            -----------    -----------    -----------
     End of year .........................................  $    14,115    $    38,930    $    10,079
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

         Prepaid Expenses and Other Assets, Net - Homebuilding prepaid expenses and other assets include qualified settlement fund ("QSF") assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. The QSF assets are recorded on the Consolidated Balance Sheet at fair value, which is based on quoted prices, with the related unrealized gain included in accumulated other comprehensive income.

         The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

                                                                DECEMBER 31,
                                                           ---------------------
                                                             2000          1999
                                                           -------       -------
QSF assets .........................................       $11,573       $26,625
Land option deposits ...............................        10,838         8,673
Deferred marketing costs ...........................        14,863        10,320
Prepaid tap and system development fees ............         4,637         3,472
Other ..............................................         9,720         9,066
                                                           -------       -------
      Total ........................................       $51,631       $58,156
                                                           =======       =======

         Deferred Marketing Costs - Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to selling, general and administrative expenses as the homes in the related subdivision are closed. All other marketing costs are expensed as incurred.

         Revenue Recognition - Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

         Warranty Costs - The Company's homes are sold with limited warranties issued by an unaffiliated warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. Warranty reserves are included in Homebuilding - Accounts payable and accrued expenses and totalled $38,200,000 and $37,500,000, respectively, at December 31, 2000 and 1999.

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

         Mortgage Servicing Rights - The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold.

         Mortgage servicing rights ("Servicing Rights") of $5,027,000 and $8,090,000 were capitalized during 2000 and 1999, respectively. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $5,128,000 and $7,920,000 for 2000 and 1999, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate.

         As of December 31, 2000 and 1999, the Company had unamortized Servicing Rights of $4,969,000 and $5,200,000, respectively, included in Financial Services - Other assets, net.

         GENERAL.

         Cash and Cash Equivalents - The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments with an original maturity of 90 days or less such as commercial paper, money market funds and repurchase agreements which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

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

         In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the 2000 financial position or results of operations and the Company anticipates that the additional provisions of SFAS 140 effective in the second quarter of 2001 will not have a material effect on its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

B. INFORMATION ON BUSINESS SEGMENTS

         The Company operates in two business segments - homebuilding and financial services. A summary of the Company's business segments is shown below (in thousands).

                                                  YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
HOMEBUILDING
   Home sales ...........................   $1,701,108   $1,526,519   $1,218,659
   Land sales ...........................        6,641        8,114       13,964
   Other revenues .......................       13,810        2,930        1,649
                                            ----------   ----------   ----------
                                             1,721,559    1,537,563    1,234,272
                                            ----------   ----------   ----------

   Home cost of sales ...................    1,322,185    1,231,922    1,012,140
   Land cost of sales ...................        4,293        5,767        9,700
   Asset impairment charges .............        4,200        2,242        5,300
   Marketing ............................       94,412       80,545       74,463
   General and administrative ...........       69,150       54,829       45,905
                                            ----------   ----------   ----------
                                             1,494,240    1,375,305    1,147,508
                                            ----------   ----------   ----------
       HOMEBUILDING OPERATING PROFIT ....      227,319      162,258       86,764
                                            ----------   ----------   ----------

                                                             YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2000         1999         1998
                                                        ---------    ---------    ---------
FINANCIAL SERVICES
   Mortgage Lending Revenues
       Interest .....................................       2,313        2,844        2,270
       Origination fees .............................      13,951       12,459        9,738
       Gains on sales of mortgage servicing .........       3,162        3,114        2,512
       Gains on sales of mortgage loans, net ........       8,951        8,456        8,460
       Mortgage servicing and other .................         548          587          327
   Asset Management Revenues ........................          --           --        4,602
                                                        ---------    ---------    ---------
                                                           28,925       27,460       27,909

   General and Administrative Expenses ..............      14,643       14,291       12,121
                                                        ---------    ---------    ---------

           FINANCIAL SERVICES OPERATING PROFIT ......      14,282       13,169       15,788
                                                        ---------    ---------    ---------

TOTAL OPERATING PROFIT ..............................     241,601      175,427      102,552
                                                        ---------    ---------    ---------
CORPORATE
       Interest and other revenues ..................       1,061        2,615        1,028
       General and administrative ...................     (39,461)     (29,589)     (19,728)
                                                        ---------    ---------    ---------

           NET CORPORATE EXPENSES ...................     (38,400)     (26,974)     (18,700)
                                                        ---------    ---------    ---------


INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...   $ 203,201    $ 148,453    $  83,852
                                                        =========    =========    =========

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses which are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 were not material. Identifiable segment assets are shown on the face of the Consolidated Balance Sheets.

C. MORTGAGE LOANS HELD IN INVENTORY

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

                                                           DECEMBER 31,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
First mortgage loans
   Conventional ............................        $  80,517         $  67,462
   FHA and VA ..............................           27,436            24,041
                                                    ---------         ---------
                                                      107,953            91,503
Less
   Unamortized discounts ...................             (118)             (344)
   Deferred fees ...........................             (584)             (545)
   Allowance for loan losses ...............             (100)             (661)
                                                    ---------         ---------

     Total .................................        $ 107,151         $  89,953
                                                    =========         =========

         Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 7.8% at December 31, 2000.

D. LINES OF CREDIT

         Homebuilding - In October 1999, the homebuilding line of credit (the "Homebuilding Line") was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available to $450,000,000 from $300,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased to $350,000,000 in April 2000, to $375,000,000 in July 2000, and to $413,000,000 in
October 2000 with the additional participation of two of the Company's existing banks and three additional lenders. There is no assurance that existing or additional lenders will agree to provide additional commitments. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At December 31, 2000, $90,000,000 was borrowed and $5,569,000 in letters of credit were outstanding under this line of credit. At December 31, 2000 and 1999, the weighted-average interest rates on the line of credit were 7.9% and 7.8%, respectively.

         Mortgage Lending - In December 1999, the Company modified the terms of its mortgage lending bank line of credit (the "Mortgage Line"), increasing the available borrowings from $51,000,000 to $75,000,000. The Company modified the terms of the Mortgage Line to increase available borrowing from $75,000,000 to $100,000,000 in September 2000 and from $100,000,000 to $125,000,000 in December
2000 Available borrowings under this line of credit are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2000, $74,459,000 was borrowed and an additional $15,926,000 was collateralized and available to be borrowed. The line of credit is cancellable upon 90 days' notice. At December 31, 2000 and 1999, the interest rates on the line of credit were 7.7% and 7.0%, respectively.

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

E. SENIOR NOTES

         The following table sets forth the information relating to senior notes (in thousands).

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       2000        1999
                                                                     --------    --------
Senior notes
    8 3/8% senior notes due February 2008 (effective rate 8.7%)....  $174,444    $174,389
                                                                     ========    ========

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

F. RETIREMENT PLANS

         In October 1997, the Company established a defined benefit retirement plan (the "Retirement Plan") for two executive officers of the Company under which the Company agreed to make future payments which have a projected benefit obligation of $7,930,000 at December 31, 2000. The Retirement Plan is not funded and benefits vest in either two or five years from plan inception. Unrecognized prior service cost of $2,924,000 at December 31, 2000 will be recognized over the employees' average estimated service periods. Retirement Plan expenses for the years ended December 31, 2000, 1999 and 1998 were $1,116,000, $1,059,000 and
$869,000, respectively. Included on the December 31, 2000 Consolidated Balance Sheet is an intangible asset of $2,581,000 related to unamortized prior service cost and a corresponding accrued pension liability for the same amount. Accrued benefit costs as of December 31, 2000, 1999 and 1998 were $3,247,000, $2,132,000 and $1,073,000, respectively. A summary of the changes in the projected benefit obligation during each of the three years ended December 31, 2000, is as follows (in thousands).

                                                                        YEAR ENDED DECEMBER 31,
                                                                      --------------------------
                                                                       2000      1999      1998
                                                                      ------    ------    ------
Projected benefit obligation - beginning of year ..................   $6,824    $4,881    $4,103
    Service cost ..................................................      131       245       197
    Interest cost .................................................      544       451       347
    Unrecognized loss due to change in actuarial assumptions ......      431     1,247       234
                                                                      ------    ------    ------
Projected benefit obligation - end of year ........................   $7,930    $6,824    $4,881
                                                                      ======    ======    ======

Assumptions used in the calculation of the present value of the projected benefit obligation
    Discount rate .................................................      7.5%      7.5%      8.0%
    Future annual compensation rate increase ......................      4.0%      4.0%      4.0%


         The Company sponsors a Section 401(k) defined contribution plan covering all of its eligible employees. At its discretion, the Company may make annual matching contributions. The expense recorded by the Company for its matching contributions for the years ended December 31, 2000, 1999 and 1998 was $2,300,000, $2,060,000 and $1,377,000, respectively.

G. STOCKHOLDERS' EQUITY

         Equity Incentive Plans - A summary of the Company's equity incentive plans follows.

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

         Executive Option Purchase Program - Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), the Company is authorized by the MDC Board of Directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 2000 and 1999, certain eligible executives of the Company exercised options to purchase 300,000 and 150,000 shares, respectively, of MDC common stock under the Employee Plan. Aggregate notes receivable under the Option Purchase Program of $3,574,000 and $1,780,000, respectively, at December 31, 2000 and 1999 have reduced stockholders' equity.

         Middle Management Option Purchase Program - Pursuant to the terms of the Middle Management Option Purchase Program (the "Management Program"), created on July 1, 2000, the Company is authorized by the MDC Board of Directors to lend eligible members of middle management of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Plan, subject to certain maximum amounts as set forth under the Management Program. Notes receivable under the Management Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. At December 31, 2000, there was one loan outstanding under the Management Program.

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

         A summary of the changes in stock options during each of the three years ended December 31, 2000 is as follows (in shares of MDC common stock).

                                                     2000                     1999                    1998
                                             ---------------------    ---------------------   ---------------------
                                                          WEIGHTED                 WEIGHTED                WEIGHTED
                                                          AVERAGE                  AVERAGE                 AVERAGE
                                                          EXERCISE                 EXERCISE                EXERCISE
                                               SHARES      PRICE        SHARES      PRICE       SHARES      PRICE
                                             ----------   --------    ----------   --------   ----------   --------
Options outstanding - beginning of year...     2,375,125    $ 12.92     1,805,000    $ 10.96    1,891,000    $  7.65
  10% stock dividend (Note S).............       263,915         --            --         --           --         --
  Granted.................................       845,500    $ 28.04       776,000    $ 15.73      509,000    $ 18.01
  Exercised...............................      (440,225)   $  8.16      (186,500)   $  5.63     (554,000)   $  6.10
  Cancelled...............................      (141,250)   $ 16.74       (19,375)   $ 13.07      (41,000)   $ 11.79
                                              ----------               ----------              ----------
Options outstanding - end of year.........     2,903,065    $ 16.68     2,375,125    $ 12.92    1,805,000    $ 10.96
Available for future grant................       696,763                  949,697               1,299,105
                                              ----------               ----------              ----------
Total shares reserved - end of year.......     3,599,828                3,324,822               3,104,105
                                              ==========               ==========              ==========

Options exercisable December 31...........     1,238,673    $ 11.42     1,146,333    $  9.92      984,332    $  7.48
                                              ==========               ==========              ==========

         The Company has elected to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its equity incentive plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", net income in 2000 would have been reduced by approximately $2,771,000, or $.12 per basic and diluted share. Net income for 1999 and 1998 would have been reduced by $1,786,000, or $.07 per basic and diluted share, and $1,154,000, or $.06 per basic and $.05 per diluted share, respectively.

         The following table is a summary of the average fair values of options granted during 2000, 1999 and 1998 on the date of grant using the Black-Scholes option pricing model with the assumptions used for volatility, risk free interest rate and dividend yield rate.

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
Average fair value of options granted........$  12.85    $   7.41    $   7.68
Volatility...................................    44.7%       51.5%       48.6%
Risk free interest rate......................     5.7%        6.2%        4.9%
Dividend yield rate..........................     0.7%        1.6%        1.0%
Expected lives of options.................... 5-6 yrs.    5-6 yrs.    5-6 yrs.

         The following table summarizes information concerning outstanding and exercisable options at December 31, 2000.

                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                 ------------------------------------------  ---------------------------
                                  AVERAGE       WEIGHTED                     WEIGHTED
   RANGE OF         NUMBER      REMAINING       AVERAGE         NUMBER       AVERAGE
EXERCISE PRICE   OUTSTANDING  CONTRACT LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
---------------  -----------  -------------  --------------  -----------  --------------
$ 6.36 - $11.38      755,040      1.47         $ 8.46            670,890      $ 8.21
$12.15 - $14.15      766,012      4.18         $13.94            274,038      $13.72
$14.37 - $24.66      542,163      3.36         $16.68            293,745      $16.60
$26.59 - $26.59      839,850      5.26         $26.59                 --          --
                  ----------                                  ----------
                   2,903,065      3.64         $16.68          1,238,673      $11.42
                  ==========                                  ==========

         MDC Common Stock Repurchase Program - On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company has repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. At December 31, 2000 and 1999, the Company held 7,426,000 shares and 5,850,000 shares of treasury stock, respectively, with average purchase prices of $9.09 and $6.70, respectively.

H. HOMEBUILDING ASSET IMPAIRMENT CHARGES

         Homebuilding operating results were reduced by asset impairment charges totalling $4,200,000, $2,242,000 and $5,300,000 in 2000, 1999 and 1998,
respectively. The Company's assets to which these impairment charges relate are summarized as follows (in thousands).

                                                        YEAR ENDED DECEMBER 31,
                                                      --------------------------
                                                       2000      1999      1998
                                                      ------    ------    ------
Completed homes and homes under construction .....    $   --    $   --    $  888
Land under development and other .................     4,200     2,242     4,412
                                                      ------    ------    ------
      Total ......................................    $4,200    $2,242    $5,300
                                                      ======    ======    ======

         The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California, which experienced a much slower than anticipated home order pace and significantly increased sales incentive requirements. The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern California, which experienced higher than anticipated development costs, a slower home order pace and increased sales incentive requirements. The 1998 asset impairment charge related to homebuilding assets primarily in Maryland and principally were the result of (1) the recognition of losses anticipated from the closing of certain homes in Backlog and from the reduction of selling prices and the offering of increased incentives to stimulate sales of certain completed unsold homes in inventory; (2) the write-down to fair value of certain subdivisions which experienced slow sales and negative Home Gross Margins; and (3) the write-off of other capitalized costs, primarily deferred marketing and option deposits, related to several low margin projects or projects which the Company terminated. "Home Gross Margins" are gross margins (home sales revenues less cost of goods sold, which primarily included land and construction costs, capitalized interest, a reserve for warranty expense and financing costs) as a percentage of home sales revenues.

I. CORPORATE AND HOMEBUILDING INTEREST ACTIVITY (IN THOUSANDS)

                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000        1999        1998
                                                      --------    --------    --------
Interest capitalized in homebuilding inventory,
   beginning of year ..............................   $ 17,406    $ 26,332    $ 37,991
Interest incurred .................................     24,367      21,261      22,525
Interest expense ..................................         --          --          --
Previously capitalized interest included in
   cost of sales ..................................    (22,356)    (30,187)    (34,184)
                                                      --------    --------    --------
Interest capitalized in homebuilding inventory,
   end of year ....................................   $ 19,417    $ 17,406    $ 26,332
                                                      ========    ========    ========

J. SALE OF FAMC

         In September 1996, the Company sold its 80% interest in Financial Asset Management LLC (an indirect subsidiary of M.D.C. Holdings, Inc., "FAMC") for $11,450,000. The sales proceeds consisted of $6,000,000 cash and $5,450,000 of promissory notes which were payable at specified dates during the 10 years following the sale and were convertible, under certain circumstances, into an equity interest in FAMC. The sale resulted in the recognition of a gain of $4,042,000 in 1996. An additional gain of $5,450,000 attributable to the promissory notes was deferred based upon uncertainty regarding the collectibility of principal on the notes and the expiration of the conversion features. In 1998 and 1997, the Company received principal payments of $4,450,000 and $1,000,000, respectively, on the promissory notes, resulting in the recognition of gains in 1998 and 1997 equal to the amounts received.

K. INCOME TAXES

         Total income taxes have been allocated as follows (in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2000        1999        1998
                                                         --------    --------    --------
Tax expense on income before income taxes and
   extraordinary item ................................   $ 79,898    $ 59,061    $ 32,284
Extraordinary loss ...................................         --          --      (9,587)
Stockholders' equity, related to exercise of stock
   options ...........................................     (1,439)       (695)     (2,484)
                                                         --------    --------    --------
Total income taxes ...................................   $ 78,459    $ 58,366    $ 20,213
                                                         ========    ========    ========

         The significant components of the provision for income taxes are as follows (in thousands).

                                                YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           2000           1999           1998
                                         --------       --------       --------
Current tax expense
   Federal ........................      $ 79,115       $ 51,192       $ 32,875
   State ..........................        11,403         11,121          5,082
                                         --------       --------       --------
     Total current ................        90,518         62,313         37,957
                                         --------       --------       --------

Deferred tax benefit
   Federal ........................       (10,159)        (1,914)        (5,095)
   State ..........................          (461)        (1,338)          (578)
                                         --------       --------       --------
     Total deferred ...............       (10,620)        (3,252)        (5,673)
                                         --------       --------       --------

Provision for income taxes ........      $ 79,898       $ 59,061       $ 32,284
                                         ========       ========       ========

         The provision for income taxes differs from the amount which would be computed by applying the statutory federal income tax rate of 35% to income before income taxes and extraordinary item as a result of the following (in thousands).

                                                    YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                   2000       1999       1998
                                                  -------    -------    -------
Tax expense computed at statutory rate ........   $71,120    $51,959    $29,348
Increase due to
    Permanent differences between financial
      statement income and taxable income .....       175        158        293
    State income tax, net of federal benefit ..     7,024      6,601      2,350
    Other .....................................     1,579        343        293
                                                  -------    -------    -------

Provision for income taxes ....................   $79,898    $59,061    $32,284
                                                  =======    =======    =======
Effective tax rate ............................      39.3%      39.8%      38.5%
                                                  =======    =======    =======

         The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                                 DECEMBER 31,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
Deferred tax assets
   Warranty, litigation and other reserves .............     $19,107     $19,563
   Inventory impairment charges ........................       5,130       6,305
   Accrued liabilities .................................       4,145       3,682
   Inventory, additional costs capitalized for tax
     purposes ..........................................      15,350       9,422
   Property, equipment and other assets, net ...........         172         857
                                                             -------     -------
       Total gross deferred tax assets .................      43,904      39,829
                                                             -------     -------
Deferred tax liabilities
   Deferred revenue ....................................       7,500       5,396
   Inventory, additional costs capitalized for
     financial statement purposes ......................       2,472       5,372
   Subsidiaries not consolidated for tax purposes ......       1,038       6,567
   Other ...............................................       1,073       1,293
                                                             -------     -------
       Total gross deferred tax liabilities ............      12,083      18,628
                                                             -------     -------
   Net deferred tax asset ..............................     $31,821     $21,201
                                                             =======     =======

         In August 2000, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the examination of the Company's federal income tax returns for the years 1991 through 1995. In April 2000, the Company and the IRS reached final agreement on the examination of the Company's federal income tax returns for the years 1996 and 1997. The conclusion of these examinations resulted in no material impact to the Company's financial position or results of operations. No IRS examination of the Company's federal income tax returns currently are in process.

L. EXTRAORDINARY ITEM

         Net income for 1998 included an extraordinary loss of $15,314,000, net of an income tax benefit of $9,587,000, recognized in connection with the Company's repurchase and defeasance of the remaining $152,000,000 principal amount of Old Senior Notes.

M. EARNINGS PER SHARE

         Pursuant to Statement of Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), the computation of diluted earnings per share takes into account the effect of dilutive stock options. Weighted-average shares outstanding and per share amounts for all periods presented have been adjusted for the effect of the 10% stock dividend to be issued in February 2001. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
BASIC EARNINGS PER SHARE
   Income before extraordinary item .................   $123,303   $ 89,392   $ 51,568
   Extraordinary loss, net of taxes .................         --         --    (15,314)
                                                        --------   --------   --------
      Net income ....................................   $123,303   $ 89,392   $ 36,254
                                                        ========   ========   ========
   Weighted-average shares outstanding ..............     23,613     24,472     20,296
                                                        ========   ========   ========

   Per share amounts
      Income before extraordinary item ..............   $   5.22   $   3.65   $   2.54
      Extraordinary loss, net of taxes ..............         --         --      (0.75)
                                                        --------   --------   --------
      Net income ....................................   $   5.22   $   3.65   $   1.79
                                                        ========   ========   ========

DILUTED EARNINGS PER SHARE
   Income before extraordinary item .................   $123,303   $ 89,392   $ 51,568
   Conversion of Convertible Subordinated Notes .....         --         --        783
                                                        --------   --------   --------
   Adjusted income before extraordinary item ........    123,303     89,392     52,351
   Extraordinary loss, net of taxes .................         --         --    (15,314)
                                                        --------   --------   --------
      Adjusted net income ...........................   $123,303   $ 89,392   $ 37,037
                                                        ========   ========   ========

   Weighted-average shares outstanding ..............     23,613     24,472     20,296
   Stock options, net ...............................        529        450        953
   Conversion of Convertible Subordinated Notes .....         --         --      3,618
                                                        --------   --------   --------
      Diluted weighted-average shares outstanding ...     24,142     24,922     24,867
                                                        ========   ========   ========

   Per share amounts
      Income before extraordinary item ..............   $   5.11   $   3.59   $   2.11
      Extraordinary loss, net of taxes ..............         --         --      (0.62)
                                                        --------   --------   --------
      Net income ....................................   $   5.11   $   3.59   $   1.49
                                                        ========   ========   ========

N. LEGAL PROCEEDINGS

         The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

         Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability and other types of claims.

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

         Senior Notes - The estimated fair value of the New Senior Notes in the following table are based on dealer quotes.

                                        DECEMBER 31, 2000      DECEMBER 31, 1999
                                      ---------------------  ---------------------
                                      RECORDED   ESTIMATED   RECORDED   ESTIMATED
                                       AMOUNT    FAIR VALUE   AMOUNT    FAIR VALUE
                                      --------   ----------  --------   ----------
New Senior Notes....................  $174,444    $158,813   $174,389    $161,000

P. COMMITMENTS AND CONTINGENCIES

         The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counterparty non-performance risk associated with performance bonds; (6) competition; (7) demographic changes; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company's operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona and Nevada.

         To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2000, commitments by HomeAmerican to originate mortgage loans totalled $22,818,000 at market rates of interest. At December 31, 2000, unexpired short-term forward commitments to sell loans totalled $108,396,000 at market rates of interest.

         MDC leases office space, equipment and certain of its model show homes under noncancellable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $5,667,000 in 2001, $5,281,000 in 2002, $4,279,000 in 2003, $3,324,000 in 2004 and $2,387,000 in 2005. Rent
expense under cancellable and noncancellable leases totalled $6,531,000, $4,846,000 and $3,665,000 in 2000, 1999, and 1998, respectively.

         In May 1998, MDC sold its headquarters office building for net proceeds of $13,250,000 in a sale-leaseback transaction. The gain on the sale of $3,715,000 is being recognized ratably over the initial lease term of seven years.

Q. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2000      1999      1998
                                                     -------   -------   -------
Cash paid during the year for
     Interest ....................................   $29,933   $17,335   $15,296
     Income taxes ................................   $89,802   $63,557   $24,820

Non-cash investing and financing activities
     Land purchases financed by seller ...........   $    --   $ 1,032   $    --
     Land sales financed by MDC ..................   $    --   $    43   $    --
     Conversion of Convertible Subordinated
       Notes to equity ...........................   $    --   $    --   $28,000

R. RELATED PARTY TRANSACTIONS

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $240,000, $209,000 and $243,000 in 2000, 1999 and 1998, respectively.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm which is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $412,000, $432,000 and $418,000, respectively, for 2000, 1999 and 1998.

         The wife of an officer and director of the Company owns a company which provides consulting services to the Company. Total fees paid for her services were $220,000, $120,000 and $80,000, respectively, for 2000, 1999 and 1998.

         During 2000, the Company contributed $2,000,000 to the MDC Holdings Foundation (the "Foundation"), a Delaware not-for-profit corporation which was incorporated on September 30, 1999. The contribution consisted of 58,033 shares of MDC common stock valued at $1,900,000 and $100,000 in cash. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

S. SUBSEQUENT EVENT

         On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend, which will be distributed on February 16, 2001 to shareowners of record on February 5, 2001. In accordance with SFAS 128 basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of this stock dividend. In addition, stockholders' equity and stock options outstanding and exercisable have been adjusted to reflect the stock dividend as if it had been paid on December 31, 2000.

T. SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 2000 is as follows (in thousands, except per share amounts). Weighted-average shares outstanding and earnings per share have been adjusted for the effects of the 10% stock dividend to be issued in February 2001.

                                                                QUARTER
                                          -----------------------------------------------------
                                            FOURTH         THIRD        SECOND         FIRST
                                          -----------   -----------   -----------   -----------
2000
Revenues ..............................   $   538,501   $   446,239   $   419,647   $   347,158
                                          ===========   ===========   ===========   ===========
Net income ............................   $    39,213   $    34,260   $    28,809   $    21,021
                                          ===========   ===========   ===========   ===========

Earnings Per Share
    Basic .............................   $      1.69   $      1.47   $      1.22   $      0.86
                                          ===========   ===========   ===========   ===========
    Diluted ...........................   $      1.64   $      1.44   $      1.20   $      0.85
                                          ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
    Basic .............................        23,217        23,297        23,625        24,320
                                          ===========   ===========   ===========   ===========
    Diluted ...........................        23,968        23,870        24,004        24,587
                                          ===========   ===========   ===========   ===========

                                                                                           1999
Revenues ..............................   $   460,628   $   410,126   $   399,759   $   297,125
                                          ===========   ===========   ===========   ===========

Net income ............................   $    26,544   $    24,140   $    24,957   $    13,751
                                          ===========   ===========   ===========   ===========

Earnings Per Share
    Basic .............................   $      1.08   $      0.98   $      1.02   $      0.57
                                          ===========   ===========   ===========   ===========
    Diluted ...........................   $      1.07   $      0.97   $      1.00   $      0.55
                                          ===========   ===========   ===========   ===========
Weighted-Average Shares Outstanding
    Basic .............................        24,548        24,524        24,502        24,313
                                          ===========   ===========   ===========   ===========
    Diluted ...........................        24,892        25,013        24,965        24,821
                                          ===========   ===========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         PricewaterhouseCoopers LLP was previously the principal accountant for the Company. On May 11, 2000, the Company's Audit Committee recommended to the Company's Board of Directors that that firm's appointment as principal accountant be terminated and Ernst & Young LLP be engaged as principal accountant. The Audit Committee's recommendation to change accountants was approved by the Company's Board of Directors on May 18, 2000.

         In connection with the audits of the two fiscal years ended December 31, 1998 and December 31, 1999, and during the subsequent interim period through May 11, 2000, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years.

         The audit reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company as of and for the years ended December 31, 1998 and December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The Company requested that PricewaterhouseCoopers LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated May 18, 2000, was filed as Exhibit 16 to our Form 8-K filed with the Securities and Exchange Commission on May 11, 2000.

         During the two fiscal years ended December 31,1999, and the subsequent interim period through May 18, 2000, the Company did not consult with Ernst & Young LLP regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Shareowners to be held on or about May 21, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Shareowners to be held on or about May 21, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Shareowners to be held on or about May 21, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2001 Annual Meeting of Shareowners to be held on or about May 21, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

                                                                                                          PAGE
                                                                                                          ----
M.D.C. Holdings, Inc. and Subsidiaries
     Report of Independent Auditors as of December 31, 2000 and the Year then Ended....................   F-2
     Report of Independent Accountants as of December 31, 1999 and for each of the Two Years in the
       Period Ended December 31, 1999..................................................................   F-3
     Consolidated Balance Sheets as of December 31, 2000 and 1999......................................   F-4
     Consolidated Statements of Income and Other Comprehensive Income for each of the Three Years
       Ended December 31, 2000.........................................................................   F-6
     Consolidated Statements of Stockholders' Equity for each of the Three Years Ended
       December 31, 2000...............................................................................   F-7
     Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 2000.........   F-8
     Notes to Consolidated Financial Statements........................................................   F-9

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

     (a) 3. EXHIBITS.

     3.1(a) Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as "MDC", the "Company" or the "Registrant") regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated by reference to Exhibit 3.1(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.1(b) Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.2(a) Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     4.2 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426).*

     4.3 Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank

              United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999).*

     4.4 Form of Guaranty agreement dated as of October 8, 1999 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF NORTHERN CALIFORNIA, INC., M.D.C. LAND CORPORATION, and RICHMOND AMERICAN CONSTRUCTION, INC. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999).*

     4.5 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of October 8, 1999 payable to each of the Banks named in the Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999).*

     4.5(a) Commitment and Acceptance Agreement dated as of August 22, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and California Bank & Trust as Accepting Bank (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(b) Form of Promissory Note dated August 22, 2000 of the Registrant as Maker payable to California Bank & Trust (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(c) Consent of Guarantors dated August 22, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(d) Commitment and Acceptance Agreement dated as of October 16, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and U.S. Bank, National Association as Accepting Bank (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(e) Form of Promissory Note dated October 16, 2000 of the Registrant as Maker payable to U.S. Bank, National Association as Accepting Bank (incorporated herein by reference to Exhibit 4.5 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(f) Consent of Guarantors Dated October 16, 2000 (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q dated September 30, 2000).*

     4.6 Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to Form S-3).*

     10.1 The Company's Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of
              Stockholders).*

     10.2 The Company's Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of
              Stockholders).*

     10.3(a) First Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1997 relating to the 1997 Annual Meeting of Stockholders).*

     10.3(b) Second Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q dated June 30,
              1998).*

     10.4(a) Form of Indemnity Agreement entered into between the Registrant and each member of its Board of Directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1987).*

     10.4(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).*

     10.5 Indemnification Agreement by and among the Company and Larry A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989).*

     10.6 Promissory Note in the amount of $280,080 from Mandarich to the Company dated February 2, 1994 (incorporated herein by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993).*

     10.7 Fifth Amendment to Piney Creek Development Co. Joint Venture Agreement dated June 13, 1991 by and between Commercial Federal Bank and Land (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).*

     10.8(a) Consulting Agreement effective October 1, 1998 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998).*

     10.8(b) Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 25, 1999 amending the Consulting Agreement effective October 1, 1998 between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
              1999).*

     10.8(c) Letter Agreement between the Registrant and Gilbert Goldstein, P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2000).*

     10.9(a) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 20, 1998 (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K dated December 31, 1998).*

     10.9(b) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 19, 1999 (incorporated herein by reference to Exhibit 10.9(b) to the Company's Form 10-K dated December 31, 1999).*

     10.10 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders).*

     10.11 M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement.

     10.12(a) Forms of Promissory Notes and Pledge Agreements dated December 9,
              1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K dated December 31, 1996).*

     10.12(b) Forms of Promissory Notes and Pledge Agreements dated December 18,
              1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual Report on Form 10-K dated December 31, 1997).*

     10.13(a) Employment Agreement between the Company and Larry A. Mizel dated
              October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14, 1998).*

     10.13(b) Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit
              99.2 of the Company's Form 8-K dated January 14, 1998).*

     10.14(a) Change in Control Agreement between M.D.C. Holdings, Inc. and
              Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998).*

     10.14(b) Change in Control Agreement between M.D.C. Holdings, Inc. and
              Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March 27, 1998).*

     10.14(c) Form of Change in Control Agreement between M.D.C. Holdings, Inc.
              and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998).*

     10.15 Independent Contractor Agreement between Mizel Design and Decorating Company and M.D.C. Holdings, Inc. effective as of January 1, 2001.

     10.16 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30, 1999).*

     10.17 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999).*

     21       Subsidiaries of the Company.

     23       Consent of Ernst & Young.

     23(a)    Consent of PricewaterhouseCoopers

----------

* Incorporated herein by reference.

     (b) REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2000:

         (1) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 8th day of February, 2001 on its behalf by the undersigned, thereunto duly authorized.

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

            SIGNATURE                                         TITLE                               DATE
            ---------                                         -----                               ----
/s/ LARRY A. MIZEL                        Chairman of the Board of Directors and Chief      February 8, 2001
-------------------------------------        Executive Officer
   Larry A. Mizel

/s/ DAVID D. MANDARICH                    Director, President and Chief Operating Officer   February 8, 2001
-------------------------------------
   David D. Mandarich

/s/ STEVEN J. BORICK                      Director                                          February 8, 2001
-------------------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN                     Director                                          February 8, 2001
-------------------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER                     Director                                          February 8, 2001
-------------------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD                   Director                                          February 8, 2001
-------------------------------------
   Herbert T. Buchwald

                     (A Majority of the Board of Directors)

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER   DESCRIPTION
     ------   -----------
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

     4.3 Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of
              Texas FSB as Co-Agent and KeyBank, National Association as
              Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999).*

     4.4 Form of Guaranty agreement dated as of October 8, 1999 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN
              HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND,
              INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN
              HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC.,
              RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES
              OF NORTHERN CALIFORNIA, INC., M.D.C. LAND CORPORATION, and
              RICHMOND AMERICAN CONSTRUCTION, INC. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated
              September 30, 1999).*

     4.5 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of October 8, 1999 payable to each of the Banks named in the Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of
              Texas FSB as Co-Agent and KeyBank, National Association as
              Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999).*

     4.5(a) Commitment and Acceptance Agreement dated as of August 22, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and
              California Bank & Trust as Accepting Bank (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q dated
              September 30, 2000).*

     4.5(b)   Form of Promissory Note dated August 22, 2000 of the Registrant as
              Maker payable to California Bank & Trust (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q dated
              September 30, 2000).*

     4.5(c) Consent of Guarantors dated August 22, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q dated
              September 30, 2000).*

     4.5(d) Commitment and Acceptance Agreement dated as of October 16, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and
              U.S. Bank, National Association as Accepting Bank (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(e) Form of Promissory Note dated October 16, 2000 of the Registrant as Maker payable to U.S. Bank, National Association as Accepting
              Bank (incorporated herein by reference to Exhibit 4.5 to the Company's Form 10-Q dated September 30, 2000).*

     4.5(f) Consent of Guarantors Dated October 16, 2000 (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q dated
              September 30, 2000).*

     4.6 Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee
              (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to Form S-3).*

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

     10.3(a)  First Amendment to M.D.C. Holdings, Inc. Director Equity Incentive
              Plan (incorporated herein by reference to Exhibit A of the Company's Proxy Statement dated March 24, 1997 relating to the
              1997 Annual Meeting of Stockholders).*

     10.3(b)  Second Amendment to M.D.C. Holdings, Inc. Director Equity
              Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q dated June 30,
              1998).*

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

     10.8(a)  Consulting Agreement effective October 1, 1998 by and between
              Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998).*

     10.8(b)  Letter Agreement between M.D.C. Holdings, Inc. and Gilbert
              Goldstein, P.C. dated October 25, 1999 amending the Consulting
              Agreement effective October 1, 1998 between M.D.C. Holdings, Inc.
              and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
              1999).*

     10.8(c)  Letter Agreement between the Registrant and Gilbert Goldstein,
              P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert
              Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30, 2000).*

     10.9(a) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 20, 1998 (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K dated December 31, 1998).*

     10.9(b) Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company effective as of November 19, 1999 (incorporated herein by reference to Exhibit 10.9(b) to the Company's Form 10-K dated December 31, 1999).*

     10.10    M.D.C. Holdings, Inc. Executive Officer Performance-Based
              Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders).*

     10.11 M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement.

     10.12(a) Forms of Promissory Notes and Pledge Agreements dated December 9,
              1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G.
              Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock
              (incorporated herein by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K dated December 31, 1996).*

     10.12(b) Forms of Promissory Notes and Pledge Agreements dated December 18,
              1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual
              Report on Form 10-K dated December 31, 1997).*

     10.13(a) Employment Agreement between the Company and Larry A. Mizel dated
              October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14, 1998).*

     10.13(b) Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit
              99.2 of the Company's Form 8-K dated January 14, 1998).*

     10.14(a) Change in Control Agreement between M.D.C. Holdings, Inc. and
              Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March
              27, 1998).*

     10.14(b) Change in Control Agreement between M.D.C. Holdings, Inc. and
              Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March
              27, 1998).*

     10.14(c) Form of Change in Control Agreement between M.D.C. Holdings, Inc.
              and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998).*

     10.15    Independent Contractor Agreement between Mizel Design and
              Decorating Company and M.D.C. Holdings, Inc. effective as of
              January 1, 2001.

     10.16    M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement
              Plan and Trust (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated June 30, 1999).*

     10.17    M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement
              Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and
              Key Trust Company National Association effective as of July 1,
              1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999).*

     21       Subsidiaries of the Company.

     23       Consent of Ernst & Young.

     23(a)    Consent of PricewaterhouseCoopers

----------

* Incorporated herein by reference.