Form 10-Q
period 2001-03-31
MDC HOLDINGS INC
filed 2001-05-08
CIK 773141

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

                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


            As of May 2, 2001, 24,178,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                          Page
                                                                           No.
Part I.       Financial Information

              Item 1.      Condensed Consolidated Financial Statements

                           Balance Sheets as of March 31, 2001
                             (Unaudited) and December 31, 2000...........   1

                           Statements of Income and Other Comprehensive
                             Income (Unaudited) for the three
                             months ended March 31, 2001 and 2000........   3

                           Statements of Cash Flows (Unaudited) for the
                             three months ended March 31, 2001 and 2000..   4

                           Notes to Condensed Consolidated Financial
                             Statements (Unaudited)......................   5

              Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations..................................   8

              Item 3.      Quantitative and Qualitative Disclosures About
                             Market Risk.................................  17

Part II.      Other Information

              Item 1.   Legal Proceedings................................  18

              Item 4.   Submission of Matters to a Vote of Shareowners...  18

              Item 5.   Other Information................................  18

              Item 6.   Exhibits and Reports on Form 8-K.................  18


                                       (a)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      March 31,      December 31,
                                                                                        2001             2000
                                                                                   -------------    -------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................    $       9,724    $       8,411
   Property and equipment, net.................................................            3,286            3,069
   Deferred income taxes.......................................................           35,684           31,821
   Deferred debt issue costs, net..............................................            2,123            2,180
   Other assets, net...........................................................            7,415            8,039
                                                                                   -------------    -------------
                                                                                          58,232           53,520
                                                                                   -------------    -------------

Homebuilding
   Cash and cash equivalents...................................................            5,219            5,265
   Home sales and other accounts receivable....................................           13,732            4,713
   Inventories, net
     Housing completed or under construction...................................          486,616          443,512
     Land and land under development...........................................          386,307          388,711
   Prepaid expenses and other assets, net......................................           57,604           51,631
                                                                                   -------------    -------------
                                                                                         949,478          893,832
                                                                                   -------------    -------------

Financial Services
   Cash and cash equivalents...................................................              410              439
   Mortgage loans held in inventory............................................          112,560          107,151
   Other assets, net...........................................................            6,674            6,656
                                                                                   -------------    -------------
                                                                                         119,644          114,246
                                                                                   -------------    -------------

         Total Assets..........................................................    $   1,127,354    $   1,061,598
                                                                                   =============    =============

             See notes to condensed consolidated financial statements.
                                       -1-

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     March 31,       December 31,
                                                                                       2001              2000
                                                                                  -------------     -------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................   $      37,978    $      50,843
   Income taxes payable.........................................................          22,548            9,558
   Senior notes, net............................................................         174,458          174,444
                                                                                   -------------    -------------
                                                                                         234,984          234,845
                                                                                   -------------    -------------
Homebuilding
   Accounts payable and accrued expenses........................................         168,315          164,660
   Line of credit...............................................................         110,000           90,000
                                                                                   -------------    -------------
                                                                                         278,315          254,660
                                                                                   -------------    -------------
Financial Services
   Accounts payable and accrued expenses........................................          27,400           15,404
   Line of credit...............................................................          64,693           74,459
                                                                                   -------------    -------------
                                                                                          92,093           89,863
                                                                                   -------------    -------------
         Total Liabilities......................................................         605,392          579,368
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES...................................................             - -              - -
                                                                                   -------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 30,951,000 and
     30,755,000 shares issued, respectively, at March 31, 2001 and
     December 31, 2000..........................................................             310              308
   Additional paid-in capital...................................................         277,067          266,337
   Retained earnings............................................................         310,868          282,893
   Accumulated other comprehensive income (loss)................................            (264)             167
                                                                                   -------------    -------------
                                                                                         587,981          549,705
   Less treasury stock, at cost; 7,266,000 and 7,426,000 shares, respectively,
     at March 31, 2001 and December 31, 2000....................................         (66,019)         (67,475)
                                                                                   -------------    -------------
         Total Stockholders' Equity.............................................         521,962          482,230
                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity.............................   $   1,127,354    $   1,061,598
                                                                                   =============    =============

             See notes to condensed consolidated financial statements.
                                         -2-

                              M.D.C. HOLDINGS, INC.
    Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                       2001          2000
                                                                                   -----------   -----------
REVENUES
   Homebuilding...............................................................     $   411,096   $   341,009
   Financial Services.........................................................           8,341         5,874
   Corporate..................................................................             285           275
                                                                                   -----------   -----------
       Total Revenues.........................................................         419,722       347,158
                                                                                   -----------   -----------
COSTS AND EXPENSES
   Homebuilding...............................................................         357,165       295,538
   Financial Services.........................................................           4,137         3,425
   Corporate general and administrative.......................................          10,406         8,554
                                                                                   -----------   -----------
       Total Costs and Expenses...............................................         371,708       307,517
                                                                                   -----------   -----------

Income before income taxes....................................................          48,014        39,641
Provision for income taxes....................................................         (18,731)      (18,620)
                                                                                   -----------   -----------
NET INCOME....................................................................          29,283        21,021

Unrealized holding losses on securities arising during the quarter............            (367)          (37)
Less reclassification adjustment for gains included in net income.............             (64)       (3,375)
                                                                                   -----------   -----------
Net loss recognized in other comprehensive income during the quarter, net of a
   deferred income tax benefit of $737 in 2001, and $6,003 in 2000............            (431)       (3,412)
                                                                                   -----------   -----------
OTHER COMPREHENSIVE INCOME....................................................     $    28,852   $    17,609
                                                                                   ===========   ===========
EARNINGS PER SHARE
   Basic......................................................................     $      1.24   $       .86
                                                                                   ===========   ===========
   Diluted....................................................................     $      1.20   $       .85
                                                                                   ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic......................................................................          23,575        24,320
                                                                                   ===========   ===========
   Diluted....................................................................          24,489        24,587
                                                                                   ===========   ===========
DIVIDENDS PAID PER SHARE......................................................     $       .06   $       .06
                                                                                   ===========   ===========

             See notes to condensed consolidated financial statements.
                                        -3-

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2001           2000
                                                                            -----------    -----------
OPERATING ACTIVITIES
   Net income........................................................       $    29,283    $    21,021
   Adjustments to reconcile net income to net cash used in operating activities
        Depreciation and amortization................................             5,376          3,776
        Deferred income taxes........................................            (3,863)        (3,003)
        Net changes in assets and liabilities
               Home sales and other accounts receivable..............            (9,019)        (8,795)
               Homebuilding inventories..............................           (40,700)       (48,894)
               Prepaid expenses and other assets.....................            (9,626)        (4,578)
               Mortgage loans held in inventory......................            (5,409)        24,726
              Accounts payable and accrued expenses..................            22,199          7,757
        Other, net...................................................             1,186         (1,038)
                                                                            -----------    -----------
   Net cash used in operating activities.............................           (10,573)        (9,028)
                                                                            -----------    -----------
FINANCING ACTIVITIES
   Lines of credit
        Advances.....................................................           378,900        320,100
        Principal payments...........................................          (368,666)      (314,774)
   Dividend payments.................................................            (1,308)        (1,354)
   Stock repurchases.................................................               - -        (19,363)
   Proceeds from exercise of stock options...........................             2,885          2,180
                                                                            -----------    -----------
   Net cash provided by (used in) financing activities...............            11,811        (13,211)
                                                                            -----------    -----------
   Net increase (decrease) in cash and cash equivalents..............             1,238        (22,239)
   Cash and cash equivalents
        Beginning of period..........................................            14,115         38,930
                                                                            -----------    -----------
        End of period................................................       $    15,353    $    16,691
                                                                            ===========    ===========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                       2001          2000
                                                                                    -----------   -----------
      Interest capitalized in homebuilding inventory, beginning of period.........  $    19,417   $    17,406

      Interest incurred...........................................................        6,032         4,781

      Interest expensed...........................................................          - -           - -

      Previously capitalized interest included in cost of sales...................       (5,679)       (4,572)
                                                                                    -----------   -----------

      Interest capitalized in homebuilding inventory, end of period...............  $    19,770   $    17,615
                                                                                    ===========   ===========


C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                       2001          2000
                                                                                    -----------   -----------
          Basic Earnings Per Share

                  Net income.....................................................   $    29,283   $    21,021
                                                                                    ===========   ===========
                  Basic weighted-average shares outstanding......................        23,575        24,320
                                                                                    ===========   ===========
                 Per share amounts...............................................   $      1.24   $       .86
                                                                                    ===========   ===========
          Diluted Earnings Per Share

                  Net income.....................................................   $    29,283   $    21,021
                                                                                    ===========   ===========
                  Basic weighted-average shares outstanding......................        23,575        24,320
                  Stock options, net.............................................           914           267
                                                                                    -----------   -----------
                  Diluted weighted-average shares outstanding....................        24,489        24,587
                                                                                    ===========   ===========
                  Per share amounts..............................................   $      1.20   $       .85
                                                                                    ===========   ===========

D.       Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        2001          2000
                                                                                     -----------   -----------
          Homebuilding
               Home sales.......................................................     $   409,720   $   329,451
               Land sales.......................................................             346         1,493
               Other revenues...................................................           1,030        10,065
                                                                                     -----------   -----------
                                                                                         411,096       341,009
                                                                                     -----------   -----------
               Home cost of sales...............................................         314,437       259,827
               Land cost of sales...............................................             263           999
               Marketing expenses...............................................          22,853        18,684
               General and administrative expenses..............................          19,612        16,028
                                                                                     -----------   -----------
                                                                                         357,165       295,538
                                                                                     -----------   -----------
                  Homebuilding Operating Profit.................................          53,931        45,471
                                                                                     -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Interest.........................................................             541           492
               Origination fees.................................................           3,685         2,796
               Gains on sales of mortgage servicing.............................           1,683           457
               Gains on sales of mortgage loans, net............................           2,574         2,000
               Mortgage servicing and other.....................................            (142)          129
                                                                                     -----------   -----------
                                                                                           8,341         5,874
             General and Administrative Expenses................................           4,137         3,425
                                                                                     -----------   -----------
                  Financial Services Operating Profit...........................           4,204         2,449
                                                                                     -----------   -----------

          Total Operating Profit................................................          58,135        47,920
                                                                                     -----------   -----------
          Corporate
               Interest and other revenues......................................             285           275
               General and administrative expenses..............................         (10,406)       (8,554)
                                                                                     -----------   -----------
                  Net Corporate Expenses........................................         (10,121)       (8,279)
                                                                                     -----------   -----------
          Income Before Income Taxes............................................     $    48,014   $    39,641
                                                                                     ===========   ===========

E.       Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        2001          2000
                                                                                     -----------   -----------
          Cash paid during the period for
               Interest.........................................................     $     9,929   $     8,387
               Income taxes.....................................................     $     6,030   $     6,319


F.       Stockholders' Equity

         On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. There were no repurchases during the first quarter of 2001. At March 31, 2001, the Company held 7,266,000 shares of treasury stock with an average purchase price of $9.09.

         On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend which was distributed on February 16, 2001 to shareowners of record on February 5, 2001. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the three months ended March 31, 2000 to reflect the effect of this stock dividend. In addition, stockholders' equity has been adjusted to reflect the stock dividend as if it had been paid on December 31, 2000.

         In the first quarter of 2001, the Company committed to contribute $1,000,000 to the MDC Holdings Foundation (the "Foundation"), a Delaware not-for-profit corporation which was incorporated on September 30, 1999. Pursuant to this commitment, in April 2001, 27,816 shares of MDC common stock valued at $1,000,000 were transferred to the Foundation. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

G.       Gain on Sale of Investments

         During the quarter ended March 31, 2000, net income included realized pre-tax gains of $9,312,000, less applicable taxes of $5,937,000, from the sale of certain investments by MDC's captive insurance subsidiary.

H.       Derivative Instruments and Hedging Activities


         HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc.) originates mortgage loans that generally are sold forward and subsequently are delivered to a third-party purchaser within approximately 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge interest rate risk on rate-locked mortgage loans in process that have not closed. Other than these forward commitments, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial position or results of operations.

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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                          2001          2000
                                                                                       ----------    -----------
          Revenues...............................................................      $   419,722   $   347,158

          Income Before Income Taxes.............................................      $    48,014   $    39,641

          Net Income.............................................................      $    29,283   $    21,021

          Earnings Per Share

             Basic...............................................................      $      1.24   $       .86

             Diluted.............................................................      $      1.20   $       .85

         Revenues for the first quarter of 2001 increased by $72,564,000, or 21%, compared with the same period in 2000, primarily due to increased homebuilding revenues resulting from a 13% increase in home closings to 1,759 units and a $20,500 increase in average selling price per home closed. These increases partially were offset by gains of $9,312,000 realized on the sale of certain investments by MDC's captive insurance subsidiary in the first quarter of 2000.

         Income before income taxes increased 21% in the first quarter of 2001, compared with the first quarter of 2000. This increase primarily was a result of increased operating profit from the Company's homebuilding segment, due to the increase in homebuilding revenues described above and a 220 basis point increase in Home Gross Margins (defined below). These increases partially were offset by the $9,312,000 investment gains in the 2000 first quarter discussed above.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                Three Months
                                                               Ended March 31,
                                                            2001              2000
                                                       --------------    --------------
 Home Sales Revenues...............................    $      409,720    $      329,451
 Operating Profit..................................    $       53,931    $       45,471
 Average Selling Price Per Home Closed.............    $        232.9    $        212.4
 Home Gross Margins................................             23.3%             21.1%
    Excluding Interest in Home Cost of Sales.......             24.6%             22.5%

 Orders For Homes, net (units)
        Colorado...................................               968               851
        California.................................               441               412
        Arizona....................................               732               457
        Nevada.....................................               268               233
        Virginia...................................               220               278
        Maryland...................................                98                86
                                                       --------------    --------------

              Total................................             2,727             2,317
                                                       ==============    ==============

 Homes Closed (units)
        Colorado...................................               629               652
        California.................................               240               219
        Arizona....................................               498               325
        Nevada.....................................               159               122
        Virginia...................................               170               164
        Maryland...................................                63                69
                                                       --------------    --------------

              Total................................             1,759             1,551
                                                       ==============    ==============


                                                           March 31,       December 31,       March 31,
                                                             2001              2000             2000
                                                        -------------    --------------    -------------
Backlog (units)
        Colorado...................................             1,724             1,385            1,825
        California.................................               709               508              450
        Arizona....................................             1,044               747              584
        Nevada.....................................               307               198              248
        Virginia...................................               378               328              404
        Maryland...................................               161               126              196
                                                       --------------    --------------   --------------

              Total................................             4,323             3,292            3,707
                                                       ==============    ==============   ==============

 Backlog Estimated Sales Value.....................    $    1,075,000    $      775,000   $      775,000
                                                       ==============    ==============   ==============

 Active Subdivisions
        Colorado...................................                60                48               49
        California.................................                22                29               22
        Arizona....................................                32                27               26
        Nevada.....................................                 8                10               12
        Virginia...................................                 9                12               12
        Maryland...................................                 7                 7                7
                                                       --------------    --------------   --------------

              Total................................               138               133              128
                                                       ==============    ==============   ==============

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 2001 were 24% higher than home sales revenues for the same period in 2000. The improved revenues primarily were a result of increased home closings and a higher average selling price per home closed, as further discussed below.

         Home closings in the first quarter of 2001 were 13% higher than the same period in 2000. Home closings particularly were strong in Arizona and Nevada, which increased 53% and 30%, respectively, as a result of the continued strong demand for new homes in these markets.

         Average Selling Price Per Home Closed - The average selling price per home closed increased $20,500 in the first quarter of 2001, compared with the same period in 2000, as each of the Company's markets except Phoenix realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices exceeded $350,000; and
(3) increased sales volume per home from the Company's established design centers in Colorado, Virginia, Southern California and Las Vegas, and from its new design center in Northern California. Average selling prices were lower in Phoenix due to the division's increased emphasis on more affordable homes.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins for the 2001 first quarter increased 220 basis points, compared with the same period in 2000. The increase largely was due to (1) selling price increases and reduced incentives offered to home buyers due to the continued strong demand for new homes in most of the Company's markets; (2) increased rebates collected from suppliers through the Company's national purchasing programs; (3) increased sales of higher-margin products through the Company's design centers; and (4) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return.

         Future Home Gross Margins may be impacted adversely by (1) an increase in competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. See "Forward-Looking Statements" below.

         Orders for Homes and Backlog - The Company received 2,727 orders for homes during the first quarter of 2001, 18% higher than the 2,317 home orders received in the first quarter of 2000. Home orders during the first quarter of 2001 particularly were strong in (1) Phoenix and Colorado (increases of 86% and 14%, respectively), where the number of active subdivisions increased to 23 and 60, respectively, at March 31, 2001, compared with 17 and 48, respectively, at March 31, 2000; and (2) Nevada (an increase of 15%), primarily as a result of the strong demand for new homes in this market. Home orders were lower in the first quarter of 2001 in Virginia, primarily resulting from fewer active subdivisions in this market.

         Backlog at March 31, 2001 was a record 4,323 units with an estimated sales value of $1,075,000,000, compared with a Backlog of 3,707 units with an estimated sales value of $775,000,000 at March 31, 2000. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 75% of its March 31, 2001 Backlog to close under existing sales contracts during the remainder of 2001. The remaining 25% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Other Revenues - Other revenues of $10,065,000 for the first quarter of 2000 included net pre-tax gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $9,312,000.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totalled $22,853,000 for the first quarter of 2001, compared with $18,684,000 for the same period in 2000. The increase in 2001 primarily was volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company's increased home closings. Notwithstanding the increased costs, marketing expenses decreased as a percentage of home sales revenues to 5.6% in the first quarter of 2001 from 5.7% in the first quarter of 2000.

         General and Administrative - General and administrative expenses increased to $19,612,000 during the first quarter of 2001, compared with $16,028,000 during the same period in 2000, primarily due to increased compensation costs associated with expanded operations in certain of the Company's markets, most notably Colorado, California and Arizona.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                         March 31,   December 31  March 31,
                                                           2001          2000       2000
                                                       -----------   ----------- -----------

    Colorado.........................................  $   147,079   $   126,524  $    74,407
    California.......................................      117,421       149,088      138,834
    Arizona..........................................       49,642        50,937       36,701
    Nevada...........................................       29,345        26,546       31,492
    Virginia.........................................       30,879        29,596       11,277
    Maryland.........................................       11,941         6,020        8,508
                                                       -----------   -----------  -----------
         Total.......................................  $   386,307   $   388,711  $   301,219
                                                       ===========   ===========  ===========

    Total Lots Owned (excluding lots in
      work-in-process)...............................       11,453        11,633       10,340

    Total Lots Controlled Under Option...............        9,703         8,131        8,727
                                                       -----------   -----------  -----------

         Total Lots Owned and Controlled (excluding
           lots in work-in-process)..................       21,156        19,764       19,067
                                                       ===========   ===========  ===========

    Total Option Deposits............................  $    15,574   $    10,838  $     8,500
                                                        ===========   ===========  ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                                        Three Months
                                                                       Ended March 31,
                                                                     2001          2000
                                                                 -----------   -----------
Loan Origination Fees.......................................     $     3,685   $     2,796

Gains on Sales of Mortgage Servicing, net...................     $     1,683   $       457

Gains on Sales of Mortgage Loans, net.......................     $     2,574   $     2,000

Operating Profit............................................     $     4,204   $     2,449

Principal Amount of Loan Originations and Purchases
     MDC home buyers........................................     $   230,289   $   168,968
     Spot...................................................           9,204         4,060
                                                                 -----------   -----------
         Total..............................................     $   239,493   $   173,028
                                                                 ===========   ===========
Principal Amount of Loans Brokered
     MDC home buyers........................................     $    53,562   $    49,746
     Spot...................................................           3,255         1,174
                                                                 -----------   -----------
         Total..............................................     $    56,817   $    50,920
                                                                 ===========   ===========
Capture Rate................................................             71%           64%
                                                                 ===========   ===========
     Including brokered loans...............................             83%           80%
                                                                 ===========   ===========


         HomeAmerican's operating profit for the first quarter of 2001 increased, compared with the same period in 2000, due to higher gains on sales of mortgage loans and loan servicing, as well as higher origination fee income. HomeAmerican's originated and brokered loans increased by $72,362,000 in the first quarter of 2001, compared with the same period in 2000. This improvement primarily was due to increases in the Company's home closings and an increase in HomeAmerican's Capture Rate (as defined below). HomeAmerican continues to benefit from the Company's homebuilding growth, as MDC home buyers were the source of over 96% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the first quarter of 2001, compared with 98% for the same period in 2000.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") increased to 71% for the first quarter of 2001, compared with 64% for the same period in 2000. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 83% for the first quarter of 2001, compared with 80% for the same period in 2000.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. These contracts are the only significant financial derivative instruments utilized by MDC.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for the first quarters of both 2001 and 2000.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $10,406,000 during the first quarter of 2001, compared with $8,554,000 during the first quarter of 2000. The increase in 2001 primarily was due to (1) greater compensation-related costs in 2001 principally resulting from the Company's higher profitability and increased homebuilding activities; and (2) a $1,000,000 contribution to the MDC Holdings Foundation (see Note F to the Company's Condensed Consolidated Financial Statements).

         Income Taxes - MDC's overall effective income tax rate of 39% for the first quarter of 2001 differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. The effective income tax rate of 47% for the first quarter 2000 differed from the statutory rate of 35% primarily due to the investment gains of $9,312,000 discussed under "Results of Operations" above which were subject to taxation at both the subsidiary level and corporate level, resulting in taxes at an effective rate of 64%, and the impact of state income taxes.


                         LIQUIDITY AND CAPITAL RESOURCES


         MDC uses its liquidity and capital resources to (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. The Company currently has an effective registration statement that would allow the Company to issue up to $300,000,000 of equity, debt or hybrid securities.

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

Lines of Credit and Other

         Homebuilding - The Company maintains an unsecured revolving line of credit with a group of lenders to support its homebuilding operations (the "Homebuilding Line"). In October 1999, the terms of the Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased to $350,000,000 in April 2000, to $375,000,000 in July 2000, and to $413,000,000 in October 2000. Commitments
increased from $413,000,000 to $438,000,000 in April 2001 with the addition of a new bank to the lending group. There is no assurance that existing or additional lenders will agree to provide additional commitments. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At March 31, 2001, $110,000,000 was borrowed and $7,036,000 in letters of credit were outstanding under this line of credit.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first quarters of 2001 and 2000, HomeAmerican sold $233,878,000 and $198,110,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. In February 2001, the Company decreased available borrowings under the Mortgage Line from $125,000,000 to $100,000,000. At March 31, 2001, $64,693,000 was borrowed under the Mortgage Line and an additional $35,307,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the Mortgage Line, are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

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

MDC Common Stock Repurchase Programs

         On January 24, 2000, MDC's board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. There were no repurchases during the first quarter of 2001. At March 31, 2001, the Company held 7,266,000 shares of treasury stock with an average purchase price of $9.09.

Consolidated Cash Flow

         During the first quarters of 2001 and 2000, the Company used $10,573,000 and $9,028,000, respectively, of cash in its operating activities, primarily due to increases in homebuilding inventories related to its expanded homebuilding operations. In addition, in the first quarter of 2000, the Company used $19,363,000 to repurchase 1,356,200 shares of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.


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

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The only significant financial derivative instruments utilized by MDC are forward mortgage securities contracts used by HomeAmerican. The Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The adoption of SFAS 133 and SFAS 138 did not have a material effect on the Company's financial position or results of operations.

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

                                      OTHER

Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) the availability of public utilities in certain markets; (10) slow growth initiatives; (11) building moratoria; (12) governmental regulation, including the interpretation of tax, labor and environmental laws; (13) changes in consumer confidence and preferences; (14) required accounting changes; and (15) other factors over which the Company has little or no control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable and debt. The Company utilizes forward sale commitments to mitigate some of the risk associated with HomeAmerican's mortgage loan portfolio. Other than these forward commitments, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         HomeAmerican originates mortgage loans that generally are sold forward and subsequently are delivered to a third-party purchaser within approximately 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge interest rate risk on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is minimal.

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

         As of March 31, 2001, short-term debt was $64,693,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at March 31, 2001 are as follows (dollars in thousands).

                                             Maturities through December 31,
                            ---------------------------------------------------------------           Estimated
                               2001      2002       2003      2004       2005    Thereafter   Total   Fair Value
                            -------------------- -------------------- ---------- -------------------- ----------

Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 175,000 $ 175,000  $ 173,845
   Average Interest Rate (units)   - -       - -        - -       - -        - -      8.38%     8.38%
Variable Rate Debt.........  $     - - $     - -  $     - - $ 110,000  $     - -  $     - - $ 110,000  $ 110,000
   Average Interest Rate...        - -       - -        - -     6.72%        - -        - -     6.72%

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------


         No matters were submitted to shareowners during the first quarter of 2001.


ITEM 5.  OTHER INFORMATION.
------   -----------------


         On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend which was distributed on February 16, 2001 to shareowners of record on February 5, 2001.

         At the Company's board of directors meeting on April 23, 2001, David Blackford was appointed to the Company's board of directors. Also at the meeting, the Company's board of directors declared a dividend of seven cents per share for the quarter ended March 31, 2001, payable May 22, 2001, to shareowners of record on May 8, 2001. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------


                  (a) Exhibit:

                           None.

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


Date:    May 7, 2001                      M.D.C. HOLDINGS, INC.
         -----------
                                          (Registrant)



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