Form 10-Q
period 2001-06-30
MDC HOLDINGS INC
filed 2001-08-06
CIK 773141

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

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          As of August 1, 2001, 24,252,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 2001 (Unaudited)
                           and December 31, 2000.......................    1

                         Statements of Income and Other Comprehensive
                           Income (Unaudited) for the three and
                           six months ended June 30, 2001 and 2000.....    3

                         Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 2001 and 2000.....    4

                         Notes to Financial Statements (Unaudited).....    5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations..................................    9

               Item 3.   Quantitative and Qualitative Disclosures
                           About Market Risk...........................   19

Part II.       Other Information:

               Item 1.   Legal Proceedings.............................   20

               Item 4.   Submission of Matters to a Vote of
                           Shareowners.................................   20

               Item 5.   Other Information.............................   20

               Item 6.   Exhibits and Reports on Form 8-K..............   20


                                      (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                  --------------   --------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $       25,313   $        8,411
   Property and equipment, net.................................................            3,113            3,069
   Deferred income taxes.......................................................           35,639           31,821
   Deferred debt issue costs, net..............................................            2,066            2,180
   Other assets, net...........................................................            7,584            8,039
                                                                                  --------------   --------------
                                                                                          73,715           53,520
                                                                                  --------------   --------------
Homebuilding
   Cash and cash equivalents...................................................            5,826            5,265
   Home sales and other accounts receivable....................................            7,670            4,713
   Inventories, net
     Housing completed or under construction...................................          562,861          443,512
     Land and land under development...........................................          397,704          388,711
   Prepaid expenses and other assets, net......................................           51,727           51,631
                                                                                  --------------   --------------
                                                                                       1,025,788          893,832
                                                                                  --------------   --------------
Financial Services
   Cash and cash equivalents...................................................              449              439
   Mortgage loans held in inventory............................................          116,216          107,151
   Other assets, net...........................................................            3,601            6,656
                                                                                  --------------   --------------
                                                                                         120,266          114,246
                                                                                  --------------   --------------

         Total Assets..........................................................   $    1,219,769   $    1,061,598
                                                                                  ==============   ==============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                  --------------   --------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................  $       46,676   $       50,843
   Income taxes payable.........................................................           2,021            9,558
   Senior notes, net............................................................         174,473          174,444
                                                                                  --------------   --------------
                                                                                         223,170          234,845
                                                                                  --------------   --------------
Homebuilding
   Accounts payable and accrued expenses........................................         186,582          164,660
   Line of credit...............................................................         147,000           90,000
                                                                                  --------------   --------------
                                                                                         333,582          254,660
                                                                                  --------------   --------------
Financial Services
   Accounts payable and accrued expenses........................................          21,313           15,404
   Line of credit...............................................................          69,807           74,459
                                                                                  --------------   --------------
                                                                                          91,120           89,863
                                                                                  --------------   --------------
         Total Liabilities......................................................         647,872          579,368
                                                                                  --------------   --------------

COMMITMENTS AND CONTINGENCIES...................................................             - -              - -
                                                                                  --------------   --------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,430,000 and
     30,755,000 shares issued, respectively, at June 30, 2001 and
     December 31, 2000..........................................................             314              308
   Additional paid-in capital...................................................         289,024          266,337
   Retained earnings............................................................         348,019          282,893
   Accumulated other comprehensive income.......................................              33              167
                                                                                  --------------   --------------
                                                                                         637,390          549,705
   Less treasury stock, at cost; 7,208,000 and 7,426,000 shares, respectively,
     at June 30, 2001 and December 31, 2000.....................................         (65,493)         (67,475)
                                                                                  --------------   --------------
         Total Stockholders' Equity.............................................         571,897          482,230
                                                                                  --------------   --------------

         Total Liabilities and Stockholders' Equity.............................  $    1,219,769   $    1,061,598
                                                                                  ==============   ==============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
    Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                             -------------------------    -------------------------
                                                                 2001          2000           2001          2000
                                                             -----------   -----------    -----------   -----------
REVENUES
   Homebuilding..........................................    $   499,010   $   411,942    $   910,106   $   752,951
   Financial services....................................          8,998         7,430         17,339        13,304
   Corporate.............................................            227           275            512           550
                                                             -----------   -----------    -----------   -----------
       Total Revenues....................................        508,235       419,647        927,957       766,805
                                                             -----------   -----------    -----------   -----------
COSTS AND EXPENSES
   Homebuilding..........................................        429,024       359,584        786,189       655,122
   Financial services....................................          4,272         3,450          8,409         6,875
   Corporate general and administrative..................         11,510         8,515         21,916        17,069
                                                             -----------   -----------    -----------   -----------
       Total Costs and Expenses..........................        444,806       371,549        816,514       679,066
                                                             -----------   -----------    -----------   -----------
Income before income taxes...............................         63,429        48,098        111,443        87,739
Provision for income taxes...............................        (24,586)      (19,289)       (43,317)      (37,909)
                                                             -----------   -----------    -----------   -----------
NET INCOME...............................................         38,843        28,809         68,126        49,830

Unrealized holding gains (losses) on securities arising
   during the period.....................................            126           (89)          (241)         (127)
Less reclassification adjustment for (gains) losses
   included in net income................................            171           (76)           107        (3,450)
                                                             -----------   -----------    -----------   -----------
Net gains (losses) recognized in other comprehensive
   income during the period, net of deferred income taxes            297          (165)          (134)       (3,577)
                                                             -----------   -----------    -----------   -----------
OTHER COMPREHENSIVE INCOME...............................    $    39,140   $    28,644    $    67,992   $    46,253
                                                             ===========   ===========    ===========   ===========
EARNINGS PER SHARE

   Basic.................................................    $      1.61   $      1.22    $      2.86   $      2.08
                                                             ===========   ===========    ===========   ===========
   Diluted...............................................    $      1.56   $      1.20    $      2.76   $      2.05
                                                             ===========   ===========    ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic.................................................         24,062        23,625         23,820        23,969
                                                             ===========   ===========    ===========   ===========
   Diluted...............................................         24,832        24,004         24,665        24,292
                                                             ===========   ===========    ===========   ===========
DIVIDENDS PAID PER SHARE.................................    $       .07   $       .06    $       .13   $       .12
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

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                          --------------------------
                                                                              2001           2000
                                                                          -----------    -----------
OPERATING ACTIVITIES
Net income...........................................................     $    68,126    $    49,830
Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................          11,541          8,691
      Deferred income taxes..........................................          (3,818)        (5,640)
      Homebuilding asset impairment charge...........................             - -            800
      Net changes in assets and liabilities
           Home sales and other accounts receivable..................          (2,957)        (4,543)
           Homebuilding inventories..................................        (128,342)      (117,891)
           Prepaid expenses and other assets.........................          (8,368)        (8,473)
           Mortgage loans held in inventory..........................          (9,065)        14,050
           Accounts payable and accrued expenses ....................          29,448         11,049
      Other, net.....................................................           4,850         (2,068)
                                                                          -----------    -----------
Net cash used in operating activities................................         (38,585)       (54,195)
                                                                          -----------    -----------
FINANCING ACTIVITIES
Lines of credit
      Advances.......................................................         895,000        699,537
      Principal payments.............................................        (842,652)      (642,200)
Dividend payments....................................................          (3,001)        (2,669)
Stock repurchases....................................................             - -        (22,851)
Proceeds from exercise of stock options..............................           6,711          2,231
                                                                          -----------    -----------
Net cash provided by financing activities............................          56,058         34,048
                                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents.................          17,473        (20,147)
Cash and cash equivalents
      Beginning of period............................................          14,115         38,930
                                                                          -----------    -----------
      End of period..................................................     $    31,588    $    18,783
                                                                          ===========    ===========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals), which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2001           2000             2001           2000
                                                      -----------     ------------    -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    19,770     $    17,615     $    19,417     $    17,406

         Interest incurred.......................           5,727           5,711          11,759          10,492

         Interest expensed.......................             - -             - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (5,994)         (5,289)        (11,673)         (9,861)
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    19,503     $    18,037     $    19,503     $    18,037
                                                      ===========     ===========     ===========     ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                 ------------------------    -------------------------
                                                                    2001          2000          2001          2000
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share

            Net income.......................................    $    38,843   $    28,809   $    68,126   $    49,830
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         24,062        23,625        23,820        23,969
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.61   $      1.22   $      2.86   $      2.08
                                                                 ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Net income.......................................    $    38,843   $    28,809   $    68,126   $    49,830
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         24,062        23,625        23,820        23,969
            Stock options, net...............................            770           379           845           323
                                                                 -----------   -----------   -----------   -----------
            Diluted weighted-average shares outstanding......         24,832        24,004        24,665        24,292
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.56   $      1.20   $      2.76   $      2.05
                                                                 ===========   ===========   ===========   ===========

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2001           2000             2001           2000
                                                      -----------     ------------    -----------     -----------
         Homebuilding
              Home sales.........................     $   497,406     $   407,459     $   907,126     $   736,910
              Land sales.........................             413           3,050             759           4,543
              Other revenues.....................           1,191           1,433           2,221          11,498
                                                      -----------     -----------     -----------     -----------
                                                          499,010         411,942         910,106         752,951
                                                      -----------     -----------     -----------     -----------

              Home cost of sales.................         379,572         317,067         694,009         576,894
              Land cost of sales.................             194           1,356             457           2,355
              Asset impairment charge............             - -             800             - -             800
              Marketing expenses.................          27,064          23,163          49,917          41,847
              General and administrative expenses          22,194          17,198          41,806          33,226
                                                      -----------     -----------     -----------     -----------
                                                          429,024         359,584         786,189         655,122
                                                      -----------     -----------     -----------     -----------
                  Homebuilding Operating Profit..          69,986          52,358         123,917          97,829
                                                      -----------     -----------     -----------     -----------
         Financial Services
            Revenues
              Interest...........................             914             571           1,455           1,063
              Origination fees...................           4,467           3,242           8,152           6,038
              Gains on sales of mortgage servicing            719           1,372           2,402           1,829
              Gains on sales of mortgage loans, net         2,936           2,092           5,510           4,092
              Mortgage servicing and other.......             (38)            153            (180)            282
                                                      -----------     -----------     -----------     -----------
                                                            8,998           7,430          17,339          13,304
            General and Administrative Expenses..           4,272           3,450           8,409           6,875
                                                      -----------     -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           4,726           3,980           8,930           6,429
                                                      -----------     -----------     -----------     -----------
          Total Operating Profit.................          74,712          56,338         132,847         104,258
                                                      -----------     -----------     -----------     -----------
         Corporate
              Interest and other revenues........             227             275             512             550
              General and administrative expenses         (11,510)         (8,515)        (21,916)        (17,069)
                                                      -----------     -----------     -----------     -----------
                  Net Corporate Expenses.........         (11,283)         (8,240)        (21,404)        (16,519)
                                                      -----------     -----------     -----------     -----------

         Income Before Income Taxes..............     $    63,429     $    48,098     $   111,443     $    87,739
                                                      ===========     ===========     ===========     ===========

E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             2001            2000
                                                                        ------------    ------------
    Cash paid during the period for
         Interest....................................................    $    11,365     $    10,517
         Income taxes................................................    $    45,126     $    31,998

F.    Stockholders' Equity

         Stock Repurchase Programs - On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases ranged from $13.53 to $22.02 with an average cost of $15.96. There were no repurchases during the six months ended June 30, 2001. At June 30, 2001, the Company held 7,208,000 shares of treasury stock with an average purchase price of $9.09.

         Stock Dividend - On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend that was distributed on February 16, 2001 to shareowners of record on February 5, 2001. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the quarter and the six months ended June 30, 2000 to reflect the effect of this stock dividend. In addition, stockholders' equity has been adjusted to reflect the stock dividend as if it had been paid on December 31, 2000.

         Stock Contributions - In the second quarter and first half of 2001, the Company committed to contribute $1,000,000 and $2,000,000, respectively, to the M.D.C. Holdings, Inc. Charitable Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 1999. Pursuant to this commitment, in April and June 2001, respectively, 28,145 and 29,744 shares of MDC common stock valued at a total of $2,000,000 were transferred to the Foundation. No contributions were made in the first half of 2000. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

G.    Sale of Investments

         During the quarter and six months ended June 30, 2001, net income included realized pre-tax losses of $465,000 and $291,000, respectively, less applicable tax benefits of $294,000 and $184,000, respectively, from the sale of certain investments by the Company's captive insurance subsidiary, compared with gains of $209,000 and $9,521,000, respectively, less applicable taxes of $133,000 and $6,071,000, respectively, for the comparable periods in 2000.

H.    Lines of Credit

         Homebuilding - In October 1999, the homebuilding line of credit (the "Homebuilding Line") was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $438,000,000 in April 2001.
Commitments increased to $450,000,000 in June 2001 with the addition of two new banks to the lending group. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At June 30, 2001, $147,000,000 was borrowed and $10,697,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2001, the Company modified the terms of its mortgage lending bank line of credit (the "Mortgage Line"), increasing the available borrowings from $100,000,000 to $125,000,000. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At June 30, 2001, $69,807,000 was borrowed and an additional $31,093,000 was collateralized and available to be borrowed. The Mortgage Line is cancellable upon 90 days' notice.

I.    Derivative Instruments and Hedging Activities

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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                  Six Months
                                                           Ended June 30,                Ended June 30,
                                                      -------------------------    -------------------------
                                                          2001          2000           2001          2000
                                                      -----------   -----------    -----------   -----------

      Revenues....................................    $   508,235   $   419,647    $   927,957   $   766,805

      Income Before Income Taxes..................    $    63,429   $    48,098    $   111,443   $    87,739

      Net Income..................................    $    38,843   $    28,809    $    68,126   $    49,830

      Earnings Per Share
           Basic..................................    $      1.61   $      1.22    $      2.86   $      2.08

           Diluted................................    $      1.56   $      1.20    $      2.76   $      2.05

         Revenues for the second quarter and first half of 2001 increased by $88,588,000 and $161,152,000, respectively, compared with the same periods in 2000, primarily due to increased homebuilding revenues resulting from higher home closings and significant increases in average selling price per home closed. Revenues for the first six months of 2000 included gains of $9,521,000 realized on sales of certain investments by MDC's captive insurance subsidiary.

         Income before income taxes increased 32% and 27%, respectively, in the second quarter and first half of 2001, compared with the same periods in 2000. These increases primarily were a result of higher operating profit from the Company's homebuilding segment, due to the increase in homebuilding revenues described above and 150 and 180 basis point increases, respectively, in Home Gross Margins (as defined below) for the second quarter and first half of 2001 compared with the same periods in 2000. These increases partially were offset by the $9,521,000 investment gains in the first half of 2000, discussed above.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                  Three Months                        Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2001              2000             2001              2000
                                                        -------------     -------------    -------------     -------------

     Home Sales Revenues...........................     $     497,406     $     407,459    $     907,126     $     736,910
     Operating Profit..............................     $      69,986     $      52,358    $     123,917     $      97,829
     Average Selling Price Per Home Closed.........     $       258.5     $       218.9    $       246.3     $       216.0
     Home Gross Margins............................             23.7%             22.2%            23.5%             21.7%
        Excluding Interest in Home Cost of Sales...             24.9%             23.4%            24.8%             23.0%

     Orders For Homes, net (units)
            Colorado...............................               639               615            1,607             1,466
            California.............................               414               445              855               857
            Arizona................................               534               456            1,266               913
            Nevada.................................               162               199              430               432
            Virginia...............................               144               186              364               464
            Maryland...............................                80                71              178               157
                                                        -------------     -------------    -------------     -------------
                Total..............................             1,973             1,972            4,700             4,289
                                                        =============     =============    =============     =============
     Homes Closed (units)
            Colorado...............................               671               798            1,300             1,450
            California.............................               375               299              615               518
            Arizona................................               513               364            1,011               689
            Nevada.................................               169               166              328               288
            Virginia...............................               136               158              306               322
            Maryland...............................                60                76              123               145
                                                        -------------     -------------    -------------     -------------
                Total..............................             1,924             1,861            3,683             3,412
                                                        =============     =============    =============     =============

                                                           June 30,        December 31,       June 30,
                                                             2001              2000             2000
                                                        -------------     -------------    -------------
     Backlog (units)
            Colorado...............................             1,692             1,385            1,642
            California.............................               748               508              596
            Arizona................................             1,065               747              676
            Nevada.................................               300               198              281
            Virginia...............................               386               328              432
            Maryland...............................               181               126              191
                                                        -------------     -------------    -------------
                Total..............................             4,372             3,292            3,818
                                                        =============     =============    =============
     Backlog Estimated Sales Value.................     $   1,110,000     $     775,000    $     840,000
                                                        =============     =============    =============
     Active Subdivisions
            Colorado...............................                61                48               46
            California.............................                25                29               25
            Arizona................................                29                27               28
            Nevada.................................                 7                10               10
            Virginia...............................                11                12               13
            Maryland...............................                 4                 7                7
                                                        -------------     -------------    -------------
                Total..............................               137               133              129
                                                        =============     =============    =============

                                       -10-

         Home Sales Revenues - Home sales revenues in the second quarter and first half of 2001 were 22% and 23% higher, respectively, than home sales revenues for the same periods in 2000. The improved revenues primarily were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings in the second quarter and first half of 2001 were 3% and 8% higher, respectively, than in the same periods in 2000. Home closings in the second quarter and first half of 2001 particularly were strong in (1) Phoenix (increases of 70% and 83%, respectively), Southern California (increases of 17% and 13%, respectively) and Nevada (increases of 2% and 14%, respectively) as a result of the strong demand for new homes in these markets; and (2) Northern California (increases of 41% and 30%, respectively), where the Company has almost doubled the number of active subdivisions since June 2000. Home closings decreased in the second quarter and first half of 2001 in Colorado, compared with the same periods in 2000, primarily due to lower home orders resulting from fewer active subdivisions, many of which were nearing close-out, in the second half of 2000.

         Average Selling Price Per Home Closed - The average selling price per home closed in the second quarter and first half of 2001 increased $39,600 and $30,300, respectively, compared with the same periods in 2000, as each of the Company's markets realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices exceeded $400,000; and (3) increased sales per home from the Company's design centers in Colorado, Virginia, Southern California, Phoenix, Las Vegas and Northern California.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins for the 2001 second quarter and first half increased 150 and 180 basis points, respectively, compared with the same periods in 2000. The increases largely were due to (1) selling price increases in most of the Company's markets; (2) increased sales of higher-margin products through the Company's design centers; (3) a reduction of previous estimates of costs to complete land development and homes in certain projects in Phoenix, California and Colorado; (4) in Maryland, fewer under-performing subdivisions in 2001 and management's continued efforts to improve profitability; and (5) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. The impact of these increases partially was offset by, among other things, the rising cost of land.

         Future Home Gross Margins may be impacted adversely by (1) an increase in competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. Looking forward to the balance of 2001, we currently anticipate that Home Gross Margins in the third and fourth quarters may be lower than the record level achieved in the 2001 second quarter, but should exceed 22%. See "Forward-Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes in the second quarter of 2001 were approximately the same as for the comparable period in 2000. In the first six months of 2001, home orders were 10% higher than the first six months of 2000. Home orders in the second quarter of 2001 particularly were strong in Phoenix, due to a greater number of active subdivisions and the continued strong demand for new homes in that market. Home orders in Southern California, Virginia and Nevada decreased in the second quarter of 2001, compared with the same period in 2000, primarily due to a temporary reduction in the number of active subdivisions in these markets.

         Homes under contract but not yet delivered ("Backlog") at June 30, 2001 was 4,372 units with an estimated sales value of $1,110,000,000, compared with a Backlog of 3,818 units with an estimated sales value of $840,000,000 at June 30, 2000. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its June 30, 2001 Backlog to close under existing sales contracts during the second half of 2001 and first quarter of 2002. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         The Company received 602 orders for homes in July 2001, compared with 779 orders for July 2000. The July 2001 decrease primarily is attributable to
(1) a reduced number of active subdivisions in Virginia and Nevada; (2) four new subdivision grand openings in Northern California in July 2000, which produced an average of 14 orders per subdivision, compared with five orders per subdivision in 2001; and (3) a slower sales pace in Colorado, compared with the unseasonably strong demand in July 2000, primarily resulting from a significant number of new subdivisions selling without model homes, competition from an increasing resale home inventory and a general slowing in the new home market in Denver and northern Colorado. The Company anticipates opening a total of eight new subdivisions in Virginia and Nevada in the next 90 days. In addition, the Company plans to have over 40 new model homes open in Denver and northern Colorado before the end of 2001. See "Forward-Looking Statements" below.

         Other Revenues - Other revenues of $11,498,000 for the first half of 2000 included net pre-tax gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $9,521,000.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totalled $27,064,000 and $49,917,000, respectively, for the quarter and six months ended June 30, 2001, compared with $23,163,000 and $41,847,000, respectively, for the same periods in 2000. The increases in 2001 primarily were volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company's increased home sale revenues. Notwithstanding the increased costs, marketing expenses decreased as a percentage of home sales revenues for the quarter and six months ended June 30, 2001 to 5.4% and 5.5%, respectively, compared to 5.7% for the comparable periods in 2000.

         General and Administrative - General and administrative expenses increased to $22,194,000 and $41,806,000, respectively, during the second quarter and first half of 2001, compared with $17,198,000 and $33,226,000, respectively, for the same periods in 2000, primarily due to increased compensation and other overhead costs associated with expanded operations in most of the Company's markets.

         Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total option deposits (dollars in thousands).

                                                  June 30,     December 31,     June 30,
                                                    2001           2000           2000
                                                -----------    -----------    -----------
    Colorado..................................  $   155,508    $   126,524    $    81,365
    California................................      110,528        149,088        149,012
    Arizona...................................       57,195         50,937         43,412
    Nevada....................................       32,454         26,546         23,975
    Virginia..................................       34,401         29,596         10,838
    Maryland..................................        7,618          6,020          5,679
                                                -----------    -----------    -----------
         Total................................  $   397,704    $   388,711    $   314,281
                                                ===========    ===========    ===========
    Total Lots Owned (excluding lots in
      work-in-process)........................       12,439         11,633         10,400

    Total Lots Controlled Under Option........        7,746          8,131          8,314
                                                -----------    -----------    -----------
         Total Lots Owned and Controlled
         (excluding lots in work-in-process)..       20,185         19,764         18,714
                                                ===========    ===========    ===========
    Total Cash Option Deposits................  $    14,651    $    10,838    $     6,922
                                                ===========    ===========    ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                        -------------------------   -------------------------
                                                            2001          2000          2001          2000
                                                        -----------   -----------   -----------   -----------

       Loan Origination Fees.......................     $     4,467   $     3,242   $     8,152   $     6,038

       Gains on Sales of Mortgage Servicing, net...     $       719   $     1,372   $     2,402   $     1,829

       Gains on Sales of Mortgage Loans, net.......     $     2,936   $     2,092   $     5,510   $     4,092

       Operating Profit............................     $     4,726   $     3,980   $     8,930   $     6,429

       Principal Amount of Loan Originations
          MDC home buyers..........................     $   288,875   $   206,964   $   519,164   $   375,932
          Spot.....................................          19,226         3,777        28,430         7,837
                                                        -----------   -----------   -----------   -----------
                Total..............................     $   308,101   $   210,741   $   547,594   $   383,769
                                                        ===========   ===========   ===========   ===========
       Principal Amount of Loans Brokered
          MDC home buyers..........................     $    57,296   $    62,876   $   110,858   $   112,622
          Spot.....................................           3,839         1,217         7,094         2,391
                                                        -----------   -----------   -----------   -----------
                Total..............................     $    61,135   $    64,093   $   117,952   $   115,013
                                                        ===========   ===========   ===========   ===========
       Capture Rate................................             74%           63%           73%           64%
                                                        ===========   ===========   ===========   ===========
          Including brokered loans.................             86%           79%           85%           80%
                                                        ===========   ===========   ===========   ===========

         HomeAmerican's operating profit for the second quarter and first half of 2001 increased, compared with the same periods in 2000, due to higher gains on sales of mortgage loans, as well as higher origination fee income. The principal amount of originated and brokered loans increased by $94,402,000 and $166,764,000, respectively, in the second quarter and first half of 2001, compared with the same periods in 2000. These improvements primarily were due to the Company's higher home closings and an increase in HomeAmerican's Capture Rate (as defined below). HomeAmerican continues to benefit from the Company's homebuilding growth, as MDC home buyers were the source of approximately 94% and 95%, respectively, of the principal amount of mortgage loans originated and brokered by HomeAmerican in the second quarter and first half of 2001.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") increased to 74% and 73%, respectively, for the quarter and six months ended June 30, 2001, compared with 63% and 64%, respectively, for the same periods in 2000. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 86% and 85%, respectively, for the second quarter and first half of 2001, compared with 79% and 80%, respectively, for the same periods in 2000.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. These contracts are the only significant financial derivative instruments utilized by MDC.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totalled zero for the second quarter and first half of both 2001 and 2000. For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totalled $11,510,000 and $21,916,000, respectively, during the second quarter and first half of 2001, compared with $8,515,000 and $17,069,000, respectively, for the same periods of 2000. The increases in the 2001 periods primarily were due to (1) greater compensation-related costs in 2001 principally resulting from the Company's higher profitability and increased homebuilding activities; and (2) $1,000,000 and $2,000,000, respectively, of contributions to the M.D.C. Holdings, Inc. Charitable Foundation in the second quarter and first six months of 2001 (see Note F to the Company's Condensed Consolidated Financial Statements).

         Income Taxes - MDC's overall effective income tax rates of 38.8% and 38.9% for the second quarter and first half of 2001, respectively, compared with 40.1% and 43.2%, respectively, for the same periods in 2000, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. In addition, in the first half of 2000, the investment gains of $9,521,000, discussed under "Results of Operations" above, were subject to taxation at both the subsidiary level and corporate level, resulting in taxes at an effective rate of 64%.

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

Lines of Credit and Other

         Homebuilding - The Company maintains an unsecured revolving line of credit with a group of lenders to support its homebuilding operations (the "Homebuilding Line"). In October 1999, the terms of the Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $438,000,000 in April 2001. Commitments increased to $450,000,000 in June 2001 with the addition of two new banks to the lending group. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At June 30, 2001, $147,000,000 was borrowed and $10,697,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate and purchase mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its mortgage lending bank line of credit (the "Mortgage Line"). These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first six months of 2001 and 2000, HomeAmerican sold $537,280,000 and $397,025,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         In June 2001, the Company modified the terms of its Mortgage Line, increasing the available borrowings from $100,000,000 to $125,000,000. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At June 30, 2001, $69,807,000 was borrowed and an additional $31,093,000 was collateralized and available to be borrowed. The Mortgage Line is cancellable upon 90 days' notice.

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

MDC Common Stock Repurchase Programs

         On January 24, 2000, MDC's board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases ranged from $13.53 to $22.02 with an average cost of $15.96. There were no repurchases during the six months ended June 30, 2001. At June 30, 2001, the Company held 7,208,000 shares of treasury stock with an average purchase price of $9.09.

Consolidated Cash Flow

         During the first six months of 2001 and 2000, the Company used $38,585,000 and $54,195,000, respectively, of cash in its operating activities, primarily to finance increases in homebuilding inventories related to its expanded homebuilding operations. In addition, in the first half of 2000, the Company used $22,851,000 to repurchase 1,552,900 shares of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.

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

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") was issued. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS 142 must be adopted as of January 1, 2002. The Company has determined that SFAS 142 will not have a material effect on the Company's financial position or results of operations. See "Forward-Looking Statements" below.

         In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") was issued. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS 141 is effective for any business combination completed after June 30, 2001, and did not have a material effect on the Company's financial position or results of operation.

         In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

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

         As of June 30, 2001, short-term debt was $69,807,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at June 30, 2001 are as follows (dollars in thousands).

                                             Maturities through December 31,
                            ---------------------------------------------------------------            Estimated
                               2001      2002       2003      2004       2005    Thereafter   Total   Fair Value
                            ---------- --------- ---------- --------- ---------- ---------- --------- ----------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 175,000 $ 175,000  $ 174,563
   Average Interest Rate
     units)................        - -       - -        - -       - -        - -      8.38%     8.38%
Variable Rate Debt.........  $     - - $     - -  $     - - $ 147,000  $     - -  $     - - $ 147,000  $ 147,000
   Average Interest Rate...        - -       - -        - -     5.23%        - -        - -     5.23%

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

         The Company is not aware of any litigation, matter or pending claim against the Company that would result in material contingent liabilities related to environmental hazards or asbestos.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------

         MDC held its Annual  Meeting of  Shareowners  (the  "Meeting")  on
May 21, 2001. At the Meeting, (1) Larry A. Mizel and Herbert T. Buchwald were re-elected as Class I Directors for three-year terms, expiring in 2004;
(2) the M.D.C.  Holdings,  Inc. 2001 Equity  Incentive  Plan was approved;  and
(3) the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors was approved.


ITEM 5.  OTHER INFORMATION.
------   -----------------

         On July 23, 2001, the Company's board of directors declared a dividend of seven cents per share for the quarter ended June 30, 2001, payable August 22, 2001 to shareowners of record on August 8, 2001. Future dividend payments are subject to the discretion of the Company's board of directors.


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


Date:    August 3, 2001                  M.D.C. HOLDINGS, INC.
         --------------
                                        (Registrant)



                                         By:   /s/ Paris G. Reece III
                                               --------------------------------
                                               Paris G. Reece III,
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer