Form 10-Q
period 2001-09-30
MDC HOLDINGS INC
filed 2001-11-07
CIK 773141

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

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


           As of November 6, 2001, 24,138,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 2001
                           (Unaudited) and December 31, 2000..........     1

                         Statements of Income and Other Comprehensive
                           Income (Unaudited) for the three and nine
                           months ended September 30, 2001 and 2000...     3

                         Statements of Cash Flows (Unaudited) for the
                           nine months ended September 30, 2001
                           and 2000...................................     4

                         Notes to Financial Statements (Unaudited)....     5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.................................    10

               Item 3.   Quantitative and Qualitative Disclosures
                           About Market Risk..........................    19

Part II.       Other Information:

               Item 1.   Legal Proceedings............................    20

               Item 4.   Submission of Matters to a Vote of
                           Shareowners................................    20

               Item 5.   Other Information............................    20

               Item 6.   Exhibits and Reports on Form 8-K.............    20


                                       (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   September 30,   December 31,
                                                                                       2001            2000
                                                                                  -------------   -------------
                                                                                    (Unaudited)
ASSETS
Corporate
   Cash and cash equivalents................................................      $      11,676   $       8,411
   Property and equipment, net..............................................              2,895           3,069
   Deferred income taxes....................................................             34,719          31,821
   Deferred debt issue costs, net...........................................              2,007           2,180
   Other assets, net........................................................              7,908           8,039
                                                                                  -------------   -------------
                                                                                         59,205          53,520
                                                                                  -------------   -------------
Homebuilding
   Cash and cash equivalents................................................              5,546           5,265
   Home sales and other accounts receivable.................................              8,359           4,713
   Inventories, net
     Housing completed or under construction................................            596,300         443,512
     Land and land under development........................................            433,890         388,711
   Prepaid expenses and other assets, net...................................             49,587          51,631
                                                                                  -------------   -------------
                                                                                      1,093,682         893,832
Financial Services
   Cash and cash equivalents................................................                528             439
   Mortgage loans held in inventory.........................................            106,042         107,151
   Other assets, net........................................................              5,682           6,656
                                                                                  -------------   -------------
                                                                                        112,252         114,246
                                                                                  -------------   -------------
         Total Assets.......................................................      $   1,265,139   $   1,061,598
                                                                                  =============   =============

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                   September 30,   December 31,
                                                                                       2001            2000
                                                                                  -------------   -------------
                                                                                    (Unaudited)
LIABILITIES
Corporate
   Accounts payable and accrued expenses........................................  $      49,351   $      50,843
   Income taxes payable.........................................................         25,628           9,558
   Senior notes, net............................................................        174,488         174,444
                                                                                  -------------   -------------
                                                                                        249,467         234,845
                                                                                  -------------   -------------
Homebuilding
   Accounts payable and accrued expenses........................................        192,088         164,660
   Line of credit...............................................................        145,000          90,000
                                                                                  -------------   -------------
                                                                                        337,088         254,660
                                                                                  -------------   -------------
Financial Services
   Accounts payable and accrued expenses........................................         22,872          15,404
   Line of credit...............................................................         48,334          74,459
                                                                                  -------------   -------------
                                                                                         71,206          89,863
                                                                                  -------------   -------------
         Total Liabilities......................................................        657,761         579,368
                                                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES...................................................            - -             - -
                                                                                  -------------   -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...            - -             - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,463,000 and
     30,755,000 shares issued, respectively, at September 30, 2001 and
     December 31, 2000..........................................................            315             308
   Additional paid-in capital...................................................        289,671         266,337
   Retained earnings............................................................        386,783         282,893
   Accumulated other comprehensive income (loss)................................           (171)            167
                                                                                  -------------   -------------
                                                                                        676,598         549,705
   Less treasury stock, at cost; 7,325,000 and 7,426,000 shares, respectively,
     at September 30, 2001 and December 31, 2000................................        (69,220)        (67,475)
                                                                                  -------------   -------------
         Total Stockholders' Equity.............................................        607,378         482,230
                                                                                  -------------   -------------
         Total Liabilities and Stockholders' Equity.............................  $   1,265,139   $   1,061,598
                                                                                  =============   =============

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
  Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months                     Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                 ---------------------------     ---------------------------
                                                                     2001            2000            2001           2000
                                                                 ------------    ------------    ------------   ------------
REVENUES
   Homebuilding............................................      $    511,008    $    438,818    $  1,421,114   $  1,191,769
   Financial services......................................            10,081           7,203          27,420         20,507
   Corporate...............................................               223             218             735            768
                                                                 ------------    ------------    ------------   ------------
       Total Revenues......................................           521,312         446,239       1,449,269      1,213,044
                                                                 ------------    ------------    ------------   ------------
COSTS AND EXPENSES
   Homebuilding............................................           439,094         377,623       1,225,283      1,032,745
   Financial services......................................             4,331           3,833          12,740         10,708
   Corporate general and administrative....................            11,097          11,168          33,013         28,237
                                                                 ------------    ------------    ------------   ------------
       Total Costs and Expenses............................           454,522         392,624       1,271,036      1,071,690
                                                                 ------------    ------------    ------------   ------------

Income before income taxes.................................            66,790          53,615         178,233        141,354
Provision for income taxes.................................           (26,265)        (19,355)        (69,582)       (57,264)
                                                                 ------------    ------------    ------------   ------------
NET INCOME.................................................            40,525          34,260         108,651         84,090

Unrealized holding gains (losses) on securities arising
   during the period.......................................               (40)             92            (281)           (35)
Less reclassification adjustment for gains included in net
   income..................................................              (164)            (81)            (57)        (3,531)
                                                                 ------------    ------------    ------------   ------------
Net gains (losses) recognized in other comprehensive income
   during the period, net of deferred income taxes.........              (204)             11            (338)        (3,566)
                                                                 ------------    ------------    ------------   ------------
OTHER COMPREHENSIVE INCOME.................................      $     40,321    $     34,271    $    108,313   $     80,524
                                                                 ============    ============    ============   ============
EARNINGS PER SHARE
   Basic...................................................      $       1.67     $      1.47     $      4.54    $      3.54
                                                                 ============     ===========     ===========    ===========
   Diluted.................................................      $       1.63     $      1.44     $      4.39    $      3.48
                                                                 ============     ===========     ===========    ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic...................................................            24,231          23,297          23,958         23,746
                                                                 ============    ============    ============   ============
   Diluted.................................................            24,882          23,870          24,739         24,153
                                                                 ============    ============    ============   ============
DIVIDENDS PAID PER SHARE...................................      $        .07     $       .06     $       .20    $       .18
                                                                 ============     ===========     ===========    ===========

           See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Nine Months
                                                                               Ended September 30,
                                                                              2001             2000
                                                                          -------------    -------------
OPERATING ACTIVITIES
 Net income..........................................................     $     108,651    $      84,090
 Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................            17,889           14,793
      Deferred income taxes..........................................            (2,898)          (8,541)
      Homebuilding asset impairment charges..........................             2,900              800
      Net changes in assets and liabilities
         Home sales and other accounts receivable....................            (3,646)          (7,161)
         Homebuilding inventories....................................          (200,867)        (178,353)
         Prepaid expenses and other assets...........................           (12,125)         (15,197)
         Mortgage loans held in inventory............................             1,109           (6,299)
         Accounts payable and accrued expenses.......................            63,032           10,506
      Other, net.....................................................             2,082           (2,132)
                                                                          -------------    -------------
Net cash used in operating activities................................           (23,873)        (107,494)
                                                                          -------------    -------------
FINANCING ACTIVITIES
Lines of credit
     Advances........................................................         1,381,900        1,167,881
     Principal payments..............................................        (1,353,025)      (1,048,300)
Dividend payments....................................................            (4,761)          (3,954)
Stock repurchases....................................................            (3,845)         (30,828)
Proceeds from exercise of stock options..............................             7,239            2,704
                                                                          -------------    -------------
Net cash provided by financing activities............................            27,508           87,503
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents.................             3,635          (19,991)
Cash and cash equivalents
     Beginning of period.............................................            14,115           38,930
                                                                          -------------    -------------
     End of period...................................................     $      17,750    $      18,939
                                                                          =============    =============

           See notes to condensed consolidated financial statements.
                                      - 4 -

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 2001 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                             Three Months                     Nine Months
                                                          Ended September 30,             Ended September 30,
                                                      ---------------------------     ---------------------------
                                                          2001            2000            2001            2000
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    19,503     $    18,037     $    19,417     $    17,406

         Interest incurred.......................           5,879           6,836          17,638          17,328

         Interest expensed.......................             - -             - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (5,921)         (6,041)        (17,594)        (15,902)
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, end of period.............     $    19,461     $    18,832     $    19,461     $    18,832
                                                      ===========     ===========     ===========     ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                        Three Months                 Nine Months
                                                                     Ended September 30,         Ended September 30,
                                                                 -------------------------   -------------------------
                                                                     2001          2000          2001          2000
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Net income.......................................    $    40,525   $    34,260   $   108,651   $    84,090
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         24,231        23,297        23,958        23,746
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.67   $      1.47   $      4.54   $      3.54
                                                                 ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Net income.......................................    $    40,525   $    34,260   $   108,651   $    84,090
                                                                 ===========   ===========   ===========   ===========

            Basic weighted-average shares outstanding........         24,231        23,297        23,958        23,746
            Stock options, net...............................            651           573           781           407
                                                                 -----------   -----------   -----------   -----------
            Diluted weighted-average shares outstanding......         24,882        23,870        24,739        24,153
                                                                 ===========   ===========   ===========   ===========

            Per share amounts................................    $      1.63   $      1.44   $      4.39   $      3.48
                                                                 ===========   ===========   ===========   ===========

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Nine Months
                                                           Ended September 30,            Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          2001            2000            2001            2000
                                                      ------------    ------------    ------------    ------------
         Homebuilding
              Home sales.........................     $    505,995    $    436,174    $  1,413,121    $  1,173,084
              Land sales.........................            2,142             939           2,901           5,482
              Other revenues.....................            2,871           1,705           5,092          13,203
                                                      ------------    ------------    ------------    ------------
                                                           511,008         438,818       1,421,114       1,191,769
                                                      ------------    ------------    ------------    ------------

              Home cost of sales.................          383,777         334,884       1,077,786         911,778
              Land cost of sales.................              646             842           1,103           3,197
              Asset impairment charges...........            2,900             - -           2,900             800
              Marketing expenses.................           28,116          24,230          78,033          66,077
              General and administrative expenses           23,655          17,667          65,461          50,893
                                                      ------------    ------------    ------------    ------------
                                                           439,094         377,623       1,225,283       1,032,745
                                                      ------------    ------------    ------------    ------------
                  Homebuilding Operating Profit..           71,914          61,195         195,831         159,024
                                                      ------------    ------------    ------------    ------------
         Financial Services
            Revenues
              Interest...........................              901             651           2,356           1,714
              Origination fees...................            4,418           3,535          12,570           9,573
              Gains on sales of mortgage servicing             461             706           2,863           2,535
              Gains on sales of mortgage loans, net          4,128           2,151           9,638           6,243
              Mortgage servicing and other.......              173             160              (7)            442
                                                      ------------    ------------    ------------    ------------
                                                            10,081           7,203          27,420          20,507
            General and Administrative Expenses..            4,331           3,833          12,740          10,708
                                                      ------------    ------------    ------------    ------------
                  Financial Services Operating
                    Profit.......................            5,750           3,370          14,680           9,799
                                                      ------------    ------------    ------------    ------------
          Total Operating Profit.................           77,664          64,565         210,511         168,823
                                                      ------------    ------------    ------------    ------------
         Corporate
              Interest and other revenues........              223             218             735             768
              General and administrative expenses          (11,097)        (11,168)        (33,013)        (28,237)
                                                      ------------    ------------    ------------    ------------
                  Net Corporate Expenses.........          (10,874)        (10,950)        (32,278)        (27,469)
                                                      ------------    ------------    ------------    ------------
         Income Before Income Taxes..............     $     66,790    $     53,615    $    178,233    $    141,354
                                                      ============    ============    ============    ============


E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                           2001            2000
                                                                       -----------     -----------
  Cash paid during the period for
      Interest...................................................      $    21,557     $    26,102
      Income taxes...............................................      $    62,488     $    65,633


F.    Stockholders' Equity

         Stock Repurchase Programs - On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. In September 2001, the Company repurchased 132,500 shares of MDC common stock, bringing the total shares repurchased to 2,064,300 and leaving 935,700 shares available to be repurchased as of September 30, 2001 under these programs. The per share prices, including commissions, for the 2,064,300 shares repurchased ranged from $13.53 to $29.02, with an average cost of $16.80. At September 30, 2001, the Company held 7,325,000 shares of treasury stock with an average purchase price of $9.45.

         Stock Dividend - On January 22, 2001, MDC's board of directors approved the payment of a 10% stock dividend that was distributed on February 16, 2001 to shareowners of record on February 5, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the quarter and the nine months ended September 30, 2000 to reflect the effect of this stock dividend. In addition, stockholders' equity has been adjusted to reflect the stock dividend as if it had been paid on December 31, 2000.

         Stock Contributions - In the first nine months of 2001, the Company committed to contribute $2,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 1999. Pursuant to this commitment, in April and June 2001, respectively, 28,145 and 29,744 shares of MDC common stock valued at a total of $2,000,000 were transferred to the Foundation. In the third quarter of 2000, the Company committed to contribute $1,000,000 to the Foundation. This contribution consisted of 27,489 shares of MDC common stock, valued at $900,000, and $100,000 in cash. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

G.    Sale of Investments

         During the quarter and nine months ended September 30, 2001, net income included realized pre-tax gains of $444,000 and $153,000, respectively, less applicable income taxes of $280,000 and $96,000, respectively, from the sale of certain investments by the Company's captive insurance subsidiary, compared with investment sale gains of $215,000 and $9,736,000, respectively, less applicable taxes of $134,000 and $6,205,000, respectively, for the comparable periods in 2000.

H.    Lines of Credit

         Homebuilding - In October 1999, the homebuilding line of credit (the "Homebuilding Line") was amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $450,000,000 in the 2001 second quarter. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At September 30, 2001, $145,000,000 was borrowed and $16,469,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2001, the Company modified the terms of its mortgage lending bank line of credit (the "Mortgage Line"), temporarily increasing the available borrowings from $100,000,000 to $125,000,000. In August 2001, the available borrowings were reduced to $100,000,000. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At September 30, 2001, $48,334,000 was borrowed and an additional $32,996,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

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

J.    Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141, effective for any business combination completed after June 30, 2001, did not have any effect on the Company's financial position or results of operation. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. The Company has determined that SFAS No. 142 will not have a material effect on the Company's financial position or results of operations upon adoption.

         In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, for fiscal years ending after December 15, 2000. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position or results of operations.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133" was issued. SFAS No. 133 and SFAS No. 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  INTRODUCTION


         M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the "Company" or as "MDC" in this Form 10-Q. The "Company" or "MDC" includes our subsidiaries unless we state otherwise. MDC's primary business is owning and managing subsidiary companies that build and sell homes under the name "Richmond American Homes." We also own and manage HomeAmerican Mortgage Corporation ("HomeAmerican"), which originates mortgage loans primarily for MDC's home buyers; American Home Title and Escrow Company ("American Home Title"), which provides title agency services; and American Home Insurance Agency, Inc. ("American Home Insurance"), which offers insurance to MDC's home buyers.


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                    Nine Months
                                                         Ended September 30,            Ended September 30,
                                                    ----------------------------   ----------------------------
                                                        2001           2000            2001            2000
                                                    ------------   ------------    ------------    ------------

        Revenues................................    $    521,312   $    446,239    $  1,449,269    $  1,213,044

        Income Before Income Taxes..............    $     66,790   $     53,615    $    178,233    $    141,354

        Net Income..............................    $     40,525   $     34,260    $    108,651    $     84,090

        Earnings Per Share:
             Basic..............................    $       1.67   $       1.47    $       4.54    $       3.54

             Diluted............................    $       1.63   $       1.44    $       4.39    $       3.48


         Revenues for the third quarter and first nine months of 2001 increased $75,073,000 and $236,225,000 respectively, compared with the same periods in 2000, primarily due to higher home closings and significant increases in average selling prices per home closed. Revenues for the first nine months of 2000 included gains of $9,736,000 realized on sales of certain investments by MDC's captive insurance subsidiary.

         Income before income taxes increased 25% and 26%, respectively, in the third quarter and first nine months of 2001, compared with the same periods in 2000. These increases primarily were a result of the factors contributing to the increases in revenues described above, as well as 100 and 140 basis point increases, respectively, in Home Gross Margins (as defined below) for the third quarter and first nine months of 2001, compared with the same periods in 2000. These increases partially were offset by the $9,736,000 investment gains in the first nine months of 2000, discussed above.

Homebuilding Segment

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                Three Months                     Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ----------------------------    ----------------------------
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
     Home Sales Revenues...........................     $    505,995    $    436,174    $  1,413,121    $  1,173,084
     Operating Profit..............................     $     71,914    $     61,195    $    195,831    $    159,024
     Average Selling Price Per Home Closed.........     $      243.7    $      224.5    $      245.4    $      219.1
     Home Gross Margins............................            24.2%           23.2%           23.7%           22.3%
         Excluding Interest in Home Cost of Sales..            25.3%           24.6%           25.0%           23.6%

     Orders For Homes, net (units)
           Colorado................................              494             668           2,101           2,134
           California..............................              362             415           1,217           1,272
           Arizona.................................              433             573           1,699           1,486
           Nevada..................................              161             199             591             631
           Virginia................................              117             177             481             641
           Maryland................................               61              60             239             217
                                                        ------------    ------------    ------------    ------------
                 Total.............................            1,628           2,092           6,328           6,381
                                                        ============    ============    ============    ============

     Homes Closed (units)
           Colorado................................              688             702           1,988           2,152
           California..............................              433             369           1,048             887
           Arizona.................................              611             405           1,622           1,094
           Nevada..................................              165             212             493             500
           Virginia................................              107             175             413             497
           Maryland................................               72              80             195             225
                                                        ------------    ------------    ------------    ------------
                 Total.............................            2,076           1,943           5,759           5,355
                                                        ============    ============    ============    ============

                                                        September 30,   December 31,    September 30,
                                                            2001            2000            2000
                                                        ------------    ------------    ------------
     Backlog (units)
           Colorado................................            1,498           1,385           1,608
           California..............................              677             508             642
           Arizona.................................              887             747             844
           Nevada..................................              296             198             268
           Virginia................................              396             328             434
           Maryland................................              170             126             171
                                                        ------------    ------------    ------------
                 Total.............................            3,924           3,292           3,967
                                                        ============    ============    ============
     Backlog Estimated Sales Value.................     $  1,050,000    $    775,000    $    930,000
                                                        ============    ============    ============
     Active Subdivisions
            Colorado...............................               64              48              44
            California.............................               27              29              24
            Arizona................................               27              27              27
            Nevada.................................                7              10               9
            Virginia...............................               10              12               9
            Maryland...............................                6               7               7
                                                        ------------    ------------    ------------
                 Total.............................              141             133             120
                                                        ============    ============    ============

         Home Sales Revenues - Home sales revenues in the third quarter and first nine months of 2001 were 16% and 20% higher, respectively, than home sales revenues for the same periods in 2000. The improved revenues were a result of increased home closings and significantly higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the three and nine months ended September 30, 2001 were 7% and 8% higher, respectively, than in the same periods in 2000. Home closings in the third quarter and first nine months of 2001 particularly were strong in (1) Phoenix (increases of 71% and 78%, respectively), as a result of the strong demand for new homes in this market in the fourth quarter of 2000 through the first half of 2001; and (2) Northern California (increases of 50% and 37%, respectively), where the Company has almost doubled the number of active subdivisions since September 2000. Home closings decreased in the third quarter and first nine months of 2001 in Colorado, Nevada and Virginia, compared with the same periods in 2000, primarily due to lower home orders resulting from fewer active subdivisions in Colorado in the second half of 2000, in Nevada in the second and third quarters of 2001, and in Virginia in the second half of 2000 and first nine months of 2001.

         Average Selling Price Per Home Closed - The average selling prices per home closed in the third quarter and first nine months of 2001 increased $19,200 and $26,300, respectively, compared with the same periods in 2000, as each of the Company's markets realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets throughout the first six months of 2001; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices approached $400,000; and (3) increased sales per home from the Company's design centers.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins for the third quarter and first nine months of 2001 increased 100 and 140 basis points, respectively, compared with the same periods in 2000. The increases largely were due to (1) selling price increases in most of the Company's markets; (2) increased sales of higher-margin products through the Company's design centers;
(3) a reduction of previous estimates of costs to complete land development and homes in most of the Company's markets; (4) in Maryland, fewer under-performing subdivisions in 2001 and management's continued efforts to improve profitability; and (5) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. The impact of these increases partially was offset by, among other things, the rising cost of land.

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

         Orders for Homes and Backlog - The Company received orders for 1,628 homes and 6,328 homes, respectively, net of cancellations, during the third quarter and first nine months of 2001, compared with net orders for 2,092 homes and 6,381 homes, respectively, for the same periods in 2000. Levels of gross home orders declined by approximately 30% during the week immediately following the tragic events of September 11th, compared with the weeks prior to such events, while the absolute number of home order cancellations were consistent. During the last two weeks of September, the number of cancellations remained relatively stable and home orders improved on both a gross and net basis, although not to weekly levels immediately prior to September 11th. In October 2001, with the number of cancellations actually lower than in September 2001, the Company received net orders for 462 homes, compared with 553 home orders in October 2000.

         In September and October of 2001, as well as throughout most of the 2001 third quarter, MDC orders continued to be impacted by reduced numbers of active subdivisions in Virginia, Nevada and Phoenix. A significant number of active subdivisions in these markets also were approaching close-out in this period. In addition, while the number of active subdivisions increased in Colorado, many of these new subdivisions have been selling out of trailers with models under construction, contributing to a lower absorption pace. MDC expects to open approximately 35 new model homes in Colorado before the end of 2001. See "Forward-Looking Statements" below.

         Homes under contract but not yet delivered ("Backlog") at September 30, 2001 was 3,924 units with an estimated sales value of $1,050,000,000, compared with a Backlog of 3,967 units with an estimated sales value of $930,000,000 at September 30, 2000. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its September 30, 2001 Backlog to close under existing sales contracts during the fourth quarter of 2001 and first half of 2002. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Other Revenues - Other revenues of $13,203,000 for the first nine months of 2000 included net pre-tax gains of $9,736,000 realized on the sales of certain investments by MDC's captive insurance subsidiary.

         Asset Impairment Charges - Operating results for the three and nine months ended September 30, 2001 were reduced by asset impairment charges of $2,900,000, compared with asset impairment charges of zero and $800,000, respectively, for the three and nine months ended September 30, 2000. The 2001 asset impairment charge resulted from the write-down to fair market value of two homebuilding projects in the San Francisco Bay area. Each of these projects offers homes with prices averaging over $750,000, and each has experienced a much slower than anticipated home order pace and significantly increased sales incentive requirements. These subdivisions are the Company's only two subdivisions selling at this high a price point in the San Francisco Bay area market. The 2000 asset impairment charge resulted from the write-down to fair value of a subdivision in Southern California that had experienced slow sales and negative Home Gross Margins.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $28,116,000 and $78,033,000, respectively, for the quarter and nine months ended September 30, 2001, compared with $24,230,000 and $66,077,000, respectively, for the same periods in 2000. The increases in 2001 primarily were volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company's increased home sale revenues.

         General and Administrative - General and administrative expenses increased to $23,655,000 and $65,461,000, respectively, during the third quarter and first nine months of 2001, compared with $17,667,000 and $50,893,000, respectively, for the same periods in 2000, primarily due to increased compensation, land acquisition and other overhead costs associated with expanding operations in most of the Company's markets.

         Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements and total option deposits (dollars in thousands).

                                                       September 30, December 31, September 30,
                                                           2001          2000         2000
                                                       -----------   -----------  ------------
     Colorado........................................  $   162,401   $   126,524  $     90,342
     California......................................      119,478       149,088       159,509
     Arizona.........................................       60,379        50,937        43,741
     Nevada..........................................       44,361        26,546        25,600
     Virginia........................................       37,540        29,596         9,089
     Maryland........................................        9,731         6,020         5,248
                                                       -----------   -----------  ------------
          Total......................................  $   433,890   $   388,711  $    333,529
                                                       ===========   ===========  ============
     Total Lots Owned (excluding lots in
       work-in-process)..............................       13,331        11,633        10,098

     Total Lots Controlled Under Option..............        7,205         8,131         8,567
                                                       -----------   -----------  ------------
          Total Lots Owned and Controlled (excluding
            lots in work-in-process).................       20,536        19,764        18,665
                                                       ===========   ===========  ============

     Total Cash Option Deposits......................  $    13,512   $    10,838  $      9,323
                                                       ===========   ===========  ============

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Nine Months
                                                           Ended  September 30,        Ended  September 30,
                                                        -------------------------   -------------------------
                                                            2001          2000          2001          2000
                                                        -----------   -----------   -----------   -----------
       Loan Origination Fees.......................     $     4,418   $     3,535   $    12,570   $     9,573

       Gains on Sales of Mortgage Servicing, net...     $       461   $       706   $     2,863   $     2,535

       Gains on Sales of Mortgage Loans, net.......     $     4,128   $     2,151   $     9,638   $     6,243

       Operating Profit............................     $     5,750   $     3,370   $    14,680   $     9,799

       Principal Amount of Loan Originations
            MDC home buyers........................     $   302,407   $   229,139   $   821,571   $   605,071
            Spot...................................          12,816         3,553        41,246        11,390
                                                        -----------   -----------   -----------   -----------
                Total..............................     $   315,223   $   232,692   $   862,817   $   616,461
                                                        ===========   ===========   ===========   ===========
       Principal Amount of Loans Brokered
            MDC home buyers........................     $    56,605   $    65,738   $   167,463   $   178,360
            Spot...................................           1,084         1,911         8,179         4,302
                                                        -----------   -----------   -----------   -----------
                Total..............................     $    57,689   $    67,649   $   175,642   $   182,662
                                                        ===========   ===========   ===========   ===========
       Capture Rate................................             74%           66%           73%           64%
                                                        ===========   ===========   ===========   ===========
            Including brokered loans...............             85%           82%           85%           81%
                                                        ===========   ===========   ===========   ===========

         HomeAmerican's operating profit for the third quarter and first nine months of 2001 increased, compared with the same periods in 2000, due to higher gains on sales of mortgage loans, as well as higher origination fee income. The principal amount of originated and brokered loans increased by $72,571,000 and $239,336,000, respectively, in the third quarter and first nine months of 2001, compared with the same periods in 2000. These improvements primarily were due to the Company's higher home closings and an increase in HomeAmerican's Capture Rate (as defined below). HomeAmerican continues to benefit from the Company's homebuilding growth, as MDC home buyers were the source of approximately 96% and 95%, respectively, of the principal amount of mortgage loans originated and brokered by HomeAmerican in the third quarter and first nine months of 2001.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") increased to 74% and 73%, respectively, for the quarter and nine months ended September 30, 2001, compared with 66% and 64%, respectively, for the same periods in 2000. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 85% for both the third quarter and first nine months of 2001, compared with 82% and 81%, respectively, for the same periods in 2000.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the interest rate risk on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. These contracts are the only significant financial derivative instrument utilized by MDC.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totaled zero for the third quarter and first nine months of both 2001 and 2000. For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $11,097,000 and $33,013,000, respectively, during the third quarter and first nine months of 2001, compared with $11,168,000 and $28,237,000, respectively, for the same periods of 2000. The increase in the 2001 nine-month period primarily was due to greater compensation-related costs in 2001, principally resulting from the Company's higher profitability and increasing homebuilding activities.

         Income Taxes - MDC's overall effective income tax rates of 39.3% and 39.0% for the third quarter and first nine months of 2001, respectively differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. The Company's overall effective income tax rate decreased to 36.1% for the third quarter of 2000 from 40.1% in the 2000 second quarter, bringing the 2000 nine-month income tax rate down to 40.5% from the 43.2% income tax rate recorded for the first six months of 2000. These decreases in the effective rates primarily were the result of the Company resolving the Internal Revenue Service ("IRS") income tax examination for the years 1991 through 1995 in August 2000. Also affecting the rate in the first nine months of 2000 were investment gains of $9,736,000, discussed under "Results of Operations" above, that were subject to taxation at both the subsidiary and Company levels, resulting in taxes at an effective rate of 64%.

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

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). The Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements. See "Forward-Looking Statements" below.

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

Lines of Credit and Other

         Homebuilding - In October 1999, the terms of the Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $438,000,000 in April 2001. Commitments increased to $450,000,000 in June 2001 with the addition of two new banks to the lending group. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At September 30, 2001, $145,000,000 was borrowed and $16,469,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - To provide funds to originate mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its Mortgage Line. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During the first nine months of 2001 and 2000, HomeAmerican sold $862,218,000 and $606,930,000, respectively, principal amount of mortgage loans and mortgage-backed certificates to unaffiliated purchasers.

         In June 2001, the Company modified the terms of its Mortgage Line, temporarily increasing the available borrowings from $100,000,000 to $125,000,000. Available borrowings were reduced to

$100,000,000 in August 2001. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At September 30, 2001, $48,334,000 was borrowed and an additional $32,996,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

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

MDC Common Stock Repurchase Programs

         On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. In September 2001, the Company repurchased 132,500 shares of MDC common stock, bringing the total shares repurchased under these programs to 2,064,300. The per share prices, including commissions, for these repurchases ranged from $13.53 to $29.02, with an average cost of $16.80. At September 30, 2001, the Company held 7,325,000 shares of treasury stock with an average purchase price of $9.45.

Consolidated Cash Flow

         During the first nine months of 2001 and 2000, the Company used $23,873,000 and $107,494,000, respectively, of cash in its operating activities, primarily to finance increases in homebuilding inventories related to its expanded homebuilding operations. In addition, in the first nine months of 2001 and 2000, the Company used $3,845,000 and $30,828,000, respectively, to repurchase 132,500 and 1,931,800 shares, respectively, of MDC common stock. The Company financed these operating cash requirements and stock repurchases primarily through borrowings on its bank lines of credit.

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

         MDC's business also is affected significantly by general economic conditions, and, particularly, the demand for new homes in the markets in which it builds.


                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2000, the Company's Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) actual or threatened terrorist acts and other acts of war and the results thereof; and (15) other factors over which the Company has little or no control.

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

         As of September 30, 2001, short-term debt was $48,334,000, which consisted of MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit that bear interest at prevailing market rates.

         Long-term debt obligations outstanding, their maturities and estimated fair value at September 30, 2001 are as follows (dollars in thousands).


                                             Maturities through December 31,                           Estimated
                            ---------------------------------------------------------------
                               2001      2002       2003      2004       2005    Thereafter   Total    Fair Value
                            --------- ---------- --------- ---------- ---------- ---------- ---------  ----------

Fixed Rate Debt............ $     - - $     - -  $     - - $     - -  $     - -  $ 175,000  $ 175,000  $ 170,380
   Average Interest Rate...       - -       - -        - -       - -        - -      8.38%      8.38%
Variable Rate Debt......... $     - - $     - -  $     - - $ 145,000  $     - -  $     - -  $ 145,000  $ 145,000
   Average Interest Rate...       - -       - -        - -     4.62%        - -        - -      4.62%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS
------   ----------------------------------------------


         No matters were submitted to shareowners during the third quarter of 2001.


ITEM 5.  OTHER INFORMATION


         On October 22, 2001, the Company's board of directors declared a dividend of seven cents per share for the quarter ended September 30, 2001, payable November 21, 2001, to shareowners of record on November 7, 2001. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


                  (a) Exhibit:

                              10.1 Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 22, 2001 amending the consulting Agreement effective October 1, 1998 between Registrant and Gilbert Goldstein, P.C.

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


Date:  November 7, 2001                      M.D.C. HOLDINGS, INC.
       ----------------                      (Registrant)


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