Form 10-K405
period 2001-12-31
MDC HOLDINGS INC
filed 2002-02-19
CIK 773141

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

         AS OF FEBRUARY 14, 2002, 26,686,000 SHARES OF M.D.C. HOLDINGS, INC. COMMON STOCK WERE OUTSTANDING, AND THE AGGREGATE MARKET VALUE OF THE SHARES (BASED UPON THE CLOSING PRICE ON THAT DATE OF THE SHARES ON THE NEW YORK STOCK EXCHANGE, INC. AS REPORTED ON THE COMPOSITE TAPE) HELD BY NON-AFFILIATES WAS APPROXIMATELY $763,460,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

        PART III OF THIS FORM 10-K IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S 2002 DEFINITIVE PROXY STATEMENT TO BE FILED WITH THE SECURITIES
              AND EXCHANGE COMMISSION NO LATER THAN 120 DAYS AFTER
                    THE END OF THE REGISTRANT'S FISCAL YEAR.

================================================================================

                              M.D.C. HOLDINGS, INC.

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                   ----------

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   NO.
                                                                                                   ----
PART I
       ITEMS  1.
         AND  2.  BUSINESS AND PROPERTIES
                       (a) General Development of Business...................................         1
                       (b) Financial Information About Industry Segments.....................         1
                       (c) Narrative Description of Business.................................         1

        ITEM  3.  LEGAL PROCEEDINGS..........................................................         6

        ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................         6

PART II
        ITEM  5.  MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS...........         7

        ITEM  6.  SELECTED FINANCIAL AND OTHER DATA..........................................         8

        ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                       OPERATIONS............................................................        10

        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................        20

        ITEM  8.  CONSOLIDATED FINANCIAL STATEMENTS..........................................       F-1

        ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                       DISCLOSURE............................................................        21

PART III
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................        21

        ITEM 11.  EXECUTIVE COMPENSATION.....................................................        21

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............        21

        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................        21

PART IV
        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............        22



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

         (b) Financial Information About Industry Segments

         Note B to the consolidated financial statements contains information regarding the Company's business segments for each of the three years ended December 31, 2001, 2000 and 1999.

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

         Our strategy is to build homes generally for the first-time and move-up buyer, the largest group of prospective home buyers. The base prices for these homes generally range from $70,000 to $435,000, although the Company also builds homes with base prices as high as $1,300,000. The average sales prices of the Company's homes closed in 2001 and 2000 were $254,100 and $227,300, respectively.

         When opening a new homebuilding project, the Company generally acquires no more than a two-year supply of lots to avoid overexposure to any single sub-market. The Company prefers to acquire finished lots using rolling options or in phases for cash. MDC also acquires entitled land for development into finished lots when the Company determines that the risk is justified. The Company's Asset Management Committee, composed of members of the Company's senior management, generally meets weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about MDC's land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

         Homes are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction. The Company builds single-family detached homes, except in Virginia and Maryland, where we also build town homes.

         HomeAmerican is a full service mortgage lender with offices located in each of MDC's markets. Because it provides or brokers mortgage loans for approximately 85% of MDC's home buyers, HomeAmerican is an integral part of MDC's homebuilding business.

         American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. American Home Insurance offers homeowners, auto and other types of casualty insurance to home buyers in all of our markets.

HOMEBUILDING SEGMENT.

         General. The Company is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in Colorado; among the top five homebuilders in Northern Virginia, Phoenix and Tucson; and among the top ten builders in suburban Maryland, Northern California and Las Vegas; and has a significant presence in Southern California. MDC believes a significant presence in its markets enables it to compete effectively for home buyers, land acquisitions and subcontractor labor.

         The Company designs, builds and sells quality single-family homes at affordable prices, generally for the first-time and move-up buyer. Approximately 73% of its homes closed in 2001 were in subdivisions targeted to first-time and first-time move-up buyers, compared with approximately 79% and 71% in 2000 and 1999, respectively.

         The Company's operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 1999 through 2001 (dollars in thousands).

                       TOTAL HOME SALES REVENUES                   PERCENT OF TOTAL
                  ------------------------------------   --------------------------------------
                     2001         2000         1999         2001          2000          1999
                  ----------   ----------   ----------   ----------    ----------    ----------
Colorado ......   $  716,313   $  659,549   $  519,870           35%           39%           34%
California ....      611,899      443,332      434,553           30%           26%           28%
Arizona .......      346,582      228,550      260,224           17%           13%           17%
Nevada ........      133,548      111,108       83,342            6%            7%            6%
Virginia ......      196,656      183,900      162,577            9%           11%           11%
Maryland ......       71,809       74,669       65,953            3%            4%            4%
                  ----------   ----------   ----------   ----------    ----------    ----------

      Total ...   $2,076,807   $1,701,108   $1,526,519          100%          100%          100%
                  ==========   ==========   ==========   ==========    ==========    ==========

         Housing. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location are based on customer preference, lot size, the area's demographics and, in certain cases, the requirements of local municipalities.

         Design centers are located in the Company's Denver, Southern Colorado, Phoenix, Tucson, Northern California, Southern California, Nevada and Virginia homebuilding divisions. Home buyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers, which also are planned for MDC's Maryland and Northern Colorado homebuilding divisions, not only provide MDC's customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

         The Company maintains limited levels of inventories of unsold homes in its markets. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective home buyers. In order to mitigate the risk of carrying excess inventory, the Company has strict controls and limits on the number of its unsold homes under construction.

         Land Acquisition and Development. MDC purchases finished lots using option contracts and in phases or in bulk for cash. The Company also acquires entitled land for development into finished lots when the Company determines that the risk is justified. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes promptly after a contract for sale is executed. This approach is intended to minimize the Company's investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues. See "FORWARD-LOOKING STATEMENTS" below.

         MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, in some cases on a "rolling" basis. Generally, in an option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company forfeits the option deposit. This practice limits the Company's risk and avoids a greater demand on its liquidity. At December 31, 2001, MDC had the right to acquire 6,059 lots under option agreements with approximately $13,500,000 in non-refundable cash option deposits at risk. Because of increased demand for finished lots in certain of its markets, the Company's ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

         MDC owns various undeveloped parcels of real estate, most of which it intends to develop into finished lots. MDC develops its land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit the Company's risk in a particular project and to maximize the efficient use of available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of MDC's undeveloped land. When developed, these lots generally will be used in the Company's homebuilding activities. See "FORWARD-LOOKING STATEMENTS" below.

         The table below shows the carrying value of land and land under development, by state, as of December 31, 2001, 2000 and 1999 (in thousands).

                                DECEMBER 31,
                       ------------------------------
                         2001       2000       1999
                       --------   --------   --------
Colorado ...........   $165,228   $126,524   $ 74,117
California .........    110,010    149,088    161,508
Arizona ............     70,602     50,937     29,426
Nevada .............     44,103     26,546     27,419
Virginia ...........     49,929     29,596      6,357
Maryland ...........     10,630      6,020      9,853
                       --------   --------   --------

    Total ..........   $450,502   $388,711   $308,680
                       ========   ========   ========

         The table below shows the number of lots owned and under option (excluding lots in work-in-process), by state, as of December 31, 2001, 2000 and 1999.

                                     DECEMBER 31,
                            ------------------------------
                              2001       2000       1999
                            --------   --------   --------
Lots Owned
  Colorado ..............      5,777      5,905      5,096
  California ............      1,632      1,589      2,070
  Arizona ...............      3,099      2,298      1,976
  Nevada ................      1,380        680        857
  Virginia ..............      1,511      1,052        265
  Maryland ..............        125        109        188
                            --------   --------   --------

      Total .............     13,524     11,633     10,452
                            ========   ========   ========

Lots Under Option
  Colorado ..............      1,163      3,498      3,682
  California ............      1,374      1,030        632
  Arizona ...............      1,558      1,720      1,724
  Nevada ................        517         39         50
  Virginia ..............        911      1,344      1,771
  Maryland ..............        536        500        204
                            --------   --------   --------

      Total .............      6,059      8,131      8,063
                            ========   ========   ========

         Labor and Raw Materials. Generally, the materials used in MDC's homebuilding operations are standard items carried by major suppliers. The Company generally contracts for most of its materials and labor at a fixed price during the anticipated construction period of its homes. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the costs of building materials, particularly lumber, and subcontracted labor may reduce Home

Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. To varying degrees, the Company experienced shortages in the availability of building materials and/or labor in 2001 in each of its markets, which resulted in delays in the delivery of homes under construction. The Company may experience shortages and delays in the future that may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See "FORWARD-LOOKING STATEMENTS" below.

         Seasonal Nature of Business. MDC's business is seasonal to the extent that its Colorado, Northern California, Virginia and Maryland operations encounter weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions increase the Company's risk of buyer cancellations and higher costs for interest, materials and labor. In addition, home buyer preferences and demographics influence the seasonal nature of MDC's business.

         Backlog. As of December 31, 2001 and 2000, homes under contract but not yet delivered ("Backlog") totaled 2,882 and 3,292, respectively, with estimated sales values of $760,000,000 and $775,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that 70% to 75% of its December 31, 2001 Backlog will close under existing sales contracts during the first nine months of 2002. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         Marketing and Sales. MDC's homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. We also market our homes on our internet website, www.richmondamerican.com, and utilize a variety of other internet sites to advertise our homes and communities. All of MDC's homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

         Title Operations. American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets.

         Competition. The homebuilding industry is fragmented and highly competitive. MDC competes with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. The Company also competes with subdivision developers and land development companies when acquiring land.

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

         Regulation. The Company's operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors' licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See "FORWARD-LOOKING STATEMENTS" below.

         From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain, water and sewer taps and building permits for its land inventory and land held for development. See "FORWARD-LOOKING STATEMENTS" below.

         The Company's homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land that it acquires. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site's location, the site's environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays; cause the Company to incur substantial compliance and other costs; and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See "FORWARD-LOOKING STATEMENTS" below.

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

         Portfolio of Mortgage Loan Servicing. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies. The servicer is paid a fee to perform these services. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold "servicing released" (the servicing rights are included with the sale of the corresponding mortgage loans). In 2001, 45% of the mortgage loans were sold "servicing released". The servicing rights on the remainder of the mortgage loans were sold under minibulk contracts within two months of the sale of the mortgage loan. HomeAmerican intends to sell mortgage loan servicing in the future. See "FORWARD-LOOKING STATEMENTS" below.

         HomeAmerican's portfolio of mortgage loan servicing at December 31, 2001 consisted of servicing rights with respect to approximately 2,320 single-family loans, 92% of which were less than two years old. This includes 1,144 single-family loans for which the servicing rights had been sold but not transferred to the purchasers as of December 31, 2001. The Company anticipates transferring these servicing rights in the first quarter of 2002. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 4.63% to 11.5% and averaging 6.77%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates (currently .44% for FHA/VA loans and .25% for conventional loans) applicable to the loans comprising the portfolio.

         Pipeline. HomeAmerican's mortgage loans in process that had not closed ("Pipeline") at December 31, 2001 had aggregate principal balances of $548,594,000. An estimated 70% to 75% of the Pipeline at December 31, 2001 is anticipated to close during the first nine months of 2002. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See "FORWARD-LOOKING STATEMENTS" below.

         Forward Sales Commitments. HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the Pipeline.

         Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

     Insurance Operations.

         In 1998, American Home Insurance began offering homeowners, auto and other types of casualty insurance to its Colorado home buyers. In 1999, American Home Insurance began offering these insurance services to MDC's home buyers in all states in which the Company operates except California. American Home Insurance services were made available to MDC's California home buyers beginning in the first quarter of 2000.

EMPLOYEES.

         At December 31, 2001, MDC employed approximately 1,700 persons. MDC considers its employee relations to be satisfactory.

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

         No meetings of the Company's stockholders were held during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET PRICE OF COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the high and low sale prices of the shares of MDC common stock as reported on the Composite Tape, adjusted for the effects of the 10% stock dividends as discussed below.

                              HIGH       LOW
                            --------   --------
2000
First quarter ...........   $  14.82   $  11.16
Second quarter ..........   $  16.53   $  13.17
Third quarter ...........   $  22.31   $  15.34
Fourth quarter ..........   $  28.72   $  20.97

2001
First quarter ...........   $  37.68   $  26.82
Second quarter ..........   $  44.05   $  28.37
Third quarter ...........   $  41.77   $  21.32
Fourth quarter ..........   $  38.96   $  23.09

         The following table sets forth the cash dividends declared and paid in 2001 and 2000 (dollars in thousands except per share amounts).

                                 DATE OF             DATE OF        DIVIDEND
                               DECLARATION           PAYMENT        PER SHARE   DOLLARS
                            -----------------   -----------------   ---------   --------
2000
First quarter ...........   January 25, 2000    February 11, 2000   $    0.06   $  1,355
Second quarter ..........    April 25, 2000       May 19, 2000           0.06      1,315
Third quarter ...........     July 25, 2000      August 14, 2000         0.06      1,284
Fourth quarter ..........   October 24, 2000    November 21, 2000        0.06      1,266
                                                                    ---------   --------
                                                                    $    0.24   $  5,220
                                                                    =========   ========

2001
First quarter ...........   January 23, 2001    February 16, 2001   $    0.06   $  1,308
Second quarter ..........    April 23, 2001       May 22, 2001           0.07      1,693
Third quarter ...........     July 24, 2001      August 22, 2001         0.07      1,704
Fourth quarter ..........   October 23, 2001    November 21, 2001        0.07      1,751
                                                                    ---------   --------
                                                                    $    0.27   $  6,456
                                                                    =========   ========

         On January 22, 2002, MDC's Board of Directors approved the payment of a cash dividend of seven cents per share payable February 21, 2002 to shareowners of record on February 7, 2002.

         On January 22, 2001, MDC's Board of Directors approved the payment of a 10% stock dividend, which was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC's Board of Directors approved the payment of another 10% stock dividend, which was distributed on December 28, 2001 to shareowners of record on December 17, 2001.

         In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in its $450,000,000 unsecured revolving line of credit agreement and the indenture dated January 1998 for its 8 3/8% senior notes due 2008. Pursuant to the terms of these agreements, dividends may be declared or paid if the Company is in compliance with certain stockholders' equity and debt coverage tests. At December 31, 2001, the Company had a permitted dividend capacity of approximately $226,000,000 pursuant to the most restrictive of these covenants.

         On February 14, 2002, MDC had 1,148 shareowners of record.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

         The data in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements (in thousands, except per share and unit amounts).

                             SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------------
                                                    2001            2000            1999            1998            1997
                                                ------------    ------------    ------------    ------------    ------------
INCOME STATEMENT DATA
Revenues ....................................   $  2,125,874    $  1,751,545    $  1,567,638    $  1,263,209    $    969,562
                                                ============    ============    ============    ============    ============

Operating profit
   Homebuilding .............................   $    279,267    $    227,319    $    162,258    $     86,764    $     41,543
   Financial services
     Mortgage lending .......................         21,116          14,282          13,169          11,198           7,745
     Asset management .......................             --              --              --           4,590           1,434
                                                ------------    ------------    ------------    ------------    ------------
         Total financial services ...........         21,116          14,282          13,169          15,788           9,179
                                                ------------    ------------    ------------    ------------    ------------
   Net corporate expenses(1) ................        (44,996)        (38,400)        (26,974)        (18,700)        (11,395)
                                                ------------    ------------    ------------    ------------    ------------
Income before income taxes and
   extraordinary item .......................   $    255,387    $    203,201    $    148,453    $     83,852    $     39,327
                                                ============    ============    ============    ============    ============

Income before extraordinary item ............   $    155,715    $    123,303    $     89,392    $     51,568    $     24,205
   Basic per common share(2) ................   $       5.89    $       4.75    $       3.32    $       2.31    $       1.13
   Diluted per common share(2) ..............   $       5.72    $       4.64    $       3.26    $       1.91    $       0.97

Net income(3) ...............................   $    155,715    $    123,303    $     89,392    $     36,254    $     22,026
   Basic per common share(2) ................   $       5.89    $       4.75    $       3.32    $       1.62    $       1.03
   Diluted per common share(2) ..............   $       5.72    $       4.64    $       3.26    $       1.35    $       0.89

Weighted-average shares outstanding(2)
   Basic ....................................         26,421          25,974          26,919          22,325          21,384
   Diluted ..................................         27,232          26,556          27,414          27,354          26,498

Dividends paid per share ....................   $        .27    $        .24    $        .20    $        .15    $        .12

                                                                                  DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           2001         2000         1999         1998         1997
                                                        ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
ASSETS
   Housing completed or under construction ..........   $  456,752   $  443,512   $  337,029   $  294,104   $  249,928
   Land and land under development ..................   $  450,502   $  388,711   $  308,680   $  217,180   $  193,012
   Total assets .....................................   $1,190,956   $1,061,598   $  877,008   $  714,013   $  621,770

HOMEBUILDING AND CORPORATE DEBT
   Homebuilding
     Line of credit .................................   $       --   $   90,000   $   40,000   $   21,871   $   20,766
     Notes payable ..................................   $       --   $       --   $       --   $      866   $    9,676
   Senior notes .....................................   $  174,503   $  174,444   $  174,389   $  174,339   $  150,354
   Subordinated notes ...............................   $       --   $       --   $       --   $       --   $   38,230
   Total homebuilding and corporate debt ............   $  174,503   $  264,444   $  214,389   $  197,076   $  222,457

STOCKHOLDERS' EQUITY ................................   $  653,831   $  482,230   $  389,023   $  298,131   $  229,593

STOCKHOLDERS' EQUITY PER OUTSTANDING SHARE(2)(5) ....   $    24.59   $    18.81   $    14.41   $    11.21   $     9.95
RATIO OF DEBT TO STOCKHOLDERS' EQUITY(4) ............          .27          .55          .55          .66          .97
RATIO OF DEBT TO CAPITAL(4) .........................          .21          .35          .36          .40          .49
RATIO OF DEBT TO EBITDA, AS ADJUSTED(4) .............          .55         1.04         1.07         1.36         2.47

                                                                            YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                      2001            2000            1999            1998            1997
                                                  ------------    ------------    ------------    ------------    ------------
OPERATING DATA
   Home sales revenues .........................  $  2,076,807    $  1,701,108    $  1,526,519    $  1,218,659    $    939,016
   Orders for homes, net (units) ...............         7,701           7,835           7,232           7,191           5,769
   Homes closed (units) ........................         8,174           7,484           7,221           6,293           5,223
   Backlog
     Units(6) ..................................         2,882           3,292           2,941           2,930           2,032
     Estimated sales value(6) ..................  $    760,000    $    775,000    $    600,000    $    580,000    $    380,000
   Average selling price per home closed .......  $      254.1    $      227.3    $      211.4    $      193.7    $      179.8
   Home Gross Margins ..........................          23.2%           22.3%           19.3%           16.9%           14.5%
     Excluding interest in home cost of
       sales ...................................          24.4%           23.6%           21.2%           19.5%           17.4%

CASH FLOWS FROM
   Operating activities ........................  $     93,251    $    (63,457)   $     (3,845)   $        800    $     18,516
   Investing activities ........................  $     (3,219)   $     (3,160)   $     (1,878)   $     15,081    $      3,513
   Financing activities ........................  $    (67,547)   $     41,802    $     34,574    $    (17,480)   $    (21,655)
CORPORATE AND HOMEBUILDING SG&A AS A % OF
   HOME SALES REVENUES .........................          12.1%           11.9%           10.8%           11.5%           11.0%

EBITDA, AS ADJUSTED(7)
   Income before extraordinary item ............  $    155,715    $    123,303    $     89,392    $     51,568    $     24,205
     Add
       Income taxes ............................        99,672          79,898          59,061          32,284          15,122
       Corporate and homebuilding interest
         expense ...............................            --              --              --              --             761
       Interest in cost of sales ...............        24,557          22,356          30,187          34,184          28,361
       Other fixed charges .....................         3,618           3,362           1,347             953             797
       Depreciation and amortization ...........        27,445          21,792          17,845          20,228          15,050
       Non-cash charges
           Homebuilding asset impairment
              charges ..........................         7,041           4,200           2,242           5,300           5,850
                                                  ------------    ------------    ------------    ------------    ------------
   Total EBITDA, As Adjusted ...................  $    318,048    $    254,911    $    200,074    $    144,517    $     90,146
                                                  ============    ============    ============    ============    ============

   Interest incurred ...........................  $     22,498    $     24,367    $     21,261    $     22,525    $     26,368

EBITDA, AS ADJUSTED/INTEREST INCURRED ..........          14.1            10.5             9.4             6.4             3.4

----------

(1) Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; (c) corporate general and administrative expense; and
         (d) corporate and homebuilding interest expense.

(2) Stockholders' equity per share, basic and diluted net income per share and weighted-average shares outstanding have been restated for 2000, 1999, 1998 and 1997 to reflect the effect of the 10% stock dividends distributed on February 16, 2001 and December 28, 2001.

(3) Includes the effects of extraordinary after-tax losses on the early extinguishment of debt resulting principally from (a) in 1998, the refinancing of MDC's 11 1/8% senior notes due 2003 (the "Old Senior Notes"); and (b) in 1997, the repurchase of $38,000,000 principal amount of the Old Senior Notes.

(4)      Excludes mortgage lending debt from the calculation.

(5) Pro-forma assuming conversion of the 8 3/4% convertible subordinated notes for 1997.

(6)      At the end of each period.

(7) "EBITDA, as adjusted" has been computed in accordance with the definition of "Consolidated EBITDA" set forth under the Senior Notes indenture. Under this definition, EBITDA, as adjusted, is calculated by adding to net income the provision for income tax, depreciation, amortization, interest expense, other fixed charges and other non-cash, extraordinary charges that reduce net income, including asset impairment charges. EBITDA, as adjusted, should not be considered an alternative to operating income determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA, as adjusted, in the same manner as MDC, the EBITDA, as adjusted, information presented above may not be comparable to similar presentations by others. MDC's management believes that EBITDA, as adjusted, reflects the changes in the Company's operating results, particularly changes in the Company's operating income, and is an indication of MDC's ability to generate funds from operations that are available to pay income taxes, interest and principal on debt and to meet other cash obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                              RESULTS OF OPERATIONS

CONSOLIDATED RESULTS.

         2001 Compared With 2000. Revenues for the year ended December 31, 2001 were $2,126,000,000, the highest in the Company's history and a 21% increase over 2000. The increase primarily resulted from a 9% increase in the number of home closings and a $26,800 increase in the average selling price per home closed.

         Income before income taxes increased 26% to $255,387,000 in 2001. The increase was due to a 23% increase in homebuilding segment operating profit and a 48% increase in financial services segment operating profit. The homebuilding segment profit increase principally was a result of the home closing and average selling price increases described above and an increase of 90 basis points in Home Gross Margins. The financial services segment profit increase primarily was due to a 56% increase in gains on sales of mortgage loans and a 26% increase in loan origination fees.

         Throughout 2001, the Company continued to strengthen its balance sheet and improve the efficiency of its operations. The Company's strong 2001 operating results increased stockholders' equity by 36% to $653,831,000, or $24.59 per outstanding share, at December 31, 2001. These factors contributed to a reduction in the Company's December 31, 2001 ratios of corporate and homebuilding debt-to-capital and debt-to-EBITDA, as adjusted, to .21 and .55, respectively, the lowest levels achieved in the Company's history. In addition, the Company's ratio of EBITDA, as adjusted, to interest incurred improved to
14.1 for the year ended December 31, 2001, compared with 10.5 for the same period in 2000. MDC's 2001 operating returns on revenues and assets and EBIT return on capital improved to 7.3%, 13.3% and 33.8%, respectively, compared with the returns of 7.0%, 12.7% and 30.2%, respectively, achieved in 2000.

         2000 Compared With 1999. Revenues for the year ended December 31, 2000 were $1,751,545,000, a 12% increase over 1999. The increase primarily resulted from a 4% increase in the number of home closings and a $15,900 increase in the average selling price per home closed.

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

HOMEBUILDING SEGMENT.

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
Home Sales Revenues ..............................   $2,076,807    $1,701,108    $1,526,519
Operating Profits ................................   $  279,267    $  227,319    $  162,258
Average Selling Price Per Home Closed ............   $    254.1    $    227.3    $    211.4
Home Gross Margins ...............................         23.2%         22.3%         19.3%
     Excluding Interest in Home Cost of Sales ....         24.4%         23.6%         21.2%

Orders For Homes, Net (Units)
     Colorado ....................................        2,616         2,607         2,755
     California ..................................        1,519         1,614         1,396
     Arizona .....................................        2,038         1,849         1,455
     Nevada ......................................          687           739           552
     Virginia ....................................          551           765           738
     Maryland ....................................          290           261           336
                                                     ----------    ----------    ----------

       Total .....................................        7,701         7,835         7,232
                                                     ==========    ==========    ==========

Homes Closed (Units)
     Colorado ....................................        2,806         2,848         2,484
     California ..................................        1,537         1,363         1,465
     Arizona .....................................        2,223         1,554         1,699
     Nevada ......................................          704           678           561
     Virginia ....................................          645           727           702
     Maryland ....................................          259           314           310
                                                     ----------    ----------    ----------

       Total .....................................        8,174         7,484         7,221
                                                     ==========    ==========    ==========

                                                DECEMBER 31,
                                      ------------------------------
                                        2001       2000       1999
                                      --------   --------   --------
Backlog (Units)
     Colorado .....................      1,195      1,385      1,626
     California ...................        490        508        257
     Arizona ......................        625        747        452
     Nevada .......................        181        198        137
     Virginia .....................        234        328        290
     Maryland .....................        157        126        179
                                      --------   --------   --------

       Total ......................      2,882      3,292      2,941
                                      ========   ========   ========

       Estimated Sales Value ......   $760,000   $775,000   $600,000
                                      ========   ========   ========

Active Subdivisions
     Colorado .....................         61         48         50
     California ...................         26         29         24
     Arizona ......................         27         27         20
     Nevada .......................          7         10         12
     Virginia .....................         11         12         16
     Maryland .....................          5          7          9
                                      --------   --------   --------

       Total ......................        137        133        131
                                      ========   ========   ========

     HOMEBUILDING ACTIVITIES - 2001 COMPARED WITH 2000.

         Home Sales Revenues and Homes Closed. Home sales revenues in 2001 were the highest in the Company's history and represented a 22% increase compared with home sales revenues in 2000. The increase resulted from record home closings and a significantly higher average selling price per home closed, as further discussed below.

         Home closings increased 9% in 2001, compared with 2000. Home closings particularly were strong in (1) Phoenix (a 60% increase), as a result of the strong demand for new homes in this market and increased active subdivision levels in the second half of 2000 and first half of 2001; and (2) Northern California (a 33% increase), where the Company increased the number of active subdivisions by approximately 50% during 2001, compared with 2000. Home closings decreased in 2001 in Virginia, Maryland and Colorado, compared with 2000, primarily due to lower home orders resulting from fewer active subdivisions in Virginia in the second half of 2000 and the first half of 2001, in Maryland in the second half of 2000 and all of 2001, and in Colorado in the second half of 2000.

         Average Selling Price Per Home Closed. The average selling price per home closed increased $26,800 in 2001, compared with 2000, as each of the Company's markets realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets throughout the first six months of 2001; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices exceeded $370,000; and
(3) increased sales volume per home from the Company's design centers.

         Home Gross Margins. Home Gross Margins were 23.2% for the year ended December 31, 2001, representing an increase of 90 basis points from Home Gross Margins in 2000. The increase largely was due to (1) selling price increases in most of the Company's markets; (2) increased sales of higher-margin products through the Company's design centers; (3) a reduction in previous estimates of costs to complete land development and homes in most of the Company's markets;
(4) in Maryland, fewer under-performing subdivisions in 2001 and management's continued efforts to improve profitability; and (5) ongoing initiatives in each of the Company's markets designed to improve operating efficiency, control costs and increase rates of return. The impact of these increases partially was offset by, among other things, the rising cost of land.

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

         Orders for Homes and Backlog. The Company received orders for 7,701 homes, net of cancellations, during 2001, compared with net orders for 7,835 homes during 2000. Levels of gross home orders declined by approximately 30% during the week immediately following September 11th, compared with the weeks prior, while the absolute number of home order cancellations were consistent. The Company received net orders for 1,373 homes during the fourth quarter of 2001, compared with net orders for 1,454 homes for the same period in 2000. Home orders improved each month in the 2001 fourth quarter with December 2001 home orders exceeding December 2000 home orders by 4%.

         Home orders in 2001 particularly were strong in Tucson and Phoenix (increases of 18% and 8%, respectively), primarily as a result of the strong demand for new homes in these markets. Home orders were lower in Virginia and Nevada in 2001, compared with 2000, primarily due to fewer active subdivisions in each market.

         The Company ended 2001 with a Backlog of 2,882 homes with an estimated sales value of $760,000,000, compared with the Backlog of 3,292 homes with an estimated sales value of $775,000,000 at December 31, 2000. Assuming no significant change in market conditions or mortgage interest rates, the Company expects 70% to 75% of its December 31, 2001 Backlog to close under existing sales contracts during the first nine months of 2002. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "FORWARD-LOOKING STATEMENTS" below.

         Other Revenues. Other revenues during the year ended December 31, 2001 included net pre-tax gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $291,000, compared with gains of a similar nature of $8,629,000 for the year ended December 31, 2000.

         Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $114,129,000 in 2001, compared with $94,412,000 in 2000.
The increase in 2001 primarily was volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company's increased home sales revenues.

         General and Administrative. General and administrative expenses totaled $90,390,000 in 2001, compared with $69,150,000 in 2000. The increase primarily was due to increased compensation, land acquisition and other overhead costs associated with expanding operations in most of the Company's markets.

     HOMEBUILDING ACTIVITIES - 2000 COMPARED WITH 1999.

         Home Sales Revenues and Homes Closed. Home sales revenues in 2000 were 11% higher than home sales revenues in 1999. The increase primarily resulted from an increase in both the number of home closings and average selling price per home closed, as further discussed below.

         Home closings were higher in all of the Company's markets except Southern California and Phoenix in 2000, compared with 1999. Home closings particularly were strong in Northern California, Nevada and Colorado, which increased 29%, 21% and 15%, respectively, primarily as a result of the strong demand for new homes in these markets. The decrease in home closings in Southern California and Phoenix primarily was due to fewer active subdivisions in each of these markets during the latter half of 1999 and the first quarter of 2000. Active subdivisions subsequently increased to 20 and 21, respectively, in Southern California and Phoenix at December 31, 2000, compared with 14 and 11, respectively, at June 30, 1999.

         Average Selling Price Per Home Closed. The average selling price per home closed increased $15,900 in 2000, compared with 1999, as each of the Company's markets, except Phoenix, realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company's markets; (2) a greater number of homes closed in higher-priced subdivisions in Northern California and Southern California, where average selling prices exceeded $300,000; and (3) increased sales volume per home from the Company's design centers. Average selling prices were lower in Phoenix due to the division's increased emphasis on more affordable homes.

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

         Interest in Home Cost of Sales. Interest in home cost of sales as a percent of home sales revenues decreased to 1.3% in 2000, compared with 1.9% in 1999. This reduction primarily resulted from lower average levels of capitalized interest in homebuilding inventories during 2000, compared with 1999. Interest capitalized as a percentage of homebuilding inventories decreased to 2.3% at December 31, 2000 from 2.7% at December 31, 1999 and 5.2% at December 31, 1998. This decrease primarily is due to (1) the close-out of older projects with higher levels of capitalized interest in Colorado, Virginia and Maryland; and
(2) the financing of a greater portion of the Company's expanded homebuilding operations with cash from current operations.

         Orders for Homes and Backlog. Orders for homes increased 8% to 7,835 in 2000, compared with 1999. Home orders in 2000 particularly were strong in (1) Northern California and Nevada (increases of 42% and 34%, respectively), primarily as a result of the strong demand for new homes in these markets; and
(2) Phoenix (an increase of 42%), where the average number of active subdivisions increased to 18 in 2000, compared with 12 in 1999. Home orders were lower in 2000, compared with 1999, in Colorado and Maryland, primarily as a result of fewer active subdivisions in each of these markets.

         The Company ended 2000 with a Backlog of 3,292 homes with an estimated sales value of $775,000,000, compared with the Backlog of 2,941 homes with an estimated sales value of $600,000,000 at December 31, 1999.

         Other Revenues. Other revenues during the year ended December 31, 2000 included net pre-tax gains realized on the sales of certain investments by MDC's captive insurance subsidiary of $8,629,000, compared with gains of $787,000 for the year ended December 31, 1999.

         Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $94,412,000 in 2000, compared with $80,545,000 in 1999. The increase in 2000 primarily was volume related, resulting from higher sales commissions, product advertising and model home costs incurred in connection with the Company's increased homebuilding activities.

         General and Administrative. General and administrative expenses totaled $69,150,000 in 2000, compared with $54,829,000 in 1999. The increase primarily was due to increased compensation costs resulting from MDC's higher profitability and expanded operations in certain of the Company's markets, most notably Colorado, Southern California and Northern California.

     LAND SALES.

         Revenue from land sales totaled $2,909,000, $6,641,000 and $8,114,000, respectively, in 2001, 2000 and 1999. The land sales in each of these years primarily were in Colorado. Gross profits from these sales were $1,804,000, $2,348,000 and $2,347,000, respectively, in 2001, 2000 and 1999.

     ASSET IMPAIRMENT CHARGES.

         Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000, $4,200,000 and $2,242,000 in 2001, 2000 and 1999,
respectively. The Company's assets to which these asset impairment charges relate are summarized as follows (in thousands).

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Completed homes and homes under construction .....   $  1,075   $     --   $     --
Land under development and other .................      5,966      4,200      2,242
                                                     --------   --------   --------
      Total ......................................   $  7,041   $  4,200   $  2,242
                                                     ========   ========   ========

         The 2001 asset impairment charges primarily resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area. These four projects had experienced a much slower than anticipated home order pace and a significant increase in sales incentive requirements. The three San Francisco Bay area projects offered homes with prices originally averaging over $650,000, and each experienced substantial reductions in home selling prices by competing projects. The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California that experienced a reduced home order pace and significantly higher sales incentives than anticipated. The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern California that experienced higher than anticipated development costs, in addition to slower home orders and increased incentives. See Note A to the Company's consolidated financial statements.

FINANCIAL SERVICES SEGMENT.

     MORTGAGE LENDING OPERATIONS.

         The table below sets forth information relating to HomeAmerican's operations (dollars in thousands).

                                                                  YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2001          2000          1999
                                                          ----------    ----------    ----------
Loan Origination Fees .................................   $   17,572    $   13,951    $   12,459
Gains on Sales of Mortgage Servicing, net .............   $    3,288    $    3,162    $    3,114
Gains on Sales of Mortgage Loans, net .................   $   13,923    $    8,951    $    8,456

Operating Profits .....................................   $   21,116    $   14,282    $   13,169

Principal Amount of Loan Originations and Purchases
     MDC home buyers ..................................   $1,195,579    $  880,692    $  833,055
     Spot .............................................       55,775        14,942        39,049
     Correspondent ....................................           --            --        12,074
                                                          ----------    ----------    ----------

         Total ........................................   $1,251,354    $  895,634    $  884,178
                                                          ==========    ==========    ==========
Principal Amount of Loans Brokered
     MDC home buyers ..................................   $  237,389    $  244,141    $  198,965
     Spot .............................................       10,169         7,756         3,285
                                                          ----------    ----------    ----------

         Total ........................................   $  247,558    $  251,897    $  202,250
                                                          ==========    ==========    ==========

 Capture Rate .........................................           73%           65%           68%
                                                          ==========    ==========    ==========

     Including Brokered Loans .........................           85%           81%           81%
                                                          ==========    ==========    ==========

         HomeAmerican's operating profits in 2001 were the highest mortgage lending profits in the Company's history, exceeding HomeAmerican's previous record set in 2000 by 48%. This increase primarily was due to higher gains on sales of mortgage loans, as well as higher origination fees received from record levels of mortgage loans originated and brokered for MDC home buyers. Operating profits increased 8% in 2000, compared with 1999, primarily as a result of higher mortgage loan origination volume and increased gains on sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage lending activity in both 2001 and 2000.

         Most mortgage loans originated by HomeAmerican are for MDC home buyers. The portion of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") was 73% for the year ended December 31, 2001, compared with 65% for the same period in 2000 and 68% in 1999. Additionally, HomeAmerican brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered mortgage loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate above. If the Capture Rate had been computed to include brokered loans, the Capture Rate would have been 85% for the year ended December 31, 2001, compared with 81% for the same periods in 2000 and 1999.

OTHER OPERATING RESULTS.

         Interest Expense. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. All corporate and homebuilding interest incurred in 2001, 2000 and 1999 was capitalized. Corporate and homebuilding interest incurred decreased to $22,498,000 in 2001, compared with $24,367,000 in 2000, primarily due to lower effective interest rates on the Company's outstanding debt. Corporate and homebuilding interest incurred increased to $24,367,000 in 2000, compared with $21,261,000 in 1999, primarily due to higher levels of homebuilding and corporate debt resulting from the Company's expanded homebuilding activities.

         For a reconciliation of interest incurred, capitalized and expensed, see Note I to the Company's consolidated financial statements.

         Corporate General and Administrative Expenses. Corporate general and administrative expenses totaled $45,960,000 for 2001, compared with $39,461,000 and $29,589,000, respectively, for 2000 and 1999. The increase in 2001, compared with 2000, primarily was due to (1) greater compensation-related costs in 2001 resulting from the Company's higher profitability and increased homebuilding activities; and (2) a loss provision of $1,800,000 recorded as a result of the Company's decision to terminate the lease of an aircraft prior to the end of the lease term. The increase in 2000, primarily was due to (1) greater compensation-related costs in 2000 related to the Company's higher profitability and increased homebuilding activities; and
(2) a $2,000,000 contribution to the MDC Holdings Foundation (see Note P to the Company's consolidated financial statements).

         Income Taxes. MDC's overall effective income tax rates of 39.0%, 39.3% and 39.8%, respectively, for 2001, 2000, and 1999, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. In 2000, the effective rate was impacted by net pre-tax investment gains of $8,629,000 realized on sales of certain investments by the Company's captive insurance subsidiary, that are subject to taxation at both the subsidiary and Company levels. Also in 2000, the Company recognized an income tax benefit resulting from the resolution of Internal Revenue Service income tax examinations for the years 1991 through 1997.

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

CAPITAL RESOURCES.

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit market occur as a result of the various risk factors described elsewhere in this report. See "FORWARD-LOOKING STATEMENTS" below.

LINES OF CREDIT AND NOTES PAYABLE.

         Homebuilding. In October 1999, the terms of the Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $438,000,000 in April 2001. Commitments increased to $450,000,000 in June 2001 with the addition of two new banks to the lending group. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At December 31, 2001, the Company had no borrowings and $15,486,000 in letters of credit outstanding under the Homebuilding Line, but could have borrowed funds at interest rates ranging from 3.08% to 4.75%. At December 31, 2000, the weighted-average interest rate on amounts outstanding on the Homebuilding Line was 7.9%.

         Mortgage Lending. To provide funds to originate mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its Mortgage Line. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 2001, 2000 and 1999, HomeAmerican sold $1,208,597,000, $874,383,000 and $877,362,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

         In 2000, the Company modified the terms of the Mortgage Line to increase the borrowing limit from $75,000,000 to $100,000,000, with the potential for a $25,000,000 temporary increase, subject to concurrence by the participating banks. At December 31, 2001 and 2000, the borrowing limit was $125,000,000 with the temporary increases expiring in February of the subsequent years. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2001, $99,642,000 was borrowed and an additional $24,643,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice. At December 31, 2001 and 2000, the interest rates on the Mortgage Line were 3.0% and 7.7%, respectively.

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

         The financial covenants contained in the Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed the product of 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the consolidated tangible net worth test, MDC's "consolidated tangible net worth," as defined, must not be less than the sum of $238,000,000 plus 50% of "consolidated net income," as defined, earned after December 31, 1998. In addition, the "consolidated tangible net worth," as defined, must not be less than $150,000,000.

         The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured. In December 2001, the Company amended its Senior Notes indenture to provide for the unconditional and joint and several guarantee of the Senior Notes by most of the Company's homebuilding segment subsidiaries.

         As of December 31, 2001, the maximum amount of additional homebuilding and corporate indebtedness that MDC could have incurred under the most restrictive of the debt limitations described above was approximately $1,181,000,000.

MDC COMMON STOCK REPURCHASE PROGRAMS.

         On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. During 2001, the Company repurchased an additional 132,500 shares of MDC common stock under these programs at per share prices, including commissions, for the repurchases ranging from $29.00 to $29.02 with an average cost of $29.02. At December 31, 2001 and 2000, the Company held 4,809,000 shares and 7,426,000 shares of treasury stock, respectively, with average purchase prices of $9.45 and $9.09, respectively.

CONSOLIDATED CASH FLOW.

         During 2001, the Company generated $93,251,000 in cash from its operating activities and received $7,571,000 in proceeds from stock option exercises. $75,118,000 of this cash was used to reduce borrowings from the lines of credit, repurchase stock and pay dividends. During 2000, the Company used $66,617,000 in cash from its operating and investing activities. The Company also used $36,048,000 in cash to repurchase its common stock and pay dividends. This cash was provided primarily by reducing available cash on hand by $24,815,000 and increasing borrowings from the lines of credit by $74,225,000. The Company used $5,723,000 in cash from its operating and investing activities and increased its available cash on hand by $28,851,000 during 1999. This cash was provided primarily by increased borrowings from the lines of credit of $40,029,000, partially offset by dividend payments and principal payments on notes payable.

         Operating activities provided cash of $93,251,000 in 2001, and used cash of $63,457,000 and $3,845,000 in 2000 and 1999, respectively. The 2001 cash increase primarily resulted from the increase in income before income taxes, partially offset by increases in homebuilding and mortgage loan inventories in conjunction with the Company's expanded homebuilding operations. The 2000 cash decrease from 1999 primarily was due to increases in homebuilding and mortgage loan inventories, partially offset by increases in income before income taxes.

         Financing activities used cash of $67,547,000 in 2001, and generated cash of $41,802,000 in 2000 and $34,574,000 in 1999. The 2001 decrease, compared with 2000, primarily was due to increased payments on the homebuilding and mortgage lending lines of credit, partially offset by a decrease of $26,983,000 in cash used to repurchase stock. The increase in cash generated in 2000, compared with 1999, primarily was due to increased borrowings on the homebuilding and mortgage lending lines of credit, partially offset by $30,828,000 used to repurchase 1,931,800 shares of MDC common stock.

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

            ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance for the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company anticipates that the adoption of SFAS No. 144 as of January 1, 2002, will not have a material effect of its financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141, effective for any business combination completed after June 30, 2001, did not have any effect on the Company's financial position or results of operation. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. The Company has determined that SFAS No. 142 will not have a material effect on the Company's financial position or results of operations.

                          CRITICAL ACCOUNTING POLICIES

         The Company's critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and construction; (3) warranty costs; and (4) litigation reserves. These policies are more fully described in the notes to the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC.

         HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 40 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited.

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

         As of December 31, 2001, short-term debt was $99,642,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2001 are as follows (in thousands).

                                                    MATURITIES THROUGH DECEMBER 31,
                                       -------------------------------------------------------                  ESTIMATED
                                        2002     2003     2004     2005     2006    THEREAFTER      TOTAL       FAIR VALUE
                                       ------   ------   ------   ------   ------   ----------    ----------    ----------
Fixed Rate Debt ....................   $   --   $   --   $   --   $   --   $   --   $  175,000    $  175,000    $  176,995
   Average Interest Rate (units) ...                --       --       --       --           --          8.38%         8.38%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

                              M.D.C. HOLDINGS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                    PAGE
                                                                                                    ----
Consolidated Financial Statements
   Report of Independent Auditors as of December 31, 2001 and December 31, 2000 and for each of
     the Two Years in the Period Ended December 31, 2001........................................     F-2
   Report of Independent Accountants for the Year Ended December 31, 1999.......................     F-3
   Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000....................     F-4
   Consolidated Statements of Income and Other Comprehensive Income for each of the Three Years
     in the Period Ended December 31, 2001......................................................     F-6
   Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period
     Ended December 31, 2001....................................................................     F-7
   Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended
     December 31, 2001..........................................................................     F-8
   Notes to Consolidated Financial Statements...................................................     F-9

                         REPORT OF INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP
                                                           ---------------------
Denver, Colorado
January 9, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.



         In our opinion, the accompanying consolidated statements of income and other comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of M.D.C. Holdings, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.





/s/ PricewaterhouseCoopers LLP
------------------------------

Denver, Colorado
January 17, 2000, except for Note G as to which the date is January 22, 2001

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                     -----------------------
                                                        2001         2000
                                                     ----------   ----------
ASSETS
Corporate
   Cash and cash equivalents .....................   $   31,322   $    8,411
   Property and equipment, net ...................        2,723        3,069
   Deferred income taxes .........................       30,081       31,821
   Deferred debt issue costs, net ................        1,947        2,180
   Other assets, net .............................        7,597        8,039
                                                     ----------   ----------
                                                         73,670       53,520
                                                     ----------   ----------

Homebuilding
   Cash and cash equivalents .....................        4,760        5,265
   Home sales and other accounts receivable ......        2,621        4,713
   Inventories, net
     Housing completed or under construction .....      456,752      443,512
     Land and land under development .............      450,502      388,711
   Prepaid expenses and other assets, net ........       49,544       51,631
                                                     ----------   ----------
                                                        964,179      893,832
                                                     ----------   ----------

Financial Services
   Cash and cash equivalents .....................          518          439
   Mortgage loans held in inventory ..............      144,971      107,151
   Other assets, net .............................        7,618        6,656
                                                     ----------   ----------
                                                        153,107      114,246
                                                     ----------   ----------

         Total Assets ............................   $1,190,956   $1,061,598
                                                     ==========   ==========



                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      DECEMBER 31,
                                                                              ----------------------------
                                                                                  2001            2000
                                                                              ------------    ------------
LIABILITIES
Corporate
   Accounts payable and accrued expenses ..................................   $     61,135    $     50,843
   Income taxes payable ...................................................          9,953           9,558
   Senior notes, net ......................................................        174,503         174,444
                                                                              ------------    ------------
                                                                                   245,591         234,845
                                                                              ------------    ------------
Homebuilding
   Accounts payable and accrued expenses ..................................        174,955         164,660
   Line of credit .........................................................             --          90,000
                                                                              ------------    ------------
                                                                                   174,955         254,660
                                                                              ------------    ------------

Financial Services
   Accounts payable and accrued expenses ..................................         16,937          15,404
   Line of credit .........................................................         99,642          74,459
                                                                              ------------    ------------
                                                                                   116,579          89,863
                                                                              ------------    ------------

         Total Liabilities ................................................        537,125         579,368
                                                                              ------------    ------------


COMMITMENTS AND CONTINGENCIES (NOTES L AND N) .............................             --              --
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY (NOTE G)
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none
     issued ...............................................................             --              --
   Common stock, $.01 par value; 100,000,000 shares authorized;
     31,395,000 and 30,755,000 shares issued, respectively, at
     December 31, 2001 and 2000 ...........................................            314             308
   Additional paid-in capital .............................................        357,037         266,337
   Retained earnings ......................................................        342,485         282,893
   Unearned restricted stock ..............................................           (412)             --
   Accumulated other comprehensive (loss) income ..........................           (163)            167
                                                                              ------------    ------------
                                                                                   699,261         549,705
   Less treasury stock, at cost, 4,809,000 and 7,426,000 shares,
     respectively, at December 31, 2001 and 2000 ..........................        (45,430)        (67,475)
                                                                              ------------    ------------
         Total Stockholders' Equity .......................................        653,831         482,230
                                                                              ------------    ------------

         Total Liabilities and Stockholders' Equity .......................   $  1,190,956    $  1,061,598
                                                                              ============    ============



                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
REVENUES
   Homebuilding .................................................   $  2,086,344    $  1,721,559    $  1,537,563
   Financial Services ...........................................         38,566          28,925          27,460
   Corporate ....................................................            964           1,061           2,615
                                                                    ------------    ------------    ------------
         Total Revenues .........................................      2,125,874       1,751,545       1,567,638
                                                                    ------------    ------------    ------------

COSTS AND EXPENSES
   Homebuilding .................................................      1,807,077       1,494,240       1,375,305
   Financial Services ...........................................         17,450          14,643          14,291
   Corporate general and administrative .........................         45,960          39,461          29,589
                                                                    ------------    ------------    ------------
         Total Costs and Expenses ...............................      1,870,487       1,548,344       1,419,185
                                                                    ------------    ------------    ------------

Income before income taxes ......................................        255,387         203,201         148,453
Provision for income taxes ......................................        (99,672)        (79,898)        (59,061)
                                                                    ------------    ------------    ------------
NET INCOME ......................................................        155,715         123,303          89,392
                                                                    ------------    ------------    ------------

Unrealized holding (losses) gains arising during the year .......           (222)           (338)          2,123
Less reclassification adjustment for gains included in net
   income .......................................................            108           3,118             285
                                                                    ------------    ------------    ------------
Net (loss) gain recognized in other comprehensive income, net of a deferred income tax (benefit) provision of ($480) for
   2001, ($6,090) for 2000 and $5,204 for 1999 ..................           (330)         (3,456)          1,838
                                                                    ------------    ------------    ------------

OTHER COMPREHENSIVE INCOME ......................................   $    155,385    $    119,847    $     91,230
                                                                    ============    ============    ============

EARNINGS PER SHARE (NOTES G AND K)

  Basic .........................................................   $       5.89    $       4.75    $       3.32
                                                                    ============    ============    ============

  Diluted .......................................................   $       5.72    $       4.64    $       3.26
                                                                    ============    ============    ============

WEIGHTED-AVERAGE SHARES OUTSTANDING

  Basic .........................................................         26,421          25,974          26,919
                                                                    ============    ============    ============

  Diluted .......................................................         27,232          26,556          27,414
                                                                    ============    ============    ============

DIVIDENDS PAID PER SHARE ........................................   $        .27    $        .24    $        .20
                                                                    ============    ============    ============



                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                                      ADDITIONAL                    OTHER          UNEARNED
                                            COMMON      PAID-IN      RETAINED    COMPREHENSIVE    RESTRICTED    TREASURY
                                            STOCK      CAPITAL       EARNINGS    INCOME (LOSS)      STOCK        STOCK       TOTAL
                                            ------    -----------    --------    -------------    ----------    --------   --------
BALANCES-JANUARY 1, 1999 ................   $  279    $   175,160    $160,291    $       1,785    $       --    $(39,384)  $298,131

   Shares issued ........................        3          3,399          --               --            --         173      3,575
   Net gain recognized in other
     comprehensive income ...............       --             --          --            1,838            --          --      1,838
   Tax benefit of non-qualified stock
     options exercised ..................       --            695          --               --            --          --        695
   Notes receivable for stock
     purchases, net of repayments .......       --           (160)         --               --            --          --       (160)
   Cash dividends paid ..................       --             --      (4,448)              --            --          --     (4,448)
   Net income ...........................       --             --      89,392               --            --          --     89,392
                                            ------    -----------    --------    -------------    ----------    --------   ---------

BALANCES-DECEMBER 31, 1999 ..............      282        179,094     245,235            3,623            --     (39,211)   389,023

   Shares issued ........................        4          5,823          --               --            --       2,036      7,863
   Net loss recognized in other
     comprehensive income ...............       --             --          --           (3,456)           --          --     (3,456)
   Tax benefit of non-qualified stock
     options exercised ..................       --          1,439          --               --            --          --      1,439
   Notes receivable for stock
     purchases, net of repayments .......       --         (1,794)         --               --            --          --     (1,794)
   Contribution of common stock .........       --          1,372          --               --            --         528      1,900
   Stock repurchases ....................       --             --          --               --            --     (30,828)   (30,828)
   Cash dividends paid ..................       --             --      (5,220)              --            --          --     (5,220)
   10% stock dividend ...................       22         80,403     (80,425)              --            --          --         --
   Net income ...........................       --             --     123,303               --            --          --    123,303
                                            ------    -----------    --------    -------------    ----------    --------   --------

BALANCES-DECEMBER 31, 2000 ..............      308        266,337     282,893              167            --     (67,475)   482,230

   Shares issued ........................        7         12,020          --               --            --       1,717     13,744
   Net loss recognized in other
     comprehensive income ...............       --             --          --             (330)           --          --       (330)
   Tax benefit of non-qualified stock
     options exercised ..................       --          8,541          --               --            --          --      8,541
   Notes receivable for stock
     purchases, net of repayments .......       --          2,644          --               --            --          --      2,644
   Contribution of common stock .........       --          1,474          --               --            --         526      2,000
   Stock repurchases ....................       --             --          --               --            --      (3,845)    (3,845)
   Cash dividends paid ..................       --             --      (6,456)              --            --          --     (6,456)
   10% stock dividend ...................       (1)        66,021     (89,667)              --            --      23,647         --
   Restricted stock grants ..............       --             --          --               --          (412)         --       (412)
   Net income ...........................       --             --     155,715               --            --          --    155,715
                                            ------    -----------    --------    -------------    ----------    --------   --------

BALANCES-DECEMBER 31, 2001 ..............   $  314    $   357,037    $342,485    $        (163)   $     (412)   $(45,430)  $653,831
                                            ======    ===========    ========    =============    ==========    ========   ========



                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                   2001            2000            1999
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES
Net income .................................................   $    155,715    $    123,303    $     89,392
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
     Depreciation and amortization .........................         27,445          21,792          17,845
     Homebuilding asset impairment charges .................          7,041           4,200           2,242
     Deferred income taxes .................................          1,740         (10,620)         (3,252)
     Net changes in operating assets and liabilities
        Home sales and other accounts receivable ...........          2,092          (1,217)          9,275
        Homebuilding inventories ...........................        (82,072)       (190,714)       (135,678)
        Prepaid expenses and other assets ..................        (20,685)        (11,330)         (5,263)
        Mortgage loans held in inventory ...................        (37,820)        (17,198)         (5,405)
        Accounts payable and accrued expenses ..............         36,817          20,775          27,950
     Other, net ............................................          2,978          (2,448)           (951)
                                                               ------------    ------------    ------------
Net cash provided by (used in) operating activities ........         93,251         (63,457)         (3,845)
                                                               ------------    ------------    ------------

INVESTING ACTIVITIES
Net purchase of property and equipment .....................         (3,219)         (3,160)         (3,642)
Changes in investments and marketable securities ...........             --              --           1,764
                                                               ------------    ------------    ------------
Net cash used in investing activities ......................         (3,219)         (3,160)         (1,878)
                                                               ------------    ------------    ------------

FINANCING ACTIVITIES
Lines of credit
     Advances ..............................................      1,866,183       1,721,125       1,429,600
     Principal payments ....................................     (1,931,000)     (1,646,900)     (1,389,571)
Principal payments on notes payable ........................             --              --          (1,898)
Dividend payments ..........................................         (6,456)         (5,220)         (4,448)
Stock repurchases ..........................................         (3,845)        (30,828)             --
Proceeds from exercise of stock options ....................          7,571           3,625             891
                                                               ------------    ------------    ------------
Net cash (used in) provided by financing activities ........        (67,547)         41,802          34,574
                                                               ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents .......         22,485         (24,815)         28,851
Cash and cash equivalents
     Beginning of year .....................................         14,115          38,930          10,079
                                                               ------------    ------------    ------------
     End of year ...........................................   $     36,600    $     14,115    $     38,930
                                                               ============    ============    ============



                 See notes to consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company", which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) include the accounts of MDC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         Prepaid Expenses and Other Assets, Net - Homebuilding prepaid expenses and other assets include qualified settlement fund ("QSF") assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. The QSF assets are recorded on the consolidated balance sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive (loss) income. At December 31, 2001 and 2000, respectively, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $13,040,000 and $8,028,000 under a borrowing arrangement that was approved by the Colorado Division of Insurance and the Company's Board of Directors.

         The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

                                                      DECEMBER 31,
                                                ------------------------
                                                   2001          2000
                                                ----------    ----------
QSF assets ..................................   $   17,434    $   19,601
MDC intercompany notes payable to QSF .......      (13,040)       (8,028)
Land option deposits ........................       14,520        10,838
Deferred marketing costs ....................       14,099        14,863
Prepaid tap and system development fees .....        3,197         4,637
Other .......................................       13,334         9,720
                                                ----------    ----------
      Total .................................   $   49,544    $   51,631
                                                ==========    ==========

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

         Warranty Costs - The Company's homes are sold with limited warranties issued by an unaffiliated warranty company. Reserves are established by the Company to cover estimated costs of repairs for which the Company is responsible. Warranty reserves are included in homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $38,400,000 and $38,200,000, respectively, at December 31, 2001 and 2000.

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

         Derivative Financial Instruments - The mortgage lending operations are affected by, among other things, changes in mortgage interest rates. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. Hedging gains or losses are recognized when the hedged mortgage loans are sold. Gains or losses related to ineffectiveness in the hedging relationship and gains or losses on derivative instruments that do not qualify for hedge accounting are recognized immediately.

         Mortgage Servicing Rights - The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. Mortgage servicing rights ("Servicing Rights") of $8,849,000 and $5,027,000 were capitalized during 2001 and 2000, respectively. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $13,788,000 and $5,128,000 for 2001 and 2000, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. As of December 31, 2001 and 2000, the Company had unamortized Servicing Rights of $111,000 and $4,969,000, respectively, net of impairment reserves of $48,000 and $130,000, respectively, included in financial services other assets, net in the consolidated balance sheets.

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

         Stock-Based Compensation - The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company's common stock on the date of grant. MDC has elected to account for the stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations (see Note G). Restricted stock grants to employees are valued based on the market price of MDC's common stock at the measurement dates and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders' equity in the consolidated balance sheets and is amortized to expense over the vesting period.

         Estimates in Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include warranty, other accrued expenses, litigation reserves, estimates to complete land development and construction and estimates related to potential asset impairment charges.

         New Statements of Financial Accounting Standards - In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance for the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company anticipates that the adoption of SFAS No. 144 as of January 1, 2002 will not have a material effect of its financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141, effective for any business combination completed after June 30, 2001, did not have any effect on the Company's financial position or results of operation. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 must be adopted as of January 1, 2002. The Company has determined that SFAS No. 142 will not have a material effect on the Company's financial position or results of operations.

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

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133" was issued. SFAS No. 133 and SFAS No. 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. As a result of the adoption of SFAS No. 133 and SFAS No. 138, HomeAmerican recognized a net loss of $555,000 that is included in gains on sales of mortgage loans, net (see Note B).

B. INFORMATION ON BUSINESS SEGMENTS

         The Company operates in two business segments - homebuilding and financial services. A summary of the Company's business segments is shown below (in thousands).

                                                                     YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------
                                                              2001            2000            1999
                                                          ------------    ------------    ------------
HOMEBUILDING
       Home sales .....................................   $  2,076,807    $  1,701,108    $  1,526,519
       Land sales .....................................          2,909           6,641           8,114
       Other revenues .................................          6,628          13,810           2,930
                                                          ------------    ------------    ------------
                                                             2,086,344       1,721,559       1,537,563
                                                          ------------    ------------    ------------

       Home cost of sales .............................      1,594,412       1,322,185       1,231,922
       Land cost of sales .............................          1,105           4,293           5,767
       Asset impairment charges .......................          7,041           4,200           2,242
       Marketing ......................................        114,129          94,412          80,545
       General and administrative .....................         90,390          69,150          54,829
                                                          ------------    ------------    ------------
                                                             1,807,077       1,494,240       1,375,305
                                                          ------------    ------------    ------------
           HOMEBUILDING OPERATING PROFIT ..............        279,267         227,319         162,258
                                                          ------------    ------------    ------------

FINANCIAL SERVICES
    Revenues
       Interest .......................................          3,544           2,313           2,844
       Origination fees ...............................         17,572          13,951          12,459
       Gains on sales of mortgage servicing, net ......          3,288           3,162           3,114
       Gains on sales of mortgage loans, net ..........         13,923           8,951           8,456
       Mortgage servicing and other ...................            239             548             587
                                                          ------------    ------------    ------------
                                                                38,566          28,925          27,460

    General and Administrative Expenses ...............         17,450          14,643          14,291
                                                          ------------    ------------    ------------

           FINANCIAL SERVICES OPERATING PROFIT ........         21,116          14,282          13,169
                                                          ------------    ------------    ------------

TOTAL OPERATING PROFIT ................................        300,383         241,601         175,427
                                                          ------------    ------------    ------------
CORPORATE
       Interest and other revenues ....................            964           1,061           2,615
       General and administrative .....................        (45,960)        (39,461)        (29,589)
                                                          ------------    ------------    ------------

           NET CORPORATE EXPENSES .....................        (44,996)        (38,400)        (26,974)
                                                          ------------    ------------    ------------


INCOME BEFORE INCOME TAXES ............................   $    255,387    $    203,201    $    148,453
                                                          ============    ============    ============

         Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 2001, 2000 and 1999 were not material. Identifiable segment assets are shown on the face of the consolidated balance sheets.

C. MORTGAGE LOANS HELD IN INVENTORY

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

                                                                     DECEMBER 31,
                                                               ------------------------
                                                                  2001          2000
                                                               ----------    ----------
First mortgage loans
   Conventional ............................................   $  117,597    $   80,517
   FHA and VA ..............................................       30,854        27,436
                                                               ----------    ----------
                                                                  148,451       107,953
Less
   Unamortized discounts ...................................         (390)         (118)
   Deferred fees ...........................................       (1,024)         (584)
   Adjustment for derivatives and hedging activities .......       (1,862)           --
   Allowance for loan losses ...............................         (204)         (100)
                                                               ----------    ----------

     Total .................................................   $  144,971    $  107,151
                                                               ==========    ==========

         Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 6.8% at December 31, 2001.

D. LINES OF CREDIT

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). In October 1999, the terms of the Homebuilding Line were amended and restated (the "Amended and Restated Credit Agreement") to extend the maturity date to September 30, 2004 and increase the maximum amount available from $300,000,000 to $450,000,000 upon the Company's request, requiring additional commitments from existing or additional participant lenders. Commitments under the Homebuilding Line increased from $300,000,000 to $413,000,000 in 2000 and to $438,000,000 in April 2001. Commitments increased to $450,000,000 in June 2001 with the addition of two new banks to the lending group. Pursuant to the terms of the Amended and Restated Credit Agreement, a term-out of this credit may commence prior to September 30, 2004 under certain circumstances. At December 31, 2001, the Company had no borrowings and $15,486,000 in letters of credit outstanding under the Homebuilding Line, but could have borrowed funds at interest rates ranging from 3.08% to 4.75%. At December 31, 2000, the weighted-average interest rate on amounts outstanding on the Homebuilding Line was 7.9%.

         Mortgage Lending - In 2000, the Company modified the terms of the Mortgage Line to increase the borrowing limit from $75,000,000 to $100,000,000, with the potential for a $25,000,000 temporary increase, subject to concurrence by the participating banks. At December 31, 2001 and 2000, the borrowing limit was $125,000,000, with the temporary increases expiring in February of the subsequent years. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2001, $99,642,000 was borrowed and an additional $24,643,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice. At December 31, 2001 and 2000, the interest rates on the Mortgage Line were 3.0% and 7.7%, respectively.

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

         The financial covenants contained in the Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed the product of 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the consolidated tangible net worth test, MDC's "consolidated tangible net worth," as defined, must not be less than the sum of $238,000,000 plus 50% of "consolidated net income," as defined, earned after December 31, 1998. In addition, the "consolidated tangible net worth," as defined, must not be less than $150,000,000.

E. SENIOR NOTES

         On January 28, 1998, the Company completed an offering of $175,000,000 principal amount of 8 3/8% senior notes due February 2008 (the "Senior Notes") at a discount with an effective rate of 8.7%. The principal amounts outstanding, net of unamortized discount, at December 31, 2001 and 2000 were $174,503,000 and $174,444,000, respectively. The Senior Notes are callable in February 2003 at 104.188% of principal. The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured. In December 2001, the Company amended its Senior Notes indenture to provide for the unconditional and joint and several guarantee of the Senior Notes by most of the Company's homebuilding segment subsidiaries. See Note R.

F. RETIREMENT PLANS

         In October 1997, the Company established a defined benefit retirement plan (the "Retirement Plan") for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $9,667,000 at December 31, 2001. The Retirement Plan is not funded and benefits vest in either two or five years from plan inception. Unrecognized prior service cost of $2,600,000 at December 31, 2001 is being recognized over the officers' average estimated service periods. Included on the December 31, 2001 consolidated balance sheet is an intangible asset of $2,600,000 related to unamortized prior service cost and a corresponding accrued pension liability of $2,723,000 and an accumulated other comprehensive loss of $123,000. Accrued benefit costs as of December 31, 2001, 2000 and 1999 were $4,538,000, $3,247,000 and $2,132,000, respectively. Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for the three years ended December 31, 2001 (dollars in thousands).

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------
                                                                            2001          2000          1999
                                                                         ----------    ----------    ----------
Projected benefit obligation - beginning of year .....................   $    7,930    $    6,824    $    4,881
    Service cost .....................................................          155           131           245
    Interest cost ....................................................          641           544           451
    Unrecognized loss due to change in actuarial assumptions .........          941           431         1,247
                                                                         ----------    ----------    ----------
Projected benefit obligation - end of year ...........................   $    9,667    $    7,930    $    6,824
                                                                         ==========    ==========    ==========

Assumptions used in the calculation of the present value of the projected benefit obligation
    Discount rate ....................................................         7.25%         7.50%         7.50%
    Future annual compensation rate increase .........................         4.00%         4.00%         4.00%

Components of Retirement Plan expense
    Service cost .....................................................   $      155    $      131    $      245
    Interest cost ....................................................          641           544           451
    Prior service cost amortization ..................................          325           325           325
    Net loss recognition .............................................          170           116            38
                                                                         ----------    ----------    ----------
Total Retirement Plan expense ........................................   $    1,291    $    1,116    $    1,059
                                                                         ==========    ==========    ==========

         The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company's eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions for 2001, 2000 and 1999 were funded with shares of MDC common stock, and the expense recognized by the Company for these years was $2,577,000, $2,300,000 and $2,060,000, respectively.

G. STOCKHOLDERS' EQUITY

         Stock Dividends - On January 22, 2001, MDC's Board of Directors approved the payment of a 10% stock dividend, which was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC's Board of Directors approved the payment of another 10% stock dividend, which was distributed on December 28, 2001 to shareowners of record on December 17, 2001. In accordance with SFAS No. 128, basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for 2001, 2000 and 1999 to reflect the effect of these stock dividends.

         Equity Incentive Plans - A summary of the Company's equity incentive plans follows.

         Employee Equity Incentive Plans - In June 1993, the Company adopted the Employee Equity Incentive Plan (the "Employee Plan"). The Employee Plan provided for an initial authorization of 2,541,000 shares of MDC common stock (restated for both stock dividends) for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. In the fourth quarter of 2001, 14,203 shares of restricted stock (restated for the December 28, 2001 stock dividend) were awarded under the Employee Plan. The Employee Plan terminates pursuant to its terms on April 20, 2003.

         In March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for an initial authorization of 2,200,000 shares of MDC common stock (restated for the December 28, 2001 stock dividend) for issuance thereunder, plus an additional annual authorization equal to 10% of the authorized shares of MDC common stock under the Equity Incentive Plan. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted.

         Executive Option Purchase Program - Pursuant to the terms of the Executive Option Purchase Program (the "Option Purchase Program"), the Company is authorized by the MDC Board of Directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Equity Incentive Plans, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 2001 and 2000, certain eligible executives of the Company exercised options to purchase 385,000 and 300,000 shares, respectively, of MDC common stock under the equity incentive plans. Aggregate notes receivable under the Option Purchase Program of $930,000 and $3,574,000, respectively, at December 31, 2001 and 2000 have reduced stockholders' equity.

         Middle Management Option Purchase Program - Pursuant to the terms of the Middle Management Option Purchase Program (the "Management Program"), created on July 1, 2000, the Company is authorized by the MDC Board of Directors to lend eligible members of middle management of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the equity incentive plans, subject to certain maximum amounts as set forth under the Management Program. Notes receivable under the Management Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. At December 31, 2001, there were no loans outstanding under the Management Program.

         Director Equity Incentive Plans - The Director Equity Incentive Plan was adopted by the Company in June 1993 (the "Director Plan"), to provide for the grant of stock options to non-employee directors of the Company. The Director Plan provided for an initial authorization of 363,000 shares of MDC common stock (restated for both stock dividends) for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Plan. During 1997, the Board of Directors authorized, and the Company's stockholders approved, an additional 423,500 shares of MDC common stock (restated for both stock dividends) for issuance under the Director Plan. Pursuant to the Director Plan, on December 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Plan vests immediately and expires five years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option. The Director Plan was terminated in March 2001.

         In March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the "Director Stock Option Plan"). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provides for an initial authorization of 550,000 shares of MDC common stock (restated for the December 28, 2001 stock dividend) for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. On October 1, 2001, options to purchase 137,500 shares of MDC common stock (restated for the December 28, 2001 stock dividend) were granted to directors pursuant to the Director Stock Option Plan. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option.

         A summary of the changes in stock options during each of the three years ended December 31, 2001 is as follows (in shares of MDC common stock). Shares and weighted average exercise prices have been restated to reflect the effects of the 10% stock dividends distributed on February 16, 2001 and December 28, 2001.

                                                          2001                       2000                       1999
                                                ------------------------   ------------------------   ------------------------
                                                               WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                    AVERAGE
                                                               EXERCISE                   EXERCISE                   EXERCISE
                                                  SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                                ----------    ----------   ----------    ----------   ----------    ----------
Options outstanding - beginning of year .....    3,202,748    $    15.18    2,886,002    $    10.69    2,193,124    $     9.09
  Granted ...................................    1,180,520    $    28.49    1,024,870    $    23.17      938,960    $    13.00
  Exercised .................................     (811,878)   $     9.33     (532,675)   $     6.74     (225,666)   $     4.66
  Cancelled .................................      (62,191)   $    22.17     (175,449)   $    13.78      (20,416)   $    11.01
                                                ----------                 ----------                 ----------
Options outstanding - end of year ...........    3,509,199    $    20.88    3,202,748    $    15.18    2,886,002    $    10.69
Available for future grant ..................    3,088,463                    843,083                  1,149,133
                                                ----------                 ----------                 ----------
Total shares reserved - end of year .........    6,597,662                  4,045,831                  4,035,135
                                                ==========                 ==========                 ==========

Options exercisable December 31 .............    1,395,718    $    16.13    1,367,059    $    10.40    1,390,077    $     8.21
                                                ==========                 ==========                 ==========

         The Company has elected to use APB No. 25 and related interpretations in accounting for its equity incentive plans. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and the vesting provisions under the plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", net income in 2001 would have been reduced by approximately $4,283,000, or $.16 per basic and diluted share. Net income for 2000 and 1999 would have been reduced by $2,771,000, or $.11 per basic share and $.10 per diluted share, and $1,786,000, or $.07 per basic share and $.06 per diluted share, respectively.

         The following table is a summary of the average fair values of options granted during 2001, 2000 and 1999 on the date of grant using the Black-Scholes option pricing model with the assumptions used for volatility, risk free interest rate and dividend yield rate.

                                                        YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                   2001          2000          1999
                                                ----------    ----------    ----------
Average fair value of options granted .......   $    13.77    $    12.85    $     7.41
Volatility ..................................         51.9%         44.7%         51.5%
Risk free interest rate .....................          4.5%          5.7%          6.2%
Dividend yield rate .........................          0.8%          0.7%          1.6%
Expected lives of options ...................      5-6 yrs.      5-6 yrs.      5-6 yrs.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ---------------------------------------------   ----------------------------
                                    AVERAGE         WEIGHTED                       WEIGHTED
   RANGE OF          NUMBER        REMAINING        AVERAGE         NUMBER          AVERAGE
EXERCISE PRICE    OUTSTANDING    CONTRACT LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------    ------------   -------------   --------------   -----------   --------------
$ 9.41 - $12.86      1,007,435            2.46   $        11.74       651,384   $        11.18
$13.06 - $24.15        580,848            4.05   $        17.19       436,704   $        17.86
$24.17 - $24.17        888,896            4.24   $        24.17       307,630   $        24.17
$28.23 - $32.68      1,032,020            9.87   $        29.06            --               --
                  ------------                                    -----------
                     3,509,199                   $        20.88     1,395,718   $        16.13
                  ============                                    ===========

         MDC Common Stock Repurchase Program - On January 24, 2000, MDC's Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, MDC's Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 1,931,800 shares of MDC common stock under these programs through December 31, 2000. The per share prices, including commissions, for these repurchases range from $13.53 to $22.02 with an average cost of $15.96. During 2001, the Company repurchased an additional 132,500 shares of MDC common stock under these programs at per share prices, including commissions, for the repurchases ranging from $29.00 to $29.02, with an average cost of $29.02. At December 31, 2001 and 2000, the Company held 4,809,000 shares and 7,426,000 shares of treasury stock, respectively, with average purchase prices of $9.45 and $9.09, respectively.

H. HOMEBUILDING ASSET IMPAIRMENT CHARGES

         Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000, $4,200,000 and $2,242,000 in 2001, 2000 and 1999,
respectively. The Company's assets to which these impairment charges relate are summarized as follows (in thousands).

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Completed homes and homes under construction .....   $  1,075   $     --   $     --
Land under development and other .................      5,966      4,200      2,242
                                                     --------   --------   --------
      Total ......................................   $  7,041   $  4,200   $  2,242
                                                     ========   ========   ========

         The 2001 asset impairment charges primarily resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area. These four projects had experienced a much slower than anticipated home order pace and a significant increase in sales incentive requirements. The three San Francisco Bay area projects offered homes with prices originally averaging over $650,000, and each experienced substantial reductions in home selling prices by competing projects. The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California that experienced a reduced home order pace and significantly higher sales incentives than anticipated. The 1999 charge primarily resulted from the write-down to fair value of one homebuilding project in Southern

California that experienced higher than anticipated development costs, in addition to slower home orders and increased incentives.

I. CORPORATE AND HOMEBUILDING INTEREST ACTIVITY (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2001        2000        1999
                                                          --------    --------    --------
Interest capitalized in homebuilding inventory,
   beginning of year ..................................   $ 19,417    $ 17,406    $ 26,332

Interest incurred .....................................     22,498      24,367      21,261

Previously capitalized interest included in
   cost of sales ......................................    (24,557)    (22,356)    (30,187)
                                                          --------    --------    --------

Interest capitalized in homebuilding inventory,
   end of year ........................................   $ 17,358    $ 19,417    $ 17,406
                                                          ========    ========    ========

J. INCOME TAXES

         Total income taxes have been allocated as follows (in thousands).

                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2001        2000        1999
                                                          --------    --------    --------
Provision for income taxes ............................   $ 99,672    $ 79,898    $ 59,061
Stockholders' equity, related to exercise of stock
   options ............................................     (8,541)     (1,439)       (695)
                                                          --------    --------    --------

Total income taxes ....................................   $ 91,131    $ 78,459    $ 58,366
                                                          ========    ========    ========

         The significant components of the provision for income taxes are as follows (in thousands).

                                               YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                             2001       2000        1999
                                           --------   --------    --------
Current tax expense
   Federal .............................   $ 85,797   $ 79,115    $ 51,192
   State ...............................     12,135     11,403      11,121
                                           --------   --------    --------
     Total current .....................     97,932     90,518      62,313
                                           --------   --------    --------

Deferred tax expense (benefit)
   Federal .............................      1,471    (10,159)     (1,914)
   State ...............................        269       (461)     (1,338)
                                           --------   --------    --------
     Total deferred ....................      1,740    (10,620)     (3,252)
                                           --------   --------    --------

Provision for income taxes .............   $ 99,672   $ 79,898    $ 59,061
                                           ========   ========    ========

         The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

                                                          YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
Tax expense computed at statutory rate ...........   $ 89,385    $ 71,120    $ 51,959
Increase due to
     Permanent differences between financial
       statement income and taxable income .......        242         175         158
     State income tax, net of federal benefit ....      8,297       7,024       6,601
     Other, net ..................................      1,748       1,579         343
                                                     --------    --------    --------

Provision for income taxes .......................   $ 99,672    $ 79,898    $ 59,061
                                                     ========    ========    ========
Effective tax rate ...............................       39.0%       39.3%       39.8%
                                                     ========    ========    ========

         The tax effects of the temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                              DECEMBER 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Deferred tax assets
   Warranty, litigation and other reserves ............   $ 21,226    $ 19,107
   Inventory impairment charges .......................      4,982       5,130
   Accrued liabilities ................................      4,734       4,145
   Inventory, additional costs capitalized for tax
     purposes .........................................      9,134      15,350
   Property, equipment and other assets, net ..........        136         172
                                                          --------    --------
       Total gross deferred tax assets ................     40,212      43,904
                                                          --------    --------

Deferred tax liabilities
   Deferred revenue ...................................      7,708       7,500
   Inventory, additional costs capitalized for
     financial statement purposes .....................        823       2,472
   Subsidiaries not consolidated for tax purposes .....      1,633       1,038
   Other, net .........................................        (33)      1,073
                                                          --------    --------

       Total gross deferred tax liabilities ...........     10,131      12,083
                                                          --------    --------

   Net deferred tax asset .............................   $ 30,081    $ 31,821
                                                          ========    ========

         In August 2000, the Company and the Internal Revenue Service (the "IRS") reached final agreement on the examination of the Company's federal income tax returns for the years 1991 through 1995. In April 2000, the Company and the IRS reached final agreement on the examination of the Company's federal income tax returns for the years 1996 and 1997. The conclusion of these examinations resulted in no material impact to the Company's financial position or results of operations. No IRS examinations of the Company's federal income tax returns currently are in process.

K. EARNINGS PER SHARE

         Pursuant to SFAS No. 128, "Earnings per Share," the computation of diluted earnings per share takes into account the effect of dilutive stock options. Weighted-average shares outstanding and per share amounts have been adjusted for the effects of the 10% stock dividends distributed on February 16, 2001 and December 28, 2001. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
BASIC EARNINGS PER SHARE
   Net income ....................................   $155,715   $123,303   $ 89,392
                                                     ========   ========   ========
   Basic weighted-average shares outstanding .....     26,421     25,974     26,919
                                                     ========   ========   ========
   Per share amounts .............................   $   5.89   $   4.75   $   3.32
                                                     ========   ========   ========

DILUTED EARNINGS PER SHARE
   Net income ....................................   $155,715   $123,303   $ 89,392
                                                     ========   ========   ========
   Basic weighted-average shares outstanding .....     26,421     25,974     26,919
   Stock options, net ............................        811        582        495
                                                     --------   --------   --------
   Diluted weighted-average shares outstanding ...     27,232     26,556     27,414
                                                     ========   ========   ========
   Per share amounts .............................   $   5.72   $   4.64   $   3.26
                                                     ========   ========   ========

L. LEGAL PROCEEDINGS

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

         Investments and Marketable Securities, Net - Investments in marketable equity securities (other than the QSF assets, see Note A) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

         Mortgage Loans Held in Inventory - The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans that have no forward commitments, loans in inventory are stated at the lower of cost or market. Accordingly, the carrying value is a reasonable estimate of fair value.

         Lines of Credit - The Company's lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. Accordingly, the carrying value is a reasonable estimate of fair value.

         Senior Notes - The estimated fair value of the Senior Notes in the following table are based on dealer quotes.

                          DECEMBER 31, 2001         DECEMBER 31, 2000
                       -----------------------   -----------------------
                        RECORDED    ESTIMATED     RECORDED    ESTIMATED
                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                       ----------   ----------   ----------   ----------
Senior Notes .......   $  174,503   $  176,995   $  174,444   $  158,813

N. COMMITMENTS AND CONTINGENCIES

         The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) demographic changes; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company's operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona and Nevada.

         To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2001, commitments by HomeAmerican to originate mortgage loans totaled $38,353,000 at market rates of interest. At December 31, 2001, unexpired short-term forward commitments to sell loans totaled $155,854,000 at market rates of interest.

         MDC leases office space, equipment and certain of its model show homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $6,566,000 in 2002, $4,744,000 in 2003, $3,546,000 in 2004, $2,503,000 in 2005 and $1,955,000 in 2006. Rent
expense under cancelable and non-cancelable leases totaled $6,758,000, $6,531,000 and $4,846,000 in 2001, 2000, and 1999, respectively.

O. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Cash paid during the year for
     Interest ....................................   $ 22,881   $ 29,933   $ 17,335
     Income taxes ................................   $ 83,227   $ 89,802   $ 63,557

Non-cash investing and financing activities
     Land purchases financed by seller ...........   $     --   $     --   $  1,032
     Land sales financed by MDC ..................   $     --   $     --   $     43

P. RELATED PARTY TRANSACTIONS

         MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

         Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $246,000, $240,000 and $209,000 in 2001, 2000 and 1999, respectively.

         The Company utilizes in the ordinary course of business the services of a marketing and communications firm that is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $246,000, $412,000 and $432,000, respectively, for 2001, 2000 and 1999.

         The spouse of an officer and director of the Company owns a company that provides consulting services to the Company. Total fees paid for these services were $240,000, $220,000 and $120,000, respectively, for 2001, 2000 and
1999.

         During 2001, the Company contributed 57,889 shares of MDC common stock valued at $2,000,000 to the MDC Holdings Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 2000. During 2000, the Company contributed $2,000,000 to the Foundation, consisting of 58,033 shares of MDC common stock valued at $1,900,000 and $100,000 in cash. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

Q. SUMMARIZED QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

         Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 2001 is as follows (in thousands, except per share amounts). Weighted-average shares outstanding and earnings per share have been adjusted for the effects of the 10% stock dividends distributed on February 16, 2001 and December 28, 2001.

                                                                     QUARTER
                                                -------------------------------------------------
                                                  FOURTH       THIRD        SECOND        FIRST
                                                ----------   ----------   ----------   ----------
2001
Revenues ....................................   $  676,605   $  521,312   $  508,235   $  419,722
                                                ==========   ==========   ==========   ==========

Net income ..................................   $   47,064   $   40,525   $   38,843   $   29,283
                                                ==========   ==========   ==========   ==========

Earnings Per Share
    Basic ...................................   $     1.77   $     1.52   $     1.47   $     1.13
                                                ==========   ==========   ==========   ==========

    Diluted .................................   $     1.73   $     1.48   $     1.42   $     1.09
                                                ==========   ==========   ==========   ==========
Weighted-Average Shares Outstanding
    Basic ...................................       26,562       26,654       26,468       25,933
                                                ==========   ==========   ==========   ==========

    Diluted .................................       27,226       27,370       27,316       26,938
                                                ==========   ==========   ==========   ==========

2000
Revenues ....................................   $  538,501   $  446,239   $  419,647   $  347,158
                                                ==========   ==========   ==========   ==========

Net income ..................................   $   39,213   $   34,260   $   28,809   $   21,021
                                                ==========   ==========   ==========   ==========

Earnings Per Share
    Basic ...................................   $     1.54   $     1.34   $     1.11   $     0.79
                                                ==========   ==========   ==========   ==========

    Diluted .................................   $     1.49   $     1.30   $     1.09   $     0.78
                                                ==========   ==========   ==========   ==========
Weighted-Average Shares Outstanding
    Basic ...................................       25,538       25,627       25,987       26,753
                                                ==========   ==========   ==========   ==========

    Diluted .................................       26,364       26,257       26,404       27,046
                                                ==========   ==========   ==========   ==========

R. SUPPLEMENTAL GUARANTOR INFORMATION

         The Senior Notes are unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. and Richmond American Homes of Colorado, Inc. (collectively, the "Guarantor Subsidiaries"). Non-guarantor subsidiaries primarily consist of HomeAmerican, American Home Title and Escrow Company, American Home Insurance Agency, Inc. and Lion Insurance Company (collectively, the "Non-Guarantor Subsidiaries"). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Consolidating statements of cash flows are not presented because cash flows for the Non-Guarantor Subsidiaries were not significant for any of the periods presented.

                              M.D.C. HOLDINGS, INC.
                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                         NON-
                                                                     GUARANTOR       GUARANTOR      ELIMINATING
                                                         MDC         SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
ASSETS
Corporate
   Cash and cash equivalents .....................   $     31,322    $         --    $         --    $         --    $     31,322
   Investments in and advances to parent
     and subsidiaries ............................        330,944             465          (1,951)       (329,458)             --
   Other assets ..................................         42,869              --            (521)             --          42,348
                                                     ------------    ------------    ------------    ------------    ------------
                                                          405,135             465          (2,472)       (329,458)         73,670
                                                     ------------    ------------    ------------    ------------    ------------

Homebuilding
   Cash and cash equivalents .....................             --           4,352             408              --           4,760
   Home sales and other accounts receivable ......             --           3,744             169          (1,292)          2,621
   Inventories, net
     Housing completed or under construction .....             --         456,752              --              --         456,752
     Land and land under development .............             --         441,004           9,498              --         450,502
   Other assets ..................................             --          32,063          17,481              --          49,544
                                                     ------------    ------------    ------------    ------------    ------------
                                                               --         937,915          27,556          (1,292)        964,179
                                                     ------------    ------------    ------------    ------------    ------------

Financial Services ...............................             --              --         153,107              --         153,107
                                                     ------------    ------------    ------------    ------------    ------------

         Total Assets ............................   $    405,135    $    938,380    $    178,191    $   (330,750)   $  1,190,956
                                                     ============    ============    ============    ============    ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses .........   $     60,684    $         --    $        443    $          8    $     61,135
   Advances and notes payable - Parent and
     subsidiaries ................................       (375,290)        358,751          16,539              --              --
   Income taxes payable ..........................       (100,585)        102,494           8,044              --           9,953
   Senior notes, net .............................        174,503              --              --              --         174,503
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (240,688)        461,245          25,026               8         245,591
                                                     ------------    ------------    ------------    ------------    ------------

Homebuilding
   Accounts payable and accrued expenses .........             --         168,247           6,708              --         174,955
   Line of credit ................................             --              --              --              --              --
                                                     ------------    ------------    ------------    ------------    ------------
                                                               --         168,247           6,708              --         174,955
                                                     ------------    ------------    ------------    ------------    ------------

 Financial Services ..............................             --              --         117,878          (1,299)        116,579
                                                     ------------    ------------    ------------    ------------    ------------

         Total Liabilities .......................       (240,688)        629,492         149,612          (1,291)        537,125
                                                     ------------    ------------    ------------    ------------    ------------


 STOCKHOLDERS' EQUITY ............................        645,823         308,888          28,579        (329,459)        653,831
                                                     ------------    ------------    ------------    ------------    ------------

         Total Liabilities and
           Stockholders' Equity ..................   $    405,135    $    938,380    $    178,191    $   (330,750)   $  1,190,956
                                                     ============    ============    ============    ============    ============

                              M.D.C. HOLDINGS, INC.
                      SUPPLEMENTAL COMBINING BALANCE SHEET
                                DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                                         NON-
                                                                     GUARANTOR       GUARANTOR      ELIMINATING
                                                         MDC         SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                     ------------    ------------    ------------    ------------    ------------
ASSETS
Corporate
   Cash and cash equivalents .....................   $      8,411    $         --    $         --    $         --    $      8,411
   Investments in and advances to
     parent and subsidiaries .....................        290,493              --             533        (291,026)             --
   Other assets ..................................         45,724              --            (615)             --          45,109
                                                     ------------    ------------    ------------    ------------    ------------
                                                          344,628              --             (82)       (291,026)         53,520
                                                     ------------    ------------    ------------    ------------    ------------

Homebuilding
   Cash and cash equivalents .....................             --           4,792             473              --           5,265
   Home sales and other
     accounts receivable .........................             --           6,033             109          (1,429)          4,713
   Inventories, net
     Housing completed or under construction .....             --         443,512              --              --         443,512
     Land and land under development .............             --         387,449           1,262              --         388,711
   Other assets ..................................             --          32,621          19,010              --          51,631
                                                     ------------    ------------    ------------    ------------    ------------
                                                               --         874,407          20,854          (1,429)        893,832
                                                     ------------    ------------    ------------    ------------    ------------

Financial Services ...............................             --              --         114,246              --         114,246
                                                     ------------    ------------    ------------    ------------    ------------

         Total Assets ............................   $    344,628    $    874,407    $    135,018    $   (292,455)   $  1,061,598
                                                     ============    ============    ============    ============    ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses .........   $     50,578    $         --    $        256    $          9    $     50,843
   Advances and notes payable - Parent and
     subsidiaries ................................       (367,491)        359,376           8,115              --              --
   Income taxes payable ..........................        (71,641)         78,596           2,603              --           9,558
   Senior Notes, net .............................        174,444              --              --              --         174,444
                                                     ------------    ------------    ------------    ------------    ------------
                                                         (214,110)        437,972          10,974               9         234,845
                                                     ------------    ------------    ------------    ------------    ------------

Homebuilding
   Accounts payable and accrued expenses .........             --         155,476           9,184              --         164,660
   Lines of credit ...............................         90,000              --              --              --          90,000
                                                     ------------    ------------    ------------    ------------    ------------
                                                           90,000         155,476           9,184              --         254,660
                                                     ------------    ------------    ------------    ------------    ------------

 Financial Services ..............................             --              --          91,292          (1,429)         89,863
                                                     ------------    ------------    ------------    ------------    ------------

         Total Liabilities .......................       (124,110)        593,448         111,450          (1,420)        579,368
                                                     ------------    ------------    ------------    ------------    ------------


 STOCKHOLDERS' EQUITY ............................        468,738         280,959          23,568        (291,035)        482,230
                                                     ------------    ------------    ------------    ------------    ------------

         Total Liabilities and
           Stockholders' Equity ..................   $    344,628    $    874,407    $    135,018    $   (292,455)   $  1,061,598
                                                     ============    ============    ============    ============    ============

                              M.D.C. HOLDINGS, INC.
                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                          YEAR ENDED DECEMBER 31, 2001

                                                                                    NON-
                                                                 GUARANTOR       GUARANTOR      ELIMINATING
                                                    MDC         SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                ------------    ------------    ------------    ------------    ------------
REVENUES
   Homebuilding .............................   $         --    $  2,081,436    $      5,136    $       (228)   $  2,086,344
   Financial Services .......................             --              --          38,566              --          38,566
   Corporate ................................            917              --              47              --             964
   Equity in earnings of subsidiaries .......        174,402              --              --        (174,402)             --
                                                ------------    ------------    ------------    ------------    ------------
         Total Revenues .....................        175,319       2,081,436          43,749        (174,630)      2,125,874
                                                ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
   Homebuilding .............................            529       1,821,621             437         (15,510)      1,807,077
   Financial Services .......................             --              --          17,450              --          17,450
   Corporate general and administrative .....         45,960              --              --              --          45,960
   Corporate and homebuilding interest ......        (15,510)             --              --          15,510              --
                                                ------------    ------------    ------------    ------------    ------------
        Total Expenses ......................         30,979       1,821,621          17,887              --       1,870,487
                                                ------------    ------------    ------------    ------------    ------------

   Income before income taxes ...............        144,340         259,815          25,862        (174,630)        255,387
   Provision for income taxes ...............         13,017        (102,494)        (10,195)             --         (99,672)
                                                ------------    ------------    ------------    ------------    ------------
NET INCOME ..................................   $    157,357    $    157,321    $     15,667    $   (174,630)   $    155,715
                                                ============    ============    ============    ============    ============


                          YEAR ENDED DECEMBER 31, 2000

                                                                                    NON-
                                                                 GUARANTOR       GUARANTOR      ELIMINATING
                                                    MDC         SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                ------------    ------------    ------------    ------------    ------------
REVENUES
   Homebuilding .............................   $         --    $  1,709,695    $     12,052    $       (188)   $  1,721,559
   Financial Services .......................             --              --          28,925              --          28,925
   Corporate ................................          1,024              --              37              --           1,061
   Equity in earnings of subsidiaries .......        139,090              --              --        (139,090)             --
                                                ------------    ------------    ------------    ------------    ------------
         Total Revenues .....................        140,114       1,709,695          41,014        (139,278)      1,751,545
                                                ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
   Homebuilding .............................            103       1,503,554             881         (10,298)      1,494,240
   Financial Services .......................             --              --          14,643              --          14,643
   Corporate general and administrative .....         39,461              --                              --          39,461
   Corporate and homebuilding interest ......        (10,298)             --              --          10,298              --
                                                ------------    ------------    ------------    ------------    ------------
         Total Expenses .....................         29,266       1,503,554          15,524              --       1,548,344
                                                ------------    ------------    ------------    ------------    ------------

   Income before income taxes ...............        110,848         206,141          25,490        (139,278)        203,201
   Provision for income taxes ...............          4,786         (78,596)         (6,088)             --         (79,898)
                                                ------------    ------------    ------------    ------------    ------------

NET INCOME ..................................   $    115,634    $    127,545    $     19,402    $   (139,278)   $    123,303
                                                ============    ============    ============    ============    ============

                              M.D.C. HOLDINGS, INC.
                   SUPPLEMENTAL COMBINING STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                          YEAR ENDED DECEMBER 31, 1999

                                                                                    NON-
                                                                 GUARANTOR       GUARANTOR      ELIMINATING
                                                    MDC         SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                ------------    ------------    ------------    ------------    ------------
REVENUES
   Homebuilding .............................   $         --    $  1,536,609    $      1,111    $       (157)   $  1,537,563
   Financial Services .......................             --              --          27,460              --          27,460
   Corporate ................................          2,475              --             140              --           2,615
   Equity in earnings of subsidiaries .......        102,222              --              --        (102,222)             --
                                                ------------    ------------    ------------    ------------    ------------
         Total Revenues .....................        104,697       1,536,609          28,711        (102,379)      1,567,638
                                                ------------    ------------    ------------    ------------    ------------

COSTS AND EXPENSES
   Homebuilding .............................            663       1,382,513             137          (8,008)      1,375,305
   Financial Services .......................             --              --          14,291              --          14,291
   Corporate general and administrative .....         29,589              --              --              --          29,589
   Corporate and homebuilding interest ......         (8,008)             --              --           8,008              --
                                                ------------    ------------    ------------    ------------    ------------
         Total Expenses .....................         22,244       1,382,513          14,428              --       1,419,185
                                                ------------    ------------    ------------    ------------    ------------

   Income before income taxes ...............         82,453         154,096          14,283        (102,379)        148,453
   Provision for income taxes ...............          8,044         (62,023)         (5,082)             --         (59,061)
                                                ------------    ------------    ------------    ------------    ------------

NET INCOME ..................................   $     90,497    $     92,073    $      9,201    $   (102,379)   $     89,392
                                                ============    ============    ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         PricewaterhouseCoopers LLP was the principal accountant for the Company until May 18, 2000 when the Company selected a new principal accountant, engaging Ernst & Young LLP upon the recommendation of the Audit Committee after a competitive selection process. The Audit Committee's recommendation to change accountants was approved by the Company's Board of Directors on May 18, 2000.

         In connection with the audit of the fiscal years ended December 31, 1999, and during the subsequent interim period through May 18, 2000, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused PricewaterhouseCoopers LLP to make reference thereto in their report on the financial statements for such years.

         The audit report of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company as of and for the year ended December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The Company requested that PricewaterhouseCoopers LLP furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated May 18, 2000, was filed as Exhibit 16 to our Form 8-K filed with the Securities and Exchange Commission on May 18, 2000.

         During the fiscal year ended December 31, 1999, and the subsequent interim period through May 18, 2000, the Company did not consult with Ernst & Young LLP regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2002 Annual Meeting of Shareowners to be held on or about April 25, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2002 Annual Meeting of Shareowners to be held on or about April 25, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2002 Annual Meeting of Shareowners to be held on or about April 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 2002 Annual Meeting of Shareowners to be held on or about April 25, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

                                                                                                             PAGE
                                                                                                             ----
M.D.C. Holdings, Inc. and Subsidiaries
     Report of Independent Auditors as of December 31, 2001 and December 31, 2000 and for each of the
       Two Years in the Period Ended December 31, 2001.................................................       F-2
     Report of Independent Accountants for the Year Ended December 31, 1999............................       F-3
     Consolidated Balance Sheets as of December 31, 2001 and 2000......................................       F-4
     Consolidated Statements of Income and Other Comprehensive Income for each of the Three Years Ended
       December 31, 2001...............................................................................       F-6
     Consolidated Statements of Stockholders' Equity for each of the Three Years Ended December 31, 2001      F-7
     Consolidated Statements of Cash Flows for each of the Three Years Ended December 31, 2001.........       F-8
     Notes to Consolidated Financial Statements........................................................       F-9

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

     3.2(a) Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its Board of Directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     3.2(b) Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company's Quarterly Report on Form 10-Q dated June 30, 1987). *

     4.2 Form of Certificate for shares of the Company's common stock (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-426). *

     4.3 Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank

                  United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
                  2000). *

     4.4 Form of Guaranty agreement dated as of October 8, 1999 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF NORTHERN CALIFORNIA, INC., M.D.C. LAND CORPORATION, and RICHMOND AMERICAN CONSTRUCTION, INC. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
                  1999). *

     4.5 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of October 8, 1999 payable to each of the Banks named in the Amended and Restated Credit Agreement dated as of October 8, 1999 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Bank United of Texas FSB as Co-Agent and KeyBank, National Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999). *

     4.5(a) Commitment and Acceptance Agreement dated as of August 22, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and California Bank & Trust as Accepting Bank (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q dated September 30, 2000). *

     4.5(b) Form of Promissory Note dated August 22, 2000 of the Registrant as Maker payable to California Bank & Trust (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q dated September 30, 2000). *

     4.5(c) Consent of Guarantors dated August 22, 2000 (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q dated September 30, 2000). *

     4.5(d) Commitment and Acceptance Agreement dated as of October 16, 2000 among the Registrant, Bank One, N.A., as Administrative Agent and U.S. Bank, National Association as Accepting Bank (incorporated herein by reference to Exhibit 4.4 to the Company's Form 10-Q dated September 30, 2000). *

     4.5(e) Form of Promissory Note dated October 16, 2000 of the Registrant as Maker payable to U.S. Bank, National Association as Accepting Bank (incorporated herein by reference to Exhibit
                  4.5 to the Company's Form 10-Q dated September 30, 2000). *

     4.5(f) Consent of Guarantors Dated October 16, 2000 (incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q dated September 30, 2000). *

     4.6 Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company's Post Effective Amendment No. 1 to Form S-3). *

     4.7 FIRST SUPPLEMENTAL INDENTURE, dated as of December 7, 2001 by and among M.D.C. Holdings, Inc., a Delaware corporation (the "Company"), U.S. Bank National Association (the "Trustee"), and each of the following wholly owned subsidiaries of the Company (individually a "Guarantor," and together with any other Subsidiary of the Company that executes and delivers a supplemental indenture pursuant to Section 1.04 hereof, the "Guarantors"): Richmond American Homes of California, Inc., a Colorado corporation, Richmond American Homes of Maryland, Inc., a Maryland corporation, Richmond American Homes of Nevada, Inc., a Colorado corporation, Richmond American Homes of Virginia, Inc., a Virginia corporation, Richmond American Homes of Arizona, Inc., a Delaware corporation, and Richmond American Homes of Colorado, Inc., a Delaware corporation, including the Form of Guaranty executed by each Guarantor.

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

     10.4(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988). *

     10.5         Indemnification Agreements by and among the Company and Larry
                  A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company's Form 8-K dated December 28, 1989). *

     10.6(a) Consulting Agreement effective October 1, 1998 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998). *

     10.6(b) Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 25, 1999 amending the Consulting Agreement effective October 1, 1998 between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999). *

     10.6(c) Letter Agreement between the Registrant and Gilbert Goldstein, P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit
                  10.1 to the Company's Form 10-Q dated September 30, 2000). *

     10.6(d) Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 22, 2001 amending the consulting Agreement effective October 1, 1998 between Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30,
                  2001). *

     10.7 Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K dated December 31, 1998). *

     10.8 M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

     10.9 M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement. *

     10.10(a) Forms of Promissory Notes and Pledge Agreements dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit
                  10.19 of the Company's Annual Report on Form 10-K dated December 31, 1996). *

     10.10(b) Forms of Promissory Notes and Pledge Agreements dated December 18, 1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual Report on Form 10-K dated December 31,
                  1997). *

     10.11(a) Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14,
                  1998). *

     10.11(b) Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K dated January 14, 1998). *

     10.12(a) Change in Control Agreement between M.D.C. Holdings, Inc. and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998). *

     10.12(b) Change in Control Agreement between M.D.C. Holdings, Inc. and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March 27, 1998). *

     10.12(c) Form of Change in Control Agreement between M.D.C. Holdings, Inc. and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998). *

     10.13 Independent Contractor Agreement between Mizel Design and Decorating Company and M.D.C. Holdings, Inc. effective as of January 1, 2001 (incorporated herein by reference to Exhibit
                  10.15 to the Company's Form 10-K dated December 31, 2000). *

     10.14 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit
                  10.1 to the Company's Form 10-Q dated June 30, 2000). *

     10.15 M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999). *

     10.15(a) First Amendment to the M.D.C. Holdings, Inc. 401(k) Savings Plan effective June 1, 2001.

     10.16 Third Amendment to the M.D.C. Holdings, Inc. Director Incentive Plan effective May 21, 2001.

     10.17 M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

     10.18 M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders).*

     21           Subsidiaries of the Company.

     23           Consent of Ernst & Young.

     23(a)        Consent of PricewaterhouseCoopers

----------

* Incorporated herein by reference.

     (b) REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF 2001:

                  (1) No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 18th day of February, 2002 on its behalf by the undersigned, thereunto duly authorized.

                                       M.D.C. HOLDINGS, INC.
                                       (Registrant)

                                       By:  /s/ LARRY A. MIZEL
                                            ------------------------------------
                                            Larry A. Mizel
                                            Chief Executive Officer

                                       By:  /s/ PARIS G. REECE III
                                            ------------------------------------
                                            Paris G. Reece III
                                            Executive Vice President, Chief
                                            Financial Officer and Principal
                                            Accounting Officer

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

                SIGNATURE                                         TITLE                                 DATE
                ---------                                         -----                                 ----
/s/ LARRY A. MIZEL                        Chairman of the Board of Directors and Chief            February 18, 2002
-------------------------------------        Executive Officer
   Larry A. Mizel

/s/ DAVID D. MANDARICH                    Director, President and Chief Operating Officer         February 18, 2002
-------------------------------------
   David D. Mandarich

/s/ STEVEN J. BORICK                      Director                                                February 18, 2002
-------------------------------------
   Steven J. Borick

/s/ GILBERT GOLDSTEIN                     Director                                                February 18, 2002
-------------------------------------
   Gilbert Goldstein

/s/ WILLIAM B. KEMPER                     Director                                                February 18, 2002
-------------------------------------
   William B. Kemper

/s/ HERBERT T. BUCHWALD                   Director                                                February 18, 2002
-------------------------------------
   Herbert T. Buchwald

/s/ DAVID E. BLACKFORD                    Director                                                February 18, 2002
-------------------------------------
   David E. Blackford


                     (A Majority of the Board of Directors)

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER            DESCRIPTION
    -------           -----------
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

                  United of Texas FSB as Co-Agent and KeyBank, National
                  Association as Co-Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated September 30,
                  2000).*

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

     4.7 FIRST SUPPLEMENTAL INDENTURE, dated as of December 7, 2001 by and among M.D.C. Holdings, Inc., a Delaware corporation (the
                  "Company"), U.S. Bank National Association (the "Trustee"), and each of the following wholly owned subsidiaries of the Company (individually a "Guarantor," and together with any other Subsidiary of the Company that executes and delivers a supplemental indenture pursuant to Section 1.04 hereof, the "Guarantors"): Richmond American Homes of California, Inc., a
                  Colorado corporation, Richmond American Homes of Maryland,
                  Inc., a Maryland corporation, Richmond American Homes of
                  Nevada, Inc., a Colorado corporation, Richmond American Homes of Virginia, Inc., a Virginia corporation, Richmond American
                  Homes

                  of Arizona, Inc., a Delaware corporation, and Richmond
                  American Homes of Colorado, Inc., a Delaware corporation, including the Form of Guaranty executed by each Guarantor.

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

     10.4(b) Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).*

     10.5         Indemnification Agreements by and among the Company and Larry
                  A. Mizel ("Mizel") and David D. Mandarich ("Mandarich") dated
                  December 21, 1989 (incorporated herein by reference to Exhibit
                  9 of the Company's Form 8-K dated December 28, 1989).*

     10.6(a)      Consulting Agreement effective October 1, 1998 by and between
                  Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1998).*

     10.6(b)      Letter Agreement between M.D.C. Holdings, Inc. and Gilbert
                  Goldstein, P.C. dated October 25, 1999 amending the Consulting
                  Agreement effective October 1, 1998 between M.D.C. Holdings,
                  Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated
                  September 30, 1999).*

     10.6(c)      Letter Agreement between the Registrant and Gilbert Goldstein,
                  P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert
                  Goldstein, P.C. (incorporated herein by reference to Exhibit
                  10.1 to the Company's Form 10-Q dated September 30, 2000).*

     10.6(d)      Letter Agreement between M.D.C. Holdings, Inc. and Gilbert
                  Goldstein, P.C. dated October 22, 2001 amending the consulting
                  Agreement effective October 1, 1998 between Registrant and
                  Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q dated September 30,
                  2001).*

     10.7 Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Form
                  10-K dated December 31, 1998).*

     10.8         M.D.C. Holdings, Inc. Executive Officer Performance-Based
                  Compensation Plan (incorporated herein by reference to Exhibit
                  A to the Company's Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders).*

     10.9 M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement.*

     10.10(a)     Forms of Promissory Notes and Pledge Agreements dated December
                  9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and
                  Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit
                  10.19 of the Company's Annual Report on Form 10-K dated
                  December 31, 1996).*

     10.10(b)     Forms of Promissory Notes and Pledge Agreements dated December
                  18, 1997 between the Company and Michael Touff and Paris G.
                  Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company's common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company's Annual Report on Form 10-K dated December 31,
                  1997).*

     10.11(a) Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company's Form 8-K dated January 14,
                  1998).*

     10.11(b)     Employment Agreement between the Company and David D.
                  Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company's Form 8-K dated
                  January 14, 1998).*

     10.12(a)     Change in Control Agreement between M.D.C. Holdings, Inc. and
                  Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998).*

     10.12(b)     Change in Control Agreement between M.D.C. Holdings, Inc. and
                  Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated
                  March 27, 1998).*

     10.12(c)     Form of Change in Control Agreement between M.D.C. Holdings,
                  Inc. and certain employees of M.D.C. Holdings, Inc.
                  (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998).*

     10.13        Independent Contractor Agreement between Mizel Design and
                  Decorating Company and M.D.C. Holdings, Inc. effective as of
                  January 1, 2001 (incorporated herein by reference to Exhibit
                  10.15 to the Company's Form 10-K dated December 31, 2000). *

     10.14        M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement
                  Plan and Trust (incorporated herein by reference to Exhibit
                  10.1 to the Company's Form 10-Q dated June 30, 2000).*

     10.15        M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement
                  Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc.
                  and Key Trust Company National Association effective as of
                  July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999).*

     10.15(a)     First Amendment to the M.D.C. Holdings, Inc. 401(k) Savings
                  Plan effective June 1, 2001.

     10.16        Third Amendment to the M.D.C. Holdings, Inc. Director
                  Incentive Plan effective May 21, 2001.

     10.17        M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective
                  March 26, 2001 (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

     10.18        M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee
                  Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company's Proxy Statement dated
                  March 31, 2001 relating to the 2001 Annual Meeting of
                  Stockholders).*

     21           Subsidiaries of the Company.

     23           Consent of Ernst & Young.

     23(a)        Consent of PricewaterhouseCoopers

----------

* Incorporated herein by reference.