Form 10-Q
period 2002-03-31
MDC HOLDINGS INC
filed 2002-05-07
CIK 773141

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

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of May 3, 2002, approximately 27,034,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information

              Item 1.      Condensed Consolidated Financial Statements

                           Balance Sheets as of March 31, 2002 (Unaudited)
                             and December 31, 2001.........................  1

                           Statements of Income and Other Comprehensive
                             Income (Unaudited) for the three months
                             ended March 31, 2002 and 2001.................  3

                           Statements of Cash Flows (Unaudited) for the
                             three months ended March 31, 2002 and 2001....  4

                           Notes to Condensed Consolidated Financial
                             Statements (Unaudited)........................  5

               Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations. 12

               Item 3.     Quantitative and Qualitative Disclosures About
                             Market Risk................................... 21

Part II.       Other Information

               Item 1.   Legal Proceedings................................. 22

               Item 4.   Submission of Matters to a Vote of Shareowners.... 22

               Item 5.   Other Information................................. 22

               Item 6.   Exhibits and Reports on Form 8-K.................. 22


                                         (a)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      March 31,      December 31,
                                                                                        2002             2001
                                                                                   -------------    -------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................    $      23,265    $      31,322
   Property and equipment, net.................................................            2,097            2,723
   Deferred income taxes.......................................................           27,379           30,081
   Deferred debt issue costs, net..............................................            1,885            1,947
   Other assets, net...........................................................           13,555            7,597
                                                                                   -------------    -------------
                                                                                          68,181           73,670
                                                                                   -------------    -------------

Homebuilding
   Cash and cash equivalents...................................................            5,094            4,760
   Home sales and other accounts receivable....................................            5,750            2,621
   Inventories, net
     Housing completed or under construction...................................          475,854          456,752
     Land and land under development...........................................          506,536          450,502
   Prepaid expenses and other assets, net......................................           55,277           49,544
                                                                                   -------------    -------------
                                                                                       1,048,511          964,179
                                                                                   -------------    -------------

Financial Services
   Cash and cash equivalents...................................................              550              518
   Mortgage loans held in inventory............................................           92,135          144,971
   Other assets, net...........................................................            4,993            7,618
                                                                                   -------------    -------------
                                                                                          97,678          153,107
                                                                                   -------------    -------------

         Total Assets..........................................................    $   1,214,370    $   1,190,956
                                                                                   =============    =============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     March 31,       December 31,
                                                                                       2002              2001
                                                                                  -------------     -------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................   $      41,939    $      61,135
   Income taxes payable.........................................................          22,273            9,953
   Senior notes, net............................................................         174,519          174,503
                                                                                   -------------    -------------
                                                                                         238,731          245,591
                                                                                   -------------    -------------
Homebuilding
   Accounts payable and accrued expenses........................................         165,043          174,955
   Line of credit...............................................................          50,000              - -
                                                                                   -------------    -------------
                                                                                         215,043          174,955
                                                                                   -------------    -------------
Financial Services
   Accounts payable and accrued expenses........................................          22,235           16,937
   Line of credit...............................................................          44,833           99,642
                                                                                   -------------    -------------
                                                                                          67,068          116,579
                                                                                   -------------    -------------
         Total Liabilities......................................................         520,842          537,125
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES...................................................             - -              - -
                                                                                   -------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,590,000 and
     31,395,000 shares issued, respectively, at March 31, 2002 and
     December 31, 2001..........................................................             316              314
   Additional paid-in capital...................................................         365,347          357,037
   Retained earnings............................................................         372,953          342,485
   Unearned restricted stock....................................................            (412)            (412)
   Accumulated other comprehensive loss.........................................             (77)            (163)
                                                                                   -------------    -------------
                                                                                         738,127          699,261
   Less treasury stock, at cost; 4,721,000 and 4,809,000 shares, respectively,
     at March 31, 2002 and December 31, 2001....................................         (44,599)         (45,430)
                                                                                   -------------    -------------
         Total Stockholders' Equity.............................................         693,528          653,831
                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity.............................   $   1,214,370    $   1,190,956
                                                                                   =============    =============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
  Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                       2002          2001
                                                                                   -----------   -----------
REVENUES
   Homebuilding...............................................................     $   446,761   $   411,096
   Financial Services.........................................................           9,381         8,341
   Corporate..................................................................             232           285
                                                                                   -----------   -----------
       Total Revenues.........................................................         456,374       419,722
                                                                                   -----------   -----------
COSTS AND EXPENSES
   Homebuilding...............................................................         388,917       357,165
   Financial Services.........................................................           4,351         4,137
   Corporate general and administrative.......................................          10,060        10,406
                                                                                   -----------   -----------
       Total Costs and Expenses...............................................         403,328       371,708
                                                                                   -----------   -----------
Income before income taxes....................................................          53,046        48,014
Provision for income taxes....................................................         (20,710)      (18,731)
                                                                                   -----------   -----------
NET INCOME....................................................................          32,336        29,283

Unrealized holding gains (losses) on securities arising during the quarter....             119          (367)
Less reclassification adjustment for gains included in net income.............             (33)          (64)
                                                                                   -----------   -----------
Net gain (loss) recognized in other comprehensive income during the quarter, net of deferred income tax expense (benefit) of $64 in 2002 and ($737) in
   2001.......................................................................              86          (431)
                                                                                   -----------   -----------
OTHER COMPREHENSIVE INCOME....................................................     $    32,422   $    28,852
                                                                                   ===========   ===========
EARNINGS PER SHARE

   Basic......................................................................     $      1.21   $      1.13
                                                                                   ===========   ===========
   Diluted....................................................................     $      1.16   $      1.09
                                                                                   ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic......................................................................          26,714        25,933
                                                                                   ===========   ===========
   Diluted....................................................................          27,773        26,938
                                                                                   ===========   ===========
DIVIDENDS PAID PER SHARE......................................................     $       .07   $       .06
                                                                                   ===========   ===========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2002           2001
                                                                            -----------    -----------
OPERATING ACTIVITIES
   Net income........................................................       $    32,336    $    29,283
   Adjustments to reconcile net income to net cash used in operating activities
        Depreciation and amortization................................             5,249          5,376
        Deferred income taxes........................................             2,702         (3,863)
        Net changes in assets and liabilities
               Home sales and other accounts receivable..............            (3,129)        (9,019)
               Homebuilding inventories..............................           (75,136)       (40,700)
               Prepaid expenses and other assets.....................            (8,455)        (9,626)
               Mortgage loans held in inventory......................            52,836         (5,409)
              Accounts payable and accrued expenses..................            (5,969)        22,199
        Other, net...................................................            (5,070)         1,186
                                                                            -----------    -----------
   Net cash used in operating activities.............................            (4,636)       (10,573)
                                                                            -----------    -----------


FINANCING ACTIVITIES
   Lines of credit
        Advances.....................................................           400,700        378,900
        Principal payments...........................................          (405,509)      (368,666)
   Dividend payments.................................................            (1,868)        (1,308)
   Proceeds from exercise of stock options...........................             3,622          2,885
                                                                            -----------    -----------
   Net cash provided by (used in) financing activities...............            (3,055)        11,811
                                                                            -----------    -----------
   Net increase (decrease) in cash and cash equivalents..............            (7,691)         1,238
   Cash and cash equivalents
        Beginning of period..........................................            36,600         14,115
                                                                            -----------    -----------
        End of period................................................       $    28,909    $    15,353
                                                                            ===========    ===========

             See notes to condensed consolidated financial statements.
                                         -4-

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2002 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

B.    Corporate and Homebuilding Interest Activity (in thousands)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                       2002          2001
                                                                                    -----------   -----------
      Interest capitalized in homebuilding inventory, beginning of period.........  $    17,358   $    19,417

      Interest incurred...........................................................        4,041         6,032

      Interest expensed...........................................................          - -           - -

      Previously capitalized interest included in cost of sales...................       (4,462)       (5,679)
                                                                                    -----------   -----------

      Interest capitalized in homebuilding inventory, end of period...............  $    16,937   $    19,770
                                                                                    ===========   ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                       2002          2001
                                                                                    -----------   -----------
           Basic Earnings Per Share

                   Net income.....................................................  $    32,336   $    29,283
                                                                                    ===========   ===========
                   Basic weighted-average shares outstanding......................       26,714        25,933
                                                                                    ===========   ===========
                   Per share amounts..............................................  $      1.21   $      1.13
                                                                                    ===========   ===========
  Diluted Earnings Per Share

                   Net income.....................................................  $    32,336   $    29,283
                                                                                    ===========   ===========
                   Basic weighted-average shares outstanding......................       26,714        25,933
                   Stock options, net.............................................        1,059         1,005
                                                                                    -----------   -----------
                   Diluted weighted-average shares outstanding....................       27,773        26,938
                                                                                    ===========   ===========
                   Per share amounts..............................................  $      1.16   $      1.09
                                                                                    ===========   ===========

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        2002          2001
                                                                                     -----------   -----------
          Homebuilding
               Home sales.......................................................     $   445,167   $   409,720
               Land sales.......................................................             - -           346
               Other revenues...................................................           1,594         1,030
                                                                                     -----------   -----------
                                                                                         446,761       411,096
               Home cost of sales...............................................         341,061       314,437
               Land cost of sales...............................................             - -           263
               Marketing expenses...............................................          25,663        22,853
               General and administrative expenses..............................          22,193        19,612
                                                                                     -----------   -----------
                                                                                         388,917       357,165
                  Homebuilding Operating Profit.................................          57,844        53,931
                                                                                     -----------   -----------
          Financial Services
             Mortgage Lending Revenues
               Interest.........................................................           1,008           541
               Origination fees.................................................           4,229         3,685
               Gains on sales of mortgage servicing.............................             471         1,683
               Gains on sales of mortgage loans, net............................           3,461         2,574
               Mortgage servicing and other.....................................             212          (142)
                                                                                     -----------   -----------
                                                                                           9,381         8,341
             General and Administrative Expenses................................           4,351         4,137
                                                                                     -----------   -----------
                  Financial Services Operating Profit...........................           5,030         4,204
                                                                                     -----------   -----------
          Total Operating Profit................................................          62,874        58,135
                                                                                     -----------   -----------
          Corporate
               Interest and other revenues......................................             232           285
               General and administrative expenses..............................         (10,060)      (10,406)
                                                                                     -----------   -----------
                  Net Corporate Expenses........................................          (9,828)      (10,121)
                                                                                     -----------   -----------
          Income Before Income Taxes............................................     $    53,046   $    48,014
                                                                                     ===========   ===========

E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        2002          2001
                                                                                     -----------   -----------
          Cash paid during the period for
               Interest.........................................................     $     7,765   $     9,929
               Income taxes.....................................................     $     4,004   $     6,030

F.    Stockholders' Equity

         Stock Repurchase Programs - On January 24, 2000, the MDC Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 2,064,300 shares of MDC common stock under these programs through March 31, 2002, leaving 935,700 shares available to be repurchased as of such date under these programs. No shares were repurchased during each of the three months ended March 31, 2002 and 2001. The per share prices, including commissions, for the 2,064,300 shares repurchased ranged from $13.53 to $29.02, with an average cost of $16.80. At March 31, 2002, the Company held 4,721,000 shares of treasury stock with an average purchase price of $9.45.

         Stock Dividends - On January 22, 2001, MDC's Board of Directors approved a 10% stock dividend that was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC's Board of Directors approved another 10% stock dividend that was distributed on December 28, 2001 to shareowners of record on December 17, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the quarter ended March 31, 2001 to reflect the effect of the December 2001 stock dividend. No stock dividends were declared or paid in the three months ended March 31, 2002.

         Stock Contributions - In the first quarter of 2001, the Company committed to contribute $1,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 1999. Pursuant to this commitment, in April 2001, 27,817 shares of MDC common stock with a total value of $1,000,000 were transferred to the Foundation. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation. No stock contributions were made in the three months ended March 31, 2002.

G.    Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). The maturity date of the Homebuilding Line is September 30, 2004 and the maximum amount available is $450,000,000, subject to commitments from existing or additional participant banks. Commitments under the Homebuilding Line increased from $413,000,000 at March 31, 2001 to $438,000,000 in April 2001 and to $450,000,000 in June 2001. Pursuant to the terms of the Homebuilding Line agreement, a term-out of this credit could commence prior to September 30, 2004 under certain circumstances. At March 31, 2002, $50,000,000 was borrowed and $16,130,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - The Company's mortgage lending bank line of credit (the "Mortgage Line") has a borrowing limit of $100,000,000, with the potential for a $25,000,000 temporary increase, subject to concurrence by the participating banks. At March 31, 2002 and 2001, the borrowing limit was $100,000,000. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2002, $44,833,000 was borrowed and an additional $25,333,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

H.    Derivative Instruments and Hedging Activities

         The Company's mortgage lending operations are affected by, among other things, changes in mortgage interest rates. The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133." Derivative instruments utilized in the normal course of business by HomeAmerican Mortgage Corporation, the Company's wholly owned mortgage lending subsidiary ("HomeAmerican"), include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. Hedging gains or losses are recognized when the hedged mortgage loans are sold. Gains or losses related to ineffectiveness in the hedging relationship and gains or losses on derivative instruments that do not qualify for hedge accounting are recognized immediately.

I.    Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides guidance for the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption by MDC of SFAS No. 144 as of January 1, 2002 did not have a material effect on the Company's financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001, and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141, effective for any business combination completed after June 30, 2001, did not have any effect on the Company's financial position or results of operation. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. For goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 was required to be adopted as of January 1, 2002. The adoption by MDC of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial position or results of operations.

J.    Supplemental Guarantor Information

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

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 March 31, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                               Non-
ASSETS                                                         Guarantor      Guarantor     Eliminating
                                                   MDC       Subsidiaries    Subsidiaries     Entries         Total
                                              -----------    ------------    ------------  ------------   -----------
Corporate
   Cash and cash equivalents...............   $    23,265    $       - -    $       - -   $       - -     $    23,265
   Investments in and advances to
     parent and subsidiaries...............       199,874            175         (1,511)     (198,538)            - -
   Other assets............................        39,388            - -          5,528           - -          44,916
                                              -----------    -----------    -----------   -----------     -----------
                                                  262,527            175          4,017      (198,538)         68,181
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Cash and cash equivalents...............           - -          4,718            376           - -           5,094
   Home sales and other
     accounts receivable...................           - -          6,076            209          (535)          5,750
   Inventories, net
     Housing completed or under construction          - -        475,854            - -           - -         475,854
     Land and land under development.......           - -        501,618          4,918           - -         506,536
   Other assets............................           - -         37,417         17,860           - -          55,277
                                              -----------    -----------    -----------   -----------     -----------
                                                      - -      1,025,683         23,363          (535)      1,048,511
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -         97,678           - -          97,678
                                              -----------    -----------    -----------   -----------     -----------
         Total Assets......................   $   262,527    $ 1,025,858    $   125,058   $  (199,073)    $ 1,214,370
                                              ===========    ===========    ===========   ===========     ===========

LIABILITIES
Corporate
   Accounts payable and accrued expenses.     $    39,778    $       - -    $     2,153   $          8   $    41,939
   Advances and notes payable - Parent and
     subsidiaries..........................      (687,448)       665,685         21,763            - -           - -
   Income taxes payable....................          (593)        20,775          2,091            - -        22,273
   Senior Notes, net.......................       174,519            - -            - -            - -       174,519
                                              -----------    -----------    -----------   ------------   -----------
                                                 (473,744)       686,460         26,007              8       238,731
                                              -----------    -----------    -----------   ------------   -----------

Homebuilding
   Accounts payable and accrued expenses...           - -        158,938          6,105            - -       165,043
   Lines of credit.........................        50,000            - -            - -            - -        50,000
                                              -----------    -----------    -----------   ------------   -----------
                                                   50,000        158,938          6,105            - -       215,043
                                              -----------    -----------    -----------   ------------   -----------
 Financial Services                                   - -            - -         67,602           (534)       67,068
                                              -----------    -----------    -----------   ------------   -----------
         Total Liabilities.................      (423,744)       845,398         99,714           (526)      520,842
                                              -----------    -----------    -----------   ------------   -----------

 STOCKHOLDERS' EQUITY......................       686,271        180,460         25,344       (198,547)      693,528
                                              -----------    -----------    -----------   ------------   -----------
         Total Liabilities and
           Stockholders' Equity............   $   262,527    $ 1,025,858    $   125,058  $    (199,073)  $ 1,214,370
                                              ===========    ===========    ===========  =============   ===========

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                              Non-
ASSETS                                                        Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   ------------  ------------   ------------  ------------
Corporate
   Cash and cash equivalents...............   $    31,322   $       - -   $       - -    $       - -   $     31,322
   Investments in and advances to parent
     and subsidiaries......................       330,944           465        (1,951)      (329,458)           - -
   Other assets ...........................        42,869           - -          (521)           - -         42,348
                                              -----------   -----------   -----------    -----------   ------------
                                                  405,135           465        (2,472)      (329,458)        73,670
                                              -----------   -----------   -----------    -----------   ------------

Homebuilding
   Cash and cash equivalents...............           - -         4,352           408            - -          4,760
   Home sales and other accounts receivable           - -         3,744           169         (1,292)         2,621
   Inventories, net
     Housing completed or under construction          - -       456,752           - -            - -        456,752
     Land and land under development.......           - -       441,004         9,498            - -        450,502
   Other assets............................           - -        32,063        17,481            - -         49,544
                                              -----------   -----------   -----------    -----------   ------------
                                                      - -       937,915        27,556         (1,292)       964,179
                                              -----------   -----------   -----------    -----------   ------------
Financial Services                                    - -           - -       153,107            - -        153,107
                                              -----------   -----------   -----------    -----------   ------------
         Total Assets......................   $   405,135   $   938,380   $   178,191    $  (330,750)  $  1,190,956
                                              ===========   ===========   ===========    ===========   ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses...   $    60,684   $       - -   $       443    $          8  $     61,135
   Advances and notes payable - Parent and
     subsidiaries..........................      (375,290)      358,751        16,539             - -          - -
   Income taxes payable....................      (100,585)      102,494         8,044             - -         9,953
   Senior notes, net.......................       174,503           - -           - -             - -       174,503
                                              -----------   -----------   -----------    ------------  ------------
                                                 (240,688)      461,245        25,026               8       245,591
                                              -----------   -----------   -----------    ------------  ------------

Homebuilding
   Accounts payable and accrued expenses.             - -       168,247         6,708             - -       174,955
   Line of credit..........................           - -           - -           - -             - -           - -
                                              -----------   -----------   -----------    ------------  ------------
                                                      - -       168,247         6,708             - -       174,955
                                              -----------   -----------   -----------    ------------  ------------
 Financial Services                                   - -           - -       117,878          (1,299)      116,579
                                              -----------   -----------   -----------    ------------  ------------
         Total Liabilities.................      (240,688)      629,492       149,612          (1,291)      537,125
                                              -----------   -----------   -----------    ------------  ------------
 STOCKHOLDERS' EQUITY......................       645,823       308,888        28,579        (329,459)      653,831
                                              -----------   -----------   -----------    ------------  ------------
         Total Liabilities and
           Stockholders' Equity............   $   405,135   $   938,380   $   178,191    $   (330,750) $  1,190,956
                                              ===========   ===========   ===========    ============  ============

                                      -10-

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                        Three Months Ended March 31, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   ------------  -----------    -----------   -----------
REVENUES
   Homebuilding.............................  $       - -   $   445,716   $     1,111    $       (66)  $    446,761
   Financial Services.......................          - -           - -         9,381            - -          9,381
   Corporate................................          189           - -            43            - -            232
   Equity in earnings of subsidiaries.......       35,751           - -           - -        (35,751)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       35,940       445,716        10,535        (35,817)       456,374
                                              -----------   -----------   -----------    -----------   ------------

COSTS AND EXPENSES
   Homebuilding.............................          (67)      393,598           271         (4,885)       388,917
   Financial Services.......................          - -           - -         4,351            - -          4,351
   Corporate general and administrative.....       10,023           - -            37            - -         10,060
   Corporate and homebuilding interest......       (4,885)          - -           - -          4,885            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................        5,071       393,598         4,659            - -        403,328
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       30,869        52,118         5,876        (35,817)        53,046
   Provision for income taxes...............        2,353       (20,775)       (2,288)           - -        (20,710)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    33,222   $    31,343   $     3,588    $   (35,817)  $     32,336
                                              ===========   ===========   ===========    ===========   ============

                        Three Months Ended March 31, 2001

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   ------------  ------------   ------------  ------------
REVENUES
   Homebuilding.............................  $       - -   $   410,187   $       956    $       (47)  $    411,096
   Financial Services.......................          - -           - -         8,341            - -          8,341
   Corporate................................          267           - -            18            - -            285
   Equity in earnings of subsidiaries.......       33,487           - -           - -        (33,487)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       33,754       410,187         9,315        (33,534)       419,722
                                              -----------   -----------   -----------    -----------   ------------

COSTS AND EXPENSES
   Homebuilding.............................           96       360,505            75         (3,511)       357,165
   Financial Services.......................          - -           - -         4,137            - -          4,137
   Corporate general and administrative.....       10,406           - -           - -            - -         10,406
   Corporate and homebuilding interest......       (3,511)          - -           - -          3,511            - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Expenses.....................        6,991       360,505         4,212            - -        371,708
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       26,763        49,682         5,103        (33,534)        48,014
   Provision for income taxes...............        2,806       (19,634)       (1,903)           - -        (18,731)
                                              -----------   -----------   -----------    -----------   ------------

NET INCOME..................................  $    29,569   $    30,048   $     3,200    $   (33,534)  $     29,283
                                              ===========   ===========   ===========    ===========   ============


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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                          2002          2001
                                                                                       ----------    -----------
          Revenues...............................................................      $   456,374   $   419,722

          Income Before Income Taxes.............................................      $    53,046   $    48,014

          Net Income.............................................................      $    32,336   $    29,283

          Earnings Per Share

             Basic...............................................................      $      1.21   $      1.13

             Diluted.............................................................      $      1.16   $      1.09

         Revenues for the first quarter of 2002 increased by $36,652,000, or 9%, compared with the same period in 2001, primarily due to a $33,000 increase in the average selling price per home closed, partially offset by 85 fewer homes closed.

         Income before income taxes increased 10% in the first quarter of 2002, compared with the first quarter of 2001. This increase primarily was a result of improved operating profit from the increase in revenues described above, and record first quarter operating profits from the Company's mortgage lending operations.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                 Three Months
                                                                Ended March 31,
                                                            2002              2001
                                                       --------------    --------------
 Home Sales Revenues...............................    $      445,167    $      409,720
 Operating Profit..................................    $       57,844    $       53,931
 Average Selling Price Per Home Closed.............    $        265.9    $        232.9
 Home Gross Margins................................             23.4%             23.3%
    Excluding Interest in Home Cost of Sales.......             24.4%             24.6%

 Orders For Homes, net (units)
        Colorado...................................             1,001               968
        California.................................               591               441
        Arizona....................................               670               732
        Nevada.....................................               207               268
        Virginia...................................               242               220
        Maryland...................................                65                98
                                                       --------------    --------------
              Total................................             2,776             2,727
                                                       ==============    ==============
 Homes Closed (units)
        Colorado...................................               609               629
        California.................................               292               240
        Arizona....................................               438               498
        Nevada.....................................               141               159
        Virginia...................................               130               170
        Maryland...................................                64                63
                                                       --------------    --------------
              Total................................             1,674             1,759
                                                       ==============    ==============

                                                           March 31,       December 31,       March 31,
                                                             2002              2001             2001
                                                        -------------    --------------    -------------
 Backlog (units)
        Colorado...................................             1,587             1,195            1,724
        California.................................               789               490              709
        Arizona....................................               857               625            1,044
        Nevada.....................................               247               181              307
        Virginia...................................               346               234              378
        Maryland...................................               158               157              161
                                                       --------------    --------------   --------------
              Total................................             3,984             2,882            4,323
                                                       ==============    ==============   ==============
 Backlog Estimated Sales Value.....................    $    1,050,000    $      760,000   $    1,075,000
                                                       ==============    ==============   ==============
 Active Subdivisions
        Colorado...................................                63                61               60
        California.................................                25                26               22
        Arizona....................................                36                27               32
        Nevada.....................................                 9                 7                8
        Virginia...................................                13                11                9
        Maryland...................................                 4                 5                7
                                                       --------------    --------------   --------------
              Total................................               150               137              138
                                                       ==============    ==============   ==============

         Home Sales Revenues and Homes Closed - Home sales revenues for the quarter ended March 31, 2002 were 9% higher than home sales revenues for the same period in 2001. The improved revenues primarily were a result of a higher average selling price per home closed, partially offset by 85 fewer homes closed, as further discussed below.

         Home closings in the first quarter of 2002 were 5% lower than the same period in 2001. MDC closed 28%, 24% and 11% fewer homes in Phoenix, Virginia and Nevada, respectively, due to lower home orders in these markets in the second half of 2001, when these markets had fewer active subdivisions than in the same period of 2000. Home closings particularly were strong in Tucson and Southern California, which increased 47% and 22%, respectively, as a result of the continued strong demand for new homes in these markets.

         Average Selling Price Per Home Closed - The average selling price per home closed increased $33,000 in the first quarter of 2002, compared with the same period in 2001, as each of the Company's markets except Tucson realized higher average selling prices. The increases primarily were due to (1) a greater number of homes closed in relatively higher-priced subdivisions in Southern California, Northern California, Nevada and Maryland; (2) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes; (3) selling price increases in Virginia, Maryland and Phoenix; and (4) increased sales volume per home from the Company's design centers.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins for the 2002 first quarter increased ten basis points, compared with the same period in 2001. The increase largely was due to a $3,800,000 reduction of previous estimates of costs to complete land development in Southern California and Virginia, substantially offset by, among other things, the impact of the rising cost of land.

         Future Home Gross Margins may be impacted adversely by (1) competition;
(2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. See "Forward-Looking Statements" below.

         Orders for Homes and Backlog - The Company received 2,776 orders for homes during the first quarter of 2002, compared with 2,727 home orders received in the first quarter of 2001. Home orders during the first quarter of 2002 particularly were strong in (1) Southern California, Northern California and Tucson (increases of 36%, 30% and 18%, respectively), resulting from the strong demand for new homes in these markets; and (2) Virginia (an increase of 10%), where the number of active subdivisions increased to 13 at March 31, 2002, compared with nine at March 31, 2001. Home orders were lower in Maryland, Las Vegas and Phoenix due to a reduced number of active subdivisions in each of these markets at the beginning of the 2002 first quarter, compared with the beginning of the 2001 first quarter.

         Homes under contract but not yet delivered ("Backlog") at March 31, 2002 was 3,984 units with an estimated sales value of $1,050,000,000, compared with a Backlog of 4,323 units with an estimated sales value of $1,075,000,000 at March 31, 2001. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its March 31, 2002 Backlog to close under existing sales contracts during the remainder of 2002. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $25,663,000 for the first quarter of 2002, compared with $22,853,000 for the same period in 2001. The increase in the 2002 first quarter primarily was due to (1) higher product advertising and deferred marketing amortization, primarily as a result of the increasing number of active subdivisions during the first quarter of 2002 compared with the first quarter of 2001; and (2) higher sales commissions resulting from the Company's increased home sales revenues.

         General and Administrative - General and administrative expenses increased to $22,193,000 during the first quarter of 2002, compared with $19,612,000 during the same period in 2001, primarily due to increased compensation costs associated with expanded operations in certain of the Company's markets, most notably Colorado, Virginia, Arizona and Nevada.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total cash option deposits (dollars in thousands).

                                                         March 31,   December 31,    March 31,
                                                           2002          2001          2001
                                                       -----------   -----------   -----------
     Colorado........................................  $   159,007   $   165,228   $   147,079
     California......................................      130,772       110,010       117,421
     Arizona.........................................       83,700        70,602        49,642
     Nevada..........................................       53,226        44,103        29,345
     Virginia........................................       60,804        49,929        30,879
     Maryland........................................       19,027        10,630        11,941
                                                       -----------   -----------   -----------
          Total......................................  $   506,536   $   450,502   $   386,307
                                                       ===========   ===========   ===========
     Total Lots Owned (excluding lots in
       work-in-process)..............................       14,354        13,524        11,453
     Total Lots Controlled Under Option..............        5,559         6,059         9,703
                                                       -----------   -----------   -----------
         Total Lots Owned and Controlled (excluding
           lots in work-in-process)..................       19,913        19,583       21,156
                                                       ===========   ===========  ===========
     Total Cash Option Deposits......................  $    10,912   $    14,520   $    15,574
                                                       ===========   ===========   ===========

     New Homebuilding Divisions

         On February 18, 2002, the Company announced its intent to expand into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. In addition, in mid-April 2002, an MDC subsidiary acquired substantially all of the homebuilding operations of W.L. Homes LLC (d/b/a John Laing Homes) in Salt Lake City, marking the Company's entry into this market. The operations of these new divisions did not have a material effect on the Company's financial position or results of operations during the 2002 first quarter.

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                                        Three Months
                                                                       Ended March 31,
                                                                     2002          2001
                                                                 -----------   -----------
Loan Origination Fees.......................................     $     4,229   $     3,685

Gains on Sales of Mortgage Servicing, net...................     $       471   $     1,683

Gains on Sales of Mortgage Loans, net.......................     $     3,461   $     2,574

Operating Profit............................................     $     5,030   $     4,204

Principal Amount of Loan Originations
     MDC home buyers........................................     $   250,888   $   230,289
     Spot...................................................           9,529         9,204
                                                                 -----------   -----------
         Total..............................................     $   260,417   $   239,493
                                                                 ===========   ===========
Principal Amount of Loans Brokered
     MDC home buyers........................................     $    43,602   $    53,562
     Spot...................................................           1,608         3,255
                                                                 -----------   -----------
         Total..............................................     $    45,210   $    56,817
                                                                 ===========   ===========
Capture Rate................................................             73%           71%
                                                                 ===========   ===========
     Including brokered loans...............................             83%           83%
                                                                 ===========   ===========

         HomeAmerican's operating profit for the first quarter of 2002 increased, compared with the same period in 2001, primarily due to higher gains on sales of mortgage loans, increased interest revenues and higher origination fee income. HomeAmerican's originated loans increased by $20,924,000 in the first quarter of 2002, compared with the same period in 2001. This improvement primarily was due to an increase in the average selling price of homes closed by the Company and an improvement in HomeAmerican's Capture Rate (as defined below). MDC home buyers were the source of over 96% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the first quarter of both 2002 and 2001.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") increased to 73% for the first quarter of 2002, compared with 71% for the same period in 2001. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 83% for both of the quarters ended March 31, 2002 and 2001. Brokered loans decreased by 20% as a result of HomeAmerican's efforts to provide the market with a greater variety of mortgage loan products.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense and totaled zero for the first quarters of both 2002 and 2001.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Income Taxes - MDC's overall effective income tax rate of 39% for the first quarter of 2002 and 2001 differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.


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

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - The maturity date of the Homebuilding Line is September 30, 2004 and the maximum amount available is $450,000,000, subject to commitments from existing or additional participant banks. Commitments under the Homebuilding Line increased from $413,000,000 at March 31, 2001 to $438,000,000 in April 2001 and to $450,000,000 in June 2001. Pursuant to the terms of the Homebuilding Line agreement, a term-out of this credit could commence prior to September 30, 2004 under certain circumstances. At March 31, 2002, $50,000,000 was borrowed and $16,130,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - The Company's Mortgage Line has a borrowing limit of $100,000,000, with the potential for a $25,000,000 temporary increase, subject to concurrence by the participating banks. At March 31, 2002 and 2001, the borrowing limit was $100,000,000. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2002, $44,833,000 was borrowed and an additional $25,333,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 90 days' notice.

         General - The agreements for the Company's Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants, other than the Mortgage Line, are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

         The financial covenants contained in the Homebuilding Line agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally MDC's consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the consolidated tangible net worth test, MDC's "tangible net worth," as defined, must not be less than the sum of $238,000,000 and 50% of "consolidated net income," as defined, after December 31, 1998. In addition, "consolidated tangible net worth," as defined, must not be less than $150,000,000.

         The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured. In December 2001, the Company amended its Senior Notes indenture to provide for the unconditional and joint and several guarantee of the Senior Notes by most of the Company's homebuilding segment subsidiaries. See Note J to the Condensed Consolidated Financial Statements.

MDC Common Stock Repurchase Programs

         On January 24, 2000, the MDC Board of Directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC Board of Directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 2,064,300 shares of MDC common stock under these programs through March 31, 2002, leaving 935,700 shares available to be repurchased as of such date under these programs. No shares were repurchased during each of the three months ended March 31, 2002 and 2001. The per share prices, including commissions, for the 2,064,300 shares repurchased ranged from $13.53 to $29.02, with an average cost of $16.80. At March 31, 2002, the Company held 4,721,000 shares of treasury stock with an average purchase price of $9.45.

Consolidated Cash Flow

         During the first quarter of 2002, the Company used $4,636,000 of cash in its operating activities. Cash provided by net income for the period and the sale of mortgage loans was more than offset by an increase in homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these net operating cash requirements primarily through a reduction in cash and cash equivalents on hand.

         During the first quarter of 2001, the Company used $10,573,000 of cash in its operating activities. Cash provided by net income for the period and an increase in accounts payable and accrued expenses was more than offset by an increase in homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.


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


                          CRITICAL ACCOUNTING POLICIES


         The Company's critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and construction; (3) warranty costs; and (4) litigation reserves. These policies are more fully described in the notes to the Company's consolidated financial statements in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) demographic changes; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) actual or threatened terrorist acts and other acts of war and the results thereof; and (15) other factors over which the Company has little or no control.

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

         As of March 31, 2002, short-term debt was $44,833,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at March 31, 2002 are as follows (in thousands).

                                              Maturities through December 31,
                             ---------------------------------------------------------------           Estimated
                                2002      2003       2004      2005       2006    Thereafter  Total    Fair Value
                             --------- ---------  --------- ---------  --------- ----------- --------  ----------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - - $   175,000 $175,000 $  178,465
   Average Interest Rate...        - -       - -        - -       - -        - -       8.38%    8.38%
Variable Rate Debt.........  $     - - $     - -  $  50,000 $     - -  $     - - $       - - $ 50,000 $   50,000
   Average Interest Rate...        - -       - -      3.09%       - -        - -         - -    3.09%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------


         No matters were submitted to shareowners during the first quarter of 2002.


ITEM 5.  OTHER INFORMATION.
------   -----------------


         At the Company's board of directors meeting on April 25, 2002, a dividend of eight cents per share was declared for the quarter ended March 31, 2002, payable May 23, 2002, to shareowners of record on May 9, 2002. Future dividend payments are subject to the discretion of the Company's Board of Directors.

         At the Company's shareholders meeting on April 25, 2002, Messrs. Gilbert Goldstein and William B. Kemper were elected as directors to serve three-year terms.

         In April 2002, the Company acquired approximately 2,400 lots in Las Vegas, Nevada and Salt Lake City, Utah from John Laing Homes, including approximately 150 homes in various stages of construction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------


                  (a) Exhibit:

                           None.
                                      -22-

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


Date:    May 7, 2002                     M.D.C. HOLDINGS, INC.
         -----------
                                         (Registrant)



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