Form 10-Q
period 2002-06-30
MDC HOLDINGS INC
filed 2002-08-07
CIK 773141

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

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 2, 2002, 26,677,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                    M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX
                                                                         Page
                                                                          No.
                                                                         ----

Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 2002 (Unaudited)
                            and December 31, 2001.......................     1

                         Statements of Income and Other Comprehensive
                            Income (Unaudited) for the three and
                            six months ended June 30, 2002 and 2001.....     3

                         Statements of Cash Flows (Unaudited) for the
                            six months ended June 30, 2002 and 2001.....     4

                         Notes to Financial Statements (Unaudited)......     5

               Item 2.   Management's Discussion and Analysis of
                            Financial Condition and Results of
                            Operations..................................    13

               Item 3.   Quantitative and Qualitative Disclosures About
                            Market Risk.................................    23

Part II.       Other Information:

               Item 1.   Legal Proceedings..............................    24

               Item 4.   Submission of Matters to a Vote of Shareowners.    24

               Item 5.   Other Information..............................    24

               Item 6.   Exhibits and Reports on Form 8-K...............    24


                                      (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                     June 30,       December 31,
                                                                                       2002             2001
                                                                                  --------------   --------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $       16,150   $       31,322
   Property and equipment, net.................................................            9,770            2,723
   Deferred income taxes.......................................................           29,669           30,081
   Deferred debt issue costs, net..............................................            1,822            1,947
   Other assets, net...........................................................            6,016            7,597
                                                                                  --------------   --------------
                                                                                          63,427           73,670
                                                                                  --------------   --------------

Homebuilding
   Cash and cash equivalents...................................................            5,776            4,760
   Home sales and other accounts receivable....................................           11,700            2,621
   Inventories, net
     Housing completed or under construction...................................          587,568          456,752
     Land and land under development...........................................          582,385          450,502
   Prepaid expenses and other assets, net......................................           57,186           49,544
                                                                                  --------------   --------------
                                                                                       1,244,615          964,179
                                                                                  --------------   --------------

Financial Services
   Cash and cash equivalents...................................................              695              518
   Mortgage loans held in inventory............................................          104,103          144,971
   Other assets, net...........................................................            4,073            7,618
                                                                                  --------------   --------------
                                                                                         108,871          153,107
                                                                                  --------------   --------------

         Total Assets..........................................................   $    1,416,913   $    1,190,956
                                                                                  ==============   ==============

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     June 30,       December 31,
                                                                                       2002             2001
                                                                                  --------------   --------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................  $       50,972   $       61,135
   Income taxes payable.........................................................          11,248            9,953
   Senior Notes, net............................................................         174,535          174,503
                                                                                  --------------   --------------
                                                                                         236,755          245,591
                                                                                  --------------   --------------
Homebuilding
   Accounts payable and accrued expenses........................................         207,058          174,955
   Line of credit...............................................................         165,000              - -
                                                                                  --------------   --------------
                                                                                         372,058          174,955
                                                                                  --------------   --------------
Financial Services
   Accounts payable and accrued expenses........................................          26,823           16,937
   Line of credit...............................................................          50,949           99,642
                                                                                  --------------   --------------
                                                                                          77,772          116,579
                                                                                  --------------   --------------
         Total Liabilities......................................................         686,585          537,125
                                                                                  --------------   --------------
COMMITMENTS AND CONTINGENCIES...................................................             - -              - -
                                                                                  --------------   --------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,765,000 and
     31,395,000 shares issued, respectively, at June 30, 2002 and
     December 31, 2001..........................................................             318              314
   Additional paid-in capital...................................................         370,030          357,037
   Retained earnings............................................................         405,126          342,485
   Unearned restricted stock....................................................            (412)            (412)
   Accumulated other comprehensive loss.........................................            (135)            (163)
                                                                                  --------------   --------------
                                                                                         774,927          699,261
   Less treasury stock, at cost; 4,721,000 and 4,809,000 shares, respectively,
     at June 30, 2002 and December 31, 2001.....................................         (44,599)         (45,430)
                                                                                  --------------   --------------
         Total Stockholders' Equity.............................................         730,328          653,831
                                                                                  --------------   --------------
         Total Liabilities and Stockholders' Equity.............................  $    1,416,913   $    1,190,956
                                                                                  ==============   ==============

          See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
    Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                             -------------------------    -------------------------
                                                                 2002          2001           2002          2001
                                                             -----------   -----------    -----------   -----------
REVENUES
   Homebuilding..........................................    $   499,171   $   499,010    $   945,932   $   910,106
   Financial services....................................          9,896         8,998         19,277        17,339
   Corporate.............................................            363           227            595           512
                                                             -----------   -----------    -----------   -----------
       Total Revenues....................................        509,430       508,235        965,804       927,957
                                                             -----------   -----------    -----------   -----------
COSTS AND EXPENSES
   Homebuilding..........................................        437,956       429,024        826,873       786,189
   Financial services....................................          4,711         4,272          9,062         8,409
   Corporate general and administrative..................         10,434        11,510         20,494        21,916
                                                             -----------   -----------    -----------   -----------
       Total Costs and Expenses..........................        453,101       444,806        856,429       816,514
                                                             -----------   -----------    -----------   -----------
Income before income taxes...............................         56,329        63,429        109,375       111,443
Provision for income taxes...............................        (21,993)      (24,586)       (42,703)      (43,317)
                                                             -----------   -----------    -----------   -----------
NET INCOME...............................................         34,336        38,843         66,672        68,126

Unrealized holding (losses) gains on securities arising
   during the period.....................................            (18)          126            100          (241)
Less reclassification adjustment for (gains) losses
   included in net income................................            (38)          171            (72)          107
                                                             -----------   -----------    -----------   -----------
Net (losses) gains recognized in other comprehensive
   income during the period, net of deferred income tax
   expenses..............................................            (56)          297             28          (134)
                                                             -----------   -----------    -----------   -----------
OTHER COMPREHENSIVE INCOME...............................    $    34,280   $    39,140    $    66,700   $    67,992
                                                             ===========   ===========    ===========   ===========
EARNINGS PER SHARE

   Basic.................................................    $      1.27   $      1.47    $      2.48   $      2.60
                                                             ===========   ===========    ===========   ===========
   Diluted...............................................    $      1.22   $      1.42    $      2.39   $      2.51
                                                             ===========   ===========    ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic.................................................         27,001        26,468         26,858        26,202
                                                             ===========   ===========    ===========   ===========
   Diluted...............................................         28,102        27,316         27,949        27,132
                                                             ===========   ===========    ===========   ===========
DIVIDENDS PAID PER SHARE.................................    $       .08   $       .07    $       .15   $       .13
                                                             ===========   ===========    ===========   ===========

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                             2002             2001
                                                                         -----------      -----------
OPERATING ACTIVITIES
Net income...........................................................    $     66,672     $    68,126
Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................          10,818          11,541
      Deferred income taxes..........................................             412          (3,818)
      Net changes in assets and liabilities
           Home sales and other accounts receivable..................          (9,079)         (2,957)
           Homebuilding inventories..................................        (262,699)       (128,342)
           Prepaid expenses and other assets.........................         (14,566)         (8,368)
           Mortgage loans held in inventory..........................          40,868          (9,065)
           Accounts payable and accrued expenses ....................          41,098          29,448
      Other, net.....................................................           3,159           6,347
                                                                         ------------     -----------
Net cash used in operating activities................................        (123,317)        (37,088)
                                                                         ------------     -----------
INVESTING ACTIVITIES
Net purchase of property and equipment...............................          (8,789)         (1,497)
                                                                         ------------     ------------
Net cash used in investing activities................................          (8,789)         (1,497)
                                                                         ------------     -----------
FINANCING ACTIVITIES
Lines of credit
      Advances.......................................................       1,167,200         895,000
      Principal payments.............................................      (1,050,893)       (842,652)
Dividend payments....................................................          (4,031)         (3,001)
Proceeds from exercise of stock options..............................           5,851           6,711
                                                                         ------------     -----------
Net cash provided by financing activities............................         118,127          56,058
                                                                         ------------     -----------
Net increase (decrease) in cash and cash equivalents.................         (13,979)         17,473
Cash and cash equivalents
      Beginning of period............................................          36,600          14,115
                                                                         ------------     -----------
      End of period..................................................    $     22,621     $    31,588
                                                                         ============     ===========

            See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals), which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2002 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001. Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in the current year.

B.    Corporate and Homebuilding Interest Activity (in thousands)


                                                             Three Months                     Six Months
                                                            Ended June 30,                  Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
         Interest capitalized in homebuilding
            inventory, beginning of period.......     $    16,937     $    19,770     $    17,358     $    19,417

         Interest incurred.......................           4,915           5,727           8,956          11,759

         Interest expensed.......................             - -             - -             - -             - -

         Previously capitalized interest included
            in cost of sales.....................          (4,248)         (5,994)         (8,710)        (11,673)
                                                      -----------     -----------     -----------     -----------

         Interest capitalized in homebuilding
            inventory, end of period.............     $    17,604     $    19,503     $    17,604     $    19,503
                                                      ===========     ===========     ===========     ===========

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                 ------------------------    -------------------------
                                                                    2002          2001          2002          2001
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Net income.......................................    $    34,336   $    38,843   $    66,672   $    68,126
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         27,001        26,468        26,858        26,202
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.27   $      1.47   $      2.48   $      2.60
                                                                 ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Net income.......................................    $    34,336   $    38,843   $    66,672   $    68,126
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         27,001        26,468        26,858        26,202
            Stock options, net...............................          1,101           848         1,091           930
                                                                 -----------   -----------   -----------   -----------
            Diluted weighted-average shares outstanding......         28,102        27,316        27,949        27,132
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.22   $      1.42   $      2.39   $      2.51
                                                                 ===========   ===========   ===========   ===========

                                      -5-

D.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
         Homebuilding
              Home sales.........................     $   496,862     $   497,406     $   942,029     $   907,126
              Land sales.........................             746             413             746             759
              Other revenues.....................           1,563           1,191           3,157           2,221
                                                      -----------     -----------     -----------     -----------
                                                          499,171         499,010         945,932         910,106
                                                      -----------     -----------     -----------     -----------
              Home cost of sales.................         385,053         379,572         726,114         694,009
              Land cost of sales.................             504             194             504             457
              Marketing expenses.................          27,682          27,064          53,345          49,917
              General and administrative expenses          24,717          22,194          46,910          41,806
                                                      -----------     -----------     -----------     -----------
                                                          437,956         429,024         826,873         786,189
                                                      -----------     -----------     -----------     -----------
                  Homebuilding Operating Profit..          61,215          69,986         119,059         123,917
                                                      -----------     -----------     -----------     -----------
         Financial Services
            Mortgage Lending Revenues
              Interest...........................             941             914           1,949           1,455
              Origination fees...................           3,992           4,467           8,221           8,152
              Gains on sales of mortgage servicing            481             719             952           2,402
              Gains on sales of mortgage loans, net         4,280           2,936           7,741           5,510
              Mortgage servicing and other.......             202             (38)            414            (180)
                                                      -----------     -----------     -----------     -----------
                                                            9,896           8,998          19,277          17,339
            General and Administrative Expenses..           4,711           4,272           9,062           8,409
                                                      -----------     -----------     -----------     -----------
                  Financial Services Operating
                    Profit.......................           5,185           4,726          10,215           8,930
                                                      -----------     -----------     -----------     -----------
          Total Operating Profit.................          66,400          74,712         129,274         132,847
                                                      -----------     -----------     -----------     -----------
         Corporate
              Interest and other revenues........             363             227             595             512
              General and administrative expenses         (10,434)        (11,510)        (20,494)        (21,916)
                                                      -----------     -----------     -----------     -----------
                  Net Corporate Expenses.........         (10,071)        (11,283)        (19,899)        (21,404)
                                                      -----------     -----------     -----------     -----------
         Income Before Income Taxes..............     $    56,329     $    63,429     $   109,375     $   111,443
                                                      ===========     ===========     ===========     ===========

                                      -6-

E.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                         Six Months
                                                       Ended June 30,
                                                     2002            2001
                                                ------------    ------------
    Cash paid during the period for
         Interest............................    $     8,615     $    11,365
         Income taxes........................    $    32,804     $    45,126

F.    Stockholders' Equity

         Stock Repurchase Programs - On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 2,064,300 shares of MDC common stock under these programs through June 30, 2002. The per share prices, including commissions, for these repurchases ranged from $13.53 to $29.02 with an average cost of $16.80. At June 30, 2002, the Company held 4,721,000 shares of treasury stock with an average purchase price of $9.45. No shares were repurchased during the three and six months ended June 30, 2002 and 2001.

         Stock Dividends - On January 22, 2001, MDC's Board of Directors approved a 10% stock dividend that was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC's Board of Directors approved another 10% stock dividend that was distributed on December 28, 2001 to shareowners of record on December 17, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the quarter and six months ended June 30, 2001 to reflect the effect of the December 2001 stock dividend. No stock dividends were declared or paid in the six months ended June 30, 2002.

         Stock Contributions - In the second quarter and first half of 2001, the Company committed to contribute $1,000,000 and $2,000,000, respectively, to the M.D.C. Holdings, Inc. Charitable Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 1999. Pursuant to this commitment, in April and June 2001, respectively, 27,817 and 29,744 shares of MDC common stock valued at a total of $2,000,000 were transferred to the Foundation. No contributions to the Foundation were made in the first half of 2002. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

G.    Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). The maturity date of the Homebuilding Line was September 30, 2004 and the maximum amount available was $450,000,000 at June 30, 2002. Commitments under the Homebuilding Line increased from $413,000,000 at March 31, 2001 to $438,000,000 in April 2001 and to $450,000,000 in June 2001. Pursuant to
the terms of the Homebuilding Line agreement, a term-out of this credit could have commenced prior to September 30, 2004 under certain circumstances. At June 30, 2002, $165,000,000 was borrowed and $17,090,000 in letters of credit were outstanding under the Homebuilding Line.

         On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the

Homebuilding Line increased from $450,000,000 to $538,000,000 in July 2002 with the addition of two new banks to the lending group and additional commitments from existing banks.

         Mortgage Lending - In June 2002, the Company received an additional $25,000,000 commitment from a participant bank on its mortgage lending bank line of credit (the "Mortgage Line"), increasing the borrowing limit to $125,000,000. At June 30, 2001, the borrowing limit was $125,000,000, which included a $25,000,000 temporary increase received from a participant bank. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2002, $50,949,000 was borrowed and an additional $22,170,000 was collateralized and available to be borrowed. The Mortgage Line was cancelable upon 90 days' notice.

         In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 temporary increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The Mortgage Line is now cancelable upon 120 days' notice.

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

I.       Supplemental Guarantor Information

         The Company's publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") are unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. and Richmond American Homes of Colorado, Inc. (collectively, the "Guarantor Subsidiaries"). Non-guarantor subsidiaries primarily consist of HomeAmerican, American Home Title and Escrow Company, American Home Insurance Agency, Inc. and Lion Insurance Company (collectively, the "Non-Guarantor Subsidiaries"). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Consolidating statements of cash flows are not presented because cash flows for the Non-Guarantor Subsidiaries were not significant for any of the periods presented.

         On July 30, 2002, the Company added M.D.C. Land Corporation, Richmond American Construction, Inc., Richmond American Homes of West Virginia, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Texas, Inc., RAH of Texas, LP and RAH Texas Holdings, LLC as Senior Note guarantors.

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                               Non-
                                                              Guarantor      Guarantor    Eliminating
                                                  MDC       Subsidiaries    Subsidiaries    Entries         Total
                                              -----------    -----------    -----------   -----------     -----------
ASSETS
Corporate
   Cash and cash equivalents...............   $    16,150    $       - -    $       - -   $       - -     $    16,150
   Investments in and advances to parent
     and subsidiaries......................       230,082            360          6,019      (236,461)            - -
   Other assets............................        48,978            - -         (1,701)          - -          47,277
                                              -----------    -----------    -----------   -----------     -----------
                                                  295,210            360          4,318      (236,461)         63,427
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Cash and cash equivalents...............           - -          5,377            399           - -           5,776
   Home sales and other accounts receivable           - -         16,319            340        (4,959)         11,700
   Inventories, net
     Housing completed or under construction          - -        580,997          6,571           - -         587,568
     Land and land under development.......           - -        566,927         15,458           - -         582,385
   Other assets............................           - -         36,803         20,383           - -          57,186
                                              -----------    -----------    -----------   -----------     -----------
                                                      - -      1,206,423         43,151        (4,959)      1,244,615
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -        108,871           - -         108,871
                                              -----------    -----------    -----------   -----------     -----------
         Total Assets......................   $   295,210    $ 1,206,783    $   156,340   $  (241,420)    $ 1,416,913
                                              ===========    ===========    ===========   ===========     ===========

LIABILITIES
Corporate
   Accounts payable and accrued
     expenses..............................   $    49,272    $       - -    $     1,700   $       - -     $    50,972
   Advances and notes payable - Parent
     and subsidiaries......................      (783,518)       749,787         33,731           - -             - -
   Income taxes payable....................       (34,322)        42,987          2,583           - -          11,248
   Senior Notes, net.......................       174,535            - -            - -           - -         174,535
                                              -----------    -----------    -----------   -----------     -----------
                                                 (594,033)       792,774         38,014           - -         236,755
                                              -----------    -----------    -----------   -----------     -----------

Homebuilding
   Accounts payable and accrued
     expenses..............................           - -        200,334          6,724           - -         207,058
   Line of credit..........................       165,000            - -            - -           - -         165,000
                                              -----------    -----------    -----------   -----------     -----------
                                                  165,000        200,334          6,724           - -         372,058
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -         82,736        (4,964)         77,772
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities.................      (429,033)       993,108        127,474        (4,964)        686,585
                                              -----------    -----------    -----------   -----------     -----------
STOCKHOLDERS' EQUITY.......................       724,243        213,675         28,866      (236,456)        730,328
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities and
           Stockholders' Equity............   $   295,210    $ 1,206,783    $   156,340   $  (241,420)    $ 1,416,913
                                              ===========    ===========    ===========   ===========     ===========

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                             Non-
                                                             Guarantor    Guarantor      Eliminating
                                                  MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
ASSETS
Corporate
   Cash and cash equivalents...............   $    31,322   $       - -   $       - -    $       - -   $     31,322
   Investments in and advances to parent
     and subsidiaries......................       330,944           465        (1,951)      (329,458)           - -
   Other assets ...........................        42,869           - -          (521)           - -         42,348
                                              -----------   -----------   -----------    -----------   ------------
                                                  405,135           465        (2,472)      (329,458)        73,670
                                              -----------   -----------   -----------    -----------   ------------
Homebuilding
   Cash and cash equivalents...............           - -         4,352           408            - -          4,760
   Home sales and other accounts receivable           - -         3,744           169         (1,292)         2,621
   Inventories, net
     Housing completed or under construction          - -       456,752           - -            - -        456,752
     Land and land under development.......           - -       441,004         9,498            - -        450,502
   Other assets............................           - -        32,063        17,481            - -         49,544
                                              -----------   -----------   -----------    -----------   ------------
                                                      - -       937,915        27,556         (1,292)       964,179
                                              -----------   -----------   -----------    -----------   ------------
Financial Services                                    - -           - -       153,107            - -        153,107
                                              -----------   -----------   -----------    -----------   ------------
         Total Assets......................   $   405,135   $   938,380   $   178,191    $  (330,750)  $  1,190,956
                                              ===========   ===========   ===========    ===========   ============

LIABILITIES
Corporate
   Accounts payable and accrued
     expenses..............................   $    60,684   $       - -   $       443    $         8   $     61,135
   Advances and notes payable - Parent
     and subsidiaries......................      (375,290)      358,751        16,539            - -            - -
   Income taxes payable....................      (100,585)      102,494         8,044            - -          9,953
   Senior Notes, net.......................       174,503           - -           - -            - -        174,503
                                              -----------   -----------   -----------    -----------   ------------
                                                 (240,688)      461,245        25,026              8        245,591
                                              -----------   -----------   -----------    -----------   ------------
Homebuilding
   Accounts payable and accrued
     expenses..............................           - -       168,247         6,708            - -        174,955
   Line of credit..........................           - -           - -           - -            - -            - -
                                              -----------   -----------   -----------    -----------   ------------
                                                      - -       168,247         6,708            - -        174,955
                                              -----------   -----------   -----------    -----------   ------------
Financial Services                                    - -           - -       117,878         (1,299)       116,579
                                              -----------   -----------   -----------    -----------   ------------
         Total Liabilities.................      (240,688)      629,492       149,612         (1,291)       537,125
                                              -----------   -----------   -----------    -----------   ------------
STOCKHOLDERS' EQUITY.......................       645,823       308,888        28,579       (329,459)       653,831
                                              -----------   -----------   -----------    -----------   ------------
         Total Liabilities and
           Stockholders' Equity............   $   405,135   $   938,380   $   178,191    $  (330,750)  $  1,190,956
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                        Three Months Ended June 30, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   493,065   $     6,182    $       (76)  $    499,171
   Financial Services.......................          - -           - -         9,896            - -          9,896
   Corporate................................          309           - -            54            - -            363
   Equity in earnings of subsidiaries.......       38,201           - -           - -        (38,201)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       38,510       493,065        16,132        (38,277)       509,430
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................          175       437,639         4,995         (4,853)       437,956
   Financial Services.......................          - -           - -         4,711            - -          4,711
   Corporate general and administrative.....       10,399           - -            35            - -         10,434
   Corporate and homebuilding interest......       (4,853)          - -           - -          4,853            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................        5,721       437,639         9,741            - -        453,101
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............       32,789        55,426         6,391        (38,277)        56,329
   Provision for income taxes...............        2,700       (22,211)       (2,482)           - -        (21,993)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    35,489   $    33,215   $     3,909    $   (38,277)  $     34,336
                                              ===========   ===========   ===========    ===========   ============

                        Three Months Ended June 30, 2001

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   498,158   $       912    $       (60)  $    499,010
   Financial Services.......................          - -           - -         8,998            - -          8,998
   Corporate................................          214           - -            13            - -            227
   Equity in earnings of subsidiaries.......       43,373           - -           - -        (43,373)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       43,587       498,158         9,923        (43,433)       508,235
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................            9       433,702            60         (4,747)       429,024
   Financial Services.......................          - -           - -         4,272            - -          4,272
   Corporate general and administrative.....       11,510           - -           - -            - -         11,510
   Corporate and homebuilding interest......       (4,747)          - -           - -          4,747            - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Expenses.....................        6,772       433,702         4,332            - -        444,806
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............       36,815        64,456         5,591        (43,433)        63,429
   Provision for income taxes...............        3,292       (25,775)       (2,103)           - -        (24,586)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    40,107   $    38,681   $     3,488    $   (43,433)  $     38,843
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                         Six Months Ended June 30, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   938,781   $     7,293    $      (142)  $    945,932
   Financial Services.......................          - -           - -        19,277            - -         19,277
   Corporate................................          497           - -            98            - -            595
   Equity in earnings of subsidiaries.......       73,953           - -           - -        (73,953)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       74,450       938,781        26,668        (74,095)       965,804
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................          107       831,237         5,267         (9,738)       826,873
   Financial Services.......................          - -           - -         9,062            - -          9,062
   Corporate general and administrative.....       20,423           - -            71            - -         20,494
   Corporate and homebuilding interest......       (9,738)          - -           - -          9,738            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................       10,792       831,237        14,400            - -        856,429
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............       63,658       107,544        12,268        (74,095)       109,375
   Provision for income taxes...............        5,054       (42,987)       (4,770)           - -        (42,703)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    68,712   $    64,557   $     7,498    $   (74,095)  $     66,672
                                              ===========   ===========   ===========    ===========   ============

                         Six Months Ended June 30, 2001

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   908,493   $     1,721    $      (108)  $    910,106
   Financial Services.......................          - -           - -        17,339            - -         17,339
   Corporate................................          482           - -            30            - -            512
   Equity in earnings of subsidiaries.......       76,859           - -           - -        (76,859)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       77,341       908,493        19,090        (76,967)       927,957
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................          105       794,206           136         (8,258)       786,189
   Financial Services.......................          - -           - -         8,409            - -          8,409
   Corporate general and administrative.....       21,916           - -           - -            - -         21,916
   Corporate and homebuilding interest......       (8,258)          - -           - -          8,258            - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Expenses.....................       13,763       794,206         8,545            - -        816,514
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............       63,578       114,287        10,545        (76,967)       111,443
   Provision for income taxes...............        6,099       (45,410)       (4,006)           - -        (43,317)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    69,677   $    68,877   $     6,539    $   (76,967)  $     68,126
                                              ===========   ===========   ===========    ===========   ============

                                      -12-

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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                  Six Months
                                                           Ended June 30,                Ended June 30,
                                                      -------------------------    -------------------------
                                                          2002          2001           2002          2001
                                                      -----------   -----------    -----------   -----------
      Revenues....................................    $   509,430   $   508,235    $   965,804   $   927,957

      Income Before Income Taxes..................    $    56,329   $    63,429    $   109,375   $   111,443

      Net Income..................................    $    34,336   $    38,843    $    66,672   $    68,126

      Earnings Per Share

           Basic..................................    $      1.27   $      1.47    $      2.48   $      2.60

           Diluted................................    $      1.22   $      1.42    $      2.39   $      2.51


         Revenues for the first six months of 2002 increased by $37,847,000, compared with the first half of 2001, primarily due to increased homebuilding revenues resulting from a significantly higher average selling price per home closed.

         Income before income taxes in the second quarter and first half of 2002 were lower than for the same periods in 2001, primarily due to lower operating profits from the Company's homebuilding segment. The decreases in homebuilding segment profits primarily resulted from lower Home Gross Margins (as defined below) in the second quarter and first half of 2002, compared with the same periods in 2001. These profit decreases partially were offset by increases in operating profits from the Company's financial services segment for the quarter and six months ended June 30, 2002 of $459,000 and $1,285,000, respectively, as well as decreases in net corporate expenses of $1,212,000 and $1,505,000, respectively, compared with the same periods in 2001.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                  Three Months                        Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2002              2001             2002              2001
                                                        -------------     -------------    -------------     -------------
     Home Sales Revenues...........................     $     496,862     $     497,406    $     942,029     $     907,126
     Operating Profit..............................     $      61,215     $      69,986    $     119,059     $     123,917
     Average Selling Price Per Home Closed.........     $       254.0     $       258.5    $       259.5     $       246.3
     Home Gross Margins............................             22.5%             23.7%            22.9%             23.5%
        Excluding Interest in Home Cost of Sales...             23.4%             24.9%            23.8%             24.8%

     Orders For Homes, net (units)
            Colorado...............................               757               639            1,758             1,607
            Utah...................................                31               - -               31               - -
            California.............................               633               414            1,224               855
            Arizona................................               671               534            1,341             1,266
            Nevada.................................               411               162              618               430
            Virginia...............................               176               144              418               364
            Maryland...............................                74                80              139               178
                                                        -------------     -------------    -------------     -------------
                Total..............................             2,753             1,973            5,529             4,700
                                                        =============     =============    =============     =============

     Homes Closed (units)
            Colorado...............................               706               671            1,315             1,300
            Utah...................................                25               - -               25               - -
            California.............................               362               375              654               615
            Arizona................................               446               513              884             1,011
            Nevada.................................               247               169              388               328
            Virginia...............................               104               136              234               306
            Maryland...............................                66                60              130               123
                                                        -------------     -------------    -------------     -------------
                Total..............................             1,956             1,924            3,630             3,683
                                                        =============     =============    =============     =============

                                                           June 30,        December 31,       June 30,
                                                             2002              2001             2001
                                                        -------------     -------------    -------------
     Backlog (units)
            Colorado...............................             1,638             1,195            1,692
            Utah...................................                47               - -              - -
            California.............................             1,060               490              748
            Arizona................................             1,082               625            1,065
            Nevada.................................               524               181              300
            Virginia...............................               418               234              386
            Maryland...............................               166               157              181
                                                        -------------     -------------    -------------
                Total..............................             4,935             2,882            4,372
                                                        =============     =============    =============
     Backlog Estimated Sales Value.................     $   1,300,000     $     760,000    $   1,110,000
                                                        =============     =============    =============


                                                           June 30,        December 31,       June 30,
                                                             2002              2001             2001
                                                        -------------     -------------    -------------
     Active Subdivisions
            Colorado...............................                63                61               61
            Utah...................................                 4               - -              - -
            California.............................                27                26               25
            Arizona................................                34                27               29
            Nevada.................................                15                 7                7
            Virginia...............................                16                11               11
            Maryland...............................                 6                 5                4
                                                        -------------     -------------    -------------
                Total..............................               165               137              137
                                                        =============     =============    =============

         Home Sales Revenues and Homes Closed - Home sales revenues in the first half of 2002 were higher than home sales revenues for the same period in 2001, primarily due to a 5% increase in the average selling price per home closed during the period.

         Home closings in the second quarter and first half of 2002 were comparable to home closings for the same periods in 2001. Home closings in the three and six months ended June 30, 2002 particularly were strong in Tucson (increases of 41% and 44%, respectively) and Nevada (increases of 46% and 18%, respectively), as a result of the continued strong demand for new homes in these markets. MDC closed fewer homes in both the second quarter and first six months of 2002 in Phoenix and Virginia, because of lower home orders in these markets in the latter half of 2001, compared with the same period in 2000. These lower home orders primarily resulted from fewer active subdivisions in Phoenix and a significant number of active subdivisions approaching close-out during that time in both Phoenix and Virginia.

         Average Selling Price Per Home Closed - The average selling price per home closed in the 2002 second quarter decreased $4,500, compared with the same period in 2001. The decrease primarily was due to (1) a greater number of homes closed in relatively lower-priced subdivisions in Southern California, Tucson and Colorado, where the Company has focused on selling more affordable homes; and (2) 83 homes closed in Las Vegas and Salt Lake City that were acquired from W.L. Homes LLC (d/b/a John Laing Homes), which had selling prices significantly lower than the Company average. Average selling prices in the second quarter of 2002 increased in Virginia and Maryland, where the Company closed a greater number of homes in relatively higher-priced subdivisions. For the six months ended June 30, 2002, the average selling price per home closed increased $13,200, compared with the same period in 2001. The increase primarily was due to (1) selling price increases in Virginia, Maryland and Phoenix, due to the strong demand for new homes in these markets; (2) a greater number of homes closed in relatively higher-priced subdivisions in Northern California, Nevada, Virginia and Maryland; and (3) a higher proportion of detached homes closed in Virginia, which generally have higher selling prices than townhomes.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins for the second quarter and six months ended June 30, 2002 decreased, compared with the same periods in 2001, primarily due to (1) higher incentives offered and minimal selling price increases in most of the Company's markets in the latter half of 2001, as a result of the difficult economic conditions that existed during that time; (2) homes closed in Salt Lake City and Las Vegas that were acquired from John Laing Homes with a lower Home Gross Margin than the Company average due, in large part, to purchase accounting adjustments; (3) increased warranty costs in Colorado and Northern California; and (4) the continued rising cost of land in most of the Company's markets.

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

         Orders for Homes and Backlog - Orders for homes increased 40% and 18%, respectively, in the three and six months ended June 30, 2002, compared with the same periods in 2001. The Company increased the number of active subdivisions to 165 at June 30, 2002 from 137 at December 31, 2001, including an additional eight in Nevada and seven in Arizona. These additional subdivisions contributed to year-over-year increases in second quarter home orders of over 150% in Nevada and 26% in Arizona. Second quarter 2002 home orders increased a combined 53% in Southern and Northern California, compared with the 2001 second quarter, primarily resulting from the strong demand for new homes in these markets. In addition, the Company opened 36 new model homes in the first six months of 2002 in Colorado, contributing to the 18% increase in second quarter 2002 home orders in this market, compared with the same period in 2001.

         Homes under contract but not yet delivered ("Backlog") at June 30, 2002 was 4,935 units with an estimated sales value of $1,300,000,000, compared with a Backlog of 4,372 units with an estimated sales value of $1,110,000,000 at June 30, 2001. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its June 30, 2002 Backlog to close under existing sales contracts during the second half of 2002 and first quarter of 2003. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $27,682,000 and $53,345,000, respectively, for the quarter and six months ended June 30, 2002, compared with $27,064,000 and $49,917,000, respectively, for the same periods in 2001. The increases in 2002 primarily were due to (1) higher product advertising and deferred marketing amortization, primarily as a result of the increased number of active subdivisions during the second quarter and first six months of 2002, compared with the same periods in 2001; and (2) increased sales overhead resulting from the Company's expanding home sales activities.

         General and Administrative - General and administrative expenses increased to $24,717,000 and $46,910,000, respectively, during the second quarter and first half of 2002, compared with $22,194,000 and $41,806,000, respectively, for the same periods in 2001, primarily due to increased compensation costs associated with the expanding operations in certain of the Company's markets, most notably Phoenix, Nevada, Virginia, Southern California and Northern California. General and administrative expenses also increased in Utah and Nevada as a result of the Company's acquisition of most of the homebuilding assets, and the hiring of former employees, of John Laing Homes in these markets.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total cash option deposits (dollars in thousands).

                                                    June 30,    December 31,      June 30,
                                                      2002          2001            2001
                                                  -----------   -----------     -----------

     Colorado...................................  $   141,696   $   165,228     $   155,508
     Utah.......................................        9,744           - -             - -
     California.................................      125,737       110,010         110,528
     Arizona....................................       97,311        70,602          57,195
     Nevada.....................................      109,302        44,103          32,454
     Virginia...................................       79,094        49,929          34,401
     Maryland...................................       19,501        10,630           7,618
                                                  -----------   -----------     -----------
          Total.................................  $   582,385   $   450,502     $   397,704
                                                  ===========   ===========     ===========
     Lots Owned (excluding lots in
       work-in-process).........................       16,773        13,524          12,439
     Lots Controlled Under Option...............        6,403         6,059           7,746
                                                  -----------   -----------     -----------
         Total Lots Owned and Controlled
         (excluding lots in work-in-process)....       23,176        19,583          20,185
                                                  ===========   ===========     ===========
     Total Cash Option Deposits.................  $    16,034   $    14,520     $    14,651
                                                  ===========   ===========     ===========

     New Homebuilding Divisions

         In February 2002, the Company announced its intent to expand into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. During the 2002 second quarter the Company acquired control of approximately 300 lots in three subdivisions in this market.

         In mid-April 2002, an MDC subsidiary acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company's entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions, as well as options to acquire an additional 150 lots.

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                        -------------------------   -------------------------
                                                            2002          2001          2002          2001
                                                        -----------   -----------   -----------   -----------
       Loan Origination Fees.......................     $     3,992   $     4,467   $     8,221   $     8,152
       Gains on Sales of Mortgage Servicing, net...     $       481   $       719   $       952   $     2,402
       Gains on Sales of Mortgage Loans, net.......     $     4,280   $     2,936   $     7,741   $     5,510
       Operating Profit............................     $     5,185   $     4,726   $    10,215   $     8,930
       Principal Amount of Loan Originations
          MDC home buyers..........................     $   270,566   $   288,875   $   521,454   $   519,164
          Spot.....................................           6,034        19,226        15,564        28,430
                                                        -----------   -----------   -----------   -----------
                Total..............................     $   276,600   $   308,101   $   537,018   $   547,594
                                                        ===========   ===========   ===========   ===========
       Principal Amount of Loans Brokered
          MDC home buyers..........................     $    59,697   $    57,296   $   103,299   $   110,858
          Spot.....................................           1,510         3,839         3,118         7,094
                                                        -----------   -----------   -----------   -----------
                Total..............................     $    61,207   $    61,135   $   106,417   $   117,952
                                                        ===========   ===========   ===========   ===========
       Capture Rate................................             69%           74%           71%           73%
                                                        ===========   ===========   ===========   ===========
          Including brokered loans.................             81%           86%           82%           85%
                                                        ===========   ===========   ===========   ===========

         HomeAmerican's operating profit for the second quarter and first half of 2002 increased, compared with the same periods in 2001, primarily due to higher gains on sales of mortgage loans, partially offset by lower gains on sales of mortgage loan servicing. The principal amounts of originated and brokered loans were $337,807,000 and $643,435,000, respectively, in the second quarter and first half of 2002, compared with $369,236,000 and $665,546,000, respectively, for the same periods in 2001. The reductions in the 2002 periods primarily were due to (1) decreases in loans originated for borrowers other than MDC home buyers; and (2) lower HomeAmerican Capture Rates (as defined below). MDC home buyers were the source of approximately 98% and 97%, respectively, of the principal amount of mortgage loans originated and brokered by HomeAmerican in the second quarter and first half of 2002.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") were 69% and 71%, respectively, for the quarter and six months ended June 30, 2002, compared with 74% and 73%, respectively, for the same periods in 2001. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 81% and 82%, respectively, for the second quarter and first half of 2002, compared with 86% and 85%, respectively, for the same periods in 2001. The decreases in Capture Rate in the 2002 periods primarily were due to homes closed in Las Vegas and Salt Lake City that were purchased from John Laing Homes with mortgage loans already contracted.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline.

Other Operating Results

         Interest Expense - The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense and totaled zero for the second quarter and first half of both 2002 and 2001.

         For a reconciliation of interest incurred, capitalized and expensed, see Note B to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses decreased to $10,434,000 and $20,494,000, respectively, during the second quarter and first half of 2002, from $11,510,000 and $21,916,000, respectively, for the same periods of 2001. The decreases in the 2002 periods primarily were due to contributions of $1,000,000 and $2,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation in the second quarter and first six months of 2001, respectively.

         Income Taxes - MDC's overall effective income tax rate of 39% for the second quarter and first half of 2002, compared with 38.8% and 38.9%, respectively, for the same periods in 2001, differed from the federal statutory rate of 35%, primarily due to the impact of state income taxes.


                         LIQUIDITY AND CAPITAL RESOURCES

         MDC uses its liquidity and capital resources to (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. The Company previously filed a shelf registration statement that would allow the Company to issue up to $300,000,000 of equity, debt or hybrid securities.

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or in the capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - The maturity date of the Homebuilding Line was September 30, 2004 and the maximum amount available was $450,000,000 at June 30, 2002. Commitments under the Homebuilding Line increased from $413,000,000 at March 31, 2001 to $438,000,000 in April 2001 and to $450,000,000 in June 2001. Pursuant to
the terms of the Homebuilding Line agreement, a term-out of this credit could have commenced prior to September 30, 2004 under certain circumstances. At June 30, 2002, $165,000,000 was borrowed and $17,090,000 in letters of credit were outstanding under the Homebuilding Line.

         On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $450,000,000 to $538,000,000 in July 2002 with the addition of two new banks to the lending group and additional commitments from existing banks.

         Mortgage Lending - In June 2002, the Company received an additional $25,000,000 commitment from a participant bank on its mortgage lending bank line of credit (the "Mortgage Line"), increasing the borrowing limit to $125,000,000. At June 30, 2001, the borrowing limit was $125,000,000, which included a $25,000,000 temporary increase received from a participant bank. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2002, $50,949,000 was borrowed and an additional $22,170,000 was collateralized and available to be borrowed. The Mortgage Line was cancelable upon 90 days' notice.

         In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 temporary increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The Mortgage Line is now cancelable upon 120 days' notice.

         General - The agreements for the Company's Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants for the Senior Notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in
Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001. The Second Amended and Restated Credit Agreement for the Homebuilding Line is filed with this report.

         The financial covenants contained in the Homebuilding Line agreement, as modified by the Second Amended and Restated Credit Agreement, include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC's consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the adjusted consolidated tangible net worth test, MDC's "adjusted consolidated tangible net worth," as defined, must not be less than the sum of $491,382,000 and 50% of "consolidated net income," as defined, of the "borrower," as defined, and the "guarantors," as defined, after December 31, 2001. In addition, "adjusted consolidated tangible net worth," as defined, must not be less than $307,114,000.

         The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured, but are unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company's homebuilding segment subsidiaries. See Note I to the Condensed Consolidated Financial Statements.

MDC Common Stock Repurchase Programs

         On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. The Company repurchased a total of 2,064,300 shares of MDC common stock under these programs through June 30, 2002, leaving 935,700 shares available to be repurchased as of such date under these programs. The per share prices, including commissions, for these repurchases ranged from $13.53 to $29.02 with an average cost of $16.80. At June 30, 2002, the Company held 4,721,000 shares of treasury stock with an average purchase price of $9.45. No shares were repurchased during the three and six months ended June 30, 2002 and 2001.

Consolidated Cash Flow

         During the first six months of 2002, the Company used $123,317,000 of cash in its operating activities. Cash provided by net income for the period, the sale of mortgage loans and an increase in accounts payable and accrued expenses, collectively, was more than offset by cash used to build homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.

         During the first six months of 2001, the Company used $37,088,000 of cash in its operating activities. Cash provided by net income for the period and an increase in accounts payable and accrued expenses was more than offset by an increase in homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.


          IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS


         Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC's customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

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


                          CRITICAL ACCOUNTING POLICIES


         The Company's critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves. These policies are more fully described in the notes to the Company's consolidated financial statements in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

                                      OTHER


Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2001, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) terrorist acts and other acts of war; and (15) other factors over which the Company has little or no control.

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

         HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 40 days from origination. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans-in-process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited.

         The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Company would be required to pay off or refinance such debt.

         As of June 30, 2002, short-term debt was $50,949,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair values at June 30, 2002 are as follows (in thousands).

                                             Maturities through December 31,
                            ---------------------------------------------------------------           Estimated
                               2002      2003       2004      2005       2006    Thereafter   Total   Fair Value
                            ------------------------------------------------------------------------------------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 175,000 $ 175,000  $ 180,023
   Average Interest Rate...        - -       - -        - -       - -        - -      8.38%     8.38%
Variable Rate Debt.........  $     - - $     - -  $ 165,000 $     - -  $     - -  $     - - $ 165,000  $ 165,000
   Average Interest Rate...        - -       - -       3.1%       - -        - -        - -      3.1%


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------

         MDC held its Annual Meeting of Shareowners (the "Meeting") on April 25, 2002. At the Meeting, Gilbert Goldstein and William B. Kemper were re-elected as Class II Directors for three-year terms, expiring in 2005.


ITEM 5.  OTHER INFORMATION.
------   -----------------

         On July 22, 2002, the Company's board of directors declared a dividend of eight cents per share for the quarter ended June 30, 2002, payable August 21, 2002 to shareowners of record on August 7, 2002. Future dividend payments are subject to the discretion of the Company's board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------

                  (a) Exhibits:

                          4.1 Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents.

                          4.2 Form of Guaranty agreement dated as of July 30, 2002 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND

                                    AMERICAN HOMES OF MARYLAND, INC., RICHMOND
                                    AMERICAN HOMES OF NEVADA, INC., RICHMOND
                                    AMERICAN HOMES OF VIRGINIA, INC., RICHMOND
                                    AMERICAN HOMES OF ARIZONA, INC., RICHMOND
                                    AMERICAN HOMES OF COLORADO, INC., RICHMOND
                                    AMERICAN HOMES OF WEST VIRGINIA, INC.,
                                    RICHMOND AMERICAN HOMES OF CALIFORNIA
                                    (INLAND EMPIRE), INC., RICHMOND AMERICAN
                                    HOMES OF UTAH, INC., RICHMOND AMERICAN HOMES
                                    OF TEXAS, INC., M.D.C. LAND CORPORATION,
                                    RICHMOND AMERICAN CONSTRUCTION, INC., RAH
                                    TEXAS HOLDINGS, LLC, and RAH OF TEXAS, LP.

                          4.3 Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of July 30, 2002 payable to each of the Banks named in the Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents.

                          4.4 Second Supplemental Indenture, dated as of July 30, 2002 by and among M.D.C. Holdings, Inc., a Delaware corporation (the "Company"), U.S. Bank National Association, as Trustee (the "Trustee"), and each of the following wholly owned subsidiaries of the Company (collectively, the "Additional Guarantors"): M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., and Richmond American Homes of West Virginia, Inc., including the Form of Guaranty executed by each Additional Guarantor.

                          99.1 Certification by Larry A. Mizel, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          99.2 Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:    August 7, 2002                       M.D.C. HOLDINGS, INC.
         --------------                       (Registrant)




                                              By: /s/ Paris G. Reece III
                                                 -----------------------------
                                                   Paris G. Reece III
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer