Form 10-Q
period 2002-09-30
MDC HOLDINGS INC
filed 2002-11-08
CIK 773141

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

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                 ---    ---

            As of November 6, 2002, 26,649,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of September 30, 2002
                          (Unaudited) and December 31, 2001..........      1

                         Statements of Income and Other Comprehensive
                           Income (Unaudited) for the three and
                           nine months ended September 30, 2002
                           and 2001..................................      3

                         Statements of Cash Flows (Unaudited) for the
                           nine months ended September 30, 2002
                           and 2001..................................      4

                         Notes to Financial Statements (Unaudited)...      5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations................................     15

               Item 3.   Quantitative and Qualitative Disclosures
                           About Market Risk.........................     25

               Item 4.   Controls and Procedures.....................     26

Part II.       Other Information:

               Item 1.   Legal Proceedings...........................     27

               Item 4.   Submission of Matters to a Vote of
                           Shareowners...............................     27

               Item 5.   Other Information...........................     27

               Item 6.   Exhibits and Reports on Form 8-K............     27

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   September 30,   December 31,
                                                                                       2002            2001
                                                                                  -------------   -------------
                                                                                    (Unaudited)
ASSETS
Corporate
   Cash and cash equivalents................................................      $      28,156   $      31,322
   Property and equipment, net..............................................             10,050           2,723
   Deferred income taxes....................................................             24,430          30,081
   Deferred debt issue costs, net...........................................              1,758           1,947
   Other assets, net........................................................              7,929           7,597
                                                                                  -------------   -------------
                                                                                         72,323          73,670
                                                                                  -------------   -------------
Homebuilding
   Cash and cash equivalents................................................              6,215           4,760
   Home sales and other accounts receivable.................................             15,433           2,621
   Inventories, net
     Housing completed or under construction................................            675,233         456,752
     Land and land under development........................................            604,717         450,502
   Prepaid expenses and other assets, net...................................             61,669          49,544
                                                                                  -------------   -------------
                                                                                      1,363,267         964,179
Financial Services
   Cash and cash equivalents................................................                872             518
   Mortgage loans held in inventory.........................................            134,708         144,971
   Other assets, net........................................................              5,094           7,618
                                                                                  -------------   -------------
                                                                                        140,674         153,107
                                                                                  -------------   -------------
         Total Assets.......................................................      $   1,576,264   $   1,190,956
                                                                                  =============   =============

             See notes to condensed consolidated financial statements.
                                      - 1 -

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                   September 30,   December 31,
                                                                                       2002            2001
                                                                                  -------------   -------------
                                                                                    (Unaudited)
LIABILITIES
Corporate
   Accounts payable and accrued expenses........................................  $      50,842   $      61,135
   Income taxes payable.........................................................          6,261           9,953
   Senior notes, net............................................................        174,551         174,503
                                                                                  -------------   -------------
                                                                                        231,654         245,591
                                                                                  -------------   -------------
Homebuilding
   Accounts payable and accrued expenses........................................        216,991         174,955
   Line of credit...............................................................        255,000             - -
                                                                                  -------------   -------------
                                                                                        471,991         174,955
                                                                                  -------------   -------------
Financial Services
   Accounts payable and accrued expenses........................................         27,597          16,937
   Line of credit...............................................................         90,060          99,642
                                                                                  -------------   -------------
                                                                                        117,657         116,579
                                                                                  -------------   -------------
         Total Liabilities......................................................        821,302         537,125
                                                                                  -------------   -------------
COMMITMENTS AND CONTINGENCIES...................................................            - -             - -
                                                                                  -------------   -------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...            - -             - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,781,000 and
     31,395,000 shares issued, respectively, at September 30, 2002 and
     December 31, 2001..........................................................            318             314
   Additional paid-in capital...................................................        371,039         357,037
   Retained earnings............................................................        446,548         342,485
   Unearned restricted stock....................................................           (412)           (412)
   Accumulated other comprehensive income (loss)................................             93            (163)
                                                                                  -------------   -------------
                                                                                        817,586         699,261
   Less treasury stock, at cost; 5,131,000 and 4,809,000 shares, respectively,
     at September 30, 2002 and December 31, 2001................................        (62,624)        (45,430)
                                                                                  -------------   -------------
         Total Stockholders' Equity.............................................        754,962         653,831
                                                                                  -------------   -------------
         Total Liabilities and Stockholders' Equity.............................  $   1,576,264   $   1,190,956
                                                                                  =============   =============

             See notes to condensed consolidated financial statements.
                                      - 2 -

                              M.D.C. HOLDINGS, INC.
      Condensed Consolidated Statements of Income and Other Comprehensive Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months                     Nine Months
                                                                      Ended September 30,             Ended September 30,
                                                                 ---------------------------     ---------------------------
                                                                     2002            2001            2002           2001
                                                                 ------------    ------------    ------------   ------------
REVENUES

   Homebuilding............................................      $    570,386    $    511,008    $  1,516,318   $  1,421,114
   Financial services......................................            11,160          10,081          30,437         27,420
   Corporate...............................................               152             223             747            735
                                                                 ------------    ------------    ------------   ------------
       Total Revenues......................................           581,698         521,312       1,547,502      1,449,269
                                                                 ------------    ------------    ------------   ------------
COSTS AND EXPENSES

   Homebuilding............................................           494,914         439,094       1,321,787      1,225,283
   Financial services......................................             5,255           4,331          14,317         12,740
   Corporate general and administrative....................            10,498          11,097          30,992         33,013
                                                                 ------------    ------------    ------------   ------------
       Total Costs and Expenses............................           510,667         454,522       1,367,096      1,271,036
                                                                 ------------    ------------    ------------   ------------
Income before income taxes.................................            71,031          66,790         180,406        178,233
Provision for income taxes.................................           (27,472)        (26,265)        (70,175)       (69,582)
                                                                 ------------    ------------    ------------   ------------
NET INCOME.................................................            43,559          40,525         110,231        108,651
Unrealized holding losses on securities arising during the
   period..................................................              (124)            (40)            (24)          (281)
Less reclassification adjustment for losses (gains) included
   in net income...........................................               352            (164)            280            (57)
                                                                 ------------    ------------    ------------   ------------
Net gains (losses) recognized in other comprehensive income
   during the period, net of deferred income taxes.........               228            (204)            256           (338)
                                                                 ------------    ------------    ------------   ------------
OTHER COMPREHENSIVE INCOME.................................      $     43,787    $     40,321    $    110,487   $    108,313
                                                                 ============    ============    ============   ============
EARNINGS PER SHARE
   Basic...................................................      $       1.63     $      1.52     $      4.11    $      4.12
                                                                 ============     ===========     ===========    ===========
   Diluted.................................................      $       1.57     $      1.48     $      3.96    $      3.99
                                                                 ============     ===========     ===========    ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING
   Basic...................................................            26,727          26,654          26,814         26,354
                                                                 ============    ============    ============   ============
   Diluted.................................................            27,680          27,370          27,861         27,213
                                                                 ============    ============    ============   ============
DIVIDENDS PAID PER SHARE...................................      $        .08     $       .07     $       .23    $       .20
                                                                 ============     ===========     ===========    ===========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                              2002             2001
                                                                          -------------    -------------
OPERATING ACTIVITIES
 Net income..........................................................     $     110,231    $     108,651
 Adjustments to reconcile net income to net cash used in operating activities
      Depreciation and amortization..................................            17,366           17,889
      Deferred income taxes..........................................             5,651           (2,898)
      Homebuilding asset impairment charges..........................               - -            2,900
      Net changes in assets and liabilities
         Home sales and other accounts receivable....................           (12,812)          (3,646)
         Homebuilding inventories....................................          (372,696)        (200,867)
         Prepaid expenses and other assets...........................           (26,318)         (12,125)
         Mortgage loans held in inventory............................            10,263            1,109
         Accounts payable and accrued expenses.......................            47,713           63,032
      Other, net.....................................................             2,330            3,949
                                                                          -------------    -------------
Net cash used in operating activities................................          (218,272)         (22,006)
                                                                          -------------    -------------
INVESTING ACTIVITIES
Net purchase of property and equipment...............................           (10,145)          (1,867)
                                                                          -------------    -------------
Net cash used in investing activities................................           (10,145)          (1,867)
                                                                          -------------    -------------
FINANCING ACTIVITIES
Lines of credit
     Advances........................................................         1,937,200        1,381,900
     Principal payments..............................................        (1,691,782)      (1,353,025)
Dividend payments....................................................            (6,168)          (4,761)
Stock repurchases....................................................           (19,029)          (3,845)
Proceeds from exercise of stock options..............................             6,839            7,239
                                                                          -------------    -------------
Net cash provided by financing activities............................           227,060           27,508
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents.................            (1,357)           3,635
Cash and cash equivalents
     Beginning of period.............................................            36,600           14,115
                                                                          -------------    -------------
     End of period...................................................     $      35,243    $      17,750
                                                                          =============    =============

             See notes to condensed consolidated financial statements.
                                      - 4 -

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 2002 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001. Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in the current year.

         The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of income and other comprehensive income are not necessarily indicative of the results to be expected for the full year.

B.    Supplemental Disclosure of Cash Flow Information (in thousands)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                  2002           2001
                                                              -----------    -----------
         Cash paid during the period for
              Interest................................        $    17,937    $    21,557
              Income taxes............................        $    62,714    $    62,488

C.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

                                                                      Three Months                 Nine Months
                                                                     Ended September 30,         Ended September 30,
                                                                 ------------------------    -------------------------
                                                                    2002          2001          2002          2001
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share
            Net income.......................................    $    43,559   $    40,525   $   110,231   $   108,651
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         26,727        26,654        26,814        26,354
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.63   $      1.52   $      4.11   $      4.12
                                                                 ===========   ===========   ===========   ===========
          Diluted Earnings Per Share
            Net income.......................................    $    43,559   $    40,525   $   110,231   $   108,651
                                                                 ===========   ===========   ===========   ===========
            Basic weighted-average shares outstanding........         26,727        26,654        26,814        26,354
            Stock options, net...............................            953           716         1,047           859
                                                                 -----------   -----------   -----------   -----------
            Diluted weighted-average shares outstanding......         27,680        27,370        27,861        27,213
                                                                 ===========   ===========   ===========   ===========
            Per share amounts................................    $      1.57   $      1.48   $      3.96   $      3.99
                                                                 ===========   ===========   ===========   ===========

D.    Interest Activity

         The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note H. Interest activity, in total and by business segment, is shown below (in thousands).

                                                                     Three Months                 Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                               ------------------------    ------------------------
                                                                  2002          2001          2002          2001
                                                               ----------    ----------    ----------    ----------
Total Interest Incurred

       Corporate and homebuilding..........................    $    5,907    $    5,879    $   14,863    $   17,638

       Financial services..................................           424           625         1,105         2,114
                                                               ----------    ----------    ----------    ----------
       Total interest incurred.............................    $    6,331    $    6,504    $   15,968    $   19,752
                                                               ==========    ==========    ==========    ==========
Corporate/Homebuilding Interest Capitalized

       Interest capitalized in homebuilding inventory,
         beginning of period...............................    $   17,604    $   19,503    $   17,358    $   19,417

       Interest incurred...................................         5,907         5,879        14,863        17,638

       Interest expense....................................           - -           - -           - -           - -

       Previously capitalized interest included in cost of
         sales.............................................        (4,568)       (5,921)      (13,278)      (17,594)
                                                               ----------    ----------    ----------    ----------
       Interest capitalized in homebuilding inventory, end
         of period.........................................    $   18,943    $   19,461    $   18,943    $   19,461
                                                               ==========    ==========    ==========    ==========
Financial Services Net Interest Income

       Interest income.....................................    $    1,469    $    1,526    $    4,099    $    4,470

       Interest expense....................................          (424)         (625)       (1,105)       (2,114)
                                                               ----------    ----------    ----------    ----------

       Net interest income.................................    $    1,045    $      901    $    2,994    $    2,356
                                                               ==========    ==========    ==========    ==========

E.    Derivative Instruments and Hedging Activities

         The Company's mortgage lending operations are affected by, among other things, changes in mortgage interest rates. The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133." Derivative instruments utilized in the normal course of business by HomeAmerican Mortgage Corporation, the Company's wholly owned mortgage lending subsidiary ("HomeAmerican"), include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans held in inventory and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. Gains or losses related to ineffectiveness in the hedging relationship and gains or losses on derivative instruments that do not qualify for hedge accounting are recognized immediately.

F.    Stockholders' Equity

         Stock Repurchase Programs - On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. During the third quarter of 2002, the Company repurchased 492,600 shares of MDC common stock, bringing the total shares repurchased to 2,556,900 and leaving 443,100 shares available to be repurchased as of September 30, 2002 under these programs. The per share prices, including commissions, for the 2,556,900 shares repurchased ranged from $13.53 to $40.48 with an average cost of $21.00. At September 30, 2002, the Company held 5,131,000 shares of treasury stock with an average purchase price of $12.20.

         Stock Dividends - On January 22, 2001, MDC's Board of Directors approved a 10% stock dividend that was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC's Board of Directors approved another 10% stock dividend that was distributed on December 28, 2001 to shareowners of record on December 17, 2001. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for the quarter and nine months ended September 30, 2001 to reflect the effect of the December 2001 stock dividend. No stock dividends were declared or paid in the nine months ended September 30, 2002.

         Stock Contributions - In the first nine months of 2001, the Company committed to contribute $2,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation (the "Foundation"), a Delaware not-for-profit corporation that was incorporated on September 30, 1999. Pursuant to this commitment, in April and June 2001, respectively, 28,145 and 29,744 shares of MDC common stock valued at a total of $2,000,000 were transferred to the Foundation. No contributions to the Foundation were made in the first nine months of 2002. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

G.    Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $413,000,000 to $450,000,000 in 2001 and to $538,000,000 in July 2002. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At September 30, 2002, $255,000,000 was borrowed and $19,085,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2002, the Company received $25,000,000 in additional commitments on its mortgage lending bank line of credit (the "Mortgage Line"), increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2002,

$90,060,000 was borrowed and an additional $16,563,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days' notice.

H.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Nine Months
                                                           Ended September 30,            Ended September 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
         Homebuilding
              Home sales.........................     $    568,195    $    505,995    $  1,510,224    $  1,413,121
              Land sales.........................            1,485           2,142           2,231           2,901
              Other revenues.....................              706           2,871           3,863           5,092
                                                      ------------    ------------    ------------    ------------
                                                           570,386         511,008       1,516,318       1,421,114
                                                      ------------    ------------    ------------    ------------

              Home cost of sales.................          435,041         383,777       1,161,155       1,077,786
              Land cost of sales.................            1,237             646           1,741           1,103
              Asset impairment charges...........              - -           2,900             - -           2,900
              Marketing expenses.................           31,794          28,116          85,139          78,033
              General and administrative expenses
                                                            26,842          23,655          73,752          65,461
                                                      ------------    ------------    ------------    ------------
                                                           494,914         439,094       1,321,787       1,225,283
                                                      ------------    ------------    ------------    ------------
                  Homebuilding Operating Profit..           75,472          71,914         194,531         195,831
                                                      ------------    ------------    ------------    ------------
         Financial Services
            Revenues
              Net interest income................            1,045             901           2,994           2,356
              Origination fees...................            4,563           4,418          12,784          12,570
              Gains on sales of mortgage servicing             408             461           1,360           2,863
              Gains on sales of mortgage loans, net          4,902           4,128          12,643           9,638
              Mortgage servicing and other.......              242             173             656              (7)
                                                      ------------    ------------    ------------    ------------
                                                            11,160          10,081          30,437          27,420
            General and administrative expenses..            5,255           4,331          14,317          12,740
                                                      ------------    ------------    ------------    ------------
                  Financial Services Operating
                    Profit.......................            5,905           5,750          16,120          14,680
                                                      ------------    ------------    ------------    ------------
          Total Operating Profit.................           81,377          77,664         210,651         210,511
                                                      ------------    ------------    ------------    ------------
         Corporate
              Interest and other revenues........              152             223             747             735
              General and administrative expenses          (10,498)        (11,097)        (30,992)        (33,013)
                                                      ------------    ------------    ------------    ------------
                  Net Corporate Expenses.........          (10,346)        (10,874)        (30,245)        (32,278)
                                                      ------------    ------------    ------------    ------------
         Income Before Income Taxes..............     $     71,031    $     66,790    $    180,406    $    178,233
                                                      ============    ============    ============    ============

I.       Supplemental Guarantor Information

         The Company's publicly traded 8 3/8% senior notes due 2008 (the "Senior Notes") are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. Richmond American Homes of Colorado, Inc., M.D.C. Land Corporation, Richmond American Construction, Inc., Richmond American Homes of West Virginia, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Texas, Inc., RAH of Texas, LP and RAH Texas Holdings, LLC (collectively, the "Guarantor Subsidiaries"). Non-guarantor subsidiaries primarily consist of HomeAmerican, American Home Title and Escrow Company, American Home Insurance Agency, Inc. and Lion Insurance Company (collectively, the "Non-Guarantor Subsidiaries"). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                               September 30, 2002
                                 (In thousands)
                                   (Unaudited)

                                                                               Non-
                                                              Guarantor      Guarantor     Eliminating
                                                   MDC      Subsidiaries    Subsidiaries     Entries         Total
                                              -----------   ------------    ------------  -----------     -----------
ASSETS
Corporate
   Cash and cash equivalents...............   $    28,156    $       - -    $       - -   $       - -     $    28,156
   Investments in and advances to parent
     and subsidiaries......................       269,125            547          9,713      (279,385)            - -
   Other assets............................        46,088            - -         (1,921)          - -          44,167
                                              -----------    -----------    -----------   -----------     -----------
                                                  343,369            547          7,792      (279,385)         72,323
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Cash and cash equivalents...............           - -          5,861            354           - -           6,215
   Home sales and other accounts receivable           - -         16,540            181        (1,288)         15,433
   Inventories, net
     Housing completed or under construction          - -        675,233                          - -         675,233
     Land and land under development.......           - -        604,717                          - -         604,717
   Other assets............................           - -         45,429         16,240           - -          61,669
                                              -----------    -----------    -----------   -----------     -----------
                                                      - -      1,347,780         16,775        (1,288)      1,363,267
                                              -----------    -----------    -----------   -----------     -----------
Financial services.........................           - -            - -        140,674           - -         140,674
                                              -----------    -----------    -----------   -----------     -----------
         Total Assets......................   $   343,369    $ 1,348,327    $   165,241   $  (280,673)    $ 1,576,264
                                              ===========    ===========    ===========   ===========     ===========
LIABILITIES
Corporate
   Accounts payable and accrued
     expenses..............................   $    50,730    $       - -    $       112   $       - -     $    50,842
   Advances and notes payable - parent
     and subsidiaries......................      (818,565)       803,886         14,679           - -             - -
   Income taxes payable....................       (67,401)        71,321          2,341           - -           6,261
   Senior Notes, net.......................       174,551            - -            - -           - -         174,551
                                              -----------    -----------    -----------   -----------     -----------
                                                 (660,685)       875,207         17,132           - -         231,654
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Accounts payable and accrued
     expenses..............................           - -        212,073          4,918           - -         216,991
   Line of credit..........................       255,000            - -            - -           - -         255,000
                                              -----------    -----------    -----------   -----------     -----------
                                                  255,000        212,073          4,918           - -         471,991
                                              -----------    -----------    -----------   -----------     -----------
Financial services.........................           - -            - -        118,960        (1,303)        117,657
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities.................      (405,685)     1,087,280        141,010        (1,303)        821,302
                                              -----------    -----------    -----------   -----------     -----------
STOCKHOLDERS' EQUITY.......................       749,054        261,047         24,231      (279,370)        754,962
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities and
           Stockholders' Equity............   $   343,369    $ 1,348,327    $   165,241   $  (280,673)    $ 1,576,264
                                              ===========    ===========    ===========   ===========     ===========

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2001
                                 (In thousands)

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   ------------    -----------  ------------
ASSETS
Corporate
   Cash and cash equivalents...............   $    31,322   $       - -   $       - -    $       - -   $     31,322
   Investments in and advances to parent
     and subsidiaries......................       330,944           465        (1,951)      (329,458)           - -
   Other assets ...........................        42,869           - -          (521)           - -         42,348
                                              -----------   -----------   -----------    -----------   ------------
                                                  405,135           465        (2,472)      (329,458)        73,670
                                              -----------   -----------   -----------    -----------   ------------

Homebuilding
   Cash and cash equivalents...............           - -         4,352           408            - -          4,760
   Home sales and other accounts receivable           - -         3,744           169         (1,292)         2,621
   Inventories, net
     Housing completed or under construction          - -       456,752           - -            - -        456,752
     Land and land under development.......           - -       450,502           - -            - -        450,502
   Other assets............................           - -        32,063        17,481            - -         49,544
                                              -----------   -----------   -----------    -----------   ------------
                                                      - -       947,413        18,058         (1,292)       964,179
                                              -----------   -----------   -----------    -----------   ------------
Financial services.........................           - -           - -       153,107            - -        153,107
                                              -----------   -----------   -----------    -----------   ------------
         Total Assets......................   $   405,135   $   947,878   $   168,693    $  (330,750)  $  1,190,956
                                              ===========   ===========   ===========    ===========   ============

LIABILITIES
Corporate
   Accounts payable and accrued
     expenses..............................   $    60,684   $       - -   $       443    $         8   $     61,135
   Advances and notes payable - parent
     and subsidiaries......................      (375,290)      365,801         9,489            - -            - -
   Income taxes payable....................      (100,585)      102,864         7,674            - -          9,953
   Senior Notes, net.......................       174,503           - -           - -            - -        174,503
                                              -----------   -----------   -----------    -----------   ------------
                                                 (240,688)      468,665        17,606              8        245,591
                                              -----------   -----------   -----------    -----------   ------------
Homebuilding
   Accounts payable and accrued
     expenses..............................           - -       168,935         6,020            - -        174,955
   Line of credit..........................           - -           - -           - -            - -            - -
                                              -----------   -----------   -----------    -----------   ------------
                                                      - -       168,935         6,020            - -        174,955
                                              -----------   -----------   -----------    -----------   ------------
Financial services.........................           - -           - -       117,878         (1,299)       116,579
                                              -----------   -----------   -----------    -----------   ------------
         Total Liabilities.................      (240,688)      637,600       141,504         (1,291)       537,125
                                              -----------   -----------   -----------    -----------   ------------
STOCKHOLDERS' EQUITY.......................       645,823       310,278        27,189       (329,459)       653,831
                                              -----------   -----------   -----------    -----------   ------------
         Total Liabilities and
           Stockholders' Equity............   $   405,135   $   947,878   $   168,693    $  (330,750)  $  1,190,956
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                      Three Months Ended September 30, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   ------------    -----------  ------------
REVENUES
   Homebuilding.............................  $       - -   $   570,405   $        57    $       (76)  $    570,386
   Financial services.......................          - -           - -        11,160            - -         11,160
   Corporate................................          312           - -             8           (168)           152
   Equity in earnings of subsidiaries.......       47,763           - -           - -        (47,763)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       48,075       570,405        11,225        (48,007)       581,698
                                              -----------   -----------   -----------    -----------   ------------

COSTS AND EXPENSES
   Homebuilding.............................          187       498,520           225         (4,018)       494,914
   Financial services.......................          - -           - -         5,255            - -          5,255
   Corporate general and administrative.....       10,666           - -           - -           (168)        10,498
   Corporate and homebuilding interest......       (4,018)          - -           - -          4,018            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................        6,835       498,520         5,480           (168)       510,667
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       41,240        71,885         5,745        (47,839)        71,031
   Provision for income taxes...............        2,942       (28,180)       (2,234)           - -        (27,472)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    44,182   $    43,705   $     3,511    $   (47,839)  $     43,559
                                              ===========   ===========   ===========    ===========   ============

                      Three Months Ended September 30, 2001

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   ------------    -----------  ------------
REVENUES
   Homebuilding.............................  $       - -   $   509,671   $     1,397    $       (60)  $    511,008
   Financial services.......................          - -           - -        10,081            - -         10,081
   Corporate................................          213           - -            10            - -            223
   Equity in earnings of subsidiaries.......       44,620           - -           - -        (44,620)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       44,833       509,671        11,488        (44,680)       521,312
                                              -----------   -----------   -----------    -----------   ------------

COSTS AND EXPENSES
   Homebuilding.............................          (37)      442,763          (213)        (3,419)       439,094
   Financial services.......................          - -           - -         4,331            - -          4,331
   Corporate general and administrative.....       11,097           - -           - -            - -         11,097
   Corporate and homebuilding interest......       (3,419)          - -           - -          3,419            - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Expenses.....................        7,641       442,763         4,118            - -        454,522
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       37,192        66,908         7,370        (44,680)        66,790
   Provision for income taxes...............        2,418       (26,229)       (2,454)           - -        (26,265)
                                              -----------   -----------   -----------    -----------   ------------

NET INCOME..................................  $    39,610   $    40,679   $     4,916    $   (44,680)  $     40,525
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                      Nine Months Ended September 30, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   ------------    -----------  ------------
REVENUES
   Homebuilding.............................  $       - -   $ 1,514,439   $     2,097    $      (218)  $  1,516,318
   Financial services.......................          - -           - -        30,437            - -         30,437
   Corporate................................          831           - -           105           (189)           747
   Equity in earnings of subsidiaries.......      121,714           - -           - -       (121,714)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................      122,545     1,514,439        32,639       (122,121)     1,547,502
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................          294     1,334,615           634        (13,756)     1,321,787
   Financial services.......................          - -           - -        14,317            - -         14,317
   Corporate general and administrative.....       31,096           - -            85           (189)        30,992
   Corporate and homebuilding interest......      (13,756)          - -           - -         13,756            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................       17,634     1,334,615        15,036           (189)     1,367,096
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............      104,911       179,824        17,603       (121,932)       180,406
   Provision for income taxes...............        7,995       (71,321)       (6,849)           - -        (70,175)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $   112,906   $   108,503   $    10,754    $  (121,932)  $    110,231
                                              ===========   ===========   ===========    ===========   ============

                      Nine Months Ended September 30, 2001

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   ------------    -----------  ------------
REVENUES
   Homebuilding.............................  $       - -   $ 1,418,664   $     2,618    $      (168)  $  1,421,114
   Financial services.......................          - -           - -        27,420            - -         27,420
   Corporate................................          695           - -            40            - -            735
   Equity in earnings of subsidiaries.......      121,480           - -           - -       (121,480)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................      122,175     1,418,664        30,078       (121,648)     1,449,269
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................           69     1,236,041           851        (11,678)     1,225,283
   Financial services.......................          - -           - -        12,740            - -         12,740
   Corporate general and administrative.....       33,013           - -           - -            - -         33,013
   Corporate and homebuilding interest......      (11,678)          - -           - -         11,678            - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Expenses.....................       21,404     1,236,041        13,591            - -      1,271,036
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............      100,771       182,623        16,487       (121,648)       178,233
   Provision for income taxes...............        8,517       (71,669)       (6,430)           - -        (69,582)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $   109,288   $   110,954   $    10,057    $  (121,648)  $    108,651
                                              ===========   ===========   ===========    ===========   ============


                              M.D.C. Holdings, Inc.
                 Supplemental Combining Statements of Cash Flows
                                 (In thousands)
                      Nine Months Ended September 30, 2002

                                                                                   Non-
                                                                 Guarantor       Guarantor    Eliminating     Consolidated
                                                    MDC        Subsidiaries    Subsidiaries     Entries           MDC
                                              -------------   ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $     (6,316)   $   (246,561)   $     34,832    $       (227)   $   (218,272)
                                              ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities.......        (8,783)         (1,181)           (181)            - -         (10,145)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................      (224,482)        249,251         (24,769)            - -             - -
Lines of credit
     Advances...............................     1,937,200             - -             - -             - -       1,937,200
     Principal payments.....................    (1,682,200)            - -          (9,582)            - -      (1,691,782)
Dividend payments...........................        (6,395)            - -             - -             227          (6,168)
Stock repurchases...........................       (19,029)            - -             - -             - -         (19,029)
Proceeds from exercise of stock options.....         6,839             - -             - -             - -           6,839
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................        11,933         249,251         (34,351)            227         227,060
                                              ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents..............................        (3,166)          1,509             300             - -          (1,357)
Cash and cash equivalents
   Beginning of year........................        31,322           4,352             926             - -          36,600
                                              ------------    ------------    ------------    ------------    ------------
   End of year..............................  $     28,156    $      5,861    $      1,226    $        - -    $     35,243
                                              ============    ============    ============    ============    ============

                      Nine Months Ended September 30, 2001

                                                                                   Non-
                                                                 Guarantor       Guarantor      Eliminating   Consolidated
                                                    MDC        Subsidiaries    Subsidiaries       Entries          MDC
                                              -------------   ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $     19,018    $    (64,467)   $     23,611    $       (168)   $    (22,006)
                                              ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities.......        (1,033)           (723)           (111)            - -          (1,867)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................       (68,185)         65,650           2,535             - -             - -
Lines of credit
     Advances...............................     1,381,900             - -             - -             - -       1,381,900
     Principal payments.....................    (1,326,900)            - -         (26,125)            - -      (1,353,025)
Dividend payments...........................        (4,929)            - -             - -             168          (4,761)
Stock repurchases...........................        (3,845)            - -             - -             - -          (3,845)
Proceeds from exercise of stock options.....         7,239             - -             - -             - -           7,239
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................       (14,720)         65,650         (23,590)            168          27,508
                                              ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents..............................         3,265             460             (90)            - -           3,635
Cash and cash equivalents
   Beginning of year........................         8,411           4,792             912             - -          14,115
                                              ------------    ------------    ------------    ------------    ------------
   End of year..............................  $     11,676    $      5,252    $        822    $        - -    $     17,750
                                              ============    ============    ============    ============    ============

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------


                                  INTRODUCTION
                                  ------------


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


                              RESULTS OF OPERATIONS
                              ---------------------


         The table below summarizes MDC's results of operations (in thousands, except per share amounts).

                                                            Three Months                    Nine Months
                                                         Ended September 30,            Ended September 30,
                                                    ----------------------------   ----------------------------
                                                        2002           2001            2002            2001
                                                    ------------   ------------    ------------    ------------

        Revenues................................    $    581,698   $    521,312    $  1,547,502    $  1,449,269

        Income Before Income Taxes..............    $     71,031   $     66,790    $    180,406    $    178,233

        Net Income..............................    $     43,559   $     40,525    $    110,231    $    108,651

        Earnings Per Share:
             Basic..............................    $       1.63   $       1.52    $       4.11    $       4.12

             Diluted............................    $       1.57   $       1.48    $       3.96    $       3.99

         Revenues for the third quarter and first nine months of 2002 increased $60,386,000 and $98,233,000, respectively, compared with the same periods in 2001. These increases primarily resulted from higher home sales revenues due to increased home closings and average selling prices per home closed.

         Income before income taxes in the third quarter of 2002 was higher than for the same period in 2001. Most of the increase in operating profits came from the Company's homebuilding segment. The increase in homebuilding segment profits primarily resulted from the factors contributing to the increase in revenues described above, partially offset by lower Home Gross Margins (as defined below).

Homebuilding Segment
--------------------

         The tables below set forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                Three Months                     Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ---------------------------     ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
     Home Sales Revenues...........................     $    568,195    $    505,995    $  1,510,224    $  1,413,121
     Operating Profit..............................     $     75,472    $     71,914    $    194,531    $    195,831
     Average Selling Price Per Home Closed.........     $      249.6    $      243.7    $      255.7    $      245.4
     Home Gross Margins............................            23.4%           24.2%           23.1%           23.7%
         Excluding Interest in Home Cost of Sales..            24.2%           25.3%           24.0%           25.0%

     Orders For Homes, net (units)
           Colorado................................              541             494           2,299           2,101
           Utah....................................               46             - -              77             - -
           California..............................              475             362           1,699           1,217
           Arizona.................................              755             433           2,096           1,699
           Nevada..................................              359             161             977             591
           Virginia................................              186             117             604             481
           Maryland................................               75              61             214             239
           Texas...................................                2             - -               2             - -
                                                        ------------    ------------    ------------    ------------
                 Total.............................            2,439           1,628           7,968           6,328
                                                        ============    ============    ============    ============
     Homes Closed (units)
           Colorado................................              790             688           2,105           1,988
           Utah....................................               39             - -              64             - -
           California..............................              394             433           1,048           1,048
           Arizona.................................              550             611           1,434           1,622
           Nevada..................................              306             165             694             493
           Virginia................................              134             107             368             413
           Maryland................................               63              72             193             195
           Texas...................................              - -             - -             - -             - -
                                                        ------------    ------------    ------------    ------------
                 Total.............................            2,276           2,076           5,906           5,759
                                                        ============    ============    ============    ============

                                                        September 30,   December 31,    September 30,
                                                            2002            2001            2001
                                                        ------------    ------------    ------------
     Backlog (units)
           Colorado................................            1,389           1,195           1,498
           Utah....................................               54             - -             - -
           California..............................            1,141             490             677
           Arizona.................................            1,287             625             887
           Nevada..................................              577             181             296
           Virginia................................              470             234             396
           Maryland................................              178             157             170
           Texas...................................                2             - -             - -
                                                        ------------    ------------    ------------
                 Total.............................            5,098           2,882           3,924
                                                        ============    ============    ============
     Backlog Estimated Sales Value.................     $  1,350,000    $    760,000    $  1,050,000
                                                        ============    ============    ============

                                                        September 30,   December 31,    September 30,
                                                            2002            2001            2001
                                                        ------------    ------------    ------------
     Active Subdivisions
            Colorado...............................               65              61              64
            Utah...................................                4             - -             - -
            California.............................               24              26              27
            Arizona................................               41              27              27
            Nevada.................................               15               7               7
            Virginia...............................               19              11              10
            Maryland...............................                7               5               6
            Texas..................................              - -             - -             - -
                                                        ------------    ------------    ------------
                 Total.............................              175             137             141
                                                        ============    ============    ============

         Home Sales Revenues - Home sales revenues in the third quarter and first nine months of 2002 were 12% and 7% higher, respectively, than home sales revenues for the same periods in 2001. The improved revenues were a result of increased home closings and higher average selling prices per home closed, as further discussed below.

         Homes Closed - Home closings for the three and nine months ended September 30, 2002 were 10% and 3% higher, respectively, than in the same periods in 2001. Home closings increased in the third quarter and first nine months of 2002, compared with the same periods in 2001, in (1) Nevada (increases of 85% and 41%, respectively) and Utah, primarily due to homes closed in subdivisions acquired from W.L. Homes LLC (d/b/a John Laing Homes) in April 2002; and (2) Tucson (increases of 6% and 29%, respectively) and Colorado (increases of 15% and 6%, respectively), as a result of the strong home orders received in these markets in the fourth quarter of 2001 and first half of 2002. MDC closed fewer homes in both the third quarter and first nine months of 2002 in Phoenix, primarily due to lower home orders in this market in the fourth quarter of 2001 and the first quarter of 2002, resulting from fewer active subdivisions and a significant number of active subdivisions approaching close-out during these time periods.

         Average Selling Price Per Home Closed - The average selling price per home closed in the 2002 third quarter increased $5,900, compared with the same period in 2001. The increase primarily was due to a greater number of homes closed in relatively higher-priced subdivisions in Southern California, Maryland, Phoenix and Northern California, as well as selling price increases in Southern California, Maryland and Phoenix, driven by the strong demand for new homes in these markets. These increases partially were offset by decreases in average selling prices in the third quarter of 2002 in (1) Tucson, which closed a greater number of homes in relatively lower-priced subdivisions; (2) Virginia, where the Company closed a greater number of townhomes, which generally have lower selling prices than detached homes; and (3) Nevada, where 103 homes were closed in subdivisions that were acquired from John Laing Homes, which had selling prices significantly lower than the Company average. For the nine months ended September 30, 2002, the average selling price per home closed increased $10,300, compared with the same period in 2001. The increase primarily was due to a greater number of homes closed in relatively higher-priced subdivisions in Maryland, Phoenix, Northern California and Virginia, due to a greater number of homes closed in relatively higher-priced subdivisions, as well as selling price increases in Southern California, Virginia, Maryland and Phoenix, as a result of the strong demand for new homes in these markets.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 23.4% and 23.1%, respectively, for the quarter and nine months ended September 30, 2002, compared with 24.2% and 23.7% for the same periods in 2001. The decreases in 2002 primarily were due to (1) homes closed in Utah and Nevada that were acquired from John Laing Homes with a lower Home Gross Margin than the Company average due, in large part, to purchase accounting adjustments; (2) increased warranty costs in Colorado and Northern California, including costs incurred in connection with moisture intrusion and related mold concerns; and (3) the continued rising cost of land in most of the Company's markets.

         Future Home Gross Margins may be impacted adversely by the previously mentioned factors, as well as (1) competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. See "Forward-Looking Statements" below.

         Orders for Homes and Backlog - Orders for homes increased 50% and 26%, respectively, in the three and nine months ended September 30, 2002, compared with the same periods in 2001. The Company increased the number of active subdivisions to 175 at September 30, 2002 from 137 at December 31, 2001, including an additional 14 in Arizona, eight in Nevada and eight in Virginia. These additional subdivisions, combined with the strong demand for new homes in these markets, contributed to year-over-year increases in third quarter home orders of 123% in Nevada, 74% in Arizona and 59% in Virginia. Third quarter 2002 home orders increased a combined 31% in Southern and Northern California, compared with the 2001 third quarter, primarily resulting from the strong demand for new homes in these markets.

         MDC received orders for 760 homes in October 2002, 65% above the 462 home orders received in October 2001. October 2002 home orders particularly were strong in Phoenix, Nevada and Virginia (up 132%, 184% and 454%, respectively), aided by year-over-year increases in the number of active subdivisions in these markets of 78%, 114% and 90%, respectively. The continued strong demand for new homes in each of these markets, as well as in California and Maryland (with orders up 79% and 25%, respectively), also contributed to improved orders in this period. The Company received orders for 8,728 homes for the ten months ended October 31, 2002, 29% higher than the 6,790 home orders received for the same period in 2001.

         Homes under contract but not yet delivered ("Backlog") at September 30, 2002 was 5,098 units with an estimated sales value of $1,350,000,000, compared with a Backlog of 3,924 units with an estimated sales value of $1,050,000,000 at September 30, 2001. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its September 30, 2002 Backlog to close under existing sales contracts during the fourth quarter of 2002 and first quarter of 2003. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Asset Impairment Charges - No asset impairment charges were recorded during the first nine months of 2002. Operating profits for the three and nine months ended September 30, 2001 were reduced by asset impairment charges of $2,900,000, resulting from the write-down to fair market value of two homebuilding projects in the San Francisco Bay area. These projects have performed better than expected in 2002, and currently have no homes remaining to be sold.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $31,794,000 and $85,139,000, respectively, for the quarter and nine months ended September 30, 2002, compared with $28,116,000 and $78,033,000, respectively, for the same periods in 2001. The increases in 2002 primarily were due to (1) higher product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and higher home closings in the 2002 periods; (2) higher sales commissions resulting from the Company's increased home sales revenues; and (3) increased sales overhead resulting from the Company's expanding home sales activities.

         General and Administrative - General and administrative expenses increased to $26,842,000 and $73,752,000, respectively, during the third quarter and first nine months of 2002, compared with $23,655,000 and $65,461,000, respectively, for the same periods in 2001, primarily due to increased compensation costs associated with the expanding operations in certain of the Company's markets, most notably Phoenix, Virginia, Nevada and Texas. General and administrative expenses in 2002 also increased in Utah and Nevada as a result of the Company's acquisition of most of the homebuilding assets, and the hiring of former employees, of John Laing Homes in these markets.

         Title Operations - American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $633,000 and $1,699,000 for the quarter and nine months ended September 30, 2002, compared with $523,000 and $1,643,000 for the same periods in 2001.

Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned (excluding lots in work-in-process) and lots controlled under option agreements and total cash option deposits (dollars in thousands).

                                                                    September 30,   December 31,  September 30,
                                                                        2002            2001          2001
                                                                    -----------     -----------   -----------
         Colorado.................................................  $   144,332     $   165,228   $   162,401
         Utah.....................................................       12,866             - -           - -
         California...............................................      116,855         110,010       119,478
         Arizona..................................................       98,547          70,602        60,379
         Nevada...................................................      105,046          44,103        44,361
         Virginia.................................................      102,632          49,929        37,540
         Maryland.................................................       22,141          10,630         9,731
         Texas....................................................        2,298             - -           - -
                                                                    -----------     -----------   -----------
               Total..............................................  $   604,717     $   450,502   $   433,890
                                                                    ===========     ===========   ===========
         Total Lots Owned.........................................       16,975          13,524        13,331

         Total Lots Controlled Under Option.......................        6,288           6,059         7,205
                                                                    -----------     -----------   -----------
               Total Lots Owned and Controlled....................       23,263          19,583        20,536
                                                                    ===========     ===========   ===========
         Total Cash Option Deposits...............................  $    18,545     $    14,520   $    13,512
                                                                    ===========     ===========   ===========

New Homebuilding Divisions

         In February 2002, the Company announced its intent to expand into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. During the 2002 second and third quarters, the Company acquired control of over 550 lots in six subdivisions in this market, and has started to receive orders for homes in one of those subdivisions.

         In mid-April 2002, an MDC subsidiary acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company's entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions, as well as an option to acquire an additional 61 lots.

Financial Services Segment
--------------------------

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Nine Months
                                                           Ended  September 30,        Ended  September 30,
                                                        -------------------------   -------------------------
                                                            2002          2001          2002          2001
                                                        -----------   -----------   -----------   -----------

     Origination fees..............................     $     4,563   $     4,418   $    12,784   $    12,570

     Gains on sales of mortgage servicing, net.....     $       408   $       461   $     1,360   $     2,863

     Gains on sales of mortgage loans, net.........     $     4,902   $     4,128   $    12,643   $     9,638

     Operating Profit..............................     $     5,905   $     5,750   $    16,120   $    14,680

     Principal amount of loan originations
         MDC home buyers...........................     $   323,021   $   302,407   $   844,475   $   821,571
         Spot......................................           7,385        12,816        22,948        41,246
                                                        -----------   -----------   -----------   -----------
            Total..................................     $   330,406   $   315,223   $   867,423   $   862,817
                                                        ===========   ===========   ===========   ===========
     Principal amount of loans brokered
         MDC home buyers...........................     $    53,177   $    56,605   $   156,476   $   167,463
         Spot......................................           1,689         1,084         4,807         8,179
                                                        -----------   -----------   -----------   -----------
            Total..................................     $    54,866   $    57,689   $   161,283   $   175,642
                                                        ===========   ===========   ===========   ===========
     Capture Rate..................................             70%           74%           70%           73%
                                                        ===========   ===========   ===========   ===========
         Including brokered loans..................             80%           85%           81%           85%
                                                        ===========   ===========   ===========   ===========


         HomeAmerican's operating profit for the third quarter and first nine months of 2002 increased, compared with the same periods in 2001, primarily due to higher gains on sales of mortgage loans, partially offset by lower gains on sales of mortgage loan servicing. The principal amounts of loans originated and brokered for MDC home buyers were $376,198,000 and $1,000,951,000, respectively, in the third quarter and first nine months of 2002, compared with $359,012,000 and $989,034,000, respectively, for the same periods in 2001. The increases in loans originated and brokered for MDC home buyers primarily resulted from the higher home closings of MDC's homebuilding segment. MDC home buyers were the source of approximately 98% and 97%, respectively, of the total principal amount of mortgage loans originated and brokered by HomeAmerican in the third quarter and first nine months of 2002.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") were 70% for the quarter and nine months ended September 30, 2002, compared with 74% and 73%, respectively, for the same periods in 2001. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 80% and 81%, respectively, for the third quarter and first nine months of 2002, compared with 85% for the same periods in 2001. The decreases in Capture Rate in the 2002 periods primarily were due to homes closed by MDC in Nevada and Utah that were purchased from John Laing Homes with mortgage loans already contracted for by other mortgage companies.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline.

Other Operating Results
-----------------------

         Insurance Operations - American Home Insurance provides homeowners, auto and other types of casualty insurance in each of MDC's markets. The results of its operations were not material for any of the periods presented.

         Interest Expense - The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note H to the Company's Condensed Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $10,498,000 and $30,992,000, respectively, during the third quarter and first nine months of 2002, compared with $11,097,000 and $33,013,000, respectively, for the same periods of 2001. Corporate general and administrative expense was lower in the 2002 third quarter primarily due to a charitable contribution in the 2001 third quarter of $1,000,000 to a fund established by the large public homebuilders to provide aid to the victims of the September 11th tragedies. For the nine months ended September 30, 2002, corporate general and administrative expense was lower than the same period in 2001 primarily due to the above mentioned contribution, as well as contributions of $2,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation in the first half of 2001. See Note F to the Company's Condensed Consolidated Financial Statements.

         Income Taxes - MDC's overall effective income tax rates of 38.7% and 38.9%, respectively, for the third quarter and first nine months of 2002, compared with 39.3% and 39.0%, respectively, for the same periods in 2001, differed from the federal statutory rate of 35%, primarily due to the impact of state income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         MDC uses its liquidity and capital resources to (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. During the 2002 third quarter, the Company filed a registration statement, which has been declared effective, increasing its capacity to issue equity, debt or hybrid securities to $750,000,000 from $300,000,000.

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

Lines of Credit and Other

         Homebuilding - On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $413,000,000 to $450,000,000 in 2001 and to $538,000,000 in July 2002. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At September 30, 2002, $255,000,000 was borrowed and $19,085,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2002, the Company received $25,000,000 in additional commitments on its Mortgage Line, increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2002, $90,060,000 was borrowed and an additional $16,563,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days' notice.

         General - The agreements for the Company's Senior Notes and bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants for the Senior Notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in
Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2001. The Second Amended and Restated Credit Agreement was filed with MDC's Quarterly Report on Form 10-Q for the quarter period ended June 30, 2002. The Second Amended and Restated Warehousing Credit Agreement is filed with this report.

         The financial covenants contained in the Second Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC's consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the adjusted consolidated tangible net worth test, MDC's "adjusted consolidated tangible net worth," as defined, must not be less than the sum of $491,382,000 and 50% of "consolidated net income," as defined, of the "borrower," as defined, and the "guarantors," as defined, after December 31, 2001. In addition, "adjusted consolidated tangible net worth," as defined, must not be less than $307,114,000.

         The Company's Senior Notes indenture does not contain financial covenants. However, there are covenants that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets); MDC may be required to offer to repurchase the Senior Notes. The Senior Notes are not secured, but are unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company's homebuilding segment subsidiaries. See Note I to the Condensed Consolidated Financial Statements.

MDC Common Stock Repurchase Programs

         On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. On February 21, 2000, the MDC board of directors authorized the repurchase of up to 2,000,000 additional shares of MDC common stock. During the third quarter of 2002, the Company repurchased 492,600 shares of MDC common stock, bringing the total shares repurchased to 2,556,900 and leaving 443,100 shares available to be repurchased as of September 30, 2002 under these programs. The per share prices, including commissions, for the 2,556,900 shares repurchased ranged from $13.53 to $40.48, with an average cost of $21.00. At September 30, 2002, the Company held 5,131,000 shares of treasury stock with an average purchase price of $12.20.

Consolidated Cash Flow

         During the first nine months of 2002, the Company used $218,272,000 of cash in its operating activities. Cash provided by net income for the period, the sale of mortgage loans and an increase in accounts payable and accrued expenses, collectively, was more than offset by cash used to build homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements and repurchased MDC common stock primarily through borrowings on its bank lines of credit.

         During the first nine months of 2001, the Company used $22,006,000 of cash in its operating activities. Cash provided by net income for the period and an increase in accounts payable and accrued expenses was more than offset by an increase in homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.


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

         Homebuilding Inventory Valuation - Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project's carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on an individual asset basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates.

         Estimates to Complete Land Development and Home Construction - Home sales revenue is recognized when a home is closed. In order to properly match revenues with expenses, an estimation must be made by the Company as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete a home are determined for each closed home based upon historical data with respect to similar product types and geographical areas. Actual results could differ from such estimates.

         Warranty Costs - Warranty reserves are established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during a 2-year warranty period and a 10-year home owner's warranty. Reserves are determined based upon historical data with respect to similar product types and geographical areas. Actual amounts could differ from estimated amounts.

         Litigation Reserves - The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has reserved for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Actual amounts could differ from estimated amounts.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------    -----------------------------------------------------------

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans held in inventory and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans held in inventory and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC.

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

         As of September 30, 2002, short-term debt was $90,060,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair values at September 30, 2002 are as follows (in thousands).

                                             Maturities through December 31,
                             ---------------------------------------------------------------           Estimated
                                2002      2003       2004      2005       2006    Thereafter   Total   Fair Value
                             ---------- --------- ---------- --------- ---------- ---------- --------- ----------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 175,000 $ 175,000  $ 179,953
   Average Interest Rate...        - -       - -        - -       - -        - -      8.38%     8.38%
Variable Rate Debt.........  $     - - $     - -  $     - - $     - -  $ 255,000  $     - - $ 255,000  $ 255,000
   Average Interest Rate...        - -       - -        - -       - -       3.4%        - -      3.4%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

ITEM 4.           CONTROLS AND PROCEDURES.
-------           ------------------------

            Management of MDC recognizes their responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission ("SEC") is accurately processed, summarized and reported within the required time period). MDC has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has an informal committee that is responsible for reviewing all quarterly and annual SEC reports. This informal committee consists of most of MDC's senior management, including its chief financial officer, general counsel, treasurer, and all homebuilding and mortgage lending presidents and vice presidents of finance.

            An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision, and with the participation, of the Company's management, including the chief executive officer and the chief financial officer. This evaluation was performed within 90 days of filing this report on Form 10-Q. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                              M.D.C. HOLDINGS, INC.
                                    FORM 10-Q


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------


         The Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business, including moisture intrusion and related mold claims. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

         Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

         The Company is not aware of any litigation, matter or pending claim against the Company that would result in material contingent liabilities related to environmental hazards or asbestos.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS
------   ----------------------------------------------


         No matters were submitted to shareowners during the third quarter of 2002.


ITEM 5.  OTHER INFORMATION
-------  -----------------

         On August 19, 2002, the Company's audit committee pre-approved additional services to be performed by the Company's outside auditors, up to an aggregate amount of $100,000, in connection with the filing and implementation of the Company's shelf registration statement.

         On October 21, 2002, the Company's board of directors declared a dividend of eight cents per share for the quarter ended September 30, 2002, payable November 15, 2002, to shareowners of record on November 1, 2002. Future dividend payments are subject to the discretion of the Company's board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------


                  (a) Exhibit:

                         10.1 Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002, among HomeAmerican Mortgage Corporation and the Banks which are signatories thereto and U.S. Bank National Association, as Administrative Agent.

                         99.1    Certification  by  Larry  A.  Mizel,  Chief
                                 Executive  Officer,   pursuant  to  Section
                                 906  of  the Sarbanes-Oxley Act of 2002.

                         99.2 Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                                 Form 8-K (Item 9) dated August 9, 2002,
                                 reporting Larry A. Mizel,  Chief Executive
                                 Officer of M.D.C. Holdings,  Inc.,  and Paris
                                 G. Reece III,  Chief  Financial  Officer of
                                 M.D.C. Holdings, Inc., each submitted to the Securities and Exchange Commission Statements under Oath in compliance with the SEC's
                                 June 27, 2002 Order No. 4-460 requiring the filing of sworn statements pursuant to
                                 Section 21(a) (1) of the Securities and
                                 Exchange Act of 1934.

                                 Form 8-K (Item 5) dated September 19, 2002, reporting 2002 third quarter earnings press release.

                                 Form 8-K (Item 5) dated October 3, 2002, reporting the Company's third quarter 2002 home orders, home closings and backlog press release.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 8, 2002                M.D.C. HOLDINGS, INC.
       ----------------
                                       (Registrant)


                                       By:   /s/ Paris G. Reece III
                                             ----------------------------------
                                             Paris G. Reece III,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                     CHIEF EXECUTIVE OFFICER'S CERTIFICATION

I, Larry A. Mizel, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of M.D.C. Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002             /s/ Larry A. Mizel
                                    --------------------------------------
                                    Larry A. Mizel
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

                     CHIEF FINANCIAL OFFICER'S CERTIFICATION

I, Paris G. Reece III, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of M.D.C. Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002             /s/ Paris G. Reece III
                                    -------------------------------
                                    Paris G. Reece III
                                    Executive Vice President,
                                    Chief Financial Officer and
                                    Principal Accounting Officer