Form 10-K
period 2002-12-31
MDC HOLDINGS INC
filed 2003-02-12
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________________ to __________________

Commission file number 1-8951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 South Yosemite Street, Suite 900 Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 773-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange/The Pacific Stock Exchange
8 3/8% Senior Notes due February 2008	New York Stock Exchange
7% Senior Notes due December 2012	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $1,057,213,000. Computation is based on the closing sales price of $52.00 per share of such stock on the New York Stock Exchange on June 28, 2002, the last business day of the Registrant’s most recently completed second quarter.

     As of February 5, 2003, the number of shares outstanding of Registrant’s common stock was 26,509,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K is incorporated by reference from the Registrant’s 2003 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

PART I
Items 1 and 2. Business and Properties.
(a) General Development of Business
(b) Financial Information About Industry Segments
(c) Narrative Description of Business
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market Price of Common Stock and Related Security Holder Matters.
Item 6. Selected Financial and Other Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Consolidated Financial Statements.
REPORT OF INDEPENDENT AUDITORS
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Controls and Procedures.
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CHIEF EXECUTIVE OFFICER’S CERTIFICATION
CHIEF FINANCIAL OFFICER’S CERTIFICATION
EXHIBIT INDEX
EX-4.6 Commitment and Acceptance
EX-4.7 Form of Amended/Restated Promissory Note
EX-4.8 Form of Promissory Note
EX-4.9 Consent of Guarantors
EX-4.10 Commitment and Acceptance
EX-4.11 Form of Amended/Restated Promissory Note
EX-4.12 Consent of Guarantors
EX-10.20 401(k) Savings Plan Prototype
EX-10.21 401(k) Savings Plan Prototype
EX-12 Ratio of Earnings to Fixed Charges Schedule
EX-21 Subsidiaries of the Company
EX-23 Consent of Ernst & Young LLP
EX-99.1 Certification of CEO
EX-99.2 Certification of CFO

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2002

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Items 1 and 2. Business and Properties.

     (a)  General Development of Business

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company” or as “MDC” in this Form 10-K. The “Company” or “MDC” includes our subsidiaries unless we state otherwise. MDC’s primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” We also own and manage HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for MDC’s home buyers. In addition, MDC provides title agency services through American Home Title and Escrow Company (“American Home Title”) to MDC home buyers in Virginia, Maryland and Colorado and offers third party insurance products through American Home Insurance Agency, Inc. (“American Home Insurance”) to MDC’s home buyers in all of our markets. This Form 10-K and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website at http://investorrelations.richmondamerican.com/edgar.cfm as soon as reasonably practicable after the report is electronically filed with the SEC, or by contacting the Investor Relations department of M.D.C. Holdings, Inc.

     (b)  Financial Information About Industry Segments

     Note B to the consolidated financial statements contains information regarding the Company’s business segments for each of the three years ended December 31, 2002, 2001 and 2000.

     (c)  Narrative Description of Business

     MDC’s business consists of two segments, homebuilding and financial services. In our homebuilding segment, our homebuilding subsidiaries build and sell single-family homes in metropolitan Denver, Colorado Springs and Northern Colorado; Utah; Northern Virginia and suburban Maryland; Northern and Southern California; Phoenix and Tucson, Arizona; Las Vegas, Nevada; and Dallas/Fort Worth, Texas. Our financial services segment consists principally of the operations of HomeAmerican.

     Our strategy is to build homes generally for the first-time and move-up buyer, the largest group of prospective home buyers. The base prices for these homes generally range from $90,000 to $500,000, although the Company also builds homes with base prices as high as $1,400,000. The average sales prices of the Company’s homes closed in 2002 and 2001 were $254,000 and $254,100, respectively.

     When opening a new homebuilding project, the Company generally acquires no more than a two-year supply of lots to avoid overexposure to any single sub-market. The Company prefers to acquire finished lots using rolling options or in phases for cash. MDC also acquires entitled land for development into finished lots when the Company determines that the risk is justified. The Company’s Asset Management Committee, composed of members of the Company’s senior management, generally meets weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about MDC’s land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

     Homes are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction. The Company builds single-family detached homes, except in Virginia and Maryland, where we also build townhomes.

     HomeAmerican is a full service mortgage lender with offices located in each of MDC’s markets. Because it originates or brokers mortgage loans for approximately 81% of MDC’s home buyers, HomeAmerican is an integral part of MDC’s homebuilding business.

Homebuilding Segment.

     General. The Company is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in a number of selected growth markets. The Company is the largest homebuilder in Colorado; among the top five homebuilders in Northern Virginia, Phoenix, Tucson and Las Vegas; among the top ten homebuilders in suburban Maryland, Northern California and Southern California; and has recently entered the Salt Lake City and Dallas/Fort Worth markets. MDC believes a significant presence in its markets enables it to compete effectively for home buyers, land acquisitions and subcontractor labor.

     The Company designs, builds and sells quality single-family homes at affordable prices, generally for the first-time and move-up buyer. Almost 80% of its homes closed in 2002 were in subdivisions targeted to first-time and first-time move-up buyers.

     The Company’s operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 2000 through 2002 (dollars in thousands).

	Total Home Sales Revenues			Percent of Total

	2002	2001	2000	2002	2001	2000

Colorado	$731,211	$716,313	$659,549	32%	35%	39%
Utah	16,936	—	—	1%	—	—
California	645,700	611,899	443,332	29%	30%	26%
Arizona	370,367	346,582	228,550	16%	17%	13%
Nevada	227,319	133,548	111,108	10%	6%	7%
Virginia	183,668	196,656	183,900	8%	9%	11%
Maryland	84,913	71,809	74,669	4%	3%	4%
Texas	177	—	—	0%	—	—

Total	$2,260,291	$2,076,807	$1,701,108	100%	100%	100%

     Housing. MDC builds homes in a number of basic series, each designed to appeal to a different segment of the home buyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location are based on customer preference, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

     Design centers are located in each of the Company’s homebuilding divisions, except Texas. Home buyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Home buyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers not only provide MDC’s customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

     The Company maintains limited levels of inventories of unsold homes in its markets. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective home buyers. In order to mitigate the risk of carrying excess inventory, the Company has strict controls and limits on the number of its unsold homes under construction.

     Land Acquisition and Development. MDC purchases finished lots using option contracts and in phases or in bulk for cash. The Company also acquires entitled land for development into finished lots when the Company determines that the risk is justified. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built on the lots, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize the Company’s investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues. See “Forward-Looking Statements” below.

     MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, in some cases on a “rolling” basis. Generally, in an option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company forfeits the option deposit. The Company’s option contracts do not contain provisions requiring specific performance by the Company. This practice limits the Company’s risk and avoids a greater demand on its liquidity. At December 31, 2002, MDC had the right to acquire 6,995 lots under option agreements with approximately $16,712,000 in non-refundable cash option deposits and $2,641,000 in letters of credit at risk. Because of increased demand for finished lots in certain of its markets, the Company’s ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

     MDC owns various undeveloped parcels of real estate that it intends to develop into finished lots. MDC develops its land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit the Company’s risk in a particular project and to efficiently employ available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of MDC’s undeveloped land. When developed, these lots generally will be used in the Company’s homebuilding activities. See “Forward-Looking Statements” below.

     The table below shows the carrying value of land and land under development, by state, as of December 31, 2002, 2001 and 2000 (in thousands).

	December 31,

	2002	2001	2000

Colorado	$140,930	$165,228	$126,524
Utah	12,984	—	—
California	154,980	110,010	149,088
Arizona	92,639	70,602	50,937
Nevada	114,142	44,103	26,546
Virginia	113,717	49,929	29,596
Maryland	21,892	10,630	6,020
Texas	5,559	—	—

Total	$656,843	$450,502	$388,711

     The table below shows the number of lots owned and under option (excluding lots in work-in-process), by state, as of December 31, 2002, 2001 and 2000.

	December 31,

	2002	2001	2000

Lots Owned
Colorado	4,733	5,777	5,905
Utah	730	—	—
California	2,473	1,632	1,589
Arizona	3,356	3,099	2,298
Nevada	3,254	1,380	680
Virginia	2,018	1,511	1,052
Maryland	228	125	109
Texas	170	—	—

Total	16,962	13,524	11,633

Lots Under Option
Colorado	1,027	1,163	3,498
Utah	131	—	—
California	983	1,374	1,030
Arizona	584	1,558	1,720
Nevada	1,137	517	39
Virginia	1,239	911	1,344
Maryland	1,223	536	500
Texas	671	—	—

Total	6,995	6,059	8,131

     Labor and Raw Materials. Generally, the materials used in MDC’s homebuilding operations are standard items carried by major suppliers. The Company generally contracts for most of its materials and labor at a fixed price during the anticipated construction period of its homes. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the costs of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. From time to time and to varying degrees, the Company may experience shortages in the availability of building materials and/or labor in each of its markets, which can result in delays in the delivery of homes under construction. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins or both. See “Forward-Looking Statements” below.

     Seasonal Nature of Business. MDC’s business is seasonal to the extent that its Colorado, Utah, Northern California, Virginia and Maryland operations encounter weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions can increase the Company’s risk of buyer cancellations and contribute to higher costs for interest, materials and labor. In addition, home buyer preferences and demographics influence the seasonal nature of MDC’s business. See “Forward-Looking Statements” below.

     Backlog. As of December 31, 2002 and 2001, homes under contract but not yet delivered (“Backlog”) totaled 4,035 and 2,882, respectively, with estimated sales values of $1,120,000,000 and $760,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 80% of its December 31, 2002 Backlog will close under existing sales contracts during the first nine months of 2003. The remaining 20% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing and Sales. MDC’s homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. We also market our homes on our internet website, www.richmondamerican.com, and utilize a variety of other internet sites to advertise our homes and communities. All of MDC’s homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

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

     Mortgage Interest Rates. The Company’s operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity. The Company is unable to predict future changes in home mortgage interest rates or the impact such changes may have on the Company’s operating activities and results of operations. See “Forward-Looking Statements” below.

     Regulation. The Company’s operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See “Forward-Looking Statements” below.

     From time to time, various municipalities in which the Company operates restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which the Company operates have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. In addition, in certain parts of Colorado, water taps may become more difficult to obtain if current drought conditions continue. Although no assurances can be given as to future conditions or governmental actions, MDC believes that it has, or can obtain, water and sewer taps and building permits for its land inventory and land held for development. See “Forward-Looking Statements” below.

     The Company’s homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land that it acquires. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site’s location, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays; cause the Company to incur substantial compliance and other costs; and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See “Forward-Looking Statements” below.

     Bonds and Letters of Credit. The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2002, MDC had outstanding approximately $25,019,000 and $181,124,000 of letters of credit and performance bonds, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be unexpectedly called. See “Forward-Looking Statements” below.

Financial Services Segment.

Mortgage Lending Operations.

     General. HomeAmerican is a full-service mortgage lender. Through office locations in each of the Company’s markets, HomeAmerican originates mortgage loans primarily for MDC’s home buyers. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for MDC home buyers. HomeAmerican is the principal originator of mortgage loans for MDC’s home buyers.

     HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and conventional mortgage loans. HomeAmerican is also an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association (“GNMA”) and, as such, is subject to the rules and regulations of such organizations.

     Substantially all of the mortgage loans originated by HomeAmerican are sold to investors within 40 days of origination. The Company uses HomeAmerican’s secured warehouse line of credit, other borrowings and internally generated Company funds to finance these mortgage loans until they are sold.

     Portfolio of Mortgage Loan Servicing. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies. The servicer is paid a fee to perform these services. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold “servicing released” (the servicing rights are included with the sale of the corresponding mortgage loans). In 2002, 30% of the mortgage loans were sold “servicing released”. The servicing rights on the remainder of the mortgage loans generally are sold under minibulk contracts within two months of the sale of the mortgage loan. HomeAmerican intends to sell servicing on all mortgage loans originated in the future. See “Forward-Looking Statements” below.

     HomeAmerican’s portfolio of mortgage loan servicing at December 31, 2002 consisted of servicing rights with respect to approximately 2,889 single-family loans, 94% of which were less than one year old. This includes 1,640 single-family loans for which the servicing rights had been sold but not transferred to the purchasers as of December 31, 2002. The Company anticipates transferring these servicing rights in the first quarter of 2003. These loans are secured by mortgages on properties in eight states, with interest rates on the loans ranging from approximately 2.45% to 11.38% and averaging 6.16%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates (currently .44% for FHA/VA loans and .25% for conventional loans) applicable to the loans comprising the portfolio.

     Pipeline. HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2002 had aggregate principal balances of $729,680,000. An estimated 80% of the Pipeline at December 31, 2002 is anticipated to close during the first nine months of 2003. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See “Forward-Looking Statements” below.

     Forward Sales Commitments. HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities commitments to manage the price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the Pipeline.

     Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

Employees.

     At December 31, 2002, MDC employed approximately 2,250 persons. MDC considers its employee relations to be satisfactory.

Item 3. Legal Proceedings.

     The Company and certain of its subsidiaries have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business, including moisture intrusion and related mold claims. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. See “Forward-Looking Statements” below.

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

     No meetings of the Company’s stockholders were held during the fourth quarter of 2002.

PART II

Item 5. Market Price of Common Stock and Related Security Holder Matters.

     On February 5, 2003, MDC had 1,030 shareowners of record. The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock.

	Three Months Ended

	March 31	June 30	September 30	December 31

2002
High	$48.95	$52.99	$53.10	$40.55
Low	$34.04	$41.05	$34.40	$29.75
2001
High	$37.68	$44.05	$41.77	$38.96
Low	$26.82	$28.37	$21.32	$23.09

     The following table sets forth the cash dividends declared and paid in 2002 and 2001 (dollars in thousands except per share amounts).

	Date of	Date of	Dividend
	Declaration	Payment	per Share	Dollars

2002
First quarter	January 21, 2002	February 21, 2002	$0.07	$1,868
Second quarter	April 25, 2002	May 23, 2002	0.08	2,163
Third quarter	July 22, 2002	August 21, 2002	0.08	2,137
Fourth quarter	October 18, 2002	November 15, 2002	0.08	2,124

			$0.31	$8,292

2001
First quarter	January 22, 2001	February 16, 2001	$0.06	$1,308
Second quarter	April 23, 2001	May 22, 2001	0.07	1,693
Third quarter	July 23, 2001	August 22, 2001	0.07	1,704
Fourth quarter	October 22, 2001	November 21, 2001	0.07	1,751

			$0.27	$6,456

     On January 20, 2003, MDC’s board of directors approved the payment of a cash dividend of eight cents per share payable February 21, 2003 to shareowners of record on February 6, 2003.

     On January 22, 2001, MDC’s board of directors approved the payment of a 10% stock dividend, which was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC’s board of directors approved the payment of another 10% stock dividend, which was distributed on December 28, 2001 to shareowners of record on December 17, 2001.

     In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in its $600,000,000 unsecured revolving line of credit agreement and the indenture dated January 1998 for its 8 3/8% senior notes due 2008. Pursuant to the terms of these agreements, dividends may be declared or paid if the Company is in compliance with certain stockholders’ equity and debt coverage tests. At December 31, 2002, the Company had a permitted dividend capacity of approximately $184,000,000 pursuant to the most restrictive of these covenants.

     The following table provides information as of December 31, 2002 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be		Common Shares Remaining
	Issued Upon	Weighted-Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans

Employee Equity Incentive Plan	2,491,642	$23.03	177,425
Equity Incentive Plan	1,325,600	$30.58	1,088,900
Director Equity Incentive Plan	83,250	$24.17	0
Director Stock Option Plan	207,500	$31.48	342,500

Total equity compensation plans approved by shareowners	4,107,992	$25.92	1,608,825

     Please refer to the discussion of the Company’s equity incentive plans in Note G to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under those plans automatically increases.

Item 6. Selected Financial and Other Data.

     The data in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

INCOME STATEMENT DATA
Revenues	$2,318,524	$2,125,874	$1,751,545	$1,567,638	$1,263,209
Income before income taxes and extraordinary items
Homebuilding	$295,604	$279,267	$227,319	$162,258	$86,764
Financial services
Mortgage lending	24,194	21,116	14,282	13,169	11,198
Asset management	- -	- -	- -	- -	4,590

Total financial services	24,194	21,116	14,282	13,169	15,788

Net corporate expenses (1)	(45,754)	(44,996)	(38,400)	(26,974)	(18,700)

Total	$274,044	$255,387	$203,201	$148,453	$83,852

Income before extraordinary items	$167,305	$155,715	$123,303	$89,392	$51,568
Basic per common share	$6.25	$5.89	$4.75	$3.32	$2.31
Diluted per common share	$6.03	$5.72	$4.64	$3.26	$1.91
Net income (2)	$167,305	$155,715	$123,303	$89,392	$36,254
Basic per common share	$6.25	$5.89	$4.75	$3.32	$1.62
Diluted per common share	$6.03	$5.72	$4.64	$3.26	$1.35
Weighted-average shares outstanding Basic	26,767	26,421	25,974	26,919	22,325
Diluted	27,754	27,232	26,556	27,414	27,354
Dividends paid per share	$.31	$.27	$.24	$.20	$.15

	December 31,

	2002		2001		2000	1999	1998

BALANCE SHEET DATA
Assets
Housing completed or under construction		$578,475		$456,752	$443,512	$337,029	$294,104
Land and land under development		$656,843		$450,502	$388,711	$308,680	$217,180
Total assets		$1,595,180		$1,190,956	$1,061,598	$877,008	$714,013
Homebuilding and Corporate Debt
Homebuilding line of credit	$	- -	$	- -	$90,000	$40,000	$21,871
Senior notes		$322,990		$174,503	$174,444	$174,389	$174,339
Total homebuilding and corporate debt		$322,990		$174,503	$264,444	$214,389	$197,076
Stockholders’ Equity		$800,567		$653,831	$482,230	$389,023	$298,131
Stockholders’ Equity per Outstanding Share		$30.29		$24.59	$18.81	$14.41	$11.21
Ratio of Debt to Stockholders’ Equity (3)		.40		.27	.55	.55	.66
Ratio of Debt to Capital (3)		.29		.21	.35	.36	.40
Ratio of Debt to EBITDA, as adjusted (3)		.99		.55	1.04	1.07	1.36

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING DATA
Home sales revenues	$2,260,291	$2,076,807	$1,701,108	$1,526,519	$1,218,659
Orders for homes, net (units)	9,899	7,701	7,835	7,232	7,191
Homes closed (units)	8,900	8,174	7,484	7,221	6,293
Backlog
Units (4)	4,035	2,882	3,292	2,941	2,930
Estimated sales value (4)	$1,120,000	$760,000	$775,000	$600,000	$580,000
Average selling price per home closed	$254.0	$254.1	$227.3	$211.4	$193.7
Home Gross Margins	23.0%	23.2%	22.3%	19.3%	16.9%
Excluding interest in home cost of sales	23.9%	24.4%	23.6%	21.2%	19.5%
Cash Flows From
Operating activities	$(166,429)	$93,251	$(63,457)	$(3,845)	$800
Investing activities	$(12,441)	$(3,219)	$(3,160)	$(1,878)	$15,081
Financing activities	$171,212	$(67,547)	$41,802	$34,574	$(17,480)
Corporate and Homebuilding SG&A as a % of Home Sales Revenues	12.3%	12.1%	11.9%	10.8%	11.5%
EBITDA, as adjusted (5)
Net income	$167,305	$155,715	$123,303	$89,392	$36,254
Add
Extraordinary items	- -	- -	- -	- -	15,314
Income taxes	106,739	99,672	79,898	59,061	32,284
Interest in cost of sales	20,691	24,557	22,356	30,187	34,184
Other fixed charges (6)	4,516	3,618	3,362	1,347	953
Depreciation and amortization	26,907	27,445	21,792	17,845	20,228
Non-cash charges Homebuilding asset impairment	- -	7,041	4,200	2,242	5,300

Total EBITDA, as adjusted	$326,158	$318,048	$254,911	$200,074	$144,517

Interest incurred	$21,116	$22,498	$24,367	$21,261	$22,525
EBITDA, as adjusted/Interest Incurred	15.5	14.1	10.5	9.4	6.4

(1)	Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; and (c) corporate general and administrative expense.

(2)	Net income in 1998 includes the effects of extraordinary after-tax losses on the early extinguishment of debt resulting from the early redemption of MDC’s 11 1/8% senior notes due 2003.

(3)	Excludes mortgage lending debt from the calculation.

(4)	At the end of each period.

(5)	“EBITDA, as adjusted” has been computed in accordance with the definition of “Consolidated EBITDA” set forth under the 8 3/8% senior notes indenture. Under this definition, EBITDA, as adjusted, is calculated by adding to net income the provision for income tax, depreciation, amortization, interest expense, other fixed charges and other non-cash, extraordinary charges that reduce net income, including asset impairment charges. EBITDA, as adjusted, should not be considered an alternative to net income determined in accordance with generally accepted accounting principles (“GAAP”) as an indicator of operating performance, nor an alternative to cash flows from operating activities determined in accordance with GAAP as a measure of liquidity. Because some analysts and companies may not calculate EBITDA, as adjusted, in the same manner as MDC, the EBITDA, as adjusted, information presented above may not be comparable to similar presentations by others. MDC’s management believes that EBITDA, as adjusted, reflects the changes in the Company’s operating results, particularly changes in the Company’s net income, and is an indication of MDC’s ability to generate funds from operations that are available to pay income taxes, interest and principal on debt and to meet other cash obligations. Consolidated EBITDA is a component of the “Consolidated Fixed Charge Coverage Ratio,” as defined in the 8 3/8% senior notes indenture. The Consolidated Fixed Charge Coverage Ratio must be at least 2.0 according to the 8 3/8% senior notes indenture or the Company may not be able to incur additional indebtedness under certain circumstances. The Consolidated Fixed Charge Coverage Ratio is calculated as “EBITDA, as adjusted” divided by “Consolidated Interest Incurred,” as defined by the 8 3/8% senior notes indenture.

(6)	Other fixed charges primarily consists of the interest component of rent expense and bank line commitment fees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Consolidated Results.

     2002 Compared With 2001. Revenues for the year ended December 31, 2002 were $2,319,000,000, representing the ninth consecutive record for annual revenues and a 9% increase over 2001. The increase primarily resulted from a 9% increase in the number of homes closed to 8,900, the most in the Company’s history.

     Income before income taxes increased 7% to $274,044,000 in 2002. The increase primarily was due to a 6% increase in homebuilding segment operating profit and a 15% increase in financial services segment operating profit. The homebuilding segment profit increase principally was a result of the home closing increase described above. In addition, no asset impairment charges were taken in 2002, while operating profits in 2001 were reduced by non-cash, pre-tax asset impairment charges of $7,041,000. The financial services segment profit increase primarily was due to a 41% increase in gains on sales of mortgage loans and a 7% increase in loan origination fees.

     The Company’s financial position continued to strengthen throughout 2002. The Company’s strong 2002 operating results increased stockholders’ equity by 22% to $800,567,000, or $30.29 per outstanding share, at December 31, 2002. This stockholders’ equity amount also reflects the repurchase during 2002 of 789,000 shares of MDC common stock for an aggregate purchase price of $29,403,000. Homebuilding inventories grew by 36% in support of the increasing homebuilding operations as the Company prepares to close over 10,500 homes in 2003. To finance our growth objective of doubling in size from 2001 levels in five years or less, both the top line and bottom line, the Company issued $150,000,000 of 7% senior notes due in December 2012 and increased the capacity of its homebuilding line of credit to $600,000,000 from $450,000,000. Despite the increase in corporate and homebuilding debt, the Company reported a ratio of corporate and homebuilding debt-to-capital of .29 at December 31, 2002, one of the lowest in the homebuilding industry.

     2001 Compared With 2000. Revenues for the year ended December 31, 2001 were $2,126,000,000, a 21% increase over 2000. The increase primarily resulted from a 9% increase in the number of home closings and a $26,800 increase in the average selling price per home closed.

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

Homebuilding Segment.

     The table below sets forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Year Ended December 31,

	2002	2001	2000

Home Sales Revenues	$2,260,291	$2,076,807	$1,701,108
Operating Profits	$295,604	$279,267	$227,319
Average Selling Price Per Home Closed	$254.0	$254.1	$227.3
Home Gross Margins	23.0%	23.2%	22.3%
Excluding Interest in Home Cost of Sales	23.9%	24.4%	23.6%
Orders For Homes, Net (Units)
Colorado	2,681	2,616	2,607
Utah	111	- -	- -
California	2,086	1,519	1,614
Arizona	2,669	2,038	1,849
Nevada	1,260	687	739
Virginia	798	551	765
Maryland	277	290	261
Texas	17	- -	- -

Total	9,899	7,701	7,835

Homes Closed (Units)
Colorado	2,919	2,806	2,848
Utah	102	- -	- -
California	1,654	1,537	1,363
Arizona	2,218	2,223	1,554
Nevada	1,204	704	678
Virginia	556	645	727
Maryland	246	259	314
Texas	1	- -	- -

Total	8,900	8,174	7,484

	December 31,

	2002	2001	2000

Backlog (Units)
Colorado	957	1,195	1,385
Utah	50	- -	- -
California	922	490	508
Arizona	1,076	625	747
Nevada	350	181	198
Virginia	476	234	328
Maryland	188	157	126
Texas	16	- -	- -

Total	4,035	2,882	3,292

Estimated Sales Value	$1,120,000	$760,000	$775,000

Active Subdivisions
Colorado	61	61	48
Utah	4	- -	- -
California	24	26	29
Arizona	44	27	27
Nevada	18	7	10
Virginia	20	11	12
Maryland	6	5	7
Texas	1	- -	- -

Total	178	137	133

Homebuilding Activities — 2002 Compared With 2001.

     Home Sales Revenues and Homes Closed. Home sales revenues in 2002 were the highest in the Company’s history and represented a 9% increase compared with home sales revenues in 2001. The increase resulted from record home closings.

     Home closings increased 9% in 2002, compared with 2001. Home closings particularly were strong in (1) Las Vegas (a 71% increase), primarily due to the strong demand for new homes and increased active subdivisions in this market, including subdivisions acquired from W.L. Homes LLC (d/b/a John Laing Homes) in April 2002; and (2) Tucson and Southern California (increases of 24% and 10%, respectively), as a result of the strong home orders received in these markets in the fourth quarter of 2001 and first half of 2002. MDC closed fewer homes in 2002, compared with 2001, in Virginia and Phoenix, primarily due to lower home orders in these markets in the second half of 2001, resulting from fewer active subdivisions and a significant number of active subdivisions approaching close-out during this time period.

     Average Selling Price Per Home Closed. The average selling price per home closed was $254,000 in 2002, compared with $254,100 in 2001. Average selling prices increased in Maryland, Virginia, Phoenix and Northern California, primarily due to (1) the ability to increase sales prices due to the strong demand for new homes in these markets throughout 2002; and (2) a greater number of homes closed in relatively higher-priced subdivisions. Average selling prices were lower in Tucson, Southern California and Colorado due to the Company’s increased emphasis on providing more affordable homes in these markets.

     Home Gross Margins. Home Gross Margins were 23.0% for the year ended December 31, 2002, compared with 23.2% in 2001. Future Home Gross Margins may be impacted adversely by (1) increased competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction; and (5) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog. The Company received orders for 9,899 homes, net of cancellations, during 2002, compared with net orders for 7,701 homes during 2001. The Company received net orders for 1,931 homes during the fourth quarter of 2002, compared with net orders for 1,373 homes for the same period in 2001. The Company’s active subdivisions increased 30% to 178 at December 31, 2002 from 137 at December 31, 2001, including an additional 20 in Phoenix, 11 in Nevada and nine in Virginia. These additional subdivisions, combined with the strong demand for new homes in these markets, contributed to year-over-year increases in home orders of 83% in Nevada, 45% in Virginia and 36% in Phoenix. An improved demand for new homes also contributed to year-over-year increases in home orders of 41% and 30%, respectively, in Southern California and Northern California from a consistent level of active subdivisions.

     The Company ended 2002 with a Backlog of 4,035 homes with an estimated sales value of $1,120,000,000, compared with the Backlog of 2,882 homes with an estimated sales value of $760,000,000 at December 31, 2001. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 80% of its December 31, 2002 Backlog to close under existing sales contracts during the first nine months of 2003. The remaining 20% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $125,060,000 in 2002, compared with $114,129,000 in 2001. The increase in 2002 primarily was due to (1) more product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2002; (2) higher sales commissions resulting from the Company’s increased home sales revenues; and (3) increased sales overhead resulting from the Company’s expanding home sales activities.

     General and Administrative. General and administrative expenses totaled $105,482,000 in 2002, compared with $90,390,000 in 2001. The increase primarily was due to increased compensation and other administrative costs associated with the expanding operations in certain of the Company’s markets, most notably Phoenix, Virginia, Nevada and Texas. General and administrative expenses in 2002 also increased in Utah and

Nevada as a result of the Company’s acquisition of most of the homebuilding assets, and the hiring of former employees, of John Laing Homes in these markets.

Homebuilding Activities — 2001 Compared With 2000.

     Home Sales Revenues and Homes Closed. Home sales revenues in 2001 were 22% higher than home sales revenues in 2000. The increase resulted from a greater number of home closings and a significantly higher average selling price per home closed, as further discussed below.

     Home closings increased 9% in 2001, compared with 2000. Home closings were higher in (1) Phoenix (a 60% increase), as a result of the strong demand for new homes in this market and increased active subdivision levels in the second half of 2000 and first half of 2001; and (2) Northern California (a 33% increase), where the Company increased the number of active subdivisions by approximately 50% during 2001, compared with 2000. Home closings decreased in 2001 in Virginia, Maryland and Colorado, compared with 2000, primarily due to lower home orders resulting from fewer active subdivisions in Virginia in the second half of 2000 and the first half of 2001, in Maryland in the second half of 2000 and all of 2001, and in Colorado in the second half of 2000.

     Average Selling Price Per Home Closed. The average selling price per home closed increased $26,800 in 2001, compared with 2000, as each of the Company’s markets realized higher average selling prices. The increases primarily were due to (1) the ability to increase sales prices due to the strong demand for new homes in most of the Company’s markets throughout the first six months of 2001; (2) a greater number of homes closed in higher-priced subdivisions in California, where average selling prices exceeded $370,000; and (3) increased sales volume per home from the Company’s design centers.

     Home Gross Margins. Home Gross Margins were 23.2% for the year ended December 31, 2001, representing an increase of 90 basis points from Home Gross Margins in 2000. The increase largely was due to (1) selling price increases in most of the Company’s markets; (2) increased sales of higher-margin products through the Company’s design centers; (3) a reduction in previous estimates of costs to complete land development and homes in most of the Company’s markets; (4) in Maryland, fewer under-performing subdivisions in 2001 and management’s continued efforts to improve profitability; and (5) ongoing initiatives in each of the Company’s markets designed to improve operating efficiency, control costs and increase rates of return. The impact of these increases partially was offset by, among other things, the rising cost of land.

     Orders for Homes and Backlog. The Company received orders for 7,701 homes, net of cancellations, during 2001, compared with net orders for 7,835 homes during 2000. Home orders were lower in 2001 primarily due to a significant decline in net orders received during the weeks following the events of September 11th. Despite these events, home orders in 2001 were strong in Tucson and Phoenix (increases of 18% and 8%, respectively), primarily as a result of the strong demand for new homes in these markets.

     The Company ended 2001 with a Backlog of 2,882 homes with an estimated sales value of $760,000,000, compared with the Backlog of 3,292 homes with an estimated sales value of $775,000,000 at December 31, 2000.

     Other Revenues. Other revenues during the year ended December 31, 2001 included net pre-tax gains realized on the sales of certain investments by an MDC captive insurance subsidiary of $291,000, compared with gains of a similar nature of $8,629,000 for the year ended December 31, 2000.

     Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $114,129,000 in 2001, compared with $94,412,000 in 2000. The increase in 2001 primarily was volume related, resulting from higher sales commissions, product advertising and other costs incurred in connection with the Company’s increased home sales revenues.

     General and Administrative. General and administrative expenses totaled $90,390,000 in 2001, compared with $69,150,000 in 2000. The increase primarily was due to increased compensation, land acquisition and other overhead costs associated with expanding operations in most of the Company’s markets.

Title Operations.

     American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations totaled $2,415,000, $2,401,000 and $2,181,000, respectively, in 2002, 2001 and 2000.

Land Sales.

     Revenue from land sales totaled $6,022,000, $2,909,000 and $6,641,000, respectively, in 2002, 2001 and 2000. The land sales in 2002 primarily were in Colorado and Utah. Land sales in 2001 and 2000 primarily were in Colorado. Gross profits from these sales were $1,422,000, $1,804,000 and $2,348,000, respectively, in 2002, 2001 and 2000.

Asset Impairment Charges.

     No homebuilding asset impairment charges were recorded by the Company in 2002. Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000 and $4,200,000 in 2001 and 2000, respectively. The Company’s assets to which these asset impairment charges related are summarized as follows (in thousands).

	Year Ended December 31,

	2002		2001	2000

Completed homes and homes under construction	$	- -	$1,075	$	- -
Land under development and other		- -	5,966		4,200

Total	$	- -	$7,041		$4,200

     The 2001 asset impairment charges resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area. These four projects had experienced a much slower than anticipated home order pace and a significant increase in sales incentive requirements. The three San Francisco Bay area projects offered homes with prices originally averaging over $650,000, and each was impacted adversely by substantial reductions in home selling prices by competing projects. All four of these projects performed better than expected in 2002 and, currently, have no homes remaining to be sold. The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California that experienced a reduced home order pace and significantly higher sales incentives than anticipated.

New Homebuilding Divisions.

     In February 2002, the Company announced its intent to expand into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. During 2002, the Company acquired control of over 850 lots in ten subdivisions in this market.

     In mid-April 2002, one of the Company’s subsidiaries acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company’s entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions.

Financial Services Segment.

     The table below sets forth information relating to HomeAmerican’s operations (dollars in thousands).

	Year Ended December 31,

	2002	2001	2000

Origination Fees	$18,771	$17,572	$13,951
Gains on Sales of Mortgage Servicing, net	$1,773	$3,288	$3,162
Gains on Sales of Mortgage Loans, net	$19,587	$13,923	$8,951
Operating Profit	$24,194	$21,116	$14,282
Principal Amount of Loan Originations
MDC home buyers	$1,290,650	$1,195,579	$880,692
Spot	31,587	55,775	14,942

Total	$1,322,237	$1,251,354	$895,634

Principal Amount of Loans Brokered
MDC home buyers	$215,228	$237,389	$244,141
Spot	5,862	10,169	7,756

Total	$221,090	$247,558	$251,897

Capture Rate	71%	73%	65%

Including brokered loans	81%	85%	81%

     HomeAmerican’s operating profits in 2002 exceeded 2001 operating profits by 15%. This increase primarily was due to higher gains on sales of mortgage loans, as well as higher origination fees received from record levels of mortgage loans originated and brokered for MDC home buyers. Operating profits increased 48% in 2001, compared with 2000, primarily as a result of higher mortgage loan origination volume and increased gains on sales of mortgage loans. These increases partially were offset by higher general and administrative expenses resulting from increased mortgage loan origination and related activities in both 2002 and 2001.

     Most mortgage loans originated by HomeAmerican are for MDC home buyers. The portion of mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings (“Capture Rate”) was 71% for the year ended December 31, 2002, compared with 73% for the same period in 2001 and 65% in 2000. Additionally, HomeAmerican brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 81% for 2002, compared with 85% for 2001. The decrease in Capture Rate in 2002 primarily was due to homes closed by MDC in Nevada and Utah that were purchased from John Laing Homes with mortgage loans already contracted for by other mortgage companies.

Other Operating Results.

     Insurance Operations — American Home Insurance provides third party homeowners, auto and other types of casualty insurance in each of MDC’s markets. The results of its operations were not material for any of the periods presented.

     Interest Expense. The Company capitalizes interest on its homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. All corporate and homebuilding interest incurred in 2002, 2001 and 2000 was capitalized. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note B to the Company’s consolidated financial statements. Corporate and homebuilding interest incurred decreased to $21,116,000 in 2002, compared with $22,498,000 in 2001 and $24,367,000 in 2000, primarily due to lower effective interest rates on the Company’s outstanding debt. For a reconciliation of interest incurred, capitalized and expensed, see Note I to the Company’s consolidated financial statements.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses totaled $46,727,000 for 2002, compared with $45,960,000 and $39,461,000, respectively, for 2001 and 2000. The increase in 2002, compared with 2001, primarily was due to greater compensation-related costs and computer expenses in 2002 resulting from the Company’s higher profitability and increased homebuilding activities, partially offset by a $1,800,000 loss provision recorded in 2001 as a result of the Company’s decision to terminate the lease of an aircraft prior to the end of the lease term. The increase in 2001, compared with 2000, primarily was due to the $1,800,000 loss provision and greater compensation-related costs in 2001 related to the Company’s higher profitability and increased homebuilding activities.

     Income Taxes. MDC’s overall effective income tax rates of 39.0%, 39.0% and 39.3%, respectively, for 2002, 2001, and 2000, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes. In 2000, the effective rate was impacted by net pre-tax investment gains of $8,629,000 realized on sales of certain investments by one of the Company’s captive insurance subsidiaries, which is subject to taxation at both the subsidiary and Company levels. Also in 2000, the Company recognized an income tax benefit resulting from the resolution of Internal Revenue Service income tax examinations for the years 1991 through 1997.

LIQUIDITY AND CAPITAL RESOURCES

     MDC uses its liquidity and capital resources to, among other things, (1) support its operations, including its inventories of homes, home sites and land; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. In September 2002, the Company filed an amended registration statement increasing its capacity to issue equity, debt or hybrid securities to $750,000,000 from $300,000,000. The amended registration statement was declared effective in October 2002. In December 2002, the Company issued $150,000,000 principal amount of 7% senior notes due 2012 (the “7% Senior Notes”), thereby reducing its capacity to issue equity, debt or hybrid securities to $600,000,000.

Capital Resources.

     The Company’s capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the “8 3/8% Senior Notes”), 7% Senior Notes and homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily its mortgage lending line of credit (the “Mortgage Line”). Based upon its current capital resources and additional liquidity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company’s business or capital and credit market occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Notes Payable.

     Homebuilding. On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the “Second Amended and Restated Credit Agreement”) to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company’s request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $413,000,000 to $450,000,000 in 2001, to $538,000,000 in July 2002 and to $593,000,000 in December 2002. In January 2003, the Company received an additional $7,000,000 lender commitment, bringing total commitments to $600,000,000. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At December 31, 2002, the Company had no borrowings and $20,423,000 in letters of credit outstanding under the Homebuilding Line, but could have borrowed funds at interest rates ranging from 2.94% to 4.25%.

     Mortgage Lending. To provide funds to originate mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its Mortgage Line. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 2002, 2001 and 2000, HomeAmerican sold $1,260,447,000, $1,208,597,000 and $874,383,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     In June 2002, the Company received $25,000,000 in additional commitments on its Mortgage Line, increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. In December 2002, the Company received commitments to temporarily increase the borrowing limit to the maximum of $175,000,000. The temporary increase termination date is February 14, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2002, $154,074,000 was borrowed and an additional $20,926,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days’ notice. At December 31, 2002 and 2001, the interest rates on the Mortgage Line were 2.7% and 3.0%, respectively.

     General. The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

     The financial covenants contained in the Second Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC’s consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC’s “adjusted consolidated tangible net worth,” as defined. Under the adjusted consolidated tangible net worth test, MDC’s “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $491,382,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, “adjusted consolidated tangible net worth,” as defined, must not be less than $307,114,000.

     The Company’s senior notes indentures do not contain financial covenants. However, there are covenants in the 8 3/8% Senior Notes indenture that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company’s securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the 8 3/8% Senior Notes. The senior notes are not secured. In December 2001, the Company amended its 8 3/8% Senior Notes indenture to provide for the full and unconditional guarantee of the senior notes on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries. The Company’s 7% Senior Notes also are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries.

     As of December 31, 2002, the maximum amount of additional homebuilding and corporate indebtedness that MDC could have incurred under the most restrictive of the debt limitations described above was approximately $1,320,000,000.

MDC Common Stock Repurchase Programs.

     On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. The repurchase of MDC common stock under this program was completed in March 2000 at per share prices ranging from $13.53 to $14.78, with an average cost of $14.06. On February 21, 2000, the MDC board of directors authorized another program to repurchase up to 2,000,000 additional shares of MDC common stock. On December 18, 2002, the MDC board of directors authorized the repurchase of an additional 1,000,000 shares of MDC common stock, bringing the total authorization under this program to 3,000,000 shares. During 2002, the Company repurchased 789,000 shares of MDC common stock, bringing the total shares repurchased under this program to 1,853,300 and leaving 1,146,700 shares available to be repurchased as of December 31, 2002. The per share prices, including commissions, for the 1,853,300 shares repurchased ranged from $13.85 to $40.48, with an average cost of $26.99. At December 31, 2002 and 2001, the Company held 5,373,000 shares and 4,809,000 shares of treasury stock with average purchase prices of $13.46 and $9.45, respectively.

Consolidated Cash Flow.

     During 2002, the Company used cash of $178,870,000 in its operating and investing activities, as net income during the period was more than offset by increases in net homebuilding and mortgage loan assets in conjunction with the Company’s expanded homebuilding operations. The operating and investing cash usage, the repurchase of MDC common stock for $29,403,000 and the payment of $8,292,000 in dividends primarily were financed by the issuance of $150,000,000 principal amount of 7% Senior Notes, an increase in the Company’s borrowings under its mortgage lending line of credit by $54,432,000 and the proceeds from the exercise of stock options. During 2001, the Company generated $93,251,000 in cash from its operating activities and received $7,571,000 in proceeds from stock option exercises. $75,118,000 of this cash was used to reduce borrowings from the lines of credit, repurchase stock and pay dividends. During 2000, the Company used $66,617,000 in cash in its operating and investing activities. The Company also used $36,048,000 in cash to repurchase its common stock and pay dividends. This cash was provided primarily by reducing available cash on hand by $24,815,000 and increasing borrowings from the lines of credit by $74,225,000.

     Operating activities used cash of $166,429,000 in 2002, provided cash of $93,251,000 in 2001, and used cash of $63,457,000 in 2000. The 2002 cash decrease primarily was the result of a significant increase in homebuilding and mortgage lending inventories in conjunction with the Company’s expanded homebuilding operations. The 2001 cash increase primarily resulted from the increase in income before income taxes, partially offset by increases in homebuilding and mortgage loan inventories in conjunction with the Company’s expanded homebuilding operations.

     Financing activities generated cash of $171,212,000 in 2002, used cash of $67,547,000 in 2001 and generated cash of $41,802,000 in 2000. The 2002 increase, compared with 2001, primarily was due to the issuance of $150,000,000 principal amount of 7% Senior Notes, as well as an increase in the Company’s mortgage lending line of credit, partially offset by a use of $29,403,000 in cash to repurchase MDC common stock. The 2001 decrease, compared with 2000, primarily was due to increased payments on the homebuilding and mortgage lending lines of credit, partially offset by a use of $26,983,000 in cash to repurchase stock.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC’s customers to qualify for home mortgage loans, potentially decreasing home sales volume. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

     The volatility of interest rates could have an adverse effect on MDC’s future operations and liquidity. Among other things, these conditions may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers. See “Forward-Looking Statements” below.

     MDC’s business also is affected significantly by, among other things, general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

CRITICAL ACCOUNTING POLICIES

     The Company’s critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

     Homebuilding Inventory Valuation - Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on an individual asset basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates.

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

     Warranty Costs - Warranty reserves are established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected warranty-related costs for materials and outside labor to be incurred during the warranty period. Reserves are determined based upon historical data with respect to similar product types and geographical areas. Actual amounts could differ from estimated amounts.

     Litigation Reserves - The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has reserved for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Actual amounts could differ from estimated amounts.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company anticipates that the adoption of FIN 46 will not have an effect on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS No. 123. Transition to SFAS No. 123 is not required by SFAS No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

     SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The disclosure provisions of SFAS No. 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

     In November 2002, the FASB issued FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS No. 145 prevents treatment as extraordinary any gains or losses recognized on extinguishment of debt not meeting the criteria of APB No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.

OTHER

Forward-Looking Statements.

     Certain statements in this Form 10-K Annual Report, the Company’s Annual Report to Shareowners, as well as statements made by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We have identified the forward-looking statements in this Form 10-K by cross-referencing this section at the end of the paragraph in which the forward-looking statement is located. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of performance bonds and insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) terrorist acts and other acts of war; and (15) other factors over which the Company has little or no control.

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

     The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company’s earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company’s future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.

     As of December 31, 2002, short-term debt was $154,074,000, which consisted of amounts outstanding on MDC’s Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2002 are as follows (in thousands).

	Maturities through December 31,
													Estimated
	2003		2004		2005		2006		2007		Thereafter	Total	Fair Value

Fixed Rate Debt	$	- -	$	- -	$	- -	$	- -	$	- -	$325,000	$325,000	$326,603
Average Interest Rate		- -		- -		- -		- -		- -	7.74%	7.74%

     The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.

     We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Denver, Colorado
January 7, 2003

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,

	2002	2001

ASSETS
Corporate
Cash and cash equivalents	$23,164	$31,322
Property and equipment, net	10,851	2,723
Deferred income taxes	25,980	30,081
Deferred debt issue costs, net	3,305	1,947
Other assets, net	6,708	7,597

	70,008	73,670

Homebuilding
Cash and cash equivalents	4,686	4,760
Home sales and other accounts receivable	3,519	2,621
Inventories, net
Housing completed or under construction	578,475	456,752
Land and land under development	656,843	450,502
Prepaid expenses and other assets, net	65,936	49,544

	1,309,459	964,179

Financial Services
Cash and cash equivalents	1,092	518
Mortgage loans held in inventory	207,938	144,971
Other assets, net	6,683	7,618

	215,713	153,107

Total Assets	$1,595,180	$1,190,956

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,

	2002	2001

LIABILITIES
Corporate
Accounts payable and accrued expenses	$63,871	$61,135
Income taxes payable	21,571	9,953
Senior notes, net	322,990	174,503

	408,432	245,591

Homebuilding
Accounts payable and accrued expenses	210,601	174,955
Line of credit	- -	- -

	210,601	174,955

Financial Services
Accounts payable and accrued expenses	21,506	16,937
Line of credit	154,074	99,642

	175,580	116,579

Total Liabilities	794,613	537,125

COMMITMENTS AND CONTINGENCIES (NOTES L AND N)	- -	- -

STOCKHOLDERS’ EQUITY (NOTE G)
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	- -	- -
Common stock, $.01 par value; 100,000,000 shares authorized; 31,802,000 and 31,395,000 shares issued, respectively, at December 31, 2002 and 2001	318	314
Additional paid-in capital	371,896	357,037
Retained earnings	501,498	342,485
Unearned restricted stock	(820)	(412)
Accumulated other comprehensive income (loss)	2	(163)

	872,894	699,261
Less treasury stock, at cost, 5,373,000 and 4,809,000 shares, respectively, at December 31, 2002 and 2001	(72,327)	(45,430)

Total Stockholders’ Equity	800,567	653,831

Total Liabilities and Stockholders’ Equity	$1,595,180	$1,190,956

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

REVENUES
Homebuilding	$2,272,195	$2,086,344	$1,721,559
Financial services	45,356	38,566	28,925
Corporate	973	964	1,061

Total Revenues	2,318,524	2,125,874	1,751,545

COSTS AND EXPENSES
Homebuilding	1,976,591	1,807,077	1,494,240
Financial services	21,162	17,450	14,643
Corporate general and administrative	46,727	45,960	39,461

Total Costs and Expenses	2,044,480	1,870,487	1,548,344

Income before income taxes	274,044	255,387	203,201
Provision for income taxes	(106,739)	(99,672)	(79,898)

NET INCOME	$167,305	$155,715	$123,303

EARNINGS PER SHARE (NOTES G AND K)
Basic	$6.25	$5.89	$4.75

Diluted	$6.03	$5.72	$4.64

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	26,767	26,421	25,974

Diluted	27,754	27,232	26,556

DIVIDENDS PAID PER SHARE	$.31	$.27	$.24

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

		Additional		Accumulated Other	Unearned
	Common	Paid-In	Retained	Comprehensive	Restricted	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Total

BALANCES-JANUARY 1, 2000	$282	$179,094	$245,235	$3,623	$ - -	$(39,211)	$389,023
Comprehensive income
Net income	- -	- -	123,303	- -	- -	- -	123,303
Change in unrealized gains on securities available for sale, net of income taxes of $(6,090)	- -	- -	- -	(3,456)	- -	- -	(3,456)

Total comprehensive income							119,847
Shares issued	4	5,823	- -	- -	- -	2,036	7,863
Tax benefit of non-qualified stock options exercised	- -	1,439	- -	- -	- -	- -	1,439
Notes receivable for stock purchases, net of repayments	- -	(1,794)	- -	- -	- -	- -	(1,794)
Contribution of common stock	- -	1,372	- -	- -	- -	528	1,900
Stock repurchases	- -	- -	- -	- -	- -	(30,828)	(30,828)
Cash dividends paid	- -	- -	(5,220)	- -	- -	- -	(5,220)
10% stock dividend	22	80,403	(80,425)	- -	- -	- -	- -

BALANCES-DECEMBER 31, 2000	308	266,337	282,893	167	- -	(67,475)	482,230
Comprehensive income
Net income	- -	- -	155,715	- -	- -	- -	155,715
Minimum pension liability adjustment, net of income taxes of $(48)	- -	- -	- -	(75)	- -	- -	(75)
Change in unrealized gains on securities available for sale, net of income taxes of $(432)	- -	- -	- -	(255)	- -	- -	(255)

Total comprehensive income							155,385
Shares issued	7	11,730	- -	- -	- -	1,595	13,332
Tax benefit of non-qualified stock options exercised	- -	8,541	- -	- -	- -	- -	8,541
Notes receivable for stock purchases, net of repayments	- -	2,644	- -	- -	- -	- -	2,644
Contribution of common stock	- -	1,474	- -	- -	- -	526	2,000
Stock repurchases	- -	- -	- -	- -	- -	(3,845)	(3,845)
Cash dividends paid	- -	- -	(6,456)	- -	- -	- -	(6,456)
10% stock dividend	(1)	66,021	(89,667)	- -	- -	23,647	- -
Issuance of restricted stock	- -	290	- -	- -	(412)	122	- -

BALANCES-DECEMBER 31, 2001	314	357,037	342,485	(163)	(412)	(45,430)	653,831
Comprehensive income
Net income	- -	- -	167,305	- -	- -	- -	167,305
Minimum pension liability adjustment, net of income taxes of $(26)	- -	- -	- -	(41)	- -	- -	(41)
Change in unrealized gains on securities available for sale, net of income taxes of $345	- -	- -	- -	206	- -	- -	206

Total comprehensive income							167,470
Shares issued	4	8,940	- -	- -	- -	2,307	11,251
Tax benefit of non-qualified stock options exercised	- -	5,525	- -	- -	- -	- -	5,525
Notes receivable for stock purchases, net of repayments	- -	34	- -	- -	- -	- -	34
Stock repurchases	- -	- -	- -	- -	- -	(29,403)	(29,403)
Cash dividends paid	- -	- -	(8,292)	- -	- -	- -	(8,292)
Issuance of restricted stock	- -	360	- -	- -	(559)	199	- -
Restricted stock vesting	- -	- -	- -	- -	151	- -	151

BALANCES-DECEMBER 31, 2002	$318	$371,896	$501,498	$2	$(820)	$(72,327)	$800,567

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$167,305	$155,715	$123,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	26,907	27,445	21,792
Homebuilding asset impairment charges	- -	7,041	4,200
Deferred income taxes	4,101	1,740	(10,620)
Net changes in operating assets and liabilities
Home sales and other accounts receivable	(898)	2,092	(1,217)
Homebuilding inventories	(328,064)	(82,072)	(190,714)
Prepaid expenses and other assets	(37,900)	(20,685)	(11,330)
Mortgage loans held in inventory	(62,967)	(37,820)	(17,198)
Accounts payable and accrued expenses	63,846	36,817	20,775
Other, net	1,241	2,978	(2,448)

Net cash provided by (used in) operating activities	(166,429)	93,251	(63,457)

INVESTING ACTIVITIES
Net purchase of property and equipment	(12,441)	(3,219)	(3,160)

FINANCING ACTIVITIES
Lines of credit
Advances	2,627,632	1,866,183	1,721,125
Principal payments	(2,573,200)	(1,931,000)	(1,646,900)
Net proceeds from issuance of senior notes	146,791	- -	- -
Dividend payments	(8,292)	(6,456)	(5,220)
Stock repurchases	(29,403)	(3,845)	(30,828)
Proceeds from exercise of stock options	7,684	7,571	3,625

Net cash provided by (used in) financing activities	171,212	(67,547)	41,802

Net increase (decrease) in cash and cash equivalents	(7,658)	22,485	(24,815)
Cash and cash equivalents
Beginning of year	36,600	14,115	38,930

End of year	$28,942	$36,600	$14,115

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

     Principles of Consolidation — The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company”, which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) include the accounts of MDC and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Segment Information — MDC has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business by product category. MDC’s products come from two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes. In its financial services segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., “HomeAmerican”) provides mortgage loans primarily to the Company’s home buyers (the mortgage lending operations).

     Homebuilding.

     Inventories — Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Cost includes interest capitalized during the period of active development through completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects being developed. Land and related costs are transferred to housing inventory when construction commences. See Note H.

     Prepaid Expenses and Other Assets, Net — Homebuilding prepaid expenses and other assets include qualified settlement fund (“QSF”) assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. Held for sale investments included in QSF assets are recorded on the consolidated balance sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive income (loss). At December 31, 2002 and 2001, respectively, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $12,435,000 and $13,040,000, respectively, under a borrowing arrangement that was approved by the Colorado Division of Insurance and the Company’s board of directors.

     The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,

	2002	2001

QSF assets	$16,295	$17,434
MDC intercompany notes payable to QSF	(12,435)	(13,040)
Land option deposits	18,007	14,520
Deferred marketing costs	22,728	14,099
Prepaid tap and system development fees	2,964	3,197
Other	18,377	13,334

Total	$65,936	$49,544

     Deferred Marketing Costs — Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to selling, general and administrative expenses as the homes in the related subdivision are closed. All other marketing costs are expensed as incurred.

     Revenue Recognition — Revenues from real estate sales are recognized when a sufficient down payment has been received, financing has been arranged, title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

     Warranty Costs — The Company’s homes are sold with limited warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Warranty reserves are established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including 1) the historical range of amounts paid per house; 2) the historical average amount paid per house; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and 5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

     Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditures incurred within 120 days of closing a home are recorded against the “estimate-to-complete” amount accrued in the house job at the closing of the house unless it is clear that the expense is a warranty expense. Expenses incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the regular warranty reserves. Warranty reserves not utilized for a particular house are written off no earlier than 15 months after the date of closing and no later than 36 months after the date of the closing. The historical experience of the product type and geographical area are taken into consideration when determining the write-off period. Once established, this time frame is kept consistent from month to month. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are expensed as an adjustment to housing cost of sales in the month incurred.

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $44,743,000 and $38,430,000, respectively, at December 31, 2002 and 2001. The 2002 warranty expense increased, compared with 2001, primarily in Colorado and Northern California, principally due to costs incurred in connection with moisture intrusion and related mold concerns. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 300% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional warranty reserves created pursuant to the QSF. Warranty activity for each of the three years ended December 31, 2002, is shown below (in thousands).

	Year Ended December 31,

	2002	2001	2000

Warranty reserve balance at beginning of period	$38,430	$38,178	$37,498
Warranty expense provided	24,529	11,142	9,739
Payments	(18,216)	(10,890)	(9,059)

Warranty reserve balance at end of period	$44,743	$38,430	$38,178

     Financial Services.

     Mortgage Loans Held in Inventory — The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated or purchased by the Company are sold to private investors within 40 days of origination or purchase. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

     Revenue Recognition — Loan origination fees in excess of origination costs incurred and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Loan servicing costs are recognized as incurred. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

     Derivative Financial Instruments — The mortgage lending operations are affected by, among other things, changes in mortgage interest rates. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. Hedging gains or losses are recognized when the hedged mortgage loans are sold. Gains or losses related to ineffectiveness in the hedging relationship and gains or losses on derivative instruments that do not qualify for hedge accounting are recognized immediately.

     Mortgage Servicing Rights — The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. Mortgage servicing rights (“Servicing Rights”) of $10,511,000 and $8,849,000 were capitalized during 2002 and 2001, respectively. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $10,506,000 and $13,788,000 for 2002 and 2001, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. As of December 31, 2002 and 2001, the Company had unamortized Servicing Rights of $166,000 with no related impairment, and $111,000 net of an impairment reserve of $48,000, respectively, included in financial services other assets, net in the consolidated balance sheets.

     General.

     Cash and Cash Equivalents — The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments with an original maturity of 90 days or less, such as commercial paper, money market funds and repurchase agreements, which are included in cash and cash equivalents in the consolidated balance sheets and consolidated statements of cash flows.

     Property and Equipment — Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 15 years.

     Stock-Based Compensation — The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees, which are valued based on the market price of MDC’s common stock at the measurement dates and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the consolidated balance sheets and is amortized to expense over the vesting period.

     The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations and, therefore, recorded no compensation expense in the determination of net income in any of the three years ended December 31, 2002. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the three years ended December 31, 2002.

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$167,305	$155,715	$123,303
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(9,144)	(5,841)	(2,771)

Pro forma net income	$158,161	$149,874	$120,532

Earnings per share
Basic as reported	$6.25	$5.89	$4.75

Basic pro forma	$5.91	$5.67	$4.64

Diluted as reported	$6.03	$5.72	$4.64

Diluted pro forma	$5.70	$5.50	$4.54

     The following table is a summary of the average fair values of options granted during 2002, 2001 and 2000 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

	Year Ended December 31,

	2002	2001	2000

Average fair value of options granted	$19.04	$15.74	$12.85
Expected volatility	54.9%	51.9%	44.7%
Risk free interest rate	3.8%	4.5%	5.7%
Dividend yield rate	0.8%	0.8%	0.7%
Weighted-average expected lives of options	7.0 yrs	7.5 yrs.	5.4 yrs.

     Other Comprehensive Income — The accumulated balances related to each component of other comprehensive income are as follows (in thousands).

	December 31,

	2002	2001

Minimum pension liability adjustment, net of income taxes of $(74) in 2002 and $(48) in 2001	$(116)	$(75)
Unrealized gains (losses) on securities available for sale, net of income taxes of $195 in 2002 and $(150) in 2001	118	(88)

Accumulated other comprehensive income (loss)	$2	$(163)

     Estimates in Financial Statements — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include warranty, other accrued expenses, litigation reserves, estimates to complete land development and construction and estimates related to potential asset impairment charges.

     Recent Statements of Financial Accounting Standards — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 46, which addresses financial reporting requirements for variable interest entities, also referred to as special purpose entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (1) does not have equity investors with voting rights; or (2) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property and may be essentially passive or it may engage in research and development or other activities on behalf of another company. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company anticipates that the adoption of FIN 46 will not have an effect on its financial position or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide three alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation for companies that elect to adopt the provisions of SFAS No. 123. Transition to SFAS No. 123 is not required by SFAS No. 148. The Company has elected to use the intrinsic value method of accounting for stock compensation in accordance with APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations.

     SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are required to be adopted by all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The disclosure provisions of SFAS No. 148, effective for fiscal years ending after December 15, 2002, have been adopted by the Company, with the appropriate disclosures under “Stock Based Compensation,” above.

     In November 2002, the FASB issued FIN 45, which elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 does not apply to certain guarantee contracts, such as those issued by insurance companies or for a lessee’s residual value guarantee embedded in a capital lease. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations would not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an effect on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146 will not have a material effect on its financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44, 64 and Amendment of SFAS No. 13 and Technical Corrections.” SFAS No. 145 prevents treatment as extraordinary any gains or losses recognized on extinguishment of debt not meeting the criteria of APB Opinion No. 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will affect the classification of such amounts in the financial statements of subsequent periods and comparative prior periods.

B. Information on Business Segments

     The Company operates in two business segments — homebuilding and financial services. A summary of the Company’s business segments is shown below (in thousands).

	Year Ended December 31,

	2002	2001	2000

Homebuilding
Home sales	$2,260,291	$2,076,807	$1,701,108
Land sales	6,022	2,909	6,641
Other revenues	5,882	6,628	13,810

	2,272,195	2,086,344	1,721,559

Home cost of sales	1,741,449	1,594,412	1,322,185
Land cost of sales	4,600	1,105	4,293
Asset impairment charges	- -	7,041	4,200
Marketing	125,060	114,129	94,412
General and administrative	105,482	90,390	69,150

	1,976,591	1,807,077	1,494,240

Homebuilding Operating Profit	295,604	279,267	227,319

Financial Services
Revenues
Net interest income	4,348	3,544	2,313
Origination fees	18,771	17,572	13,951
Gains on sales of mortgage servicing, net	1,773	3,288	3,162
Gains on sales of mortgage loans, net	19,587	13,923	8,951
Mortgage servicing and other	877	239	548

	45,356	38,566	28,925
General and Administrative Expenses	21,162	17,450	14,643

Financial Services Operating Profit	24,194	21,116	14,282

Total Operating Profit	319,798	300,383	241,601

Corporate
Interest and other revenues	973	964	1,061
General and administrative	(46,727)	(45,960)	(39,461)

Net Corporate Expenses	(45,754)	(44,996)	(38,400)

Income Before Income Taxes	$274,044	$255,387	$203,201

     Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 2002, 2001 and 2000 were not material. Identifiable segment assets are shown on the face of the consolidated balance sheets.

C. Mortgage Loans Held in Inventory

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

	December 31,

	2002	2001

First mortgage loans
Conventional	$159,857	$117,597
FHA and VA	47,597	30,854

	207,454	148,451
Less
Unamortized discounts	(241)	(390)
Deferred fees	(786)	(1,024)
Adjustment for derivatives and hedging activities	1,789	(1,862)
Allowance for loan losses	(278)	(204)

Total	$207,938	$144,971

     Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 6.1% at December 31, 2002.

D. Lines of Credit

     Homebuilding — The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the “Homebuilding Line”). On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the “Second Amended and Restated Credit Agreement”) to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company’s request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $413,000,000 to $450,000,000 in 2001, to $538,000,000 in July 2002 and to $593,000,000 in December 2002. In January 2003, the Company received an additional $7,000,000 lender commitment, bringing total commitments to $600,000,000. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At December 31, 2002, the Company had no borrowings and $20,423,000 in letters of credit outstanding under the Homebuilding Line, but could have borrowed funds at interest rates ranging from 2.94% to 4.25%.

     Mortgage Lending — To provide funds to originate mortgage loans and to finance these mortgage loans on a short-term basis, HomeAmerican utilizes its Mortgage Line. These mortgage loans are pooled into GNMA, FNMA and FHLMC pools, or retained as whole loans, and subsequently are sold in the open market on a spot basis or pursuant to mortgage loan sale commitments, generally within 40 days after origination. During 2002, 2001 and 2000, HomeAmerican sold $1,260,447,000, $1,208,597,000 and $874,383,000, respectively, principal amount of mortgage loans and mortgage certificates to unaffiliated purchasers.

     In June 2002, the Company received $25,000,000 in additional commitments on its Mortgage Line, increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. In December 2002, the Company received commitments to temporarily increase the borrowing limit to the maximum of $175,000,000. The temporary increase termination date is February 14, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2002, $154,074,000 was borrowed and an additional $20,926,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days’ notice. At December 31, 2002 and 2001, the interest rates on the Mortgage Line were 2.7% and 3.0%, respectively.

     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

     The financial covenants contained in the Second Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC’s consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC’s “adjusted consolidated tangible net worth,” as defined. Under the adjusted consolidated tangible net worth test, MDC’s “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $491,382,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, “adjusted consolidated tangible net worth,” as defined, must not be less than $307,114,000.

E. Senior Notes

     On December 4, 2002, the Company completed a public offering of $150,000,000 principal amount of 7% senior notes due December 2012 (the “7% Senior Notes”) at a discount, with an effective yield of 7.15%. The principal amount outstanding, net of unamortized discount, at December 31, 2002 was $148,422,000. The 7% Senior Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the “remaining scheduled payments,” as defined, on the notes being redeemed on the redemption date, plus, in each case, accrued and unpaid interest.

     On January 28, 1998, the Company completed a public offering of $175,000,000 principal amount of 8 3/8% senior notes due February 2008 (the “8 3/8% Senior Notes”) at a discount, with an effective yield of 8.7%. The principal amounts outstanding, net of unamortized discount, at December 31, 2002 and 2001 were $174,568,000 and $174,503,000, respectively. The 8 3/8% Senior Notes are callable in February 2003 at 104.188% of principal.

     The Company’s senior notes indentures do not contain financial covenants. However, there are covenants in the 8 3/8% Senior Notes indenture that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company’s securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the 8 3/8% Senior Notes. The senior notes are not secured. In December 2001, the Company amended its 8 3/8% Senior Notes indenture to provide for the full and unconditional guarantee of the senior notes on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries. The Company’s 7% Senior Notes also are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries. See Note R.

F. Retirement Plans

     In October 1997, the Company established a defined benefit retirement plan (the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $10,391,000 at December 31, 2002. The Retirement Plan is not funded and benefits now are fully vested for both participants. Unrecognized prior service cost of $2,275,000 at December 31, 2002 is being recognized over the officers’ average estimated service periods. Included on the December 31, 2002 consolidated balance sheet is an intangible asset of $2,275,000 related to unamortized prior service cost and a corresponding accrued pension liability of $2,465,000 and an accumulated other comprehensive loss of $190,000. Accrued benefit costs as of December 31, 2002 and 2001 were $5,744,000 and $4,538,000, respectively. Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the three years ended December 31, 2002 (dollars in thousands).

	Year Ended December 31,

	2002	2001	2000

Projected benefit obligation — beginning of year	$9,667	$7,930	$6,824
Service cost	116	155	131
Interest cost	649	641	544
Unrecognized (gain) loss due to change in actuarial assumptions	(41)	941	431

Projected benefit obligation — end of year	$10,391	$9,667	$7,930

Assumptions used in the calculation of the present value of the projected benefit obligation
Discount rate	6.75%	7.25%	7.50%
Future annual compensation rate increase	4.00%	4.00%	4.00%

Components of Retirement Plan expense
Service cost	$116	$155	$131
Interest cost	649	641	544
Prior service cost amortization	325	325	325
Net loss recognition	116	170	116

Total Retirement Plan expense	$1,206	$1,291	$1,116

     The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions are funded with shares of MDC common stock, and the expense recognized by the Company for 2002, 2001 and 2000 was $3,384,000, $2,577,000 and $2,300,000, respectively.

G. Stockholders’ Equity

     Stock Dividends — On January 22, 2001, MDC’s board of directors approved the payment of a 10% stock dividend, which was distributed on February 16, 2001 to shareowners of record on February 5, 2001. On December 6, 2001, MDC’s board of directors approved the payment of another 10% stock dividend, which was distributed on December 28, 2001 to shareowners of record on December 17, 2001. In accordance with SFAS No. 128, basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for 2001 and 2000 to reflect the effect of these stock dividends. No stock dividends were declared or paid in 2002.

     Equity Incentive Plans — A summary of the Company’s equity incentive plans follows.

     Employee Equity Incentive Plans — In June 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,541,000 shares of MDC common stock (restated for both stock dividends) for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company may grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. In 2002, 744,000 options to purchase shares of MDC common stock and 16,271 shares of restricted stock were awarded under the Employee Plan. The Company’s ability to make further grants under the Employee Plan terminates pursuant to its terms on April 20, 2003.

     In March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provided for an initial authorization of 2,200,000 shares of MDC common stock (restated for the December 28, 2001 stock dividend) for issuance thereunder, plus an additional annual authorization equal to 10% of the authorized shares of MDC common stock under the Equity Incentive Plan. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted. In 2002, 341,500 options to purchase shares of MDC common stock were awarded under the Equity Incentive Plan.

     Executive Option Purchase Program — Pursuant to the terms of the Executive Option Purchase Program (the “Option Purchase Program”), the Company was authorized by the MDC board of directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Equity Incentive Plans, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 2001, certain eligible executives of the Company exercised options to purchase 385,000 shares of MDC common stock under the equity incentive plans. Effective August 19, 2002, no further loans are permitted and no modifications can be made to existing loans under the Option Purchase Program. Aggregate notes receivable under the Option Purchase Program of $896,000 and $930,000, respectively, at December 31, 2002 and 2001 have reduced stockholders’ equity.

     Middle Management Option Purchase Program — Pursuant to the terms of the Middle Management Option Purchase Program (the “Management Program”), created on July 1, 2000, the Company is authorized by the MDC board of directors to lend eligible members of middle management of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the equity incentive plans, subject to certain maximum amounts as set forth under the Management Program. Notes receivable under the Management Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. At December 31, 2002, there were no loans outstanding under the Management Program.

     Director Equity Incentive Plans — The Director Equity Incentive Plan was adopted by the Company in June 1993 (the “Director Plan”) to provide for the grant of stock options to non-employee directors of the Company. The Director Plan provided for an initial authorization of 363,000 shares of MDC common stock (restated for stock dividends) for issuance thereunder plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Plan. During 1997, the board of directors authorized, and the Company’s stockholders approved, an additional 423,500 shares of MDC common stock (restated for stock dividends) for issuance under the Director Plan. Pursuant to the Director Plan, on December 1 of each year, each non-employee director of the Company was granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Plan vested immediately and expires five years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option. The Company’s ability to make further grants under the Director Plan was terminated in March 2001.

     In March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 550,000 shares of MDC common stock (restated for the December 28, 2001 stock dividend) for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. On October 1, 2002, options to purchase 125,000 shares of MDC common stock were granted to directors pursuant to the Director Stock Option Plan. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option.

     A summary of the changes in stock options during each of the three years ended December 31, 2002 is as follows (in shares of MDC common stock).

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding — beginning of year	3,509,199	$20.88	3,202,748	$15.18	2,886,002	$10.69
Granted	1,210,500	$35.56	1,180,520	$28.49	1,024,870	$23.17
Exercised	(528,214)	$14.50	(811,878)	$9.33	(532,675)	$6.74
Cancelled	(83,493)	$25.02	(62,191)	$22.17	(175,449)	$13.78

Options outstanding — end of year	4,107,992	$25.92	3,509,199	$20.88	3,202,748	$15.18
Available for future grant	1,608,825		1,914,935		192,340

Total shares reserved — end of year	5,716,817		5,424,134		3,395,088

Options exercisable December 31	1,722,752	$20.40	1,395,718	$16.13	1,367,059	$10.40

The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

	Options Outstanding			Options Exercisable

		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price

$ 9.41 - $16.58	1,042,443	1.64	$13.29	850,197	$13.37
$17.20 - $29.05	1,856,299	6.45	$26.75	746,868	$25.73
$32.68 - $36.31	1,039,750	6.86	$33.97	125,687	$36.29
$36.32 - $52.35	169,500	6.08	$45.07	- -	- -

	4,107,992	5.32	$25.92	1,722,752	$20.40

     MDC Common Stock Repurchase Programs — On January 24, 2000, the MDC board of directors authorized the repurchase of up to 1,000,000 shares of MDC common stock. The repurchase of MDC common stock under this program was completed in March 2000 at per share prices ranging from $13.53 to $14.78, with an average cost of $14.06. On February 21, 2000, the MDC board of directors authorized another program to repurchase up to 2,000,000 additional shares of MDC common stock. On December 18, 2002, the MDC board of directors authorized the repurchase of an additional 1,000,000 shares of MDC common stock, bringing the total authorization under this program to 3,000,000 shares. During 2002, the Company repurchased 789,000 shares of MDC common stock, bringing the total shares repurchased under this program to 1,853,300 and leaving 1,146,700 shares available to be repurchased as of December 31, 2002. The per share prices, including commissions, for the 1,853,300 shares repurchased ranged from $13.85 to $40.48, with an average cost of $26.99. At December 31, 2002 and 2001, the Company held 5,373,000 shares and 4,809,000 shares of treasury stock with average purchase prices of $13.46 and $9.45, respectively.

H. Homebuilding Asset Impairment Charges

     No homebuilding assets impairment charges were recorded by the Company in 2002. Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000 and $4,200,000 in 2001 and 2000, respectively. The Company’s assets to which these impairment charges related are summarized as follows (in thousands).

	Year Ended December 31,

	2002		2001	2000

Completed homes and homes under construction	$	- -	$1,075	$	- -
Land under development and other		- -	5,966		4,200

Total	$	- -	$7,041		$4,200

     The 2001 asset impairment charges resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area. These four projects had experienced a much slower than anticipated home order pace and a significant increase in sales incentive requirements. The three San Francisco Bay area projects offered homes with prices originally averaging over $650,000, and each was impacted adversely by substantial reductions in home selling prices by competing projects. All four of these projects performed better than expected in 2002 and, currently, have no homes remaining to be sold. The 2000 asset impairment charges resulted from the write-down to fair value of two homebuilding projects in Southern California that experienced a reduced home order pace and significantly higher sales incentives than anticipated.

I. Interest Activity

     The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note B. Interest activity, in total and by business segment, is shown below (in thousands).

	Year Ended December 31,

	2002	2001	2000

Total Interest Incurred
Corporate and homebuilding	$21,116	$22,498	$24,367
Financial services	1,822	2,666	3,115

Total interest incurred	$22,938	$25,164	$27,482

Corporate and Homebuilding Interest
Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$17,358	$19,417	$17,406
Interest incurred	21,116	22,498	24,367
Previously capitalized interest included in cost of sales	(20,691)	(24,557)	(22,356)

Interest capitalized in homebuilding inventory, end of period	$17,783	$17,358	$19,417

Financial Services Net Interest Income
Interest income	$6,170	$6,210	$5,428
Interest expense	(1,822)	(2,666)	(3,115)

Net interest income	$4,348	$3,544	$2,313

J. Income Taxes

     Total income taxes have been allocated as follows (in thousands).

	Year Ended December 31,

	2002	2001	2000

Provision for income taxes	$106,739	$99,672	$79,898
Stockholders’ equity, related to exercise of stock options	(5,525)	(8,541)	(1,439)

Total income taxes	$101,214	$91,131	$78,459

The significant components of the provision for income taxes are as follows (in thousands).

	Year Ended December 31,

	2002	2001	2000

Current tax expense
Federal	$88,999	$85,797	$79,115
State	13,639	12,135	11,403

Total current	102,638	97,932	90,518

Deferred tax expense (benefit)
Federal	3,906	1,471	(10,159)
State	195	269	(461)

Total deferred	4,101	1,740	(10,620)

Provision for income taxes	$106,739	$99,672	$79,898

     The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,

	2002	2001	2000

Tax expense computed at statutory rate	$95,915	$89,385	$71,120
Increase due to
Permanent differences between financial statement income and taxable income	175	242	175
State income tax, net of federal benefit	8,615	8,297	7,024
Other, net	2,034	1,748	1,579

Provision for income taxes	$106,739	$99,672	$79,898

Effective tax rate	39.0%	39.0%	39.3%

     The tax effects of the temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	December 31,

	2002	2001

Deferred tax assets
Warranty, litigation and other reserves	$23,979	$21,226
Inventory impairment charges	2,748	4,982
Accrued liabilities	5,175	4,734
Inventory, additional costs capitalized for tax purposes	10,343	9,134
Property, equipment and other assets, net	(521)	136

Total gross deferred tax assets	41,724	40,212

Deferred tax liabilities
Deferred revenue	10,129	7,708
Inventory, additional costs capitalized for financial statement purposes	1,222	823
Subsidiaries not consolidated for tax purposes	2,194	1,633
Other, net	2,199	(33)

Total gross deferred tax liabilities	15,744	10,131

Net deferred tax asset	$25,980	$30,081

K. Earnings Per Share

     Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Share
Net income	$167,305	$155,715	$123,303

Basic weighted-average shares outstanding	26,767	26,421	25,974

Per share amounts	$6.25	$5.89	$4.75

Diluted Earnings Per Share
Net income	$167,305	$155,715	$123,303

Basic weighted-average shares outstanding	26,767	26,421	25,974
Stock options, net	987	811	582

Diluted weighted-average shares outstanding	27,754	27,232	26,556

Per share amounts	$6.03	$5.72	$4.64

L. Legal Proceedings

     In the normal course of business, the Company is a defendant in cases primarily relating to construction defects. These cases seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has reserved for these cases based upon information provided to it by its legal counsel, including counsel’s ongoing evaluation of the merits of the claims and defenses and the likelihood of the Company prevailing in these cases. At December 31, 2002, none of these cases were expected to result in a cash expenditure of greater than $850,000. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

M. Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value.

     Cash and Cash Equivalents — For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.

     Investments and Marketable Securities, Net — Investments in marketable equity securities (other than the QSF assets, see Note A) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

     Mortgage Loans Held in Inventory — The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans that have no forward commitments, loans in inventory are stated at the lower of cost or market. Accordingly, the carrying value is a reasonable estimate of fair value.

     Lines of Credit — The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. Accordingly, the carrying value is a reasonable estimate of fair value.

     Senior Notes — The estimated fair value of the senior notes in the following table are based on dealer quotes.

	December 31, 2002		December 31, 2001

	Recorded	Estimated	Recorded	Estimated
	Amount	Fair Value	Amount	Fair Value

7% Senior Notes due 2012	$148,422	$145,688	$ - -	$ - -
8 3/8% Senior Notes due 2008	$174,568	$180,915	$174,503	$176,995

N. Commitments and Contingencies

     The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) the availability and cost of performance bonds and insurance covering risks associated with our business; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company’s operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona, Nevada, Utah and Texas.

     To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2002, commitments by HomeAmerican to originate mortgage loans totaled $39,152,000 at market rates of interest. At December 31, 2002, unexpired short-term forward commitments to sell loans totaled $137,588,000 at market rates of interest.

     MDC leases office space, equipment and certain of its model show homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $7,742,000 in 2003, $6,933,000 in 2004, $5,725,000 in 2005, $3,437,000 in 2006 and $3,331,000 in 2007 and thereafter. Rent expense under cancelable and non-cancelable leases totaled $8,436,000, $6,758,000 and $6,531,000 in 2002, 2001, and 2000, respectively.

     The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2002, MDC had outstanding approximately $25,019,000 and $181,124,000 of letters of credit and performance bonds, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be unexpectedly called.

O. Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,

	2002	2001	2000

Cash paid during the year for
Interest	$20,276	$22,881	$29,933
Income taxes	$85,304	$83,227	$89,802

P. Related Party Transactions

     MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

     Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $180,000, $246,000 and $240,000 in 2002, 2001 and 2000, respectively.

     Prior to 2002, the Company utilized in the ordinary course of business the services of a marketing and communications firm that is owned by the brother-in-law of an officer and director of the Company. Total fees paid for advertising and marketing design services were $246,000 and $412,000, respectively, for 2001 and 2000.

     The spouse of an officer and director of the Company owns a company that provides consulting services to the Company. Total fees paid for these services were $240,000 in both 2002 and 2001, and $220,000 in 2000.

     During 2001, the Company contributed 57,889 shares of MDC common stock valued at $2,000,000 to the MDC Holdings Foundation (the “Foundation”), a Delaware not-for-profit corporation that was incorporated on

September 30, 2000. During 2000, the Company contributed $2,000,000 to the Foundation, consisting of 58,033 shares of MDC common stock valued at $1,900,000 and $100,000 in cash. The Company made no contributions to the Foundation in 2002. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

Q. Summarized Quarterly Consolidated Financial Information (Unaudited)

     Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 2002 is as follows (in thousands, except per share amounts).

	Quarter

	Fourth	Third	Second	First

2002
Revenues	$771,022	$581,698	$509,430	$456,374

Home gross profit margin	$169,773	$133,154	$111,809	$104,106

Net income	$57,074	$43,559	$34,336	$32,336

Earnings Per Share
Basic	$2.14	$1.63	$1.27	$1.21

Diluted	$2.08	$1.57	$1.22	$1.16

Weighted-Average Shares Outstanding
Basic	26,626	26,727	27,001	26,714

Diluted	27,379	27,680	28,102	27,773

2001
Revenues	$676,605	$521,312	$508,235	$419,722

Home gross profit margin	$147,060	$122,218	$117,834	$95,283

Net income	$47,064	$40,525	$38,843	$29,283

Earnings Per Share
Basic	$1.77	$1.52	$1.47	$1.13

Diluted	$1.73	$1.48	$1.42	$1.09

Weighted-Average Shares Outstanding
Basic	26,562	26,654	26,468	25,933

Diluted	27,226	27,370	27,316	26,938

R. Supplemental Guarantor Information

     The 7% Senior Notes and the 8 3/8% Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc. Richmond American Homes of Colorado, Inc., M.D.C. Land Corporation, Richmond American Construction, Inc., Richmond American Homes of West Virginia, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Texas, Inc., RAH of Texas, LP and RAH Texas Holdings, LLC (collectively, the “Guarantor Subsidiaries”). Non-guarantor subsidiaries primarily consist of HomeAmerican, American Home Title and Escrow Company, American Home Insurance Agency, Inc. and Lion Insurance Company (collectively, the “Non-Guarantor Subsidiaries”). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2002
(In thousands)

				Non-
		Guarantor		Guarantor	Eliminating
	MDC	Subsidiaries		Subsidiaries	Entries		Total

ASSETS
Corporate
Cash and cash equivalents	$23,164	$	- -	$ - -	$	- -	$23,164
Investments in and advances to parent and subsidiaries	345,214		774	(2,645)		(343,343)	- -
Other assets	49,017		- -	(2,173)		- -	46,844

	417,395		774	(4,818)		(343,343)	70,008

Homebuilding
Cash and cash equivalents	- -		4,171	515		- -	4,686
Home sales and other accounts receivable	- -		3,317	202		- -	3,519
Inventories, net
Housing completed or under construction	- -		578,475	- -		- -	578,475
Land and land under development	- -		656,843	- -		- -	656,843
Other assets	- -		48,168	17,768		- -	65,936

	- -		1,290,974	18,485		- -	1,309,459

Financial services	- -		- -	215,713		- -	215,713

Total Assets	$417,395		$1,291,748	$229,380		$(343,343)	$1,595,180

LIABILITIES
Corporate
Accounts payable and accrued expenses	$63,772	$	- -	$99	$	- -	$63,871
Advances and notes payable — parent and subsidiaries	(673,479)		658,804	14,675		- -	- -
Income taxes payable	(90,854)		108,829	3,596		- -	21,571
Senior notes, net	322,990		- -	- -		- -	322,990

	(377,571)		767,633	18,370		- -	408,432

Homebuilding
Accounts payable and accrued expenses	- -		204,615	5,986		- -	210,601
Line of credit	- -		- -	- -		- -	- -

	- -		204,615	5,986		- -	210,601

Financial services	- -		- -	175,580		- -	175,580

Total Liabilities	(377,571)		972,248	199,936		- -	794,613

STOCKHOLDERS’ EQUITY	794,966		319,500	29,444		(343,343)	800,567

Total Liabilities and Stockholders’ Equity	$417,395		$1,291,748	$229,380		$(343,343)	$1,595,180

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2001
(In thousands)

				Non-
		Guarantor		Guarantor	Eliminating
	MDC	Subsidiaries		Subsidiaries	Entries	Total

ASSETS
Corporate
Cash and cash equivalents	$31,322	$	- -	$ - -	$ - -	$31,322
Investments in and advances to parent and subsidiaries	330,944		465	(1,951)	(329,458)	- -
Other assets	42,869		- -	(521)	- -	42,348

	405,135		465	(2,472)	(329,458)	73,670

Homebuilding
Cash and cash equivalents	- -		4,352	408	- -	4,760
Home sales and other accounts receivable	- -		3,744	169	(1,292)	2,621
Inventories, net
Housing completed or under construction	- -		456,752	- -	- -	456,752
Land and land under development	- -		450,502	- -	- -	450,502
Other assets	- -		32,063	17,481	- -	49,544

	- -		947,413	18,058	(1,292)	964,179

Financial services	- -		- -	153,107	- -	153,107

Total Assets	$405,135		$947,878	$168,693	$(330,750)	$1,190,956

LIABILITIES
Corporate
Accounts payable and accrued expenses	$60,684	$	- -	$443	$8	$61,135
Advances and notes payable — parent and subsidiaries	(375,290)		365,801	9,489	- -	- -
Income taxes payable	(100,585)		102,864	7,674	- -	9,953
Senior notes, net	174,503		- -	- -	- -	174,503

	(240,688)		468,665	17,606	8	245,591

Homebuilding
Accounts payable and accrued expenses	- -		168,935	6,020	- -	174,955
Line of credit	- -		- -	- -	- -	- -

	- -		168,935	6,020	- -	174,955

Financial services	- -		- -	117,878	(1,299)	116,579

Total Liabilities	(240,688)		637,600	141,504	(1,291)	537,125

STOCKHOLDERS’ EQUITY	645,823		310,278	27,189	(329,459)	653,831

Total Liabilities and Stockholders’ Equity	$405,135		$947,878	$168,693	$(330,750)	$1,190,956

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Year Ended December 31, 2002

				Non-
			Guarantor	Guarantor	Eliminating
	MDC		Subsidiaries	Subsidiaries	Entries	Total

REVENUES
Homebuilding	$	- -	$2,268,996	$3,493	$(294)	$2,272,195
Financial services		- -	- -	45,356	- -	45,356
Corporate		947	- -	26	- -	973
Equity in earnings of subsidiaries		185,452	- -	- -	(185,452)	- -

Total Revenues		186,399	2,268,996	48,875	(185,746)	2,318,524

COSTS AND EXPENSES
Homebuilding		480	1,993,711	1,062	(18,662)	1,976,591
Financial services		- -	- -	21,162	- -	21,162
Corporate general and administrative		46,727	- -	- -	- -	46,727
Corporate and homebuilding interest		(18,662)	- -	- -	18,662	- -

Total Expenses		28,545	1,993,711	22,224	- -	2,044,480

Income before income taxes		157,854	275,285	26,651	(185,746)	274,044
Provision for income taxes		12,474	(108,828)	(10,385)	- -	(106,739)

NET INCOME		$170,328	$166,457	$16,266	$(185,746)	$167,305

Year Ended December 31, 2001

				Non-
			Guarantor	Guarantor	Eliminating
	MDC		Subsidiaries	Subsidiaries	Entries	Total

REVENUES
Homebuilding	$	- -	$2,082,555	$4,017	$(228)	$2,086,344
Financial services		- -	- -	38,566	- -	38,566
Corporate		917	- -	47	- -	964
Equity in earnings of subsidiaries		174,402	- -	- -	(174,402)	- -

Total Revenues		175,319	2,082,555	42,630	(174,630)	2,125,874

COSTS AND EXPENSES
Homebuilding		529	1,821,793	265	(15,510)	1,807,077
Financial services		- -	- -	17,450	- -	17,450
Corporate general and administrative		45,960	- -	- -	- -	45,960
Corporate and homebuilding interest		(15,510)	- -	- -	15,510	- -

Total Expenses		30,979	1,821,793	17,715	- -	1,870,487

Income before income taxes		144,340	260,762	24,915	(174,630)	255,387
Provision for income taxes		13,017	(102,863)	(9,826)	- -	(99,672)

NET INCOME		$157,357	$157,899	$15,089	$(174,630)	$155,715

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Year Ended December 31, 2000

				Non-
			Guarantor	Guarantor	Eliminating
	MDC		Subsidiaries	Subsidiaries	Entries	Total

REVENUES
Homebuilding	$	- -	$1,709,939	$11,808	$(188)	$1,721,559
Financial services		- -	- -	28,925	- -	28,925
Corporate		1,024	- -	37	- -	1,061
Equity in earnings of subsidiaries		139,090	- -	- -	(139,090)	- -

Total Revenues		140,114	1,709,939	40,770	(139,278)	1,751,545

COSTS AND EXPENSES
Homebuilding		103	1,504,103	332	(10,298)	1,494,240
Financial services		- -	- -	14,643	- -	14,643
Corporate general and administrative		39,461	- -		- -	39,461
Corporate and homebuilding interest		(10,298)	- -	- -	10,298	- -

Total Expenses		29,266	1,504,103	14,975	- -	1,548,344

Income before income taxes		110,848	205,836	25,795	(139,278)	203,201
Provision for income taxes		7,682	(78,478)	(9,102)	- -	(79,898)

NET INCOME		$118,530	$127,358	$16,693	$(139,278)	$123,303

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC

Net cash provided by (used in) operating activities	$14,770	$(140,207)	$(40,698)	$(294)	$(166,429)

Net cash used in investing activities	(10,177)	(2,018)	(246)	- -	(12,441)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	(129,237)	142,044	(12,807)	- -	- -
Lines of credit
Advances	2,573,200	- -	54,432	- -	2,627,632
Principal payments	(2,573,200)	- -	- -	- -	(2,573,200)
Net proceeds from issuance of senior notes	146,791	- -	- -	- -	146,791
Dividend payments	(8,586)	- -	- -	294	(8,292)
Stock repurchases	(29,403)	- -	- -	- -	(29,403)
Proceeds from exercise of stock options	7,684	- -	- -	- -	7,684

Net cash provided by (used in) financing activities	(12,751)	142,044	41,625	294	171,212

Net increase (decrease) in cash and cash equivalents	(8,158)	(181)	681	- -	(7,658)
Cash and cash equivalents
Beginning of year	31,322	4,352	926	- -	36,600

End of year	$23,164	$4,171	$1,607	$ - -	$28,942

Year Ended December 31, 2001

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC

Net cash provided by (used in) operating activities	$11,322	$101,428	$(19,271)	$(228)	$93,251

Net cash used in investing activities	(1,386)	(1,607)	(226)	- -	(3,219)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	105,933	(100,261)	(5,672)	- -	- -
Lines of credit
Advances	1,841,000	- -	25,183	- -	1,866,183
Principal payments	(1,931,000)	- -	- -	- -	(1,931,000)
Dividend payments	(6,684)	- -	- -	228	(6,456)
Stock repurchases	(3,845)	- -	- -	- -	(3,845)
Proceeds from exercise of stock options	7,571	- -	- -	- -	7,571

Net cash provided by (used in) financing activities	12,975	(100,261)	19,511	228	(67,547)

Net increase (decrease) in cash and cash equivalents	22,911	(440)	14	- -	22,485
Cash and cash equivalents
Beginning of year	8,411	4,792	912	- -	14,115

End of year	$31,322	$4,352	$926	$ - -	$36,600

M.D.C. Holdings, Inc.
Supplemental Combining Statement of Cash Flows
(In thousands)
Year Ended December 31, 2000

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC

Net cash used in operating activities	$(27,901)	$(34,861)	$(507)	$(188)	$(63,457)

Net cash used in investing activities	(1,633)	(1,167)	(360)	- -	(3,160)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	(13,081)	35,957	(22,876)	- -	- -
Lines of credit
Advances	1,696,900	- -	24,225	- -	1,721,125
Principal payments	(1,646,900)	- -	- -	- -	(1,646,900)
Dividend payments	(5,408)	- -	- -	188	(5,220)
Stock repurchases	(30,828)	- -	- -	- -	(30,828)
Proceeds from exercise of stock options	3,625	- -	- -	- -	3,625

Net cash provided by financing activities	4,308	35,957	1,349	188	41,802

Net increase (decrease) in cash and cash equivalents	(25,226)	(71)	482	- -	(24,815)
Cash and cash equivalents
Beginning of year	33,637	4,863	430	- -	38,930

End of year	$8,411	$4,792	$912	$ - -	$14,115

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareowners to be held on or about April 28, 2003.

Item 11. Executive Compensation.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareowners to be held on or about April 28, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareowners to be held on or about April 28, 2003.

Item 13. Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement for its 2003 Annual Meeting of Shareowners to be held on or about April 28, 2003.

Item 14. Controls and Procedures.

     Management of MDC recognizes their responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”) is accurately processed, summarized and reported within the required time period). MDC has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC’s senior management, including its chief financial officer, general counsel, treasurer, and all homebuilding and mortgage lending presidents and vice presidents of finance.

     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision, and with the participation, of the Company’s management, including the chief executive officer and the chief financial officer. This evaluation was performed within 90 days of filing this report on Form 10-K. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	1.	Financial Statements

     The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

(a)	2.	Financial Statements Schedules

     All schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.

(a)	3.	Exhibits

3.1(a)	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.1(b)	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2(a)	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2(b)	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.2	Form of Certificate for shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 33-426). *

4.3	Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated June 30, 2002). *

4.4	Form of Guaranty agreement dated as of July 30, 2002 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF WEST VIRGINIA, INC., RICHMOND AMERICAN HOMES OF CALIFORNIA (INLAND EMPIRE), INC., RICHMOND AMERICAN HOMES OF UTAH, INC., RICHMOND AMERICAN HOMES OF TEXAS, INC., M.D.C. LAND CORPORATION, RICHMOND AMERICAN CONSTRUCTION, INC., RAH TEXAS HOLDINGS, LLC, and RAH OF TEXAS, LP (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated June 30, 2002). *

4.5	Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of July 30, 2002 payable to each of the Banks named in the Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-Q dated June 30, 2002). *

4.6	Commitment and Acceptance dated as of December 5, 2002, among the Registrant, Bank One, NA, as Administrative Agent, and Guaranty Bank, SunTrust Bank and Citicorp North America, Inc.

4.7	Form of Amended and Restated Promissory Note, dated December 5, 2002, payable to each of Guaranty Bank and SunTrust Bank.

4.8	Form of Promissory Note, dated December 5, 2002, payable to Citicorp North America, Inc.

4.9	Consent of Guarantors, dated as of December 5, 2002.

4.10	Commitment and Acceptance dated as of January 8, 2003, among the Registrant, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A.

4.11	Form of Amended and Restated Promissory Note, dated January 8, 2003, payable to Wachovia Bank, N.A.

4.12	Consent of Guarantors, dated as of January 8, 2003.

4.13	Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company’s Post Effective Amendment No. 1 to Form S-3). *

4.14	FIRST SUPPLEMENTAL INDENTURE, dated as of December 7, 2001 by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association (the “Trustee”), and each of the following wholly owned subsidiaries of the Company (individually a “Guarantor,” and together with any other Subsidiary of the Company that executes and delivers a supplemental indenture pursuant to Section 1.04 hereof, the “Guarantors”): Richmond American Homes of California, Inc., a Colorado corporation, Richmond American Homes of Maryland, Inc., a Maryland corporation, Richmond American Homes of Nevada, Inc., a Colorado corporation, Richmond American Homes of Virginia, Inc., a Virginia corporation, Richmond American Homes of Arizona, Inc., a Delaware corporation, and Richmond American Homes of Colorado, Inc., a Delaware corporation, including the Form of Guaranty executed by each Guarantor (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

4.15	Second Supplemental Indenture, dated as of July 30, 2002 by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee (the “Trustee”), and each of the following wholly owned subsidiaries of the Company (collectively, the “Additional Guarantors”): M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., and Richmond American Homes of West Virginia, Inc., including the Form of Guaranty executed by each Additional Guarantor (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-Q dated June 30, 2002). *

10.1	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.2	The Company’s Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.3(a)	First Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated March 24, 1997 relating to the 1997 Annual Meeting of Stockholders). *

10.3(b)	Second Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1998). *

10.4(a)	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.4(b)	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.5	Indemnification Agreements by and among the Company and Larry A. Mizel (“Mizel”) and David D. Mandarich (“Mandarich”) dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.6(a)	Consulting Agreement effective October 1, 1998 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 1998). *

10.6(b)	Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 25, 1999 amending the Consulting Agreement effective October 1, 1998 between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q dated September 30, 1999). *

10.6(c)	Letter Agreement between the Registrant and Gilbert Goldstein, P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2000). *

10.6(d)	Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 22, 2001 amending the consulting Agreement effective October 1, 1998 between Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2001). *

10.7	Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.8	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.9	M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K dated December 31, 2000). *

10.10(a)	Forms of Promissory Notes and Pledge Agreements dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company’s common stock (incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K dated December 31, 1996). *

10.10(b)	Forms of Promissory Notes and Pledge Agreements dated December 18, 1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company’s common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company’s Annual Report on Form 10-K dated December 31, 1997). *

10.11(a)	Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 14, 1998). *

10.11(b)	Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated January 14, 1998). *

10.12(a)	Change in Control Agreement between M.D.C. Holdings, Inc. and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.12(b)	Change in Control Agreement between M.D.C. Holdings, Inc. and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.12(c)	Form of Change in Control Agreement between M.D.C. Holdings, Inc. and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.13	Independent Contractor Agreement between Mizel Design and Decorating Company and M.D.C. Holdings, Inc. effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K dated December 31, 2000). *

10.14	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 1999). *

10.15	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q dated June 30, 1999). *

10.15(a)	First Amendment to the M.D.C. Holdings, Inc. 401(k) Savings Plan effective June 1, 2001 (incorporated herein by reference to Exhibit 10.15(a) of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

10.16	Third Amendment to the M.D.C. Holdings, Inc. Director Incentive Plan effective May 21, 2001 (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

10.17	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.18	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.19	Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002, among HomeAmerican Mortgage Corporation and the Banks which are signatories thereto and U.S. Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002). *

10.20	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust.

10.21	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

99.1	Certification by Larry A. Mizel, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

(b)	Reports on Form 8-K during the fourth quarter of 2002:

(1)	Form 8-K (Item 5) dated November 25, 2002 reporting information in connection with the offering of $150,000,000 of the Registrant’s 7% Senior Notes due 2012:

1.	On November 25, 2002, the Registrant and certain of its subsidiaries entered into an Underwriting Agreement.

2.	On December 3, 2002, the Registrant entered into an Indenture and the Registrant and certain of its subsidiaries entered into a Supplemental Indenture.

3.	Holme Roberts & Owen LLP provided the Registrant with the legal opinion.

(2)	Form 8-K (Item 5) dated November 25, 2002 reporting the Statement of Eligibility of Trustee on Form T-1 of U.S. Bank National Association.

(3)	Form 8-K (Item 5) dated November 25, 2002 reporting the Computation of Ratio of Earnings to Fixed Charges.

(4)	Form 8-K (Item 5) dated October 3, 2002, reporting the Company’s third quarter 2002 home orders, home closings and backlog press release.

(5)	Form 8-K (Item 5) dated September 19, 2002, reporting 2002 third quarter earnings press release.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 11th day of February, 2003 on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

By:	/s/ LARRY A. MIZEL Larry A. Mizel Chief Executive Officer

By:	/s/ PARIS G. REECE III Paris G. Reece III Executive Vice President, Chief Financial Officer and Principal Accounting Officer

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

Signature	Title	Date

/s/ LARRY A. MIZEL Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 11, 2003

/s/ DAVID D. MANDARICH David D. Mandarich	Director, President and Chief Operating Officer	February 11, 2003

/s/ STEVEN J. BORICK Steven J. Borick	Director	February 11, 2003

/s/ GILBERT GOLDSTEIN Gilbert Goldstein	Director	February 11, 2003

/s/ WILLIAM B. KEMPER William B. Kemper	Director	February 11, 2003

/s/ HERBERT T. BUCHWALD Herbert T. Buchwald	Director	February 11, 2003

/s/ DAVID E. BLACKFORD David E. Blackford	Director	February 11, 2003

(A Majority of the Board of Directors)

CHIEF EXECUTIVE OFFICER’S CERTIFICATION

I, Larry A. Mizel, certify that:

1.     I have reviewed this annual report on Form 10-K of M.D.C. Holdings, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 11, 2003	/s/ Larry A. Mizel Larry A. Mizel Chairman of the Board of Directors and Chief Executive Officer

CHIEF FINANCIAL OFFICER’S CERTIFICATION

I, Paris G. Reece III, certify that:

1.	I have reviewed this annual report on Form 10-K of M.D.C. Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 11, 2003	/s/ Paris G. Reece III Paris G. Reece III Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

3.1(a)	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.1(b)	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2(a)	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2(b)	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.2	Form of Certificate for shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, Registration No. 33-426). *

4.3	Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated June 30, 2002). *

EXHIBIT
NUMBER	DESCRIPTION

4.4	Form of Guaranty agreement dated as of July 30, 2002 by certain subsidiaries of M.D.C. Holdings, Inc., including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF WEST VIRGINIA, INC., RICHMOND AMERICAN HOMES OF CALIFORNIA (INLAND EMPIRE), INC., RICHMOND AMERICAN HOMES OF UTAH, INC., RICHMOND AMERICAN HOMES OF TEXAS, INC., M.D.C. LAND CORPORATION, RICHMOND AMERICAN CONSTRUCTION, INC., RAH TEXAS HOLDINGS, LLC, and RAH OF TEXAS, LP (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated June 30, 2002). *

4.5	Form of Promissory Note of M.D.C. Holdings, Inc. as Maker dated as of July 30, 2002 payable to each of the Banks named in the Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-Q dated June 30, 2002). *

4.6	Commitment and Acceptance dated as of December 5, 2002, among the Registrant, Bank One, NA, as Administrative Agent, and Guaranty Bank, SunTrust Bank and Citicorp North America, Inc.

4.7	Form of Amended and Restated Promissory Note, dated December 5, 2002, payable to each of Guaranty Bank and SunTrust Bank.

4.8	Form of Promissory Note, dated December 5, 2002, payable to Citicorp North America, Inc.

4.9	Consent of Guarantors, dated as of December 5, 2002.

4.10	Commitment and Acceptance dated as of January 8, 2003, among the Registrant, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A.

4.11	Form of Amended and Restated Promissory Note, dated January 8, 2003, payable to Wachovia Bank, N.A.

4.12	Consent of Guarantors, dated as of January 8, 2003.

4.13	Senior Notes Indenture dated as of January 28, 1998 by and between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2(a) of the Company’s Post Effective Amendment No. 1 to Form S-3). *

4.14	FIRST SUPPLEMENTAL INDENTURE, dated as of December 7, 2001 by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association (the “Trustee”), and each of the following wholly owned subsidiaries of the Company (individually a “Guarantor,” and together with any other Subsidiary of the Company that executes and delivers a supplemental indenture pursuant to Section 1.04 hereof, the “Guarantors”): Richmond American Homes of California, Inc., a Colorado corporation, Richmond American Homes of Maryland, Inc., a Maryland corporation, Richmond American Homes of Nevada, Inc., a Colorado corporation, Richmond American Homes of Virginia, Inc., a Virginia corporation, Richmond American Homes of Arizona, Inc., a Delaware corporation, and Richmond American Homes of Colorado, Inc., a Delaware corporation, including the Form of Guaranty executed by each Guarantor (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

EXHIBIT
NUMBER	DESCRIPTION

4.15	Second Supplemental Indenture, dated as of July 30, 2002 by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee (the “Trustee”), and each of the following wholly owned subsidiaries of the Company (collectively, the “Additional Guarantors”): M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., and Richmond American Homes of West Virginia, Inc., including the Form of Guaranty executed by each Additional Guarantor (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-Q dated June 30, 2002). *

10.1	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.2	The Company’s Director Equity Incentive Plan (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.3(a)	First Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated March 24, 1997 relating to the 1997 Annual Meeting of Stockholders). *

10.3(b)	Second Amendment to M.D.C. Holdings, Inc. Director Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1998). *

10.4(a)	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.4(b)	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.5	Indemnification Agreements by and among the Company and Larry A. Mizel (“Mizel”) and David D. Mandarich (“Mandarich”) dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.6(a)	Consulting Agreement effective October 1, 1998 by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 1998). *

10.6(b)	Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 25, 1999 amending the Consulting Agreement effective October 1, 1998 between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q dated September 30, 1999). *

10.6(c)	Letter Agreement between the Registrant and Gilbert Goldstein, P.C. dated October 23, 2000 amending the Consulting Agreement effective October 1, 1998 between the Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2000). *

EXHIBIT
NUMBER	DESCRIPTION

10.6(d)	Letter Agreement between M.D.C. Holdings, Inc. and Gilbert Goldstein, P.C. dated October 22, 2001 amending the consulting Agreement effective October 1, 1998 between Registrant and Gilbert Goldstein, P.C. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2001). *

10.7	Form of Restricted Stock Agreement between the Company and certain officers and employees of the Company (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.8	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.9	M.D.C. Holdings, Inc. 2000 Executive Option Purchase Program, including form of Promissory Note and Pledge Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K dated December 31, 2000). *

10.10(a)	Forms of Promissory Notes and Pledge Agreements dated December 9, 1996 between M.D.C. Holdings, Inc. and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due on the portion of their 1996 performance bonuses paid in the form of the Company’s common stock (incorporated herein by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K dated December 31, 1996). *

10.10(b)	Forms of Promissory Notes and Pledge Agreements dated December 18, 1997 between the Company and Michael Touff and Paris G. Reece III related to amounts advanced to such persons in connection with income taxes due and the portion of their 1997 performance bonuses paid in the form of the Company’s common stock (incorporated herein by reference to Exhibit 10.16(b) of the Company’s Annual Report on Form 10-K dated December 31, 1997). *

10.11(a)	Employment Agreement between the Company and Larry A. Mizel dated October 1, 1997 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 14, 1998). *

10.11(b)	Employment Agreement between the Company and David D. Mandarich dated October 1, 1997 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated January 14, 1998). *

10.12(a)	Change in Control Agreement between M.D.C. Holdings, Inc. and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.12(b)	Change in Control Agreement between M.D.C. Holdings, Inc. and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.12(c)	Form of Change in Control Agreement between M.D.C. Holdings, Inc. and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.13	Independent Contractor Agreement between Mizel Design and Decorating Company and M.D.C. Holdings, Inc. effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K dated December 31, 2000). *

10.14	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 30, 1999). *

EXHIBIT
NUMBER	DESCRIPTION

10.15	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan & Trust Adoption Agreement between M.D.C. Holdings, Inc. and Key Trust Company National Association effective as of July 1, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q dated June 30, 1999). *

10.15(a)	First Amendment to the M.D.C. Holdings, Inc. 401(k) Savings Plan effective June 1, 2001 (incorporated herein by reference to Exhibit 10.15(a) of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

10.16	Third Amendment to the M.D.C. Holdings, Inc. Director Incentive Plan effective May 21, 2001 (incorporated herein by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K dated December 31, 2001). *

10.17	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.18	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.19	Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002, among HomeAmerican Mortgage Corporation and the Banks which are signatories thereto and U.S. Bank National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q dated September 30, 2002). *

10.20	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust.

10.21	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

99.1	Certification by Larry A. Mizel, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.