Form 10-Q
period 2003-03-31
MDC HOLDINGS INC
filed 2003-05-06
CIK 773141

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

                  For the quarterly period ended March 31, 2003

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

       As of May 2, 2003, approximately 25,950,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                          Page
                                                                           No.
                                                                          ----
Part I.       Financial Information

              Item 1.      Condensed Consolidated Financial Statements

                           Balance Sheets as of March 31, 2003
                             (Unaudited) and December 31, 2002............. 1

                           Statements of Income (Unaudited) for the three
                             months ended March 31, 2003 and 2002.......... 3

                           Statements of Cash Flows (Unaudited) for the
                             three months ended March 31, 2003 and 2002.... 4

                           Notes to Condensed Consolidated Financial
                             Statements (Unaudited)........................ 5

              Item 2.      Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.14

              Item 3.      Quantitative and Qualitative Disclosures About
                             Market Risk...................................23

              Item 4.      Controls and Procedures.........................24

Part II.      Other Information

              Item 1.      Legal Proceedings...............................25

              Item 4.      Submission of Matters to a Vote of Shareowners..25

              Item 5.      Other Information...............................25

              Item 6.      Exhibits and Reports on Form 8-K................25

              Signatures...................................................26

              Certifications...............................................27


                                        (a)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                      March 31,      December 31,
                                                                                        2003             2002
                                                                                   -------------    -------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................    $      51,832    $      23,164
   Property and equipment, net.................................................           10,683           10,851
   Deferred income taxes.......................................................           24,986           25,980
   Deferred debt issue costs, net..............................................            3,210            3,305
   Other assets, net...........................................................            6,386            6,708
                                                                                   -------------    -------------
                                                                                          97,097           70,008
                                                                                   -------------    -------------

Homebuilding
   Cash and cash equivalents...................................................            4,690            4,686
   Home sales and other accounts receivable....................................           23,592            3,519
   Inventories, net
     Housing completed or under construction...................................          634,677          578,475
     Land and land under development...........................................          643,698          656,843
   Prepaid expenses and other assets, net......................................           70,182           65,936
                                                                                   -------------    -------------
                                                                                       1,376,839        1,309,459

Financial Services
   Cash and cash equivalents...................................................            1,551            1,092
   Mortgage loans held in inventory............................................          133,891          207,938
   Other assets, net...........................................................            7,861            6,683
                                                                                   -------------    -------------
                                                                                         143,303          215,713
                                                                                   -------------    -------------

         Total Assets..........................................................    $   1,617,239    $   1,595,180
                                                                                   =============    =============


              See notes to condensed consolidated financial statements.
                                        -1-

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                     March 31,       December 31,
                                                                                       2003              2002
                                                                                  -------------     -------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................   $      48,235    $      63,871
   Income taxes payable.........................................................          26,031           21,571
   Senior notes, net............................................................         323,035          322,990
                                                                                   -------------    -------------
                                                                                         397,301          408,432
                                                                                   -------------    -------------
Homebuilding
   Accounts payable and accrued expenses........................................         204,650          210,601
   Line of credit...............................................................          90,000              - -
                                                                                   -------------    -------------
                                                                                         294,650          210,601
                                                                                   -------------    -------------
Financial Services
   Accounts payable and accrued expenses........................................          20,541           21,506
   Line of credit...............................................................          88,552          154,074
                                                                                   -------------    -------------
                                                                                         109,093          175,580
                                                                                   -------------    -------------
         Total Liabilities......................................................         801,044          794,613
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE H)..........................................             - -              - -
                                                                                   -------------    -------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 31,823,000 and
     31,802,000 shares issued, respectively, at March 31, 2003 and
     December 31, 2002..........................................................             318              318
   Additional paid-in capital...................................................         377,015          371,896
   Retained earnings............................................................         536,415          501,498
   Unearned restricted stock....................................................          (1,175)            (820)
   Accumulated other comprehensive income.......................................             129                2
                                                                                   -------------    -------------
                                                                                         912,702          872,894
   Less treasury stock, at cost; 5,913,000 and 5,373,000 shares, respectively,
     at March 31, 2003 and December 31, 2002....................................         (96,507)         (72,327)
                                                                                   -------------    -------------
         Total Stockholders' Equity.............................................         816,195          800,567
                                                                                   -------------    -------------

         Total Liabilities and Stockholders' Equity.............................   $   1,617,239    $   1,595,180
                                                                                   =============    =============

              See notes to condensed consolidated financial statements.
                                        -2-

                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                       2003          2002
                                                                                   -----------   -----------
REVENUES
   Homebuilding...............................................................     $   554,912   $   446,761
   Financial Services.........................................................          14,513         9,381
   Corporate..................................................................             217           232
                                                                                   -----------   -----------
       Total Revenues.........................................................         569,642       456,374
                                                                                   -----------   -----------

COSTS AND EXPENSES

   Homebuilding...............................................................         490,454       388,917
   Financial Services.........................................................           6,946         4,351
   Corporate general and administrative.......................................          11,476        10,060
                                                                                   -----------   -----------
       Total Costs and Expenses...............................................         508,876       403,328
                                                                                   -----------   -----------

Income before income taxes....................................................          60,766        53,046
Provision for income taxes....................................................         (23,729)      (20,710)
                                                                                   -----------   -----------
NET INCOME....................................................................     $    37,037   $    32,336
                                                                                   ===========   ===========

EARNINGS PER SHARE (NOTE I)

   Basic......................................................................     $      1.28   $      1.10
                                                                                   ===========   ===========

   Diluted....................................................................     $      1.24   $      1.06
                                                                                   ===========   ===========
WEIGHTED-AVERAGE SHARES OUTSTANDING (NOTE I)

   Basic......................................................................          28,995        29,385
                                                                                   ===========   ===========
   Diluted....................................................................          29,933        30,550
                                                                                   ===========   ===========

DIVIDENDS PAID PER SHARE......................................................     $       .08   $       .07
                                                                                   ===========   ===========

              See notes to condensed consolidated financial statements.
                                        -3-

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2003           2002
                                                                            -----------    -----------
OPERATING ACTIVITIES
   Net income........................................................       $    37,037    $    32,336
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities
        Depreciation and amortization................................             7,028          5,249
        Deferred income taxes........................................               994          2,702
        Net changes in assets and liabilities
               Home sales and other accounts receivable..............           (20,073)        (3,129)
               Homebuilding inventories..............................           (43,057)       (75,136)
               Prepaid expenses and other assets.....................            (9,246)        (8,455)
               Mortgage loans held in inventory......................            74,047         52,836
              Accounts payable and accrued expenses..................           (11,210)        (5,969)
        Other, net...................................................              (885)        (4,642)
                                                                            -----------    -----------
   Net cash provided by (used in) operating activities...............            34,635         (4,208)
                                                                            -----------    -----------
INVESTING ACTIVITIES
   Net purchase of property and equipment............................            (1,565)          (428)
                                                                            -----------    -----------
FINANCING ACTIVITIES
   Lines of credit
        Advances.....................................................           608,800        400,700
        Principal payments...........................................          (584,322)      (405,509)
   Dividend payments.................................................            (2,120)        (1,868)
   Stock repurchases.................................................           (26,731)           - -
   Proceeds from exercise of stock options...........................               434          3,622
                                                                            -----------    -----------
   Net cash used in financing activities.............................            (3,939)        (3,055)
                                                                            -----------    -----------
   Net increase (decrease) in cash and cash equivalents..............            29,131         (7,691)
   Cash and cash equivalents
        Beginning of period..........................................            28,942         36,600
                                                                            -----------    -----------
        End of period................................................       $    58,073    $    28,909
                                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2003           2002
                                                                            -----------    -----------
   Cash paid during the period for
        Interest.....................................................       $     7,973    $     7,765
        Income taxes.................................................       $    18,275    $     4,004


              See notes to condensed consolidated financial statements.
                                        -4-

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2003 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2002. Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in the current year.

         The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of income are not necessarily indicative of the results to be expected for the full year.

B.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Earnings per share and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of a 10% stock dividend declared on April 28, 2003 (see
Note I).

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                       2003          2002
                                                                                    -----------   -----------
           Basic Earnings Per Share

                   Net income.....................................................  $    37,037   $    32,336
                                                                                    ===========   ===========
                   Basic weighted-average shares outstanding......................       28,995        29,385
                                                                                    ===========   ===========
                   Per share amounts..............................................  $      1.28   $      1.10
                                                                                    ===========   ===========
           Diluted Earnings Per Share

                   Net income.....................................................  $    37,037   $    32,336
                                                                                    ===========   ===========
                   Basic weighted-average shares outstanding......................       28,995        29,385
                   Stock options, net.............................................          938         1,165
                                                                                    -----------   -----------
                   Diluted weighted-average shares outstanding....................       29,933        30,550
                                                                                    ===========   ===========
                   Per share amounts..............................................  $      1.24   $      1.06
                                                                                    ===========   ===========

C.    Stockholders' Equity

         Stock Repurchase Program - On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under this program to 4,350,000 shares. During the first quarter of 2003, the Company repurchased 727,100 shares of MDC common stock, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of March 31, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At March 31, 2003, the Company held 5,913,000 shares of treasury stock with an average purchase price of approximately $16 per share.

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 and related interpretations and, therefore, recorded no compensation expense in the determination of net income in the first three months of both 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the quarterly periods ended March 31, 2003 and 2002.

                                                                             Three Months Ended
                                                                                   March 31,
                                                                              2003          2002
                                                                          -----------   -----------
   Net income, as reported..............................................  $    37,037   $    32,336
   Deduct stock-based compensation expense determined using the fair
      value method, net of related tax effects..........................       (1,535)       (1,782)
                                                                          -----------   -----------
   Pro forma net income.................................................  $    35,502   $    30,554
                                                                          ===========   ===========
   Earnings per share
      Basic as reported.................................................  $      1.28   $      1.10
                                                                          ===========   ===========
      Basic pro forma...................................................  $      1.23   $      1.04
                                                                          ===========   ===========
      Diluted as reported...............................................  $      1.24   $      1.06
                                                                          ===========   ===========
      Diluted pro forma.................................................  $      1.19   $      1.00
                                                                          ===========   ===========

D.    Interest Activity

         The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note G. Interest activity, in total and by business segment, is shown below (in thousands).

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                              2003          2002
                                                                                           ----------    ----------
      Total Interest Incurred
           Corporate and homebuilding.................................................     $    7,052    $    4,041
           Financial services.........................................................            570           397
                                                                                           ----------    ----------
           Total interest incurred....................................................     $    7,622    $    4,438
                                                                                           ==========    ==========
      Corporate/Homebuilding Interest Capitalized
           Interest capitalized in homebuilding inventory, beginning of period........     $   17,783    $   17,358
           Interest incurred..........................................................          7,052         4,041
           Interest expense...........................................................            - -           - -
           Previously capitalized interest included in cost of sales..................         (4,803)       (4,462)
                                                                                           ----------    ----------
           Interest capitalized in homebuilding inventory, end of period..............     $   20,032    $   16,937
                                                                                           ==========    ==========
      Financial Services Net Interest Income
           Interest income............................................................     $    1,578    $    1,405
           Interest expense...........................................................           (570)         (397)
                                                                                           ----------    ----------
           Net interest income........................................................     $    1,008    $    1,008
                                                                                           ==========    ==========

E.    Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $450,000,000 to $538,000,000 in July 2002 and to $593,000,000 in December 2002. In January 2003,
the Company received an additional $7,000,000 lender commitment, bringing total commitments to $600,000,000. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At March 31, 2003, $90,000,000 was borrowed and $20,231,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2002, the Company received $25,000,000 in additional commitments on its mortgage lending bank line of credit (the "Mortgage Line"), increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. In December 2002, the Company received commitments to temporarily increase the borrowing limit to the maximum of $175,000,000. The temporary increase terminated on February 14, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2003, $88,552,000 was borrowed and an additional $12,046,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

F.    Warranty Reserves

         Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the condensed consolidated balance sheets and totaled $45,740,000 and $38,384,000, respectively, at March 31, 2003 and 2002. The first quarter 2003 warranty expense increased, compared with the same period in 2002, primarily in Colorado due to costs incurred in connection with moisture intrusion and related mold concerns. Reserves carried over from prior years primarily are the result of the Company's volume of homes closed increasing by over 300% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the quarters ended March 31, 2003 and 2002 is shown below (in thousands).

                                                                         Three Months Ended
                                                                              March 31,
                                                                       2003             2002
                                                                   ------------     ------------
   Warranty reserve balance at beginning of period............     $     44,743     $     38,430
   Warranty expense provided..................................            8,045            3,402
   Payments...................................................           (7,048)          (3,448)
                                                                   -------------    -------------
   Warranty reserve balance at end of period..................     $     45,740     $     38,384
                                                                   ============     ============

G.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                                                            Three Months
                                                                                           Ended March 31,
                                                                                        2003          2002
                                                                                     -----------   -----------
          Homebuilding
             Revenues
               Home sales.......................................................     $   553,575   $   445,167
               Land sales.......................................................             123           - -
               Other revenues...................................................           1,214         1,594
                                                                                     -----------   -----------
             Total Homebuilding Revenues........................................         554,912       446,761
                                                                                     -----------   -----------
               Home cost of sales...............................................         427,602       341,061
               Land cost of sales...............................................              87           - -
               Marketing expenses...............................................          33,600        25,663
               General and administrative expenses..............................          29,165        22,193
                                                                                     -----------   -----------
                                                                                         490,454       388,917
                  Homebuilding Operating Profit.................................          64,458        57,844
                                                                                     -----------   -----------
          Financial Services
             Revenues
               Net interest income..............................................           1,008         1,008
               Origination fees.................................................           4,660         4,229
               Gains on sales of mortgage servicing.............................             834           471
               Gains on sales of mortgage loans, net............................           7,342         3,461
               Mortgage servicing and other.....................................             669           212
                                                                                     -----------   -----------
             Total Financial Services Revenues..................................          14,513         9,381
             General and Administrative Expenses................................           6,946         4,351
                                                                                     -----------   -----------
                  Financial Services Operating Profit...........................           7,567         5,030
                                                                                     -----------   -----------
          Total Operating Profit................................................          72,025        62,874
                                                                                     -----------   -----------
          Corporate
               Interest and other revenues......................................             217           232
               General and administrative expenses..............................         (11,476)      (10,060)
                                                                                     -----------   -----------
                  Net Corporate Expenses........................................         (11,259)       (9,828)
                                                                                     -----------   -----------
          Income Before Income Taxes............................................     $    60,766   $    53,046
                                                                                     ===========   ===========

H.    Commitments and Contingencies

         The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At March 31, 2003, MDC had outstanding approximately $24,273,000 and $212,743,000 of letters of credit and performance bonds, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be unexpectedly called.

I.    Subsequent Event

         On April 28, 2003, MDC's board of directors approved the payment of a 10% stock dividend, which will be distributed on May 27, 2003 to shareowners of record on May 12, 2003. In accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic and diluted net income per share amounts and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of this stock dividend.

J.    Supplemental Guarantor Information

         The Company's senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of Colorado, Inc., M.D.C. Land Corporation, Richmond American Construction, Inc., Richmond American Homes of West Virginia, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Texas, Inc., RAH of Texas, LP and RAH Texas Holdings, LLC (collectively, the "Guarantor Subsidiaries"). Non-guarantor subsidiaries primarily consist of HomeAmerican Mortgage Corporation, American Home Title and Escrow Company, American Home Insurance Agency, Inc., Lion Insurance Company and StarAmerican Insurance Ltd. (collectively, the "Non-Guarantor Subsidiaries"). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                 March 31, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                               Non-
                                                              Guarantor      Guarantor     Eliminating
ASSETS                                             MDC      Subsidiaries    Subsidiaries     Entries         Total
                                              -----------    -----------    -----------   -----------     -----------
Corporate
   Cash and cash equivalents...............   $    51,832    $       - -    $       - -   $       - -     $    51,832
   Investments in and advances to
     parent and subsidiaries...............       190,231            242          7,018      (197,491)            - -
   Other assets............................        47,315            - -         (2,050)          - -          45,265
                                              -----------    -----------    -----------   -----------     -----------
                                                  289,378            242          4,968      (197,491)         97,097
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Cash and cash equivalents...............           - -          4,426            264           - -           4,690
   Home sales and other accounts
     receivable............................           - -         31,068            157        (7,633)         23,592
   Inventories, net
     Housing completed or under construction          - -        634,677            - -           - -         634,677
     Land and land under development.......           - -        643,698            - -           - -         643,698
   Other assets............................           - -         52,366         17,816           - -          70,182
                                              -----------    -----------    -----------   -----------     -----------
                                                      - -      1,366,235         18,237        (7,633)      1,376,839
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -        143,303           - -         143,303
                                              -----------    -----------    -----------   -----------     -----------
         Total Assets......................   $   289,378    $ 1,366,477    $   166,508   $  (205,124)    $ 1,617,239
                                              ===========    ===========    ===========   ===========     ===========

LIABILITIES
Corporate
   Accounts payable and accrued expenses.     $    48,123    $       - -    $       112   $        - -   $    48,235
   Advances and notes payable - parent and
     subsidiaries..........................      (988,212)       973,306         14,906            - -           - -
   Income taxes payable....................         5,549         17,749          2,733            - -        26,031
   Senior notes, net.......................       323,035            - -            - -            - -       323,035
                                              -----------    -----------    -----------   ------------   -----------
                                                 (611,505)       991,055         17,751            - -       397,301
                                              -----------    -----------    -----------   ------------   -----------
Homebuilding
   Accounts payable and accrued expenses..            - -        199,963          4,687            - -       204,650
   Lines of credit.........................        90,000            - -            - -            - -        90,000
                                              -----------    -----------    -----------   ------------   -----------
                                                   90,000        199,963          4,687            - -       294,650
                                              -----------    -----------    -----------   ------------   -----------
 Financial Services                                   - -            - -        116,726         (7,633)      109,093
                                              -----------    -----------    -----------   ------------   -----------
         Total Liabilities.................      (521,505)     1,191,018        139,164         (7,633)      801,044
                                              -----------    -----------    -----------   ------------   -----------
 STOCKHOLDERS' EQUITY......................       810,883        175,459         27,344       (197,491)      816,195
                                              -----------    -----------    -----------   ------------   -----------
         Total Liabilities and
           Stockholders' Equity............   $   289,378    $ 1,366,477    $   166,508  $    (205,124)  $ 1,617,239
                                              ===========    ===========    ===========  =============   ===========

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2002
                                 (In thousands)

                                                                             Non-
                                                              Guarantor    Guarantor     Eliminating
ASSETS                                             MDC      Subsidiaries  Subsidiaries     Entries         Total
                                              -----------   -----------   -----------   -----------    ------------
Corporate
   Cash and cash equivalents...............   $    23,164   $       - -   $       - -   $       - -    $     23,164
   Investments in and advances to parent
     and subsidiaries......................       345,214           774        (2,645)     (343,343)            - -
   Other assets ...........................        49,017           - -        (2,173)          - -          46,844
                                              -----------   -----------   -----------   -----------    ------------
                                                  417,395           774        (4,818)     (343,343)         70,008
                                              -----------   -----------   -----------   -----------    ------------
Homebuilding
   Cash and cash equivalents...............           - -         4,171           515           - -           4,686
   Home sales and other accounts receivable           - -         3,317           202           - -           3,519
   Inventories, net
     Housing completed or under construction          - -       578,475           - -           - -         578,475
     Land and land under development.......           - -       656,843           - -           - -         656,843
   Other assets............................           - -        48,168        17,768           - -          65,936
                                              -----------   -----------   -----------   -----------    ------------
                                                      - -     1,290,974        18,485           - -       1,309,459
                                              -----------   -----------   -----------   -----------    ------------
Financial services.........................           - -           - -       215,713           - -         215,713
                                              -----------   -----------   -----------   -----------    ------------
         Total Assets......................   $   417,395   $ 1,291,748   $   229,380   $  (343,343)   $  1,595,180
                                              ===========   ===========   ===========   ===========    ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses.     $    63,772    $       - -   $        99  $        - -   $     63,871
   Advances and notes payable - parent and
     subsidiaries..........................      (673,479)       658,804        14,675           - -           - -
   Income taxes payable....................       (90,854)       108,829         3,596           - -         21,571
   Senior notes, net.......................       322,990            - -           - -           - -        322,990
                                              -----------    -----------   -----------  ------------   ------------
                                                 (377,571)       767,633        18,370           - -        408,432
                                              -----------    -----------   -----------  ------------   ------------
Homebuilding
   Accounts payable and accrued expenses.             - -        204,615         5,986           - -        210,601
   Line of credit..........................           - -            - -           - -           - -            - -
                                              -----------    -----------   -----------  ------------   ------------
                                                      - -        204,615         5,986           - -        210,601
                                              -----------    -----------   -----------  ------------   ------------
 Financial Services........................           - -            - -       175,580           - -        175,580
                                              -----------    -----------   -----------  ------------   ------------
         Total Liabilities.................      (377,571)       972,248       199,936           - -        794,613
                                              -----------    -----------   -----------  ------------   ------------
 STOCKHOLDERS' EQUITY......................       794,966        319,500        29,444      (343,343)       800,567
                                              -----------    -----------   -----------  ------------   ------------
         Total Liabilities and
           Stockholders' Equity............   $   417,395    $ 1,291,748   $   229,380  $   (343,343)  $  1,595,180
                                              ===========    ===========   ===========  ============   ============

                                       -11-

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                        Three Months Ended March 31, 2003

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   554,232   $       756    $       (76)  $    554,912
   Financial Services.......................          - -           - -        14,513            - -         14,513
   Corporate................................          207           - -            10            - -            217
   Equity in earnings of subsidiaries.......       32,748           - -           - -        (32,748)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       32,955       554,232        15,279        (32,824)       569,642
                                              -----------   -----------   -----------    -----------   ------------

COSTS AND EXPENSES
   Homebuilding.............................          (35)      509,324            45        (18,880)       490,454
   Financial Services.......................          - -           - -         6,946            - -          6,946
   Corporate general and administrative.....       11,476           - -           - -            - -         11,476
   Corporate and homebuilding interest......      (18,880)          - -           - -         18,880            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................       (7,439)      509,324         6,991            - -        508,876
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       40,394        44,908         8,288        (32,824)        60,766
   Provision for income taxes...............       (2,765)      (17,749)       (3,215)           - -        (23,729)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    37,629   $    27,159   $     5,073    $   (32,824)  $     37,037
                                              ===========   ===========   ===========    ===========-  ============


                        Three Months Ended March 31, 2002

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   445,798   $     1,029    $       (66)  $    446,761
   Financial Services.......................          - -           - -         9,381            - -          9,381
   Corporate................................          226           - -             6            - -            232
   Equity in earnings of subsidiaries.......       35,751           - -           - -        (35,751)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       35,977       445,798        10,416        (35,817)       456,374
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................          (67)      393,662           207         (4,885)       388,917
   Financial Services.......................          - -           - -         4,351            - -          4,351
   Corporate general and administrative.....       10,060           - -           - -            - -         10,060
   Corporate and homebuilding interest......       (4,885)          - -           - -          4,885            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................        5,108       393,662         4,558            - -        403,328
                                              -----------   -----------   -----------    -----------   ------------
   Income before income taxes...............       30,869        52,136         5,858        (35,817)        53,046
   Provision for income taxes...............        2,353       (20,781)       (2,282)           - -        (20,710)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    33,222   $    31,355   $     3,576    $   (35,817)  $     32,336
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                 Supplemental Combining Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                        Three Months Ended March 31, 2003

                                                                                   Non-
                                                                 Guarantor       Guarantor      Eliminating    Consolidated
                                                    MDC        Subsidiaries    Subsidiaries       Entries           MDC
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $      3,100    $    (51,776)   $     83,387    $        (76)   $     34,635
                                              ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities.......          (510)           (781)           (274)            - -          (1,565)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................       (35,429)         52,812         (17,383)            - -             - -
Lines of credit
     Advances...............................       608,800             - -             - -             - -         608,800
     Principal payments.....................      (518,800)            - -         (65,522)            - -        (584,322)
Dividend payments...........................        (2,196)            - -             - -              76          (2,120)
Stock repurchases...........................       (26,731)            - -             - -             - -         (26,731)
Proceeds from exercise of stock options.....           434             - -             - -             - -             434
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................        26,078          52,812         (82,905)             76          (3,939)
                                              ------------    ------------    -------------   ------------    ------------
Net increase in cash and cash equivalents...        28,668             255             208             - -          29,131
Cash and cash equivalents
   Beginning of year........................        23,164           4,171           1,607             - -          28,942
                                              ------------    ------------    ------------    ------------    ------------
   End of year..............................  $     51,832    $      4,426    $      1,815    $        - -    $     58,073
                                              ============    ============    ============    ============    ============


                        Three Months Ended March 31, 2002

                                                                                   Non-
                                                                 Guarantor       Guarantor      Eliminating    Consolidated
                                                    MDC        Subsidiaries    Subsidiaries       Entries           MDC
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $     (5,714)   $    (60,423)   $     61,995    $        (66)   $     (4,208)
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) investing
   activities...............................           327            (736)            (19)            - -            (428)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................       (54,358)         61,525          (7,167)            - -             - -
Lines of credit
     Advances...............................       400,700             - -             - -             - -         400,700
     Principal payments.....................      (350,700)            - -         (54,809)            - -        (405,509)
Dividend payments...........................        (1,934)            - -             - -              66          (1,868)
Proceeds from exercise of stock options.....         3,622             - -             - -             - -           3,622
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................        (2,670)         61,525         (61,976)             66          (3,055)
                                              ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents..............................        (8,057)            366               0             - -          (7,691)
Cash and cash equivalents
   Beginning of year........................        31,322           4,352             926             - -          36,600
                                              ------------    ------------    ------------    ------------    ------------
   End of year..............................  $     23,265    $      4,718    $        926    $        - -    $     28,909
                                              ============    ============    ============    ============    ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------

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


                              RESULTS OF OPERATIONS


         The table below summarizes MDC's results of operations (in thousands, except per share amounts). Earnings per share have been restated for all periods presented to reflect the effect of a 10% stock dividend declared on April 28, 2003 (see Note I to the Company's Condensed Consolidated Financial Statements).

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                          2003          2002
                                                                                       ----------    -----------
          Revenues...............................................................      $   569,642   $   456,374

          Income Before Income Taxes.............................................      $    60,766   $    53,046

          Net Income.............................................................      $    37,037   $    32,336

          Earnings Per Share

             Basic...............................................................      $      1.28   $      1.10

             Diluted.............................................................      $      1.24   $      1.06

         Revenues for the first quarter of 2003 increased by $113,268,000, or 25%, compared with the same period in 2002, primarily due to increased home closings. This includes an increase in revenues from the financial services segment of $5,132,000, or 55%, primarily resulting from higher gains on sales of mortgage loans.

         Income before income taxes increased 15% in the first quarter of 2003, compared with the first quarter of 2002. This increase was a result of record first quarter operating profits from both the homebuilding and financial services operations. The increase in homebuilding segment profits primarily resulted from the factors contributing to the increase in revenues described above, partially offset by lower Home Gross Margins (as defined below). Financial services segment profits increased primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican's expanded loan origination activity.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                 Three Months
                                                                Ended March 31,
                                                            2003              2002
                                                       --------------    --------------
 Home Sales Revenues...............................    $      553,575    $      445,167
 Operating Profit..................................    $       64,458    $       57,844
 Average Selling Price Per Home Closed.............    $        263.6    $        265.9
 Home Gross Margins................................             22.8%             23.4%
 Home Gross Margins Excluding Interest.............             23.7%             24.4%

 Orders For Homes, net (units)
        Colorado...................................               671             1,001
        California.................................               530               591
        Nevada.....................................               583               207
        Arizona....................................               924               670
        Utah.......................................                93               - -
        Texas......................................                50               - -
        Virginia...................................               403               242
        Maryland...................................               111                65
                                                       --------------    --------------
              Total................................             3,365             2,776
                                                       ==============    ==============
 Homes Closed (units)
        Colorado...................................               609               609
        California.................................               428               292
        Nevada.....................................               273               141
        Arizona....................................               571               438
        Utah.......................................                40               - -
        Texas......................................                10               - -
        Virginia...................................               102               130
        Maryland...................................                67                64
                                                       --------------    --------------
              Total................................             2,100             1,674
                                                       ==============    ==============

                                                           March 31,       December 31,       March 31,
                                                             2003              2002             2002
                                                        -------------    --------------    -------------
 Backlog (units)
        Colorado...................................             1,019               957            1,587
        California.................................             1,024               922              789
        Nevada.....................................               660               350              247
        Arizona....................................             1,429             1,076              857
        Utah.......................................               103                50              - -
        Texas......................................                56                16              - -
        Virginia...................................               777               476              346
        Maryland...................................               232               188              158
                                                       --------------    --------------   --------------
              Total................................             5,300             4,035            3,984
                                                       ==============    ==============   ==============
 Backlog Estimated Sales Value.....................    $    1,400,000    $    1,120,000   $    1,050,000
                                                       ==============    ==============   ==============
 Average Sales Price in Backlog....................    $        264.2    $        277.6   $        263.6
                                                       ==============    ==============   ==============



                                                           March 31,       December 31,       March 31,
                                                             2003              2002             2002
                                                        -------------    --------------    -------------
 Active Subdivisions
        Colorado...................................                62                61               63
        California.................................                22                24               25
        Nevada.....................................                23                18                9
        Arizona....................................                46                44               36
        Utah.......................................                 7                 4              - -
        Texas......................................                 4                 1              - -
        Virginia...................................                32                20               13
        Maryland...................................                 8                 6                4
                                                       --------------    --------------   --------------
              Total................................               204               178              150
                                                       ==============    ==============   ==============

         Home Sales Revenues - Home sales revenues for the quarter ended March 31, 2003 were 24% higher than home sales revenues for the same period in 2002. The improved revenues primarily were a result of increased home closings, partially offset by a decrease in average selling price, as discussed below.

         Homes Closed - Home closings in the first quarter of 2003 were 25% higher than the same period in 2002. Closings increased in the first three months of 2003, compared with the same period in 2002, in (1) Nevada and Arizona (increases of 94% and 30%, respectively), where home orders particularly were strong in the second half of 2002 as a result of increases in active subdivisions; and (2) Southern and Northern California (increases of 57% and 28%, respectively), primarily due to the strong demand for new homes in these markets. In addition, the Company closed 50 homes in its new markets in Utah and Texas in the first quarter of 2003.

         Average Selling Price Per Home Closed - The average selling price per home closed in the first quarter of 2003 was $263,600, compared with $265,900 for the same period in 2002. The decrease in average selling price primarily was due to a greater percentage of homes closed in Nevada, Phoenix, Utah and Texas, where the average sales price of homes is lower than the Company average.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 22.8% for the quarter ended March 31, 2003, compared with 23.4% for the same period in 2002. The decrease in 2003 primarily was due to (1) increased warranty costs in Colorado and Northern California, including costs incurred in connection with moisture intrusion and related mold concerns; (2) increased incentives in Colorado due to the more challenging economic conditions experienced in this market; and (3) homes closed in Utah and Texas with a lower Home Gross Margin than the Company average. The impact of these decreases in Home Gross Margins partially was offset by reductions in previous estimates of costs to complete land development in Southern California.

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

         Orders for Homes and Backlog - The Company received 3,365 orders for homes during the first quarter of 2003, 21% greater than the 2,776 home orders received in the first quarter of 2002. Home orders during the first quarter of 2003 particularly were strong in Nevada, Maryland, Virginia and Arizona (up 182%, 71%, 67% and 38%, respectively), aided by year-over-year increases in the number of active subdivisions and a continued strong demand for new homes in these markets. In addition, the Company received 143 home orders in its new markets in Utah and Texas in the first quarter of 2003. Home orders were lower in Colorado on a comparable number of active subdivisions, primarily due to the market's more challenging economic environment.

         Homes under contract but not yet delivered ("Backlog") at March 31, 2003 was 5,300 units with an estimated sales value of $1,400,000,000, compared with a Backlog of 3,984 units with an estimated sales value of $1,050,000,000 at March 31, 2002. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 80% of its March 31, 2003 Backlog to close under existing sales contracts during the remainder of 2003. The remaining 20% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $33,600,000 for the first quarter of 2003, compared with $25,663,000 for the same period in 2002. The increase in the 2003 first quarter primarily was due to (1) higher sales commissions resulting from the Company's increased home sales revenues; (2) higher product advertising and deferred marketing amortization, primarily as a result of the increased number of active subdivisions during the first quarter of 2003, compared with the first quarter of 2002; and (3) increased sales overhead resulting from the Company's expanding home sales activities.

         General and Administrative - General and administrative expenses increased to $29,165,000 during the first quarter of 2003, compared with $22,193,000 during the same period in 2002, primarily due to increased compensation and other costs associated with expanded operations in most of the Company's markets, most notably Nevada, Phoenix, Virginia, Southern California, Texas and Utah.

         Title Operations - American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $459,000 for the quarter ended March 31, 2003, compared with $469,000 for the same period in 2002.

      New Homebuilding Divisions

         In February 2002, the Company expanded into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. During 2002 and the first quarter of 2003, the Company acquired control of over 850 lots in ten subdivisions in this market. In the 2003 first quarter, this division received 50 home orders and closed ten homes.

         In April 2002, one of the Company's subsidiaries acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company's entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions. In the 2003 first quarter, this division received 93 home orders and closed 40 homes.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total cash option deposits (dollars in thousands).

                                                         March 31,   December 31,    March 31,
                                                           2003          2002          2002
                                                       -----------   -----------   -----------
     Colorado........................................  $   139,499   $   140,930   $   159,007
     California......................................      142,516       154,980       130,772
     Nevada..........................................      110,982       114,142        53,226
     Arizona.........................................       88,459        92,639        83,700
     Utah............................................       13,083        12,984           - -
     Texas...........................................        5,773         5,559           - -
     Virginia........................................      111,756       113,717        60,804
     Maryland........................................       31,630        21,892        19,027
                                                       -----------   -----------   -----------
          Total......................................  $   643,698   $   656,843   $   506,536
                                                       ===========   ===========   ===========
     Total Lots Owned (excluding lots in
       work-in-process)..............................       16,054        16,962        14,354

     Total Lots Controlled Under Option..............        6,813         6,995         5,559
                                                       -----------   -----------   -----------
         Total Lots Owned and Controlled (excluding
           lots in work-in-process)..................       22,867        23,957        19,913
                                                       ===========   ===========   ===========
     Total Cash Option Deposits......................  $    17,078   $    18,007   $    10,912
                                                       ===========   ===========   ===========

Financial Services Segment

         The table below sets forth information relating to the Company's financial services segment (in thousands).

                                                                        Three Months
                                                                       Ended March 31,
                                                                     2003          2002
                                                                 -----------   -----------

Mortgage loan origination fees..............................     $     4,660   $     4,229

Gains on sales of mortgage servicing, net...................     $       834   $       471

Gains on sales of mortgage loans, net.......................     $     7,342   $     3,461

Operating Profit............................................     $     7,567   $     5,030

Principal amount of loan originations
     MDC home buyers........................................     $   315,022   $   250,888
     Spot...................................................           3,749         9,529
                                                                 -----------   -----------
         Total..............................................     $   318,771   $   260,417
                                                                 ===========   ===========
Principal amount of loans brokered
     MDC home buyers........................................     $    45,325   $    43,602
     Spot...................................................             538         1,608
                                                                 -----------   -----------
         Total..............................................     $    45,863   $    45,210
                                                                 ===========   ===========
Capture Rate................................................             71%           73%
                                                                 ===========   ===========
     Including brokered loans...............................             81%           83%
                                                                 ===========   ===========

                                     -18-

         Financial services operating profit for the first quarter of 2003 increased, compared with the same period in 2002, primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican's expanded loan origination activity. HomeAmerican's originated loans increased by $58,354,000 in the first quarter of 2003, compared with the same period in 2002. This improvement primarily was due to an increase in homes closed by the homebuilding segment.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") was 71% for the first quarter of 2003, compared with 73% for the same period in 2002. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 81% for the quarter ended March 31, 2003, compared with 83% for the quarter ended March 31, 2002.

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

Other Operating Results

         Interest Expense - The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note G to the Company's Condensed Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to the Company's Condensed Consolidated Financial Statements.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $11,476,000 during the first quarter of 2003, compared with $10,060,000 during the first quarter of 2002. The increase in 2003 primarily was due to increased expenditures for information technology, as the Company is focusing on improving its systems in preparation for the growth of its homebuilding and financial services operations.

         Income Taxes - MDC's overall effective income tax rate of 39% for the first quarter of 2003 and 2002 differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.


                         LIQUIDITY AND CAPITAL RESOURCES


         MDC uses its liquidity and capital resources to (1) support its operations, including its homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. The Company currently has an effective registration statement that would allow the Company to issue up to $600,000,000 of equity, debt or hybrid securities.

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 8 3/8% senior notes due 2008 (the "8 3/8% Senior Notes"), 7% senior notes due 2012 (the "7% Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional capacity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land and expansion into new markets. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - On July 30, 2002, the terms of the Homebuilding Line were amended and restated (the "Second Amended and Restated Credit Agreement") to extend the maturity date to July 29, 2006, and increase the maximum amount available from $450,000,000 to $600,000,000 upon the Company's request, subject to additional commitments from existing or additional participant lenders. Lender commitments under the Homebuilding Line increased from $450,000,000 to $538,000,000 in July 2002 and to $593,000,000 in December 2002. In January 2003,
the Company received an additional $7,000,000 lender commitment, bringing total commitments to $600,000,000. Pursuant to the terms of the Second Amended and Restated Credit Agreement, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At March 31, 2003, $90,000,000 was borrowed and $20,231,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - In June 2002, the Company received $25,000,000 in additional commitments on its Mortgage Line, increasing the borrowing limit to $125,000,000 from $100,000,000. In August 2002, the terms of the Mortgage Line were amended to allow for a $50,000,000 increase in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. In December 2002, the Company received commitments to temporarily increase the borrowing limit to the maximum of $175,000,000. The temporary increase terminated on February 14, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2003, $88,552,000 was borrowed and an additional $12,046,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

         General - The agreements for the Company's bank lines of credit and the indentures for the Company's senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements for the bank lines of credit and the indentures for the Company's senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

         The financial covenants contained in the Second Amended and Restated Credit Agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC's consolidated indebtedness is not permitted to exceed 2.15 (subject to downward adjustment in certain circumstances) times MDC's "adjusted consolidated tangible net worth," as defined. Under the adjusted consolidated tangible net worth test, MDC's "adjusted consolidated tangible net worth," as defined, must not be less than the sum of (1) $491,382,000; (2) 50% of "consolidated net income," as defined, of the "borrower," as defined, and the "guarantors," as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, "adjusted consolidated tangible net worth," as defined, must not be less than $307,114,000.

         The Company's senior notes indentures do not contain financial covenants. However, there are covenants in the 8 3/8% Senior Notes indenture that limit transactions with affiliates, limit the amount of additional indebtedness that MDC may incur, restrict certain payments on, or the redemptions of, the Company's securities, restrict certain sales of assets and limit incurring liens. In addition, under certain circumstances, in the event of a change of control (generally a sale, transfer, merger or acquisition of MDC or substantially all of its assets), MDC may be required to offer to repurchase the 8 3/8% Senior Notes. The senior notes are not secured. In December 2001, the Company amended its 8 3/8% Senior Notes indenture to provide for the full and unconditional guarantee of the senior notes on an unsecured basis, jointly and severally, by most of the Company's homebuilding segment subsidiaries. The Company's 7% Senior Notes also are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company's homebuilding segment subsidiaries.


MDC Common Stock Repurchase Programs

         On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under this program to 4,350,000 shares. During the first quarter of 2003, the Company repurchased 727,100 shares of MDC common stock, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of March 31, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At March 31, 2003, the Company held 5,913,000 shares of treasury stock with an average purchase price of approximately $16 per share.

Consolidated Cash Flow

         During the first quarter of 2003, the Company generated cash of $34,635,000 from its operating activities, as net income during the period and the sale of mortgage loans provided cash that more than offset increases in net homebuilding assets in conjunction with the Company's expanded homebuilding operations. The net cash provided by operating activities and an increase in the Company's lines of credit provided for the repurchase of MDC common stock for $26,731,000 and the payment of $2,120,000 in dividends and resulted in an increase in cash and cash equivalents on hand by $29,131,000.

         During the first quarter of 2002, the Company used $4,208,000 of cash in its operating activities. Cash provided by net income for the period and the sale of mortgage loans was more than offset by an increase in homebuilding inventories in support of the Company's expanding homebuilding activities. The Company financed these net operating cash requirements primarily through a reduction in cash and cash equivalents on hand.

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


                          CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. The Company has determined that its critical accounting policies, or those policies that require significant use of judgment and estimates in their application, are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

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


                                      OTHER

Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q, the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2002, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of performance bonds and insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) terrorist acts and other acts of war; and (15) other factors over which the Company has little or no control.

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

         As of March 31, 2003, short-term debt was $88,552,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at March 31, 2003 are as follows (in thousands).

                                             Maturities through December 31,                           Estimated
                            ---------------------------------------------------------------
                               2003      2004       2005      2006       2007    Thereafter   Total   Fair Value
                            ------------------------------------------------------------------------------------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 325,000 $ 325,000  $ 339,489
   Average Interest Rate (units)   - -       - -        - -       - -        - -      7.74%     7.74%
Variable Rate Debt.........  $     - - $     - -  $     - - $  90,000  $     - -  $     - - $  90,000  $  90,000
   Average Interest Rate...        - -       - -        - -     2.78%        - -        - -     2.78%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.


ITEM 4.           CONTROLS AND PROCEDURES.

            Management of MDC recognizes its responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission ("SEC") is accurately processed, summarized and reported within the required time period). MDC has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC's senior management, including its chief financial officer, general counsel, treasurer, and homebuilding and mortgage lending presidents and vice presidents of finance.

            An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision, and with the participation, of the Company's management, including the chief executive officer and the chief financial officer. This evaluation was performed within 90 days of filing this report on Form 10-Q. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.
------   ----------------------------------------------


         At the Company's shareowners meeting on April 28, 2003, Messrs. Steven
J. Borick, David D. Mandarich and David E. Blackford were elected as Class III Directors for three-year terms expiring in 2006. Also at the meeting, the shareowners approved an amendment to the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan") that increased by 1,000,000 the number of shares of MDC common stock authorized for issuance under the Equity Incentive Plan.


ITEM 5.  OTHER INFORMATION.
------   -----------------


         At the Company's board of directors meeting on April 28, 2003, a cash dividend of nine cents per share for the quarter ended March 31, 2003 and a 10% stock dividend were declared. The cash dividend will be paid and the stock dividend will be distributed on May 27, 2003 to shareowners of record on May 12, 2003. Future dividends are subject to the discretion of the Company's Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------   --------------------------------


                  (a) Exhibit:

                         10.1 Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company.

                         10.2 First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective
                                 April 28, 2003.

                         12      Ratio of Earnings to Fixed Charges Schedule.

                         99.1    Certification  by  Larry  A.  Mizel,  Chief
                                 Executive  Officer,   pursuant to Section  906
                                 of the Sarbanes-Oxley Act of 2002.

                         99.2 Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b) Reports on Form 8-K:

                           Form 8-K (Item 5) dated February 26, 2003, reporting the Compensation Committee and the Board of Directors of M.D.C. Holdings, Inc. approved restated Employment Agreements for Larry A. Mizel and David D. Mandarich.

                           Form 8-K (Item 9) dated April 2, 2003, reporting home orders, home closings and quarter-end backlog for the quarterly period ended March 31, 2003 with a copy of the Press Release attached and provided pursuant to
                           Item 12.

                           Form 8-K (Item 9) dated April 9, 2003, reporting first quarter earnings information with a copy of the Press Release attached and provided pursuant to both
                           Item 9 and Item 12.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 5, 2003                      M.D.C. HOLDINGS, INC.
         -----------
                                          (Registrant)



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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003                  /s/ Larry A. Mizel
                                    --------------------------------------
                                    Larry A. Mizel
                                    Chairman of the Board of Directors
                                    and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 5, 2003                  /s/ Paris G. Reece III
                                    -------------------------------
                                    Paris G. Reece III
                                    Executive Vice President,
                                    Chief Financial Officer
                                    and Principal Accounting Officer

                              INDEX TO EXHIBITS




Exhibit Number                             Description
--------------           ---------------------------------------------------

    10.1 Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company.

    10.2 First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective
                           April 28, 2003.

    12                     Ratio of Earnings to Fixed Charges Schedule.

    99.1                   Certification  by  Larry  A.  Mizel,  Chief
                           Executive  Officer,   pursuant to Section  906
                           of the Sarbanes-Oxley Act of 2002.

    99.2 Certification by Paris G. Reece III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.