Form 10-Q
period 2003-06-30
MDC HOLDINGS INC
filed 2003-08-14
CIK 773141

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

                  For the quarterly period ended June 30, 2003

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

         As of August 12, 2003, 29,024,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

================================================================================

                     M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.       Financial Information:

              Item 1.    Condensed Consolidated Financial Statements:

                         Balance Sheets as of June 30, 2003 (Unaudited)
                           and December 31, 2002........................   1

                         Statements of Income (Unaudited) for the three
                           and six months ended June 30, 2003 and 2002..   3

                         Statements of Cash Flows (Unaudited) for the
                           six months ended June 30, 2003 and 2002......   4

                         Notes to Condensed Consolidated Financial
                           Statements (Unaudited).......................   5

               Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations...................................  17

               Item 3.   Quantitative and Qualitative Disclosures About
                           Market Risk..................................  28

               Item 4.   Controls and Procedures........................  29

Part II.       Other Information:

               Item 1.   Legal Proceedings..............................  30

               Item 4.   Submission of Matters to a Vote of Shareowners.  30

               Item 5.   Other Information..............................  30

               Item 6.   Exhibits and Reports on Form 8-K...............  31

               Signatures...............................................  32


                                       (i)

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                     June 30,       December 31,
                                                                                       2003             2002
                                                                                  --------------   --------------
ASSETS                                                                              (Unaudited)
Corporate
   Cash and cash equivalents...................................................   $       20,810   $       23,164
   Property and equipment, net.................................................           10,252           10,851
   Deferred income taxes.......................................................           31,441           25,980
   Deferred debt issue costs, net..............................................            2,782            3,305
   Other assets, net...........................................................            5,587            6,708
                                                                                  --------------   --------------
                                                                                          70,872           70,008
                                                                                  --------------   --------------

Homebuilding
   Cash and cash equivalents...................................................            7,018            4,686
   Home sales and other accounts receivable....................................           26,193            3,519
   Inventories, net
     Housing completed or under construction...................................          718,297          578,475
     Land and land under development...........................................          725,311          656,843
   Prepaid expenses and other assets, net......................................           71,980           65,936
                                                                                  --------------   --------------
                                                                                       1,548,799        1,309,459

Financial Services
   Cash and cash equivalents...................................................            2,035            1,092
   Mortgage loans held in inventory............................................          150,441          207,938
   Other assets, net...........................................................            7,687            6,683
                                                                                  --------------   --------------
                                                                                         160,163          215,713
                                                                                  --------------   --------------

         Total Assets..........................................................   $    1,779,834   $    1,595,180
                                                                                  ==============   ==============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                                     June 30,       December 31,
                                                                                       2003             2002
                                                                                  --------------   --------------
LIABILITIES                                                                        (Unaudited)
Corporate
   Accounts payable and accrued expenses........................................  $       51,511   $       63,871
   Income taxes payable.........................................................          11,541           21,571
   Senior notes, net............................................................         297,075          322,990
                                                                                  --------------   --------------
                                                                                         360,127          408,432
                                                                                  --------------   --------------
Homebuilding
   Accounts payable and accrued expenses........................................         242,890          210,601
   Line of credit...............................................................         200,000              - -
                                                                                  --------------   --------------
                                                                                         442,890          210,601
                                                                                  --------------   --------------
Financial Services
   Accounts payable and accrued expenses........................................          32,118           21,506
   Line of credit...............................................................          75,325          154,074
                                                                                  --------------   --------------
                                                                                         107,443          175,580
                                                                                  --------------   --------------
         Total Liabilities......................................................         910,460          794,613
                                                                                  --------------   --------------
COMMITMENTS AND CONTINGENCIES...................................................             - -              - -
                                                                                  --------------   --------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued...             - -              - -
   Common stock, $.01 par value; 100,000,000 shares authorized; 32,126,000 and
     31,802,000 shares issued, respectively, at June 30, 2003 and
     December 31, 2002..........................................................             321              318
   Additional paid-in capital...................................................         463,863          371,896
   Retained earnings............................................................         457,734          501,498
   Unearned restricted stock....................................................          (1,175)            (820)
   Accumulated other comprehensive income.......................................             168                2
                                                                                  --------------   --------------
                                                                                         920,911          872,894
   Less treasury stock, at cost; 3,158,000 and 5,373,000 shares, respectively,
     at June 30, 2003 and December 31,2002......................................         (51,537)         (72,327)
                                                                                  --------------   --------------
         Total Stockholders' Equity.............................................         869,374          800,567
                                                                                  --------------   --------------

         Total Liabilities and Stockholders' Equity.............................  $    1,779,834   $    1,595,180
                                                                                  ==============   ==============

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months                  Six Months
                                                                Ended June 30,               Ended June 30,
                                                           -------------------------    --------------------------
                                                               2003           2002          2003            2002
                                                           -----------    -----------   -----------     ----------
REVENUES
   Homebuilding.........................................   $  673,420     $  499,171    $  1,228,332    $  945,932
   Financial Services...................................       15,813          9,896          30,326        19,277
   Corporate............................................          209            363             426           595
                                                           ----------     ----------    ------------    ----------
       Total Revenues...................................      689,442        509,430       1,259,084       965,804
                                                           ----------     ----------    ------------    ----------
COSTS AND EXPENSES

   Homebuilding.........................................      588,076        437,956       1,078,530       826,873
   Financial services...................................        7,214          4,711          14,160         9,062
   Expenses related to debt redemption..................        9,315            - -           9,315           - -
   Corporate general and administrative.................       14,832         10,434          26,308        20,494
                                                           ----------     ----------    ------------    ----------
       Total Costs and Expenses.........................      619,437        453,101       1,128,313       856,429
                                                           ----------     ----------    ------------    ----------
Income before income taxes..............................       70,005         56,329         130,771       109,375
Provision for income taxes..............................      (27,311)       (21,993)        (51,040)      (42,703)
                                                           ----------     ----------    ------------    ----------
NET INCOME..............................................   $   42,694     $   34,336    $     79,731    $   66,672
                                                           ==========     ==========    ============    ==========
EARNINGS PER SHARE

   Basic................................................   $     1.49     $     1.16    $       2.77    $     2.26
                                                           ==========     ==========    ============    ==========
   Diluted..............................................   $     1.43     $     1.11    $       2.66    $     2.17
                                                           ==========     ==========    ============    ==========
WEIGHTED-AVERAGE SHARES OUTSTANDING

   Basic................................................       28,688         29,701          28,823        29,544
                                                           ==========     ==========    ============    ==========
   Diluted..............................................       29,917         30,912          29,926        30,744
                                                           ==========     ==========    ============    ==========
DIVIDENDS PAID PER SHARE................................   $     .082     $     .073    $       .155    $     .136
                                                           ==========     ==========    ============    ==========

             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                             2003             2002
                                                                         ---------------- ------------
OPERATING ACTIVITIES
Net income...........................................................    $     79,731     $     66,672
Adjustments to reconcile net income to net cash used in operating activities
      Expenses related to debt redemption............................           9,315              - -
      Depreciation and amortization..................................          16,475           10,818
      Deferred income taxes..........................................          (5,461)             412
      Net changes in assets and liabilities
           Home sales and other accounts receivable..................         (22,674)          (9,079)
           Homebuilding inventories..................................        (208,290)        (262,699)
           Prepaid expenses and other assets.........................         (17,652)         (14,566)
           Mortgage loans held in inventory..........................          57,497           40,868
           Accounts payable and accrued expenses ....................          32,257           41,098
      Other, net.....................................................            (452)           3,159
                                                                         ------------     ------------
Net cash used in operating activities................................         (59,254)        (123,317)
                                                                         ------------     ------------

INVESTING ACTIVITIES
Net purchase of property and equipment...............................          (3,190)          (8,789)
                                                                         ------------     ------------

FINANCING ACTIVITIES
Lines of credit
      Advances.......................................................       1,365,300        1,167,200
      Principal payments.............................................      (1,244,049)      (1,050,893)
Senior notes
      Proceeds from issuance.........................................         147,279              - -
      Repurchase.....................................................        (175,000)             - -
      Premium on repurchase..........................................          (7,329)             - -
Dividend payments....................................................          (4,508)          (4,031)
Stock repurchases....................................................         (26,731)             - -
Proceeds from exercise of stock options..............................           8,403            5,851
                                                                         ------------     ------------
Net cash provided by financing activities............................          63,365          118,127
                                                                         ------------     ------------
Net increase (decrease) in cash and cash equivalents.................             921          (13,979)
Cash and cash equivalents
      Beginning of period............................................          28,942           36,600
                                                                         ------------     ------------
      End of period..................................................    $     29,863     $     22,621
                                                                         ============     ============


       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                             2003             2002
                                                                         ---------------- ------------
Cash paid during the period for
      Interest.......................................................    $     18,831     $      8,615
      Income taxes...................................................    $     66,531     $     32,804


             See notes to condensed consolidated financial statements.

                              M.D.C. HOLDINGS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

A.    Presentation of Financial Statements

         The condensed consolidated financial statements of M.D.C. Holdings, Inc. ("MDC" or the "Company," which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals), which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2003 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC's financial statements and notes thereto included in MDC's Annual Report on Form 10-K for its fiscal year ended December 31, 2002. Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in the current year.

         The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The condensed consolidated statements of income are not necessarily indicative of the results to be expected for the full year.

B.    Earnings Per Share

         The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Prior period earnings per share and weighted-average shares outstanding have been restated to reflect the effect of a 10% stock dividend declared on April 28, 2003.

                                                                       Three Months                 Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                    2003          2002          2003          2002
                                                                 -----------   -----------   -----------   -----------
          Basic Earnings Per Share

            Net income.......................................    $    42,694   $    34,336   $    79,731   $    66,672
                                                                 ===========   ===========   ===========   ===========

            Basic weighted-average shares outstanding........         28,688        29,701        28,823        29,544
                                                                 ===========   ===========   ===========   ===========

            Per share amounts................................    $      1.49   $      1.16   $      2.77   $      2.26
                                                                 ===========   ===========   ===========   ===========
          Diluted Earnings Per Share

            Net income.......................................    $    42,694   $    34,336   $    79,731   $    66,672
                                                                 ===========   ===========   ===========   ===========

            Basic weighted-average shares outstanding........         28,688        29,701        28,823        29,544
            Stock options, net...............................          1,229         1,211         1,103         1,200
                                                                 -----------   -----------   -----------   -----------
            Diluted weighted-average shares outstanding......         29,917        30,912        29,926        30,744
                                                                 ===========   ===========   ===========   ===========

            Per share amounts................................    $      1.43   $      1.11   $      2.66   $      2.17
                                                                 ===========   ===========   ===========   ===========


C.    Stockholders' Equity

         Stock Repurchase Program - On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company's stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares of MDC common stock in the 2003 first quarter and no shares in the second quarter, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of June 30, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At June 30, 2003, the Company held 3,158,000 shares of treasury stock with an average purchase price of approximately $16.32 per share.

          Stock Dividend - On April 28, 2003, MDC's board of directors declared a 10% stock dividend that was distributed on May 27, 2003 to shareowners of record on May 12, 2003. In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends paid per share have been restated for the quarter and six months ended June 30, 2002 to reflect the effect of this stock dividend.

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion ("APB") No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC's common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and six months ended June 30, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three and six month periods ended June 30, 2003 and 2002.

                                                                       Three Months                 Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                    2003          2002          2003          2002
                                                                 -----------   -----------   -----------   -----------

            Net income, as reported..........................    $    42,694   $    34,336   $    79,731   $    66,672
            Deduct stock-based compensation expense
               determined using the fair value method, net of
               related tax effects...........................         (1,937)       (1,647)       (3,472)       (3,429)
                                                                 -----------   -----------   -----------   -----------
            Pro forma net income.............................    $    40,757   $    32,689   $    76,259   $    63,243
                                                                 ===========   ===========   ===========   ===========
            Earnings per share
                Basic as reported............................    $      1.49   $      1.16   $      2.77   $      2.26
                                                                 ===========   ===========   ===========   ===========
                Basic pro forma..............................    $      1.42   $      1.10   $      2.65   $      2.14
                                                                 ===========   ===========   ===========   ===========
                Diluted as reported..........................    $      1.43   $      1.11   $      2.66   $      2.17
                                                                 ===========   ===========   ===========   ===========
                Diluted pro forma............................    $      1.36   $      1.06   $      2.55   $      2.06
                                                                 ===========   ===========   ===========   ===========

D.    Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At June 30, 2003, $200,000,000 was borrowed and $23,114,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - The Company's mortgage lending bank line of credit (the "Mortgage Line"), has a borrowing limit of $125,000,000 with terms that allow for increases of up to $50,000,000 in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. In

June 2003, the Company received a commitment to temporarily increase the borrowing limit to $150,000,000. This temporary increase will terminate on October 2, 2003. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2003, $75,325,000 was borrowed and an additional $28,846,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

E.    Interest Activity

         The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F. Interest activity, in total and by business segment, is shown below (in thousands).

                                                             Three Months                     Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2003            2002            2003            2002
                                                      -----------     -----------     -----------     -----------
         Total Interest Incurred
              Corporate and homebuilding..........    $     7,363     $     4,915     $    14,415     $     8,956
              Financial services..................            411             290             981             687
                                                      -----------     -----------     -----------     -----------
              Total interest incurred.............    $     7,774     $     5,205     $    15,396     $     9,643
                                                      ===========     ===========     ===========     ===========

         Corporate/Homebuilding Interest
            Capitalized

              Interest capitalized in homebuilding
                inventory, beginning of period....    $    20,032     $    16,937     $    17,783     $    17,358
              Interest incurred...................          7,363           4,915          14,415           8,956
              Interest expense....................            - -             - -             - -             - -
              Previously capitalized interest
                included in cost of sales.........         (6,805)         (4,248)        (11,608)         (8,710)
                                                      -----------     -----------     -----------     -----------
              Interest capitalized in homebuilding
                inventory, end of period..........    $    20,590     $    17,604     $    20,590     $    17,604
                                                      ===========     ===========     ===========     ===========

         Financial Services Net Interest Income

              Interest income.....................    $     1,436     $     1,231     $     3,014     $     2,636
              Interest expense....................           (411)           (290)           (981)           (687)
                                                      -----------     -----------     -----------     -----------
              Net interest income.................    $     1,025     $       941     $     2,033     $     1,949
                                                      ===========     ===========     ===========     ===========

F.    Information on Business Segments

         The Company operates in two business segments: homebuilding and financial services. A summary of the Company's segment information is shown below (in thousands).

                                                             Three Months                     Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ---------------------------
                                                          2003            2002            2003            2002
                                                      -----------     -----------     -----------     -----------
         Homebuilding
            Revenues
              Home sales..........................    $   672,439     $   496,862     $ 1,226,014     $   942,029
              Land sales..........................            - -             746             123             746
              Other revenues......................            981           1,563           2,195           3,157
                                                      -----------     -----------     -----------     -----------
            Total Homebuilding Revenues...........        673,420         499,171       1,228,332         945,932
                                                      -----------     -----------     -----------     -----------
              Home cost of sales..................        515,985         385,053         943,587         726,114
              Land cost of sales..................            - -             504              87             504
              Marketing expenses..................         39,625          27,682          73,225          53,345
              General and administrative expenses.         32,466          24,717          61,631          46,910
                                                      -----------     -----------     -----------     -----------
            Total Homebuilding Expenses...........        588,076         437,956       1,078,530         826,873
                                                      -----------     -----------     -----------     -----------
                  Homebuilding Operating Profit...         85,344          61,215         149,802         119,059
                                                      -----------     -----------     -----------     -----------
         Financial Services
            Revenues
              Net interest income.................          1,025             941           2,033           1,949
              Origination fees....................          5,234           3,992           9,894           8,221
              Gains on sales of mortgage servicing            329             481           1,163             952
              Gains on sales of mortgage loans, net         8,755           4,280          16,097           7,741
              Mortgage servicing and other........            470             202           1,139             414
                                                      -----------     -----------     -----------     -----------
            Total Financial Services Revenues.....         15,813           9,896          30,326          19,277
            General and Administrative Expenses...          7,214           4,711          14,160           9,062
                                                      -----------     -----------     -----------     -----------
                  Financial Services Operating
                    Profit........................          8,599           5,185          16,166          10,215
                                                      -----------     -----------     -----------     -----------
          Total Operating Profit..................         93,943          66,400         165,968         129,274
                                                      -----------     -----------     -----------     -----------
         Corporate
              Expenses related to debt redemption.         (9,315)            - -          (9,315)            - -
              Interest and other revenues.........            209             363             426             595
              General and administrative expenses.        (14,832)        (10,434)        (26,308)        (20,494)
                                                      -----------     -----------     -----------     -----------
         Income Before Income Taxes...............    $    70,005     $    56,329     $   130,771     $   109,375
                                                      ===========     ===========     ===========     ===========

G.    Warranty Reserves

         Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the condensed consolidated balance sheets, and totaled $48,190,000 and $41,648,000, respectively, at June 30, 2003 and 2002. Warranty expense increased in both the second quarter and first six months of 2003, compared with the same periods in 2002, primarily in Colorado and Northern California due to costs incurred in connection with moisture intrusion and related mold concerns. Reserves carried over from prior years primarily are the result of the Company's volume of homes closed increasing by over 300% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the quarters and six months ended June 30, 2003 and 2002 is shown below (in thousands).

                                                                      Three Months                 Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                    2003          2002          2003          2002
                                                                 -----------   -----------   -----------  ------------
            Warranty reserve balance at beginning of period..    $    45,740   $    38,384   $    44,743   $    38,430
            Warranty expense provided........................         10,109         7,056        18,154        10,458
            Warranty expenditures............................         (7,659)       (3,792)      (14,707)       (7,240)
                                                                 -----------   -----------   -----------   -----------
            Warranty reserve balance at end of period........    $    48,190   $    41,648   $    48,190   $    41,648
                                                                 ===========   ===========   ===========   ===========

H.    Commitments and Contingencies

         The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At June 30, 2003, MDC had outstanding approximately $27,131,000 and $223,147,000 of letters of credit and performance bonds, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not currently believe that any outstanding bonds or letters of credit will be called.

I.       Senior Notes

         In May 2003, the Company completed a public offering of $150,000,000 principal amount of 5 1/2% senior notes due December 2013 (the "5 1/2% Senior Notes") at a discount, with an effective yield of 5.74%. The principal amount outstanding, net of unamortized discount, at June 30, 2003 was $148,568,000. The 5 1/2% Senior Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 5 1/2% Senior Notes supplemental indenture.

         Also in May 2003, the Company redeemed $175,000,000 principal amount of its 8 3/8% senior notes due 2008 (the "8 3/8% Senior Notes"). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182,329,000, plus accrued and unpaid interest through the date of redemption. In compliance with SFAS No. 145, the expenses related to this debt redemption of $9,315,000 are no longer treated as an extraordinary loss.

J.       Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 provides for more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The company anticipates that the adoption of SFAS No. 149 will not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued its Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). A variable interest entity ("VIE") is an entity that has (1) an insufficient amount of equity to absorb the entity's expected losses; or (2) equity owners as a group that are not able to make decisions about the entity's activities, do not have the obligation to absorb the entity's expected losses or do not have the right to receive the entity's expected residual returns. FIN 46 requires the consolidation of a VIE by the Company when the Company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and applies to all VIEs created prior to February 1, 2003 for reporting periods ending after July 1, 2003.

         In the normal course of business, MDC enters into lot option purchase contracts to acquire land. Option contracts generally require the payment of cash for the right to acquire land during a specified period of time at a specified price. The Company's liability with respect to option contracts generally is limited to forfeiture of the related non-refundable deposits and letters of credit, which aggregated approximately $18,782,000 at June 30, 2003. Under the regulations of FIN 46, certain of these contracts create a variable interest for the Company, with the land seller being the VIE. The Company has evaluated its lot option purchase contracts created after January 31, 2003, which represent over 50% of the lots controlled by the Company under option purchase contracts as of June 30, 2003. Based on this evaluation, MDC has determined that its interests in these VIEs do not result in significant variable interests or require consolidation as the Company's interests do not qualify it as the primary beneficiary of residual returns or losses. The Company is in the process of reviewing its lot option purchase contracts created prior to February 1, 2003, but does not believe that the application of the requirements of FIN 46 to these contracts will result in a material impact on its financial position or results of operations.

K.       Supplemental Guarantor Information

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

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                  June 30, 2003
                                 (In thousands)
                                   (Unaudited)

                                                                               Non-
                                                              Guarantor      Guarantor     Eliminating
                                                   MDC      Subsidiaries    Subsidiaries     Entries         Total
                                              -----------    -----------    -----------   -----------     -----------
ASSETS
Corporate
   Cash and cash equivalents...............   $    20,810    $       - -    $       - -   $       - -     $    20,810
   Investments in and advances to parent
     and subsidiaries......................       244,676            523         (2,574)     (242,625)            - -
   Other assets............................        52,209            - -         (2,147)          - -          50,062
                                              -----------    -----------    -----------   -----------     -----------
                                                  317,695            523         (4,721)     (242,625)         70,872
                                              -----------    -----------    -----------   -----------     -----------
Homebuilding
   Cash and cash equivalents...............           - -          5,441          1,577           - -           7,018
   Home sales and other accounts receivable           - -         36,557            188       (10,552)         26,193
   Inventories, net
     Housing completed or under construction          - -        718,297            - -           - -         718,297
     Land and land under development.......           - -        725,311            - -           - -         725,311
   Other assets............................           - -         53,486         18,494           - -          71,980
                                              -----------    -----------    -----------   -----------     -----------
                                                      - -      1,539,092         20,259       (10,552)      1,548,799
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -        160,163           - -         160,163
                                              -----------    -----------    -----------   -----------     -----------
         Total Assets......................   $   317,695    $ 1,539,615    $   175,701   $  (253,177)    $ 1,779,834
                                              ===========    ===========    ===========   ===========     ===========

LIABILITIES
Corporate
   Accounts payable and accrued
     expenses..............................   $    51,401    $       - -    $       110   $       - -     $    51,511
   Advances and notes payable - Parent
     and subsidiaries......................    (1,060,488)     1,045,593         14,895           - -             - -
   Income taxes payable....................       (35,440)        43,161          3,820           - -          11,541
   Senior Notes, net.......................       297,075            - -            - -           - -         297,075
                                              -----------    -----------    -----------   -----------     -----------
                                                 (747,452)     1,088,754         18,825           - -         360,127
                                              -----------    -----------    -----------   -----------     -----------

Homebuilding
   Accounts payable and accrued
     expenses..............................           - -        236,884          6,006           - -         242,890
   Line of credit..........................       200,000            - -            - -           - -         200,000
                                              -----------    -----------    -----------   -----------     -----------
                                                  200,000        236,884          6,006           - -         442,890
                                              -----------    -----------    -----------   -----------     -----------
Financial Services                                    - -            - -        118,069       (10,626)        107,443
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities.................      (547,452)     1,325,638        142,900       (10,626)        910,460
                                              -----------    -----------    -----------   -----------     -----------
STOCKHOLDERS' EQUITY.......................       865,147        213,977         32,801      (242,551)        869,374
                                              -----------    -----------    -----------   -----------     -----------
         Total Liabilities and
           Stockholders' Equity............   $   317,695    $ 1,539,615    $   175,701   $  (253,177)    $ 1,779,834
                                              ===========    ===========    ===========   ===========     ===========

                              M.D.C. Holdings, Inc.
                      Supplemental Combining Balance Sheet
                                December 31, 2002
                                 (In thousands)

                                                                              Non-
                                                              Guarantor    Guarantor     Eliminating
                                                   MDC      Subsidiaries  Subsidiaries     Entries         Total
                                              -----------   -----------   -----------   -----------    ------------
ASSETS
Corporate
   Cash and cash equivalents...............   $    23,164   $       - -   $       - -   $       - -    $     23,164
   Investments in and advances to parent
     and subsidiaries......................       345,214           774        (2,645)     (343,343)            - -
   Other assets ...........................        49,017           - -        (2,173)          - -          46,844
                                              -----------   -----------   -----------   -----------    ------------
                                                  417,395           774        (4,818)     (343,343)         70,008
                                              -----------   -----------   -----------   -----------    ------------
Homebuilding
   Cash and cash equivalents...............           - -         4,171           515           - -           4,686
   Home sales and other accounts receivable           - -         3,317           202           - -           3,519
   Inventories, net
     Housing completed or under construction          - -       578,475           - -           - -         578,475
     Land and land under development.......           - -       656,843           - -           - -         656,843
   Other assets............................           - -        48,168        17,768           - -          65,936
                                              -----------   -----------   -----------   -----------    ------------
                                                      - -     1,290,974        18,485           - -       1,309,459
                                              -----------   -----------   -----------   -----------    ------------
Financial Services                                    - -           - -       215,713           - -         215,713
                                              -----------   -----------   -----------   -----------    ------------
         Total Assets......................   $   417,395   $ 1,291,748   $   229,380   $  (343,343)   $  1,595,180
                                              ===========   ===========   ===========   ===========    ============

LIABILITIES
Corporate
   Accounts payable and accrued expenses.     $    63,772    $       - -   $        99  $        - -   $     63,871
   Advances and notes payable - parent and
     subsidiaries..........................      (673,479)       658,804        14,675           - -           - -
   Income taxes payable....................       (90,854)       108,829         3,596           - -         21,571
   Senior notes, net.......................       322,990            - -           - -           - -        322,990
                                              -----------    -----------   -----------  ------------   ------------
                                                 (377,571)       767,633        18,370           - -        408,432
                                              -----------    -----------   -----------  ------------   ------------
Homebuilding
   Accounts payable and accrued expenses.             - -        204,615         5,986           - -        210,601
   Line of credit..........................           - -            - -           - -           - -            - -
                                              -----------    -----------   -----------  ------------   ------------
                                                      - -        204,615         5,986           - -        210,601
                                              -----------    -----------   -----------  ------------   ------------
 Financial Services                                   - -            - -       175,580           - -        175,580
                                              -----------    -----------   -----------  ------------   ------------
         Total Liabilities.................      (377,571)       972,248       199,936           - -        794,613
                                              -----------    -----------   -----------  ------------   ------------

 STOCKHOLDERS' EQUITY......................       794,966        319,500        29,444      (343,343)       800,567
                                              -----------    -----------   -----------  ------------   ------------
         Total Liabilities and
           Stockholders' Equity............   $   417,395    $ 1,291,748   $   229,380  $   (343,343)  $  1,595,180
                                              ===========    ===========   ===========  ============   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                        Three Months Ended June 30, 2003

                                                                              Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $   672,573   $       932    $       (85)  $    673,420
   Financial Services.......................          - -           - -        15,813            - -         15,813
   Corporate................................          204           - -             5            - -            209
   Equity in earnings of subsidiaries.......       45,024           - -           - -        (45,024)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       45,228       672,573        16,750        (45,109)       689,442
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................           30       609,144           (70)       (21,028)       588,076
   Financial Services.......................          - -           - -         7,214            - -          7,214
   Expenses related to debt redemption......        9,315           - -           - -            - -          9,315
   Corporate general and administrative.....       14,832           - -           - -            - -         14,832
   Corporate and homebuilding interest......      (21,028)          - -           - -         21,028            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................        3,149       609,144         7,144            - -        619,437
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       42,079        63,429         9,606        (45,109)        70,005
   Provision for income taxes...............        1,848       (25,412)       (3,747)           - -        (27,311)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    43,927   $    38,017   $     5,859    $   (45,109)  $     42,694
                                              ===========   ===========   ===========    ===========   ============

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
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                   Supplemental Combining Statements of Income
                                 (In thousands)
                                   (Unaudited)

                         Six Months Ended June 30, 2003

                                                                             Non-
                                                              Guarantor    Guarantor      Eliminating
                                                   MDC      Subsidiaries  Subsidiaries      Entries        Total
                                              -----------   -----------   -----------    -----------   ------------
REVENUES
   Homebuilding.............................  $       - -   $ 1,226,805   $     1,688    $      (161)  $  1,228,332
   Financial Services.......................          - -           - -        30,326            - -         30,326
   Corporate................................          411           - -            15            - -            426
   Equity in earnings of subsidiaries.......       77,772           - -           - -        (77,772)           - -
                                              -----------   -----------   -----------    -----------   ------------
         Total Revenues.....................       78,183     1,226,805        32,029        (77,933)     1,259,084
                                              -----------   -----------   -----------    -----------   ------------
COSTS AND EXPENSES
   Homebuilding.............................           (5)    1,118,468           (25)       (39,908)     1,078,530
   Financial Services.......................          - -           - -        14,160            - -         14,160
   Expenses related to debt redemption......        9,315           - -           - -            - -          9,315
   Corporate general and administrative.....       26,308           - -           - -            - -         26,308
   Corporate and homebuilding interest......      (39,908)          - -           - -         39,908            - -
                                              -----------   -----------   -----------    -----------   ------------
        Total Expenses......................       (4,290)    1,118,468        14,135            - -      1,128,313
                                              -----------   -----------   -----------    -----------   ------------

   Income before income taxes...............       82,473       108,337        17,894        (77,933)       130,771
   Provision for income taxes...............         (917)      (43,161)       (6,962)           - -        (51,040)
                                              -----------   -----------   -----------    -----------   ------------
NET INCOME..................................  $    81,556   $    65,176   $    10,932    $   (77,933)  $     79,731
                                              ===========   ===========   ===========    ===========   ============

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
                                              ===========   ===========   ===========    ===========   ============

                              M.D.C. Holdings, Inc.
                 Supplemental Combining Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                         Six Months Ended June 30, 2003

                                                                                  Non-
                                                                Guarantor       Guarantor      Eliminating    Consolidated
                                                   MDC        Subsidiaries    Subsidiaries       Entries           MDC
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $     (2,002)   $   (146,415)   $     89,324    $       (161)   $    (59,254)
                                              ------------    ------------    ------------    ------------    ------------
Net cash used in investing activities.......          (771)         (1,947)           (472)            - -          (3,190)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................      (141,534)        149,632          (8,098)            - -             - -
Lines of credit
     Advances...............................     1,365,300             - -             - -             - -       1,365,300
     Principal payments.....................    (1,165,300)            - -         (78,749)            - -      (1,244,049)
Senior notes
     Proceeds from issuance.................       147,279             - -             - -             - -         147,279
     Repurchase.............................      (175,000)            - -             - -             - -        (175,000)
     Premium on repurchase..................        (7,329)            - -             - -             - -          (7,329)
Dividend payments...........................        (4,669)            - -             - -             161          (4,508)
Stock repurchases...........................       (26,731)            - -             - -             - -         (26,731)
Proceeds from exercise of stock options.....         8,403             - -             - -             - -           8,403
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................           419         149,632         (86,847)            161          63,365
                                              ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents..............................        (2,354)          1,270           2,005             - -             921
Cash and cash equivalents
   Beginning of period......................        23,164           4,171           1,607             - -          28,942
                                              ------------    ------------    ------------    ------------    ------------
   End of period............................  $     20,810    $      5,441    $      3,612    $        - -    $     29,863
                                              ============    ============    ============    ============    ============

                         Six Months Ended June 30, 2002

                                                                                  Non-
                                                                Guarantor       Guarantor      Eliminating    Consolidated
                                                   MDC        Subsidiaries    Subsidiaries       Entries           MDC
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in)
   operating activities.....................  $     (2,660)   $   (171,834)   $     51,319    $       (142)   $   (123,317)
                                              ------------    ------------    ------------    -------------   ------------
Net cash used in investing activities.......        (7,784)           (923)            (82)            - -          (8,789)
                                              ------------    ------------    ------------    ------------    ------------
Financing activities
Net increase (reduction) in borrowings from
   parent and subsidiaries..................      (171,406)        173,782          (2,376)            - -             - -
Lines of credit
     Advances...............................     1,167,200             - -             - -             - -       1,167,200
     Principal payments.....................    (1,002,200)            - -         (48,693)            - -      (1,050,893)
Dividend payments...........................        (4,173)            - -             - -             142          (4,031)
Proceeds from exercise of stock options.....         5,851             - -             - -             - -           5,851
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) financing
   activities...............................        (4,728)        173,782         (51,069)            142         118,127
                                              ------------    ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash
   equivalents..............................       (15,172)          1,025             168             - -         (13,979)
Cash and cash equivalents
   Beginning of period......................        31,322           4,352             926             - -          36,600
                                              ------------    ------------    ------------    ------------    ------------
   End of period............................  $     16,150    $      5,377    $      1,094    $        - -    $     22,621
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

                              RESULTS OF OPERATIONS

         The table below summarizes MDC's results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of a 10% stock dividend declared on April 28, 2003.

                                                            Three Months                Six Months
                                                           Ended June 30,              Ended June 30,
                                                         2003          2002         2003             2002
                                                     -----------   ----------   -----------      -----------

      Revenues....................................   $   689,442   $  509,430   $  1,259,084     $   965,804

      Income Before Income Taxes..................   $    70,005   $   56,329   $    130,771     $   109,375

      Net Income..................................   $    42,694   $   34,336   $     79,731     $    66,672

      Earnings Per Share

           Basic..................................   $      1.49   $     1.16   $       2.77     $      2.26

           Diluted................................   $      1.43   $     1.11   $       2.66     $      2.17


         Revenues for the second quarter and first half of 2003 increased by $180,012,000 and $293,280,000 to levels 35% and 30% higher than the respective periods in 2002, primarily due to increased homebuilding revenues resulting from significant increases in home closings. Revenues from the financial services segment for the three and six months ended June 30, 2003 increased by $5,917,000 and $11,049,000, respectively, representing increases of 60% and 57%, respectively, from the same periods in 2002, primarily due to higher gains on sales of mortgage loans and increased origination fee income.

         Income before income taxes increased 24% and 20%, respectively, in the second quarter and first half of 2003, compared with the same periods in 2002. The increases were the result of record operating profits from both the homebuilding and financial services segments. The increases in homebuilding segment profits primarily resulted from the higher home closings described above and, in the second quarter of 2003, an increase of 80 basis points in Home Gross Margins (as defined below), compared with the same period in 2002. Financial services segment profits increased primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican's expanded loan origination activity. Income before income taxes for the three and six months ended June 30, 2003 included expenses of $9,315,000 related to the redemption of the Company's $175,000,000 principal amount of 8 3/8% Senior Notes.

Homebuilding Segment

         The table below sets forth information relating to the Company's homebuilding segment (dollars in thousands).

                                                                  Three Months                        Six Months
                                                                 Ended June 30,                     Ended June 30,
                                                        -------------------------------    -------------------------------
                                                             2003              2002             2003              2002
                                                        -------------     -------------    -------------     -------------

     Home Sales Revenues...........................     $     672,439     $     496,862    $   1,226,014     $     942,029
     Operating Profit..............................     $      85,344     $      61,215    $     149,802     $     119,059
     Average Selling Price Per Home Closed.........     $       256.3     $       254.0    $       259.5     $       259.5
     Home Gross Margins............................             23.3%             22.5%            23.0%             22.9%
     Home Gross Margins Excluding Interest.........             24.2%             23.4%            23.9%             23.8%

     Orders For Homes, net (units)
            Colorado...............................               812               757            1,483             1,758
            California.............................               511               633            1,041             1,224
            Nevada.................................               774               411            1,357               618
            Arizona................................               986               671            1,910             1,341
            Utah...................................                93                31              186                31
            Texas..................................                69               - -              119               - -
            Virginia...............................               305               176              708               418
            Maryland...............................               115                74              226               139
                                                        -------------     -------------    -------------     -------------
                Total..............................             3,665             2,753            7,030             5,529
                                                        =============     =============    =============     =============
     Homes Closed (units)
            Colorado...............................               625               706            1,234             1,315
            California.............................               487               362              915               654
            Nevada.................................               508               247              781               388
            Arizona................................               663               446            1,234               884
            Utah...................................                69                25              109                25
            Texas..................................                29               - -               39               - -
            Virginia...............................               166               104              268               234
            Maryland...............................                77                66              144               130
                                                        -------------     -------------    -------------     -------------
                Total..............................             2,624             1,956            4,724             3,630
                                                        =============     =============    =============     =============


                                                           June 30,        December 31,       June 30,
                                                             2003              2002             2002
                                                        -------------     -------------    -------------
     Backlog (units)
            Colorado...............................             1,206               957            1,638
            California.............................             1,048               922            1,060
            Nevada.................................               926               350              524
            Arizona................................             1,752             1,076            1,082
            Utah...................................               127                50               47
            Texas..................................                96                16              - -
            Virginia...............................               916               476              418
            Maryland...............................               270               188              166
                                                        -------------     -------------    -------------
                Total..............................             6,341             4,035            4,935
                                                        =============     =============    =============
     Backlog Estimated Sales Value.................     $   1,630,000     $   1,120,000    $   1,300,000
                                                        =============     =============    =============
     Average Sales Price in Backlog................     $       257.1     $       277.6    $       263.4
                                                        =============     =============    =============

                                                           June 30,        December 31,       June 30,
                                                             2003              2002             2002
                                                        -------------     -------------    -------------
     Active Subdivisions
            Colorado...............................                56                61               63
            California.............................                20                24               27
            Nevada.................................                22                18               15
            Arizona................................                42                44               34
            Utah...................................                 7                 4                4
            Texas..................................                 6                 1              - -
            Virginia...............................                30                20               16
            Maryland...............................                 7                 6                6
                                                        -------------     -------------    -------------
                Total..............................               190               178              165
                                                        =============     =============    =============
            Average for the quarter................               198               176              160
                                                        =============     =============    =============
            Average for the last six months........               193               173              152
                                                        =============     =============    =============

         Home Sales Revenues - Home sales revenues in the second quarter and first half of 2003 were 35% and 30% higher, respectively, than home sales revenues for the same periods in 2002. The improved revenues primarily were a result of increased home closings, as discussed below.

         Homes Closed - Home closings in the second quarter and first half of 2003 were 34% and 30% higher, respectively, than the same periods in 2002. Home closings in the three and six months ended June 30, 2003 particularly were strong in (1) Nevada (increases of 106% and 101%, respectively), Phoenix (increases of 90% and 74%, respectively) and Virginia (increases of 60% and 15%, respectively), as a result of year-over-year increases in active subdivisions in prior quarters which contributed to higher home orders and larger Backlogs (as defined below) in these markets prior to the 2003 second quarter; and (2) Southern California (increases of 50% and 53%, respectively) primarily due to the strong demand for new homes in this market. In addition, the Company closed 98 and 148 homes, respectively, in Utah and Texas in the second quarter and first half of 2003, new markets in which a total of only 25 homes were closed during comparable periods in 2002.

         Average Selling Price Per Home Closed - The average selling price per home closed in the second quarter of 2003 was $256,300, compared with $254,000 for the same period in 2002. For the six months ended June 30, 2003, average selling prices were $259,500 for both 2003 and 2002. Average selling price increases in Virginia and Maryland were offset by a greater percentage of homes closed in Nevada, Phoenix, Utah and Texas, where the average selling price of homes closed is lower than the Company average.

         Home Gross Margins - We define "Home Gross Margins" to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins were 23.3% and 23.0%, respectively, for the second quarter and first six months of 2003, compared with 22.5% and 22.9%, respectively, for the same periods in 2002. Home Gross Margins improved in the second quarter of 2003, compared with the same period in 2002, in Nevada, Southern California and Maryland, primarily due to the ability to increase selling prices as a result of the strong demand for new homes in these markets and, in Southern California, reductions in previous estimates to complete land development. These increases in Home Gross Margins partially were offset by decreased Home Gross Margins in Colorado, due to increased incentives resulting from the more challenging economic conditions experienced in this market, and higher warranty reserves related to water intrusion and related mold concerns, as well as a greater number of homes closed in Utah and Texas where Home Gross Margins were lower than the Company average.

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

         Orders for Homes and Backlog - Orders for homes increased 33% and 27%, respectively, in the three and six months ended June 30, 2003, compared with the same periods in 2002. Home orders during the quarter and six months ended June 30, 2003 particularly were strong in Nevada (up 88% and 120%, respectively), Virginia (up 73% and 69%, respectively), Maryland (up 55% and 63%, respectively) and Phoenix (up 51% and 45%, respectively), aided by year-over-year increases in the number of active subdivisions and the continued strong demand for new homes in these markets. Home orders also improved in Colorado in the 2003 second quarter, where orders were up 7%, compared with the 2002 second quarter. Colorado home orders were lower in the first six months of 2003, compared with the same period in 2002, due to the market's more challenging economic environment in the 2003 first quarter. The Company also received 162 and 305 home orders, respectively, in the 2003 second quarter and first six months from its new markets in Utah and Dallas/Fort Worth. Home orders were lower in Southern California in the quarter and six months ended June 30, 2003, primarily due to a temporary reduction in the number of active subdivisions resulting from the sell-out of several communities earlier than expected.

         Record home orders received during the first six months of 2003 contributed to the increase in homes under contract but not yet delivered ("Backlog") at June 30, 2003 to 6,341 units with an estimated sales value of $1,630,000,000, 28% higher than the Backlog of 4,935 units with an estimated sales value of $1,300,000,000 at June 30, 2002. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 80% of its June 30, 2003 Backlog to close under existing sales contracts during the second half of 2003 and first quarter of 2004. The remaining 20% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See "Forward-Looking Statements" below.

         Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $39,625,000 and $73,225,000, respectively, for the quarter and six months ended June 30, 2003, compared with $27,682,000 and $53,345,000, respectively, for the same periods in 2002. The increases in 2003 primarily were due to (1) higher sales commissions resulting from the Company's increased home sales revenues; (2) higher product advertising and deferred marketing amortization, primarily as a result of the increased number of active subdivisions during the second quarter and first six months of 2003, compared with the same periods in 2002; and (3) increased sales overhead resulting from the Company's expanding home sales activities.

         General and Administrative - General and administrative expenses increased to $32,466,000 and $61,631,000, respectively, during the second quarter and first half of 2003, compared with $24,717,000 and $46,910,000, respectively, for the same periods in 2002, primarily due to higher compensation and other costs associated with expanded operations in most of the Company's markets, most notably California, Nevada, Phoenix and Virginia.

         Title Operations - American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $650,000 and $1,109,000, respectively, for the quarter and six months ended June 30, 2003, compared with $597,000 and $1,066,000, respectively, for the same periods in 2002.

      New Homebuilding Divisions

         In February 2002, the Company expanded into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. During 2002 and the first half of 2003, the Company acquired control of almost 1,200 lots in 14 subdivisions in this market. In the 2003 second quarter and first six months of 2003, this division received 69 and 119 home orders, respectively, and closed 29 and 39 homes, respectively.

         In April 2002, one of the Company's subsidiaries acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company's entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions. The Company now controls almost 1,500 lots in this market. In the second quarter and first six months of 2003, this division received 93 and 186 home orders, respectively, and closed 69 and 109 homes, respectively.

         The Company expanded into the Houston and Philadelphia/Delaware Valley markets in the 2003 second quarter and into the West Florida and Chicago markets in the third quarter of 2003. Each of these expansion efforts was initiated by hiring a division president to manage start-up operations. As of this filing, no lots had been acquired by the Company in any of these new markets.

     Land Inventory

         The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total cash option deposits (dollars in thousands).

                                                    June 30,    December 31,      June 30,
                                                      2003          2002            2002
                                                  -----------   -----------     -----------

     Colorado...................................  $   117,460   $   140,930     $   141,696
     California.................................      225,760       154,980         125,737
     Nevada.....................................      124,026       114,142         109,302
     Arizona....................................       84,090        92,639          97,311
     Utah.......................................       15,209        12,984           9,744
     Texas......................................        6,389         5,559             - -
     Virginia...................................      110,619       113,717          79,094
     Maryland...................................       41,758        21,892          19,501
                                                  -----------   -----------     -----------
        Total...................................  $   725,311   $   656,843     $   582,385
                                                  ===========   ===========     ===========
     Total Lots Owned (excluding lots in
       work-in-process).........................       16,273        16,962          16,773
     Total Lots Controlled Under Option.........        6,608         6,995           6,403
                                                  -----------   -----------     -----------
       Total Lots Owned and Controlled
         (excluding lots in work-in-process)....       22,881        23,957          23,176
                                                  ===========   ===========     ===========
     Total Cash Option Deposits.................  $    15,239   $    18,007     $    16,034
                                                  ===========   ===========     ===========

Financial Services Segment

         The table below sets forth information relating to HomeAmerican's operations (in thousands).

                                                               Three Months                Six Months
                                                              Ended June 30,             Ended June 30,
                                                            2003          2002          2003          2002
                                                        -----------   -----------   -----------   -----------

       Mortgage loan origination fees...............    $     5,234   $     3,992   $     9,894   $     8,221
       Gains on sales of mortgage servicing, net....    $       329   $       481   $     1,163   $       952
       Gains on sales of mortgage loans, net........    $     8,755   $     4,280   $    16,097   $     7,741
       Operating Profit.............................    $     8,599   $     5,185   $    16,166   $    10,215
       Principal amount of loan originations
          MDC home buyers...........................    $   364,021   $   270,566   $   679,043   $   521,454
          Spot......................................          6,003         6,034         9,752        15,564
                                                        -----------   -----------   -----------   -----------
                Total...............................    $   370,024   $   276,600   $   688,795   $   537,018
                                                        ===========   ===========   ===========   ===========
       Principal amount of loans brokered
          MDC home buyers...........................    $    84,611   $    59,697   $   129,936   $   103,299
          Spot......................................          1,000         1,510         1,538         3,118
                                                        -----------   -----------   -----------   -----------
                Total..............................     $    85,611   $    61,207   $   131,474   $   106,417
                                                        ===========   ===========   ===========   ===========
       Capture Rate................................             66%           69%           68%           71%
                                                        ===========   ===========   ===========   ===========
          Including brokered loans.................             81%           81%           81%           82%
                                                        ===========   ===========   ===========   ===========

         Financial services operating profit for the second quarter and first half of 2003 increased, compared with the same periods in 2002, primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican's expanded loan origination activity. The principal amounts of originated and brokered loans were $455,635,000 and $820,269,000, respectively, in the second quarter and first half of 2003, compared with $337,807,000 and $643,435,000, respectively, for the same periods in 2002. These improvements primarily were due to increases in homes closed by the homebuilding segment. MDC home buyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the second quarter and first half of 2003.

         Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings ("Capture Rate") were 66% and 68%, respectively, for the quarter and six months ended June 30, 2003, compared with 69% and 71%, respectively, for the same periods in 2002. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 81% for the second quarter and first half of 2003, compared with 81% and 82%, respectively, for the same periods in 2002.

         Forward Sales Commitments - HomeAmerican's operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market.

         Insurance Operations - American Home Insurance provides homeowners, auto and other types of casualty insurance in each of MDC's markets. The results of its operations were not material for any of the periods presented.

Other Operating Results

         Interest Expense - The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F to the Company's Condensed Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note E to the Company's Condensed Consolidated Financial Statements.

         Expenses Related to Debt Redemption - In May 2003, the Company redeemed $175,000,000 principal amount of its 8 3/8% senior notes due 2008 (the "8 3/8% Senior Notes"). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182,329,000, plus accrued and unpaid interest through the date of redemption. Expenses for the quarter and six months ended June 30, 2003 related to this debt redemption of $9,315,000 include the above redemption premium of $7,329,000 and the related unamortized discount and debt issuance costs of $1,986,000. In compliance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, the expenses related to this debt redemption are no longer treated as an extraordinary loss.

         Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $14,832,000 and $26,308,000, respectively, during the second quarter and first half of 2003, from $10,434,000 and $20,494,000, respectively, for the same periods of 2002. The increases in 2003 primarily were due to (1) greater compensation-related costs principally resulting from the Company's higher profitability; and (2) increased compensation and other expenses for information technology, as the Company is focusing on improving its systems in preparation for the growth of its homebuilding and financial services operations.

         Income Taxes - MDC's overall effective income tax rate of 39% for the second quarter and first half of 2003, compared with 39%, respectively, for the same periods in 2002, differed from the federal statutory rate of 35%, primarily due to the impact of state income taxes.


                      LIQUIDITY AND CAPITAL RESOURCES


         MDC uses its liquidity and capital resources to (1) support its operations, including its homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external sources. The Company currently has an effective registration statement that would allow the Company to issue up to $450,000,000 of equity, debt or hybrid securities.

Capital Resources

         The Company's capital structure is a combination of (1) permanent financing, represented by stockholders' equity; (2) long-term financing, represented by its publicly traded 7% senior notes due 2012 (the "7% Senior Notes"), 5 1/2% senior notes due 2013 (the "5 1/2% Senior Notes") and its homebuilding line of credit (the "Homebuilding Line"); and (3) current financing, primarily its mortgage lending line of credit (the "Mortgage Line"). Based upon its current capital resources and additional capacity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land and expansion into new markets. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company's business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See "Forward-Looking Statements" below.

Lines of Credit and Other

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the "Homebuilding Line"). Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At June 30, 2003, $200,000,000 was borrowed and $23,114,000 in letters of credit were outstanding under the Homebuilding Line.

         Mortgage Lending - The Company's mortgage lending bank line of credit (the "Mortgage Line"), has a borrowing limit of $125,000,000 with terms that allow for increases of up to $50,000,000 in the borrowing limit to a maximum of $175,000,000, subject to concurrence by the participating banks. In June 2003, the Company received a commitment to temporarily increase the borrowing limit to $150,000,000. This temporary increase will terminate on October 2, 2003. The terms of the Mortgage Line are set forth in a Second Amended and Restated Warehousing Credit Agreement dated as of September 9, 2002. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2003, $75,325,000 was borrowed and an additional $28,846,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

         The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC's consolidated indebtedness is not permitted to exceed 2.15 times (subject to downward adjustment in certain circumstances) MDC's "adjusted consolidated tangible net worth," as defined. Under the adjusted consolidated tangible net worth test, MDC's "adjusted consolidated tangible net worth," as defined, must not be less than the sum of
(1) $491,382,000; (2) 50% of "consolidated net income," as defined, of the "borrower," as defined, and the "guarantors," as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, "adjusted consolidated tangible net worth," as defined, must not be less than $307,114,000.

         The Company's senior notes are not secured and the senior notes indentures do not contain financial covenants. The Company's senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company's homebuilding segment subsidiaries.

MDC Common Stock Repurchase Programs

         On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company's stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares of MDC common stock in the 2003 first quarter and no shares in the second quarter, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of June 30, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At June 30, 2003, the Company held 3,158,000 shares of treasury stock with an average purchase price of approximately $16.32 per share.

Consolidated Cash Flow

         During the first six months of 2003, the Company used $59,254,000 of cash in its operating activities. Cash provided by (1) net income before depreciation, amortization and expenses related to debt redemption; and (2) the sale of mortgage loans was more than offset by cash used to build net homebuilding assets in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements, as well as the repurchase of 727,100 shares of stock for $26,731,000 and the payment of dividends, primarily through borrowings on its bank lines of credit. Also during the second quarter of 2003, the Company issued the 5 1/2% Senior Notes with a $150,000,000 principal amount at a discount of $2,721,000, and redeemed all $175,000,000 principal amount of its 8 3/8% Senior Notes. The Company paid a premium of $7,329,000 on the redemption.

         During the first six months of 2002, the Company used $123,317,000 of cash in its operating activities. Cash provided by (1) net income before depreciation and amortization; and (2) the sale of mortgage loans was more than offset by cash used to build net homebuilding assets in support of the Company's expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.


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

         The volatility of interest rates could have an adverse effect on MDC's future operations and liquidity. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans held in inventory and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks related to fluctuations in interest rates on mortgage loans receivable and debt. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC.

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

         As of June 30, 2003, short-term debt was $75,325,000, which consisted of amounts outstanding on MDC's Mortgage Line. The Mortgage Line is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair values at June 30, 2003 are as follows (in thousands).

                                             Maturities through December 31,
                            ---------------------------------------------------------------           Estimated
                               2003      2004       2005      2006       2007    Thereafter   Total   Fair Value
                            ---------- --------- ---------- --------- ---------- ---------- --------- ----------
Fixed Rate Debt............  $     - - $     - -  $     - - $     - -  $     - -  $ 300,000 $ 300,000  $ 311,314
   Average Interest Rate (units)   - -       - -        - -       - -        - -      6.25%     6.25%
Variable Rate Debt.........  $     - - $     - -  $     - - $ 200,000  $     - -  $     - - $ 200,000  $ 200,000
   Average Interest Rate...        - -       - -        - -     2.70%        - -        - -     2.70%

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

ITEM 4.           CONTROLS AND PROCEDURES.


            Management of MDC recognizes its responsibility for maintaining effective and efficient internal controls, disclosure controls and procedures. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC's senior management, including its chief financial officer, general counsel, treasurer, and homebuilding and mortgage lending presidents and vice presidents of finance.

            An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was performed under the supervision, and with the participation, of the Company's management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS.


         The annual meeting of the Company's shareowners was held on April 28, 2003. The following members of the Board of Directors were elected as Class III Directors for three-year terms expiring in 2006:

                                          Votes For           Votes Withheld

          Steven J. Borick                24,993,617                302,506
          David D. Mandarich              21,897,587              3,398,536
          David E. Blackford              25,116,799                179,324

         Larry A. Mizel,  Herbert T.  Buchwald,  Gilbert  Goldstein  and William
B. Kemper continued to serve as directors of the Company after the annual meeting. Also at the meeting, the shareowners approved an amendment to the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the "Equity Incentive Plan") that increased by 1,000,000 the number of shares of MDC common stock authorized for issuance under the Equity Incentive Plan. The results of the vote were as follows:

                  Votes For                 Votes Against           Votes Abstaining         Broker Non-Votes
            --------------------        --------------------      --------------------     ------------------
                  15,817,457                   9,465,747                   12,919                    0


ITEM 5.  OTHER INFORMATION.


         On July 31, 2003, the Company's board of directors declared a dividend of twelve and one half cents per share for the quarter ended June 30, 2003, payable August 28, 2003 to shareowners of record on

August 14, 2003. Future dividend payments are subject to the discretion of the Company's board of directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


                  (a) Exhibits:

                  10.1 Agreement to increase commitment amount dated as of June 27, 2003, by and among HomeAmerican Mortgage Corporation, as borrower, U.S. Bank National Association, as agent, and U.S. Bank National Association, as a bank.

                  12       Ratio of Earnings to Fixed Charges Schedule

                  31.1     Certification   of  Chief   Executive   Officer,
                           pursuant   to  Section   302  of  the Sarbanes-Oxley
                           Act of 2002.

                  31.2     Certification   of  Chief   Financial   Officer,
                           pursuant   to  Section   302  of  the Sarbanes-Oxley
                           Act of 2002.

                  32.1     Certification   of  Chief   Executive   Officer,
                           pursuant   to  Section   906  of  the Sarbanes-Oxley
                           Act of 2002

                  32.2     Certification   of  Chief   Financial   Officer,
                           pursuant   to  Section   906  of  the Sarbanes-Oxley
                           Act of 2002.

                  (b) Reports on Form 8-K:

                           Form 8-K (Item 9) dated July 15, 2003, reporting second quarter earnings information with a copy of the Press Release attached and provided pursuant to both Item 9 and Item 12.

                           Form 8-K (Item 9) dated July 2, 2003, reporting home orders, home closings and quarter-end backlog for the quarterly period ended June 30, 2003 with a copy of the Press Release attached and provided pursuant to both Item 9 and Item 12.

                           Form 8-K (Item 5) dated May 19, 2003, reporting the offering of $150,000,000 of the Company's 5 1/2% Senior Notes due 2013.

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


Date:    August 14, 2003              M.D.C. HOLDINGS, INC.
         ---------------
                                      (Registrant)



                                      By:   /s/ Paris G. Reece III
                                            --------------------------------
                                            Paris G. Reece III
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer

                                INDEX TO EXHIBITS


Exhibit Number                           Description
--------------                   -----------------------------

       10.1 Agreement to increase commitment amount dated as of June 27, 2003, by and among HomeAmerican Mortgage Corporation, as borrower, U.S. Bank National Association, as agent, and U.S. Bank National Association, as a bank.

        12                       Ratio of Earnings to Fixed Charges Schedule

       31.1 Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       32.2 Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.