Form 10-Q
period 2003-09-30
MDC HOLDINGS INC
filed 2003-11-13
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(303) 773-1100

(Registrant’s telephone number, including area code)

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

          As of November 6, 2003, 29,420,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

(i)

M.D.C. HOLDINGS, INC. Condensed Consolidated Balance Sheets (In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$12,655	$23,164
Property and equipment, net	10,187	10,851
Deferred income taxes	29,034	25,980
Deferred debt issue costs, net	2,733	3,305
Other assets, net	9,215	6,708

	63,824	70,008

Homebuilding
Cash and cash equivalents	7,716	4,686
Home sales and other accounts receivable	23,878	3,519
Inventories, net
Housing completed or under construction	776,951	578,475
Land and land under development	720,385	656,843
Prepaid expenses and other assets, net	76,363	65,936

	1,605,293	1,309,459

Financial Services
Cash and cash equivalents	1,380	1,092
Mortgage loans held in inventory	145,886	207,938
Other assets, net	13,297	6,683

	160,563	215,713

Total Assets	$1,829,680	$1,595,180

See notes to condensed consolidated financial statements. — 1 —

M.D.C. HOLDINGS, INC. Condensed Consolidated Balance Sheets (In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued expenses	$66,045	$63,871
Income taxes payable	43,141	21,571
Senior notes, net	297,132	322,990

	406,318	408,432

Homebuilding
Accounts payable and accrued expenses	266,563	210,601
Line of credit	100,000	--
Notes payable	2,479	--

	369,042	210,601

Financial Services
Accounts payable and accrued expenses	27,202	21,506
Line of credit	86,132	154,074

	113,334	175,580

Total Liabilities	888,694	794,613

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value; 100,000,000 shares authorized; 32,377,000 and 31,802,000 shares issued, respectively, at September 30, 2003 and December 31, 2002	324	318
Additional paid-in capital	471,781	371,896
Retained earnings	520,756	501,498
Unearned restricted stock	(1,175)	(820)
Accumulated other comprehensive income	217	2

	991,903	872,894
Less treasury stock, at cost; 3,120,000 and 5,373,000 shares, respectively, at September 30, 2003 and December 31, 2002	(50,917)	(72,327)

Total Stockholders' Equity	940,986	800,567

Total Liabilities and Stockholders' Equity	$1,829,680	$1,595,180

See notes to condensed consolidated financial statements. — 2 —

M.D.C. HOLDINGS, INC. Condensed Consolidated Statements of Income (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Homebuilding	$782,726	$570,386	$2,011,058	$1,516,318
Financial services	16,022	11,160	46,348	30,437
Corporate	158	152	584	747

Total Revenues	798,906	581,698	2,057,990	1,547,502

COSTS AND EXPENSES
Homebuilding	664,605	494,914	1,743,135	1,321,787
Financial services	8,780	5,255	22,940	14,317
Expenses related to debt redemption	--	--	9,315	--
Corporate	18,159	10,498	44,467	30,992

Total Costs and Expenses	691,544	510,667	1,819,857	1,367,096

Income before income taxes	107,362	71,031	238,133	180,406
Provision for income taxes	(41,886)	(27,472)	(92,926)	(70,175)

NET INCOME	$65,476	$43,559	$145,207	$110,231

EARNINGS PER SHARE
Basic	$2.25	$1.48	$5.02	$3.74

Diluted	$2.16	$1.43	$4.83	$3.60

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	29,066	29,400	28,905	29,495

Diluted	30,303	30,448	30,074	30,647

DIVIDENDS DECLARED PER SHARE	$.125	$.073	$.280	$.209

See notes to condensed consolidated financial statements. — 3 —

M.D.C. HOLDINGS, INC. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES
Net income	$145,207	$110,231
Adjustments to reconcile net income to net cash provided by (used in)
operating activities
Expenses related to debt redemption	9,315	--
Depreciation and amortization	25,863	17,366
Deferred income taxes	(3,054)	5,651
Net changes in assets and liabilities
Home sales and other accounts receivable	(20,359)	(12,812)
Homebuilding inventories	(259,539)	(372,696)
Prepaid expenses and other assets	(33,530)	(26,318)
Mortgage loans held in inventory	62,052	10,263
Accounts payable and accrued expenses	100,481	47,713
Other, net	(3,974)	2,330

Net cash provided by (used in) operating activities	22,462	(218,272)

INVESTING ACTIVITIES
Net purchase of property and equipment	(4,575)	(10,145)

FINANCING ACTIVITIES
Lines of credit
Advances	1,873,500	1,937,200
Principal payments	(1,841,442)	(1,691,782)
Senior notes
Proceeds from issuance	147,279	--
Repurchase	(175,000)	--
Premium on repurchase	(7,329)	--
Dividend payments	(8,137)	(6,168)
Stock repurchases	(26,731)	(19,029)
Proceeds from exercise of stock options	12,782	6,839

Net cash (used in) provided by financing activities	(25,078)	227,060

Net decrease in cash and cash equivalents	(7,191)	(1,357)
Cash and cash equivalents
Beginning of period	28,942	36,600

End of period	$21,751	$35,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2003	2002
Cash paid during the period for
Interest	$20,351	$17,937
Income taxes	$66,495	$62,714
Non-cash financing activities
Land purchases financed by seller	$2,479	$--

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A. Presentation of Financial Statements

        The condensed consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 2003 and for all of the periods presented. These statements are condensed and do not include all of the information required by generally accepted accounting principles in a full set of financial statements. These statements should be read in conjunction with MDC’s financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002. Certain reclassifications have been made in the 2002 financial statements to conform to the classifications used in the current year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic Earnings Per Share
Net income	$65,476	$43,559	$145,207	$110,231

Basic weighted-average shares outstanding	29,066	29,400	28,905	29,495

Per share amounts	$2.25	$1.48	$5.02	$3.74

Diluted Earnings Per Share
Net income	$65,476	$43,559	$145,207	$110,231

Basic weighted-average shares outstanding	29,066	29,400	28,905	29,495
Stock options, net	1,237	1,048	1,169	1,152

Diluted weighted-average shares outstanding	30,303	30,448	30,074	30,647

Per share amounts	$2.16	$1.43	$4.83	$3.60

C. Stockholders’ Equity

        Stock Repurchase Program — On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares of MDC common stock in the first quarter of 2003, bringing the total shares repurchased to 2,580,400. No shares of MDC common stock were repurchased in the second or third quarters of 2003, leaving 1,769,600 shares available to be repurchased as of September 30, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At September 30, 2003, the Company held 3,120,000 shares of treasury stock with an average purchase price of approximately $16.32 per share.

        Stock Dividend — On April 28, 2003, MDC’s board of directors declared a 10% stock dividend that was distributed on May 27, 2003 to shareowners of record on May 12, 2003. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods affected to reflect the effect of this stock dividend.

         Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and nine months ended September 30, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$65,476	$43,559	$145,207	$110,231
Deduct stock-based compensation expense determined
using the fair value method, net of related tax
effects	(1,871)	(1,951)	(5,343)	(5,380)

Pro forma net income	$63,605	$41,608	$139,864	$104,851

Earnings per share
Basic as reported	$2.25	$1.48	$5.02	$3.74

Basic pro forma	$2.19	$1.42	$4.84	$3.55

Diluted as reported	$2.16	$1.43	$4.83	$3.60

Diluted pro forma	$2.10	$1.37	$4.65	$3.42

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total Interest Incurred
Corporate and homebuilding	$6,099	$5,907	$20,514	$14,863
Financial services	576	424	1,557	1,105

Total interest incurred	$6,675	$6,331	$22,071	$15,968

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory,
beginning of period	$20,590	$17,604	$17,783	$17,358
Interest incurred	6,099	5,907	20,514	14,863
Interest expense	--	--	--	--
Previously capitalized interest included in cost of
sales	(6,624)	(4,568)	(18,232)	(13,278)

Interest capitalized in homebuilding inventory, end
of period	$20,065	$18,943	$20,065	$18,943

Financial Services Net Interest Income
Interest income	$1,840	$1,469	$4,854	$4,099
Interest expense	(576)	(424)	(1,557)	(1,105)

Net interest income	$1,264	$1,045	$3,297	$2,994

E. Warranty Reserves

        Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the condensed consolidated balance sheets, and totaled $51,021,000 and $44,743,000, respectively, at September 30, 2003 and December 31, 2002. Warranty expense was $10,422,000 and $28,576,000 for the three and nine months ended September 30, 2003, compared with $6,016,000 and $16,474,000 for the same periods in 2002. The increase in expense primarily was in Colorado and Northern California, due to costs incurred in connection with moisture intrusion and related mold concerns, partially offset by insurance recoveries in Colorado. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 300% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the nine months ended September 30, 2003 is shown below (in thousands).

Warranty reserve balance at December 31, 2002	$44,743
Warranty expense provision	28,576
Warranty cash payments, net	(22,298)

Warranty reserve balance at September 30, 2003	$51,021

F. Information on Business Segments

        The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Homebuilding
Revenues
Home sales	$779,457	$568,195	$2,005,471	$1,510,224
Land sales	1,175	1,485	1,298	2,231
Other revenues	2,094	706	4,289	3,863

Total Homebuilding Revenues	782,726	570,386	2,011,058	1,516,318

Home cost of sales	585,970	435,041	1,529,557	1,161,155
Land cost of sales	755	1,237	842	1,741
Marketing expenses	42,453	31,794	115,678	85,139
General and administrative expenses	35,427	26,842	97,058	73,752

Total Homebuilding Expenses	664,605	494,914	1,743,135	1,321,787

Homebuilding Operating Profit	118,121	75,472	267,923	194,531

Financial Services
Revenues
Net interest income	1,264	1,045	3,297	2,994
Origination fees	5,812	4,563	15,706	12,784
Gains on sales of mortgage servicing	444	408	1,607	1,360
Gains on sales of mortgage loans, net	7,924	4,902	24,021	12,643
Mortgage servicing and other	578	242	1,717	656

Total Financial Services Revenues	16,022	11,160	46,348	30,437
General and administrative expenses	8,780	5,255	22,940	14,317

Financial Services Operating
Profit	7,242	5,905	23,408	16,120

Total Operating Profit	125,363	81,377	291,331	210,651

Corporate
Expenses related to debt redemption	--	--	(9,315)	--
Interest and other revenues	158	152	584	747
General and administrative expenses	(18,159)	(10,498)	(44,467)	(30,992)

Net Corporate Expenses	(18,001)	(10,346)	(53,198)	(30,245)

Income Before Income Taxes	$107,362	$71,031	$238,133	$180,406

G. Commitments and Contingencies

        The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At September 30, 2003, MDC had outstanding approximately $29,985,000 and $209,895,000 of letters of credit and performance bonds, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not currently believe that any outstanding bonds or letters of credit will be called.

H. Senior Notes and Lines of Credit

        Senior Notes — In May 2003, the Company completed a public offering of $150,000,000 principal amount of 5 ½% Senior Notes due December 2013 (the “5 ½% Senior Notes”) at a discount, with an effective yield of 5.74%. The principal amount outstanding, net of unamortized discount, at September 30, 2003 was $148,596,000. The 5 ½% Senior Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 5 ½% Senior Notes supplemental indenture.

        Also in May 2003, the Company redeemed $175,000,000 principal amount of its 8 3/8% Senior Notes due 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182,329,000, plus accrued and unpaid interest through the date of redemption. In compliance with SFAS No. 145, the expenses related to this debt redemption of $9,315,000 are no longer treated as an extraordinary loss.

        Lines of Credit – The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the “Homebuilding Line”). Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At September 30, 2003, $100,000,000 was borrowed and $25,742,000 in letters of credit were outstanding under the Homebuilding Line.

        Prior to September 29, 2003, the Company’s mortgage lending bank line of credit (the "Mortgage Line") had a borrowing limit of $125,000,000 with terms that allowed for a borrowing limit of up to $175,000,000, subject to concurrence by the participating banks. As of September 29, 2003, the Mortgage Line was amended to provide for a borrowing limit of $175,000,000 with terms that allowed for a borrowing limit of up to $225,000,000, subject to concurrence by the participating banks. As of September 30, 2003, the borrowing limit of the Homebuilding Line was $200,000,000, including a $25,000,000 temporary increase by a participating bank. This temporary increase terminated on October 2, 2003. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2003, $86,132,000 was borrowed and an additional $24,105,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

        The Company’s debt obligations as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003	December 31, 2002
7% Senior notes due 2012	$148,536	$148,422
5 1/2% Senior notes due 2013	148,596	--
8 3/8% Senior notes due 2008	--	174,568

Total Senior notes	297,132	322,990
Homebuilding line of credit	100,000	--
Notes payable	2,479	--

Total Corporate and Homebuilding Debt	399,611	322,990
Mortgage line of credit	86,132	154,074

Total Debt	$485,743	$477,064

I. Supplemental Guarantor Information

        The Company’s Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by Richmond American Homes of California, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of Colorado, Inc., M.D.C. Land Corporation, Richmond American Construction, Inc., Richmond American Homes of West Virginia, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Texas, Inc., RAH of Texas, LP, RAH Texas Holdings, LLC and Richmond American Homes of Florida, LP. (collectively, the “Guarantor Subsidiaries”). Non-guarantor subsidiaries primarily consist of HomeAmerican Mortgage Corporation, American Home Title and Escrow Company, American Home Insurance Agency, Inc., Lion Insurance Company and StarAmerican Insurance Ltd. (collectively, the “Non-Guarantor Subsidiaries”). The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
September 30, 2003
(In thousands)
(Unaudited)

ASSETS	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
Corporate
Cash and cash equivalents	$12,655	$--	$--	$--	$12,655
Investments in and advances to parent
and subsidiaries	301,634	724	7,271	(309,629)	--
Other assets	52,822	36	(1,689)	--	51,169

	367,111	760	5,582	(309,629)	63,824

Homebuilding
Cash and cash equivalents	--	6,783	933	--	7,716
Home sales and other accounts receivable
	--	34,367	462	(10,951)	23,878
Inventories, net
Housing completed or under construction
	--	776,951	--	--	776,951
Land and land under development	--	720,385	--	--	720,385
Other assets	--	54,801	21,562	--	76,363

	--	1,593,287	22,957	(10,951)	1,605,293

Financial Services	--	--	160,563	--	160,563

Total Assets	$367,111	$1,594,047	$189,102	$(320,580)	$1,829,680

LIABILITIES
Corporate
Accounts payable and accrued
expenses	$66,072	$174	$49	$(250)	$66,045
Advances and notes payable - parent
and subsidiaries	(992,561)	978,937	13,624	--	--
Income taxes payable	(42,527)	81,237	4,431	--	43,141
Senior notes, net	297,132	--	--	--	297,132

	(671,884)	1,060,348	18,104	(250)	406,318

Homebuilding
Accounts payable and accrued
expenses	--	259,274	7,289	--	266,563
Line of credit	100,000	--	--	--	100,000
Notes payable	--	2,479	--	--	2,479

	100,000	261,753	7,289	--	369,042

Financial Services	--	--	124,112	(10,778)	113,334

Total Liabilities	(571,884)	1,322,101	149,505	(11,028)	888,694

STOCKHOLDERS' EQUITY	938,995	271,946	39,597	(309,552)	940,986

Total Liabilities and
Stockholders' Equity	$367,111	$1,594,047	$189,102	$(320,580)	$1,829,680

M.D.C. Holdings, Inc. Supplemental Combining Balance Sheet December 31, 2002 (In thousands)

ASSETS	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
Corporate
Cash and cash equivalents	$23,164	$--	$--	$--	$23,164
Investments in and advances to parent
and subsidiaries	345,214	774	(2,645)	(343,343)	--
Other assets	49,017	--	(2,173)	--	46,844

	417,395	774	(4,818)	(343,343)	70,008

Homebuilding
Cash and cash equivalents	--	4,171	515	--	4,686
Home sales and other accounts receivable	--	3,317	202	--	3,519
Inventories, net
Housing completed or under construction	--	578,475	--	--	578,475
Land and land under development	--	656,843	--	--	656,843
Other assets	--	48,168	17,768	--	65,936

	--	1,290,974	18,485	--	1,309,459

Financial Services	--	--	215,713	--	215,713

Total Assets	$417,395	$1,291,748	$229,380	$(343,343)	$1,595,180

LIABILITIES
Corporate
Accounts payable and accrued expenses	$63,772	$--	$99	$--	$63,871
Advances and notes payable - parent and
subsidiaries	(673,479)	658,804	14,675	--	--
Income taxes payable	(90,854)	108,829	3,596	--	21,571
Senior notes, net	322,990	--	--	--	322,990

	(377,571)	767,633	18,370	--	408,432

Homebuilding
Accounts payable and accrued expenses	--	204,615	5,986	--	210,601
Line of credit	--	--	--	--	--

	--	204,615	5,986	--	210,601

Financial Services	--	--	175,580	--	175,580

Total Liabilities	(377,571)	972,248	199,936	--	794,613

STOCKHOLDERS' EQUITY	794,966	319,500	29,444	(343,343)	800,567

Total Liabilities and
Stockholders' Equity	$417,395	$1,291,748	$229,380	$(343,343)	$1,595,180

M.D.C. Holdings, Inc. Supplemental Combining Statements of Income (In thousands) (Unaudited) Three Months Ended September 30, 2003

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$781,600	$1,256	$(130)	$782,726
Financial services	--	--	16,022	--	16,022
Corporate	151	--	7	--	158
Equity in earnings of subsidiaries	64,496	--	--	(64,496)	--

Total Revenues	64,647	781,600	17,285	(64,626)	798,906

COSTS AND EXPENSES
Homebuilding	466	686,563	(130)	(22,294)	664,605
Financial services	--	--	8,780	--	8,780
Corporate	18,159	--	--	--	18,159
Corporate and homebuilding interest	(22,294)	--	--	22,294	--

Total Expenses	(3,669)	686,563	8,650	--	691,544

Income before income taxes	68,316	95,037	8,635	(64,626)	107,362
Provision for income taxes	(394)	(38,076)	(3,416)	--	(41,886)

NET INCOME	$67,922	$56,961	$5,219	$(64,626)	$65,476

Three Months Ended September 30, 2002

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$570,405	$57	$(76)	$570,386
Financial services	--	--	11,160	--	11,160
Corporate	312	--	8	(168)	152
Equity in earnings of subsidiaries	47,763	--	--	(47,763)	--

Total Revenues	48,075	570,405	11,225	(48,007)	581,698

COSTS AND EXPENSES
Homebuilding	187	498,520	225	(4,018)	494,914
Financial services	--	--	5,255	--	5,255
Corporate	10,666	--	--	(168)	10,498
Corporate and homebuilding interest	(4,018)	--	--	4,018	--

Total Expenses	6,835	498,520	5,480	(168)	510,667

Income before income taxes	41,240	71,885	5,745	(47,839)	71,031
Provision for income taxes	2,942	(28,180)	(2,234)	--	(27,472)

NET INCOME	$44,182	$43,705	$3,511	$(47,839)	$43,559

M.D.C. Holdings, Inc. Supplemental Combining Statements of Income (In thousands) (Unaudited)

Nine Months Ended September 30, 2003

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$2,008,395	$2,955	$(292)	$2,011,058
Financial services	--	--	46,348	--	46,348
Corporate	561	--	23	--	584
Equity in earnings of subsidiaries	142,268	--	--	(142,268)	--

Total Revenues	142,829	2,008,395	49,326	(142,560)	2,057,990

COSTS AND EXPENSES
Homebuilding	460	1,804,998	(121)	(62,202)	1,743,135
Financial services	--	--	22,940	--	22,940
Expenses related to debt redemption	9,315	--	--	--	9,315
Corporate	44,467	--	--	--	44,467
Corporate and homebuilding interest	(62,202)	--	--	62,202	--

Total Expenses	(7,960)	1,804,998	22,819	--	1,819,857

Income before income taxes	150,789	203,397	26,507	(142,560)	238,133
Provision for income taxes	(1,312)	(81,237)	(10,377)	--	(92,926)

NET INCOME	$149,477	$122,160	$16,130	$(142,560)	$145,207

Nine Months Ended September 30, 2002

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$1,514,439	$2,097	$(218)	$1,516,318
Financial services	--	--	30,437	--	30,437
Corporate	831	--	105	(189)	747
Equity in earnings of subsidiaries	121,714	--	--	(121,714)	--

Total Revenues	122,545	1,514,439	32,639	(122,121)	1,547,502

COSTS AND EXPENSES
Homebuilding	294	1,334,615	634	(13,756)	1,321,787
Financial services	--	--	14,317	--	14,317
Corporate	31,096	--	85	(189)	30,992
Corporate and homebuilding interest	(13,756)	--	--	13,756	--

Total Expenses	17,634	1,334,615	15,036	(189)	1,367,096

Income before income taxes	104,911	179,824	17,603	(121,932)	180,406
Provision for income taxes	7,995	(71,321)	(6,849)	--	(70,175)

NET INCOME	$112,906	$108,503	$10,754	$(121,932)	$110,231

M.D.C. Holdings, Inc. Supplemental Combining Statements of Cash Flows (In thousands) (Unaudited) Nine Months Ended September 30, 2003

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in)
operating activities	$80,907	$(146,409)	$88,256	$(292)	$22,462

Net cash used in investing activities	(1,413)	(2,540)	(622)	--	(4,575)

Financing activities
Net increase (reduction) in borrowings
from parent and subsidiaries	(132,575)	151,561	(18,986)	--	--
Lines of credit
Advances	1,873,500	--	--	--	1,873,500
Principal payments	(1,773,500)	--	(67,942)	--	(1,841,442)
Senior notes
Proceeds from issuance	147,279	--	--	--	147,279
Repurchase	(175,000)	--	--	--	(175,000)
Premium on repurchase	(7,329)	--	--	--	(7,329)
Dividend payments	(8,429)	--	--	292	(8,137)
Stock repurchases	(26,731)	--	--	--	(26,731)
Proceeds from exercise of stock options	12,782	--	--	--	12,782

Net cash provided by (used in) financing
activities	(90,003)	151,561	(86,928)	292	(25,078)

Net increase (decrease) in cash and cash
equivalents	(10,509)	2,612	706	--	(7,191)
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	--	28,942

End of year	$12,655	$6,783	$2,313	$--	$21,751

Nine Months Ended September 30, 2002

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in)
operating activities	$30,452	$(277,564)	$29,067	$(227)	$(218,272)

Net cash used in investing activities	(8,785)	(1,167)	(193)	--	(10,145)

Financing activities
Net increase (reduction) in borrowings
from parent and subsidiaries	(261,248)	280,239	(18,991)	--	--
Lines of credit
Advances	1,937,200	--	--	--	1,937,200
Principal payments	(1,682,200)	--	(9,582)	--	(1,691,782)
Dividend payments	(6,395)	--	--	227	(6,168)
Stock repurchases	(19,029)	--	--	--	(19,029)
Proceeds from exercise of stock options	6,839	--	--	--	6,839

Net cash provided by (used in) financing
activities	24,833	280,239	(28,573)	227	227,060

Net increase (decrease) in cash and cash
equivalents	(3,166)	1,508	301	--	(1,357)
Cash and cash equivalents
Beginning of year	31,322	4,352	926	--	36,600

End of year	$28,156	$5,860	$1,227	$--	$35,243

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

INTRODUCTION

        M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company” or as “MDC” in this Form 10-Q. The Company or MDC includes our subsidiaries unless we state otherwise. MDC’s primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” We also own and manage HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for MDC’s home buyers; American Home Title and Escrow Company (“American Home Title”), which provides title agency services; and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers insurance to MDC’s home buyers.

RESULTS OF OPERATIONS

        The following discussion for both consolidated results of operations and segment results refers to the three and nine-months ended September 30, 2003, compared with the same periods in 2002. The table below summarizes MDC’s results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of a 10% stock dividend declared on April 28, 2003.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	Amount	%	2003	2002	Amount	%
Revenues	$798,906	$581,698	$217,208	37%	$2,057,990	$1,547,502	$510,488	33%
Income Before
Income Taxes	$107,362	$71,031	$36,331	51%	$238,133	$180,406	$57,727	32%
Net Income	$65,476	$43,559	$21,917	50%	$145,207	$110,231	$34,976	32%
Earnings Per Share:
Basic	$2.25	$1.48	$0.77	52%	$5.02	$3.74	$1.28	34%
Diluted	$2.16	$1.43	$0.73	51%	$4.83	$3.60	$1.23	34%

        The increase in revenues for the third quarter and first nine months of 2003 primarily was due to increased homebuilding revenues resulting from significant increases in home closings. Additionally, higher gains on sales of mortgage loans and increased origination fee income in financial services contributed to the increase in revenues.

        The increases in income before income taxes for the three and nine-month periods were the result of record operating profits from both the homebuilding and financial services segments. The increases in homebuilding segment profits primarily resulted from the higher home closings described above and increases in Home Gross Margins (as defined below) of 140 basis points and 60 basis points for the three and nine-month periods, respectively. Financial services segment profits increased primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity.

Homebuilding Segment

        The tables below set forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	Amount	%	2003	2002	Amount	%
Home Sales Revenues	$779,457	$568,195	$211,262	37%	$2,005,471	$1,510,224	$495,247	33%
Operating Profit	$118,121	$75,472	$42,649	57%	$267,923	$194,531	$73,392	38%
Average Selling Price Per
Home Closed	$250.4	$249.6	$0.8	0.3%	$255.9	$255.7	$0.2	0.0%
Home Gross Margins	24.8%	23.4%			23.7%	23.1%
Home Gross Margins,
Excluding Interest	25.7%	24.2%			24.6%	24.0%
Orders For Homes, net
(units)
Colorado	525	541	(16)	-3%	2,008	2,299	(291)	-13%
California	440	475	(35)	-7%	1,481	1,699	(218)	-13%
Nevada	704	359	345	96%	2,061	977	1,084	111%
Arizona	757	755	2	--	2,667	2,096	571	27%
Utah	106	46	60	130%	292	77	215	279%
Texas	75	2	73	--	194	2	192	--
Virginia	218	186	32	17%	926	604	322	53%
Maryland	82	75	7	9%	308	214	94	44%
Florida	3	--	3	--	3	--	3	--

Total	2,910	2,439	471	19%	9,940	7,968	1,972	25%

Homes Closed (units)
Colorado	736	790	(54)	-7%	1,970	2,105	(135)	-6%
California	503	394	109	28%	1,418	1,048	370	35%
Nevada	578	306	272	89%	1,359	694	665	96%
Arizona	833	550	283	51%	2,067	1,434	633	44%
Utah	84	39	45	115%	193	64	129	202%
Texas	56	--	56	--	95	--	95	--
Virginia	241	134	107	80%	509	368	141	38%
Maryland	70	63	7	11%	214	193	21	11%
Florida	12	--	12	--	12	--	12	--

Total	3,113	2,276	837	37%	7,837	5,906	1,931	33%

— 17 —

	September 30, 2003	December 31, 2002	September 30, 2002
Backlog (units)
Colorado	995	957	1,389
California	985	922	1,141
Nevada	1,052	350	577
Arizona	1,676	1,076	1,287
Utah	149	50	54
Texas	115	16	2
Virginia	893	476	470
Maryland	282	188	178
Florida	130	--	--

Total	6,277	4,035	5,098

Backlog Estimated Sales Value	$1,650,000	$1,120,000	$1,350,000

Average Sales Price in Backlog	$262.9	$277.6	$264.8

Active Subdivisions
Colorado	56	61	65
California	22	24	24
Nevada	18	18	15
Arizona	42	44	41
Utah	8	4	4
Texas	8	1	--
Virginia	30	20	19
Maryland	7	6	7
Florida	7	--	--

Total	198	178	175

Average for the quarter	192	176	170

Average for the last nine months	193	169	158

        Home Sales Revenues - The increase in home sales revenues was the result of increased home closings, as discussed below, for both the three and nine-month periods ended September 30, 2003.

        Homes Closed — Home closings increased in the third quarter and first nine months of 2003, compared with the same periods in 2002, in (1) Nevada, Arizona and Virginia as a result of year-over-year increases in active subdivisions which contributed to higher home orders and larger Backlogs (as defined below) in these markets; and (2) Southern California primarily due to the strong demand for new homes in this market. In addition, the Company closed a combined 152 and 300 homes, respectively, in the third quarter and first nine months of 2003 in Utah, Texas and Florida, new markets in which a total of only 39 and 64 homes were closed during the comparable periods in 2002.

        Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the third quarter of 2003, compared with the same period in 2002, in Nevada, Southern California and Maryland, primarily due to the ability to increase selling prices as a result of the strong demand for new homes in these markets, and a reduction in construction costs in certain markets. Additionally, insurance recoveries relating to warranty expenses incurred in prior periods for water intrusion issues in Colorado and reductions in previous estimates to complete land development and construction in certain markets increased Home Gross Margins by almost 100 basis points during the third quarter of 2003. These increases in Home Gross Margins were offset partially by the impact of increased incentives in Colorado resulting from more challenging economic conditions experienced in this market, as well as a greater number of homes being closed in Utah and Texas, where Home Gross Margins were lower than the Company average.

        Future Home Gross Margins may be impacted adversely by, among other things: (1) competition; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; and (4) shortages of subcontractor labor, finished lots and other resources. See “Forward-Looking Statements” below.

        Orders for Homes and Backlog — Home orders during the quarter and nine months ended September 30, 2003 particularly were strong in Nevada and Virginia, and for the nine month period, Arizona and Maryland, aided by year-over-year increases in the average number of active subdivisions and the continued strong demand for new homes in these markets. The Company also received a combined 184 and 489 home orders, respectively, in the third quarter and first nine months of 2003 from its new markets in Utah, Dallas/Fort Worth and Florida. Colorado home orders were lower for the quarter and nine months ended September 30, 2003, compared with the same period in 2002, primarily resulting from a reduction in the number of active subdivisions and a more challenging economic environment in this market. Home orders also were lower in Southern California in the quarter and nine months ended September 30, 2003, primarily due to a temporary reduction in the number of active subdivisions resulting from the sell-out of several communities earlier than expected.

        Record home orders received during the first nine months of 2003 contributed to the 23% increase in homes under contract but not yet delivered (“Backlog”) at September 30, 2003 to 6,277 units with an estimated sales value of $1,650,000,000, compared with the Backlog of 5,098 units with an estimated sales value of $1,350,000,000 at September 30, 2002. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its September 30, 2003 Backlog to close under existing sales contracts during the fourth quarter of 2003 and first quarter of 2004. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

        Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $42,453,000 and $115,678,000 respectively, for the quarter and nine months ended September 30, 2003, compared with $31,794,000 and $85,139,000, respectively, for the same periods in 2002. The increases in 2003 primarily were due to (1) higher sales commissions resulting from the Company’s increased home sales revenues; (2) higher salaries and benefits attributable to the Company’s expanding homebuilding operations in new and existing home markets; (3) higher product advertising and deferred marketing amortization, primarily as a result of the increased number of active subdivisions during the third quarter and first nine months of 2003, compared with the same periods in 2002; and (4) increased sales overhead resulting from the Company’s expanding home sales activities.

        General and Administrative - General and administrative expenses increased to $35,427,000 and $97,058,000 respectively, during the third quarter and first nine months of 2003, compared with $26,842,000 and $73,752,000, respectively, for the same periods in 2002, primarily due to higher compensation and other costs associated with expanded operations in many of the Company’s markets, most notably California, Nevada, Phoenix and Virginia, and in new markets such as Salt Lake City and Dallas/Fort Worth.

        Title Operations - American Home Title provides title agency services to MDC home buyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $842,000 and $1,951,000, respectively, for the quarter and nine months ended September 30, 2003, compared with $633,000 and $1,699,000, respectively, for the same periods in 2002.

New Homebuilding Divisions

        In February 2002, the Company expanded into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. The Company now controls more than 1,400 lots in 17 subdivisions in this market. In the third quarter and first nine months of 2003, this division received 75 and 194 home orders, respectively, and closed 56 and 95 homes, respectively.

        In April 2002, one of the Company’s subsidiaries acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking the Company’s entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions. The Company now controls more than 1,200 lots in 8 subdivisions in this market. In the third quarter and first nine months of 2003, this division received 106 and 292 home orders, respectively, and closed 84 and 193 homes, respectively.

        In September 2003, one of the Company’s subsidiaries acquired substantially all of the assets of Crawford Homes, Inc. in Jacksonville, Florida and hired approximately 40 of its former employees. The assets acquired included approximately 550 lots and 165 homes under construction in 15 subdivisions.

        The Company expanded into the Houston and Philadelphia/Delaware Valley markets in the 2003 second quarter and into the West Florida, Chicago and San Antonio markets in the third quarter of 2003. Each of these expansion efforts was initiated by hiring a division president to manage start-up operations. As of September 30, 2003, 147 lots had been acquired by the Company in the Houston market.

Land Inventory

        The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total cash option deposits (dollars in thousands).

	September 30, 2003	December 31, 2002	September 30, 2002
Colorado	$106,354	$140,930	$144,332
California	228,557	154,980	116,855
Nevada	127,491	114,142	105,046
Arizona	83,142	92,639	98,547
Utah	19,609	12,984	12,866
Texas	7,895	5,559	2,298
Virginia	91,359	113,717	102,632
Maryland	52,185	21,892	22,141
Florida	3,793	--	--

Total	$720,385	$656,843	$604,717

Total Lots Owned (excluding lots
in work-in-process)	16,283	16,962	16,975
Total Lots Controlled Under Option	6,663	6,995	6,288

Total Lots Owned and Controlled
(excluding lots in work-in-process)	22,946	23,957	23,263

Total Cash Option Deposits	$16,832	$18,007	$18,545

Financial Services Segment

The table below sets forth information relating to HomeAmerican’s operations (in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2003	2002	Amount	%	2003	2002	Amount	%
Mortgage loan origination
fees	$5,812	$4,563	$1,249	27%	$15,706	$12,784	$2,922	23%
Gains on sales of mortgage
servicing, net	$444	$408	$36	9%	$1,607	$1,360	$247	18%
Gains on sales of mortgage
loans, net	$7,924	$4,902	$3,022	62%	$24,021	$12,643	$11,378	90%
Operating Profit	$7,242	$5,905	$1,337	23%	$23,408	$16,120	$7,288	45%
Principal amount of loan
originations
MDC home buyers	$401,338	$323,021	$78,317	24%	$1,080,381	$844,475	$235,906	28%
Spot	4,647	7,385	(2,738)	-37%	14,399	22,948	(8,549)	-37%

Total	$405,985	$330,406	$75,579	23%	$1,094,780	$867,423	$227,357	26%

Principal amount of loans
brokered
MDC home buyers	$121,158	$53,177	$67,981	128%	$251,094	$156,476	$94,618	60%
Spot	1,128	1,689	(561)	-33%	2,666	4,807	(2,141)	-45%

Total	$122,286	$54,866	$67,420	123%	$253,760	$161,283	$92,477	57%

Capture Rate	62%	70%			66%	70%

Including brokered
loans	80%	80%			80%	81%

        Financial services operating profit for the third quarter and first nine months of 2003 increased, compared with the same periods in 2002, primarily due to higher gains on sales of mortgage loans and increased origination fee income, partially offset by higher general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity. The principal amounts of originated and brokered loans were $528,271,000 and $1,348,540,000, respectively, in the third quarter and first nine months of 2003, compared with $385,272,000 and $1,028,706,000, respectively, for the same periods in 2002. These improvements primarily were due to increases in homes closed by the homebuilding segment. MDC home buyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the third quarter and first nine months of 2003.

        Mortgage loans originated by HomeAmerican for MDC home buyers as a percentage of total MDC home closings (“Capture Rate”) were 62% and 66%, respectively, for the quarter and nine months ended September 30, 2003, compared with 70% for the same periods in 2002. HomeAmerican also brokers mortgage loans originated by outside lending institutions for MDC home buyers. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture

Rate.     The Capture Rate including brokered loans was 80% for the third quarter and first nine months of 2003, compared with 80% and 81%, respectively, for the same periods in 2002.

        Forward Sales Commitments - HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its fixed-rate mortgage loans owned and rate-locked mortgage loans in the pipeline. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market.

        Insurance Operations - American Home Insurance provides homeowners, auto and other types of casualty insurance in each of MDC’s markets. The results of its operations were not material for any of the periods presented.

Other Operating Results

        Interest Expense - The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F to the Company’s Condensed Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to the Company’s Condensed Consolidated Financial Statements.

        Expenses Related to Debt Redemption — In May 2003, the Company redeemed $175,000,000 principal amount of its 8 3/8% Senior Notes due 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182,329,000, plus accrued and unpaid interest through the date of redemption. Expenses for the quarter and six months ended June 30, 2003 related to this debt redemption of $9,315,000 include the above redemption premium of $7,329,000 and the related unamortized discount and debt issuance costs of $1,986,000. In compliance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, the expenses related to this debt redemption are no longer treated as an extraordinary loss.

        Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $18,159,000 and $44,467,000, respectively, during the third quarter and first nine months of 2003, compared with $10,498,000 and $30,992,000, respectively, for the same periods of 2002. The increases in 2003 primarily were due to greater compensation-related costs principally resulting from the Company’s higher profitability, increased compensation and other expenses for information technology, as the Company is focusing on improving its systems in preparation for the growth of its homebuilding and financial services operations and a $2,000,000 charitable contribution to the M.D.C. Holdings, Inc. Charitable Foundation in the third quarter of 2003.

        Income Taxes - MDC’s overall effective income tax rate of 39.0% for the third quarter and first nine months of 2003, compared with 38.7% and 38.9%, respectively, for the same periods in 2002, differed from the federal statutory rate of 35%, primarily due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        MDC uses its liquidity and capital resources to (1) support its operations, including its homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for its home buyers. Liquidity and capital resources are generated internally from operations and from external

sources.     During the 2003 third quarter, the Company filed a registration statement, which has been declared effective, increasing its capacity to issue equity, debt or hybrid securities to $750,000,000 from $450,000,000.

Capital Resources

        The Company’s capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by its publicly traded 7% Senior Notes due 2012 (the “7% Senior Notes”), 5 ½% Senior Notes due 2013 (the “5 ½% Senior Notes”) and its homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily its mortgage lending line of credit (the “Mortgage Line”). Based upon its current capital resources and additional capacity available under existing credit agreements, the Company believes that its current financial condition is both balanced to fit its current operating structure and adequate to satisfy its current and near-term capital requirements, including the acquisition of land and expansion into new markets. The Company believes that it can meet its long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in the Company’s business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Other

        Homebuilding - The Company’s Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations. Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At September 30, 2003, $100,000,000 was borrowed and $25,742,000 in letters of credit were outstanding under the Homebuilding Line.

        Mortgage Lending - The Company’s Mortgage Line has a borrowing limit of $175,000,000 with terms that allow for increases of up to $50,000,000 in the borrowing limit to a maximum of $225,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2003, $86,132,000 was borrowed and an additional $24,105,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

        General - The agreements for the Company’s bank lines of credit and the indentures for the Company’s Senior Notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants. The agreements for the bank lines of credit and the indentures for the Company’s Senior Notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

        The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, MDC’s consolidated indebtedness is not permitted to exceed 2.15 times (subject to downward adjustment in certain circumstances) MDC’s “adjusted consolidated tangible net worth,” as defined. Under the adjusted consolidated tangible net worth test, MDC’s “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $491,382,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, “adjusted consolidated tangible net worth,” as defined, must not be less than $307,114,000.

        The Company’s Senior Notes are not secured and the Senior Notes indentures do not contain financial covenants. The Company’s Senior Notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries.

MDC Common Stock Repurchase Programs

        On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares of MDC common stock in the 2003 first quarter and no shares in the second and third quarters, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of September 30, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76. At September 30, 2003, the Company held 3,120,000 shares of treasury stock with an average purchase price of approximately $16.32 per share.

Consolidated Cash Flow

        During the first nine months of 2003, the Company generated $22,462,000 of cash from its operating activities. Cash provided by net income before depreciation, amortization and expenses related to debt redemption and the sale of mortgage loans was offset partially by cash used to build net homebuilding assets in support of the Company’s expanding homebuilding activities. The Company utilized these operating cash flows to repurchase 727,100 shares of stock for $26,731,000 and for the payment of dividends. Also, during the second quarter of 2003, the Company issued the 5 ½% Senior Notes with a $150,000,000 principal amount at a discount of $2,721,000, and redeemed all $175,000,000 principal amount of its 8 3/8% Senior Notes. The Company paid a premium of $7,329,000 on the redemption.

        During the first nine months of 2002, the Company used $218,272,000 of cash in its operating activities. Cash provided by net income before depreciation and amortization and the sale of mortgage loans was more than offset by cash used to build net homebuilding assets in support of the Company’s expanding homebuilding activities. The Company financed these operating cash requirements primarily through borrowings on its bank lines of credit.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

        Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for MDC’s customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

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

        MDC’s business also is affected significantly by general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

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

        The Company’s critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report on Form 10-K.

RECENT ACCOUNTING PROUNCEMENTS

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The application of SFAS No. 150 has been deferred indefinitely for noncontrolling interests in limited-life subsidiaries. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 provides for more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after

June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

         In January 2003, the FASB issued its Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is an entity that has (1) an insufficient amount of equity to absorb the entity’s expected losses; or (2) equity owners as a group that are not able to make decisions about the entity’s activities, do not have the obligation to absorb the entity’s expected losses or do not have the right to receive the entity’s expected residual returns. FIN 46 requires the consolidation of a VIE by the Company when the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 applies immediately to VIE’s created after January 31, 2003, and applies to all VIE’s created prior to February 1, 2003 for reporting periods ending after December 15, 2003.

        In the normal course of business, MDC enters into lot option purchase contracts to acquire land. Option contracts generally require the payment of cash for the right to acquire land during a specified period of time at a specified price. The Company’s liability with respect to option contracts generally is limited to forfeiture of the related non-refundable deposits and letters of credit, which aggregated approximately $18,487,000 at September 30, 2003. Under the regulations of FIN 46, certain of these contracts create a variable interest for the Company, with the land seller being the VIE. The Company has evaluated its lot option purchase contracts created after January 31, 2003, which represent over 50% of the lots controlled by the Company under option purchase contracts as of September 30, 2003. Based on this evaluation, MDC has determined that its interests in these VIE’s do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary of residual returns or losses. The Company is in the process of reviewing its lot option purchase contracts created prior to February 1, 2003, but does not believe that the application of the requirements of FIN 46 to these contracts will result in a material impact on its financial position or results of operations.

OTHER

Forward-Looking Statements

        Certain statements in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2002, as well as statements made by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of performance bonds and insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) terrorist acts and other acts of war; and (15) other factors over which the Company has little or no control.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        There have been no material changes from the 2002 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

ITEM 4.     CONTROLS AND PROCEDURES.

    (a)        Evaluation of disclosure controls and procedures — Management of MDC recognizes its responsibility for maintaining effective and efficient internal controls, disclosure controls and procedures. The Company has a group of officers which is responsible for reviewing all quarterly and annual SEC reports. This group consists mostly of MDC’s senior management, including its chief financial officer, general counsel, treasurer, and homebuilding and mortgage lending presidents and vice presidents of finance.

        An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision, and with the participation, of the Company’s management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003.

    (b)        Changes in internal control over financial reporting — The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

         The Company previously purchased 63 lots within the former Lowry Air Force Base, in an area known as the Northwest Neighborhood, in Denver, Colorado. The Company constructed homes on 46 of these lots, which have been sold. Asbestos, believed to have resulted from historic activities of the United States Air Force, has been discovered in this area. In August 2003 the Colorado Department of Public Health and Environment issued a Final Response Plan imposing requirements to remediate the asbestos. To date, the Company has expended approximately $1,800,000 in sampling and remediation costs. The Company currently projects the total costs of these efforts to be approximately $3,400,000. The Company has notified the Air Force and United States Department of Defense of their responsibility to reimburse the Company for all costs associated with the asbestos. Those agencies currently dispute their responsibility to reimburse the Company and the other land owners. The Company is evaluating available legal remedies to recover costs associated with the asbestos.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SHAREOWNERS

        No matters were submitted to shareowners during the third quarter of 2003.

ITEM 5.      OTHER INFORMATION

        On October 20 2003, the Company’s board of directors declared a dividend of $0.125 per share for the quarter ended September 30, 2003, payable November 19, 2003, to shareowners of record on November 5, 2003. Future dividend payments are subject to the discretion of the Company’s board of directors.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                     (a)       Exhibit:

4.1	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor.

4.2	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor.

10.1	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K (Item 9) dated October 9, 2003, reporting second quarter earnings information with a copy of the Press Release attached and provided pursuant to both Item 9 and Item 12.

Form 8-K (Item 9) dated October 2, 2003, reporting home orders, home closings and quarter-end backlog for the quarterly period ended June 30, 2003 with a copy of the Press Release attached and provided pursuant to both Item 9 and Item 12.

— 30 —

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

Date: November 13, 2003	M.D.C. HOLDINGS, INC. (Registrant) By: /s/ Paris G. Reece III Paris G. Reece III, Executive Vice President, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor.

4.2	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among M.D.C. Holdings, Inc., a Delaware corporation (the “Company”), U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor.

10.1	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

— 33 —