Form 10-K
period 2003-12-31
MDC HOLDINGS INC
filed 2004-02-19
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                                                                 ACT OF 1934

For the fiscal year ended December 31, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                                      EXCHANGE ACT OF 1934

For the Transition period from               to

Commission file number 1-8951
______________

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3600 South Yosemite Street, Suite 900	80237
Denver, Colorado	(Zip code)
(Address of principal executive offices)

(303) 773-1100 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange/The Pacific Stock Exchange
7% Senior Notes due December 2012	New York Stock Exchange
5½% Senior Notes due May 2013	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part   III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X|

        The aggregate market value of voting stock held by non-affiliates of the Registrant was $976,207,000. Computation is based on the closing sales price of $48.28 per share of such stock on the New York Stock Exchange on June 30, 2003 the last business day of the Registrant’s most recently completed second quarter.

        As of February 6, 2004, the number of shares outstanding of Registrant’s common stock was 29,555,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference from the Registrant’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2003
____________

Table of Contents

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Item 1.  Business.

         (a) General Development of Business

        M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company” or as “MDC” in this Form 10-K. The “Company” or “MDC” includes our subsidiaries unless we state otherwise. MDC’s primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” We also own and manage HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for MDC’s homebuyers. In addition, MDC provides title agency services through American Home Title and Escrow Company (“American Home Title”) to MDC homebuyers in Virginia, Maryland and Colorado and offers third party insurance products through American Home Insurance Agency, Inc. (“American Home Insurance”) to MDC’s homebuyers.

        The following is a summary of our history:

1972	-	We were founded as Mizel Development Corporation and completed initial public offering.
1977	-	Created Richmond Homes Limited and entered the Colorado homebuilding market.
1983	-	Created HomeAmerican Mortgage Corporation, entered the Arizona homebuilding market through the acquisition of Cavalier Homes of Arizona and entered the Florida* homebuilding market through the acquisition of Olin American of Florida.
1985	-	Entered the Northern and Southern California homebuilding markets and expanded these operations through the acquisition of Ponderosa Homes of Southern California.
1986	-	Entered the Texas* and suburban Washington D.C., including Maryland and Virginia, homebuilding markets through the acquisition of Wood Bros. Homes, Inc.
1987	-	Entered the Nevada homebuilding market.
1995	-	Expanded our Southern California operations through the purchase of the assets of Mesa Homes, thereby significantly increasing our presence in the Inland Empire.
1996	-	Expanded our Nevada operations through the purchase of the assets of Longford Homes.
2002	-	Entered the Utah homebuilding market through the purchase of the assets of John Laing Homes in Salt Lake City and re-entered the Texas homebuilding markets.
2003	-	Entered the Pennsylvania and Illinois homebuilding markets, and re-entered the Florida homebuilding market through the purchase of the assets of Crawford Homes, Inc.

* We ceased homebuilding operations in Florida and Texas in 1988 and 1990, respectively and re-entered in 2002 and 2003, respectively.

         (b) Available Information

        The Company’s website is located at www.richmondamerican.com. This Form 10-K and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is electronically filed with the SEC, at http://www.investorrelations.richmondamerican.com/edgar.cfm.

         (c) Financial Information About Industry Segments

        Note  B to the consolidated financial statements contains information regarding the Company’s business segments for each of the three years ended December 31, 2003, 2002 and 2001.

         (d) Narrative Description of Business

        MDC’s business consists of two segments, homebuilding and financial services. In our homebuilding segment, our homebuilding subsidiaries build and sell primarily single-family detached homes, although we build some townhomes in Virginia and Maryland. Our financial services segment consists of the operations of HomeAmerican and American Home Insurance.

        The base prices for our homes generally range from $100,000 to $600,000, although we also build homes with base prices above $1,300,000. The average sales price of our homes closed in 2003 and 2002 was $254,300 and $254,000, respectively. We maintain a balanced product offering in each of our markets, focusing on high quality design and construction of homes in most price points, targeting the largest homebuyer segments within a given market, which generally is the first-time and first-time move-up buyer. As a result, more than 80% of our homebuyers fall into these two categories.

        When opening a new homebuilding project, we generally acquire no more than a two-year supply of lots to avoid overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or in phases for cash. We also acquire entitled land for development into finished lots when we determine that the risk is justified. The Company’s Asset Management Committees, composed of members of the Company’s senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about our land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

        Homes are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction. The Company builds single-family detached homes and, in Virginia and Maryland, we also build townhomes.

        HomeAmerican is a full service mortgage lender with offices located in each of MDC’s markets and originates or brokers mortgage loans for approximately 80% of MDC’s homebuyers. As a result, HomeAmerican is an integral part of MDC's business.

Homebuilding Segment.

         General.  MDC, whose subsidiaries build homes under the name “Richmond American Homes,” is one of the largest homebuilders in the United States. MDC is a major regional homebuilder with a significant presence in some of the country’s best housing markets. The Company is the largest homebuilder in Colorado; among the top five homebuilders in Northern Virginia, suburban Maryland, Phoenix, Tucson, Las Vegas and Salt Lake City; and among the top ten homebuilders in Northern and Southern California. MDC also has a growing presence in Dallas/Fort Worth and has recently entered the Houston, San Antonio, Philadelphia/Delaware Valley, West Florida, Jacksonville and Chicago markets. MDC believes a significant presence in its markets enables it to compete effectively for homebuyers, land acquisitions and subcontractor labor.

        The Company’s operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 2001 through 2003 (dollars in thousands).

	Total Home Sales Revenues			Percent of Total
	2003	2002	2001	2003	2002	2001
Colorado	$675,236	$731,211	$716,313	24%	32%	35%
California	748,337	645,700	611,899	26%	29%	30%
Nevada	383,659	227,319	133,548	13%	10%	6%
Arizona	547,697	370,367	346,582	19%	16%	17%
Utah	48,331	16,936	--	2%	1%	--
Texas	26,143	177	--	1%	0%	--
Virginia	293,295	183,668	196,656	10%	8%	9%
Maryland	112,975	84,913	71,809	4%	4%	3%
Florida	15,655	--	--	1%	--	--

Total	$2,851,328	$2,260,291	$2,076,807	100%	100%	100%

        The financial information required by Item 1 is contained in Note B to the accompanying consolidated financial statements.

         Housing.   MDC builds homes in a number of basic series, each designed to appeal to a different segment of the homebuyer market. Within each series, MDC builds several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location are based on customer preference, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

        Design centers are located in most of the Company’s homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Homebuyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers not only provide MDC’s customers with a convenient way to select upgrades and options for their new homes, but also provide the Company with an additional source of revenue and profit.

        The Company maintains limited levels of inventories of unsold homes in its markets. Unsold homes in various stages of completion allow the Company to meet the immediate and near-term demands of prospective homebuyers. In order to mitigate the risk of carrying excess inventory, the Company has strict controls and limits on the number of its unsold homes under construction.

         Land Acquisition and Development.  MDC purchases finished lots using option contracts, in phases or in bulk for cash. The Company also acquires entitled land for development into finished lots when the risk is justified. In making land purchases, MDC considers a number of factors, including projected rates of return, sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, MDC acquires finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. The Company attempts to maintain a supply of finished lots sufficient to enable it to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize the Company’s investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow the Company to recover the higher cost of land through higher sales prices. We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues. See “Forward-Looking Statements” below.

        MDC has the right to acquire a portion of the land it will require in the future utilizing option contracts, in some cases on a “rolling” basis. Generally, in an option contract, the Company obtains the right to purchase lots in consideration for an option deposit. In the event the Company elects not to purchase the lots within a specified period of time, the Company forfeits the option deposit. The Company’s option contracts do not contain provisions requiring specific performance by the Company. This practice limits the Company’s risk and avoids a greater demand on its liquidity. At December 31, 2003, MDC had the right to acquire 12,251 lots under option agreements with approximately $17,089,000 in non-refundable cash option deposits and $8,225,000 in letters of credit at risk. Because of increased demand for finished lots in certain of its markets, the Company’s ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

        MDC owns and has the right under option contracts to acquire undeveloped parcels of real estate that it intends to develop into finished lots. MDC develops its land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit the Company’s risk in a particular project and to efficiently employ available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of MDC’s undeveloped land. When developed, these lots generally will be used in the Company’s homebuilding activities. See “Forward-Looking Statements” below.

        The table below shows the carrying value of land and land under development, by state, as of December 31, 2003, 2002 and 2001 (in thousands).

	December 31,
	2003	2002	2001
Colorado	$105,223	$140,930	$165,228
California	239,714	154,980	110,010
Nevada	129,554	114,142	44,103
Arizona	89,950	92,639	70,602
Utah	22,548	12,984	--
Texas	16,420	5,559	--
Virginia	94,561	113,717	49,929
Maryland	53,483	21,892	10,630
Florida	12,116	--	--

Total	$763,569	$656,843	$450,502

The table below shows the number of lots owned and under option (excluding lots in housing completed or under construction), by state, as of December 31, 2003, 2002 and 2001.
	December 31,
	2003	2002	2001
Lots Owned
Colorado	3,392	4,733	5,777
California	2,733	2,473	1,632
Nevada	3,634	3,254	1,380
Arizona	2,902	3,356	3,099
Utah	867	730	--
Texas	534	170	--
Virginia	1,411	2,018	1,511
Maryland	532	228	125
Florida	346	--	--

Total	16,351	16,962	13,524

Lots Under Option
Colorado	1,814	1,027	1,163
California	779	983	1,374
Nevada	1,725	1,137	517
Arizona	2,356	584	1,558
Utah	353	131	--
Texas	1,669	671	--
Virginia	1,791	1,239	911
Maryland	1,235	1,223	536
Florida	529	--	--

Total	12,251	6,995	6,059

        Labor and Raw Materials.  Generally, the materials used in MDC’s homebuilding operations are standard items carried by major suppliers. The Company generally contracts for most of its materials and labor at a fixed price during the anticipated construction period of its homes. This allows the Company to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. From time to time and to varying degrees, the Company may experience shortages in the availability of building materials and/or labor in each of its markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins, or both. See “Forward-Looking Statements” below.

        Seasonal Nature of Business.   MDC’s homebuilding business is seasonal to the extent that certain of its operations, especially in the northernmost markets, are subject to weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions could increase the Company’s risk of buyer cancellations and contribute to higher costs for interest, materials and labor. In addition, homebuyer preferences and demographics influence the seasonal nature of MDC's business. See "Forward-Looking Statements" below.

         Backlog.  As of December 31, 2003 and 2002, homes under contract but not yet delivered (“Backlog”) totaled 5,593 and 4,035, respectively, with estimated sales values of $1,600,000,000 and $1,120,000,000, respectively. Based on its past experience, assuming no significant change in market conditions and mortgage interest rates, MDC anticipates that approximately 70% to 75% of its December 31, 2003 Backlog will close under existing sales contracts during the first nine months of 2004. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

        Marketing and Sales.   MDC’s homes are sold under various commission arrangements by its own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing its homes, MDC primarily uses on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. We also market our homes on our internet website, www.richmondamerican.com, and utilize a variety of other internet sites to advertise our homes and communities. All of MDC’s homes are sold with a ten-year limited warranty issued by an unaffiliated warranty company.

        Title Operations.  American Home Title provides title agency services to MDC homebuyers in Virginia, Maryland and Colorado. The Company is evaluating opportunities to provide title agency services in its other markets.

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

        Mortgage Interest Rates.   The Company’s homebuilding operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity. The Company is unable to predict future changes in home mortgage interest rates or the impact such changes may have on the Company’s operating activities and results of operations. See “Forward-Looking Statements” below.

         Regulation.  The Company’s homebuilding operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which the Company operates have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See “Forward-Looking Statements” below.

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

        The Company’s homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, the Company generally obtains an environmental site assessment for parcels of land that it acquires. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site’s location, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays, cause the Company to incur substantial compliance and other costs, and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See “Forward-Looking Statements” below.

        Bonds and Letters of Credit.   The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2003, MDC had outstanding approximately $26,771,000 of letters of credit and $236,545,000 of performance bonds. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit. See “Forward-Looking Statements” below.

Financial Services Segment.

      Mortgage Lending Operations.

         General.  HomeAmerican is a full-service mortgage lender. Through office locations in each of the Company’s markets and a centralized loan origination center, HomeAmerican originates mortgage loans primarily for MDC’s homebuyers. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for MDC's homebuyers. HomeAmerican is the principal originator of mortgage loans for MDC’s homebuyers.

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

        Substantially all of the mortgage loans originated by HomeAmerican are sold to investors within 45 days of origination. The Company uses HomeAmerican’s secured warehouse line of credit, other borrowings and internally generated Company funds to finance these mortgage loans until they are sold.

        Portfolio of Mortgage Loan Servicing.   Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies. The servicer is paid a fee to perform these services. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold “servicing released” (the servicing rights are included with the sale of the corresponding mortgage loans). In 2003, 32% of the mortgage loans were sold “servicing released”. The servicing rights on the remainder of the mortgage loans generally are sold under minibulk contracts within two months of the sale of the mortgage loan. HomeAmerican intends to sell servicing on all mortgage loans originated in the future. See “Forward-Looking Statements” below.

        HomeAmerican’s portfolio of mortgage loan servicing at December 31, 2003 consisted of servicing rights with respect to 2,990 single-family loans, 99% of which were less than one year old. This includes 2,155 single-family loans for which the servicing rights had been sold but not transferred to the purchasers as of December 31, 2003. The Company anticipates transferring these servicing rights in the first quarter of 2004. These loans are secured by mortgages on properties in ten states, with interest rates on the loans ranging from approximately 1.6% to 11.4% and averaging 5.8%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates, gross of guarantee fees (currently .44% for FHA/VA loans and .25% for conventional loans) applicable to the loans comprising the portfolio.

         Pipeline.  HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2003 had aggregate principal balances of $990,535,000. An estimated 70% to 75% of the Pipeline at December 31, 2003 is anticipated to close during the first nine months of 2004. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See “Forward-Looking Statements” below.

        Forward Sales Commitments.   HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. The Company utilizes these commitments to manage the price risk on fluctuations in interest rates on its mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by the Company.

        HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited.

         Competition.  The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

      Insurance Operations.

        American Home Insurance provides third party homeowners, auto and other types of casualty insurance to MDC's homebuyers.

Employees.

        At December 31, 2003, MDC employed approximately 2,800 persons. MDC considers its employee relations to be very good.

Item 2.   Properties.

        Our corporate headquarters is located at 3600 South Yosemite Street, Denver, Colorado 80237, where we lease approximately 134,000 square feet of office space. We also lease office space at our homebuilding divisions and our financial services locations. All operations currently are either satisfied with the suitability and capacity of their properties or are in the process of locating additional space suitable for expanding operations.

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

        The Company previously purchased 63 lots within the former Lowry Air Force Base, in an area known as the Northwest Neighborhood, in Denver, Colorado. As of December 31, 2003, the Company had sold homes on all 63 lots, completed construction of homes on 48 of these lots, closed 47 of the homes, and commenced construction on four of the remaining 15 lots. Asbestos, believed to have resulted from historic activities of the United States Air Force, has been discovered in this area. In August 2003, the Colorado Department of Public Health and Environment issued a Final Response Plan imposing requirements to remediate the asbestos. Through December 31, 2003, the Company had expended approximately $2,250,000 in sampling and remediation costs and currently projects the total costs of these efforts to be approximately $3,900,000. The Company has an accrual of $1,650,000 for the expected remaining costs as of December 31, 2003. Remediation of 57 of the 63 lots had been completed by the Company as of December 31, 2003. The Company has notified the Air Force and United States Department of Defense of their responsibility to reimburse the Company for all costs associated with the asbestos. Those agencies currently dispute their responsibility to reimburse the Company and the other land owners. The Company is evaluating available legal remedies to recover costs associated with the asbestos.

        The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“Richmond”), alleging that Richmond violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of Richmond’s development sites. In its complaint, the EPA seeks civil penalties against Richmond in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against Richmond for alleged stormwater violations at not only the original two sites, but also two additional sites. Richmond filed an objection to the EPA’s motion to withdraw. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. Richmond has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

        Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No meetings of the Company’s stockholders were held during the fourth quarter of 2003.

PART II

Item 5.   Market Price of Common Stock and Related Security Holder Matters.

        On February 6, 2004, MDC had 973 shareowners of record. The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2003
High	$37.95	$53.15	$55.09	$70.90
Low	$32.40	$34.22	$47.26	$53.60
2002
High	$44.50	$48.17	$48.27	$36.86
Low	$30.95	$37.32	$31.27	$27.05

        The following table sets forth the cash dividends declared and paid in 2003 and 2002. Amounts have been adjusted for the effects of the 10% stock dividend distributed on May 27, 2003 (dollars in thousands except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Dollars
2003
First quarter	January 21, 2003	February 21, 2003	$0.073	$2,121
Second quarter	April 28, 2003	May 27, 2003	0.082	2,341
Third quarter	August 4, 2003	August 28, 2003	0.125	3,629
Fourth quarter	October 20, 2003	November 19, 2003	0.125	3,721

			$0.405	$11,812

2002
First quarter	January 21, 2002	February 21, 2002	$0.064	$1,868
Second quarter	April 25, 2002	May 23, 2002	0.073	2,163
Third quarter	July 22, 2002	August 21, 2002	0.073	2,137
Fourth quarter	October 18, 2002	November 15, 2002	0.073	2,124

			$0.283	$8,292

        On January 26, 2004, MDC’s board of directors approved the payment of a cash dividend of 12.5 cents per share payable February 26, 2004 to shareowners of record on February 11, 2004.

        On April 28, 2003, MDC’s board of directors declared a 10% stock dividend that was distributed on May 27, 2003 to shareowners of record on May 12, 2003.

        In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in its $600,000,000 unsecured revolving line of credit agreement. Pursuant to the terms of this agreement, dividends may be declared or paid if the Company is in compliance with certain stockholders’ equity and debt coverage tests. At December 31, 2003, the Company had a permitted dividend capacity of approximately $281,000,000 pursuant to the most restrictive of these covenants.

        The following table provides information as of December 31, 2003 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Employee Equity Incentive Plan	2,129,618	$24.69	none
Equity Incentive Plan	2,128,137	$40.94	1,819,595
Director Stock Option Plan	241,750	$43.93	318,300

Total equity compensation plans
approved by shareowners	4,499,505	$33.41	2,137,895

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

Item 6.  Selected Financial and Other Data.

        The data in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements. Weighted-average shares and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on May 27, 2003 (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
INCOME STATEMENT DATA
Revenues	$2,920,070	$2,318,524	$2,125,874	$1,751,545	$1,567,638

Income before income taxes
Homebuilding	$393,879	$295,604	$279,267	$227,319	$162,258
Financial services
Mortgage lending	26,983	24,194	21,116	14,282	13,169
Insurance	1,294	--	--	--	--

Total financial services	28,277	24,194	21,116	14,282	13,169

Net corporate expenses (1)	(73,933)	(45,754)	(44,996)	(38,400)	(26,974)

Total	$348,223	$274,044	$255,387	$203,201	$148,453

Net income	$212,229	$167,305	$155,715	$123,303	$89,392
Basic per common share	$7.31	$5.68	$5.36	$4.32	$3.02
Diluted per common share	$7.00	$5.48	$5.20	$4.22	$2.96
Weighted-average shares outstanding
Basic	29,035	29,443	29,063	28,572	29,611
Diluted	30,303	30,529	29,955	29,212	30,156
Dividends declared per share	$0.405	$0.283	$0.219	$0.180	$0.150

	December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$173,565	$28,942	$36,600	$14,115	$38,930
Housing completed or under construction	$732,744	$578,475	$456,752	$443,512	$337,029
Land and land under development	$763,569	$656,843	$450,502	$388,711	$308,680
Total assets	$1,969,800	$1,595,180	$1,190,956	$1,061,598	$877,008
Homebuilding and Corporate Debt
Homebuilding line of credit	$--	$--	$--	$90,000	$40,000
Senior notes	$497,700	$322,990	$174,503	$174,444	$174,389
Notes payable	$2,479	$--	$--	$--	$--
Total homebuilding and corporate debt	$500,179	$322,990	$174,503	$264,444	$214,389
Stockholders' Equity	$1,015,920	$800,567	$653,831	$482,230	$389,023
Stockholders' Equity per Outstanding Share	$34.40	$27.54	$22.36	$17.10	$13.10
Ratio of Debt to Stockholders' Equity (2)	.49	.40	.27	.55	.55
Ratio of Net Debt to Stockholders' Equity (2)	.32	.37	.21	.52	.45
Ratio of Debt to Capital (2)	.33	.29	.21	.35	.36
Ratio of Net Debt to Capital (2)	.24	.27	.17	.34	.31

10

	Year Ended December 31,
	2003	2002	2001	2000	1999
OPERATING DATA
Home sales revenues	$2,851,328	$2,260,291	$2,076,807	$1,701,108	$1,526,519
Orders for homes, net (units)	12,630	9,899	7,701	7,835	7,232
Homes closed (units)	11,211	8,900	8,174	7,484	7,221
Homes in Backlog at year-end	5,593	4,035	2,882	3,292	2,941
Backlog sales value at year-end	$1,600,000	$1,120,000	$760,000	$775,000	$600,000
Average selling price per home closed	$254.3	$254.0	$254.1	$227.3	$211.4
Home Gross Margins	24.1%	23.0%	23.2%	22.3%	19.3%
Excluding interest in home cost of sales	25.0%	23.9%	24.4%	23.6%	21.2%
Cash Flows From
Operating activities	$83,927	$(166,429)	$93,251	$(63,457)	$(3,845)
Investing activities	$(6,785)	$(12,441)	$(3,219)	$(3,160)	$(1,878)
Financing activities	$67,481	$171,212	$(67,547)	$41,802	$34,574
Corporate and Homebuilding SG&A as
a % of Home Sales Revenues	12.8%	12.3%	12.1%	11.9%	10.8%

(1)	Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; and (c) corporate general and administrative expense.

(2)	Excludes mortgage lending debt from the calculation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

         M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” "We" or "Our," in this Form 10-K. The “Company” or “MDC” includes our subsidiaries unless we state otherwise. MDC’s primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” We also own and manage HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland and Colorado and offers third party insurance products through American Home Insurance Agency, Inc. (“American Home Insurance”) to our homebuyers.

RESULTS OF OPERATIONS

Overview

        We achieved record home closings, revenues, net income and earnings per share in 2003. Aided by record low mortgage interest rates and the strong demand for new homes in most of our markets, our home orders increased 28% over 2002. In addition, we made significant progress in 2003 toward our stated goals of geographically diversifying and growing our homebuilding operations. Our entry into six new markets (Houston, San Antonio, Philadelphia/Delaware Valley, West Florida, Jacksonville and Chicago), our expansion in Salt Lake City and Dallas/Fort Worth, and our continued growth in most of our existing markets, enabled us to increase substantially our active subdivisions and inventory of controlled lots.

         Our financial position continued to strengthen throughout 2003. Our stockholders’ equity increased by 27% year-over-year to $1,015,920,000, or $34.40 per outstanding share, at December 31, 2003. This stockholders’ equity amount also reflects 2003 repurchases of 727,100 shares of MDC common stock, prior to the adjustment for the May 27, 2003 10% stock dividend, for an aggregate purchase price of $26,731,000. Homebuilding inventories grew by 21% in support of our increasing homebuilding operations. To finance our growth, we issued $350,000,000 of 5½% senior notes due in May 2013 (the "5½% Senior Notes") and maintained the capacity of our homebuilding line of credit at $600,000,000. Additionally, we redeemed our $175,000,000 8 3/8% senior notes due 2008 (the "8 3/8% Senior Notes"). Despite a $177,189,000 year-over-year increase in our corporate and homebuilding debt, we reported a decline in our year-end ratio of corporate and homebuilding debt-to-capital, net of cash, to 0.24. Finally, we ended the year with $779,000,000 in unrestricted cash and available borrowing capacity, which can be used to fund our growth in existing markets and expansion into new markets. The major credit rating agencies took notice of our strengthened financial position, with Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings upgrading the rating of our senior notes in 2003, all at the investment grade level. As a result, we have joined a group of only five homebuilding companies with investment grade ratings from all three agencies.

         We are a merchant homebuilder that is focused on maximizing risk-adjusted returns. While we will complete some level of development work on lots when the returns justify the risk, generally we will not develop master-planned communities. We attempt to operate within the highest demanded price points and product offerings in every market in which we build. We maintain a balance of products in each of our markets, offering homes in most price points, but focusing on the largest segments within a given market, which generally is the first-time and first-time move-up buyer. As a result, more than 80% of our homebuyers fall into these two categories.

         We also seek to achieve a major market share in each of our markets. The markets in which we operate have been selected because of their potential for population and employment growth, and stability from a home-start standpoint. We attempt to establish homebuilding operations in the best markets in the country. When we enter a market, our goal is to be one of the top builders in that market. We have accomplished this goal in most of the markets entered since the mid-1980‘s, and we maintain the same objective in the new markets we have entered over the past two years.

         Our land strategy when opening a new homebuilding project generally is to acquire no more than a two-year supply of lots to avoid overexposure to any single sub-market. We prefer to acquire finished lots using rolling options or in phases for cash. However, we will acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, composed of members of our senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. We are focused on increasing our land under option while reducing the percentage of land owned.

Consolidated Results.

        The following discussion for both consolidated results of operations and segment results refers to the year ended December 31, 2003, compared with the same period in 2002, and the year ended December 31, 2002, compared with the same period in 2001. The table below summarizes our results of operations (in thousands, except per share amounts). Earnings per share for prior periods have been restated to reflect the effect of a 10% stock dividend distributed on May 27, 2003.

	Year Ended December 31,
	2003	2002	2001
Revenues	$2,920,070	$2,318,524	$2,125,874
Income Before Income Taxes	$348,223	$274,044	$255,387
Net Income	$212,229	$167,305	$155,715
Earnings Per Share:
Basic	$7.31	$5.68	$5.36
Diluted	$7.00	$5.48	$5.20

        2003 Compared With 2002.   The 26% increase in revenues primarily resulted from a 26% increase in the number of homes closed to 11,211, the most for any year in the our history.

        Income before income taxes increased 27% in 2003. The increase primarily was due to a 33% increase in homebuilding segment operating profit and a 17% increase in financial services segment operating profit. The homebuilding segment profit increase principally was the result of the home closing increases described above and a 110 basis point increase in Home Gross Margins (as defined below). The financial services segment profit increase primarily was due to a 46% increase in gains on sales of mortgage loans and a 19% increase in loan origination fees, partially offset by higher general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity. These improvements in homebuilding and financial services operating profits more than offset a 40% increase in corporate general and administrative expenses and a $9,315,000 charge for expenses related to the redemption of our $175,000,000 8 3/8% senior notes due 2008.

        2002 Compared With 2001.  Revenues for the year ended December 31, 2002 increased by 9% over 2001. The increase primarily resulted from a 9% increase in the number of homes closed to 8,900.

        Income before income taxes increased 7% in 2002. The increase primarily was due to a 6% increase in homebuilding segment operating profit and a 15% increase in financial services segment operating profit. The homebuilding segment profit increase principally was a result of the home closing increase described above. In addition, no asset impairment charges were taken in 2002, while operating profits in 2001 were reduced by non-cash, pre-tax asset impairment charges of $7,041,000. The financial services segment profit increase primarily was due to a 41% increase in gains on sales of mortgage loans and a 7% increase in loan origination fees.

Homebuilding Activities — 2003 Compared With 2002.

	Year Ended December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%
Home Sales Revenues	$2,851,328	$2,260,291	$591,037	26%
Operating Profits	$393,879	$295,604	$98,275	33%
Average Selling Price Per Home Closed	$254.3	$254.0	$0.3	N/A
Home Gross Margins	24.1%	23.0%	1.1%	5%
Excluding Interest in Home Cost of Sales	25.0%	23.9%	1.1%	5%
Orders For Homes, Net (Units)
Colorado	2,433	2,681	(248)	-9%
California	2,116	2,086	30	1%
Nevada	2,595	1,260	1,335	106%
Arizona	3,229	2,669	560	21%
Utah	378	111	267	241%
Texas	289	17	272	N/A
Virginia	1,160	798	362	45%
Maryland	372	277	95	34%
Florida	58	0	58	N/A

Total	12,630	9,899	2,731	28%

Homes Closed (Units)
Colorado	2,656	2,919	(263)	-9%
California	1,919	1,654	265	16%
Nevada	2,059	1,204	855	71%
Arizona	2,972	2,218	754	34%
Utah	277	102	175	172%
Texas	162	1	161	N/A
Virginia	782	556	226	41%
Maryland	291	246	45	18%
Florida	93	0	93	N/A

Total	11,211	8,900	2,311	26%

	December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%
Backlog (Units)
Colorado	734	957	(223)	-23%
California	1,119	922	197	21%
Nevada	886	350	536	153%
Arizona	1,333	1,076	257	24%
Utah	151	50	101	202%
Texas	143	16	127	794%
Virginia	854	476	378	79%
Maryland	269	188	81	43%
Florida	104	0	104	N/A

Total	5,593	4,035	1,558	39%

Backlog Estimated Sales Value	$1,600,000	$1,120,000	$480,000	43%

Average Sales Price in Backlog	$286,000	$278,000	$8,000	3%

Active Subdivisions
Colorado	49	61	(12)	-20%
California	26	24	2	8%
Nevada	17	18	(1)	-6%
Arizona	38	44	(6)	-14%
Utah	11	4	7	175%
Texas	11	1	10	N/A
Virginia	28	20	8	40%
Maryland	9	6	3	50%
Florida	9	0	9	N/A

Total	198	178	20	11%

        Home Sales Revenues and Homes Closed.   Home sales revenues in 2003 were the highest in our history, increasing 26% compared with 2002. The increase resulted from record home closings which reached 11,211 for the full year 2003, 26% higher than 2002.

        Our home closings were higher in 2003, compared with 2002, in all of our markets except Colorado. Home closings particularly were strong in Las Vegas and Arizona, primarily due to the strong demand for new homes in these markets. In addition, the newly entered Utah, Texas, and Florida markets contributed an increase of 429 home closings in 2003. We closed fewer homes in 2003, compared with 2002, in Colorado, primarily due to lower home orders in this market, resulting from fewer active subdivisions and the more challenging economic conditions experienced in this market.

        Average Selling Price Per Home Closed.  The average selling price per home closed remained relatively consistent at $254,300 in 2003, compared with $254,000 in 2002. Average selling prices increased in Maryland, Virginia and Arizona, primarily resulting from the ability to increase sales prices due to the strong demand for new homes in these markets throughout 2003. Also, a greater number of homes were closed in relatively higher-priced subdivisions in the above noted markets, as well as in Colorado and Utah. These increases were partially offset by the impact of increased home closings in Nevada, Utah, Texas and Florida, where selling prices are lower than the Company average. The following table displays our average selling price per home closed by market for the years indicated below (in thousands).

	Year Ended December 31,
	2003	2002

Colorado	$254.2	$250.5
California	390.0	390.4
Nevada	186.3	188.8
Arizona	184.3	167.0
Utah	174.5	166.0
Texas	161.4	176.8
Virginia	375.1	330.3
Maryland	388.2	345.2
Florida	168.3	N/A

        Home Gross Margins.   We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues. Home Gross Margins were 24.1% for the year ended December 31, 2003, compared with 23.0% in 2002. The increase in Home Gross Margins primarily was attributable to our ability to raise home selling prices in many of our markets, as well as the impact of corporate initiatives directed at reducing construction costs. Additionally, insurance recoveries relating to warranty expenses incurred in prior periods for water intrusion issues in Colorado and reductions in previous estimates to complete land development and construction in certain markets contributed to this increase. These Home Gross Margin increases were offset partially by the impact of higher incentives in Colorado as well as a greater number of homes closed in 2003 in Florida, Utah and Texas, where Home Gross Margins were lower than the Company average.

        Future Home Gross Margins may be impacted adversely by (1) increased competition, thereby decreasing our ability to increase prices; (2) increases in the costs of subcontracted labor, finished lots, building materials and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction; and (5) other general risk factors. See “Forward-Looking Statements” below.

        Orders for Homes and Backlog.   Home orders during 2003 particularly were strong in Nevada and Arizona, aided by the continued strong demand for new homes in these markets. Also, we received a combined 725 home orders in 2003 from our new markets in Utah, Dallas/Fort Worth, Houston and Florida. Colorado home orders were lower for 2003, compared with 2002, primarily resulting from the reduced number of active subdivisions and the challenging economic environment discussed above. We received net orders for 2,690 homes during the fourth quarter of 2003, 39% higher than net orders for 1,931 homes for the same period in 2002.

        Record home orders received during 2003 contributed to the 39% increase in homes under contract but not yet delivered (“Backlog”) at December 31, 2003 to 5,593 homes with an estimated sales value of $1,600,000,000, compared with the Backlog of 4,035 homes with an estimated sales value of $1,120,000,000 at December 31, 2002. Assuming no significant change in market conditions or mortgage interest rates, we expect approximately 70% to 75% of our Backlog to close under existing sales contracts during the first nine months of 2004. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

         Marketing.  Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $162,148,000 in 2003, compared with $125,060,000 in 2002. The increase in 2003 primarily was due to (1) increased sales commissions resulting from our increased home sales revenues; (2) higher product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2003; (3) increased sales overhead resulting from our expanding home sales activities; and (4) higher salaries and benefits attributable to our expanding homebuilding operations in new and existing markets.

        General and Administrative.   General and administrative expenses totaled $138,521,000 in 2003, compared with $105,482,000 in 2002. The increase in 2003 primarily was due to increased compensation and other administrative costs associated with the expanded operations in many of our markets, most notably Phoenix, Nevada, California and Virginia, and in our new markets of Salt Lake City, Dallas/Fort Worth, Houston, San Antonio, Jacksonville, West Florida, Philadelphia/Delaware Valley and Chicago.

Homebuilding Activities - 2002 Compared With 2001.

	Year Ended December 31,		2002 Increase (Decrease)
	2002	2001	Amount	%
Home Sales Revenues	$2,260,291	$2,076,807	$183,484	9%
Operating Profits	$295,604	$279,267	$16,337	6%
Average Selling Price Per Home Closed	$254.0	$254.1	$(0.1)	N/A
Home Gross Margins	23.0%	23.2%	-0.2%	-1%
Excluding Interest in Home Cost of Sales	23.9%	24.4%	-0.5%	-2%
Orders For Homes, Net (Units)
Colorado	2,681	2,616	65	2%
California	2,086	1,519	567	37%
Nevada	1,260	687	573	83%
Arizona	2,669	2,038	631	31%
Utah	111	0	111	N/A
Texas	17	0	17	N/A
Virginia	798	551	247	45%
Maryland	277	290	(13)	-4%

Total	9,899	7,701	2,198	29%

Homes Closed (Units)
Colorado	2,919	2,806	113	4%
California	1,654	1,537	117	8%
Nevada	1,204	704	500	71%
Arizona	2,218	2,223	(5)	N/A
Utah	102	0	102	N/A
Texas	1	0	1	N/A
Virginia	556	645	(89)	-14%
Maryland	246	259	(13)	-5%

Total	8,900	8,174	726	9%

	December 31,		2002 Increase (Decrease)
	2002	2001	Amount	%
Backlog (Units)
Colorado	957	1,195	(238)	-20%
California	922	490	432	88%
Nevada	350	181	169	93%
Arizona	1,076	625	451	72%
Utah	50	0	50	N/A
Texas	16	0	16	N/A
Virginia	476	234	242	103%
Maryland	188	157	31	20%

Total	4,035	2,882	1,153	40%

Backlog Estimated Sales Value	$1,120,000	$760,000	$360,000	47%

Average Sales Price in Backlog	$278,000	$264,000	$14,000	5%

Active Subdivisions
Colorado	61	61	--	--
California	24	26	(2)	-8%
Nevada	18	7	11	157%
Arizona	44	27	17	63%
Utah	4	0	4	N/A
Texas	1	0	1	N/A
Virginia	20	11	9	82%
Maryland	6	5	1	20%

Total	178	137	41	30%

         Home Sales Revenues and Homes Closed.   Home sales revenues in 2002 increased 9%, compared with home sales revenues in 2001, primarily due to a 9% increase in home closings. Home closings particularly were strong in (1) Las Vegas, primarily due to the strong demand for new homes and increased active subdivisions in this market, including subdivisions acquired from John Laing Homes in April 2002; and (2) Tucson and Southern California, as a result of the strong home orders received in these markets in the fourth quarter of 2001 and first half of 2002. We closed fewer homes in 2002, compared with 2001, in Virginia and Phoenix, primarily due to lower home orders in these markets in the second half of 2001, resulting from fewer active subdivisions and a significant number of active subdivisions approaching close-out during this time period.

        Average Selling Price Per Home Closed.  The average selling price per home closed was $254,000 in 2002, compared with $254,100 in 2001. Average selling prices increased in Maryland, Virginia, Phoenix and Northern California, primarily due to (1) the ability to increase sales prices due to the strong demand for new homes in these markets throughout 2002; and (2) a greater number of homes closed in relatively higher-priced subdivisions. Average selling prices were lower in Tucson, Southern California and Colorado due to our increased emphasis on providing more affordable homes in these markets.

        Orders for Homes and Backlog.   We received orders for 9,899 homes, net of cancellations, during 2002, compared with net orders for 7,701 homes during 2001. Our active subdivisions increased 30% to 178 at December 31, 2002 from 137 at December 31, 2001, including an additional 20 in Phoenix, 11 in Nevada and nine in Virginia. These additional subdivisions, combined with the strong demand for new homes in these markets, contributed to year-over-year increases in home orders in Nevada, Virginia and Phoenix. An improved demand for new homes contributed to year-over-year increases in home orders in Southern and Northern California from a consistent level of active subdivisions. We ended 2002 with a Backlog of 4,035 homes with an estimated sales value of $1,120,000,000, compared with the Backlog of 2,882 homes with an estimated sales value of $760,000,000 at December 31, 2001.

        Marketing.  Marketing expenses totaled $125,060,000 in 2002, compared with $114,129,000 in 2001. The increase in 2002 primarily was due to (1) more product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2002; (2) higher sales commissions resulting from our increased home sales revenues; and (3) increased sales overhead resulting from our expanding home sales activities.

        General and Administrative.   General and administrative expenses totaled $105,482,000 in 2002, compared with $90,390,000 in 2001. The increase primarily was due to increased compensation and other administrative costs associated with the expanding operations in certain of our markets, most notably Phoenix, Virginia, Nevada and Texas. General and administrative expenses in 2002 also increased in Utah and Nevada as a result of our acquisition of most of the homebuilding assets, and the hiring of former employees, of John Laing Homes in these markets.

      Title Operations.

        American Home Title provides title agency services to our homebuyers in Virginia, Maryland and Colorado. We are evaluating opportunities to provide title agency services in our other markets. Income before income taxes from title operations totaled $3,099,000, $2,415,000 and $2,401,000, respectively, in 2003, 2002 and 2001.

      Land Sales.

        Revenue from land sales totaled $1,298,000, $6,022,000 and $2,909,000 in 2003, 2002 and 2001, respectively. The land sales in 2003 were in Virginia, Utah and Northern California. Land sales in 2002 primarily were in Colorado and Utah. Land sales in 2001 primarily were in Colorado. Gross profits from these sales were $456,000, $1,422,000 and $1,804,000 in 2003, 2002 and 2001, respectively.

      Asset Impairment Charges.

        No homebuilding asset impairment charges were recorded by the Company in 2003 or 2002. Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000 in 2001, comprised of a $1,075,000 charge for completed homes and homes under construction and a charge of $5,966,000 for land under development and other. The 2001 asset impairment charges resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area.

      New Homebuilding Divisions.

        In February 2002, we expanded into the Dallas/Fort Worth market by hiring a division president to manage the start-up operation. We now control approximately 1,650 lots in this market. During the year ended December 31, 2003, this division received 274 home orders and closed 162 homes.

        In April 2002, one of our subsidiaries acquired most of the homebuilding assets, and hired former employees, of John Laing Homes in Salt Lake City, marking our entry into this market. The assets acquired included approximately 750 lots and 24 homes under construction in five subdivisions. We now control 1,220 lots in this market. During 2003, this division received 378 home orders and closed 277 homes.

        In September 2003, one of our subsidiaries acquired substantially all of the assets of Crawford Homes, Inc. in Jacksonville, Florida and hired approximately 40 of its former employees. The assets acquired included approximately 550 lots and 165 homes under construction in 15 subdivisions. We now control 525 lots in this market. During 2003, this division received 58 home orders and closed 93 homes.

        We expanded into the Houston and Philadelphia/Delaware Valley markets in the 2003 second quarter and into the West Florida, Chicago and San Antonio markets in the third quarter of 2003. Each of these expansion efforts was initiated by hiring a division president to manage start-up operations. As of December 31, 2003, we controlled 552 lots in the Houston market.

Financial Services Activities — 2003 Compared With 2002.

        The table below sets forth selected financial data relating to HomeAmerican’s operations (dollars in thousands).

	Year Ended December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%
Mortgage loan origination fees	$22,245	$18,771	$3,474	19%
Gains on sales of mortgage servicing, net	$1,972	$1,773	$199	11%
Gains on sales of mortgage loans, net	$28,622	$19,587	$9,035	46%
Operating Profit	$28,277	$24,194	$4,083	17%
Principal amount of loan originations
MDC homebuyers	$1,463,465	$1,290,650	$172,815	13%
Spot	14,869	31,587	(16,718)	-53%

Total	$1,478,334	$1,322,237	$156,097	12%

Principal amount of loans brokered
MDC homebuyers	$415,725	$215,228	$200,497	93%
Spot	3,274	5,862	(2,588)	-44%

Total	$418,999	$221,090	$197,909	90%

Capture Rate	63%	71%	-8%

Including brokered loans	79%	81%	-2%

        The increase in operating profit primarily was due to higher gains on sales of mortgage loans, as well as higher origination fees received from record levels of mortgage loans originated and brokered for our homebuyers. Record revenues from mortgage loan origination fees in 2003, driven by the record home closings from the homebuilding segment, were offset partially by higher general and administrative expenses incurred to handle the higher volume of mortgage loans. Our homebuyers were the source of approximately 99% of the principal amount of the mortgage loans originated and brokered by HomeAmerican in 2003.

        Mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings (“Capture Rate”) was 63% for the year ended December 31, 2003, compared with 71% for the same period in 2002. This decline in the Capture Rate primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive pricing environment for mortgage loans that resulted from a significant decline in refinancing activity in the marketplace toward the end of 2003. These brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. If brokered loans were included, the Capture Rate would have been 79% for 2003, compared with 81% for 2002. The decrease in the Capture Rate including brokered loans in 2003 partially was due to the impact of starting HomeAmerican operations in new markets we have entered over the last two years.

        Forward Sales Commitments - HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on our fixed-rate mortgage loans held in inventory and rate-locked mortgage loans in the pipeline. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market.

        Insurance Operations - American Home Insurance provides third party homeowners, auto and other types of casualty insurance to MDC's homebuyers. The results of our insurance operations were not material for any of the periods presented.

Financial Services Activities — 2002 Compared With 2001.

        The table below sets forth selected financial data relating to HomeAmerican's operations (dollars in thousands).

	Year Ended December 31,		2002 Increase (Decrease)
	2002	2001	Amount	%
Mortgage loan origination fees	$18,771	$17,572	$1,199	7%
Gains on sales of mortgage servicing, net	$1,773	$3,288	$(1,515)	-46%
Gains on sales of mortgage loans, net	$19,587	$13,923	$5,664	41%
Operating Profit	$24,194	$21,116	$3,078	15%
Principal amount of loan originations
MDC homebuyers	$1,290,650	$1,195,579	$95,071	8%
Spot	31,587	55,775	(24,188)	-43%

Total	$1,322,237	$1,251,354	$70,883	6%

Principal amount of loans brokered
MDC homebuyers	$215,228	$237,389	$(22,161)	-9%
Spot	5,862	10,169	(4,307)	-42%

Total	$221,090	$247,558	$(26,468)	-11%

Capture Rate	71%	73%	-2%

Including brokered loans	81%	85%	-4%

        HomeAmerican’s operating profits in 2002 exceeded 2001 operating profits by 15%. This increase primarily was due to higher gains on sales of mortgage loans, as well as higher origination fees received from record levels of mortgage loans originated and brokered for our homebuyers. This increase partially was offset by higher general and administrative expenses resulting from increased mortgage loan origination and related activities in 2002.

        HomeAmerican’s Capture Rate was 71% for the year ended December 31, 2002, compared with 73% for the same period in 2001. Including brokered loans, the Capture Rate would have been 81% for 2002, compared with 85% for 2001. The decrease in Capture Rate in 2002 primarily was due to homes closed in Nevada and Utah that were purchased from John Laing Homes with mortgage loans already contracted for by other mortgage companies.

Other Operating Results.

        Interest Expense.   We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. All corporate and homebuilding interest incurred in 2003, 2002 and 2001 was capitalized. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note B to our consolidated financial statements. Corporate and homebuilding interest incurred increased to $26,779,000 in 2003, compared with $21,116,000 in 2002 and $22,498,000 in 2001. The increase in 2003 compared with 2002 primarily was due to an increase in the average debt balance, as we issued ten-year senior notes to fund our long-term growth, partially offset by a decline in the average effective interest rate. For a reconciliation of interest incurred, capitalized and expensed, see Note I to the our consolidated financial statements.

        Expenses Related to Debt Redemption.   In May 2003, we redeemed $175,000,000 principal amount of our 8 3/8% Senior Notes. The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182,329,000, plus accrued and unpaid interest through the date of redemption. Expenses for 2003 related to this debt redemption of $9,315,000 include the above redemption premium of $7,329,000 and the related unamortized discount and debt issuance costs of $1,986,000. In compliance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, the expenses related to this debt redemption are no longer treated as an extraordinary loss.

        Corporate General and Administrative Expenses.  Corporate general and administrative expenses totaled $65,386,000 for 2003, compared with $46,727,000 and $45,960,000, respectively, for 2002 and 2001. The increase in 2003 primarily was due to greater compensation-related costs principally resulting from our higher profitability and increased compensation and other expenses for information technology, as we are focusing on improving our systems in preparation for the growth of our homebuilding and financial services operations. Additionally, we contributed $4,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation in 2003, compared with no contributions in 2002 and $2,000,000 in 2001.

        Income Taxes.   Our overall effective income tax rate of 39.0% for 2003, 2002 and 2001, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. During the 2003 third quarter, we filed a registration statement, which has been declared effective, increasing our capacity to issue equity, debt or hybrid securities to $750,000,000 from $450,000,000. In December 2003, we issued $200,000,000 principal amount of our 5 ½% Senior Notes, thereby reducing our capacity to issue equity, debt or hybrid securities to $550,000,000.

Capital Resources.

        Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012 (the “7% Senior Notes”), 5 ½% Senior Notes and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Notes Payable.

        Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At December 31, 2003, there were no borrowings and $20,817,000 in letters of credit outstanding under the Homebuilding Line, but we could have borrowed funds at interest rates ranging from 2.4% to 4.0%.

        Mortgage Lending - Prior to September 29, 2003, our Mortgage Line had a borrowing limit of $125,000,000 with terms that allowed for an increase in the borrowing limit up to $175,000,000, subject to concurrence by the participating banks. As of September 29, 2003, the Mortgage Line was amended to provide for a borrowing limit of $175,000,000 with terms that allowed for an increase in the borrowing limit up to $225,000,000, subject to concurrence by the participating banks. As of December 31, 2003, the borrowing limit of the Mortgage Line was $175,000,000. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2003, $79,240,000 was borrowed and an additional $33,522,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2003, and 2002, the interest rates on our Mortgage Line were 2.3% and 2.7%, respectively.

         General - The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants. The agreements for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

        The financial covenants contained in the Homebuilding Line of credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 2.15 times (subject to downward adjustment in certain circumstances) our “adjusted consolidated tangible net worth,” as defined. Under the adjusted consolidated tangible net worth test, our “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $491,382,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2001; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock. In addition, “adjusted consolidated tangible net worth,” as defined, must not be less than $307,114,000.

        Our senior notes are not secured and the senior notes indentures do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the our homebuilding segment subsidiaries.

        As of December 31, 2003, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $1,585,000,000.

MDC Common Stock Repurchase Program.

        On March 24, 2003, our board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under our stock repurchase program to 4,350,000 shares. We repurchased 727,100 shares of MDC common stock in 2003, prior to the May 27, 2003 10% stock dividend, bringing the total shares repurchased to 2,580,400 and leaving 1,769,600 shares available to be repurchased as of December 31, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76, unadjusted for the 10% stock dividend. At December 31, 2003 and 2002, we held 3,082,000 shares and 5,373,000 shares of treasury stock with average purchase prices of $16.32 and $13.46 per share, respectively.

Consolidated Cash Flow.

        During 2003, we generated cash of $83,927,000 from our operating activities. The 2003 operating cash flow primarily was generated by income before deferred taxes, depreciation and amortization and debt redemption expenses of $251,105,000, an increase in accounts payable and other accrued expenses of $77,551,000 and a decrease in mortgage loans held in inventory of $67,898,000, which partially was offset by increases in homebuilding inventories and other assets of $310,309,000 in conjunction with our expanded homebuilding operations. We continued to expand our homebuilding operations in new markets to complement our strategic expansion in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.

        Financing activities generated cash of $67,481,000 in 2003. The 2003 cash provided by financing activities primarily was due to the issuance of $350,000,000 principal amount of 5 ½% Senior Notes, partially offset by the redemption of the $175,000,000 8 3/8% Senior Notes, including a premium of $7,329,000 on the redemption, and the net repayment of our lines of credit of $74,834,000. Additionally, we repurchased 727,100 shares of MDC common stock for $26,731,000, paid $11,812,000 of dividends and received $17,039,000 in proceeds from the exercise of stock options.

        Operating activities used cash of $166,429,000 in 2002 and provided cash of $93,251,000 in 2001. The 2002 cash decrease primarily was the result of a significant increase in homebuilding and mortgage lending inventories in conjunction with our expanded homebuilding operations. The 2001 cash increase primarily resulted from the increase in income before income taxes, partially offset by increases in homebuilding and mortgage loan inventories.

        Financing activities generated cash of $171,212,000 in 2002 and used cash of $67,547,000 in 2001. The 2002 increase, compared with 2001, primarily was due to the issuance of $150,000,000 principal amount of 7% Senior Notes, as well as an increase in our mortgage lending line of credit, partially offset by a use of $29,403,000 in cash to repurchase MDC common stock.

Off-Balance Sheet Arrangements.

        In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment and substantially reduce the risks associated with land ownership and development. At December 31, 2003, we had refundable and non-refundable deposits of $19,574,000 in the form of cash and $26,771,000 in the form of letters of credit to purchase lots.

        At December 31, 2003, we had outstanding performance bonds of $236,545,000 issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these performance bonds generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds will be released and we will not have any continuing obligations.

         We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

        Our contractual obligations as of December 31, 2003 are as follows (in thousands).

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$500,000	$--	$--	$--	$500,000
Operating leases	38,515	9,688	16,266	10,744	1,817
Purchase obligations (1)	86,900	86,900	--	--	--

Total	$625,415	$96,588	$16,266	$10,744	$501,817

(1)	Our purchase obligations relate to open work orders and estimates for land to be developed and homes under construction for which we have not received an invoice for work to be completed.

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

        Among other things, an increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to MDC by banks, investment bankers and mortgage bankers. See “Forward-Looking Statements” below.

        MDC’s business also is affected significantly by, among other things, general economic conditions and, particularly, the demand for new homes in the markets in which it builds.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” below.

        Listed below are those policies that we believe are critical and require the use of complex judgment in their application. The Company’s critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

        Homebuilding Inventory Valuation - Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on an individual asset basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. We continue to evaluate the carrying value of our inventory and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

        Estimates to Complete Land Development and Home Construction - Home sales revenue is recognized when a home is closed. In order to properly match revenues with expenses, an estimation must be made by the Company as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete a home are determined for each closed home based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of each monthly estimate by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing. We have made slight modifications to the estimates based on these comparisons and will continue to monitor actual results in the future. We do not expect the estimation process to materially change in the future. Actual results could differ from such estimates.

                   Warranty Costs - The Company's homes are sold with limited warranties that generally provide for ten years of structural coverage ("structural warranty"), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials ("general warranty"). Warranty reserves are established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including 1) the historical range of amounts paid per house; 2) the historical average amount paid per house; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and 5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

        Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditures incurred within 120 days of closing a home are recorded against the "estimate-to-complete" amount accrued in the house job at the closing of the house unless it is clear that the expense is a warranty expense. Expenses incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the regular warranty reserves. General warranty reserves not utilized for a particular house are written off between 15 and 36 months after the date of closing. The historical experience of the product type and geographical area are taken into consideration when determining the write-off period. Once established, this time frame is kept consistent from month to month. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are expensed as an adjustment to housing cost of sales in the month incurred.

         Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $51,068,000 and $44,743,000, respectively, at December 31, 2003 and 2002. Reserves carried over from prior years primarily are the result of the Company's volume of homes closed increasing by over 300% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. We continue to evaluate warranty reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

        Litigation Reserves - The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has reserved for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. We continue to evaluate litigation reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

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

        In January 2003, the FASB issued its Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is an entity that has (1) an insufficient amount of equity to absorb the entity’s expected losses; or (2) equity owners as a group that are not able to make decisions about the entity’s activities, do not have the obligation to absorb the entity’s expected losses or do not have the right to receive the entity’s expected residual returns. FIN 46 requires the consolidation of a VIE by the Company when the Company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and applies to all VIEs created prior to February 1, 2003 for reporting periods ending after March 15, 2004.

        In the normal course of business, MDC enters into lot option purchase contracts, generally through a deposit of cash, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s liability with respect to option contracts generally is limited to forfeiture of the related non-refundable deposits and letters of credit, which aggregated approximately $25,314,000 at December 31, 2003. Under the regulations of FIN 46, certain of these contracts create a variable interest for the Company, with the land seller being the VIE. The Company has evaluated, based on the provisions of FIN 46, all lot option purchase contracts created after January 31, 2003, which represent over 75% of the lots controlled by the Company under option purchase contracts as of December 31, 2003. Through this evaluation, the Company requests financial information from these VIEs, assesses the market conditions where we have contracted with these VIEs, and evaluates whether we retain the risk of loss from the VIEs activities or are entitled to receive a majority of the VIEs residual returns or both. Based on this evaluation, MDC has determined that its interests in these VIEs do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary of residual returns or losses. The Company is in the process of reviewing its lot option purchase contracts created prior to February 1, 2003, but does not believe that the application of the requirements of FIN 46 to these contracts will result in a material impact on its financial position or results of operations.

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

        HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited.

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

        As of December 31, 2003, short-term debt was $79,240,000, which consisted of amounts outstanding on our Mortgage Line. The Mortgage Line is collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2003 are as follows (in thousands).

	Maturities through December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Estimated Fair Value
Fixed Rate Debt	$--	$--	$--	$--	$--	$500,000	$500,000	$517,775
Average Interest Rate	--	--	--	--	--	5.95%	5.95%	--

        The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

Item 8.   Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF M.D.C. HOLDINGS, INC.

        We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Denver, Colorado
January 8, 2004

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2003	2002
ASSETS
Corporate
Cash and cash equivalents	$163,133	$23,164
Property and equipment, net	10,152	10,851
Deferred income taxes	32,096	25,980
Deferred debt issue costs, net	4,232	3,305
Other assets, net	7,460	6,708

	217,073	70,008

Homebuilding
Cash and cash equivalents	8,246	4,686
Home sales and other accounts receivable	8,394	3,519
Inventories, net
Housing completed or under construction	732,744	578,475
Land and land under development	763,569	656,843
Prepaid expenses and other assets, net	88,419	65,936

	1,601,372	1,309,459

Financial Services
Cash and cash equivalents	2,186	1,092
Mortgage loans held in inventory	140,040	207,938
Other assets, net	9,129	6,683

	151,355	215,713

Total Assets	$1,969,800	$1,595,180

See notes to consolidated financial statements. F-3

M.D.C. HOLDINGS, INC. Consolidated Balance Sheets (In thousands, except share amounts)

	December 31,
	2003	2002
LIABILITIES
Corporate
Accounts payable and accrued expenses	$72,212	$63,871
Income taxes payable	25,011	21,571
Senior notes, net	497,700	322,990

	594,923	408,432

Homebuilding
Accounts payable and accrued expenses	259,294	210,601
Line of credit	--	--
Notes payable	2,479	--

	261,773	210,601

Financial Services
Accounts payable and accrued expenses	17,944	21,506
Line of credit	79,240	154,074

	97,184	175,580

Total Liabilities	953,880	794,613

COMMITMENTS AND CONTINGENCIES (NOTES L AND N)	--	--

STOCKHOLDERS' EQUITY (NOTE G)
Preferred stock, $.01 par value; 25,000,000 shares authorized; none
issued	--	--
Common stock, $.01 par value; 100,000,000 shares authorized;
32,616,000 and 31,802,000 shares issued, respectively, at
December 31, 2003 and 2002	326	318
Additional paid-in capital	484,150	371,896
Retained earnings	582,927	501,498
Unearned restricted stock	(1,169)	(820)
Accumulated other comprehensive income (loss)	(9)	2

	1,066,225	872,894
Less treasury stock, at cost, 3,082,000 and 5,373,000 shares,
respectively, at December 31, 2003 and 2002	(50,305)	(72,327)

Total Stockholders' Equity	1,015,920	800,567

Total Liabilities and Stockholders' Equity	$1,969,800	$1,595,180

See notes to consolidated financial statements. F-4

M.D.C. HOLDINGS, INC. Consolidated Statements of Income (In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
REVENUES
Homebuilding	$2,859,086	$2,272,195	$2,086,344
Financial services	60,216	45,356	38,566
Corporate	768	973	964

Total Revenues	2,920,070	2,318,524	2,125,874

COSTS AND EXPENSES
Homebuilding	2,465,207	1,976,591	1,807,077
Financial services	31,939	21,162	17,450
Expenses related to debt redemption	9,315	--	--
Corporate	65,386	46,727	45,960

Total Costs and Expenses	2,571,847	2,044,480	1,870,487

Income before income taxes	348,223	274,044	255,387
Provision for income taxes	(135,994)	(106,739)	(99,672)

NET INCOME	$212,229	$167,305	$155,715

EARNINGS PER SHARE (NOTES G AND K)
Basic	$7.31	$5.68	$5.36

Diluted	$7.00	$5.48	$5.20

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	29,035	29,443	29,063

Diluted	30,303	30,529	29,955

DIVIDENDS DECLARED PER SHARE	$.405	$.283	$.219

See notes to consolidated financial statements. F-5

M.D.C. HOLDINGS, INC. Consolidated Statements of Stockholders’ Equity (In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Restricted Stock	Treasury Stock	Total
BALANCES-JANUARY 1, 2001	$308	$266,337	$282,893	$167	$--	$(67,475)	$482,230
Comprehensive income
Net income	--	--	155,715	--	--	--	155,715
Minimum pension liability adjustment,
net of income taxes of $(48)	--	--	--	(75)	--	--	(75)
Change in unrealized gains on
securities available for sale, net of
income taxes of $(432)	--	--	--	(255)	--	--	(255)

Total comprehensive income							155,385
Shares issued	7	11,730	--	--	--	1,595	13,332
Tax benefit of non-qualified stock
options exercised	--	8,541	--	--	--	--	8,541
Notes receivable for stock purchases, net
of repayments	--	2,644	--	--	--	--	2,644
Contribution of common stock	--	1,474	--	--	--	526	2,000
Stock repurchases	--	--	--	--	--	(3,845)	(3,845)
Cash dividends paid	--	--	(6,456)	--	--	--	(6,456)
10% stock dividends	(1)	66,021	(89,667)	--	--	23,647	--
Issuance of restricted stock	--	290	--	--	(412)	122	--

BALANCES-DECEMBER 31, 2001	314	357,037	342,485	(163)	(412)	(45,430)	653,831
Comprehensive income
Net income	--	--	167,305	--	--	--	167,305
Minimum pension liability adjustment,
net of income taxes of $(26)	--	--	--	(41)	--	--	(41)
Change in unrealized gains on
securities available for sale, net of
income taxes of $345	--	--	--	206	--	--	206

Total comprehensive income							167,470
Shares issued	4	8,940	--	--	--	2,307	11,251
Tax benefit of non-qualified stock
options exercised	--	5,525	--	--	--	--	5,525
Notes receivable for stock purchases, net
of repayments	--	34	--	--	--	--	34
Stock repurchases	--	--	--	--	--	(29,403)	(29,403)
Cash dividends paid	--	--	(8,292)	--	--	--	(8,292)
Issuance of restricted stock	--	360	--	--	(559)	199	--
Restricted stock vesting	--	--	--	--	151	--	151

BALANCES-DECEMBER 31, 2002	318	371,896	501,498	2	(820)	(72,327)	800,567
Comprehensive income
Net income	--	--	212,229	--	--	--	212,229
Minimum pension liability adjustment,
net of income taxes of $(100)	--	--	--	(158)	--	--	(158)
Change in unrealized gains on
securities available for sale, net of
income taxes of $254	--	--	--	147	--	--	147

Total comprehensive income							212,218
Shares issued	9	20,336	--	--	--	3,425	23,770
Tax benefit of non-qualified stock
options exercised	--	12,561	--	--	--	--	12,561
Repayments on Notes receivable for stock
purchases	--	896	--	--	--	--	896
Contribution of common stock	--	2,882	--	--	--	1,118	4,000
Stock repurchases	--	--	--	--	--	(26,731)	(26,731)
Cash dividends paid	--	--	(11,812)	--	--	--	(11,812)
10% stock dividend	(1)	75,013	(118,988)	--	--	43,976	--
Issuance of restricted stock	--	566	--	--	(800)	234	--
Restricted stock vesting	--	--	--	--	451	--	451

BALANCES-DECEMBER 31, 2003	$326	$484,150	$582,927	$(9)	$(1,169)	$(50,305)	$1,015,920

See notes to consolidated financial statements. F-6

M.D.C. HOLDINGS, INC. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES
Net income	$212,229	$167,305	$155,715
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Expenses related to debt redemption	9,315	--	--
Depreciation and amortization	35,677	26,907	27,445
Homebuilding asset impairment charges	--	--	7,041
Deferred income taxes	(6,116)	4,101	1,740
Net changes in assets and liabilities
Home sales and other accounts receivable	(4,875)	(898)	2,092
Homebuilding inventories	(258,516)	(328,064)	(82,072)
Prepaid expenses and other assets	(51,793)	(37,900)	(20,685)
Mortgage loans held in inventory	67,898	(62,967)	(37,820)
Accounts payable and accrued expenses	77,551	63,846	36,817
Other, net	2,557	1,241	2,978

Net cash provided by (used in) operating activities	83,927	(166,429)	93,251

INVESTING ACTIVITIES
Net purchase of property and equipment	(6,785)	(12,441)	(3,219)

FINANCING ACTIVITIES
Lines of credit
Advances	2,353,400	2,627,632	1,866,183
Principal payments	(2,428,234)	(2,573,200)	(1,931,000)
Senior notes
Proceeds from issuance	346,148	146,791	--
Redemption	(175,000)	--	--
Premium on redemption	(7,329)	--	--
Dividend payments	(11,812)	(8,292)	(6,456)
Stock repurchases	(26,731)	(29,403)	(3,845)
Proceeds from exercise of stock options	17,039	7,684	7,571

Net cash provided by (used in) financing activities	67,481	171,212	(67,547)

Net increase (decrease) in cash and cash equivalents	144,623	(7,658)	22,485
Cash and cash equivalents
Beginning of year	28,942	36,600	14,115

End of year	$173,565	$28,942	$36,600

Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash paid during the year for
Interest	$30,217	$20,276	$22,881
Income taxes	$126,298	$85,304	$83,227
Non-cash financing activities
Land purchases financed by seller	$2,479	$--	$--

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

         Description of Business  -  The Company has determined that its reportable segments are those that are based on its method of internal reporting, which disaggregates its business by product category. MDC’s products come from two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes. In its financial services segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., “HomeAmerican”) provides mortgage loans primarily to the Company’s homebuyers (the mortgage lending operations), as well as provides third party homeowners, auto, and other types of insurance through American Home Insurance Agency, Inc.

         Homebuilding.

        Inventories  -  Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Cost includes interest capitalized during the period of active development through completion of construction. Construction-related overhead and salaries are capitalized and allocated proportionately to projects being developed. Land and related costs are transferred to housing inventory when construction commences. See Note H.

        Prepaid Expenses and Other Assets, Net -  Homebuilding prepaid expenses and other assets include qualified settlement fund (“QSF”) assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. Available for sale investments included in QSF assets are recorded on the consolidated balance sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive income (loss). At December 31, 2002, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $12,435,000, under a borrowing arrangement that was approved by the Colorado Division of Insurance and the Company’s board of directors. MDC repaid the note during 2003.

        The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2003	2002
QSF assets	$15,116	$16,295
MDC intercompany notes payable to QSF	--	(12,435)
Land option deposits	19,574	18,007
Deferred marketing costs	26,307	22,728
Prepaid tap and system development fees	1,093	2,964
Property and equipment, net	4,815	2,866
Insurance premiums receivable	7,250	1,100
Other	14,264	14,411

Total	$88,419	$65,936

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

        Warranty Costs - The Company’s homes are sold with limited warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials (“general warranty”). Warranty reserves are established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including 1) the historical range of amounts paid per house; 2) the historical average amount paid per house; 3) any warranty expenditures included in the above not considered to be normal and recurring; 4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and 5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

        Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditures incurred within 120 days of closing a home are recorded against the “estimate-to-complete” amount accrued in the house job at the closing of the house unless it is clear that the expense is a warranty expense. Expenses incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the regular warranty reserves. General warranty reserves not utilized for a particular house are written off between 15 and 36 months after the date of closing. The historical experience of the product type and geographical area are taken into consideration when determining the write-off period. Once established, this time frame is kept consistent from month to month. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are expensed as an adjustment to housing cost of sales in the month incurred.

        Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $51,068,000 and $44,743,000, respectively, at December 31, 2003 and 2002. The Company’s volume of homes closed has increased by over 300% in the last ten years, giving rise to warranty reserves that exceed current expenditures. In addition, the carryover reserve includes additional warranty reserves created pursuant to the QSF.

         The following table summarizes the warranty activity for the years ended December 31, 2003, 2002 and 2001  (in thousands).

	Year Ended December 31,
	2003	2002	2001
Warranty reserve balance at beginning of year	$44,743	$38,430	$38,178
Warranty expense provision	36,014	24,529	11,142
Warranty cash payments, net	(29,689)	(18,216)	(10,890)

Warranty reserve balance at end of year	$51,068	$44,743	$38,430

          Financial Services.

        Mortgage Loans Held in Inventory - The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated by the Company are sold to private investors within 45 days of origination. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

        Revenue Recognition  -  Loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

         Derivative Financial Instruments  - Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS No. 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method the company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, the company must document the results of the method used to assess hedge effectiveness on an ongoing basis.

        If a company either does not properly designate the “hedging relationship” or subsequently determines that the derivative instruments do not qualify for hedge accounting, these derivative instruments are considered “free standing derivatives.” Free standing derivatives are marked-to-market and included in the balance sheet as either derivative assets or liabilities with corresponding changes in fair value recorded in income as they occur.

        The Company utilizes certain derivative instruments in the normal course of operations. These instruments include forward sales of mortgage-backed securities commitments, private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans.

        For the years ended December 31, 2002 and 2001, the Company determined that its derivative instruments qualified for SFAS No. 133 hedge accounting as “fair value hedges” and the resulting adjustments related to this qualification were immaterial to the Company’s financial position and results of operations. Additionally, the Company marked-to-market its mortgage loan inventory in accordance with SFAS No. 133. During 2003, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65 “Accounting for Certain Mortgage Banking Activities.”

The effect of not designating the derivatives as hedging instruments did not impact materially the Company’s results of operations for 2003.

        Mortgage Servicing Rights -  The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. Mortgage servicing rights (“Servicing Rights”) of $11,591,000 and $10,511,000 were capitalized during 2003 and 2002, respectively. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $11,671,000 and $10,506,000 for 2003 and 2002, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. As of December 31, 2003 and 2002, the Company had unamortized Servicing Rights of $86,000 with no related impairment, and $166,000 with no related impairment, respectively, included in financial services other assets, net in the consolidated balance sheets.

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

        Property and Equipment - Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 15 years. Depreciation expense was $5,141,000, $3,476,000 and $3,920,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Accumulated depreciation as of December 31, 2003 and 2002 was $15,562,000 and $12,212,000, respectively.

        Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was $23,571,000, $20,378,000 and $18,200,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Stock-Based Compensation - The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees, which are valued based on the market price of MDC’s common stock at the grant dates and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the consolidated balance sheets and is amortized to expense over the vesting period. The expense recognized in the consolidated income statement for the years ended December 31, 2003 and 2002 was $451,000 and $151,000, respectively.

        The Company has elected to account for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations and, therefore, recorded no compensation expense in the determination of net income in the years ended December 31, 2003, 2002 and 2001. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the following years.

	Year Ended December 31,
	2003	2002	2001
Net income, as reported	$212,229	$167,305	$155,715
Deduct stock-based compensation expense determined
using the fair value method, net of related tax
effects	(8,574)	(9,144)	(5,841)

Pro forma net income	$203,655	$158,161	$149,874

Earnings per share
Basic as reported	$7.31	$5.68	$5.36

Basic pro forma	$7.01	$5.37	$5.16

Diluted as reported	$7.00	$5.48	$5.20

Diluted pro forma	$6.72	$5.18	$5.00

        The following table is a summary of the average fair values of options granted during 2003, 2002 and 2001 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

	Year Ended December 31,
	2003	2002	2001
Average fair value of options granted	$25.97	$19.04	$15.74
Expected volatility	47.6%	54.9%	51.9%
Risk free interest rate	3.9%	3.8%	4.5%
Dividend yield rate	0.8%	0.8%	0.8%
Weighted-average expected lives of options	6.0 yrs.	7.0 yrs.	7.5 yrs.

Other Comprehensive Income - The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands).

	December 31,
	2003	2002
Minimum pension liability adjustment, net of income taxes of
$(174) in 2003 and $(74) in 2002	$(274)	$(116)
Unrealized gains (losses) on securities available for sale,
net of income taxes of $449 in 2003 and $195 in 2002	265	118

Accumulated other comprehensive income (loss)	$(9)	$2

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

        Recent Statements of Financial Accounting Standards - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The application of SFAS No. 150 has been deferred indefinitely for noncontrolling interests in limited-life subsidiaries. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company’s financial position or results of operations.

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

        In January 2003, the FASB issued its Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is an entity that has (1) an insufficient amount of equity to absorb the entity’s expected losses; or (2) equity owners as a group that are not able to make decisions about the entity’s activities, do not have the obligation to absorb the entity’s expected losses or do not have the right to receive the entity’s expected residual returns. FIN 46 requires the consolidation of a VIE by the Company when the Company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and applies to all VIEs created prior to February 1, 2003 for reporting periods ending after March 15, 2004.

        In the normal course of business, MDC enters into lot option purchase contracts, generally through a deposit of cash, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s liability with respect to option contracts generally is limited to forfeiture of the related non-refundable deposits and letters of credit, which aggregated approximately $25,314,000 at December 31, 2003. Under the regulations of FIN 46, certain of these contracts create a variable interest for the Company, with the land seller being the VIE. The Company has evaluated, based on the provisions of FIN 46, all lot option purchase contracts created after January 31, 2003, which represent over 75% of the lots controlled by the Company under option purchase contracts as of December 31, 2003. Through this evaluation, the Company requests financial information from these VIEs, assesses the market conditions where the Company has contracted with these VIEs, and evaluates whether the Company retains the risk of loss from the VIE's activities or are entitled to receive a majority of the VIE's residual returns or both. Based on this evaluation, MDC has determined that its interests in these VIEs do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary of residual returns or losses. The Company is in the process of reviewing its lot option purchase contracts created prior to February 1, 2003, but does not believe that the application of the requirements of FIN 46 to these contracts will result in a material impact on its financial position or results of operations.

B.    Information on Business Segments

        The Company operates in two business segments — homebuilding and financial services. A summary of the Company’s business segments is shown below (in thousands).

	Year Ended December 31,
	2003	2002	2001
Homebuilding
Revenues
Home sales	$2,851,328	$2,260,291	$2,076,807
Land sales	1,298	6,022	2,909
Other revenues	6,460	5,882	6,628

Total Homebuilding Revenues	2,859,086	2,272,195	2,086,344

Home cost of sales	2,163,696	1,741,449	1,594,412
Land cost of sales	842	4,600	1,105
Asset impairment charges	--	--	7,041
Marketing	162,148	125,060	114,129
General and administrative	138,521	105,482	90,390

Total Homebuilding Expenses	2,465,207	1,976,591	1,807,077

Homebuilding Operating Profit	393,879	295,604	279,267

Financial Services
Revenues
Net interest income	4,616	4,348	3,544
Origination fees	22,245	18,771	17,572
Gains on sales of mortgage servicing, net	1,972	1,773	3,288
Gains on sales of mortgage loans, net	28,622	19,587	13,923
Mortgage servicing and other	2,761	877	239

Total Financial Services Revenues	60,216	45,356	38,566
General and Administrative Expenses	31,939	21,162	17,450

Financial Services Operating Profit	28,277	24,194	21,116

Total Operating Profit	422,156	319,798	300,383

Corporate
Interest and other revenues	768	973	964
Expenses related to debt redemption	(9,315)	--	--
General and administrative	(65,386)	(46,727)	(45,960)

Net Corporate Expenses	(73,933)	(45,754)	(44,996)

Income Before Income Taxes	$348,223	$274,044	$255,387

        Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 2003, 2002 and 2001 were not material. Identifiable segment assets are shown on the face of the consolidated balance sheets.

C.    Mortgage Loans Held in Inventory

        The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

	December 31,
	2003	2002
First mortgage loans
Conventional	$117,620	$159,857
FHA and VA	21,200	47,597

	138,820	207,454
Less
Unamortized discounts	(72)	(241)
Deferred fees	159	(786)
Adjustment for derivatives and hedging activities	1,133	1,789
Allowance for loan losses	--	(278)

Total	$140,040	$207,938

        Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 5.9% and 6.1% at December 31, 2003 and 2002, respectively.

D.     Lines of Credit

         Homebuilding - The Company has an unsecured revolving line of credit with a group of lenders for support of its homebuilding operations (the “Homebuilding Line”). Lender commitments under the Homebuilding Line total $600,000,000 with a maturity date of July 29, 2006. Pursuant to the terms of the Homebuilding Line, a term-out of this credit may commence prior to July 29, 2006 under certain circumstances. At December 31, 2003, the Company had no borrowings and $20,817,000 in letters of credit outstanding under the Homebuilding Line.

        Mortgage Lending  -  Prior to September 29, 2003, the Company’s mortgage lending bank line of credit (the “Mortgage Line”) had a borrowing limit of $125,000,000 with terms that allowed for an increase in the borrowing limit up to $175,000,000, subject to concurrence by the participating banks. As of September 29, 2003, the Mortgage Line was amended to provide for a borrowing limit of $175,000,000 with terms that allowed for an increase in the borrowing limit up to $225,000,000, subject to concurrence by the participating banks. As of December 31, 2003, the borrowing limit of the Mortgage Line was $175,000,000. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2003, $79,240,000 was borrowed and an additional $33,522,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2003 and 2002, the interest rates on the Mortgage Line were 2.3% and 2.7%, respectively.

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

E.    Senior Notes

        In May 2003, the Company completed a public offering of $150,000,000 principal amount of 5 ½% senior notes due May 2013 (the “5 ½% Senior Notes”) at a discount, with an effective yield of 5.74%. In December 2003, the Company issued an additional $200,000,000 principal amount of the 5 ½% Senior Notes at a premium, with an effective yield of 5.57%. The 5 ½% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 5 ½% Senior Notes supplemental indenture.

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

        The Company’s debt obligations as of December 31, 2003 and 2002 are as follows.

	December 31,
	2003	2002
8 3/8% Senior Notes due 2008	--	174,568
7% Senior Notes due 2012	$148,565	$148,422
5 1/2% Senior Notes due 2013	349,135	--

Total Senior Notes	497,700	322,990
Notes payable	2,479	--

Total Corporate and Homebuilding Debt	500,179	322,990
Mortgage line of credit	79,240	154,074

Total Debt	$579,419	$477,064

F.    Retirement Plans

        In October 1997, the Company established a defined benefit retirement plan (the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $11,328,000 at December 31, 2003. The Retirement Plan is not funded and benefits were fully vested as of December 31, 2003, the measurement date, for both participants. Unrecognized prior service cost of $1,950,000 at December 31, 2003 is being recognized over the officers’ average estimated service periods. Included on the December 31, 2003 consolidated balance sheet is an intangible asset of $1,950,000 related to unamortized prior service cost and a corresponding accrued pension liability of $2,398,000 and an accumulated other comprehensive loss of $448,000. Accrued benefit costs as of December 31, 2003 and 2002 were $6,931,000 and $5,744,000, respectively. Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the years ended December 31, 2003, 2002 and 2001 (dollars in thousands).

	Year Ended December 31,
	2003	2002	2001
Projected benefit obligation - beginning of year	$10,391	$9,667	$7,930
Service cost	--	116	155
Interest cost	691	649	641
Unrecognized (gain) loss due to change in actuarial
assumptions	246	(41)	941

Projected benefit obligation - end of year	$11,328	$10,391	$9,667

Accumulated benefit obligation - end of year	$9,328	$8,209	$7,260
Assumptions used in the calculation of the present value of the projected benefit obligation
Discount rate	6.25%	6.75%	7.25%
Future annual compensation rate increase	3.50%	4.00%	4.00%
Components of Retirement Plan expense
Service cost	$--	$116	$155
Interest cost	691	649	641
Prior service cost amortization	325	325	325
Net loss recognition	171	116	170

Total Retirement Plan expense	$1,187	$1,206	$1,291

        The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions have been funded with shares of MDC common stock, and the expense recognized by the Company for 2003, 2002 and 2001 was $3,744,000, $3,384,000 and $2,577,000, respectively.

G.    Stockholders’ Equity

        Stock Dividends  -  On April 28, 2003, MDC’s board of directors declared a 10% stock dividend that was distributed on May 27, 2003 to shareowners of record on May 12, 2003. In accordance with SFAS No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods affected to reflect the effect of this stock dividend.

        Equity Incentive Plans  -  A summary of the Company’s equity incentive plans follows.

        Employee Equity Incentive Plans  -  In June 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,795,100 shares of MDC common stock (restated for stock dividends) for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. In 2003, 227,700 options to purchase shares of MDC common stock and 8,946 shares of restricted stock were awarded under the Employee Plan. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.

        In March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provided for an initial authorization of 2,420,000 shares of MDC common stock (restated for the December 28, 2001 and May 27, 2003 stock dividends) for issuance thereunder, plus an additional annual authorization equal to 10% of the authorized shares of MDC common stock under the Equity Incentive Plan. In April 2003, an additional 1,100,000 shares were authorized for issuance by vote of the

Company’s shareowners (restated for the May 27, 2003 stock dividend). The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted. In 2003, 799,600 options to purchase shares of MDC common stock and 6,961 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over a period of up to seven years.

        Executive Option Purchase Program  -  Pursuant to the terms of the Executive Option Purchase Program (the “Option Purchase Program”), the Company was authorized by the MDC board of directors to lend eligible executives of the Company up to two-thirds of the aggregate exercise price and state and federal taxes payable in connection with their exercise of stock options under the Employee Equity Incentive Plans, subject to certain maximum amounts as set forth under the Option Purchase Program. Notes receivable under the Option Purchase Program are recourse and secured by 100% of the shares of MDC common stock issued in connection with options exercised. During 2001, certain eligible executives of the Company exercised options to purchase 385,000 shares of MDC common stock under the equity incentive plans. Effective August 19, 2002, no further loans are permitted and no modifications can be made to existing loans under the Option Purchase Program. Aggregate notes receivable under the Option Purchase Program of $0 and $896,000, respectively, at December 31, 2003 and 2002 have reduced stockholders’ equity.

        Director Equity Incentive Plans  -  In March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 605,000 shares of MDC common stock (restated for the December 28, 2001 and April 28, 2003 stock dividends) for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option.

        A summary of the changes in stock options during each of the years ended December 31, 2003, 2002 and 2001 is as follows, restated as applicable for stock dividends (in shares of MDC common stock).

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	4,518,012	$23.58	3,893,264	$18.99	3,536,977	$13.79
Granted	1,152,300	$57.20	1,331,550	$32.33	1,316,903	$25.89
Exercised	(982,569)	$17.34	(581,028)	$13.18	(893,037)	$8.48
Cancelled	(188,238)	$26.76	(125,774)	$22.37	(67,579)	$20.26

Options outstanding - end of year	4,499,505	$33.41	4,518,012	$23.58	3,893,264	$18.99
Available for future grant	2,137,895		1,595,017		2,410,190

Total shares reserved - end of year	6,637,400		6,113,029		6,303,454

Options exercisable December 31	1,699,420	$23.57	1,899,173	$18.55	1,546,753	$14.66

F-18 The following table summarizes information concerning outstanding and exercisable options at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.19 - $21.97	1,212,499	1.83	$17.55	1,019,991	$16.80
$24.56 - $26.41	956,729	7.88	$26.41	451,017	$26.41
$29.71 - $30.59	954,663	5.54	$30.58	2,750	$29.82
$31.08 - $58.60	639,764	6.55	$43.13	225,662	$48.43
$63.90 - $64.50	735,850	9.88	$63.90	--	--

	4,499,505		$33.41	1,699,420	$23.57

        MDC Common Stock Repurchase Programs  -  On December 18, 2002, the MDC board of directors authorized the repurchase of an additional 1,000,000 shares of MDC common stock, bringing the total authorization under this program to 3,000,000 shares. During 2002, the Company repurchased 789,000 shares of MDC common stock, bringing the total shares repurchased under this program to 1,853,300 and leaving 1,146,700 shares available to be repurchased as of December 31, 2002. The per share prices, including commissions, for the 1,853,300 shares repurchased ranged from $13.85 to $40.48, with an average cost of $26.99. At December 31, 2002, the Company held 5,373,000 shares of treasury stock with average purchase price of approximately $13.46 per share.

        On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares, prior to the May 27, 2003 10% stock dividend, of MDC common stock in the first quarter of 2003, bringing the total shares repurchased to 2,580,400. No shares of MDC common stock were repurchased in the second, third or fourth quarters of 2003, leaving 1,769,600 shares available to be repurchased as of December 31, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $35.96 to $39.03 with an average cost of $36.76, unadjusted for the May 27, 2003 10% stock dividend. At December 31, 2003, the Company held 3,082,000 shares of treasury stock with an average purchase price of approximately $16.32 per share.

H.    Homebuilding Asset Impairment Charges

        No homebuilding asset impairment charges were recorded by the Company in 2003 or 2002. Homebuilding operating results were reduced by asset impairment charges totaling $7,041,000 in 2001, comprised of a $1,075,000 charge for completed homes and homes under construction and a charge of $5,966,000 for land under development and other. The 2001 asset impairment charges resulted from the write-down to fair market value of one homebuilding project in Southern California and three homebuilding projects in the San Francisco Bay area. These four projects had experienced a much slower than anticipated home order pace and a significant increase in sales incentive requirements.

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

	Year Ended December 31,
	2003	2002	2001
Total Interest Incurred
Corporate and homebuilding	$26,779	$21,116	$22,498
Financial services	1,967	1,822	2,666

Total interest incurred	$28,746	$22,938	$25,164

Corporate and Homebuilding Interest Capitalized
Interest capitalized in homebuilding
inventory, beginning of period	$17,783	$17,358	$19,417
Interest incurred	26,779	21,116	22,498
Previously capitalized interest
included in cost of sales	(24,519)	(20,691)	(24,557)

Interest capitalized in homebuilding
inventory, end of period	$20,043	$17,783	$17,358

Financial Services Net Interest Income
Interest income	$6,583	$6,170	$6,210
Interest expense	(1,967)	(1,822)	(2,666)

Net interest income	$4,616	$4,348	$3,544

J.     Income Taxes

Total income taxes have been allocated as follows (in thousands).

	Year Ended December 31,
	2003	2002	2001
Provision for income taxes	$135,994	$106,739	$99,672
Stockholders' equity, related to exercise of stock
options	(12,561)	(5,525)	(8,541)

Total income taxes	$123,433	$101,214	$91,131

The significant components of the provision for income taxes are as follows (in thousands).

	Year Ended December 31,
	2003	2002	2001
Current tax expense
Federal	$123,630	$88,999	$85,797
State	18,480	13,639	12,135

Total current	142,110	102,638	97,932

Deferred tax expense (benefit)
Federal	(5,473)	3,906	1,471
State	(643)	195	269

Total deferred	(6,116)	4,101	1,740

Provision for income taxes	$135,994	$106,739	$99,672

        The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2003	2002	2001
Tax expense computed at statutory rate	$121,878	$95,915	$89,385
Increase due to
Permanent differences between financial
statement income and taxable income	175	175	242
State income tax, net of federal benefit	13,929	8,615	8,297
Other, net	12	2,034	1,748

Provision for income taxes	$135,994	$106,739	$99,672

Effective tax rate	39.0%	39.0%	39.0%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	December 31,
	2003	2002
Deferred tax assets
Warranty, litigation and other reserves	$27,160	$23,979
Inventory impairment charges	2,284	2,748
Accrued liabilities	7,012	5,175
Inventory, additional costs capitalized for tax
purposes	11,295	10,343

Total gross deferred tax assets	47,751	42,245

Deferred tax liabilities
Deferred revenue	8,014	10,129
Inventory, additional costs capitalized for
financial statement purposes	1,153	1,222
Property, equipment and other assets, net	1,305	521
Subsidiaries not consolidated for tax purposes	2,345	2,194
Other, net	2,838	2,199

Total gross deferred tax liabilities	15,655	16,265

Net deferred tax asset	$32,096	$25,980

K.    Earnings Per Share

        Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. Weighted-average shares outstanding and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on May 27, 2003. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002	2001
Basic Earnings Per Share
Net income	$212,229	$167,305	$155,715

Basic weighted-average shares outstanding	29,035	29,443	29,063

Per share amounts	$7.31	$5.68	$5.36

Diluted Earnings Per Share
Net income	$212,229	$167,305	$155,715

Basic weighted-average shares outstanding	29,035	29,443	29,063
Stock options, net	1,268	1,086	892

Diluted weighted-average shares outstanding	30,303	30,529	29,955

Per share amounts	$7.00	$5.48	$5.20

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

M.    Disclosures About Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2003 and 2002.

        Cash and Cash Equivalents  -  For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.

        Investments and Marketable Securities, Net  -  Investments in marketable equity securities (other than the QSF assets, see Note A) are recorded on the balance sheet at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.

        Mortgage Loans Held in Inventory  -  The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans that have no forward commitments, loans in inventory are stated at the lower of cost or market. The carrying value is a reasonable estimate of fair value.

        Lines of Credit  -  The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The carrying value is a reasonable estimate of fair value.

        Senior Notes  -  The estimated fair value of the senior notes in the following table are based on dealer quotes.

	December 31, 2003		December 31, 2002
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
8 3/8% Senior Notes due 2008	$--	$--	$174,568	$180,915
7% Senior Notes due 2012	$148,565	$166,805	$148,422	$145,688
5 1/2% Senior Notes due 2013	$349,135	$350,970	$--	$--

N.    Commitments and Contingencies

        The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) the availability and cost of performance bonds and insurance covering risks associated with our business; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company’s operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona, Nevada, Utah, Texas and Florida.

        To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2003, commitments by HomeAmerican to originate mortgage loans totaled $107,292,000 at market rates of interest. At December 31, 2003, unexpired short-term forward commitments to sell loans totaled $137,843,000 at market rates of interest.

        MDC leases office space, equipment and certain of its model show homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $9,688,000 in 2004, $8,602,000 in 2005, $7,664,000 in 2006, $5,788,000 in 2007 and $6,773,000 in 2008 and thereafter. Rent expense under cancelable and non-cancelable leases totaled $12,056,000, $8,436,000 and $6,758,000 in 2003, 2002 and 2001, respectively.

        The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2003, MDC had outstanding approximately $26,771,000 of letters of credit and $236,545,000 of performance bonds. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

O.    Related Party Transactions

        MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

        Certain affiliates of an officer and director of the Company sublease office space from the Company, for which they paid rent, including parking of approximately $134,300, and $135,849 for the years ended December 31, 2003 and 2002, respectively.

        Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $240,000, $180,000 and $246,000 in 2003, 2002 and 2001, respectively.

        The spouse of an officer and director of the Company owns a company that provides consulting services to the Company. Total fees paid for these services were $240,000 in 2003, 2002 and 2001.

        During 2003, the Company contributed 68,453 shares of MDC common stock then valued at $4,000,000 to the M.D.C. Holdings, Inc. Charitable Foundation (the “Foundation”), a Delaware not-for-profit corporation that was incorporated on September 30, 2000. During 2001, the Company contributed 63,678 shares valued at $2,000,000 to the Foundation. The Company made no contributions to the Foundation in 2002. The Foundation is a charitable organization with the primary purpose of supporting non-profit charities in communities where the Company conducts its business. Certain directors and officers of the Company are the trustees and officers of the Foundation.

P.    Summarized Quarterly Consolidated Financial Information (Unaudited)

        Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 2003 is as follows (in thousands, except per share amounts). Weighted-average shares outstanding and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on May 27, 2003.

	Quarter
	Fourth	Third	Second	First
2003
Revenues	$862,080	$798,906	$689,442	$569,642

Home gross profit margin	$211,718	$193,487	$156,454	$125,973

Net income	$67,022	$65,476	$42,694	$37,037

Earnings Per Share
Basic	$2.28	$2.25	$1.49	$1.28

Diluted	$2.18	$2.16	$1.43	$1.24

Weighted-Average Shares Outstanding
Basic	29,422	29,066	28,688	28,995

Diluted	30,798	30,303	29,917	29,933

F-23

	Quarter
	Fourth	Third	Second	First
2002
Revenues	$771,022	$581,698	$509,430	$456,374

Home gross profit margin	$169,773	$133,154	$111,809	$104,106

Net income	$57,074	$43,559	$34,336	$32,336

Earnings Per Share
Basic	$1.95	$1.48	$1.16	$1.10

Diluted	$1.90	$1.43	$1.11	$1.06

Weighted-Average Shares Outstanding
Basic	29,289	29,400	29,701	29,385

Diluted	30,117	30,448	30,912	30,550

Q.    Supplemental Guarantor Information

        The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).

•	M.D.C. Land Corporation
•	RAH of Texas, LP
•	RAH Texas Holdings, LLC
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of California, Inc.
•	Richmond American Homes of California (Inland Empire), Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Florida, LP.
•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of Texas, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.
•	Richmond American Homes of West Virginia, Inc.

The Company has added the following subsidiaries as Guarantor Subsidiaries subsequent to December 31, 2003.

•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Illinois, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.

Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily consist of.

•	American Home Insurance Agency, Inc.
•	American Home Title and Escrow Company
•	HomeAmerican Mortgage Corporation
•	Lion Insurance Company
•	StarAmerican Insurance Ltd.

        The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2003
(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$163,133	$--	$--	$--	$163,133
Investments in and advances to parent
and subsidiaries	377,353	1,112	(18,537)	(359,928)	--
Other assets	55,866	22	(1,948)	--	53,940

	596,352	1,134	(20,485)	(359,928)	217,073

Homebuilding
Cash and cash equivalents	-	6,335	1,911	--	8,246
Home sales and other accounts receivable	--	12,538	503	(4,647)	8,394
Inventories, net
Housing completed or under construction	--	732,744	--	--	732,744
Land and land under development	--	763,569	--	--	763,569
Other assets	--	65,876	22,543	--	88,419

	--	1,581,062	24,957	(4,647)	1,601,372

Financial services	--	--	151,355	--	151,355

Total Assets	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

LIABILITIES
Corporate
Accounts payable and accrued expenses	$72,344	$70	$48	$(250)	$72,212
Advances and notes payable - parent and subsidiaries	(885,966)	871,875	14,091	--	--
Income taxes payable	(101,816)	122,787	4,040	--	25,011
Senior notes, net	497,700	--	--	--	497,700

	(417,738)	994,732	18,179	(250)	594,923

Homebuilding
Accounts payable and accrued expenses	--	251,275	8,019	--	259,294
Notes payable	--	2,479	--	--	2,479
Line of credit	--	--	--	--	--

	--	253,754	8,019	--	261,773

Financial services	--	--	101,593	(4,409)	97,184

Total Liabilities	(417,738)	1,248,486	127,791	(4,659)	953,880

STOCKHOLDERS' EQUITY	1,014,090	333,710	28,036	(359,916)	1,015,920

Total Liabilities and
Stockholders' Equity	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

F-25 M.D.C. Holdings, Inc. Supplemental Combining Balance Sheet December 31, 2002 (In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$23,164	$--	$--	$--	$23,164
Investments in and advances to parent
and subsidiaries	345,214	774	(2,645)	(343,343)	--
Other assets	49,017	--	(2,173)	--	46,844

	417,395	774	(4,818)	(343,343)	70,008

Homebuilding
Cash and cash equivalents	--	4,171	515	--	4,686
Home sales and other accounts receivable	--	3,317	202	--	3,519
Inventories, net
Housing completed or under construction	--	578,475	--	--	578,475
Land and land under development	--	656,843	--	--	656,843
Other assets	--	48,168	17,768	--	65,936

	--	1,290,974	18,485	--	1,309,459

Financial services	--	--	215,713	--	215,713

Total Assets	$417,395	$1,291,748	$229,380	$(343,343)	$1,595,180

LIABILITIES
Corporate
Accounts payable and accrued expenses	$63,772	$--	$99	$--	$63,871
Advances and notes payable - parent and subsidiaries	(673,479)	658,804	14,675	--	--
Income taxes payable	(90,854)	108,829	3,596	--	21,571
Senior notes, net	322,990	--	--	--	322,990

	(377,571)	767,633	18,370	--	408,432

Homebuilding
Accounts payable and accrued expenses	--	204,615	5,986	--	210,601
Line of credit	--	--	--	--	--

	--	204,615	5,986	--	210,601

Financial services	--	--	175,580	--	175,580

Total Liabilities	(377,571)	972,248	199,936	--	794,613

STOCKHOLDERS' EQUITY	794,966	319,500	29,444	(343,343)	800,567

Total Liabilities and
Stockholders' Equity	$417,395	$1,291,748	$229,380	$(343,343)	$1,595,180

F-26 M.D.C. Holdings, Inc. Supplemental Combining Statements of Income (In thousands) Year Ended December 31, 2003

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$2,854,560	$4,948	$(422)	$2,859,086
Financial services	--	--	60,216	--	60,216
Corporate	739	--	29	--	768
Equity in earnings of subsidiaries	210,573	--	--	(210,573)	--

Total Revenues	211,312	2,854,560	65,193	(210,995)	2,920,070

COSTS AND EXPENSES
Homebuilding	843	2,545,552	(57)	(81,131)	2,465,207
Financial services	--	--	31,939	--	31,939
Expenses related to debt redemption	9,315	--	--	--	9,315
Corporate general and administrative	65,386	--	--	--	65,386
Corporate and homebuilding interest	(81,131)	--	--	81,131	--

Total Expenses	(5,587)	2,545,552	31,882	--	2,571,847

Income before income taxes	216,899	309,008	33,311	(210,995)	348,223
Provision for income taxes	(220)	(122,788)	(12,986)	--	(135,994)

NET INCOME	$216,679	$186,220	$20,325	$(210,995)	$212,229

Year Ended December 31, 2002

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$2,268,996	$3,493	$(294)	$2,272,195
Financial services	--	--	45,356	--	45,356
Corporate	947	--	26	--	973
Equity in earnings of subsidiaries	185,452	--	--	(185,452)	--

Total Revenues	186,399	2,268,996	48,875	(185,746)	2,318,524

COSTS AND EXPENSES
Homebuilding	480	1,993,711	1,062	(18,662)	1,976,591
Financial services	--	--	21,162	--	21,162
Corporate general and administrative	46,727	--	--	--	46,727
Corporate and homebuilding interest	(18,662)	--	--	18,662	--

Total Expenses	28,545	1,993,711	22,224	--	2,044,480

Income before income taxes	157,854	275,285	26,651	(185,746)	274,044
Provision for income taxes	12,474	(108,828)	(10,385)	--	(106,739)

NET INCOME	$170,328	$166,457	$16,266	$(185,746)	$167,305

F-27 M.D.C. Holdings, Inc. Supplemental Combining Statements of Income (In thousands) Year Ended December 31, 2001

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Total
REVENUES
Homebuilding	$--	$2,082,555	$4,017	$(228)	$2,086,344
Financial services	--	--	38,566	--	38,566
Corporate	917	--	47	--	964
Equity in earnings of subsidiaries	174,402	--	--	(174,402)	--

Total Revenues	175,319	2,082,555	42,630	(174,630)	2,125,874

COSTS AND EXPENSES
Homebuilding	529	1,821,793	265	(15,510)	1,807,077
Financial services	--	--	17,450	--	17,450
Corporate general and administrative	45,960	--	--	--	45,960
Corporate and homebuilding interest	(15,510)	--	--	15,510	--

Total Expenses	30,979	1,821,793	17,715	--	1,870,487

Income before income taxes	144,340	260,762	24,915	(174,630)	255,387
Provision for income taxes	13,017	(102,863)	(9,826)	--	(99,672)

NET INCOME	$157,357	$157,899	$15,089	$(174,630)	$155,715

F-28 M.D.C. Holdings, Inc. Supplemental Combining Statements of Cash Flows (In thousands) Year Ended December 31, 2003

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in)
operating activities	$21,846	$(34,120)	$96,623	$(422)	$83,927

Net cash used in investing activities	(2,088)	(3,700)	(997)	--	(6,785)

Financing Activities
Net increase (reduction) in borrowings
from parent and subsidiaries	(21,682)	39,984	(18,302)	--	--
Lines of credit
Advances	2,353,400	--	--	--	2,353,400
Principal payments	(2,353,400)	--	(74,834)	--	(2,428,234)
Senior Notes
Proceeds from issuance	346,148	--	--	--	346,148
Redemption	(175,000)	--	--	--	(175,000)
Premium on redemption	(7,329)	--	--	--	(7,329)
Dividend payments	(12,234)	--	--	422	(11,812)
Stock repurchases	(26,731)	--	--	--	(26,731)
Proceeds from exercise of stock options	17,039	--	--	--	17,039

Net cash provided by (used in) financing
activities	120,211	39,984	(93,136)	422	67,481

Net increase (decrease) in cash and cash
equivalents	139,969	2,164	2,490	--	144,623
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	--	28,942

End of year	$163,133	$6,335	$4,097	$--	$173,565

Year Ended December 31, 2002
	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in)
operating activities	$14,770	$(140,207)	$(40,698)	$(294)	$(166,429)

Net cash used in investing activities	(10,177)	(2,018)	(246)	--	(12,441)

Financing Activities
Net increase (reduction) in borrowings
from parent and subsidiaries	(129,237)	142,044	(12,807)	--	--
Lines of credit
Advances	2,573,200	--	54,432	--	2,627,632
Principal payments	(2,573,200)	--	--	--	(2,573,200)
Net proceeds from issuance of senior notes	146,791	--	--	--	146,791
Dividend payments	(8,586)	--	--	294	(8,292)
Stock repurchases	(29,403)	--	--	--	(29,403)
Proceeds from exercise of stock options	7,684	--	--	--	7,684

Net cash provided by (used in) financing
activities	(12,751)	142,044	41,625	294	171,212

Net increase (decrease) in cash and cash
equivalents	(8,158)	(181)	681	--	(7,658)
Cash and cash equivalents
Beginning of year	31,322	4,352	926	--	36,600

End of year	$23,164	$4,171	$1,607	$--	$28,942

F-29 M.D.C. Holdings, Inc. Supplemental Combining Statement of Cash Flows (In thousands) Year Ended December 31, 2001

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in)
operating activities	$11,322	$101,428	$(19,271)	$(228)	$93,251

Net cash used in investing activities	(1,386)	(1,607)	(226)	--	(3,219)

Financing Activities
Net increase (reduction) in borrowings
from parent and subsidiaries	105,933	(100,261)	(5,672)	--	--
Lines of credit
Advances	1,841,000	--	25,183	--	1,866,183
Principal payments	(1,931,000)	--	--	--	(1,931,000)
Dividend payments	(6,684)	--	--	228	(6,456)
Stock repurchases	(3,845)	--	--	--	(3,845)
Proceeds from exercise of stock options	7,571	--	--	--	7,571

Net cash provided by (used in) financing
activities	12,975	(100,261)	19,511	228	(67,547)

Net increase (decrease) in cash and cash
equivalents	22,911	(440)	14	--	22,485
Cash and cash equivalents
Beginning of year	8,411	4,792	912	--	14,115

End of year	$31,322	$4,352	$926	$--	$36,600

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.  Controls and Procedures.

         (a)  Evaluation of disclosure controls and procedures  -  Management of MDC recognizes their responsibility for maintaining effective and efficient internal controls and disclosure controls (the controls and procedures by which the Company ensures that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”) is accurately processed, summarized and reported within the required time period). MDC has procedures in place for gathering the information that is needed to enable the Company to file required reports with the SEC. The Company has a group of officers who are responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC’s senior management, including its chief financial officer, general counsel, treasurer, and all homebuilding and mortgage lending presidents and vice presidents of finance.

        An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision, and with the participation, of the Company’s management, including the chief executive officer and the chief financial officer. This evaluation was performed within 90 days of filing this report on Form 10-K. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

         (b)   Changes in internal control over financial reporting  -  No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on or about April 26, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.

        We will provide to any shareholder without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our chief executive officer and senior financial officers and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com/About+Us/General+Information.htm. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our chief executive officer and senior financial officers if such disclosure is required.

              The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference, when filed from the Proxy Statement.

Item 11.  Executive Compensation.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 14.   Principal Accountant Fees and Services.

        Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       (a) (1)  Financial Statements.

        The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

      (a)  (2)  Financial Statement Schedules.

        All schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.

      (a)  (3)  Exhibits.

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Form of Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2(a) to the Company’s Form 8-K filed December 3, 2002). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of California, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Colorado, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Virginia, Inc., Richmond American

Homes of West Virginia, Inc., any Subsidiary (as defined in such Supplemental Indenture) of MDC that executes and delivers a guarantee of the Notes (as defined in such Supplemental Indenture), and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.4	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of California, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Colorado, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of West Virginia, Inc., any Subsidiary (as defined in such Supplemental Indenture) of MDC that executes and delivers a guarantee of the Notes (as defined in such Supplemental Indenture), and U.S. Bank National Association (including without limitation the form of 5 1/2% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 19,2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors.

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors.

10.1	Second Amended and Restated Credit Agreement dated as of July 30, 2002 among MDC as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated June 30, 2002). *

10.2	Form of Guaranty agreement dated as of July 30, 2002 by certain subsidiaries of MDC, including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF WEST VIRGINIA, INC., RICHMOND AMERICAN HOMES OF CALIFORNIA (INLAND EMPIRE), INC., RICHMOND AMERICAN HOMES OF UTAH, INC., RICHMOND AMERICAN HOMES OF TEXAS, INC., M.D.C. LAND CORPORATION, RICHMOND AMERICAN CONSTRUCTION, INC., RAH TEXAS HOLDINGS, LLC, and RAH OF TEXAS, LP (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q dated June 30, 2002). *

10.3	Form of Promissory Note of MDC as Maker dated as of July 30, 2002 payable to each of the Banks named in the Second Amended and Restated Credit Agreement dated as of

July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q dated June 30, 2002). *

10.4	Commitment and Acceptance dated as of December 5, 2002, among the Registrant, Bank One, NA, as Administrative Agent, and Guaranty Bank, SunTrust Bank and Citicorp North America, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.5	Form of Amended and Restated Promissory Note, dated December 5, 2002, payable to each of Guaranty Bank and SunTrust Bank (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.6	Form of Promissory Note, dated December 5, 2002, payable to Citicorp North America, Inc. (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.7	Consent of Guarantors, dated as of December 5, 2002 (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.8	Commitment and Acceptance dated as of January 8, 2003, among the Registrant, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.9	Form of Amended and Restated Promissory Note, dated January 8, 2003, payable to Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.10	Consent of Guarantors, dated as of January 8, 2003 (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.11	Supplemental Guaranty, Richmond American Homes of Florida, LP, dated as of September 29, 2003.

10.12	Supplemental Guaranty, Richmond American Homes of Delaware, Inc., Richmond American Homes of Illinois, Inc., Richmond American Homes of New Jersey, Inc. and Richmond American Homes of Pennsylvania, Inc., dated as of February 12, 2004.

10.13	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.14	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.15	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q dated March 31, 2003). *

10.17	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel (“Mizel”) and David D. Mandarich (“Mandarich”) dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.23	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 26, 2003). *

10.24	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 26, 2003). *

10.25	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998). *

10.26	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March 27, 1998). *

10.27	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998). *

10.28	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K dated December 31, 2000). *

10.29	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K dated December 31, 2002). *

10.30	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003

10.30	(incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.31	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated herein by reference. (b) Reports on Form 8-K during the fourth quarter of 2003:

(1)	Form 8-K (Items 12 and 9) dated October 2, 2003, reporting home orders, home closings and quarter-end backlog for the quarterly period ended September 30, 2003.

(2)	Form 8-K (Items 12 and 9) dated October 8, 2003, reporting 2003 third quarter earnings.

(3)	Form 8-K (Item 9) dated December 8, 2003, reporting a 39% increase in home orders for October and November.

(4)	Form 8-K (Item 9) dated December 9, 2003, reporting the offering of an additional $200 Million of its 51/2% Senior Notes.

(5)	Form 8-K (Items 5 and 7) dated December 16, 2003, reporting information in connection with the offering by the Registrant of an additional $200,000,000 of the Registrant's 51/2% Senior Notes due 2013 issued pursuant to the Indenture dated as of December 3, 2002 and Supplemental Indenture dated as of May 19, 2003.

(6)	Form 8-K (Item 9) dated December 17, 2003, reporting the completion of an additional $200 Million of its 51/2% Senior Notes offering.

(7)	Form 8-K (Items 12 and 9) dated January 5, 2004, reporting home orders, home closings and quarter-end backlog for the period ending December 31, 2003.

(8)	Form 8-K (Items 12 and 9) dated January 12, 2004, reporting fourth quarter and annual results for 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 19th day of February, 2004 on its behalf by the undersigned, thereunto duly authorized.

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

	Signature	Title	Date
/s/	LARRY A. MIZEL —————————— Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 19, 2004
/s/	DAVID D. MANDARICH —————————— David D. Mandarich	Director, President and Chief Operating Officer	February 19, 2004
/s/	STEVEN J. BORICK —————————— Steven J. Borick	Director	February 19, 2004
/s/	GILBERT GOLDSTEIN —————————— Gilbert Goldstein	Director	February 19, 2004
/s/	WILLIAM B. KEMPER —————————— William B. Kemper	Director	February 19, 2004
/s/	HERBERT T. BUCHWALD —————————— Herbert T. Buchwald	Director	February 19, 2004
/s/	DAVID E. BLACKFORD —————————— David E. Blackford	Director	February 19, 2004

(A Majority of the Board of Directors) 36

INDEX TO EXHIBITS

Exhibit Index	Description

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Form of Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2(a) to the Company’s Form 8-K filed December 3, 2002). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of California, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Colorado, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of West Virginia, Inc., any Subsidiary (as defined in such Supplemental Indenture) of MDC that executes and delivers a guarantee of the Notes (as defined in such Supplemental Indenture), and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.4	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, M.D.C. Land Corporation, RAH of Texas, LP, RAH Texas Holdings, LLC, Richmond American Construction, Inc., Richmond American Homes of Arizona, Inc., Richmond American Homes of California, Inc., Richmond American Homes of California (Inland Empire), Inc., Richmond American Homes of Colorado, Inc., Richmond American Homes of Maryland, Inc., Richmond American Homes of Nevada, Inc., Richmond American Homes of Texas, Inc., Richmond American Homes of Utah, Inc., Richmond American Homes of Virginia, Inc., Richmond American Homes of West Virginia, Inc., any Subsidiary (as defined in such Supplemental Indenture) of MDC that executes and delivers a guarantee of the Notes (as defined in such Supplemental Indenture), and U.S. Bank National Association (including without limitation the form of 5 1/2% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 19,2003). *

37

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors.

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors.

10.1	Second Amended and Restated Credit Agreement dated as of July 30, 2002 among MDC as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated June 30, 2002). *

10.2	Form of Guaranty agreement dated as of July 30, 2002 by certain subsidiaries of MDC, including RICHMOND AMERICAN HOMES OF CALIFORNIA, INC., RICHMOND AMERICAN HOMES OF MARYLAND, INC., RICHMOND AMERICAN HOMES OF NEVADA, INC., RICHMOND AMERICAN HOMES OF VIRGINIA, INC., RICHMOND AMERICAN HOMES OF ARIZONA, INC., RICHMOND AMERICAN HOMES OF COLORADO, INC., RICHMOND AMERICAN HOMES OF WEST VIRGINIA, INC., RICHMOND AMERICAN HOMES OF CALIFORNIA (INLAND EMPIRE), INC., RICHMOND AMERICAN HOMES OF UTAH, INC., RICHMOND AMERICAN HOMES OF TEXAS, INC., M.D.C. LAND CORPORATION, RICHMOND AMERICAN CONSTRUCTION, INC., RAH TEXAS HOLDINGS, LLC, and RAH OF TEXAS, LP (incorporated herein by reference to Exhibit 4.2 to the Company's Form 10-Q dated June 30, 2002). *

10.3	Form of Promissory Note of MDC as Maker dated as of July 30, 2002 payable to each of the Banks named in the Second Amended and Restated Credit Agreement dated as of July 30, 2002 among M.D.C. Holdings, Inc. as Borrower and The Banks Named therein and Bank One, NA as Administrative Agent, Washington Mutual Bank, FA as Syndication Agent, KeyBank National Association as Documentation Agent, and BNP Paribas, Guaranty Bank and Wachovia Bank, N.A. as Co-Agents (incorporated herein by reference to Exhibit 4.3 to the Company's Form 10-Q dated June 30, 2002). *

10.4	Commitment and Acceptance dated as of December 5, 2002, among the Registrant, Bank One, NA, as Administrative Agent, and Guaranty Bank, SunTrust Bank and Citicorp North America, Inc. (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

38

10.5	Form of Amended and Restated Promissory Note, dated December 5, 2002, payable to each of Guaranty Bank and SunTrust Bank (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.6	Form of Promissory Note, dated December 5, 2002, payable to Citicorp North America, Inc. (incorporated herein by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.7	Consent of Guarantors, dated as of December 5, 2002 (incorporated herein by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.8	Commitment and Acceptance dated as of January 8, 2003, among the Registrant, Bank One, NA, as Administrative Agent, and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 4.10 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.9	Form of Amended and Restated Promissory Note, dated January 8, 2003, payable to Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.10	Consent of Guarantors, dated as of January 8, 2003 (incorporated herein by reference to Exhibit 4.12 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.11	Supplemental Guaranty, Richmond American Homes of Florida, LP, dated as of September 29, 2003.

10.12	Supplemental Guaranty, Richmond American Homes of Delaware, Inc., Richmond American Homes of Illinois, Inc., Richmond American Homes of New Jersey, Inc. and Richmond American Homes of Pennsylvania, Inc., dated as of February 12, 2004.

10.13	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.14	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.15	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q dated March 31, 2003). *

10.17	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company's Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

39

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel (“Mizel”) and David D. Mandarich (“Mandarich”) dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.23	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 26, 2003). *

10.24	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 26, 2003). *

10.25	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated March 27, 1998). *

10.26	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K dated March 27, 1998). *

10.27	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K dated March 27, 1998). *

10.28	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2001 (incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K dated December 31, 2000). *

10.29	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K dated December 31, 2002). *

10.30	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.31	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

40

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

41