Form 10-Q
period 2004-03-31
MDC HOLDINGS INC
filed 2004-05-07
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0622967 (I.R.S. employer identification no.)

3600 South Yosemite Street, Suite 900 Denver, Colorado (Address of principal executive offices)	80237 (Zip code)

(303) 773-1100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of April 30, 2004, 32,614,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

Page
No.
PART I. FINANCIAL INFORMATION:
Item 1. Consolidated Financial Statements:
Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003	1
Statements of Income (Unaudited) for the three months ended March 31, 2004 and 2003	3
Statements of Cash Flows (Unaudited) for the three months ended March 31, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION:
Item 1. Legal Proceedings	30
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits and Reports on Form 8-K	32
SIGNATURES	33
First Amend. to Stock Option Plan - Non-Employee
Ratio of Earnings to Fixed Charges Schedule
Certification of CEO, Pursuant to Section 302
Certification of CFO, Pursuant to Section 302
Certification of CEO, Pursuant to Section 906
Certification of CFO, Pursuant to Section 906

 (i)

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$84,428	$163,133
Property and equipment, net	10,533	10,152
Deferred income taxes	34,179	32,096
Deferred debt issue costs, net	4,147	4,232
Other assets, net	6,094	7,460

	139,381	217,073

Homebuilding
Cash and cash equivalents	13,567	8,246
Home sales and other accounts receivable	21,921	8,394
Inventories, net
Housing completed or under construction	794,943	732,744
Land and land under development	847,282	763,569
Land under option contract, not owned	10,990	—
Prepaid expenses and other assets, net	97,746	88,419

	1,786,449	1,601,372

Financial Services
Cash and cash equivalents	1,084	2,186
Mortgage loans held in inventory	101,817	140,040
Other assets, net	8,477	9,129

	111,378	151,355

Total Assets	$2,037,208	$1,969,800

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued expenses	$64,755	$72,212
Income taxes payable	50,493	25,011
Senior notes, net	497,748	497,700

	612,996	594,923

Homebuilding
Accounts payable and accrued expenses	265,968	259,294
Obligations related to land under option contract, not owned	10,890	—
Line of credit	—	—
Notes payable	—	2,479

	276,858	261,773

Financial Services
Accounts payable and accrued expenses	16,126	17,944
Line of credit	52,612	79,240

	68,738	97,184

Total Liabilities	958,592	953,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,604,000 and 35,570,000 shares issued, respectively, at March 31, 2004 and December 31, 2003	326	326
Additional paid-in capital	634,636	484,150
Retained earnings	445,289	582,927
Unearned restricted stock	(1,356)	(1,169)
Accumulated other comprehensive loss	(279)	(9)

	1,078,616	1,066,225
Less treasury stock, at cost; 3,082,000 shares at December 31, 2003	—	(50,305)

Total Stockholders’ Equity	1,078,616	1,015,920

Total Liabilities and Stockholders’ Equity	$2,037,208	$1,969,800

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
REVENUES
Homebuilding	$748,864	$554,912
Financial Services	14,448	14,513
Corporate	292	217

Total Revenues	763,604	569,642

COSTS AND EXPENSES
Homebuilding	635,419	490,454
Financial Services	9,791	6,946
Corporate general and administrative	18,576	11,476

Total Costs and Expenses	663,786	508,876

Income before income taxes	99,818	60,766
Provision for income taxes	(38,917)	(23,729)

NET INCOME	$60,901	$37,037

EARNINGS PER SHARE
Basic	$1.87	$1.16

Diluted	$1.79	$1.12

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	32,543	31,895

Diluted	34,063	32,925

DIVIDENDS DECLARED PER SHARE	$.114	$.066

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$60,901	$37,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	8,930	7,028
Deferred income taxes	(2,083)	994
Net changes in assets and liabilities
Home sales and other accounts receivable	(13,527)	(20,073)
Homebuilding inventories	(148,391)	(43,057)
Prepaid expenses and other assets	(15,270)	(9,246)
Mortgage loans held in inventory	38,223	74,047
Accounts payable and accrued expenses	27,285	(11,210)
Other, net	712	(885)

Net cash provided by (used in) operating activities	(43,220)	34,635

INVESTING ACTIVITIES
Net purchase of property and equipment	(2,299)	(1,565)

FINANCING ACTIVITIES
Lines of credit
Advances	3,500	608,800
Principal payments	(30,128)	(584,322)
Dividend payments	(3,851)	(2,120)
Stock repurchases	—	(26,731)
Proceeds from exercise of stock options	1,512	434

Net cash used in financing activities	(28,967)	(3,939)

Net increase (decrease) in cash and cash equivalents	(74,486)	29,131
Cash and cash equivalents
Beginning of period	173,565	28,942

End of period	$99,079	$58,073

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

A. Presentation of Financial Statements

     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2004 and for all of the periods presented. These statements should be read in conjunction with MDC’s financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003. Certain reclassifications have been made in the 2003 financial statements to conform to the classifications used in the current year.

     The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income are not necessarily indicative of the results to be expected for the full year.

B. Earnings Per Share

     The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Prior period earnings per share and weighted-average shares outstanding have been restated to reflect the effect of a 10% stock dividend declared on February 23, 2004.

	Three Months
	Ended March 31,
	2004	2003
Basic Earnings Per Share
Net income	$60,901	$37,037

Basic weighted-average shares outstanding	32,543	31,895

Per share amounts	$1.87	$1.16

Diluted Earnings Per Share
Net income	$60,901	$37,037

Basic weighted-average shares outstanding	32,543	31,895
Stock options, net	1,520	1,030

Diluted weighted-average shares outstanding	34,063	32,925

Per share amounts	$1.79	$1.12

C. Stockholders’ Equity

     Stock Dividend — On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods affected to reflect the effect of this stock dividend.

     Stock-Based Compensation — The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three months ended March 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three month period ended March 31, 2004 and 2003 (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2004	2003
Net income, as reported	$60,901	$37,037
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(1,291)	(1,535)

Pro forma net income	$59,610	$35,502

Earnings per share
Basic as reported	$1.87	$1.16

Basic pro forma	$1.83	$1.11

Diluted as reported	$1.79	$1.12

Diluted pro forma	$1.75	$1.08

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

Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months
	Ended March 31,
	2004	2003
Total Interest Incurred
Corporate and homebuilding	$7,366	$7,052
Financial services	383	570

Total interest incurred	$7,749	$7,622

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$20,043	$17,783
Interest incurred	7,366	7,052
Interest expense	—	—
Previously capitalized interest included in cost of sales	(6,362)	(4,803)

Interest capitalized in homebuilding inventory, end of period	$21,047	$20,032

Financial Services Net Interest Income
Interest income	$1,313	$1,578
Interest expense	(383)	(570)

Net interest income	$930	$1,008

E. Warranty Reserves

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets, and totaled $52,966,000 and $51,068,000, respectively, at March 31, 2004 and December 31, 2003. Warranty expense was $9,007,000 and $8,045,000 for the three months ended March 31, 2004 and 2003, respectively. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 200% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the three months ended March 31, 2004 is shown below (in thousands).

Warranty reserve balance at December 31, 2003	$51,068
Warranty expense provision	9,007
Warranty cash payments, net	(7,109)

Warranty reserve balance at March 31, 2004	$52,966

F. Information on Business Segments

     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months
	Ended March 31,
	2004	2003
Homebuilding
Revenues
Home sales	$746,429	$553,575
Land sales	—	123
Other revenues	2,435	1,214

Total Homebuilding Revenues	748,864	554,912

Home cost of sales	551,024	427,602
Land cost of sales	—	87
Marketing expenses	43,168	33,600
General and administrative expenses	41,227	29,165

Homebuilding Expenses	635,419	490,454

Homebuilding Operating Profit	113,445	64,458

Financial Services
Revenues
Net interest income	930	1,008
Origination fees	5,264	4,660
Gains on sales of mortgage servicing	616	834
Gains on sales of mortgage loans, net	6,777	7,342
Mortgage servicing and other	861	669

Total Financial Services Revenues	14,448	14,513
General and administrative expenses	9,791	6,946

Financial Services Operating Profit	4,657	7,567

Total Operating Profit	118,102	72,025

Corporate
Interest and other revenues	292	217
General and administrative expenses	(18,576)	(11,476)

Net Corporate Expenses	(18,284)	(11,259)

Income Before Income Taxes	$99,818	$60,766

G. Commitments and Contingencies

     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At March 31, 2004, MDC had outstanding approximately $241,176,000 and $46,504,000 of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

H. Lines of Credit and Total Debt Obligations

     Lines of Credit – The Company has an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations (the “Homebuilding Line”). As of April 8, 2004, the Company renewed the Homebuilding Line, increasing the aggregate commitment amount from $600,000,000 to $700,000,000, increasing the maximum amount available to $850,000,000 upon the Company’s request, subject to receipt of additional commitments from existing or additional participating lenders, and extending the maturity date to April 7, 2009. Pursuant to the terms of the Homebuilding Line, a term-out of the credit facility may commence prior to April 7, 2009 under certain circumstances. At March 31, 2004, the Company had no borrowings and $36,474,000 in letters of credit outstanding under the Homebuilding Line.

     At March 31, 2004, the Company’s mortgage lending bank line of credit (the “Mortgage Line”) had a borrowing limit of $175,000,000. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2004, $52,612,000 was borrowed and an additional $29,576,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     The Company’s debt obligations as of March 31, 2004 and December 31, 2003 are as follows (in thousands):

	March 31,	December 31,
	2004	2003
7% Senior Notes due 2012	$148,595	$148,565
5 ½% Senior Notes due 2013	349,153	349,135

Total Senior Notes	497,748	497,700
Homebuilding Line	—	—
Notes payable	—	2,479

Total Corporate and Homebuilding Debt	497,748	500,179
Mortgage Line	52,612	79,240

Total Debt	$550,360	$579,419

I. Consolidation of Variable Interest Entities

     In January 2003, the FASB issued its Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). A variable interest entity (“VIE”) is an entity that has (1) an insufficient amount of equity to absorb the entity’s expected losses; or (2) equity owners as a group that are not able to make decisions about the entity’s activities, do not have the obligation to absorb the entity’s expected losses or do not have the right to receive the entity’s expected residual returns. FIN 46 requires the consolidation of a VIE when the Company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 applies to all VIEs effective this reporting period.

     In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. Our liability with respect to option contracts generally is limited to forfeiture of the related non-refundable deposits or letters of credit, which totaled $30,048,000 at March 31, 2004. Pursuant to FIN 46, certain of these contracts are a variable interest for MDC in the entity with which the option purchase contract was entered “Land Seller VIE”. As of March 31, 2004, we have evaluated all outstanding lot option purchase contracts to which MDC is a party. Through this evaluation, we have requested financial information from the Land Seller VIEs, assessed the market conditions where we have contracted with the Land Seller VIEs, and evaluated whether we retain the risk of loss from the Land Seller VIE’s activities or are entitled to receive a majority of the Land Seller VIE’s residual returns, or both.

     Based on this evaluation, we have consolidated one Land Seller VIE from which the Company is purchasing undeveloped residential lots under an option contract in Nevada. This contract became effective in February 2004 and is structured as a bulk takedown that is scheduled to close in June 2004. Despite the relatively short duration of this contract, the consolidation of this VIE was driven by the recent extraordinary market conditions in Las Vegas, and the Company concluded that MDC retained the majority of the residual returns. Due to the limitation on our ability to obtain financial information from the Land Seller VIE, we have reflected the consolidation of this VIE as $10,990,000 in land under option contract, not owned (representing the estimated fair value of the land subject to the option purchase contract) and $10,890,000 in obligations related to land under option contract, not owned in our consolidated balance sheet at March 31, 2004. The Company’s non-refundable cash deposit related to this land option contract is $100,000.

J. Supplemental Guarantor Information

     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).

•	M.D.C. Land Corporation

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	Richmond American Homes of California (Inland Empire), Inc.

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Florida, LP.

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.

     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance Agency, Inc.

•	American Home Title and Escrow Company

•	HomeAmerican Mortgage Corporation

•	Lion Insurance Company

•	StarAmerican Insurance Ltd.

     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
March 31, 2004
(In thousands)
(Unaudited)

				Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$84,428	$—	$—	$—	$84,428
Investments in and advances to parent and subsidiaries	232,086	261	(7,095)	(225,252)	—
Other assets	56,278	100	(1,425)	—	54,953

	372,792	361	(8,520)	(225,252)	139,381

Homebuilding
Cash and cash equivalents	—	11,485	2,082	—	13,567
Home sales and other accounts receivable	—	24,661	571	(3,311)	21,921
Inventories, net
Housing completed or under construction	—	794,943	—	—	794,943
Land and land under development	—	847,282	—	—	847,282
Land under option contract, not owned		10,990	—	—	10,990
Other assets	—	74,195	23,551	—	97,746

	—	1,763,556	26,204	(3,311)	1,786,449

Financial Services	—	—	111,378	—	111,378

Total Assets	$372,792	$1,763,917	$129,062	$(228,563)	$2,037,208

LIABILITIES
Corporate
Accounts payable and accrued expenses	$64,750	$207	$48	$(250)	$64,755
Advances and notes payable - parent and subsidiaries	(1,280,258)	1,264,425	15,833	—	—
Income taxes payable	12,878	35,403	2,212	—	50,493
Senior notes, net	497,748	—	—	—	497,748

	(704,882)	1,300,035	18,093	(250)	612,996

Homebuilding
Accounts payable and accrued expenses	—	256,147	9,821	—	265,968
Obligations related to land under option contract, not owned	—	10,890	—	—	10,890
Line of credit	—	—	—	—	—

	—	267,037	9,821	—	276,858

Financial Services	—	—	71,769	(3,031)	68,738

Total Liabilities	(704,882)	1,567,072	99,683	(3,281)	958,592

STOCKHOLDERS’ EQUITY	1,077,674	196,845	29,379	(225,282)	1,078,616

Total Liabilities and Stockholders’ Equity	$372,792	$1,763,917	$129,062	$(228,563)	$2,037,208

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$163,133	$—	$—	$—	$163,133
Investments in and advances to parent and subsidiaries	377,353	1,112	(18,537)	(359,928)	—
Other assets	55,866	22	(1,948)	—	53,940

	596,352	1,134	(20,485)	(359,928)	217,073

Homebuilding
Cash and cash equivalents	—	6,335	1,911	—	8,246
Home sales and other accounts receivable	—	12,538	503	(4,647)	8,394
Inventories, net
Housing completed or under construction	—	732,744	—	—	732,744
Land and land under development	—	763,569	—	—	763,569
Other assets	—	65,876	22,543	—	88,419

	—	1,581,062	24,957	(4,647)	1,601,372

Financial services	—	—	151,355	—	151,355

Total Assets	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

LIABILITIES
Corporate
Accounts payable and accrued expenses	$72,344	$70	$48	$(250)	$72,212
Advances and notes payable – parent and subsidiaries	(885,966)	871,875	14,091	—	—
Income taxes payable	(101,816)	122,787	4,040	—	25,011
Senior notes, net	497,700	—	—	—	497,700

	(417,738)	994,732	18,179	(250)	594,923

Homebuilding
Accounts payable and accrued expenses	—	251,275	8,019	—	259,294
Line of credit	—	—	—	—	—
Notes payable	—	2,479	—	—	2,479

	—	253,754	8,019	—	261,773

Financial services	—	—	101,593	(4,409)	97,184

Total Liabilities	(417,738)	1,248,486	127,791	(4,659)	953,880

STOCKHOLDERS’ EQUITY	1,014,090	333,710	28,036	(359,916)	1,015,920

Total Liabilities and Stockholders’ Equity	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)
Three Months Ended March 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$747,610	$1,385	$(131)	$748,864
Financial Services	—	—	14,448	—	14,448
Corporate	286	—	6	—	292
Equity in earnings of subsidiaries	59,140	—	—	(59,140)	—

Total Revenues	59,426	747,610	15,839	(59,271)	763,604

COSTS AND EXPENSES
Homebuilding	203	657,360	(233)	(21,911)	635,419
Financial Services	—	—	9,791	—	9,791
Corporate general and administrative	18,576	—	—	—	18,576
Corporate and homebuilding interest	(21,911)	—	—	21,911	—

Total Costs and Expenses	(3,132)	657,360	9,558	—	663,786

Income before income taxes	62,558	90,250	6,281	(59,271)	99,818
Provision for income taxes	(1,032)	(35,403)	(2,482)	—	(38,917)

NET INCOME	$61,526	$54,847	$3,799	$(59,271)	$60,901

Three Months Ended March 31, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$554,232	$756	$(76)	$554,912
Financial Services	—	—	14,513	—	14,513
Corporate	207	—	10	—	217
Equity in earnings of subsidiaries	32,748	—	—	(32,748)	—

Total Revenues	32,955	554,232	15,279	(32,824)	569,642

COSTS AND EXPENSES
Homebuilding	(35)	509,324	45	(18,880)	490,454
Financial Services	—	—	6,946	—	6,946
Corporate general and administrative	11,476	—	—	—	11,476
Corporate and homebuilding interest	(18,880)	—	—	18,880	—

Total Costs and Expenses	(7,439)	509,324	6,991	—	508,876

Income before income taxes	40,394	44,908	8,288	(32,824)	60,766
Provision for income taxes	(2,765)	(17,749)	(3,215)	—	(23,729)

NET INCOME	$37,629	$27,159	$5,073	$(32,824)	$37,037

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
(Unaudited)
Three Months Ended March 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$114,803	$(195,467)	$37,575	$(131)	$(43,220)
Net cash used in investing activities	(1,316)	(889)	(94)	—	(2,299)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(189,722)	201,506	(11,784)	—	—
Lines of credit
Advances	3,500	—	—	—	3,500
Principal payments	(3,500)	—	(26,628)	—	(30,128)
Dividend payments	(3,982)	—	—	131	(3,851)
Proceeds from exercise of stock options	1,512	—	—	—	1,512

Net cash provided by (used in) financing activities	(192,192)	201,506	(38,412)	131	(28,967)

Net increase (decrease) in cash and cash equivalents	(78,705)	5,150	(931)	—	(74,486)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$84,428	$11,485	$3,166	$—	$99,079

Three Months Ended March 31, 2003

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$3,100	$(51,776)	$83,387	$(76)	$34,635
Net cash used in investing activities	(510)	(781)	(274)	—	(1,565)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(35,429)	52,812	(17,383)	—	—
Lines of credit
Advances	608,800	—	—	—	608,800
Principal payments	(518,800)	—	(65,522)	—	(584,322)
Dividend payments	(2,196)	—	—	76	(2,120)
Stock repurchases	(26,731)	—	—	—	(26,731)
Proceeds from exercise of stock options	434	—	—	—	434

Net cash provided by (used in) financing activities	26,078	52,812	(82,905)	76	(3,939)

Net increase in cash and cash equivalents	28,668	255	208	—	29,131
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	—	28,942

End of year	$51,832	$4,426	$1,815	$—	$58,073

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q. The “Company” or “MDC” includes our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance, which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland and Colorado.

RESULTS OF OPERATIONS

Overview.

     We achieved record first quarter home closings, revenues, net income and earnings per share in 2004. Aided by low mortgage interest rates and the strong demand for new homes in most of our markets, our first quarter home orders and quarter-end backlog increased 32% and 34%, respectively, over 2003. We recently have experienced unprecedented demand for new homes in the Las Vegas market. As the third-largest homebuilder in this market, we believe that we are well-positioned to take advantage of these positive market conditions, with 20 active communities and 5,880 residential lots under our control at March 31, 2004. However, we are not able to predict whether this level of demand is sustainable. Therefore, consistent with our strategy in all our markets, we have maintained our discipline with respect to buying land in Las Vegas, controlling approximately a two-year supply of lots and limiting our duration of lots in any given subdivision to two years or less.

     Our financial position continued to strengthen throughout the first quarter of 2004. Our stockholders’ equity at March 31, 2004 increased by 32% year-over-year to $1,078,616,000, or $33.08 per outstanding share, and we lowered our March 31, 2004 ratio of debt-to-capital, net of cash, to 0.27. In addition, we ended the quarter with $680,957,000 in unrestricted cash and available borrowing capacity, which can be used to fund our growth. Our liquidity was further enhanced during April 2004 with the extension of the term of our Homebuilding Line to April 2009 and the increase in our borrowing capacity to $700,000,000, with the ability to further expand to $850,000,000 with lender approval.

Consolidated Results.

     The following discussion for both consolidated results of operations and segment results refers to the three-months ended March 31, 2004, compared with the same period in 2003.

The table below summarizes our results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of a 10% stock dividend declared on February 23, 2004.

	Three Months
	Ended March 31,		Change
	2004	2003	Amount	%
Revenues	$763,604	$569,642	$193,962	34%
Income Before Income Taxes	$99,818	$60,766	$39,052	64%
Net Income	$60,901	$37,037	$23,864	64%
Earnings Per Share:
Basic	$1.87	$1.16	$0.71	61%
Diluted	$1.79	$1.12	$0.67	60%

     The increase in revenues for the first quarter of 2004 primarily was due to higher homebuilding revenues resulting from an increase in home closings to 2,910 in 2004, compared with 2,100 in 2003, partially offset by a $7,100 decrease in the average selling price of our homes.

     The increase in income before income taxes reflects increased first quarter operating profits from our homebuilding segment, partially offset by lower operating profits from our financial services segment and higher corporate general and administrative expenses. The increase in homebuilding segment profits primarily resulted from the higher home closings described above and an increase in Home Gross Margins (as defined below) of 340 basis points. Financial services segment profits decreased primarily due to lower gains on sales of mortgage loans and servicing release premiums and higher general and administrative expenses arising in connection with HomeAmerican’s expanded loan origination activity.

Homebuilding Segment

     The tables below set forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2004	2003	Amount	%
Home Sales Revenues	$746,429	$553,575	$192,854	35%
Operating Profit	$113,445	$64,458	$48,987	76%
Average Selling Price Per Home Closed	$256.5	$263.6	$(7.1)	-3%
Home Gross Margins	26.2%	22.8%	3.4%	15%
Home Gross Margins, Excluding Interest	27.0%	23.7%	3.3%	14%
Orders For Homes, net (units)
Arizona	910	924	(14)	-2%
California	826	530	296	56%
Colorado	691	671	20	3%
Florida	109	—	109	—
Maryland	124	111	13	12%
Nevada	1,030	583	447	77%
Texas	271	50	221	442%
Utah	176	93	83	89%
Virginia	292	403	(111)	-28%

Total	4,429	3,365	1,064	32%

Homes Closed (units)
Arizona	870	571	299	52%
California	476	428	48	11%
Colorado	478	609	(131)	-22%
Florida	71	—	71	—
Maryland	70	67	3	4%
Nevada	568	273	295	108%
Texas	70	10	60	600%
Utah	104	40	64	160%
Virginia	203	102	101	99%

Total	2,910	2,100	810	39%

	March 31,	December 31,	March 31,
	2004	2003	2003
Backlog (units)
Arizona	1,373	1,333	1,429
California	1,469	1,119	1,024
Colorado	947	734	1,019
Florida	142	104	—
Maryland	323	269	232
Nevada	1,348	886	660
Texas	344	143	56
Utah	223	151	103
Virginia	943	854	777

Total	7,112	5,593	5,300

Backlog Estimated Sales Value	$2,080,000	$1,600,000	$1,400,000

Average Sales Price in Backlog	$292.5	$286.1	$264.2

Active Subdivisions
Arizona	42	38	46
California	25	26	22
Colorado	55	49	62
Florida	11	9	—
Maryland	10	9	8
Nevada	20	17	23
Texas	20	11	4
Utah	14	11	7
Virginia	28	28	32

Total	225	198	204

Average for the quarter	207	200	192

     Home Sales Revenues - The increase in home sales revenues was the result of increased home closings, as discussed below, for the three months ended March 31, 2004, compared with the same period in 2003, partially offset by a decrease in average selling price discussed below.

     Homes Closed - Home closings were higher in the first quarter of 2004, compared with the same period in 2003, in all of our markets except Colorado. Home closings increased significantly in Nevada, Arizona and Virginia, primarily due to higher year-over-year Backlogs (as defined below) at the beginning of the 2004 first quarter resulting from the strong demand for new homes in each of these markets. In addition, we closed a combined 245 homes in the first quarter of 2004 in Utah, Texas and Florida, new markets in which a total of only 50 homes were closed during the comparable period in 2003. We closed fewer homes in Colorado, primarily due to fewer active subdivisions and the more challenging economic conditions experienced in this market.

     Average Selling Price Per Home Closed - The $7,100 decrease in average selling price primarily was attributable to closing a higher percentage of homes in Nevada, Arizona, Texas, Utah and Florida, where the average home selling price is below the Company average. In addition, in California, we closed more homes in lower-priced subdivisions. The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended March 31,
	2004	2003
Average Selling Price
Arizona	$191.0	$175.8
California	386.9	399.9
Colorado	261.5	264.8
Florida	170.6	—
Maryland	419.5	369.0
Nevada	206.6	186.6
Texas	161.6	150.7
Utah	174.4	172.1
Virginia	408.2	359.9
Total	256.5	263.6

     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the first quarter of 2004, compared with the same period in 2003, primarily due to our ability to increase selling prices in many of our markets, and our closing a number of homes with significantly higher margins than average in Virginia, California and Arizona subdivisions that are in process of closing out. Nevada has experienced extraordinary demand for new homes recently, creating opportunities to significantly increase selling prices in all of our price points in this market. Additionally, corporate initiatives directed at reducing construction costs, as well as reductions in previous estimates to complete land development and construction in certain markets, contributed to increased Home Gross Margins. These increases to Home Gross Margins partially were offset by the impact of a greater number of homes closed in the 2004 first quarter in Utah, Texas and Florida, where Home Gross Margins were lower than the Company average.

     Future Home Gross Margins may be impacted adversely by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials (lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; and (5) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog - Home orders during the quarter ended March 31, 2004 particularly were strong in Nevada and California (up 77% and 56%, respectively), primarily due to the continued strong demand for new homes in these markets. Colorado also showed improvement, with home orders increasing 25% on a same-store basis in the first quarter of 2004, compared with the same period in 2003. Additionally, the Company received a combined 556 home orders in the first quarter of 2004 from its new markets in Utah, Texas and Florida, compared with 143 home orders in the 2003 first quarter. Home orders were lower in Virginia for the quarter, primarily due to our decision to limit temporarily our release of new homes for sale in this market. The decision was made in an effort to reduce our growing backlog of homes sold but not started that resulted from a combination of strong home orders in prior quarters, weather-related land development and home construction delays, and volume-related delays by municipalities in issuing building permits.

     Record home orders received during the 2004 first quarter contributed to the 34% increase in homes under contract but not yet delivered (“Backlog”) at March 31, 2004 to 7,112 units with an estimated sales value of $2,080,000,000, compared with the Backlog of 5,300 units with an estimated sales value of $1,400,000,000 at March 31, 2003. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its March 31, 2004 Backlog to close under existing sales contracts during 2004. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $43,168,000 for the quarter ended March 31, 2004, compared with $33,600,000 for the comparable period in 2003. The increase in 2004 primarily was due to (1) an increase of $5,490,000 in sales commissions resulting from the Company’s increased home sales revenues; (2) an increase of $2,790,000 for product advertising and deferred marketing amortization, primarily as a result of the increased number of active subdivisions and greater home closings; and (3) an increase of $1,060,000 for salaries and benefits attributable to the Company’s expanding homebuilding operations in new and existing markets.

     General and Administrative - General and administrative expenses increased to $41,227,000 during the first quarter of 2004, compared with $29,165,000 for the same period in 2003, primarily due to increases in compensation, related benefits and other costs associated with expanded operations in many of our markets, most notably California, Nevada and Virginia, and in our new markets in Florida and Texas.

     Title Operations - American Home Title provides title agency services to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $826,000 for the quarter ended March 31, 2004, compared with $459,000 for the same period in 2003.

Land Inventory

     The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total non-refundable option deposits (dollars in thousands).

	March 31,	December 31,
	2004	2003	March 31, 2003
Colorado	$115,843	$105,223	$139,499
California	251,826	239,714	142,516
Nevada	161,853	129,554	110,982
Arizona	117,399	89,950	88,459
Utah	32,832	22,548	13,083
Texas	18,765	16,420	5,773
Virginia	81,363	94,561	111,756
Maryland	48,984	53,483	31,630
Florida	11,162	12,116	—
Illinois	7,255	—	—

Total	$847,282	$763,569	$643,698

Total Lots Owned (excluding lots in work-in-process)	18,692	16,351	16,054
Total Lots Controlled Under Option	13,272	12,251	6,813

Total Lots Owned and Controlled (excluding lots in work-in-process)	31,964	28,602	22,867

Non-refundable Option Deposits
Cash	$18,921	$17,089	$16,172
Letters of Credit	11,127	8,225	8,497

Total Non-refundable Option Deposits	$30,048	$25,314	$24,669

Financial Services Segment

     The table below sets forth information relating to the operations of HomeAmerican and American Home Insurance (dollars in thousands).

	Three Months
	Ended March 31,		Change
	2004	2003	Amount	%
Mortgage loan origination fees	$5,264	$4,660	$604	13%
Gains on sales of mortgage servicing, net	$616	$834	$(218)	-26%
Gains on sales of mortgage loans, net	$6,777	$7,342	$(565)	-8%
General and administrative	$9,791	$6,946	$2,845	41%
Operating Profit	$4,657	$7,567	$(2,910)	-38%
Principal amount of loan originations
MDC homebuyers	$340,553	$315,022	$25,531	8%
Spot	714	3,749	(3,035)	-81%

Total	$341,267	$318,771	$22,496	7%

Principal amount of loans brokered
MDC homebuyers	$158,298	$45,325	$112,973	249%
Spot	531	538	(7)	-1%

Total	$158,829	$45,863	$112,966	246%

Total principal amount of loans originated and brokered	$500,096	$364,634	$135,462	37%

Capture Rate	56%	71%

Including brokered loans	78%	81%

     The total principal amount of originated and brokered loans increased 37% in the first quarter of 2004, compared with the same period in 2003. This improvement primarily was due to the increase in homes closed by the homebuilding segment. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the first quarter of 2004. Mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings (“Capture Rate”) was 56% for the first quarter of 2004, compared with 71% for the same period in 2003. This decline in the Capture Rate primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from a significant decline in refinancing activity in the marketplace. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. The Capture Rate including brokered loans was 78% for the first quarter of 2004, compared with 81% for the same period in 2003.

     Financial services operating profit for the first quarter of 2004 decreased, compared with the same period in 2003, primarily due to an increase in general and administrative expenses resulting from HomeAmerican’s increased volume of home closings, and a reduction in gains on sales of mortgage loans resulting from the more competitive pricing environment for mortgage loans. This competitive environment contributed to originating a higher percentage of less-valuable adjustable rate mortgage loans in the first quarter of 2004, as well as brokering a higher percentage of total loans processed in the quarter to third party mortgage companies, for which no gains on sales are realized.

     Forward Sales Commitments - HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its mortgage loans held in inventory and its rate-locked commitments to originate loans in the pipeline. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. However, for the periods presented, this volatility was not material.

     Insurance Operations - American Home Insurance provides homeowners, auto and other types of casualty insurance in each of our markets. The results of its operations were not material for any of the periods presented.

Other Operating Results

     Interest Expense - We capitalize interest incurred on our corporate and homebuilding debt during the period of active development and through the completion of construction of our homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F to our Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to our Consolidated Financial Statements.

     Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $18,576,000 during the first quarter of 2004, compared with $11,476,000 for the same period in 2003. The increases in 2004 primarily were due to greater compensation-related costs principally resulting from our higher profitability, increased compensation and other expenses for information technology, and a $1,000,000 charitable contribution to the M.D.C. Holdings, Inc. Charitable Foundation in the first quarter of 2004.

     Income Taxes - Our overall effective income tax rate of 39% for the first quarter of 2004 and 2003 differed from the federal statutory rate of 35%, primarily due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have an effective registration statement allowing us to issue equity, debt or hybrid securities up to $550,000,000.

Capital Resources

     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012 (the “7% Senior Notes”), 5 1/2% senior notes due 2013 (the “5 1/2% Senior Notes”) and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit

(the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Other

     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. At March 31, 2004, lender commitments under the Homebuilding Line totaled $600,000,000. On April 8, 2004, we renewed the Homebuilding Line, increasing the aggregate commitment amount to $700,000,000 and extending the maturity date to April 7, 2009. In addition, the facility’s provision for letters of credit was increased to an available aggregate amount of $350,000,000. The facility permits an increase in the maximum commitment amount to $850,000,000 upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At March 31, 2004, there were no borrowings and $36,797,000 in letters of credit outstanding under the Homebuilding Line.

     Mortgage Lending - Our Mortgage Line has a borrowing limit of $175,000,000 with terms that allow for increases of up to $50,000,000 in the borrowing limit to a maximum of $225,000,000, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2004, $52,612,000 was borrowed and an additional $29,576,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     General - The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants. The agreements for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003 and in the Current Report on Form 8-K dated April 12, 2004.

     The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $776,018,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy the financial covenant tests may result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $485,011,000; (2) 50% of the quarterly consolidated net income of “borrower” and the “guarantors” earned after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy this covenant may result in a termination of the facility.

     Our senior notes are not secured and the senior notes indentures do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Programs

     On March 24, 2003, our board of directors authorized the repurchase of an additional 1,350,000 shares of common stock, bringing the total authorization to 4,350,000 shares. There were no stock repurchases made during the quarter ended March 31, 2004. We have 1,769,600 shares available to be repurchased as of March 31, 2004 under the current program.

Consolidated Cash Flow

     During the first quarter of 2004, we used $43,220,000 of cash for operating activities. Cash provided by net income before depreciation and amortization, the sale of mortgage loans and an increase in accounts payable and accrued expenses was more than offset by cash used to build net homebuilding assets in support of our expanding homebuilding activities. Additionally, we made net principal payments of $26,628,000 on our lines of credit and paid dividends of $3,851,000.

     During the first quarter of 2003, we generated cash of $34,635,000 from our operating activities, as net income during the period and the sale of mortgage loans provided cash that more than offset increases in net homebuilding assets in conjunction with our expanded homebuilding operations. The net cash provided by operating activities and an increase in our lines of credit provided for the repurchase of MDC common stock for $26,731,000 and the payment of $2,120,000 in dividends and resulted in an increase in cash and cash equivalents on hand by $29,131,000.

Off-Balance Sheet Arrangements

     Our off-balance sheet arrangements have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K.

Contractual Obligations

     Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also would increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

     The volatility of interest rates could have an adverse effect on our future operations and liquidity. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans held in inventory and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. An increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing.

     Our business also is affected significantly by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Las Vegas has reached unprecedented levels since the beginning of the year. This extraordinary demand has resulted in a substantial increase in new home sales and has driven the market’s median home price to $225,800 at March 31, 2004, compared with $187,500 at March 31, 2003, according to a publication from Home Builders Research, Inc. Our average home selling price in Las Vegas, along with our Home Gross Margins, also have increased in the first quarter of 2004, compared with the same period in 2003, without a substantial change in product mix.

     We have increased our market share in Las Vegas to become the third-largest homebuilder in that market. As a result, we are well-positioned to take advantage of the recent increase in demand. Nevertheless, we continue to follow our disciplined strategy of controlling approximately a two-year supply of land. If demand for new homes in Las Vegas was to stabilize or decline in the future, our financial results potentially could be impacted by the recent significant appreciation in land, which could adversely affect our Home Gross Margins if we are unable to recover these costs through increases in home selling prices. See “Forward-Looking Statements” below.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” below.

     Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

     Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, as well as statements made by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of performance bonds and insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives; (10) building moratoria; (11) governmental regulation, including the interpretation of tax, labor and environmental laws; (12) changes in consumer confidence and preferences; (13) required accounting changes; (14) terrorist acts and other acts of war; and (15) other factors over which the Company has little or no control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes from the 2003 Annual Report on Form 10-K related to our exposure to market risk from interest rates.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures - Management recognizes its responsibility for maintaining effective internal controls and disclosure controls and procedures (the controls and procedures by which we ensure that information disclosed in annual and quarterly reports filed with the Securities and Exchange Commission (“SEC”) is accurately recorded, processed, summarized and reported within the required time period). We have procedures in place for gathering the information that is needed to enable us to file required reports with the SEC. We have a group of officers which is responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC’s senior management, including its chief financial officer, general counsel, treasurer and all homebuilding and mortgage lending presidents and vice presidents of finance.

     An evaluation of the effectiveness of the design and operation of our internal controls and disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2004.

     (b) Changes in internal control over financial reporting - Our evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

M.D.C. HOLDINGS, INC.
FORM 10-Q

PART II

Item 1. Legal Proceedings.

     The Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the normal course of business, including moisture intrusion and related mold claims. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See “Forward-Looking Statements” above.

     The Company previously purchased 63 lots within the former Lowry Air Force Base, in an area known as the Northwest Neighborhood, in Denver, Colorado. As of March 31, 2004, the Company had sold homes on all 63 lots, completed construction of homes on 48 of these lots, closed 48 of the homes, and commenced construction on all the remaining 15 lots. Asbestos, believed to have resulted from historic activities of the United States Air Force, has been discovered in this area. In August 2003, the Colorado Department of Public Health and Environment issued a Final Response Plan imposing requirements to remediate the asbestos. Through March 31, 2004, the Company had expended approximately $3,300,000 in sampling and remediation costs and currently projects the total costs of these efforts to be approximately $3,500,000. Remediation of all 63 lots had been completed by the Company as of March 31, 2004. The Company has notified the Air Force and United States Department of Defense of their responsibility to reimburse the Company for all costs associated with the asbestos. Those agencies currently dispute their responsibility to reimburse the Company and the other land owners. The Company is evaluating available legal remedies to recover costs associated with the asbestos.

     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“Richmond”), alleging that Richmond violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of Richmond’s development sites. In its complaint, the EPA seeks civil penalties against Richmond in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against Richmond for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. Richmond has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     On March 24, 2003, MDC’s board of directors authorized the repurchase of up to 4,350,000 shares of MDC’s common stock. The Company did not repurchase any shares during the first quarter of 2004. As of March 31, 2004, the Company has 1,769,600 shares available to be repurchased under the program.

Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the Company’s shareowners was held on April 26, 2004. The following members of the Board of Directors were elected as Class I Directors for three-year terms expiring in 2007:

	Votes For	Votes Withheld
Herbert T. Buchwald	23,052,427	6,506,440
Larry A. Mizel	28,499,350	1,059,517

     Gilbert Goldstein, William B. Kemper, Steven J. Borick, David D. Mandarich and David E. Blackford continued to serve as directors of the Company after the annual meeting.

     The shareowner proposal for a sustainability report described in our March 9, 2004 proxy statement was not presented by the proponent or any other shareowner at the meeting and, accordingly, no action or vote was taken on the proposal.

Item 5. Other Information.

     On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004. On January 27, 2004, MDC’s board of directors declared a cash dividend of twelve and one-half cents ($.125) per share for the quarter ended December 31, 2003. The dividend was paid on February 26, 2004 to shareowners of record on February 11, 2004.

     On April 26, 2004, MDC’s board of directors declared a cash dividend of fifteen cents ($.15) per share for the quarter ended March 31, 2004. The dividend is to be paid on May 26, 2004 to shareowners of record on May 12, 2004.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit:

10.1	Credit Agreement dated as of April 8, 2004 among MDC as Borrower and the Lenders named therein and Bank One, NA as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 12, 2004).

10.2	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

Form 8-K (Items 5 and 9) dated April 12, 2004, reporting the renewal of the Company’s unsecured bank credit facility.

Form 8-K (Items 9 and 12) dated April 12, 2004, reporting the Company’s first quarter results for 2004.

Form 8-K (Items 9 and 12) dated April 5, 2004, reporting home orders, home closings and quarter-end backlog for the quarterly period ended March 31, 2004.

Form 8-K (Items 9 and 12) dated March 31, 2004, reporting that the Company expects earnings per share to exceed analyst consensus estimate for the 2004 first quarter.

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

Date: May 7, 2004	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Paris G. Reece III

Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Credit Agreement dated as of April 8, 2004 among MDC as Borrower and the Lenders named therein and Bank One, NA as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 12, 2004).

10.2	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.