Form 10-Q
period 2004-06-30
MDC HOLDINGS INC
filed 2004-08-05
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

3600 South Yosemite Street, Suite 900	80237
Denver, Colorado	(Zip code)
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

As of July 30, 2004, 32,581,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

Page
No.
Part I. Financial Information:
Item 1. Consolidated Financial Statements:
Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003	1
Statements of Income (Unaudited) for the three and six months ended June 30, 2004 and 2003	3
Statements of Cash Flows (Unaudited) for the six months ended June 30, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information:
Item 1. Legal Proceedings	31
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	33
Signatures	35
Amended & Restated Warehousing Credit Agreement
Amendment to Consulting Agreement
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

(i)

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$55,430	$163,133
Property and equipment, net	10,776	10,152
Deferred income taxes	36,321	32,096
Deferred debt issue costs, net	4,061	4,232
Other assets, net	8,551	7,460

	115,139	217,073

Homebuilding
Cash and cash equivalents	19,476	8,246
Home sales and other accounts receivable	28,883	8,394
Inventories, net
Housing completed or under construction	982,307	732,744
Land and land under development	875,494	763,569
Prepaid expenses and other assets, net	90,038	88,419

	1,996,198	1,601,372

Financial Services
Cash and cash equivalents	1,795	2,186
Mortgage loans held in inventory	121,910	140,040
Other assets, net	13,305	9,129

	137,010	151,355

Total Assets	$2,248,347	$1,969,800

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued expenses	$68,295	$72,212
Income taxes payable	22,227	25,011
Senior notes, net	497,797	497,700

	588,319	594,923

Homebuilding
Accounts payable and accrued expenses	324,630	259,294
Line of credit	90,000	—
Notes payable	—	2,479

	414,630	261,773

Financial Services
Accounts payable and accrued expenses	22,387	17,944
Line of credit	72,628	79,240

	95,015	97,184

Total Liabilities	1,097,964	953,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,630,000 and 35,570,000 shares issued, respectively, at June 30, 2004 and December 31, 2003	326	326
Additional paid-in capital	635,549	484,150
Retained earnings	522,965	582,927
Unearned restricted stock	(1,356)	(1,169)
Accumulated other comprehensive income	(289)	(9)

	1,157,195	1,066,225
Less treasury stock, at cost; 119,200 and 3,082,000 shares, respectively, at June 30, 2004 and December 31, 2003	(6,812)	(50,305)

Total Stockholders’ Equity	1,150,383	1,015,920

Total Liabilities and Stockholders’ Equity	$2,248,347	$1,969,800

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
REVENUES
Homebuilding	$863,369	$673,420	$1,612,233	$1,228,332
Financial services	11,947	15,813	26,395	30,326
Corporate	167	209	459	426

Total Revenues	875,483	689,442	1,639,087	1,259,084

COSTS AND EXPENSES
Homebuilding	710,884	588,076	1,346,303	1,078,530
Financial services	8,802	7,214	18,593	14,160
Expenses related to debt redemption	—	9,315	—	9,315
Corporate	21,510	14,832	40,086	26,308

Total Costs and Expenses	741,196	619,437	1,404,982	1,128,313

Income before income taxes	134,287	70,005	234,105	130,771
Provision for income taxes	(51,719)	(27,311)	(90,636)	(51,040)

NET INCOME	$82,568	$42,694	$143,469	$79,731

EARNINGS PER SHARE
Basic	$2.54	$1.35	$4.41	$2.51

Diluted	$2.43	$1.30	$4.21	$2.42

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	32,552	31,557	32,548	31,705

Diluted	34,025	32,909	34,044	32,919

DIVIDENDS DECLARED PER SHARE	$.150	$.075	$.264	$.141

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$143,469	$79,731
Adjustments to reconcile net income to net cash used in operating activities
Expenses related to debt redemption	—	9,315
Depreciation and amortization	17,093	16,475
Deferred income taxes	(4,225)	(5,461)
Net changes in assets and liabilities
Home sales and other accounts receivable	(20,489)	(22,674)
Homebuilding inventories	(363,967)	(208,290)
Prepaid expenses and other assets	(15,269)	(17,652)
Mortgage loans held in inventory	18,130	57,497
Accounts payable and accrued expenses	67,984	32,257
Other, net	(4,069)	(452)

Net cash used in operating activities	(161,343)	(59,254)

INVESTING ACTIVITIES
Net purchase of property and equipment	(5,277)	(3,190)

FINANCING ACTIVITIES
Lines of credit
Advances	595,000	1,365,300
Principal payments	(511,612)	(1,244,049)
Senior notes
Proceeds from issuance	—	147,279
Repurchase	—	(175,000)
Premium on repurchase	—	(7,329)
Dividend payments	(8,743)	(4,508)
Stock repurchases	(6,812)	(26,731)
Proceeds from exercise of stock options	1,923	8,403

Net cash provided by financing activities	69,756	63,365

Net (decrease) increase in cash and cash equivalents	(96,864)	921
Cash and cash equivalents
Beginning of period	173,565	28,942

End of period	$76,701	$29,863

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

A.	Presentation of Financial Statements

     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2004 and for all periods presented. These statements should be read in conjunction with MDC’s financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003. Certain reclassifications have been made in the 2003 financial statements to conform to the classifications used in the current year.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Basic Earnings Per Share
Net income	$82,568	$42,694	$143,469	$79,731

Basic weighted-average shares outstanding	32,552	31,557	32,548	31,705

Per share amounts	$2.54	$1.35	$4.41	$2.51

Diluted Earnings Per Share
Net income	$82,586	$42,694	$143,469	$79,731

Basic weighted-average shares outstanding	32,552	31,557	32,548	31,705
Stock options, net	1,473	1,352	1,496	1,214

Diluted weighted-average shares outstanding	34,025	32,909	34,044	32,919

Per share amounts	$2.43	$1.30	$4.21	$2.42

C.	Stockholders’ Equity

     Stock Repurchase Program - In March 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 119,200 shares of MDC common stock in the 2004 second quarter and no shares in the first quarter, bringing the total shares repurchased to 2,699,600 and leaving 1,650,400 shares available to be repurchased as of June 30, 2004 under this program. The per share prices, including commissions, for the 119,200 shares repurchased averaged $57.15. At June 30, 2004, the Company held 119,200 shares of treasury stock with an average purchase price of $57.15 per share.

     Stock Dividend - On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods affected to reflect the effect of this stock dividend.

     Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and six months ended June 30, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$82,568	$42,694	$143,469	$79,731
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(1,911)	(1,937)	(3,157)	(3,472)

Pro forma net income	$80,657	$40,757	$140,312	$76,259

Earnings per share
Basic as reported	$2.54	$1.35	$4.41	$2.51

Basic pro forma	$2.48	$1.29	$4.31	$2.41

Diluted as reported	$2.43	$1.30	$4.21	$2.42

Diluted pro forma	$2.37	$1.24	$4.12	$2.32

D.	Interest Activity

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

Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Total Interest Incurred
Corporate and homebuilding	$7,709	$7,363	$15,075	$14,415
Financial services	385	411	768	981

Total interest incurred	$8,094	$7,774	$15,843	$15,396

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$21,047	$20,032	$20,043	$17,783
Interest incurred	7,709	7,363	15,075	14,415
Interest expense	—	—	—	—
Previously capitalized interest included in cost of sales	(6,733)	(6,805)	(13,095)	(11,608)

Interest capitalized in homebuilding inventory, end of period	$22,023	$20,590	$22,023	$20,590

Financial Services Net Interest Income
Interest income	$1,285	$1,436	$2,598	$3,014
Interest expense	(385)	(411)	(768)	(981)

Net interest income	$900	$1,025	$1,830	$2,033

E.	Warranty Reserves

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the condensed consolidated balance sheets, and totaled $58,042,000 and $51,068,000, respectively, at June 30, 2004 and December 31, 2003. Warranty expense was $9,067,000 and $18,074,000 for the three and six months ended June 30, 2004, compared with $10,109,000 and $18,154,000 for the same periods in 2003. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 200% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the six months ended June 30, 2004 is shown below (in thousands).

Warranty reserve balance at December 31, 2003	$51,068
Warranty expense provision	18,074
Warranty cash payments, net	(11,100)

Warranty reserve balance at June 30, 2004	$58,042

F.	Information on Business Segments

     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Homebuilding
Revenues
Home sales	$861,537	$672,439	$1,607,966	$1,226,014
Land sales	—	—	—	123
Other revenues	1,832	981	4,267	2,195

Total Homebuilding Revenues	863,369	673,420	1,612,233	1,228,332

Home cost of sales	623,894	515,985	1,174,918	943,587
Land cost of sales	—	—	—	87
Marketing expenses	44,653	39,625	87,821	73,225
General and administrative expenses	42,337	32,466	83,564	61,631

Total Homebuilding Expenses	710,884	588,076	1,346,303	1,078,530

Homebuilding Operating Profit	152,485	85,344	265,930	149,802

Financial Services
Revenues
Net interest income	900	1,025	1,830	2,033
Origination fees	5,399	5,234	10,663	9,894
Gains on sales of mortgage servicing	521	329	1,137	1,163
Gains on sales of mortgage loans, net	4,533	8,755	11,310	16,097
Mortgage servicing and other	594	470	1,455	1,139

Total Financial Services Revenues	11,947	15,813	26,395	30,326
General and administrative expenses	8,802	7,214	18,593	14,160

Financial Services Operating Profit	3,145	8,599	7,802	16,166

Total Operating Profit	155,630	93,943	273,732	165,968

Corporate
Expenses related to debt redemption	—	(9,315)	—	(9,315)
Interest and other revenues	167	209	459	426
General and administrative expenses	(21,510)	(14,832)	(40,086)	(26,308)

Net Corporate Expenses	(21,343)	(23,938)	(39,627)	(35,197)

Income Before Income Taxes	$134,287	$70,005	$234,105	$130,771

G.	Commitments and Contingencies

     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At June 30, 2004, MDC had outstanding approximately $257,855,000 of performance bonds and $52,171,000 of letters of credit, including $10,633,000 issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

H.	Senior Notes and Lines of Credit

     Lines of Credit – The Company has an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations (the “Homebuilding Line”). In April 2004, the Company renewed the Homebuilding Line, increasing the aggregate commitment amount from $600,000,000 to $700,000,000, increasing the maximum amount available to $850,000,000 upon the Company’s request, subject to receipt of additional commitments from existing or additional participating lenders, and extending the maturity date to April 7, 2009. Pursuant to the terms of the Homebuilding Line, a term-out of the credit facility may commence prior to April 7, 2009 under certain circumstances. At June 30, 2004, the Company had $90,000,000 of borrowings and $40,687,000 in letters of credit outstanding under the Homebuilding Line.

     At June 30, 2004, the Company’s mortgage lending bank line of credit (the “Mortgage Line”) had a borrowing limit of $175,000,000. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003 as amended by the First Amendment dated as of February 27, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2004, $72,628,000 was borrowed and an additional $24,525,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     The Company’s debt obligations as of June 30, 2004 and December 31, 2003 are as follows (in thousands):

	June 30,	December 31,
	2004	2003
7% senior notes due 2012	$148,625	$148,565
5 ½% senior notes due 2013	349,172	349,135

Total Senior notes	497,797	497,700
Homebuilding Line	90,000	—
Notes payable	—	2,479

Total Corporate and Homebuilding Debt	587,797	500,179
Mortgage Line	72,628	79,240

Total Debt	$660,425	$579,419

I.	Supplemental Guarantor Information

     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).

•	M.D.C. Land Corporation

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	RAH of Florida, Inc. (formerly known as: Richmond American Homes of California (Inland Empire), Inc.)

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Florida, LP.

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.

     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance Agency, Inc.

•	American Home Title and Escrow Company

•	HomeAmerican Mortgage Corporation

•	Lion Insurance Company

•	StarAmerican Insurance Ltd.

•	Allegiant Insurance Company, Inc., A Risk Retention Group

     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
June 30, 2004
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$55,430	$—	$—	$—	$55,430
Investments in and advances to parent and subsidiaries	311,314	772	(3,071)	(309,015)	—
Other assets	60,818	205	(1,314)	—	59,709

	427,562	977	(4,385)	(309,015)	115,139

Homebuilding
Cash and cash equivalents	—	14,992	4,484	—	19,476
Home sales and other accounts receivable	—	35,917	1,486	(8,520)	28,883
Inventories, net
Housing completed or under construction	—	982,307	—	—	982,307
Land and land under development	—	875,494	—	—	875,494
Other assets	—	66,631	23,407	—	90,038

	—	1,975,341	29,377	(8,520)	1,996,198

Financial Services	—	—	137,010	—	137,010

Total Assets	$427,562	$1,976,318	$162,002	$(317,535)	$2,248,347

LIABILITIES
Corporate
Accounts payable and accrued expenses	$69,066	$231	$48	$(1,050)	$68,295
Advances and notes payable — parent and subsidiaries	(1,315,170)	1,299,751	15,419	—	—
Income taxes payable	(64,517)	84,489	2,255	—	22,227
Senior notes, net	497,797	—	—	—	497,797

	(812,824)	1,384,471	17,722	(1,050)	588,319

Homebuilding
Accounts payable and accrued expenses	—	312,818	11,812	—	324,630
Line of credit	90,000	—	—	—	90,000

	90,000	312,818	11,812	—	414,630

Financial Services	—	—	102,484	(7,469)	95,015

Total Liabilities	$(722,824)	$1,697,289	$132,018	$(8,519)	$1,097,964

STOCKHOLDERS’ EQUITY	$1,150,386	$279,029	$29,984	$(309,016)	$1,150,383

Total Liabilities and Stockholders’ Equity	$427,562	$1,976,318	$162,002	$(317,535)	$2,248,347

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$163,133	$—	$—	$—	$163,133
Investments in and advances to parent and subsidiaries	377,353	1,112	(18,537)	(359,928)	—
Other assets	55,866	22	(1,948)	—	53,940

	596,352	1,134	(20,485)	(359,928)	217,073

Homebuilding
Cash and cash equivalents	—	6,335	1,911	—	8,246
Home sales and other accounts receivable	—	12,538	503	(4,647)	8,394
Inventories, net
Housing completed or under construction	—	732,744	—	—	732,744
Land and land under development	—	763,569	—	—	763,569
Other assets	—	65,876	22,543	—	88,419

	—	1,581,062	24,957	(4,647)	1,601,372

Financial services	—	—	151,355	—	151,355

Total Assets	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

LIABILITIES
Corporate
Accounts payable and accrued expenses	$72,344	$70	$48	$(250)	$72,212
Advances and notes payable – parent and subsidiaries	(885,966)	871,875	14,091	—	—
Income taxes payable	(101,816)	122,787	4,040	—	25,011
Senior notes, net	497,700	—	—	—	497,700

	(417,738)	994,732	18,179	(250)	594,923

Homebuilding
Accounts payable and accrued expenses	—	251,275	8,019	—	259,294
Line of credit	—	—	—	—	—
Notes payable	—	2,479	—	—	2,479

	—	253,754	8,019	—	261,773

Financial services	—	—	101,593	(4,409)	97,184

Total Liabilities	$(417,738)	$1,248,486	$127,791	(4,659)	$953,880

STOCKHOLDERS’ EQUITY	$1,014,090	$333,710	$28,036	$(359,916)	$1,015,920

Total Liabilities and Stockholders’ Equity	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)

Three Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$861,824	$1,718	$(173)	$863,369
Financial services	—	—	11,947	—	11,947
Corporate	162	—	5	—	167
Equity in earnings of subsidiaries	83,500	—	—	(83,500)	—

Total Revenues	83,662	861,824	13,670	(83,673)	875,483

COSTS AND EXPENSES
Homebuilding	371	733,667	(467)	(22,687)	710,884
Financial services	—	—	8,802	—	8,802
Corporate	21,510	—	—	—	21,510
Corporate and homebuilding interest	(22,687)	—	—	22,687	—

Total Expenses	(806)	733,667	8,335	—	741,196

Income before income taxes	84,468	128,157	5,335	(83,673)	134,287
Provision for income taxes	(794)	(49,086)	(1,839)	—	(51,719)

NET INCOME	$83,674	$79,071	$3,496	$(83,673)	$82,568

Three Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$672,573	$932	$(85)	$673,420
Financial services	—	—	15,813	—	15,813
Corporate	204	—	5	—	209
Equity in earnings of subsidiaries	45,024	—	—	(45,024)	—

Total Revenues	45,228	672,573	16,750	(45,109)	689,442

COSTS AND EXPENSES
Homebuilding	30	609,144	(70)	(21,028)	588,076
Financial services	—	—	7,214	—	7,214
Expenses related to debt redemption	9,315	—	—	—	9,315
Corporate	14,832	—	—	—	14,832
Corporate and homebuilding interest	(21,028)	—	—	21,028	—

Total Expenses	3,149	609,144	7,144	—	619,437

Income before income taxes	42,079	63,429	9,606	(45,109)	70,005
Provision for income taxes	1,848	(25,412)	(3,747)	—	(27,311)

NET INCOME	$43,927	$38,017	$5,859	$(45,109)	$42,694

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)

Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,609,434	$3,103	$(304)	$1,612,233
Financial services	—	—	26,395	—	26,395
Corporate	447	—	12	—	459
Equity in earnings of subsidiaries	142,641	—	—	(142,641)	—

Total Revenues	143,088	1,609,434	29,510	(142,945)	1,639,087

COSTS AND EXPENSES
Homebuilding	575	1,391,027	(700)	(44,599)	1,346,303
Financial services	—	—	18,593	—	18,593
Corporate	40,086	—	—	—	40,086
Corporate and homebuilding interest	(44,599)	—	—	44,599	—

Total Expenses	(3,938)	1,391,027	17,893	—	1,404,982

Income before income taxes	147,026	218,407	11,617	(142,945)	234,105
Provision for income taxes	(1,826)	(84,489)	(4,321)	—	(90,636)

NET INCOME	$145,200	$133,918	$7,296	$(142,945)	$143,469

Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,226,805	$1,688	$(161)	$1,228,332
Financial services	—	—	30,326	—	30,326
Corporate	411	—	15	—	426
Equity in earnings of subsidiaries	77,772	—	—	(77,772)	—

Total Revenues	78,183	1,226,805	32,029	(77,933)	1,259,084

COSTS AND EXPENSES
Homebuilding	(5)	1,118,468	(25)	(39,908)	1,078,530
Financial services	—	—	14,160	—	14,160
Expenses related to debt redemption	9,315	—	—	—	9,315
Corporate	26,308	—	—	—	26,308
Corporate and homebuilding interest	(39,908)	—	—	39,908	—

Total Expenses	(4,290)	1,118,468	14,135	—	1,128,313

Income before income taxes	82,473	108,337	17,894	(77,933)	130,771
Provision for income taxes	(917)	(43,161)	(6,962)	—	(51,040)

NET INCOME	$81,556	$65,176	$10,932	$(77,933)	$79,731

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
(Unaudited)
Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$38,769	$(228,172)	$28,363	$(303)	$(161,343)

Net cash used in investing activities	(2,406)	(2,613)	(258)	—	(5,277)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(220,130)	239,441	(19,311)	—	—
Lines of credit
Advances	595,000	—	—	—	595,000
Principal payments	(505,000)	—	(6,612)	—	(511,612)
Dividend payments	(9,046)	—	—	303	(8,743)
Stock repurchases	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	1,923	—	—	—	1,923

Net cash provided by (used in) financing activities	(144,065)	239,441	(25,923)	303	69,756

Net increase (decrease) in cash and cash equivalents	(107,702)	8,656	2,182	—	(96,864)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$55,431	$14,991	$6,279	$—	$76,701

Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$(2,002)	$(146,415)	$89,324	$(161)	$(59,254)

Net cash used in investing activities	(771)	(1,947)	(472)	—	(3,190)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(141,534)	149,632	(8,098)	—	—
Lines of credit
Advances	1,365,300	—	—	—	1,365,300
Principal payments	(1,165,300)	—	(78,749)	—	(1,244,049)
Senior notes
Proceeds from issuance	147,279	—	—	—	147,279
Repurchase	(175,000)	—	—	—	(175,000)
Premium on repurchase	(7,329)	—	—	—	(7,329)
Dividend payments	(4,669)	—	—	161	(4,508)
Stock repurchases	(26,731)	—	—	—	(26,731)
Proceeds from exercise of stock options	8,403	—	—	—	8,403

Net cash provided by (used in) financing activities	419	149,632	(86,847)	161	63,365

Net increase (decrease) in cash and cash equivalents	(2,354)	1,270	2,005	—	921
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	—	28,942

End of year	$20,810	$5,441	$3,612	$—	$29,863

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance, which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware.

RESULTS OF OPERATIONS

Overview

     Our second quarter earnings were the highest for any quarter in our 32-year history, a 93% increase over last year. Contributing to these results were all-time quarterly highs for revenues and Home Gross Margins (as defined below), as well as record second quarter home closings. Demand was strong in most of our markets in the 2004 second quarter, as we received record levels of home orders. These home orders enabled us to accumulate our highest ever quarter-end backlog of 8,259 homes.

     The improvements in our earnings and revenues for the second quarter primarily were driven by organic growth in our long-standing markets, especially in Nevada. We are fortunate to have accelerated our expansion in Nevada during a period of extraordinary demand, which has driven up home prices throughout this market and enabled us to realize significant year-over-year improvements in Home Gross Margins. To a lesser extent, our record performance in this quarter was supported by similar circumstances leading to Home Gross Margin increases in California and Arizona. There can be no assurance that the extraordinary levels of demand for housing in Nevada, California and Arizona will continue. Further, this demand has caused and may continue to cause increases in the cost of land used by our homebuilding operations in some or all of these markets. These factors may adversely affect the Company’s future Home Gross Margins.

     As we prepare for future growth, we plan to capitalize on expansion opportunities, both in our existing markets and in new markets. Our approach includes efforts to increase our share of the markets we have served for many years while, at the same time, building a significant presence in the markets we recently entered and exploring other opportunities to expand our geographic locations. We have proven our ability to penetrate high-growth areas of the country as evidenced by the fact that our operations in five of the seven markets we entered over the last two years contributing 12% of our total home orders in the 2004 second quarter. We have expanded our controlled lot supply to over 32,000 at quarter-end (excluding lots in work-in-process), an increase of over 40% from the 2003 second quarter. This supply of lots will support our growth plans and is consistent with our objective of maintaining a conservative two-year supply of lots. See “Forward-Looking Statements” below.

     Our financial position continued to strengthen throughout the second quarter of 2004. Our stockholders’ equity at June 30, 2004 increased by 32% year-over-year to $1.15 billion, or $35.38 per outstanding share, and we lowered our June 30, 2004 ratio of debt-to-capital, net of cash, to 0.31. In addition, we ended the quarter with approximately $654 million in unrestricted cash and available borrowing capacity, which can be used to fund our growth. In addition, during April 2004, we extended the term of our Homebuilding Line to April 2009 and increased our borrowing capacity to $700 million with the ability to further expand the borrowing capacity to $850 million with lender approval.

Consolidated Results

     The following discussion for both consolidated results of operations and segment results refers to the three and six months ended June 30, 2004, compared with the same periods in 2003. The table below summarizes MDC’s results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of a 10% stock dividend declared on February 23, 2004.

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Revenues	$875,483	$689,442	$186,041	27%	$1,639,087	$1,259,084	$380,003	30%
Income Before Income Taxes	$134,287	$70,005	$64,282	92%	$234,105	$130,771	$103,334	79%
Net Income	$82,568	$42,694	$39,874	93%	$143,469	$79,731	$63,738	80%
Earnings Per Share:
Basic	$2.54	$1.35	$1.19	88%	$4.41	$2.51	$1.90	76%
Diluted	$2.43	$1.30	$1.13	87%	$4.21	$2.42	$1.79	74%

     The increases in revenues for the second quarter and first six months of 2004 primarily were due to higher homebuilding revenues resulting from an increase in home closings to 3,085 and 5,995, respectively, compared with 2,624 and 4,724, respectively, in 2003. Also contributing to the higher revenues were increases in the average selling prices per home closed of 9% and 3%, respectively, for the three and six months ended June 30, 2004, compared with the same periods in 2003.

     The increases in income before income taxes for the three and six-month periods were the result of increased operating profits from our homebuilding segment, partially offset by lower operating profits from our financial services segment and higher corporate general and administrative expenses. The increases in homebuilding segment profits primarily resulted from the higher home closings described above and increases in Home Gross Margins (as defined below) of 430 basis points and 390 basis points for the three and six-month periods, respectively. Financial services segment profits decreased primarily due to lower gains on sales of mortgage loans and higher general and administrative expenses associated with HomeAmerican’s expanded loan origination activity.

Homebuilding Segment

     The tables below set forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Home Sales Revenues	$861,537	$672,439	$189,098	28%	$1,607,966	$1,226,014	$381,952	31%
Operating Profit	$152,485	$85,344	$67,141	79%	$265,930	$149,802	$116,128	78%
Average Selling Price Per Home Closed	$279.3	$256.3	$23.0	9%	$268.2	$259.5	$8.7	3%
Home Gross Margins	27.6%	23.3%			26.9%	23.0%
Home Gross Margins, Excluding Interest	28.4%	24.2%			27.7%	23.9%
Orders For Homes, net (units)
Arizona	1,243	986	257	26%	2,153	1,910	243	13%
California	627	511	116	23%	1,453	1,041	412	40%
Colorado	599	812	(213)	-26%	1,290	1,483	(193)	-13%
Florida	90	—	90	—	199	—	199	—
Illinois	3	—	3	—	3	—	3	—
Maryland	79	115	(36)	-31%	203	226	(23)	-10%
Nevada	927	774	153	20%	1,957	1,357	600	44%
Texas	224	69	155	225%	495	119	376	316%
Utah	210	93	117	126%	386	186	200	108%
Virginia	230	305	(75)	-25%	522	708	(186)	-26%

Total	4,232	3,665	567	16%	8,661	7,030	1,631	23%

Homes Closed (units)
Arizona	665	663	2	—	1,535	1,234	301	24%
California	535	487	48	10%	1,011	915	96	10%
Colorado	542	625	(83)	-13%	1,020	1,234	(214)	-17%
Florida	84	—	84	—	155	—	155	—
Maryland	91	77	14	18%	161	144	17	12%
Nevada	629	508	121	24%	1,197	781	416	53%
Texas	148	29	119	410%	218	39	179	459%
Utah	124	69	55	80%	228	109	119	109%
Virginia	267	166	101	61%	470	268	202	75%

Total	3,085	2,624	461	18%	5,995	4,724	1,271	27%

	June 30,	December 31,	June 30,
	2004	2003	2003
Backlog (units)
Arizona	1,951	1,333	1,752
California	1,561	1,119	1,048
Colorado	1,004	734	1,206
Florida	148	104	—
Illinois	3	—	—
Maryland	311	269	270
Nevada	1,646	886	926
Texas	420	143	96
Utah	309	151	127
Virginia	906	854	916

Total	8,259	5,593	6,341

Backlog Estimated Sales Value	$2,500,000	$1,600,000	$1,630,000

Average Sales Price in Backlog	$302.7	$286.1	$257.1

Active Subdivisions
Arizona	34	38	42
California	20	26	20
Colorado	55	49	56
Florida	7	9	—
Maryland	10	9	7
Nevada	23	17	22
Texas	22	11	6
Utah	18	11	7
Virginia	28	28	30

Total	217	198	190

Average for the quarter ended	223	200	198

Average for the six months ended	214	196	193

     Home Sales Revenues - The increases in home sales revenues were the result of increased home closings, as discussed below, for both the three and six-month periods ended June 30, 2004, and the increases in average selling prices discussed below.

     Homes Closed — Home closings were higher in the second quarter and first six months of 2004, compared with the same periods in 2003, in all of our markets except Colorado. For the second quarter, home closings increased significantly in Nevada and Virginia, and for the first six months, home closings increased significantly in Nevada, Arizona and Virginia, primarily due to higher year-over-year Backlogs (as defined below) at the beginning of the 2004 first and second quarters resulting from the strong demand for new homes in each of these markets. In addition, we closed a combined 356 homes and 601 homes, respectively, in the second quarter and first six months of 2004, in Utah, Texas and Florida, new markets in which a total of only 98 homes and 148 homes, respectively, were closed during the comparable periods in 2003. We closed fewer homes in Colorado, primarily due to fewer active subdivisions and the more challenging economic conditions experienced in this market.

     Average Selling Price Per Home Closed - The $23,000 increase in average selling price in the 2004 second quarter primarily was attributable to closing a greater number of homes in Virginia and California, where average home selling prices are significantly above the Company average. In addition, we closed significantly more homes in Nevada, where our average selling price increased $45,700, or 25%, over the second quarter of 2003. For the first six months of 2004, our average selling price increased $8,700 over 2003, primarily resulting from the items noted above, partially offset by the impact of increased closings in Arizona, where the average home selling price is $77,000 lower than the Company average. The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average Selling Price
Arizona	$192.7	$189.1	$191.7	$182.9
California	434.0	381.6	411.8	390.2
Colorado	268.3	254.0	265.1	259.4
Florida	183.9	—	177.8	—
Maryland	400.0	381.5	408.5	375.7
Nevada	227.7	182.0	217.7	183.6
Texas	161.1	155.0	161.2	153.9
Utah	177.3	176.5	176.0	174.9
Virginia	430.3	385.2	420.7	375.6
Company average	$279.3	$256.3	$268.2	$259.5

     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the second quarter and first six months of 2004, compared with the same periods in 2003, primarily due to strong demand and increased selling prices in many of our markets and closing a number of homes with significantly higher margins than the Company average in Nevada and Virginia. Nevada has experienced extraordinary demand for new homes recently, resulting in significant increases in selling prices in all of our price points in this market. In Virginia, we closed more homes in subdivisions that were in process of closing out, which have higher margins than new subdivisions. Additionally, corporate initiatives directed at reducing construction costs enabled us to more than offset the impact of rising costs of land, lumber and other building materials. These increases to Home Gross Margins partially were offset by the impact of a greater number of homes closed in the three and six months ended June 30, 2004 in Utah, Texas and Florida, where Home Gross Margins were lower than the Company average.

     Future Home Gross Margins may be impacted adversely by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials (for example, lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, (for example, shortages of concrete recently have been experienced in certain markets), which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in Nevada and, to a lesser extent, in California and Arizona, as discussed in the “Overview” above; and (6) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog - Home orders during the quarter and six months ended June 30, 2004 particularly were strong in Nevada (up 20% and 44%, respectively), Arizona (up 26% and 13%, respectively) and California (up 23% and 40%, respectively), primarily due to the continued strong demand for new homes in these markets. The Company also received a combined 524 and 1,080 home orders, respectively, in the second quarter and first six months of 2004 from its new markets in Utah, Texas and Florida. Colorado home orders were lower for the quarter and six months ended June 30, 2004, compared with the same periods in 2003, primarily resulting from a reduction in the number of active subdivisions and a more challenging economic environment in this market. In addition, we intentionally slowed the pace of new orders over the last several weeks of the 2004 second quarter in certain communities within some of our fastest growing markets, including Southern California and Nevada. Similar to our actions in Virginia and Maryland in the first quarter, which continued throughout the second quarter, we increased sales prices and limited the release of new homes for sale to allow construction to catch up with the growing backlog of homes sold but not started in these markets.

     Record home orders received during the first six months of 2004 contributed to the 30% increase in homes under contract but not yet delivered (“Backlog”) at June 30, 2004 to 8,259 units with an estimated sales value of $2.50 billion, compared with the Backlog of 6,341 units with an estimated sales value of $1.63 billion at June 30, 2003. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its June 30, 2004 Backlog to close under existing sales contracts during the third and fourth quarters of 2004. The balance of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled approximately $44.7 million and $87.8 million, respectively, for the quarter and six months ended June 30, 2004, compared with $39.6 million and $73.2 million, respectively, for the same periods in 2003. The increases in 2004 primarily were due to (1) an increase of $4.8 million and $10.3 million in sales commissions resulting from the Company’s increased home sales revenues; (2) an increase of $0.7 million and $1.8 million for salaries and benefits attributable to the Company’s expanding homebuilding operations in new and existing home markets; and (3) an increase of $0.9 million and $2.3 million for product advertising for the second quarter and first six months of 2004, compared with the same periods in 2003.

     General and Administrative - General and administrative expenses increased to $42.3 million and $83.6 million, respectively, during the second quarter and first six months of 2004, compared with $32.5 million and $61.6 million, respectively, for the same periods in 2003, primarily due to higher compensation, related benefits and other costs associated with expanded operations in many of our markets, most notably Nevada, Virginia and Arizona, and in new markets in Florida, Texas, Illinois and Philadelphia/Delaware Valley.

     Title Operations - American Home Title provides title agency services to MDC homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. The Company is evaluating opportunities to provide title agency services in its other markets. Income before income taxes from title operations was $1.2 million and $2.0 million, respectively, for the quarter and six months ended June 30, 2004, compared with $0.7 million and $1.1 million, respectively, for the same periods in 2003.

Land Inventory

     The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total non-refundable option deposits (dollars in thousands).

	June 30,	December 31,	June 30,
	2004	2003	2003
Arizona	$132,686	$89,950	$84,090
California	221,958	239,714	225,760
Colorado	112,787	105,223	117,460
Florida	12,825	12,116	—
Illinois	23,016	—	—
Maryland	41,199	53,483	41,758
Nevada	193,198	129,554	124,026
Texas	19,540	16,420	6,389
Utah	35,001	22,548	15,209
Virginia	83,284	94,561	110,619

Total	$875,494	$763,569	$725,311

Total Lots Owned (excluding lots in work-in-process)	19,523	16,351	16,273
Total Lots Controlled Under Option	13,340	12,251	6,608

Total Lots Owned and Controlled (excluding lots in work-in-process)	32,863	28,602	22,881

Non-refundable Option Deposits
Cash	$20,577	$17,089	$13,461
Letters of Credit	12,757	8,225	5,321

Total Non-refundable Option Deposits	$33,334	$25,314	$18,782

Financial Services Segment

     The table below sets forth information relating to HomeAmerican’s operations (in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Mortgage loan origination fees	$5,399	$5,234	$165	3%	$10,663	$9,894	$769	8%
Gains on sales of mortgage servicing, net	$521	$329	$192	58%	$1,137	$1,163	$(26)	-2%
Gains on sales of mortgage loans, net	$4,533	$8,755	$(4,222)	-48%	$11,310	$16,097	$(4,787)	-30%
Operating Profit	$3,145	$8,599	$(5,454)	-63%	$7,802	$16,166	$(8,364)	-52%
Principal amount of loan originations MDC homebuyers	$376,576	$364,021	$12,555	3%	$717,129	$679,043	$38,086	6%
Spot	842	6,003	(5,161)	-86%	1,557	9,752	(8,195)	-84%

Total	$377,418	$370,024	$7,394	2%	$718,686	$688,795	$29,891	4%

Principal amount of loans brokered MDC homebuyers	$148,683	$84,611	$64,072	76%	$306,981	$129,936	$177,045	136%
Spot	1,545	1,000	545	55%	2,076	1,538	538	35%

Total	$150,228	$85,611	$64,617	75%	$309,057	$131,474	$177,583	135%

Capture Rate	54%	66%			55%	68%

Including brokered loans	74%	81%			76%	81%

     The decreases in financial services operating profits for both the three and six months ended June 30, 2004, compared to the same periods in 2003, primarily were due to a more competitive mortgage pricing environment, which contributed to lower gains on sales of mortgage loans. The lower gains primarily resulted from relative increases in originations of less-valuable adjustable rate mortgage loans, as well as brokering to third party mortgage companies a higher percentage of total loans processed in the two periods. Operating profits in the 2004 periods also were impacted by higher general and administrative expenses incurred to handle the higher volume of mortgage loan closings, as well as the record backlog level of the homebuilding segment.

     The total principal amount of originated and brokered loans increased 16% and 25% in the second quarter and first six months of 2004, compared with the same periods in 2003. These improvements primarily were due to the increases in homes closed by the homebuilding segment. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican for the three and six months ended June 30, 2004. Mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings are defined as our Capture Rate. The declines in the Capture Rate for both the quarter and six-month periods primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from a significant decline in refinancing activity in the marketplace. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate.

     Forward Sales Commitments - HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on its mortgage loans held in inventory and its rate-locked commitments to originate loans in the pipeline. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. However, for the periods presented, this was not material.

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

     Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $21.5 million and $40.1 million, respectively, during the second quarter and first six months of 2004, compared with $14.8 million and $26.3 million, respectively, for the same periods of 2003. The increases in 2004 primarily were due to greater compensation-related costs principally resulting from our higher profitability, increased compensation and other expenses for information technology, and charitable contributions of $2.0 million and $3.0 million, respectively, to the M.D.C. Holdings, Inc. Charitable Foundation in the second quarter and first six months of 2004.

     Income Taxes - MDC’s overall effective income tax rate of 38.5% for the second quarter and 38.7% for the first six months of 2004, compared with 39.0% and 39.0%, respectively, for the same periods in 2003, differed primarily due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have a registration statement that was filed on July 12, 2004, that, at such time as it is declared effective by the Securities and Exchange Commission, would allow us to issue equity, debt or hybrid securities up to $1.0 billion.

Capital Resources

     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012 (the “7% Senior Notes”), 5 -1/2% senior notes due 2013 (the “5 -1/2% Senior Notes”) and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Other

     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During April 2004, we renewed the Homebuilding Line, increasing the aggregate commitment amount to $700 million and extending the maturity date to April 7, 2009. In addition, the facility’s provision for letters of credit was increased to an available aggregate amount of $350 million. The facility permits an increase in the maximum commitment amount to $850 million upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At June 30, 2004, there were $90 million of borrowings and $40.7 million in letters of credit outstanding under the Homebuilding Line.

     Mortgage Lending - Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003 as amended by the First Amendment dated as of February 27, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2004, $72.6 million was borrowed and an additional $24.5 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants. The agreements for our Homebuilding Line and Mortgage Line and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the exhibit index in Part IV of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003, the exhibit index in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and in the Current Report on Form 8-K dated April 12, 2004.

     The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $776,018,000; (2) 50% of “consolidated net income,” as defined, of the

“borrower,” as defined, and the “guarantors,” as defined, after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy the financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $485,011,000; (2) 50% of the quarterly consolidated net income of “borrower” and the “guarantors” earned after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants.

     Our senior notes are not secured and the senior notes indentures do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Program

     On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 119,200 shares of MDC common stock in the 2004 second quarter and no shares in the first quarter, bringing the total shares repurchased to 2,699,600 and leaving 1,650,400 shares available to be repurchased as of June 30, 2004 under this program. The per share prices, including commissions, for the 119,200 shares repurchased averaged $57.15. At June 30, 2004, the Company held 119,200 shares of treasury stock with an average purchase price of $57.15 per share.

Consolidated Cash Flow

     During the first six months of 2004, the Company used $161.3 million of cash from its operating activities. Cash used to build net homebuilding assets in support of our expanding homebuilding activities partially was provided by net income before depreciation and amortization and the increase in accounts payable and accrued liabilities. In addition, we had net borrowings of $83.4 million on our bank lines of credit, which assisted us in financing these operating cash requirements, as well as the repurchase of 119,200 shares of common stock for $6.8 million and the $8.7 million payment of dividends.

     During the first six months of 2003, the Company used $59.3 million of cash in its operating activities. Cash provided by (1) net income before depreciation, amortization and expenses related to debt redemption; and (2) the sale of mortgage loans was more than offset by cash used to build net homebuilding assets in support of the Company’s expanding homebuilding activities. The Company financed these operating cash requirements, as well as the repurchase of 727,100 shares of stock for $26.7 million and the payment of dividends, primarily through borrowings on its bank lines of credit. Also during the second quarter of 2003, the Company issued the 5 -1/2% Senior Notes with a $150 million principal amount at a discount of $2.7 million, and redeemed all $175 million principal amount of its 8 -3/8% Senior Notes. The Company paid a premium of $7.3 million on the redemption.

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

     Our business also is significantly affected by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Nevada has reached unprecedented levels since the beginning of the year. This extraordinary demand has resulted in a substantial increase in new home sales and has driven the market’s median home price to $239,145 at May 31, 2004, compared with $200,625 at May 31, 2003, according to a publication from Home Builders Research, Inc. Our average home selling price in Nevada, along with our Home Gross Margins, also have significantly increased in the second quarter of 2004, compared with the same period in 2003, without a substantial change in product mix.

     We have increased our market share in Nevada to become the second-largest homebuilder in that market according to Southern Nevada Home Builder Association based on 2003 sales. As a result, we are well-positioned to take advantage of the recent increase in demand. Nevertheless, we continue to follow our disciplined strategy of controlling approximately a two-year supply of land. If demand for new homes in Nevada were to stabilize or decline in the future, our financial results potentially could be impacted by the recent significant appreciation in land, which could adversely affect our Home Gross Margins. See “Forward-Looking Statements” below.

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

     Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, as well as statements made by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those listed below:

•	General Economic and Business Conditions — Changes in national, regional and local economic conditions, as well as changes in consumer confidence and preferences, can have a negative impact on our business.

•	Interest Rate Changes — Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing.

•	Changes in Federal Lending Programs — The availability of mortgage financing under federal lending programs is an important factor in our business. Any change in the availability of this financing could reduce our home sales and mortgage lending volume.

•	Availability of Capital — Our ability to grow our business is dependent on our ability to generate or obtain capital. Increases in interest rates and changes in the capital markets could increase our costs of borrowing or reduce the availability of funds.

•	Competition — The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources.

•	The Availability and Cost of Land, Labor and Materials — Our operations depend on our ability to continue to obtain land, labor and materials at reasonable prices. Changes in the general availability or cost of these items may hurt our ability to build homes and develop new residential communities.

•	The Availability and Cost of Performance Bonds and Insurance — Our operations also are affected by our ability to obtain performance bonds and insurance at reasonable prices. Changes in the availability and cost of bonds and insurance can adversely impact our business operations.

•	Weather and Geology — The climates and geology of many of the states in which we operate present increased risks of natural disasters and adverse weather. To the extent that such events occur, our business may be adversely affected.

•	Governmental Regulation and Environmental Matters — Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including environmental laws, moratoriums on utility availability, growth restrictions, zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws.

•	Product Liability Litigation Warranty Claims — As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, that can be costly and adversely affect our business.

•	Other Factors — Other factors over which the Company has little or no control, such as required accounting changes and terrorist acts and other acts of war, can also adversely affect us.

     We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 1O-Q and 8-K should be consulted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 2003 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

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

     An evaluation of the effectiveness of the design and operation of our internal controls and disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2004.

     (b) Changes in internal control over financial reporting - Our evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company previously purchased 63 lots within the former Lowry Air Force Base, in an area known as the Northwest Neighborhood, in Denver, Colorado. As of June 30, 2004, the Company had sold homes on all 63 lots, completed construction of homes on 51 of these lots, closed 51 of the homes, and commenced construction on the remaining 12 lots. Asbestos, believed to have resulted from historic activities of the United States Air Force, has been discovered in this area. In August 2003, the Colorado Department of Public Health and Environment issued a Final Response Plan imposing requirements to remediate the asbestos. Through June 30, 2004, the Company had expended approximately $3.5 million in sampling and remediation costs and currently projects the total costs of these efforts to be approximately $3.6 million. Remediation of all 63 lots had been completed by the Company as of June 30, 2004. The Company has notified the Air Force and United States Department of Defense of their responsibility to reimburse the Company for all costs associated with the asbestos. Those agencies currently dispute their responsibility to reimburse the Company and the other land owners. The Company is evaluating available legal remedies to recover costs associated with the asbestos.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table discloses the Company’s common stock repurchased that occurred during the six months ended June 30, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total number of	Average Price Paid	Announced Plans or	the Plans or
Period	shares purchased	per Share	Programs (a)	Programs
May 7, 2004 - May 12, 2004	119,200	$57.15	2,699,600	1,650,400

(a) On March 24, 2003, MDC’s board of directors authorized the repurchase of up to 4,350,000 shares of MDC’s common stock. The Company repurchased 119,200 shares during the second quarter of 2004. As of June 30, 2004, the Company had 1,650,400 shares available to be repurchased under the program.

Item 4. Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

     On April 26, 2004, the Company’s board of directors declared a cash dividend of $0.15 per share for the quarter ended March 31, 2004. The dividend was paid on May 26, 2004 to shareowners of record on May 12, 2004. Future dividend payments are subject to the discretion of the Company’s board of directors.

     On July 26, 2004, the Company’s board of directors declared a cash dividend of $0.15 per share for the quarter ended June 30, 2004. The dividend is to be paid on August 25, 2004 to shareowners of record on August 11, 2004.

     The Company has issued 10% stock dividends with the record dates of February 5, 2001, December 17, 2001, May 12, 2003 and March 8, 2004. As a result of these stock dividends, the number of shares issuable under the Company’s registration statements identified below have been adjusted accordingly. Pursuant to Rule 416 under the Securities Act of 1933, as amended, the following registration statements on Form S-8 are deemed to cover the additional number of shares of the Company’s common stock as listed below, as a result of the adjustments to account for such stock dividends:

Registration Statement No.	Additional Number of Shares
333-22167	499,773
333-60330	476,646
333-67894	792,383
333-103154	251,978
333-103192	191,153

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit:

10.1	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent.

10.2	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

Form 8-K (Items 9 and 12) dated July 12, 2004, reporting the Company’s second quarter results for 2004.

Form 8-K (Items 9 and 12) dated July 6, 2004, reporting home orders, home closings and quarter-end backlog for the period ended June 30, 2004.

Form 8-K (Items 5 and 9) dated April 12, 2004, reporting the renewal of the Company's unsecured bank credit facility.

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

Date: August 5, 2004	M.D.C. HOLDINGS, INC.
(Registrant)
	By:	/s/ Paris G. Reece III

Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent.

10.2	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.