Form 10-Q
period 2004-09-30
MDC HOLDINGS INC
filed 2004-11-09
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

3600 South Yosemite Street, Suite 900	80237
Denver, Colorado	(Zip code)
(Address of principal executive offices)

(303) 773-1100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 3, 2004, 32,218,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

Page
No.
Part I. Financial Information:
Item 1. Consolidated Financial Statements:
Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	1
Statements of Income (Unaudited) for the three and nine months ended September 30, 2004 and 2003	3
Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. Other Information:
Item 1. Legal Proceedings	31
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits and Reports on Form 8-K	32
Signatures	34
2nd Amendment to 3rd Amended/Restated Warehousing Credit Agreement
Ratio of Earnings to Fixed Charges Schedule
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

(i)

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$27,444	$163,133
Property and equipment, net	29,723	10,152
Deferred income taxes	35,629	32,096
Deferred debt issue costs, net	3,974	4,232
Other assets, net	10,661	7,460

	107,431	217,073

Homebuilding
Cash and cash equivalents	23,394	8,246
Home sales and other accounts receivable	23,309	8,394
Inventories, net
Housing completed or under construction	1,104,240	732,744
Land and land under development	938,989	763,569
Prepaid expenses and other assets, net	120,073	88,419

	2,210,005	1,601,372

Financial Services
Cash and cash equivalents	2,245	2,186
Mortgage loans held in inventory	139,187	140,040
Other assets, net	8,240	9,129

	149,672	151,355

Total Assets	$2,467,108	$1,969,800

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$89,010	$72,212
Income taxes payable	31,813	25,011
Senior notes, net	497,847	497,700

	618,670	594,923

Homebuilding
Accounts payable	202,866	139,404
Accrued liabilities	166,847	119,890
Line of credit	120,000	—
Notes payable	—	2,479

	489,713	261,773

Financial Services
Accounts payable and accrued liabilities	20,488	17,944
Line of credit	74,486	79,240

	94,974	97,184

Total Liabilities	1,203,357	953,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,920,000 and 35,570,000 shares issued, respectively, at September 30, 2004 and December 31, 2003	329	326
Additional paid-in capital	645,984	484,150
Retained earnings	623,140	582,927
Unearned restricted stock	(1,302)	(1,169)
Accumulated other comprehensive income	(274)	(9)

	1,267,877	1,066,225
Less treasury stock, at cost; 72,000 and 3,082,000 shares, respectively, at September 30, 2004 and December 31, 2003	(4,126)	(50,305)

Total Stockholders’ Equity	1,263,751	1,015,920

Total Liabilities and Stockholders’ Equity	$2,467,108	$1,969,800

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
REVENUES
Homebuilding	$1,011,392	$782,726	$2,623,625	$2,011,058
Financial services	14,627	16,022	41,022	46,348
Corporate	110	158	569	584

Total Revenues	1,026,129	798,906	2,665,216	2,057,990

COSTS AND EXPENSES
Homebuilding	818,301	664,605	2,164,604	1,743,135
Financial services	9,054	8,780	27,647	22,940
Expenses related to debt redemption	—	—	—	9,315
Corporate	27,905	18,159	67,991	44,467

Total Costs and Expenses	855,260	691,544	2,260,242	1,819,857

Income before income taxes	170,869	107,362	404,974	238,133
Provision for income taxes	(65,796)	(41,886)	(156,432)	(92,926)

NET INCOME	$105,073	$65,476	$248,542	$145,207

EARNINGS PER SHARE
Basic	$3.21	$2.05	$7.63	$4.57

Diluted	$3.07	$1.96	$7.29	$4.39

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	32,687	31,973	32,594	31,796

Diluted	34,186	33,334	34,096	33,081

DIVIDENDS DECLARED PER SHARE	$.150	$.114	$.414	$.254

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$248,542	$145,207
Adjustments to reconcile net income to net cash used in operating activities
Expenses related to debt redemption	—	9,315
Depreciation and amortization	28,756	25,863
Deferred income taxes	(3,533)	(3,054)
Net changes in assets and liabilities
Home sales and other accounts receivable	(14,915)	(20,359)
Homebuilding inventories	(549,395)	(259,539)
Prepaid expenses and other assets	(56,214)	(33,530)
Mortgage loans held in inventory	853	62,052
Accounts payable and accrued expenses	147,530	100,481
Other, net	4,144	(3,974)

Net cash (used in) provided by operating activities	(194,232)	22,462

INVESTING ACTIVITIES
Net purchase of property and equipment	(27,083)	(4,575)

FINANCING ACTIVITIES
Lines of credit
Advances	1,388,500	1,873,500
Principal payments	(1,273,254)	(1,841,442)
Senior notes
Proceeds from issuance	—	147,279
Repurchase	—	(175,000)
Premium on repurchase	—	(7,329)
Dividend payments	(13,641)	(8,137)
Stock repurchases	(6,812)	(26,731)
Proceeds from exercise of stock options	6,040	12,782

Net cash provided by (used in) financing activities	100,833	(25,078)

Net (decrease) in cash and cash equivalents	(120,482)	(7,191)
Cash and cash equivalents
Beginning of period	173,565	28,942

End of period	$53,083	$21,751

See notes to condensed consolidated financial statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

A. Presentation of Financial Statements

     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of September 30, 2004 and for all periods presented. These statements should be read in conjunction with MDC’s financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003. Certain reclassifications have been made in the 2003 financial statements to conform to the classifications used in the current year.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Basic Earnings Per Share
Net income	$105,073	$65,476	$248,542	$145,207

Basic weighted-average shares outstanding	32,687	31,973	32,594	31,796

Per share amounts	$3.21	$2.05	$7.63	$4.57

Diluted Earnings Per Share
Net income	$105,073	$65,476	$248,542	$145,207

Basic weighted-average shares outstanding	32,687	31,973	32,594	31,796
Stock options, net	1,499	1,361	1,502	1,285

Diluted weighted-average shares outstanding	34,186	33,334	34,096	33,081

Per share amounts	$3.07	$1.96	$7.29	$4.39

C. Stockholders’ Equity

     Stock Repurchase Program — In March 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 119,200 shares of MDC common stock in the 2004 second quarter and no shares in the first or third quarters, bringing the total shares repurchased to 2,699,600 and leaving 1,650,400 shares available to be repurchased as of September 30, 2004 under this program. The per share prices, including commissions, for the 119,200 shares repurchased averaged $57.15. At September 30, 2004, the Company held 72,000 shares of treasury stock with an average purchase price of $57.16 per share.

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

     Stock-Based Compensation — The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and nine months ended September 30, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$105,073	$65,476	$248,542	$145,207
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(1,966)	(1,871)	(5,238)	(5,343)

Pro forma net income	$103,107	$63,605	$243,304	$139,864

Earnings per share
Basic as reported	$3.21	$2.05	$7.63	$4.57

Basic pro forma	$3.15	$1.99	$7.46	$4.40

Diluted as reported	$3.07	$1.96	$7.29	$4.39

Diluted pro forma	$3.02	$1.91	$7.14	$4.23

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

Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Total Interest Incurred
Corporate and homebuilding	$8,406	$6,099	$23,481	$20,514
Financial services	521	576	1,324	1,557

Total interest incurred	$8,927	$6,675	$24,805	$22,071

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$22,023	$20,590	$20,043	$17,783
Interest incurred	8,406	6,099	23,481	20,514
Interest expense	—	—	—	—
Previously capitalized interest included in cost of sales	(7,175)	(6,624)	(20,270)	(18,232)

Interest capitalized in homebuilding inventory, end of period	$23,254	$20,065	$23,254	$20,065

Financial Services Net Interest Income
Interest income	$1,513	$1,840	$4,147	$4,854
Interest expense	(521)	(576)	(1,324)	(1,557)

Net interest income	$992	$1,264	$2,823	$3,297

E. Warranty Reserves

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accrued liabilities in the condensed consolidated balance sheets, and totaled $61,269,000 and $51,068,000, respectively, at September 30, 2004 and December 31, 2003. Warranty expense was $10,209,000 and $28,283,000 for the three and nine months ended September 30, 2004, compared with $10,422,000 and $28,576,000 for the same periods in 2003. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 200% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the nine months ended September 30, 2004 is shown below (in thousands).

Warranty reserve balance at December 31, 2003	$51,068
Warranty expense provision	28,283
Warranty cash payments, net	(18,082)

Warranty reserve balance at September 30, 2004	$61,269

F. Information on Business Segments

     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Homebuilding
Revenues
Home sales	$1,007,134	$779,457	$2,615,100	$2,005,471
Land sales	1,839	1,175	1,839	1,298
Other revenues	2,419	2,094	6,686	4,289

Total Homebuilding Revenues	1,011,392	782,726	2,623,625	2,011,058

Home cost of sales	723,240	585,970	1,898,158	1,529,557
Land cost of sales	1,316	755	1,316	842
Marketing expenses	49,856	42,453	137,677	115,678
General and administrative expenses	43,889	35,427	127,453	97,058

Total Homebuilding Expenses	818,301	664,605	2,164,604	1,743,135

Homebuilding Operating Profit	193,091	118,121	459,021	267,923

Financial Services
Revenues
Net interest income	993	1,264	2,823	3,297
Origination fees	6,801	5,812	17,464	15,706
Gains on sales of mortgage servicing	406	444	1,543	1,607
Gains on sales of mortgage loans, net	5,595	7,924	16,905	24,021
Mortgage servicing and other	832	578	2,287	1,717

Total Financial Services Revenues	14,627	16,022	41,022	46,348
General and administrative expenses	9,054	8,780	27,647	22,940

Financial Services Operating Profit	5,573	7,242	13,375	23,408

Total Operating Profit	198,664	125,363	472,396	291,331

Corporate
Expenses related to debt redemption	—	—	—	(9,315)
Interest and other revenues	110	158	569	584
General and administrative expenses	(27,905)	(18,159)	(67,991)	(44,467)

Net Corporate Expenses	(27,795)	(18,001)	(67,422)	(53,198)

Income Before Income Taxes	$170,869	$107,362	$404,974	$238,133

G. Commitments and Contingencies

     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At September 30, 2004, MDC had outstanding approximately $294,689,000 of performance bonds and issued $83,378,000 of letters of credit, including $19,649,000 issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

H. Senior Notes and Lines of Credit

     Lines of Credit – The Company has an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations (the “Homebuilding Line”). In April 2004, the Company renewed the Homebuilding Line, increasing the aggregate commitment amount from $600,000,000 to $700,000,000, increasing the maximum amount available to $850,000,000 upon the Company’s request, subject to receipt of additional commitments from existing or additional participating lenders, and extending the maturity date to April 7, 2009. Pursuant to the terms of the Homebuilding Line, a term-out of the credit facility may commence prior to April 7, 2009 under certain circumstances. At September 30, 2004, the Company had $120,000,000 of borrowings and $62,289,000 in letters of credit issued under the Homebuilding Line.

     At September 30, 2004, the Company’s mortgage lending bank line of credit (the “Mortgage Line”) had a borrowing limit of $175,000,000. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended by the First Amendment dated as of February 27, 2004 and the Second Amendment dated as of September 28, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2004, $74,486,000 was borrowed and an additional $25,747,000 was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     The Company’s debt obligations as of September 30, 2004 and December 31, 2003 are as follows (in thousands):

	September 30,	December 31,
	2004	2003
7% senior notes due 2012	$148,656	$148,565
5 ½% senior notes due 2013	349,191	349,135

Total Senior notes	497,847	497,700
Homebuilding Line	120,000	—
Notes payable	—	2,479

Total Corporate and Homebuilding Debt	617,847	500,179
Mortgage Line	74,486	79,240

Total Debt	$692,333	$579,419

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

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
September 30, 2004
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$27,444	$—	$—	$—	$27,444
Investments in and advances to parent and subsidiaries	415,595	1,018	(4,153)	(412,460)	—
Other assets	81,029	236	(1,278)	—	79,987

	524,068	1,254	(5,431)	(412,460)	107,431

Homebuilding
Cash and cash equivalents	—	19,614	3,780	—	23,394
Home sales and other accounts receivable	—	48,866	1,430	(26,987)	23,309
Inventories, net
Housing completed or under construction	—	1,104,240	—	—	1,104,240
Land and land under development	—	938,989	—	—	938,989
Other assets	—	93,946	26,127	—	120,073

	—	2,205,655	31,337	(26,987)	2,210,005

Financial Services	—	—	149,672	—	149,672

Total Assets	$524,068	$2,206,909	$175,578	$(439,447)	$2,467,108

LIABILITIES
Corporate
Accounts payable and accrued expenses	$101,275	$337	$48	$(12,650)	$89,010
Advances and notes payable — parent and subsidiaries	(1,338,118)	1,323,705	14,413	—	—
Income taxes payable	(119,469)	147,477	3,805	—	31,813
Senior notes, net	497,847	—	—	—	497,847

	(858,465)	1,471,519	18,266	(12,650)	618,670

Homebuilding
Accounts payable and accrued expenses	—	355,891	13,822	—	369,713
Line of credit	120,000	—	—	—	120,000

	120,000	355,891	13,822	—	489,713

Financial Services	—	—	109,311	(14,337)	94,974

Total Liabilities	(738,465)	1,827,410	141,399	(26,987)	1,203,357

STOCKHOLDERS’ EQUITY	1,262,533	379,499	34,179	(412,460)	1,263,751

Total Liabilities and Stockholders’ Equity	$524,068	$2,206,909	$175,578	$(439,447)	$2,467,108

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

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)

Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,009,785	$1,779	$(172)	$1,011,392
Financial services	—	—	14,627	—	14,627
Corporate	102	—	8	—	110
Equity in earnings of subsidiaries	102,649	—	—	(102,649)	—

Total Revenues	102,751	1,009,785	16,414	(102,821)	1,026,129

COSTS AND EXPENSES
Homebuilding	120	847,826	(510)	(29,135)	818,301
Financial services	—	—	9,054	—	9,054
Corporate	27,905	—	—	—	27,905
Corporate and homebuilding interest	(29,135)	—	—	29,135	—

Total Expenses	(1,110)	847,826	8,544	—	855,260

Income before income taxes	103,861	161,959	7,870	(102,821)	170,869
Provision for income taxes	183	(62,988)	(2,991)	—	(65,796)

NET INCOME	$104,044	$98,971	$4,879	$(102,821)	$105,073

Three Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$781,600	$1,256	$(130)	$782,726
Financial services	—	—	16,022	—	16,022
Corporate	151	—	7	—	158
Equity in earnings of subsidiaries	64,496	—	—	(64,496)	—

Total Revenues	64,647	781,600	17,285	(64,626)	798,906

COSTS AND EXPENSES
Homebuilding	466	686,563	(130)	(22,294)	664,605
Financial services	—	—	8,780	—	8,780
Corporate	18,159	—	—	—	18,159
Corporate and homebuilding interest	(22,294)	—	—	22,294	—

Total Expenses	(3,669)	686,563	8,650	—	691,544

Income before income taxes	68,316	95,037	8,635	(64,626)	107,362
Provision for income taxes	(394)	(38,076)	(3,416)	—	(41,886)

NET INCOME	$67,922	$56,961	$5,219	$(64,626)	$65,476

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$2,619,219	$4,882	$(476)	$2,623,625
Financial services	—	—	41,022	—	41,022
Corporate	549	—	20	—	569
Equity in earnings of subsidiaries	245,289	—	—	(245,289)	—

Total Revenues	245,838	2,619,219	45,924	(245,765)	2,665,216

COSTS AND EXPENSES
Homebuilding	695	2,238,853	(1,211)	(73,733)	2,164,604
Financial services	—	—	27,647	—	27,647
Corporate	67,991	—	—	—	67,991
Corporate and homebuilding interest	(73,733)	—	—	73,733	—

Total Expenses	(5,047)	2,238,853	26,436	—	2,260,242

Income before income taxes	250,885	380,366	19,488	(245,765)	404,974
Provision for income taxes	(1,643)	(147,477)	(7,312)	—	(156,432)

NET INCOME	$249,242	$232,889	$12,176	$(245,765)	$248,542

Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$2,008,395	$2,955	$(292)	$2,011,058
Financial services	—	—	46,348	—	46,348
Corporate	561	—	23	—	584
Equity in earnings of subsidiaries	142,268	—	—	(142,268)	—

Total Revenues	142,829	2,008,395	49,326	(142,560)	2,057,990

COSTS AND EXPENSES
Homebuilding	460	1,804,998	(121)	(62,202)	1,743,135
Financial services	—	—	22,940	—	22,940
Expenses related to debt redemption	9,315	—	—	—	9,315
Corporate	44,467	—	—	—	44,467
Corporate and homebuilding interest	(62,202)	—	—	62,202	—

Total Expenses	(7,960)	1,804,998	22,819	—	1,819,857

Income before income taxes	150,789	203,397	26,507	(142,560)	238,133
Provision for income taxes	(1,312)	(81,237)	(10,377)	—	(92,926)

NET INCOME	$149,477	$122,160	$16,130	$(142,560)	$145,207

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
(Unaudited)
Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$26,609	$(237,396)	$17,030	$(475)	$(194,232)

Net cash used in investing activities	(22,741)	(4,012)	(330)	—	(27,083)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(244,670)	254,687	(10,017)	—	—
Lines of credit
Advances	1,388,500	—	—	—	1,388,500
Principal payments	(1,268,500)	—	(4,754)	—	(1,273,254)
Dividend payments	(14,116)	—	—	475	(13,641)
Stock repurchases	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	6,040	—	—	—	6,040

Net cash provided by (used in) financing activities	(139,558)	254,687	(14,771)	475	100,833

Net increase (decrease) in cash and cash equivalents	(135,690)	13,279	1,929	—	(120,482)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$27,443	$19,614	$6,026	$—	$53,083

Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$80,907	$(146,409)	$88,256	$(292)	$22,462

Net cash used in investing activities	(1,413)	(2,540)	(622)	—	(4,575)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(132,575)	151,561	(18,986)	—	—
Lines of credit
Advances	1,873,500	—	—	—	1,873,500
Principal payments	(1,773,500)	—	(67,942)	—	(1,841,442)
Senior notes
Proceeds from issuance	147,279	—	—	—	147,279
Repurchase	(175,000)	—	—	—	(175,000)
Premium on repurchase	(7,329)	—	—	—	(7,329)
Dividend payments	(8,429)	—	—	292	(8,137)
Stock repurchases	(26,731)	—	—	—	(26,731)
Proceeds from exercise of stock options	12,782	—	—	—	12,782

Net cash provided by (used in) financing activities	(90,003)	151,561	(86,928)	292	(25,078)

Net increase (decrease) in cash and cash equivalents	(10,509)	2,612	706	—	(7,191)
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	—	28,942

End of year	$12,655	$6,783	$2,313	$—	$21,751

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

RESULTS OF OPERATIONS

Overview

     Our third quarter net income, earnings per share and revenues were the highest for any quarter in our 32-year history. Contributing to these results was a $32,700 increase in average selling price and all-time quarterly highs for Home Gross Margins (as defined below) and home closings. Demand was strong in most of our markets in the 2004 third quarter, as we received 2,925 home orders. These home orders enabled us to accumulate a third quarter-end backlog of 8,166 homes.

     The improvements in our earnings and revenues for the third quarter primarily were driven by organic growth in our long-standing markets. The strong demand for new homes earlier in the year in our Nevada, Arizona and California markets resulted in substantial improvements to our Home Gross Margins in each of these markets for both the 2004 three and nine month periods compared to 2003, especially in Nevada. Additionally, significant increases in our average selling prices in Nevada, Virginia and California contributed to the significant increases in revenues and Home Gross Margins. However, this demand has caused and may continue to cause increases in the cost of land used by our homebuilding operations in some or all of these markets. These factors may adversely affect the Company’s future Home Gross Margins.

     We experienced a reduced year-over-year level of home orders in Las Vegas in the 2004 third quarter. This primarily resulted from a decline in the rate of home orders to six homes per month per community from almost 12 homes per month in the same period in 2003. Nevertheless, the market for new homes in Las Vegas in our price points remained solid. We generally maintained the significant home price increases realized earlier in the year in our Las Vegas communities, and continued to increase prices in certain communities, albeit at a much slower rate. Also, our sales incentives in Las Vegas during the 2004 third quarter, while higher than in previous quarters, were consistent with levels in most of our better markets. And we experienced only modest increases in our finished unsold homes.

     As we prepare for future growth, we plan to capitalize on expansion opportunities, both in our existing markets and in new markets. Our approach includes efforts to increase our share of the markets we have served for many years while, at the same time, building a significant presence in the markets we recently entered and exploring other opportunities to expand our geographic locations. Our commitment to this approach is evidenced in part by our acquisition, in the 2004 third quarter, of control of approximately 2,000 residential lots in Jacksonville, Florida from Watson Home Builders, Inc. and more than 600 residential lots from Patriot Homes, LLC, and others, in southern New Jersey. These two acquisitions have enabled us to expand significantly our geographic presence in two of the strongest markets for new homes in the country. In addition, we established a new homebuilding division in the Inland Empire in Southern California, our fourth in the region, led by management experienced in that market. Through our diversified expansion effort, we have increased our controlled lot supply to nearly 40,000 at quarter-end (excluding lots in work-in-process), an increase of over 74% from September 30, 2003. This supply of lots will support our growth plans and is consistent with our objective of maintaining approximately a two-year supply of lots. See “Forward-Looking Statements” below.

     Our financial position remained strong throughout the third quarter of 2004. Our stockholders’ equity at September 30, 2004 increased by 34% year-over-year to $1.26 billion, or $38.47 per outstanding share, and our September 30, 2004 ratio of debt-to-capital, net of cash, was 0.31. In addition, we ended the quarter with approximately $575 million in unrestricted cash and available borrowing capacity, which can be used to fund our growth. We further enhanced our financial flexibility with the expansion of our shelf registration to $1.0 billion, with $500 million earmarked for our recently announced medium term notes program. This program should enhance our ability to react to opportunities in the capital markets with a wide variety of pricing and terms that better match our short-term and long-term objectives.

Consolidated Results

     The following discussion for both consolidated results of operations and segment results refers to the three and nine months ended September 30, 2004, compared with the same periods in 2003. The table below summarizes MDC’s results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of a 10% stock dividend declared on February 23, 2004.

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Revenues	$1,026,129	$798,906	$227,223	28%	$2,665,216	$2,057,990	$607,226	30%
Income Before Income Taxes	$170,869	$107,362	$63,507	59%	$404,974	$238,133	$166,841	70%
Net Income	$105,073	$65,476	$39,597	60%	$248,542	$145,207	$103,335	71%
Earnings Per Share:
Basic	$3.21	$2.05	$1.16	57%	$7.63	$4.57	$3.06	67%
Diluted	$3.07	$1.96	$1.11	57%	$7.29	$4.39	$2.90	66%

     The increases in revenues for the third quarter and first nine months of 2004 primarily were due to higher homebuilding revenues resulting from an increase in home closings to 3,558 and 9,553, respectively, compared with 3,113 and 7,837, respectively, for the same periods in 2003. Also contributing to the higher revenues were increases in the average selling prices per home closed of $32,700 and $17,800, respectively, for the three and nine months ended September 30, 2004, compared with the same periods in 2003.

     The increases in income before income taxes for the three and nine-month periods were the result of increased operating profits from our homebuilding segment, partially offset by lower operating profits from our financial services segment and higher corporate general and administrative expenses. The increases in homebuilding segment profits primarily resulted from the higher home closings and average selling prices described above, as well as increases in Home Gross Margins (as defined below) of 340 basis points and 370 basis points for the three and nine-month periods, respectively. Financial services segment profits decreased primarily due to lower gains on sales of mortgage loans and higher general and administrative expenses associated with HomeAmerican’s expanded loan origination activity.

Homebuilding Segment

     The tables below set forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Home Sales Revenues	$1,007,134	$779,457	$227,677	29%	$2,615,100	$2,005,471	$609,629	30%
Operating Profit	$193,091	$118,121	$74,970	63%	$459,021	$267,923	$191,098	71%
Average Selling Price Per Home Closed	$283.1	$250.4	$32.7	13%	$273.7	$255.9	$17.8	7%
Home Gross Margins	28.2%	24.8%	3.4%		27.4%	23.7%	3.7%
Orders For Homes, net (units)
Arizona	951	757	194	26%	3,104	2,667	437	16%
California	311	440	(129)	-29%	1,764	1,481	283	19%
Colorado	521	525	(4)	-1%	1,811	2,008	(197)	-10%
Florida	93	3	90	—	292	3	189	—
Illinois	5	—	5	—	8	—	8	—
Maryland	52	82	(30)	-37%	255	308	(53)	-17%
Nevada	454	704	(250)	-36%	2,411	2,061	350	17%
Philadelphia/ Delaware Valley	1	—	1	—	1	—	1	—
Texas	152	75	77	103%	647	194	453	234%
Utah	187	106	81	76%	573	292	281	96%
Virginia	198	218	(20)	-9%	720	926	(206)	-22%

Total	2,925	2,910	15	1%	11,586	9,940	1,646	17%

Homes Closed (units)
Arizona	808	833	(25)	-3%	2,343	2,067	276	13%
California	631	503	128	25%	1,642	1,418	224	16%
Colorado	583	736	(153)	-21%	1,603	1,970	(367)	-19%
Florida	96	12	84	700%	251	12	239	—
Maryland	90	70	20	29%	251	214	37	17%
Nevada	690	578	112	19%	1,887	1,359	528	39%
Texas	222	56	166	296%	440	95	345	363%
Utah	188	84	104	124%	416	193	223	116%
Virginia	250	241	9	4%	720	509	211	41%

Total	3,558	3,113	445	14%	9,553	7,837	1,716	22%

	September 30,	December 31,	September 30,
	2004	2003	2003
Backlog (units)
Arizona	2,094	1,333	1,676
California	1,241	1,119	985
Colorado	942	734	995
Florida	685	104	130
Illinois	8	—	—
Maryland	273	269	282
Nevada	1,410	886	1,052
Philadelphia/Delaware Valley	1	—	—
Texas	350	143	115
Utah	308	151	149
Virginia	854	854	893

Total	8,166	5,593	6,277

Backlog Estimated Sales Value	$2,480,000	$1,600,000	$1,650,000

Average Sales Price in Backlog	$303.7	$286.1	$262.9

Active Subdivisions
Arizona	30	38	42
California	21	26	22
Colorado	56	49	56
Florida	22	9	7
Illinois	1	—	—
Maryland	10	9	7
Nevada	26	17	18
Texas	24	11	8
Utah	22	11	8
Virginia	26	28	30

Total	238	198	198

Average for the quarter ended	226	200	192

Average for year-to-date	218	196	193

     Home Sales Revenues - The increases in home sales revenues were the result of increased home closings, as discussed below, for both the three and nine-month periods ended September 30, 2004, and increases in average selling prices, as discussed below.

     Homes Closed — Home closings were higher in the third quarter and first nine months of 2004, compared with the same periods in 2003, in all of our markets except Colorado and, for the third quarter, Arizona. Home closings for the 2004 periods increased significantly in California, Nevada and Virginia, primarily due to higher year-over-year Backlogs (as defined below) at the beginning of the respective 2004 periods, resulting from the strong demand for new homes in each of these markets. In addition, we closed a combined 506 homes and 1,107 homes, respectively, in the third quarter and first nine months of 2004 in Utah, Texas and Florida, new markets in which a total of only 152 homes and 300 homes, respectively, were closed during the comparable periods in 2003. We closed fewer homes in Colorado, primarily due to fewer active subdivisions in this market. Home closings were lower in Arizona in the third quarter of 2004, compared with the same period in 2003, primarily due to a reduction in active subdivisions.

     Average Selling Price Per Home Closed - The $32,700 increase in average selling price in the 2004 third quarter primarily is attributable to closing a greater number of homes in California, where average home selling prices are significantly above the Company average. In addition, we closed significantly more homes in Nevada, where our average selling price increased $72,900, or 39%, over the third quarter of 2003. For the first nine months of 2004, our average selling price increased $17,800 over 2003, primarily resulting from the items noted above, as well as closing a greater number of homes in Virginia, where our average home selling price is significantly above the Company average. These increases partially were offset by the impact of increased home closings in Arizona and our new markets of Utah, Texas and Florida, all of which had average selling prices that were more than $80,000 lower than the Company average. The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average Selling Price
Arizona	$192.9	$188.7	$192.1	$185.3
California	452.6	386.6	427.5	388.9
Colorado	264.0	248.4	264.7	255.3
Florida	182.3	182.7	179.5	182.7
Maryland	397.3	382.7	404.5	378.0
Nevada	258.3	185.4	232.6	184.4
Texas	155.0	162.9	158.1	159.2
Utah	180.1	172.6	177.8	173.9
Virginia	447.8	353.3	430.1	365.1
Company average	$283.1	$250.4	$273.7	$255.9

     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the third quarter and first nine months of 2004, compared with the same periods in 2003, primarily due to strong demand and increased selling prices in many of our markets, particularly in Nevada and Arizona. In addition, we closed an increased number of homes in Nevada, where we realized significantly higher Home Gross Margins than the Company average. The extraordinary demand for new homes that existed in Nevada earlier in the year resulted in substantial increases in selling prices in all of our price points in this market. These increases in Home Gross Margins partially were offset by the impact of a greater number of homes closed in the three and nine months ended September 30, 2004 in Utah, Texas and Florida, where Home Gross Margins were lower than the Company average.

     Future Home Gross Margins may be impacted adversely by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials (for example, lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, (for example, shortages of concrete recently have been experienced in certain markets), which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in Nevada and, to a lesser extent, in California and Arizona, and (6) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog - Home orders during the quarter and nine months ended September 30, 2004 particularly were strong in Arizona, up 26%, despite having fewer actively selling communities than a year ago, primarily due to the continued strong demand for new homes in this market. Home orders during the nine months ended September 30, 2004 also were strong in Nevada and California, primarily due to the strong demand for new homes in these markets earlier in the year. Also, we received a combined 432 home orders and 1,512 home orders, respectively, during the three and nine months ended September 30, 2004 from our newest markets in Utah, Texas and Florida. Home orders were lower in Nevada and California during the quarter, as the extraordinary demand experienced in a number of communities in these markets over the last year is slowing. Colorado home orders were lower for the quarter and nine months ended September 30, 2004, compared with the same periods in 2003, primarily resulting from a reduction in the number of our active Colorado subdivisions. In addition, we intentionally slowed the pace of new orders over the last several months in certain of our communities in Virginia and Maryland, two of the country’s strongest markets for new homes, to allow construction to catch-up with our backlog of homes sold but not started in these markets.

     Home orders received during the first nine months of 2004 contributed to the 30% increase in homes under contract but not yet delivered (“Backlog”) at September 30, 2004 to 8,166 units with an estimated sales value of $2.48 billion, compared with the Backlog of 6,277 units with an estimated sales value of $1.65 billion at September 30, 2003. Assuming no significant change in market conditions or mortgage interest rates, we expect approximately 70% to 75% of our September 30, 2004 Backlog to close under existing sales contracts during the fourth quarter of 2004 and first quarter of 2005. The balance of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled approximately $49.9 million and $137.7 million, respectively, for the quarter and nine months ended September 30, 2004, compared with $42.5 million and $115.7 million, respectively, for the same periods in 2003. The respective increases in 2004 primarily were due to increases for the third quarter and first nine months of 2004, compared with the same periods in 2003, of (1) $4.5 million and $14.8 million in sales commissions resulting from our higher home sales revenues; (2) $0.9 million and $2.7 million for salaries and benefits attributable to our expanding homebuilding operations in new and existing home markets; and (3) $0.7 million and $3.1 million for product advertising.

     General and Administrative - General and administrative expenses increased to $43.9 million and $127.5 million, respectively, during the third quarter and first nine months of 2004, compared with $35.4 million and $97.1 million, respectively, for the same periods in 2003, primarily due to higher compensation, related benefits and other costs associated with expanded operations in most of our existing markets, and in all of our newer markets in Philadelphia/Delaware Valley, Florida, Texas, Utah and Illinois.

     Title Operations - American Home Title provides title agency services to MDC homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. We continue to evaluate opportunities to provide title agency services in our other markets. Income before income taxes from title operations was $1.3 million and $3.2 million, respectively, for the quarter and nine months ended September 30, 2004, compared with $0.8 million and $2.0 million, respectively, for the same periods in 2003.

Land Inventory

     The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total non-refundable option deposits (dollars in thousands).

	September 30,	December 31,	September 30,
	2004	2003	2003
Arizona	$129,969	$89,950	$83,142
California	249,460	239,714	228,557
Colorado	122,178	105,223	106,354
Florida	22,015	12,116	3,793
Illinois	22,909	—	—
Maryland	63,561	53,483	52,185
Nevada	192,722	129,554	127,491
Philadelphia/Delaware Valley	8,416	—	—
Texas	19,191	16,420	7,895
Utah	35,959	22,548	19,609
Virginia	72,609	94,561	91,359

Total	$938,989	$763,569	$720,385

Total Lots Owned (excluding lots in work-in-process)	19,909	16,351	16,283
Total Lots Controlled Under Option	20,060	12,251	6,663

Total Lots Owned and Controlled (excluding lots in work-in-process)	39,969	28,602	22,946

Non-refundable Option Deposits
Cash	$33,748	$17,089	$12,192
Letters of Credit	16,730	8,225	6,295

Total Non-refundable Option Deposits	$50,478	$25,314	$18,487

Financial Services Segment

     Mortgage Lending Operations - The table below sets forth information relating to HomeAmerican’s operations (in thousands).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2004	2003	Amount	%	2004	2003	Amount	%
Mortgage loan origination fees	$6,801	$5,812	$989	17%	$17,464	$15,706	$1,758	11%
Gains on sales of mortgage servicing, net	$406	$444	$(38)	-9%	$1,543	$1,607	$(64)	-4%
Gains on sales of mortgage loans, net	$5,595	$7,924	$(2,329)	-29%	$16,905	$24,021	$(7,116)	-30%
Operating Profit	$5,040	$7,056	$(2,016)	-29%	$12,034	$22,760	$(10,726)	-47%
Principal amount of loans originated	$426,227	$405,985	$20,242	5%	$1,144,913	$1,094,780	$50,133	5%

Principal amount of loans brokered	$188,379	$122,286	$66,093	54%	$497,435	$253,760	$243,675	96%

Capture Rate	53%	62%			54%	66%

Including brokered loans	75%	80%			75%	80%

     The decreases in financial services operating profits for both the three and nine months ended September 30, 2004, compared to the same periods in 2003, primarily were due to a more competitive mortgage pricing environment, which contributed to lower gains on sales of mortgage loans. The lower gains primarily resulted from relative increases in originations of less-valuable adjustable rate mortgage loans, as well as brokering to third party mortgage companies a higher percentage of total loans processed in the two periods. Operating profits in the 2004 periods also were impacted by higher general and administrative expenses incurred to handle the higher volume of mortgage loan closings, as well as the record Backlog level of the homebuilding segment.

     The total principal amount of originated and brokered loans increased 16% and 22% in the third quarter and first nine months of 2004, compared with the same periods in 2003. These improvements primarily were due to the increases in homes closed by the homebuilding segment. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican for the three and nine months ended September 30, 2004. The number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings is defined as our Capture Rate. The declines in the Capture Rate for both the quarterly and nine-month periods primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from the significant decline in refinancing activity in the marketplace over the last year. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate.

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

     Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $27.9 million and $68.0 million, respectively, during the third quarter and first nine months of 2004, compared with $18.2 million and $44.5 million, respectively, for the same periods in 2003. The increases in 2004 for both the three and nine months ended September 30, 2004, primarily were due to greater compensation-related costs principally resulting from our higher profitability and our expanded level of operations and, for the nine-month period, a $3.0 million increase in charitable contributions to the M.D.C. Holdings, Inc. Charitable Foundation.

     Income Taxes – The decline in MDC’s overall effective income tax rate primarily was due to the impact of reduced effective rates for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have a registration statement, declared effective by the Securities and Exchange Commission (“SEC”) on September 7, 2004, allowing us to issue equity, debt or hybrid securities in an aggregate amount up to $1.0 billion, with $500 million earmarked for our recently announced medium term notes program.

Capital Resources

     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012 (the “7% Senior Notes”), 5 ½% senior notes due 2013 (the “5 ½% Senior Notes”), medium term notes program and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Other

     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During April 2004, we renewed the Homebuilding Line, increasing the aggregate commitment amount to $700 million and extending the maturity date to April 7, 2009. In addition, the facility’s provision for letters of credit was increased to an available aggregate amount of $350 million. The facility permits an increase in the maximum commitment amount to $850 million upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At September 30, 2004, there were $120 million of borrowings and $62.3 million in letters of credit outstanding under the Homebuilding Line.

     Mortgage Lending - Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended by the First Amendment dated as of February 27, 2004 and the Second Amendment dated as of September 28, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At September 30, 2004, $74.5 million was borrowed and an additional $25.7 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants and are not aware of any covenant violations. The agreements for our Homebuilding Line and Mortgage Line and the indentures for our senior notes are on file with the SEC and are listed in the exhibit index in Part IV of our Annual Report on Form 10-K for our fiscal year ended December 31, 2003, the exhibit index in Part II of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and in the Current Report on Form 8-K dated April 12, 2004.

     The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $776,018,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy the financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $485,011,000; (2) 50% of the quarterly consolidated net income of “borrower” and the “guarantors” earned after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants and are not aware of any covenant violations.

     Our senior notes are not secured and the senior notes indentures do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Program

     On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under our stock repurchase program to 4,350,000 shares. We repurchased a total of 119,200 shares of MDC common stock in the 2004 second quarter and no shares in the first or third quarters, bringing the total shares repurchased to 2,699,600 and leaving 1,650,400 shares available to be repurchased as of September 30, 2004 under this program. The per share prices, including commissions, for the 119,200 shares repurchased averaged $57.15. At September 30, 2004, we held 72,200 shares of treasury stock with an average purchase price of $57.16 per share.

Consolidated Cash Flow

     During the first nine months of 2004, we used $194.2 million of cash in our operating activities. Cash used to build homebuilding assets in support of our expanding homebuilding activities partially was provided by net income before depreciation and amortization and an increase in accounts payable and accrued liabilities. In addition, net borrowings of $115.2 million on our bank lines of credit assisted us in financing these operating cash requirements, as well as the repurchase of 119,200 shares of common stock for $6.8 million, the $13.6 million payment of dividends and payments for the purchase of property and equipment of $27.1 million, including a corporate aircraft, computer equipment and office furniture.

     During the first nine months of 2003, we generated $22.5 million of cash from our operating activities. Cash provided by net income before depreciation, amortization and expenses related to debt redemption and the sale of mortgage loans partially was offset by cash used to build net homebuilding assets in support of our expanding homebuilding activities. We had net borrowings of $32.1 million and utilized these borrowings and operating cash flows to repurchase 727,100 shares of stock for $26.7 million and for the payment of dividends. Also, during the second quarter of 2003, we issued the 5 ½% Senior Notes with a $150 million principal amount at a discount of $2.7 million, and redeemed all $175 million principal amount of its 8 3/8% Senior Notes. We paid a premium of $7.3 million on the redemption.

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

     Our business also is significantly affected by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Nevada reached unprecedented levels during the first five months of 2004. This extraordinary demand, which has diminished in recent months, resulted in a substantial increase in new home sales and has driven the market’s median home price to $279,000 at September 30, 2004, compared with $222,600 at September 30, 2003, according to a publication from Home Builders Research, Inc. Our average home selling price in Nevada, along with our Home Gross Margins, also increased significantly in the third quarter of 2004, compared with the same period in 2003, without a substantial change in product mix.

     We have increased our market share in Las Vegas to become the second-largest homebuilder in that market, based on sales, according to Southern Nevada Home Builder Association. As a result, we are well-positioned to continue to take advantage of the demand for new homes in that market. Nevertheless, we have continued to follow our disciplined strategy of controlling approximately a two-year supply of land in this market. Recently, we have experienced a decline in the rate of home orders in Las Vegas, but generally were able to sustain significant home price increases realized earlier in the year, and continued to increase prices in certain communities, albeit at a much slower rate. If demand for new homes in Las Vegas were to continue to decline in the future, our financial results potentially could be impacted by the recent significant appreciation in land, which could adversely affect our Home Gross Margins. See “Forward-Looking Statements” below.

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

OTHER

Forward-Looking Statements

     Certain statements in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2003, as well as statements made by the Company in periodic press releases, oral statements made by the Company’s officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those listed below:

•	General Economic and Business Conditions — Changes in national, regional and local economic conditions, as well as changes in consumer confidence and preferences, can have a negative impact on our business.

•	Interest Rate Changes — Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing.

•	Changes in Federal Lending Programs — The availability of mortgage financing under federal lending programs is an important factor in our business. Any change in the availability of this financing could reduce our home sales and mortgage lending volume.

•	Availability of Capital — Our ability to grow our business is dependent on our ability to generate or obtain capital. Increases in interest rates and changes in the capital markets could increase our costs of borrowing or reduce the availability of funds.

•	Competition — The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources.

•	The Availability and Cost of Land, Labor and Materials — Our operations depend on our ability to continue to obtain land, labor and materials at reasonable prices. Changes in the general availability or cost of these items may hurt our ability to build homes and develop new residential communities.

•	The Availability and Cost of Performance Bonds and Insurance — Our operations also are affected by our ability to obtain performance bonds and insurance at reasonable prices. Changes in the availability and cost of bonds and insurance can adversely impact our business operations.

•	Weather and Geology — The climates and geology of many of the states in which we operate present increased risks of natural disasters and adverse weather. To the extent that such events occur, our business may be adversely affected.

•	Governmental Regulation and Environmental Matters — Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including environmental laws, moratoriums on utility availability, growth restrictions, zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws.

•	Product Liability Litigation and Warranty Claims — As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, that can be costly and adversely affect our business.

•	Other Factors — Other factors over which the Company has little or no control, such as required accounting changes and terrorist acts and other acts of war, can also adversely affect us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the 2003 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - Management recognizes its responsibility for maintaining effective internal controls and disclosure controls and procedures (the controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accurately recorded, processed, summarized and reported within the required time periods). We have procedures in place for gathering the information that is needed to enable us to file required reports with the Securities and Exchange Commission (“SEC”). We have a group of officers which is responsible for reviewing all quarterly and annual SEC reports. This group consists of most of MDC’s senior management, including its chief financial officer, general counsel, treasurer and all homebuilding and mortgage lending presidents and vice presidents of finance.

     An evaluation of the effectiveness of the design and operation of our internal controls and disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2004.

     (b) Changes in internal control over financial reporting - Our evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     The Company previously purchased 63 lots within the former Lowry Air Force Base, in an area known as the Northwest Neighborhood, in Denver, Colorado. As of September 30, 2004, the Company had sold homes on all 63 lots, completed construction of homes on 51 of these lots, closed 51 of the homes, and commenced construction on the remaining 12 lots. Asbestos, believed to have resulted from historic activities of the United States Air Force, has been discovered in this area. In August 2003, the Colorado Department of Public Health and Environment issued a Final Response Plan imposing requirements to remediate the asbestos. Through September 30, 2004, the Company had expended approximately $3.5 million in sampling and remediation costs and currently projects the total costs of these efforts to be approximately $3.6 million. Remediation of all 63 lots had been completed by the Company as of September 30, 2004. The Company has notified the Air Force and United States Department of Defense of their responsibility to reimburse the Company for all costs associated with the asbestos. Those agencies currently dispute their responsibility to reimburse the Company and the other land owners. The Company is evaluating available legal remedies to recover costs associated with the asbestos.

     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“Richmond”), alleging that Richmond violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of Richmond’s development sites. In its complaint, the EPA sought civil penalties against Richmond in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against Richmond for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA recently has inspected a number of sites under development by Richmond affiliates in Virginia, Maryland and Arizona and claims to have found additional stormwater permit violations. Richmond has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

     The Sacramento Office of the United States Army Corps of Engineers (the “Corps”) has notified Richmond American Homes of California, Inc. (“Richmond”) of alleged violations of the Clean Water Act at two sites in northern California involving disturbance of isolated vernal pools and associated wetlands. The Corps is prepared to recommend a penalty of $82,500 for the alleged violations and provision for a mitigation plan. Richmond has substantial defenses to the allegations and is actively discussing settlement with the Corps.

     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table discloses the Company’s common stock repurchased that occurred during the nine months ended September 30, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total number of	Average Price	Announced Plans	Under the Plans or
Period	shares purchased	Paid per Share	or Programs (a)	Programs
May 7, 2004 -
May 12, 2004	119,200	$57.15	2,699,600	1,650,400

(a) On March 24, 2003, MDC’s board of directors authorized the repurchase of up to 4,350,000 shares of MDC’s common stock. The Company repurchased 119,200 shares during the second quarter of 2004 and no shares in the first or third quarters. As of September 30, 2004, the Company had 1,650,400 shares available to be repurchased under the program.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to shareowners during the third quarter of 2004.

Item 5. Other Information

     On October 25, 2004, the Company’s board of directors declared a cash dividend of $0.15 per share for the quarter ended September 30, 2004. The dividend is to be paid on November 23, 2004 to shareowners of record on November 9, 2004. Future dividend payments are subject to the discretion of the Company’s board of directors.

Item 6. Exhibits

Exhibit:

10.1	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.