Form 10-K
period 2004-12-31
MDC HOLDINGS INC
filed 2005-02-17
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission file number 1-08951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3600 South Yosemite Street, Suite 900	80237
Denver, Colorado	(Zip code)
(Address of principal executive offices)

(303) 773-1100
(Registrant’telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange/The Pacific Stock Exchange
7% Senior Notes due December 2012	New York Stock Exchange
5 1/2% Senior Notes due May 2013	New York Stock Exchange
5 3/8% Senior Notes due December 2014	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $1.495 billion. Computation is based on the closing sales price of $48.93 per share of such stock on the New York Stock Exchange on June 30, 2004, the last business day of the Registrant’s most recently completed second quarter.

     As of January 31, 2005, the number of shares outstanding of Registrant’s common stock was 43,328,000.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference from the Registrant’s 2004 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2004
_______________

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Item 1. Business.

     (a) General Development of Business

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-K and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that sell and build homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware.

     The following is a summary of our history:

1972	-	We were founded as Mizel Development Corporation and completed initial public offering.

1977	-	Created Richmond Homes Limited and entered the Colorado homebuilding market.

1983	-	Created HomeAmerican Mortgage Corporation, entered the Arizona homebuilding market through the acquisition of Cavalier Homes of Arizona and entered the Florida* homebuilding market through the acquisition of Olin American of Florida.

1985	-	Entered the Northern and Southern California homebuilding markets and expanded these operations through the acquisition of Ponderosa Homes of Southern California.

1986	-	Entered the Texas* and suburban Washington D.C., including Maryland and Virginia, homebuilding markets through the acquisition of Wood Bros. Homes, Inc.

1987	-	Entered the Nevada homebuilding market.

1995	-	Expanded our Southern California operations through the purchase of the assets of Mesa Homes, thereby significantly increasing our presence in the Inland Empire.

1996	-	Expanded our Nevada operations through the purchase of the assets of Longford Homes.

2002	-	Entered the Utah homebuilding market and expanded our Nevada and Virginia operations through the purchase of the assets of John Laing Homes in these markets, and also re-entered the Texas homebuilding market.

2003	-	Entered the Pennsylvania and Illinois homebuilding markets, and re-entered the Florida homebuilding market through the purchase of the assets of Crawford Homes, Inc. in Jacksonville.

2004		Expanded our Florida operations through the purchase of the assets of Watson Home Builders, Inc. in Jacksonville and expanded our Pennsylvania/Delaware Valley operations by acquiring control of approximately 600 residential lots from Patriot Homes, LLC, and others, in southern New Jersey.

2005		Expanded our California operations by acquiring control of approximately 1,200 finished residential lots in the Central Valley of California from Del Valle Homes.

* We ceased homebuilding operations in Florida and Texas in 1988 and 1990, respectively, and re-entered in 2002 and 2003, respectively.

     (b) Available Information

     Our website is located at www.richmondamerican.com. This Form 10-K and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is electronically filed with the SEC, at http://www.investorrelations.richmondamerican.com/edgar.cfm.

     (c) Financial Information About Industry Segments

     Note B to the consolidated financial statements contains information regarding our business segments for each of the three years ended December 31, 2004, 2003 and 2002.

     (d) Narrative Description of Business

     Our business consists of two segments, homebuilding and financial services. In our homebuilding segment, our homebuilding subsidiaries build and sell primarily single-family detached homes, although we build some townhomes in Virginia and Maryland. Homes are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction. Our financial services segment consists of the operations of HomeAmerican and American Home Insurance. HomeAmerican is a full service mortgage lender with offices located in each of our markets and originates or brokers mortgage loans for approximately 75% of our homebuyers. As a result, HomeAmerican is an integral part of our business.

     The base prices for our homes primarily range from $100,000 to $600,000, although we also build homes with base prices above $1,400,000. The average sales price of our homes closed in 2004 and 2003 was $283,400 and $254,300, respectively. We maintain a balanced product offering in each of our markets, focusing on high quality design and construction of homes in most price points, targeting the largest homebuyer segments within a given market, which generally is the first-time and first-time move-up buyer. As a result, more than 80% of our homebuyers fall into these two categories.

     When opening a new homebuilding project, we generally acquire no more than a two-year supply of lots to avoid overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or paying in phases with cash. We also acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, composed of members of MDC’s senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about our land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

Homebuilding Segment.

     General. MDC, whose subsidiaries build homes under the name “Richmond American Homes,” is one of the largest homebuilders in the United States. We provide mortgage financing, primarily for our homebuyers, through our wholly owned subsidiary HomeAmerican. We are a major regional homebuilder with a significant presence in some of the country’s best housing markets. We are the largest homebuilder in Colorado; among the top five homebuilders in Northern Virginia, suburban Maryland, Phoenix, Tucson, Las Vegas and Salt Lake City; and among the top ten homebuilders in Jacksonville, Northern California and Southern California. We also have established operating divisions in Dallas/Fort Worth, Houston, West Florida, Philadelphia/Delaware Valley and Chicago. We believe a significant presence in these markets enables us to compete effectively for homebuyers, land acquisitions and subcontractor labor.

     Our operations are diversified geographically, as shown in the following table of home sales revenues by state for the years 2002 through 2004 (dollars in thousands).

	Total Home Sales Revenues			Percent of Total
	2004	2003	2002	2004	2003	2002
Arizona	$627,331	$547,697	$370,367	16%	19%	16%
California	1,078,063	748,337	645,700	27%	26%	29%
Colorado	614,919	675,236	731,211	16%	24%	32%
Florida	81,635	15,655	—	2%	1%	—
Illinois	994	—	—	0%	—	—
Maryland	161,561	112,975	84,913	4%	4%	4%
Nevada	676,252	383,659	227,319	17%	13%	10%
Texas	109,432	26,143	177	3%	1%	0%
Utah	113,579	48,331	16,936	3%	2%	1%
Virginia	468,247	293,295	183,668	12%	10%	8%

Total	$3,932,013	$2,851,328	$2,260,291	100%	100%	100%

     The financial information required by Item 1 is contained in Note B to the accompanying consolidated financial statements.

     Housing. We build homes in a number of basic series, each designed to appeal to a different segment of the homebuyer market. Within each series, we build several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon location, optional features and design specifications. The series of homes offered at a particular location are based on customer preference, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

     Design centers are located in most of our homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting options and upgrades on display at the design centers. Homebuyers can select finishes and upgrades soon after they decide to purchase a Richmond American home. The design centers also provide us with an additional source of revenue and profit. We recently have launched our new Home Gallery concept in the Denver area. These Home Galleries offer thousands of options for customizing a new home, including flooring; countertops; lighting and plumbing fixtures; cabinetry; paint; appliances; home entertainment, security and technology wiring; closet solutions and central vacuum systems. The Home Gallery color studios enable homebuyers to view selections that have been coordinated into color schemes by design consultants. The individualized process is designed to make design and upgrade decisions simpler. Another advantage of the Home Gallery is the ease with which homebuyers can visit to browse the design and upgrade options available before their appointment with a design consultant.

     We maintain limited levels of inventories of unsold homes in our markets. Unsold homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In order to mitigate the risk of carrying excess inventory, we have strict controls and limits on the number of our unsold homes under construction.

     Land Acquisition and Development. We purchase finished lots using option contracts, in phases or in bulk for cash. We also acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, we acquire finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize our investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow us to recover the higher cost of land through higher sales prices. See “Forward-Looking Statements” below. We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues.

     We have the right to acquire a portion of the land we will acquire in the future utilizing option contracts, in some cases on a “rolling” basis. Generally, in an option contract, we obtain the right to purchase lots in consideration for an option deposit. In the event we elect not to purchase the lots within a specified period of time, we forfeit the option deposit. Our option contracts do not contain provisions requiring specific performance. This practice limits our risk and avoids a greater demand on our liquidity. At December 31, 2004, we had the right to acquire 21,164 lots under option agreements with approximately $41.8 million in non-refundable cash option deposits and $22.1 million in letters of credit at risk. Because of increased demand for finished lots in certain of our markets, our ability to acquire lots using rolling options has been reduced or has become significantly more expensive.

     We own and have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We develop our land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit our risk in a particular project and to efficiently employ available liquidity. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” below.

     The table below shows the carrying value of land and land under development, by state, as of December 31, 2004, 2003 and 2002 (in thousands).

	December 31,
	2004	2003	2002
Arizona	$168,489	$89,950	$92,639
California	277,360	239,714	154,980
Colorado	139,554	105,223	140,930
Florida	27,926	12,116	—
Illinois	33,656	—	—
Maryland	69,523	53,483	21,892
Nevada	209,544	129,554	114,142
Philadelphia/Delaware Valley	28,916	—	—
Texas	19,420	16,420	5,559
Utah	35,104	22,548	12,984
Virginia	100,461	94,561	113,717

Total	$1,109,953	$763,569	$656,843

     The table below shows the number of lots owned and under option (excluding lots in housing completed or under construction), by state, as of December 31, 2004, 2003 and 2002.

	December 31,
	2004	2003	2002
Lots Owned
Arizona	5,657	2,902	3,356
California	2,646	2,733	2,473
Colorado	3,993	3,392	4,733
Florida	594	346	—
Illinois	508	—	—
Maryland	650	532	228
Nevada	3,916	3,634	3,254
Philadelphia/Delaware Valley	312	—	—
Texas	642	534	170
Utah	862	867	730
Virginia	980	1,411	2,018

Total	20,760	16,351	16,962

Lots Under Option
Arizona	5,494	2,356	584
California	1,782	779	983
Colorado	1,866	1,814	1,027
Florida	2,980	529	—
Illinois	203	—	—
Maryland	1,206	1,235	1,223
Nevada	1,859	1,725	1,137
Philadelphia/Delaware Valley	723	—	—
Texas	1,694	1,669	671
Utah	216	353	131
Virginia	3,141	1,791	1,239

Total	21,164	12,251	6,995

     Labor and Raw Materials. Generally, the materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for most of our materials and labor at a fixed price during the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins, or both. See “Forward-Looking Statements” below.

     Warranty. Our homes are sold with limited warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials (“general warranty”). Warranty reserves are initially established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including: (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

     Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditure incurred within 120 days of closing a home is recorded against the estimate to complete land development and home construction accrual, unless it is clear that the expenditure is a warranty claim. Expenditures incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the initial warranty reserves. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are evaluated in the aggregate to determine if an adjustment to housing cost of sales should be recorded.

     Seasonal Nature of Business. Our homebuilding business is seasonal to the extent that certain of our operations, especially in the northernmost markets, are subject to weather-related slowdowns. Delays in development and construction activities resulting from adverse weather conditions could increase our risk of buyer cancellations and contribute to higher costs for interest, materials and labor. In addition, homebuyer preferences and demographics influence the seasonal nature of our business. See “Forward-Looking Statements” below.

     Backlog. As of December 31, 2004 and 2003, homes under contract but not yet delivered (“Backlog”) totaled 6,505 and 5,593, respectively, with estimated sales values of $1.92 billion and $1.60 billion, respectively. Based on our past experience, assuming no significant change in market conditions and mortgage interest rates, we anticipate that approximately 70% to 75% of our December 31, 2004 Backlog will close under existing sales contracts during the first nine months of 2005. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below. The table below discloses, by market, our Backlog for the years ended December 31, 2004 and 2003 (dollars in thousands).

	December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Backlog (Units)
Arizona	2,143	1,333	810	61%
California	807	1,119	(312)	-28%
Colorado	692	734	(42)	-6%
Florida	638	104	534	513%
Illinois	18	—	18	N/A
Maryland	225	269	(44)	-16%
Nevada	746	886	(140)	-16%
Philadelphia/Delaware Valley	23	—	23	N/A
Texas	256	143	113	79%
Utah	289	151	138	91%
Virginia	668	854	(186)	-22%

Total	6,505	5,593	912	16%

Backlog Estimated Sales Value	$1,920,000	$1,600,000	$320,000	20%

Estimated Average Sales Price in Backlog	$295.2	$286.1	$9.1	3%

     In 2004, we experienced strong demand for homes in Arizona, where our Backlog significantly increased year-over-year. Additionally, our Backlog increased in Florida, in part resulting from the acquisition of certain assets of Crawford Homes, Inc. in 2003 and of Watson Home Builders, Inc. in 2004. In 2004, we slowed the pace of new home offerings in certain communities in Virginia by releasing fewer homes to the market to allow construction to catch up with the Backlog in this market.

     The 13% increase in orders for 2004 compared with 2003 was impacted by the extraordinary levels of demand experienced in Nevada and California during the first half of 2004. During the second half of 2004, we saw our overall level of net home orders decline to a level comparable to the same period in 2003. This decline was driven by Nevada and California, primarily due to a reduction in the number of net home orders per active community. Higher home order cancellations during the second half of 2004, compared with the same period in 2003, in both of these markets also contributed to the reduced number of net home orders. In addition, the net home orders received in California during the 2004 fourth quarter were impacted by a temporary reduction in the number of active communities, due in part to a higher than anticipated sales pace resulting from the exceptional demand for new homes in the state through the first half of 2004. Notwithstanding these changes in California and Nevada, we generally maintained the significant price increases realized in these markets earlier in the year.

     Marketing and Sales. Our homes are sold under various commission arrangements by our own sales personnel and by cooperating brokers and referrals in the realtor community. In marketing our homes, we primarily use on-site model homes, advertisements in local newspapers, radio, billboards and other signage, magazines and illustrated brochures. We also market our homes on our internet website, www.richmondamerican.com, and utilize a variety of other internet sites to advertise our homes and communities.

     Title Operations. American Home Title provides title agency services to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. AHT Reinsurance, Inc., a wholly-owned subsidiary of MDC, reinsures existing title insurance policies issued to our homebuyers in California, Nevada and Utah. We are evaluating opportunities to provide title agency services in our other markets.

     Competition. The homebuilding industry is fragmented and highly competitive. We compete with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We also compete with subdivision developers and land development companies when acquiring land.

     Mortgage Interest Rates. Our homebuilding operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages and, generally, will reduce home mortgage refinancing activity, which could negatively impact our business. We are unable to predict future changes in home mortgage interest rates or the impact such changes may have on our operating activities and results of operations. See “Forward-Looking Statements” below.

     Regulation. Our homebuilding operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See “Forward-Looking Statements” below.

     From time to time, various municipalities in which we operate restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which we operate have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, in general, we believe that we have, or can obtain, water and sewer taps and building permits for our land inventory and land held for development. See “Forward-Looking Statements” below.

     Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, we generally obtain an environmental site assessment for parcels of land that we acquire. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site’s location, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays, causing us to incur substantial compliance and other costs, and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See “Forward-Looking Statements” below.

     Bonds and Letters of Credit. In many cases, we are required to obtain bonds and letters of credit in support of our related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2004, we had issued and outstanding performance bonds and letters of credit totaling $306.8 million and $94.7 million, respectively, including $25.6 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, we would be obligated to reimburse the issuer of the bond or letter of credit. See “Forward-Looking Statements” below.

Financial Services Segment.

   Mortgage Lending Operations.

     General. HomeAmerican is a full-service mortgage lender and is the principal originator of mortgage loans for our homebuyers. Through office locations in each of our markets and a centralized loan origination center, HomeAmerican originates mortgage loans primarily for our homebuyers. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for our homebuyers.

     HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other private investor mortgage loans. HomeAmerican also is an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association (“GNMA”) and, as such, is subject to the rules and regulations of these organizations.

     Substantially all of the mortgage loans originated by HomeAmerican are sold to investors within 45 days of origination. We use HomeAmerican’s secured warehouse line of credit, other borrowings and Company generated funds to finance these mortgage loans until they are sold.

     Portfolio of Mortgage Loan Servicing. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies. The servicer is paid a fee to perform these services. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold “servicing released” (the servicing rights are included with the sale of the corresponding mortgage loans). In 2004, 51% of the mortgage loans were sold “servicing released”. The servicing rights on the remainder of the mortgage loans generally are sold under minibulk contracts within two months of the sale of the mortgage loan. HomeAmerican intends to continue selling servicing rights on all mortgage loans originated in the future. See “Forward-Looking Statements” below.

     HomeAmerican’s portfolio of mortgage loan servicing at December 31, 2004 consisted of servicing rights with respect to 2,906 single-family loans, 99% of which were less than one year old. This includes 2,330 single-family loans for which the servicing rights had been sold but not transferred to the purchasers as of December 31, 2004. HomeAmerican anticipates transferring these servicing rights in the first half of 2005. These loans are secured by mortgages on properties in eleven states, with interest rates on the loans ranging from approximately 4.25% to 6.00% and averaging 5.77%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates, gross of guarantee fees, currently .44% for FHA/VA loans and .25% for conventional loans applicable to the loans comprising the portfolio.

     Pipeline. HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2004 had aggregate principal balances of $1.3 billion. An estimated 70% to 75% of the Pipeline at December 31, 2004 is anticipated to close during the first nine months of 2005. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. See “Forward-Looking Statements” below.

     Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. HomeAmerican utilize the sales commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by the Company and are generally settled within 45 days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited.

     Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

   Insurance Operations.

     American Home Insurance provides third party homeowners, auto and other types of casualty insurance to our homebuyers.

Employees.

     At December 31, 2004, we employed approximately 3,600 employees. We consider our employee relations to be very good.

Item 2. Properties.

     Our corporate headquarters currently is located at 3600 South Yosemite Street, Denver, Colorado 80237, where we lease office space in a 134,000 square foot office building. We have given notice of termination of our existing lease and have entered into a lease for new office space in the Denver area. We also lease office space at our homebuilding divisions and our financial services locations. All operations currently are either satisfied with the suitability and capacity of their properties or are in the process of locating additional space suitable for expanding operations.

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

     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“Richmond”), alleging that Richmond violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of Richmond’s development sites. In its complaint, the EPA sought civil penalties against Richmond in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against Richmond for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA recently has inspected a number of sites under development by Richmond affiliates in Virginia, Maryland, Arizona, California and again in Colorado, and claims to have found additional stormwater permit violations. Richmond has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 4. Submission of Matters to a Vote of Security Holders.

     No meetings of the Company’s stockholders were held during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     On December 31, 2004, MDC had 954 shareowners of record. The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock. Amounts have been adjusted for the effects of the 10% stock dividend distributed on March 23, 2004, as well as the 1.3 for 1 stock split effective January 10, 2005.

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
High	$55.26	$55.19	$58.15	$67.11
Low	$40.04	$43.13	$46.19	$51.54

2003
High	$26.54	$37.17	$38.52	$49.58
Low	$22.66	$23.93	$33.05	$37.48

     The following table sets forth the cash dividends declared and paid in 2004 and 2003. Amounts have been adjusted for the effects of the 10% stock dividend distributed on March 23, 2004, as well as the 1.3 for 1 stock split effective January 10, 2005 (dollars in thousands, except per share amounts).

	Date of	Date of	Dividend
	Declaration	Payment	per Share	Dollars
2004
First quarter	January 26, 2004	February 26, 2004	$0.0874	$3,694
Second quarter	April 27, 2004	May 26, 2004	0.1154	4,892
Third quarter	July 27, 2004	August 25, 2004	0.1154	4,898
Fourth quarter	October 25, 2004	November 23, 2004	0.1154	5,140

			$0.4336	$18,624

2003
First quarter	January 21, 2003	February 21, 2003	$0.0509	$2,121
Second quarter	April 28, 2003	May 27, 2003	0.0572	2,341
Third quarter	August 4, 2003	August 28, 2003	0.0874	3,629
Fourth quarter	October 20, 2003	November 19, 2003	0.0874	3,721

			$0.2829	$11,812

     On January 24, 2005, MDC’s board of directors approved the payment of a cash dividend of 15.0 cents per share payable February 24, 2005 to shareowners of record on February 10, 2005.

     On December 14, 2004, MDC’s board of directors declared a 1.3 for 1 stock split, effected in the form of a stock dividend that was distributed on January 10, 2005.

     On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004.

     In connection with the declaration and payment of dividends, the Company is required to comply with certain covenants contained in its unsecured revolving line of credit agreement which had a capacity of $700 million as of December 31, 2004 and was amended and increased in January 2005 to $1.058 billion. Pursuant to the terms of this agreement, dividends may be declared or paid if the Company is in compliance with certain stockholders’ equity and debt coverage tests. At December 31, 2004, the Company had a permitted dividend capacity of approximately $371 million pursuant to the most restrictive of these covenants.

     There were no shares repurchased during the fourth quarter of 2004.

     The Company declared a 1.3 for 1 stock split effective January 10, 2005. As a result of this stock split, the number of shares issuable under the Company’s registration statements identified below have been adjusted accordingly.

Pursuant to Rule 416 under the Securities Act of 1933, as amended, the following registration statements on Form S-8 are deemed to cover the additional number of shares of the Company’s common stock as listed below, as a result of the adjustments to account for such stock split:

Registration Statement No.	Additional Number of Shares
333-22167	433,915
333-60330	202,658
333-67894	878,334
333-103154	435,562
333-103192	330,421

Item 6. Selected Financial and Other Data.

     The data in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements. Weighted-average shares and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on March 23, 2004 and the 1.3 for 1 stock split effective January 10, 2005 (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
INCOME STATEMENT DATA
Revenues	$4,009,072	$2,920,070	$2,318,524	$2,125,874	$1,751,545

Income before income taxes
Homebuilding	$719,197	$393,879	$295,604	$279,267	$227,319
Financial services
Mortgage lending	16,579	26,983	24,194	21,116	14,282
Insurance	1,904	1,294	—	—	—

Total financial services	18,483	28,277	24,194	21,116	14,282

Net corporate expenses (1)	(100,766)	(73,933)	(45,754)	(44,996)	(38,400)

Total	$636,914	$348,223	$274,044	$255,387	$203,201

Net income	$391,165	$212,229	$167,305	$155,715	$123,303
Basic per common share	$9.19	$5.11	$3.97	$3.75	$3.02
Diluted per common share	$8.79	$4.90	$3.83	$3.64	$2.95
Weighted-average shares outstanding
Basic	42,560	41,521	42,103	41,560	40,858
Diluted	44,498	43,333	43,657	42,836	41,773
Dividends declared per share	$0.434	$0.283	$0.197	$0.153	$0.126

	December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$408,150	$173,565	$28,942	$36,600	$14,115
Housing completed or under construction	$851,628	$732,744	$578,475	$456,752	$443,512
Land and land under development	$1,109,953	$763,569	$656,843	$450,502	$388,711
Total assets	$2,790,044	$1,969,800	$1,595,180	$1,190,956	$1,061,598
Homebuilding and Corporate Debt
Homebuilding line of credit	$—	$—	$—	$—	$90,000
Senior notes	$746,310	$497,700	$322,990	$174,503	$174,444
Notes payable	$—	$2,479	$—	$—	$—
Total homebuilding and corporate debt	$746,310	$500,179	$322,990	$174,503	$264,444
Stockholders’ Equity	$1,418,821	$1,015,920	$800,567	$653,831	$482,230
Stockholders’ Equity per Outstanding Share	$32.80	$24.06	$19.25	$15.64	$11.96
Ratio of Debt to Stockholders’ Equity (2)	.53	.49	.40	.27	.55
Ratio of Net Debt to Stockholders’ Equity(2)	.24	.32	.37	.21	.52
Ratio of Debt to Capital (2)	.34	.33	.29	.21	.35
Ratio of Debt to Capital (net of cash)(2)	.19	.24	.27	.17	.34

	Year Ended December 31,
	2004	2003	2002	2001	2000
OPERATING DATA
Home sales revenues	$3,932,013	$2,851,328	$2,260,291	$2,076,807	$1,701,108
Orders for homes, net (units)	14,248	12,630	9,899	7,701	7,835
Homes closed (units)	13,876	11,211	8,900	8,174	7,484
Homes in Backlog at year-end (units)	6,505	5,593	4,035	2,882	3,292
Estimated Backlog sales value at year-end	$1,920,000	$1,600,000	$1,120,000	$760,000	$775,000
Average selling price per home closed	$283.4	$254.3	$254.0	$254.1	$227.3
Home Gross Margins	27.7%	24.1%	23.0%	23.2%	22.3%
Cash Flows From
Operating activities	$(23,864)	$83,927	$(166,429)	$93,251	$(63,457)
Investing activities	$(29,917)	$(6,785)	$(12,441)	$(3,219)	$(3,160)
Financing activities	$288,366	$67,481	$171,212	$(67,547)	$41,802
Corporate and Homebuilding SG&A as a % of Home Sales Revenues	12.3%	12.8%	12.3%	12.1%	11.9%

(1)	Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; and (c) corporate general and administrative expense.

(2)	Excludes mortgage lending debt from the calculation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-K, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware.

RESULTS OF OPERATIONS

Overview

     The economic climate for the homebuilding industry was excellent in 2004, and we were able to capitalize on the fundamentals that drove the housing market, such as increasing consumer confidence, improving job growth, low interest rates and a limited supply of land in high-demand markets. We also were able to capitalize on the economies of scale that we experienced as a large, well-capitalized homebuilder. Earnings per share increased by 79% to $8.79 in 2004. Our net income of $391 million represents the 7th consecutive year for record earnings, and our total revenues of $4 billion marks our 11th consecutive annual record. In addition, we achieved all-time highs for home closings and Home Gross Margins, as defined below.

     Strong demand for homes in most of our markets in 2004, particularly during the first half of the year, led to our highest-ever level of annual orders for 14,248 homes. These strong orders enabled us to end the year with a record Backlog, as defined below, of over 6,500 homes valued at nearly $2 billion, representing a year-over-year value increase of 20%.

     Our financial position continued to strengthen in 2004. Total stockholders’ equity at year-end exceeded $1.4 billion, or $32.80 per outstanding share, and our yearend debt-to-capital ratio, net of cash, was .19. Earlier in 2004, the term of our homebuilding line of credit was extended to five years, and we increased our borrowing capacity to $700 million. Additionally in 2004, we expanded our shelf registration to $1 billion, earmarking $500 million for our medium-term notes program. In December 2004, we issued $250 million of 10-year medium-term senior notes at a coupon rate of 5 3/8%. We ended the year with more than $1 billion in cash and borrowing capacity. In January 2005, we further increased our borrowing capacity under our homebuilding line of credit to $1.058 billion, with the ability to expand to $1.25 billion with lender approval.

     We declared a 10% stock dividend in February 2004 and, in January 2005, we completed a 1.3 for 1 stock split. As a result of these actions, we have effectively tripled our quarterly dividend payment over the last 24 months. In addition, we repurchased 155,000 shares of stock in 2004, adjusted for the 1.3 for 1 stock split, and we have 2,145,000 additional shares authorized for repurchase.

     We made significant progress in 2004 in furthering our expansion efforts in markets across the country, evidenced by a 22% increase in our actively selling communities. We acquired control of certain assets of Watson Home Builders, Inc. in Jacksonville and Patriot Homes and others in southern New Jersey in the third quarter of 2004. These transactions significantly expanded our presence in two of the country’s strongest housing markets. Also, in January 2005, we acquired the right to purchase approximately 1,200 finished lots in the Central Valley of California from Del Valle Homes.

     As a merchant homebuilder, we are focused on maximizing risk-adjusted returns. While we will complete some level of development work on lots when the returns justify the risk, generally we will not develop master-planned communities. We attempt to focus on the largest demand segments within a given market, which generally is the first-time and first-time move-up buyer. As a result, more than 80% of our homebuyers fall into these two categories.

     Our objective is to achieve a major market share in each of our markets. The markets in which we operate have been selected because of their potential for population and employment growth. We attempt to establish homebuilding operations in the best markets in the country. When we enter a market, our goal is to be one of the top builders in that market. We have accomplished this goal in most of the markets we have operated in since the mid-1980s.

     When opening a new homebuilding project, our land strategy generally is to acquire no more than a 2 1/2 year supply of lots to avoid overexposure to any single sub-market. We prefer to acquire finished lots using rolling options or in phases for cash. However, we will acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, composed of members of our senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. In evaluating land and lot acquisition opportunities, our objective is to increase our land under option and reduce the percentage of land owned.

Consolidated Results.

     The following discussion for both consolidated results of operations and segment results refers to the year ended December 31, 2004, compared with the same period in 2003, and the year ended December 31, 2003, compared with the same period in 2002. The table below summarizes our results of operations (in thousands, except per share amounts). Earnings per share for prior periods have been restated to reflect the effect of the 10% stock dividend distributed on March 23, 2004 and the 1.3 for 1 stock split effective January 10, 2005.

	Year Ended December 31,
	2004	2003	2002
Revenues	$4,009,072	$2,920,070	$2,318,524
Income Before Income Taxes	$636,914	$348,223	$274,044
Net Income	$391,165	$212,229	$167,305
Earnings Per Share:
Basic	$9.19	$5.11	$3.97
Diluted	$8.79	$4.90	$3.83

     2004 Compared With 2003. The 37% growth in revenues primarily resulted from a 24% increase in the number of homes closed to 13,876, as well as an increase of $29,100 in our average home selling price.

     Income before income taxes increased 83% in 2004. The increase primarily was due to an 83% increase in homebuilding segment operating profit, partially offset by a 35% decrease in financial services segment operating profit. The homebuilding segment profit increase principally was the result of the increases in home closings and average selling prices described above and a 360 basis point increase in Home Gross Margins. The financial services segment profit decrease primarily was due to a 21% decrease in gains on sales of mortgage loans and a 19% increase in general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity. The improvement in homebuilding operating profits more than offset a 36% increase in total corporate expenses.

     2003 Compared With 2002. The 26% increase in revenues primarily resulted from a 26% increase in the number of homes closed to 11,211.

     Income before income taxes increased 27% in 2003. The increase primarily was due to a 33% increase in homebuilding segment operating profit and a 17% increase in financial services segment operating profit. The homebuilding segment profit increase principally was the result of the home closing increases described above and a 110 basis point increase in Home Gross Margins. The financial services segment profit increase primarily was due to a 46% increase in gains on sales of mortgage loans and a 19% increase in loan origination fees, partially offset by higher general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity. These improvements in homebuilding and financial services operating profits more than offset a 40% increase in corporate general and administrative expenses and a $9.3 million charge for expenses related to the redemption of our $175 million 8 3/8% senior notes due 2008.

Homebuilding Activities — 2004 Compared With 2003 (dollars in thousands).

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Home Sales Revenues	$3,932,013	$2,851,328	$1,080,685	38%
Operating Profits	$719,197	$393,879	$325,318	83%
Average Selling Price Per Home Closed	$283.4	$254.3	$29.1	11%
Home Gross Margins	27.7%	24.1%	3.6%	15%
Orders For Homes, Net (Units)
Arizona	4,066	3,229	837	26%
California	2,034	2,116	(82)	-4%
Colorado	2,276	2,433	(157)	-6%
Florida	446	58	388	669%
Illinois	20	—	20	N/A
Maryland	341	372	(31)	-8%
Nevada	2,596	2,595	1	0%
Philadelphia/Delaware Valley	23	—	23	N/A
Texas	807	289	518	179%
Utah	753	378	375	99%
Virginia	886	1,160	(274)	-24%

Total	14,248	12,630	1,618	13%

Homes Closed (Units)
Arizona	3,256	2,972	284	10%
California	2,346	1,919	427	22%
Colorado	2,318	2,656	(338)	-13%
Florida	452	93	359	386%
Illinois	2	—	2	N/A
Maryland	385	291	94	32%
Nevada	2,736	2,059	677	33%
Texas	694	162	532	328%
Utah	615	277	338	122%
Virginia	1,072	782	290	37%

Total	13,876	11,211	2,665	24%

Backlog (Units)
Arizona	2,143	1,333	810	61%
California	807	1,119	(312)	-28%
Colorado	692	734	(42)	-6%
Florida	638	104	534	513%
Illinois	18	—	18	N/A
Maryland	225	269	(44)	-16%
Nevada	746	886	(140)	-16%
Philadelphia/Delaware Valley	23	—	23	N/A
Texas	256	143	113	79%
Utah	289	151	138	91%
Virginia	668	854	(186)	-22%

Total	6,505	5,593	912	16%

Backlog Estimated Sales Value	$1,920,000	$1,600,000	$320,000	20%

Estimated Average Sales Price in Backlog	$295.2	$286.1	$9.1	3%

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Active Subdivisions
Arizona	32	38	(6)	-16%
California	22	26	(4)	-15%
Colorado	53	49	4	8%
Florida	18	9	9	100%
Illinois	1	—	1	N/A
Maryland	11	9	2	22%
Nevada	31	17	14	82%
Philadelphia/Delaware Valley	2	—	2	N/A
Texas	24	11	13	118%
Utah	22	11	11	100%
Virginia	26	28	(2)	-7%

Total	242	198	44	22%

     Home Sales Revenues and Homes Closed. Home sales revenues in 2004 increased 38% over 2003. The improvement resulted from a 24% increase in home closings, as well as an increase of $29,100 in our average home selling price.

     Our home closings were higher in 2004, compared with 2003, in all of our markets except Colorado. Home closings particularly were strong in Nevada, Arizona, California and Virginia, primarily due to the strong demand for new homes in these markets which resulted in a higher Backlog of homes to begin the year, as compared with the start of the prior year. In addition, our recently entered markets in Utah, Texas, Florida and Illinois contributed an increase of 1,231 home closings in 2004. We closed fewer homes in 2004, compared with 2003, in Colorado, primarily due to lower home orders resulting from fewer average active subdivisions in this market.

     Average Selling Price Per Home Closed. The average selling price per home closed increased by $29,100 to $283,400 in 2004, compared with $254,300 in 2003. The increase is partially attributable to closing a greater number of homes in California and Virginia, where average home selling prices are significantly above the Company average. We also closed significantly more homes in Nevada, where our average selling price increased $60,900, or 33%, over 2003. These increases partially were offset by the impact of higher home closings in Arizona, Utah, Texas and Florida, where average selling prices were more than $90,000 lower than the Company average. The following table displays our average selling price per home closed by market for the years indicated below (in thousands).

	Year Ended December 31,
	2004	2003
Arizona	$192.7	$184.3
California	459.5	390.0
Colorado	265.3	254.2
Florida	180.6	168.3
Illinois	496.9	N/A
Maryland	419.6	388.2
Nevada	247.2	186.3
Texas	157.7	161.4
Utah	184.7	174.5
Virginia	436.8	375.1
Company Average	$283.4	$254.3

     Home Gross Margins. We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, a reserve for warranty expense and financing and closing costs) as a percent of home sales revenues. Home Gross Margins were 27.7% for the year ended December 31, 2004, compared with 24.1% in 2003. The increase in our Home Gross Margins primarily was due to strong demand for homes and increased selling prices in many of our markets, particularly in Nevada, California and Virginia. In addition, we closed 33% more homes in Nevada, where we realized significantly higher Home Gross Margins than the Company average. These Home Gross Margin increases partially were offset by the impact of a greater number of homes closed in Florida, Utah and Texas in 2004, where Home Gross Margins were lower than the Company average. We were able to minimize the impact of labor and material cost increases by leveraging our national purchasing power, thus limiting the impact on Home Gross Margins across the Company.

     Future Home Gross Margins may be impacted by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials (for example, lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in Nevada, California and Arizona, and (6) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog. Home orders during 2004 particularly were strong in Arizona, despite having fewer actively selling communities than a year ago, aided by the continued strong demand for new homes in this market. Also, we received a combined increase of 1,324 home orders in 2004 from our new markets in Utah, Texas, Florida, Illinois and Philadelphia/Delaware Valley. Colorado home orders were lower for 2004, compared with 2003, primarily resulting from a reduction in the number of our active Colorado subdivisions. In addition, we intentionally slowed the pace of new home orders over the last year in Virginia, one of the country’s strongest markets for new homes, to allow construction activities to catch-up with our Backlog of homes sold but not yet started in this market.

     The 13% increase in orders for 2004 compared with 2003 was impacted by the extraordinary levels of demand experienced in Nevada and California during the first half of 2004. During the second half of 2004, we saw our overall level of net home orders decline to a level comparable to the same period in 2003. This decline was driven by Nevada and California, primarily due to a reduction in the number of net home orders per active community. Higher home order cancellations during the second half of 2004, compared with the same period in 2003, in both of these markets also contributed to the reduced number of net home orders. In addition, the net home orders received in California during the 2004 fourth quarter were impacted by a temporary reduction in the number of active communities, due in part to a higher than anticipated sales pace resulting from the exceptional demand for new homes in the state through the first half of 2004. Notwithstanding these changes in California and Nevada, we generally maintained the significant price increases realized in these markets earlier in the year.

     We believe that both California and Nevada provide favorable environments for continued strength in the demand for new homes for the foreseeable future, particularly in our locations and price points, and we have allocated significant capital for growth in these markets in 2005. As a result, we expect to have approximately twice as many active communities in Nevada by the end of the 2005 first quarter as we had a year earlier. Additionally, in California, we plan to add as many as ten active communities during the first quarter of 2005. Assuming no material changes in market conditions and anticipation of continued increases in active communities in most of our markets in 2005, we believe that our home order comparisons will improve as the 2005 year progresses beyond the first quarter. See “Forward-Looking Statements” below.

     Homes under contract but not yet delivered (“Backlog”) at December 31, 2004 increased 16% to 6,505 homes with an estimated sales value of $1.92 billion, compared with the Backlog of 5,593 homes with an estimated sales value of $1.60 billion at December 31, 2003. Assuming no significant change in market conditions or mortgage interest rates, we expect approximately 70% to 75% of our Backlog to close under existing sales contracts during the first nine months of 2005. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing. Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $198.5 million in 2004, compared with $162.1 million in 2003. The increase in 2004 primarily was due to increases of (1) $24.5 million in sales commissions resulting from our increased home sales revenues; (2) $7.7 million in product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2004; and (3) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets.

     General and Administrative. General and administrative expenses totaled $181.6 million in 2004, compared with $138.5 million in 2003. The increase in 2004 primarily was due to increased compensation and other employee benefit costs associated with the expanded operations in many of our markets, most notably California, Colorado, Nevada and Virginia, and in our new markets in Utah, Texas, Florida, Philadelphia/Delaware Valley and Illinois.

Homebuilding Activities — 2003 Compared With 2002 (dollars in thousands).

	Year Ended December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%
Home Sales Revenues	$2,851,328	$2,260,291	$591,037	26%
Operating Profits	$393,879	$295,604	$98,275	33%
Average Selling Price Per Home Closed	$254.3	$254.0	$0.3	0%
Home Gross Margins	24.1%	23.0%	1.1%	5%
Orders For Homes, Net (Units)
Arizona	3,229	2,669	560	21%
California	2,116	2,086	30	1%
Colorado	2,433	2,681	(248)	-9%
Florida	58	—	58	N/A
Maryland	372	277	95	34%
Nevada	2,595	1,260	1,335	106%
Texas	289	17	272	N/A
Utah	378	111	267	241%
Virginia	1,160	798	362	45%

Total	12,630	9,899	2,731	28%

Homes Closed (Units)
Arizona	2,972	2,218	754	34%
California	1,919	1,654	265	16%
Colorado	2,656	2,919	(263)	-9%
Florida	93	—	93	N/A
Maryland	291	246	45	18%
Nevada	2,059	1,204	855	71%
Texas	162	1	161	N/A
Utah	277	102	175	172%
Virginia	782	556	226	41%

Total	11,211	8,900	2,311	26%

	December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%

Backlog (Units)
Arizona	1,333	1,076	257	24%
California	1,119	922	197	21%
Colorado	734	957	(223)	-23%
Florida	104	—	104	N/A
Maryland	269	188	81	43%
Nevada	886	350	536	153%
Texas	143	16	127	794%
Utah	151	50	101	202%
Virginia	854	476	378	79%

Total	5,593	4,035	1,558	39%

Backlog Estimated Sales Value	$1,600,000	$1,120,000	$480,000	43%

Estimated Average Sales Price in Backlog	$286.0	$278.0	$8.0	3%

	December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%

Active Subdivisions
Arizona	38	44	(6)	-14%
California	26	24	2	8%
Colorado	49	61	(12)	-20%
Florida	9	—	9	N/A
Maryland	9	6	3	50%
Nevada	17	18	(1)	-6%
Texas	11	1	10	N/A
Utah	11	4	7	175%
Virginia	28	20	8	40%

Total	198	178	20	11%

     Home Sales Revenues and Homes Closed. Home sales revenues in 2003 increased 26% compared with 2002. The increase resulted from home closings which reached 11,211 for 2003, 26% higher than 2002.

     Our home closings were higher in 2003, compared with 2002, in all of our markets except Colorado. Home closings particularly were strong in Nevada and Arizona, primarily due to the strong demand for new homes in these markets. In addition, the newly entered markets in Utah, Texas and Florida contributed an increase of 429 home closings in 2003. We closed fewer homes in 2003, compared with 2002, in Colorado, primarily due to lower home orders in this market, resulting from fewer active subdivisions and the more challenging economic conditions experienced in this market.

     Average Selling Price Per Home Closed. The average selling price per home closed remained relatively consistent at $254,300 in 2003, compared with $254,000 in 2002. Average selling prices increased in Maryland, Virginia and Arizona, primarily resulting from the ability to increase sales prices due to the strong demand for new homes in these markets throughout 2003. Also, a greater number of homes were closed in relatively higher-priced subdivisions in the above noted markets, as well as in Colorado and Utah. These increases partially were offset by the impact of increased home closings in Nevada, Utah, Texas and Florida, where selling prices are lower than the Company average. The following table displays our average selling price per home closed by market for the years indicated below (in thousands).

	Year Ended December 31,
	2003	2002
Arizona	$184.3	$167.0
California	390.0	390.4
Colorado	254.2	250.5
Florida	168.3	N/A
Maryland	388.2	345.2
Nevada	186.3	188.8
Texas	161.4	176.8
Utah	174.5	166.0
Virginia	375.1	330.3
Company Average	254.3	254.0

     Home Gross Margins. Home Gross Margins were 24.1% for the year ended December 31, 2003, compared with 23.0% in 2002. The increase in Home Gross Margins primarily was attributable to increased demand and higher home selling prices in many of our markets, as well as the impact of corporate initiatives directed at reducing construction costs. Additionally, insurance recoveries relating to warranty expenses incurred in prior periods for water intrusion issues in Colorado and reductions in previous estimates to complete land development and construction in certain markets contributed to this increase. These Home Gross Margin increases partially were offset by the impact of higher incentives in Colorado, as well as a greater number of homes closed in 2003 in Florida, Utah and Texas, where Home Gross Margins were lower than the Company average.

     Orders for Homes and Backlog. Home orders during 2003 particularly were strong in Nevada and Arizona, aided by the continued strong demand for new homes in these markets. Also, we received a combined 725 home orders in 2003 from our new markets in Utah, Texas and Florida. Colorado home orders were lower for 2003, compared with 2002, primarily resulting from the reduced number of active subdivisions and the challenging economic environment discussed above. We received net orders for 2,690 homes during the fourth quarter of 2003, 39% higher than net orders for 1,931 homes for the same period in 2002.

     Record home orders received during 2003 contributed to the 39% increase in Backlog at December 31, 2003 to 5,593 homes with an estimated sales value of $1.60 billion, compared with the Backlog of 4,035 homes with an estimated sales value of $1.12 billion at December 31, 2002.

     Marketing. Marketing expenses totaled $162.1 million in 2003, compared with $125.1 million in 2002. The increase in 2003 primarily was due to (1) increased sales commissions resulting from our increased home sales revenues; (2) higher product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2003; (3) increased sales overhead resulting from our expanding home sales activities; and (4) higher salaries and benefits attributable to our expanding homebuilding operations in new and existing markets.

     General and Administrative. General and administrative expenses totaled $138.5 million in 2003, compared with $105.5 million in 2002. The increase in 2003 primarily was due to increased compensation and other administrative costs associated with the expanded operations in many of our markets, most notably Arizona, Nevada, California and Virginia, and in our new markets of Utah, Texas, Florida, Philadelphia/Delaware Valley and Illinois.

   Title Operations.

     American Home Title provides title agency services to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. AHT Reinsurance, Inc., a wholly-owned subsidiary of MDC, reinsures existing title insurance policies issued to our homebuyers in California, Nevada and Utah. We are evaluating opportunities to provide title agency services in our other markets. Income before income taxes from title operations totaled $5.0 million, $3.1 million and $2.4 million, respectively, in 2004, 2003 and 2002.

  Land Sales.

     Revenue from land sales totaled $8.9 million, $1.3 million and $6.0 million in 2004, 2003 and 2002, respectively. The land sales in 2004 primarily were in Florida, Texas and Colorado. The land sales in 2003 were in Virginia, Utah and Northern California. Land sales in 2002 primarily were in Colorado and Utah. Gross profits from these sales were $0.1 million, $0.5 million and $1.4 million in 2004, 2003 and 2002, respectively.

   Asset Impairment Charges.

     No homebuilding asset impairment charges were recorded by the Company in 2004, 2003 or 2002.

   New Homebuilding Operations.

     In September 2003, we expanded our operations in the Florida homebuilding market by one of our subsidiaries acquiring certain assets of Crawford Homes, Inc. in Jacksonville, Florida and hiring approximately 40 of its former employees. The assets acquired included approximately 550 lots and 165 homes under construction in 15 subdivisions. In September 2004, this same subsidary acquired certain assets of Watson Home Builders, Inc. in Jacksonville and hired approximately 55 of its former employees. The assets acquired included control of approximately 2,000 lots and 330 homes under construction in 18 subdivisions. At December 31, 2004, we controlled more than 2,500 lots in this market. During 2004, this subsidiary received 446 home orders and closed 452 homes in Jacksonville.

     We expanded into the Houston and Philadelphia/Delaware Valley markets in the 2003 second quarter and into the West Florida and Chicago markets in the third quarter of 2003. Each of these expansion efforts was initiated by hiring a division president to manage start-up operations. In September 2004, we expanded our Philadelphia/Delaware Valley operations by acquiring control of approximately 600 residential lots from Patriot Homes, LLC, and others, in southern New Jersey. As of December 31, 2004, we controlled 4,174 lots in all of these markets.

     In January 2005, we expanded our California operations by acquiring control of approximately 1,200 finished residential lots in the Central Valley of California from Del Valle Homes.

Financial Services Activities — 2004 Compared With 2003.

     The table below sets forth selected financial data relating to our financial services operations (dollars in thousands).

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Mortgage loan origination fees	$24,728	$22,245	$2,483	11%
Gains on sales of mortgage servicing, net	$2,093	$1,972	$121	6%
Gains on sales of mortgage loans, net	$22,657	$28,622	$(5,965)	-21%
Operating Profit	$18,483	$28,277	$(9,794)	-35%
Principal amount of loans originated	$1,652,206	$1,478,334	$173,872	12%
Principal amount of loans brokered	$749,440	$418,999	$330,441	79%
Capture Rate	53%	63%	-10%
Including brokered loans	74%	79%	-5%

     The decline in operating profit in 2004 primarily was due to a reduction in gains on sales of mortgage loans, as well as higher general and administrative expenses incurred to handle the higher volume of mortgage loan closings and the record backlog level of the homebuilding segment. The decline was driven by a more competitive mortgage pricing environment during 2004, the impact of originating a greater number of less-valuable adjustable rate mortgage loans and brokering to third party mortgage companies a higher percentage of total loans processed in 2004.

     The principal amount of originated and brokered loans increased 12% and 79%, respectively, in 2004 compared with 2003. These improvements primarily were due to the increases in homes closed by the homebuilding segment. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in 2004. The number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings is defined as our Capture Rate. The declines in the Capture Rate primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from the significant decline in refinancing activity in the marketplace over the last year. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate.

     Forward Sales Commitments. HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on our fixed-rate mortgage loans held in inventory and rate-locked mortgage loans in process that had not closed. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market.

     Insurance Operations. American Home Insurance provides third party homeowners, auto and other types of casualty insurance to our homebuyers. The results of our insurance operations were not material for any of the periods presented.

Financial Services Activities — 2003 Compared With 2002.

The table below sets forth selected financial data relating to our financial services operations (dollars in thousands).

	Year Ended December 31,		2003 Increase (Decrease)
	2003	2002	Amount	%
Mortgage loan origination fees	$22,245	$18,771	$3,474	19%
Gains on sales of mortgage servicing, net	$1,972	$1,773	$199	11%
Gains on sales of mortgage loans, net	$28,622	$19,587	$9,035	46%
Operating Profit	$28,277	$24,194	$4,083	17%
Principal amount of loan originations	$1,478,334	$1,322,237	$156,097	12%
Principal amount of loans brokered	$418,999	$221,090	$197,909	90%
Capture Rate	63%	71%	-8%
Including brokered loans	79%	81%	-2%

     The increase in operating profit primarily was due to higher gains on sales of mortgage loans, as well as higher origination fees received from record levels of mortgage loans originated and brokered for our homebuyers. Revenues from mortgage loan origination fees in 2003, driven by the record home closings from the homebuilding segment, partially were offset by higher general and administrative expenses incurred to handle the higher volume of mortgage loans. Our homebuyers were the source of approximately 99% of the principal amount of the mortgage loans originated and brokered by HomeAmerican in 2003.

     Mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings was 63% for the year ended December 31, 2003, compared with 71% for the same period in 2002. This decline in the Capture Rate primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive pricing environment for mortgage loans that resulted from a significant decline in refinancing activity in the marketplace toward the end of 2003.

Other Operating Results.

     Interest Expense. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. Corporate and homebuilding interest incurred but not capitalized is reflected as interest expense. All corporate and homebuilding interest incurred in 2004, 2003 and 2002 was capitalized. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note B to our consolidated financial statements. Corporate and homebuilding interest incurred increased to $32.9 million in 2004, compared with $26.8 million in 2003 and $21.1 million in 2002. The increase in 2004 compared with 2003 primarily was due to an increase in the average debt balance, which was used to fund our long-term growth. For a reconciliation of interest incurred, capitalized and expensed, see Note I to our consolidated financial statements.

     Expenses Related to Debt Redemption. In May 2003, we redeemed $175.0 million principal amount of our 8 3/8% senior notes due February 2008 (“8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182.3 million, plus accrued and unpaid interest through the date of redemption. Expenses for 2003 related to this debt redemption of $9.3 million include the above redemption premium of $7.3 million and the related unamortized discount and debt issuance costs of $2.0 million. In compliance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, the expenses related to this debt redemption are no longer treated as an extraordinary loss.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses totaled $101.6 million for 2004, compared with $65.4 million and $46.7 million, respectively, for 2003 and 2002. The increase in 2004 primarily was due to greater compensation-related costs principally resulting from our higher profitability and expansion in all of our new and existing markets. Additionally, we contributed $6.3 million in the form of MDC common stock to the M.D.C. Holdings, Inc. Charitable Foundation (the “Foundation”) in 2004, compared with $4.0 million in 2003 and no contributions in 2002.

     The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code. Certain directors and officers of the Company are the trustees and officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of the five member board of trustees and, accordingly none of the trustees should be considered to beneficially own such shares.

     Income Taxes. Our overall effective income tax rate of 38.6% for 2004, and 39.0% for both 2003 and 2002, differed from the federal statutory rate of 35% primarily due to the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. During the 2004 third quarter, we filed a registration statement, which has been declared effective, increasing our capacity to issue equity, debt or hybrid securities to $1 billion from $550 million. In December 2004, we issued $250 million principal amount of 5 3/8% medium-term senior notes, thereby reducing our capacity to issue equity, debt or hybrid securities to $750 million.

Capital Resources.

     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012 (the “7% Senior Notes”), 5 1/2% senior notes due 2013 (the “5 1/2% Senior Notes”), 5 3/8% medium-term senior notes due 2014 (the “5 3/8% Medium-Term Senior Notes”) and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.

Lines of Credit and Notes Payable.

     Homebuilding. Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During April 2004, we renewed the Homebuilding Line, increasing the aggregate commitment amount to $700 million and extending the maturity date to April 7, 2009. In addition, the facility’s provision for letters of credit was increased to an available aggregate amount of $350 million. At December 31, 2004, the facility permitted an increase in the maximum commitment amount to $850 million upon our request, subject to receipt of additional commitments from existing or additional participant lenders. In January 2005, the facility was increased to $1.058 billion with the ability to increase the maximum commitment amount to $1.25 billion with lender approval. At December 31, 2004, there were no borrowings outstanding and $67.0 million in letters of credit had been issued under the Homebuilding Line. We could have borrowed funds at interest rates ranging from 2.5% to 5.25%.

     Mortgage Lending. Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended by the First Amendment dated as of February 27, 2004 and the Second Amendment dated as of September 28, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2004, $135.5 million was borrowed and an additional $23.9 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2004 and 2003, the interest rates on our Mortgage Line were 3.4% and 2.3%, respectively.

     General. The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

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

     As of December 31, 2004, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $900 million.

MDC Common Stock Repurchase Program.

     In January 2005, our board of directors authorized the repurchase of up to an additional 495,120 shares of MDC common stock, bringing the total authorization under our stock repurchase program to 5,654,000 shares. We repurchased 155,000 shares of MDC common stock in 2004, adjusted for the 1.3 for 1 stock split on January 10, 2005, bringing the total shares repurchased to 3,509,000 and leaving 2,145,000 shares available to be repurchased as of December 31, 2004 under this program. The per share prices, including commissions, for the 155,000 shares repurchased ranged from $43.17 to $44.42, with an average cost of $43.96, adjusted for the stock split. At December 31, 2004 and 2003, we held 31,000 and 4,007,000 shares of treasury stock with average purchase prices of $43.97 and $12.56 per share, respectively, adjusted for the stock split.

Consolidated Cash Flow.

     During 2004, we used cash of $23.9 million for our operating activities. The 2004 operating cash use primarily was the result of a $38.9 million increase in our mortgage loans held in inventory and a $527.1 million increase in our homebuilding inventories and other assets in conjunction with our expanded homebuilding operations partially offset by income before deferred taxes, depreciation and amortization of $424.2 million and an increase in accounts payable and other accrued expenses of $135.1 million. We continued to expand our homebuilding operations in new markets to complement our expansion in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.

     Financing activities generated cash of $288.4 million in 2004 primarily due to the issuance of $250 million principal amount of 5 3/8% Senior Notes and the net advancement on our lines of credit of $56.2 million. Additionally, we repurchased 155,000 shares of MDC common stock for $6.8 million, paid dividends of $18.6 million and received $11.0 million in proceeds from the exercise of stock options.

     We used $29.9 million in investing activities during 2004. These cash outlays primarily related to purchases of property and equipment, including a corporate aircraft, computer equipment and office furniture.

     During 2003, we generated cash of $83.9 million from our operating activities. The 2003 operating cash flow primarily was generated by income before deferred taxes, depreciation and amortization and debt redemption expenses of $251.1 million, an increase in accounts payable and other accrued expenses of $77.6 million and a decrease in mortgage loans held in inventory of $67.9 million. These cash inflows partially were offset by increases in homebuilding inventories and other assets of $310.3 million in conjunction with our expanded homebuilding operations.

     Financing activities generated cash of $67.5 million in 2003. The 2003 cash provided by financing activities primarily was due to the issuance of $350 million principal amount of 5 1/2% Senior Notes, partially offset by the redemption of the $175 million 8 3/8% Senior Notes, including a premium of $7.3 million on the redemption, and the net repayment of our lines of credit of $74.8 million. Additionally, we repurchased 1,040,000 shares of MDC common stock for $26.7 million, paid dividends of $11.8 million and received $17.0 million in proceeds from the exercise of stock options.

     During 2002, operating activities used cash of $166.4 million, primarily resulting from a significant increase in homebuilding and mortgage lending inventories in conjunction with our expanded homebuilding operations. Financing activities generated cash of $171.2 million in 2002, primarily due to the issuance of $150 million principal amount of 7% Senior Notes, as well as an increase in our Mortgage Line, partially offset by a use of $29.4 million in cash to repurchase MDC common stock.

Off-Balance Sheet Arrangements.

     At December 31, 2004, we had outstanding performance bonds of $306.8 million issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these performance bonds generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds will be released and we will not have any continuing obligations.

     In the normal course of business, MDC enters into lot option purchase contracts, generally through a deposit of cash, for the right to purchase land or lots at a future point in time with predetermined terms. Our liability with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and letters of credit, which totaled approximately $41.8 million and $22.1 million, respectively, at December 31, 2004. At December 31, 2004, we had the right to acquire 21,164 lots at an aggregate purchase price of approximately $1.1 billion. Under FASB’s Interpretation No. 46 (“Consolidation of Variable Interest Entities”) (“FIN 46”), certain of these contracts create a variable interest, with the land seller being the variable interest entity (“VIE”). We have evaluated, based on the provisions of FIN 46, all lot option purchase contracts outstanding as of December 31, 2004. In connection with this evaluation, we requested financial information from these VIEs, assessed the market conditions where we have contracted with these VIEs, and evaluated whether we retain the risk of loss from the VIE’s activities or are entitled to receive a majority of the VIE’s residual returns or both. Based on this evaluation, MDC has determined that its interests in these VIEs do not result in significant variable interests or require consolidation as our interests do not qualify it as the primary beneficiary of residual returns or losses.

     We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

     Our contractual obligations as of December 31, 2004 are as follows (in thousands).

	Payments due by Period
		Less than			After
	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Long-term debt	$746,310	$—	$—	$—	$746,310
Interest on long-term debt	387,500	43,188	86,375	86,375	171,562
Operating leases	47,339	12,522	19,955	14,176	686
Purchase obligations (1)	142,890	142,890	—	—	—

Total (2)	$1,324,039	$198,600	$106,330	$100,551	$918,558

(1)	Our purchase obligations relate to open work orders and estimates for land to be developed and homes under construction for which we have not received an invoice for work to be completed.

(2)	The table above excludes $135.5 million of short-term indebtedness related to the Mortgage Line.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, also could increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations.

     The volatility of interest rates could have an adverse effect on our future operations and liquidity. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans held in inventory and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments we utilize.

     Among other things, an increase in interest rates may affect adversely the demand for housing and the availability of mortgage financing and may reduce the credit facilities offered to us by banks, investment bankers and mortgage bankers. See “Forward-Looking Statements” below.

     Our business also is significantly affected by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Nevada reached unprecedented levels during the last half of 2003 and the first six months of 2004. This extraordinary demand, which has diminished in recent months, resulted in a substantial increase in new home sales and median home prices. Our average home selling price in Nevada, along with our Home Gross Margins, also increased significantly in 2004, compared with 2003, without a substantial change in product mix.

     We have increased our market share in Nevada to become the third-largest homebuilder in that market, based on sales of single family detached homes, according to The Meyers Group. As a result, we are well-positioned to continue to take advantage of the demand for new homes in Nevada. Nevertheless, we have continued to follow our disciplined strategy of controlling approximately a two-year supply of land in this market. Recently, we have experienced a decline in the rate of home orders in Nevada, but market conditions generally have sustained the significant home price increases realized earlier in 2004, and these conditions have continued to result in increased prices in certain communities, albeit at a much slower rate. If demand for new homes in Nevada were to continue to decline in the future, our financial results potentially could be impacted by the recent significant appreciation in land costs, which could adversely affect our Home Gross Margins.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” below.

     Listed below are those policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting policies are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves.

     Homebuilding Inventory Valuation. Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its estimated fair value, less cost to sell. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on an individual asset basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. We continue to evaluate the carrying value of our inventory and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

     Estimates to Complete Land Development and Home Construction. When home sales revenue is recognized upon home closing, an estimate is made by the Company as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete a home are determined for each closed home based upon historical data with respect to similar product types and geographical areas. We monitor the accuracy of each monthly estimate by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing. We have made slight modifications to the estimates based on these comparisons and will continue to monitor actual results in the future. At December 31, 2004 and 2003, we had accruals of $35.4 million and $37.0 million, respectively. Historical estimates have been materially consistent with actual results. We do not expect the estimates to materially change in the future, however actual results could differ from such estimates.

     Warranty Costs. The Company’s homes are sold with limited warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials (“general warranty”). Warranty reserves are initially established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

     Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditures incurred within 120 days of closing a home are recorded against the estimate to complete land development and home construction accrual discussed above, unless it is clear that the expenditure is a warranty claim. Expenditures incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the initial warranty reserves. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are evaluated in the aggregate to determine if an adjustment to housing cost of sales should be recorded.

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount initially included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $64.4 million and $51.1 million, respectively, at December 31, 2004 and 2003. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 200% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover reserve includes additional warranty reserves created pursuant to the qualified settlement fund. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. We continue to evaluate warranty reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to materially change in the future.

     Litigation Reserves. MDC and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business. We have accrued for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. At December 31, 2004 and 2003, we had accruals of $8.2 million and $10.1 million, respectively. Historical estimates have been materially consistent with actual results. We do not expect the estimates to materially change in the future, however due to uncertainties in the estimation process actual results could differ from such estimates.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     We expect to adopt SFAS 123(R) on July 1, 2005, and we currently are evaluating adoption alternatives.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed in Note A under “Stock-Based Compensation” to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for the benefit of tax deductions in excess of recognized compensation cost were $10.5 million, $7.2 million and $0 in 2004, 2003 and 2002, respectively.

OTHER

Forward-Looking Statements.

     Certain statements in this Form 10-K Annual Report, the Company’s Annual Report to Shareowners, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We have identified the forward-looking statements in this Form 10-K by cross-referencing this section at the end of the paragraph in which the forward-looking statement is located. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those listed below:

•	General Economic and Business Conditions — Changes in national, regional and local economic conditions, as well as changes in consumer confidence and preferences, can have a negative impact on our business.

•	Interest Rate Changes — Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing.

•	Changes in Federal Lending Programs — The availability of mortgage financing under federal lending programs is an important factor in our business. Any change in the availability of this financing could reduce our home sales and mortgage lending volume.

•	Availability of Capital — Our ability to grow our business is dependent on our ability to generate or obtain capital. Increases in interest rates and changes in the capital markets could increase our costs of borrowing or reduce the availability of funds.

•	Competition — The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources.

•	The Availability and Cost of Land, Labor and Materials — Our operations depend on our ability to continue to obtain land, labor and materials at reasonable prices. Changes in the general availability or cost of these items may hurt our ability to build homes and develop new residential communities.

•	The Availability and Cost of Performance Bonds and Insurance — Our operations also are affected by our ability to obtain performance bonds and insurance at reasonable prices. Changes in the availability and cost of bonds and insurance can adversely impact our business operations.

•	Weather and Geology — The climates and geology of many of the states in which we operate present increased risks of natural disasters and adverse weather. To the extent that such events occur, our business may be adversely affected.

•	Governmental Regulation and Environmental Matters — Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including environmental laws, moratoriums on utility availability, growth restrictions, zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws.

•	Product Liability Litigation and Warranty Claims — As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims that can be costly and adversely affect our business.

•	Other Factors — Other factors over which we have little or no control, such as required accounting changes and terrorist acts and other acts of war, can also adversely affect us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risks related to fluctuations in interest rates on mortgage loans held in inventory and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC.

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

     We utilize both short-term and long-term debt in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt.

     As of December 31, 2004, short-term debt was $135.5 million, which consisted of amounts outstanding on our Mortgage Line. The Mortgage Line is collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. We borrow on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2004 are as follows (in thousands).

	Maturities through December 31,							Estimated
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed Rate Debt	$—	$—	$—	$—	$—	$746,310	$746,310	$773,113
Average Interest Rate (units)	—	—	—	—	—	5.76%	5.76%	—

     We believe that our overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.

     We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 15, 2005

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	December 31,
	2004	2003
ASSETS
Corporate
Cash and cash equivalents	$389,828	$163,133
Property and equipment, net	28,932	10,152
Deferred income taxes	40,963	32,096
Deferred debt issue costs, net	5,671	4,232
Other assets, net	9,022	7,460

	474,416	217,073

Homebuilding
Cash and cash equivalents	16,961	8,246
Home sales and other accounts receivable	31,018	8,394
Inventories, net
Housing completed or under construction	851,628	732,744
Land and land under development	1,109,953	763,569
Prepaid expenses and other assets, net	115,544	88,419

	2,125,104	1,601,372

Financial Services
Cash and cash equivalents	1,361	2,186
Mortgage loans held in inventory	178,925	140,040
Other assets, net	10,238	9,129

	190,524	151,355

Total Assets	$2,790,044	$1,969,800

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2004	2003
LIABILITIES
Corporate
Accounts payable and accrued expenses	$94,178	$72,212
Income taxes payable	50,979	25,011
Senior notes, net	746,310	497,700

	891,467	594,923

Homebuilding
Accounts payable and accrued expenses	325,468	259,294
Line of credit	—	—
Notes payable	—	2,479

	325,468	261,773

Financial Services
Accounts payable and accrued expenses	18,810	17,944
Line of credit	135,478	79,240

	154,288	97,184

Total Liabilities	1,371,223	953,880

COMMITMENTS AND CONTINGENCIES (NOTES L AND N)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 43,286,000 and 42,401,000 shares issued, respectively, at December 31, 2004 and 2003	433	424
Additional paid-in capital	660,699	484,052
Retained earnings	760,780	582,927
Unearned restricted stock	(1,418)	(1,169)
Accumulated other comprehensive income (loss)	(290)	(9)

	1,420,204	1,066,225

Less treasury stock, at cost, 31,000 and 4,007,000 shares, respectively, at December 31, 2004 and 2003	(1,383)	(50,305)

Total Stockholders’ Equity	1,418,821	1,015,920

Total Liabilities and Stockholders’ Equity	$2,790,044	$1,969,800

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
REVENUES
Homebuilding	$3,951,644	$2,859,086	$2,272,195
Financial services	56,610	60,216	45,356
Corporate	818	768	973

Total Revenues	4,009,072	2,920,070	2,318,524

COSTS AND EXPENSES
Homebuilding	3,232,447	2,465,207	1,976,591
Financial services	38,127	31,939	21,162
Expenses related to debt redemption	—	9,315	—
Corporate	101,584	65,386	46,727

Total Costs and Expenses	3,372,158	2,571,847	2,044,480

Income before income taxes	636,914	348,223	274,044
Provision for income taxes	(245,749)	(135,994)	(106,739)

NET INCOME	$391,165	$212,229	$167,305

EARNINGS PER SHARE
Basic	$9.19	$5.11	$3.97

Diluted	$8.79	$4.90	$3.83

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	42,560	41,521	42,104

Diluted	44,498	43,333	43,657

DIVIDENDS DECLARED PER SHARE	$.434	$.283	$.197

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity
(In thousands)

				Accumulated
		Additional		Other	Unearned
	Common	Paid-In	Retained	Comprehensive	Restricted	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Total
BALANCES-JANUARY 1, 2002	$408	$356,943	$342,485	$(163)	$(412)	$(45,430)	$653,831
Comprehensive income
Net income	—	—	167,305	—	—	—	167,305
Minimum pension liability adjustment, net of income taxes of $(26)	—	—	—	(41)	—	—	(41)
Change in unrealized gains on securities available for sale, net of income taxes of $345	—	—	—	206	—	—	206

Total comprehensive income							167,470
Shares issued	5	8,939	—	—	—	2,307	11,251
Tax benefit of non-qualified stock options exercised	—	5,525	—	—	—	—	5,525
Notes receivable for stock purchases, net of repayments	—	34	—	—	—	—	34
Stock repurchases	—	—	—	—	—	(29,403)	(29,403)
Cash dividends paid	—	—	(8,292)	—	—	—	(8,292)
Issuance of restricted stock	—	360	—	—	(559)	199	—
Restricted stock vesting	—	—	—	—	151	—	151

BALANCES-DECEMBER 31, 2002	413	371,801	501,498	2	(820)	(72,327)	800,567
Comprehensive income
Net income	—	—	212,229	—	—	—	212,229
Minimum pension liability adjustment, net of income taxes of $(100)	—	—	—	(158)	—	—	(158)
Change in unrealized gains on securities available for sale, net of income taxes of $254	—	—	—	147	—	—	147

Total comprehensive income							212,218
Shares issued	12	20,333	—	—	—	3,425	23,770
Tax benefit of non-qualified stock options exercised	—	12,561	—	—	—	—	12,561
Repayments on notes receivable for stock purchases	—	896	—	—	—	—	896
Contribution of common stock	—	2,882	—	—	—	1,118	4,000
Stock repurchases	—	—	—	—	—	(26,731)	(26,731)
Cash dividends paid	—	—	(11,812)	—	—	—	(11,812)
10% stock dividend	(1)	75,013	(118,988)	—	—	43,976	—
Issuance of restricted stock	—	566	—	—	(800)	234	—
Restricted stock vesting	—	—	—	—	451	—	451

BALANCES-DECEMBER 31, 2003	424	484,052	582,927	(9)	(1,169)	(50,305)	1,015,920
Comprehensive income
Net income	—	—	391,165	—	—	—	391,165
Minimum pension liability adjustment, net of income taxes of $(13)	—	—	—	(21)	—	—	(21)
Change in unrealized gains on securities available for sale, net of income taxes of $64	—	—	—	(260)	—	—	(260)

Total comprehensive income							390,884
Shares issued	10	13,840	—	—	—	1,063	14,913
Tax benefit of non-qualified stock options exercised	—	16,030	—	—	—	—	16,030
Contribution of common stock	—	1,231	—	—	—	5,069	6,300
Stock repurchases	—	—	—	—	—	(6,812)	(6,812)
Cash dividends paid	—	—	(18,624)	—	—	—	(18,624)
10% stock dividend	(1)	145,358	(194,688)	—	—	49,331	—
Issuance of restricted stock	—	328	—	—	(748)	420	—
Forfeitures of restricted stock	—	(140)	—	—	262	(149)	(27)
Restricted stock vesting	—	—	—	—	237	—	237

BALANCES-DECEMBER 31, 2004	$433	$660,699	$760,780	$(290)	$(1,418)	$(1,383)	$1,418,821

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$391,165	$212,229	$167,305
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Expenses related to debt redemption	—	9,315	—
Depreciation and amortization	41,906	35,677	26,907
Deferred income taxes	(8,867)	(6,116)	4,101
Net changes in assets and liabilities
Home sales and other accounts receivable	(22,624)	(4,875)	(898)
Homebuilding inventories	(467,747)	(258,516)	(328,064)
Prepaid expenses and other assets	(59,346)	(51,793)	(37,900)
Mortgage loans held in inventory	(38,885)	67,898	(62,967)
Accounts payable and accrued expenses	135,138	77,551	63,846
Other, net	5,396	2,557	1,241

Net cash provided by (used in) operating activities	(23,864)	83,927	(166,429)

INVESTING ACTIVITIES
Net purchase of property and equipment	(29,917)	(6,785)	(12,441)

FINANCING ACTIVITIES
Lines of credit
Advances	1,816,738	2,353,400	2,627,632
Principal payments	(1,760,500)	(2,428,234)	(2,573,200)
Senior notes
Proceeds from issuance	246,575	346,148	146,791
Redemption	—	(175,000)	—
Premium on redemption	—	(7,329)	—
Dividend payments	(18,624)	(11,812)	(8,292)
Stock repurchases	(6,812)	(26,731)	(29,403)
Proceeds from exercise of stock options	10,989	17,039	7,684

Net cash provided by financing activities	288,366	67,481	171,212

Net increase (decrease) in cash and cash equivalents	234,585	144,623	(7,658)
Cash and cash equivalents
Beginning of year	173,565	28,942	36,600

End of year	$408,150	$173,565	$28,942

Supplemental Disclosure of Cash Flow Information (in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash paid during the year for
Interest	$31,742	$30,217	$20,276
Income taxes	$212,610	$126,298	$85,304
Non-cash financing activities
Land purchases financed by seller	$—	$2,479	$—

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

     Description of Business — The Company has determined that its reportable segments are those that are based on its method of internal reporting, which disaggregates its business by product category. MDC’s products come from two segments, homebuilding and financial services. In its homebuilding segment, through separate subsidiaries, the Company is engaged in the design, construction and sale of single-family homes, as well as provides title agency services through its wholly owned subsidiary American Home Title and Escrow Company. In the Company’s financial services segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., “HomeAmerican”) provides mortgage loans primarily to the Company’s homebuyers (the mortgage lending operations). The Company also makes available to its homebuyers third party homeowners, auto and other types of insurance products through its wholly owned subsidiary American Home Insurance Agency, Inc.

     Presentation — The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.

     Homebuilding.

     Prepaid Expenses and Other Assets, Net — Homebuilding prepaid expenses and other assets include qualified settlement fund (“QSF”) assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. Available for sale investments included in QSF assets are recorded on the consolidated balance sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive income (loss). At December 31, 2004, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $12.5 million, under a borrowing arrangement that was approved by the Colorado Division of Insurance.

     The following table sets forth the information relating to homebuilding prepaid expenses and other assets, net (in thousands).

	December 31,
	2004	2003
QSF assets	$14,465	$15,116
MDC intercompany notes payable to QSF	(12,500)	—
Land option deposits	46,510	19,574
Deferred marketing costs	28,200	26,307
Prepaid tap and system development fees	1,681	1,093
Property and equipment, net	8,188	4,815
Insurance premiums receivable	—	7,250
Prepaid expenses	9,888	5,503
Intangible assets	10,162	3,254
Other	8,950	5,507

Total	$115,544	$88,419

     Deferred Marketing Costs — Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to selling, general and administrative expenses as the homes in the related subdivision are closed. All other marketing costs are expensed as incurred.

     Intangible Assets — The Company’s intangible assets primarily consist of architectural plans and third-party developer, subcontractor and customer relationships. Intangible amortization expense was $2.0 million in 2004 and $0.2 million in 2003. No amortization expense was recorded in 2002. The estimated future aggregate amortization expense for existing intangible assets as of December 31, 2004 is $3.2 million in 2005, $3.2 million in 2006 and $2.3 million in 2007.

     The Company evaluates the carrying value of these intangible assets in accordance with SFAS No. 144. Intangible assets are reviewed for impairment on an annual basis and whenever events indicate that their carrying amount may not be recoverable. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value of the asset is written down to its fair value. As of December 31, 2004, the Company did not have any impairments.

     Revenue Recognition — Revenues from real estate sales are recognized in accordance with SFAS No. 66 “Accounting for Sales of Real Estate.” The Company records revenue at closing when a sufficient down payment has been received, financing has been arranged, and title, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after sale and delivery.

     Warranty Costs — The Company’s homes are sold with limited warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials (“general warranty”). Warranty reserves are initially established as homes close on a per-unit basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.

     Warranty expenditures are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Any expenditures incurred within 120 days of closing a home are recorded against the estimate to complete land development and home construction accrual discussed below, unless it is clear that the expenditure is a warranty claim. Expenditures incurred after 120 days of closing a home are considered warranty expenditures. Additional reserves are established for known unusual warranty-related expenditures not covered by the initial warranty reserves. If warranty expenditures for an individual house exceed the related reserve, then costs in excess of the reserve are evaluated in the aggregate to determine if an adjustment to housing cost of sales should be recorded.

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount initially included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate and homebuilding accounts payable and accrued expenses in the consolidated balance sheets and totaled $64.4 million and $51.1 million, respectively, at December 31, 2004 and 2003. The Company’s volume of homes closed has increased by over 200% in the last ten years, giving rise to warranty reserves that exceed current expenditures. In addition, the carryover reserve includes additional warranty reserves created pursuant to the QSF.

     The following table summarizes the warranty activity for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	Year Ended December 31,
	2004	2003	2002
Warranty reserve balance at beginning of year	$51,068	$44,743	$38,430
Warranty expense provision	37,985	36,014	24,529
Warranty cash payments, net	(24,629)	(29,689)	(18,216)

Warranty reserve balance at end of year	$64,424	$51,068	$44,743

     Homebuilding Inventory Valuation — Homebuilding inventories under development and construction are carried at cost unless facts and circumstances indicate that the carrying value of the underlying projects may be impaired, in accordance with SFAS No. 144. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its estimated fair value, less cost to sell. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on an individual asset basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. The Company continues to evaluate the carrying value of our inventory and, based on historical results, believes that the existing estimation process is accurate and does not anticipate the process to materially change in the future.

     Estimates to Complete Land Development and Home Construction — When home sales revenue is recognized upon home closing, an estimate is made by the Company as to certain construction and land development costs incurred but not yet paid at the time of closing. Estimated costs to complete a home are determined for each closed home based upon historical data with respect to similar product types and geographical areas. The Company monitors the accuracy of each monthly estimate by comparing actual costs incurred subsequent to closing to the estimate made at the time of closing. The Company has made slight modifications to the estimates based on these comparisons and will continue to monitor actual results in the future. At December 31, 2004 and 2003, the Company had accruals of $35.4 million and $37.0 million, respectively. Historical estimates have been materially consistent with actual results. The Company does not expect the estimates to materially change in the future, however actual results could differ from such estimates.

     Variable interest entities — In the normal course of business, MDC enters into lot option purchase contracts, generally through a deposit of cash, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s liability with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and letters of credit, which totaled approximately $41.8 million and $22.1 million, respectively, at December 31, 2004. At December 31, 2004, the Company had the right to acquire 21,164 lots at an aggregate purchase price of approximately $1.1 billion. Under FASB’s Interpretation No. 46 (“Consolidation of Variable Interest Entities”) (“FIN 46”), certain of these contracts create a variable interest, with the land seller being the variable interest entity (“VIE”). The Company has evaluated, based on the provisions of FIN 46, all lot option purchase contracts outstanding as of December 31, 2004. In connection with this evaluation, the Company requested financial information from these VIE’s, assessed the market conditions where the Company has contracted with these VIE’s, and evaluated whether the Company retains the risk of loss from the VIE’s activities or are entitled to receive a majority of the VIE’s residual returns or both. Based on this evaluation, MDC has determined that its interests in these VIE’s do not result in significant variable interests or require consolidation as MDC’s interests do not qualify it as the primary beneficiary of residual returns or losses.

     Financial Services.

     Mortgage Loans Held in Inventory — The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated by the Company are sold to investors within 45 days of origination. Gains or losses on mortgage loans held in inventory are realized when the loans are sold. Credit losses related to mortgage loans in inventory have been insignificant.

     Revenue Recognition — Loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized when title and all risks and rewards of ownership have irrevocably passed to the buyer and there are no significant unresolved contingencies.

     Derivative Financial Instruments — Financial Accounting Standards Board (“FASB”) SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS No. 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method the company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, the company must document the results of the method used to assess hedge effectiveness on an ongoing basis.

     If a company either does not properly designate the “hedging relationship” or subsequently determines that the derivative instruments do not qualify for hedge accounting, the derivative instruments are considered “free standing derivatives.” Free standing derivatives are marked-to-market and included in the balance sheet as either derivative assets or liabilities with corresponding changes in fair value recorded in income as they occur.

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

     For the year ended December 31, 2002, the Company determined that its derivative instruments qualified for SFAS No. 133 hedge accounting as “fair value hedges” and the resulting adjustments related to this qualification were immaterial to the Company’s financial position and results of operations. Additionally, the Company marked-to-market its mortgage loan inventory in accordance with SFAS No. 133. During 2004 and 2003, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not impact materially the Company’s results of operations for 2004 and 2003.

     Mortgage Servicing Rights — The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold. Mortgage servicing rights (“Servicing Rights”) of $8.9 million and $11.6 million were capitalized during 2004 and 2003, respectively. Servicing Rights are amortized over the estimated period of net servicing revenues. The cost attributed to the Servicing Rights sold and the amortization of Servicing Rights was $8.9 million and $11.7 million for 2004 and 2003, respectively. Servicing Rights are evaluated for impairment by stratifying the portfolio based on loan type and interest rate. As of December 31, 2004 and 2003, the Company had unamortized Servicing Rights of $0.1 million with no related impairment as of both periods ended, included in financial services other assets, net in the consolidated balance sheets.

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

     Property and Equipment — Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 15 years. Depreciation expense was $8.0 million, $5.1 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Accumulated depreciation as of December 31, 2004 and 2003 was $22.0 million and $15.6 million, respectively.

     Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $26.4 million, $23.6 million and $20.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Stock-Based Compensation — The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees, which are valued based on the market price of MDC’s common stock at the grant dates and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the consolidated balance sheets and is amortized to expense over the vesting period. The expense recognized in the consolidated income statement for the years ended December 31, 2004, 2003 and 2002 was $0.5 million, $0.5 million and $0.2 million, respectively.

     The Company has elected to account for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25 and related interpretations and, has recorded no compensation expense in the determination of net income in the years ended December 31, 2004, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the following years (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003	2002
Net income, as reported	$391,165	$212,229	$167,305
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(8,799)	(8,574)	(9,144)

Pro forma net income	$382,366	$203,655	$158,161

Earnings per share
Basic as reported	$9.19	$5.11	$3.97

Basic pro forma	$8.98	$4.90	$3.76

Diluted as reported	$8.79	$4.90	$3.83

Diluted pro forma	$8.59	$4.70	$3.62

     The following table is a summary of the average fair values of options granted during 2004, 2003 and 2002 on the date of grant using the Black-Scholes option pricing model with the assumptions used for the expected volatility, risk free interest rate and dividend yield rate.

	Year Ended December 31,
	2004	2003	2002
Average fair value of options granted	$29.23	$18.16	$13.31
Expected volatility	45.3%	47.6%	54.9%
Risk free interest rate	3.9%	3.9%	3.8%
Dividend yield rate	0.8%	0.8%	0.8%
Weighted-average expected lives of options	6.0 yrs.	6.0 yrs.	7.0 yrs.

     Other Comprehensive Income — The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands).

	December 31,
	2004	2003
Minimum pension liability adjustment, net of income taxes of $(187) in 2004 and $(174) in 2003	$(295)	$(274)
Unrealized gains on securities available for sale, net of income taxes of $385 in 2004 and $449 in 2003	5	265

Accumulated other comprehensive income (loss)	$(290)	$(9)

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

     Litigation Reserves — MDC and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has accrued for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. At December 31, 2004 and 2003, the Company had accruals of $8.2 million and $10.1 million, respectively. Historical estimates have been materially consistent with actual results. We do not expect the estimates to materially change in the future, however due to uncertainties in the estimation process actual results could differ from such estimates.

     Recent Statements of Financial Accounting Standards — On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     The Company expects to adopt SFAS 123(R) on July 1, 2005 and is currently evaluating adoption alternatives.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123(R) in future periods will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in this Note A under “Stock-Based Compensation” to the Company’s consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The amount of operating cash flows recognized in prior periods for the benefit of tax deductions in excess of recognized compensation cost were $10.5 million, $7.2 million and $0 in 2004, 2003 and 2002, respectively.

B. Information on Business Segments

     The Company operates in two business segments — homebuilding and financial services. A summary of the Company’s business segments is shown below (in thousands).

	Year Ended December 31,
	2004	2003	2002
Homebuilding
Revenues
Home sales	$3,932,013	$2,851,328	$2,260,291
Land sales	8,898	1,298	6,022
Other revenues	10,733	6,460	5,882

Total Homebuilding Revenues	3,951,644	2,859,086	2,272,195

Home cost of sales	2,843,543	2,163,696	1,741,449
Land cost of sales	8,783	842	4,600
Marketing	198,541	162,148	125,060
General and administrative	181,580	138,521	105,482

Total Homebuilding Expenses	3,232,447	2,465,207	1,976,591

Homebuilding Operating Profit	719,197	393,879	295,604

Financial Services
Revenues
Net interest income	3,838	4,616	4,348
Origination fees	24,728	22,245	18,771
Gains on sales of mortgage servicing, net	2,093	1,972	1,773
Gains on sales of mortgage loans, net	22,657	28,622	19,587
Mortgage servicing and other	3,294	2,761	877

Total Financial Services Revenues	56,610	60,216	45,356
General and Administrative Expenses	38,127	31,939	21,162

Financial Services Operating Profit	18,483	28,277	24,194

Total Operating Profit	737,680	422,156	319,798

Corporate
Interest and other revenues	818	768	973
Expenses related to debt redemption	—	(9,315)	—
General and administrative	(101,584)	(65,386)	(46,727)

Net Corporate Expenses	(100,766)	(73,933)	(45,754)

Income Before Income Taxes	$636,914	$348,223	$274,044

     Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Capital expenditures and related depreciation and amortization for the years ended December 31, 2004, 2003 and 2002 were not material. Identifiable segment assets are shown on the face of the consolidated balance sheets.

C. Mortgage Loans Held in Inventory

     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

	December 31,
	2004	2003
First mortgage loans
Conventional	$157,687	$117,620
FHA and VA	20,961	21,200

	178,648	138,820

Less
Unamortized discounts	52	(72)
Deferred fees	(815)	159
Adjustment for derivatives and hedging activities	1,050	1,133
Allowance for loan losses	(10)	—

Total	$178,925	$140,040

     Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 5.7% and 5.9% at December 31, 2004 and 2003, respectively.

D. Lines of Credit

     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During April 2004, the Company renewed the Homebuilding Line, increasing the aggregate commitment amount to $700 million and extending the maturity date to April 7, 2009. In addition, the facility’s provision for letters of credit was increased to an available aggregate amount of $350 million. The facility permitted an increase in the maximum commitment amount to $850 million upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At December 31, 2004, there were no borrowings outstanding and $67.0 million in letters of credit had been issued under the Homebuilding Line. The Company could have borrowed funds at interest rates ranging from 2.5% to 5.25%.

     Mortgage Lending – The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended by the First Amendment dated as of February 27, 2004 and the Second Amendment dated as of September 28, 2004. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2004, $135.5 million was borrowed and an additional $23.9 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2004 and 2003, the interest rates on the Mortgage Line were 3.4% and 2.3%, respectively.

     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of this Annual Report on Form 10-K.

     The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, the Company’s consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and the Company’s “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, the Company’s “adjusted consolidated tangible net worth,” as defined, must not be less than the sum of (1) $776,018,000; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy the financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $485,011,000; (2) 50% of the quarterly consolidated net income of “borrower” and the “guarantors” earned after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy this covenant could result in a termination of the facility. The Company believes that it is in full compliance with these covenants and is not aware of any covenant violations.

     The Company’s senior notes are not secured and the senior notes indentures do not contain financial covenants. The senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries.

E. Senior Notes and Total Debt Obligations

     In December 2002, the Company completed a public offering of $150 million principal amount of 7% senior notes due December 2012 (the “7% Senior Notes”) at a discount, with an effective yield of 7.30%. The principal amount outstanding, net of unamortized discount, at December 31, 2004 was $148.7 million. Interest is due and payable on June 1 and December 15 of each year until maturity. The Company does not make any principal payments and the 7% Senior Notes are fully due in December 2012. The 7% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 7% Senior Notes supplemental indenture.

     In May 2003, the Company completed a public offering of $150 million principal amount of 5 1/2% senior notes due May 2013 (the “5 1/2% Senior Notes”) at a discount, with an effective yield of 5.74%. Also in May 2003, the Company redeemed $175 million principal amount of its 8 3/8% senior notes due 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182.3 million, plus accrued and unpaid interest through the date of redemption. In compliance with SFAS No. 145, the expenses related to this debt redemption of $9.3 million are no longer treated as an extraordinary loss. In December 2003, the Company issued an additional $200 million principal amount of the 5 1/2% Senior Notes at a premium, with an effective yield of 5.57%. The 5 1/2% Senior Notes have interest due and payable on May 15 and November 15 of each year until maturity. The Company does not make any principal payments and the 5 1/2% Senior Notes are fully due in May 2013. The 5 1/2% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 5 1/2% Senior Notes supplemental indenture.

     In December 2004, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due December 2014 (the “5 3/8% Medium-Term Senior Notes”) at a discount, with an effective yield of 5.55%. The 5 3/8% Medium-Term Senior Notes have interest due and payable on June 15 and December 15 of each year until maturity. The Company does not make any principal payments and the 5 3/8% Medium-Term Senior Notes are fully due in December 2014. The 5 3/8% Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 5 3/8% Medium-Term Senior Notes supplemental indenture.

The Company classifies the senior notes as corporate liabilities due to the fact that M.D.C. Holdings, Inc. is the borrower and the senior notes are guaranteed by certain homebuilding subsidiaries. The Company’s total debt obligations as of December 31, 2004 and 2003 are as follows (in thousands).

	December 31,	December 31,
	2004	2003
7% Senior Notes due 2012	148,688	148,565
5 1/2% Senior Notes due 2013	349,197	349,135
5 3/8% Medium-Term Senior Notes due 2014	248,425	—

Total Senior Notes	746,310	497,700
Notes payable	—	2,479

Total Corporate and Homebuilding Debt	746,310	500,179
Mortgage line of credit	135,478	79,240

Total Debt	$881,788	$579,419

F. Retirement Plans

     In October 1997, the Company established a defined benefit retirement plan (the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $11.8 million at December 31, 2004. The Retirement Plan is not funded and benefits were fully vested as of December 31, 2004, the measurement date, for both participants. Unrecognized prior service cost of $1.6 million at December 31, 2004 is being recognized over the officers’ average estimated service periods. Included on the December 31, 2004 consolidated balance sheet is an intangible asset of $1.6 million related to unamortized prior service cost and a corresponding accrued pension liability of $2.1 million and an accumulated other comprehensive loss of $0.5 million. Accrued benefit costs as of December 31, 2004 and 2003 were $8.1 million and $6.9 million, respectively. The aggregate benefit payments over the next five years are expected to be $1.5 million. Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the years ended December 31, 2004, 2003 and 2002 (dollars in thousands).

	Year Ended December 31,
	2004	2003	2002
Projected benefit obligation — beginning of year	$11,328	$10,391	$9,667
Service cost	—	—	116
Interest cost	684	691	649
Unrecognized (gain) loss due to change in actuarial assumptions	(167)	246	(41)

Projected benefit obligation — end of year	$11,845	$11,328	$10,391

Accumulated benefit obligation — end of year	$10,209	$9,328	$8,209

Assumptions used in the calculation of the present value of the projected benefit obligation Discount rate	6.00%	6.25%	6.75%
Future annual compensation rate increase	3.25%	3.50%	4.00%

Components of Retirement Plan expense
Service cost	$—	$—	$116
Interest cost	684	691	649
Prior service cost amortization	325	325	325
Net loss recognition	162	171	116

Total Retirement Plan expense	$1,171	$1,187	$1,206

     The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions have been funded with shares of MDC common stock, and the expense recognized by the Company for 2004, 2003 and 2002 was $3.2 million, $3.7 million and $3.4 million, respectively.

G. Stockholders’ Equity

     Stock Dividends and Stock Splits — On December 14, 2004, MDC’s board of directors declared a stock split in the form of a stock dividend that was distributed on January 10, 2005. On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004. In accordance with SFAS No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of all stock dividends and splits.

     Equity Incentive Plans — A summary of the Company’s equity incentive plans follows.

     Employee Equity Incentive Plans — In June 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,795,100 shares of MDC common stock (restated for stock dividends and the stock split) for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the effective date of the Employee Plan. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. In 2003, options to purchase 325,611 shares of MDC common stock and 12,793 shares of restricted stock were awarded under the Employee Plan. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.

     In March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provided for an initial authorization of 3,460,000 shares of MDC common stock (restated for all stock dividends and the stock split) for issuance thereunder, plus an additional annual authorization equal to 10% of the authorized shares of MDC common stock under the Equity Incentive Plan. In April 2003, an additional 1,573,000 shares were authorized for issuance by vote of the Company’s shareowners (restated for the March 23, 2004 stock dividend and the January 10, 2005 stock split). The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted. In 2004, options to purchase 1,080,755 shares of MDC common stock and 13,391 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over a period of up to seven years.

     Director Equity Incentive Plans — In March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 865,000 shares of MDC common stock (restated for all stock dividends and the stock split) for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to 100% of the market value of the MDC common stock on the date of grant of the option.

     A summary of the changes in stock options during each of the years ended December 31, 2004, 2003 and 2002 is as follows, restated as applicable for stock dividends and the stock split (in shares of MDC common stock).

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding – beginning of year	6,432,452	$23.36	6,460,713	$16.49	5,567,358	$13.28
Granted	1,243,255	$60.68	1,649,925	$39.97	1,904,091	$22.60
Exercised	(975,927)	$11.26	(1,405,078)	$12.13	(830,887)	$9.22
Cancelled	(463,023)	$29.81	(273,108)	$18.80	(179,849)	$15.65

Options outstanding — end of year	6,236,757	$32.21	6,432,452	$23.36	6,460,713	$16.49
Available for future grant	2,641,376		3,057,190		2,280,874

Total shares reserved — end of year	8,878,133		9,489,642		8,741,587

Options exercisable December 31	2,441,048	$21.98	2,430,152	$16.49	2,715,822	$12.97

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2004.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$15.35 - $17.95	891,894	1.28	$15.36	890,228	$15.36
$18.47 - $20.78	1,248,413	6.88	$18.47	907,098	$18.47
$20.85 - $21.39	1,211,607	4.75	$21.39	180,828	$21.39
$21.73 - $43.81	734,831	5.83	$30.32	300,394	$33.21
$44.68 - $46.92	939,387	8.88	$44.69	—	—
$49.05 - $68.06	1,210,625	9.86	$61.10	162,500	$57.66

	6,236,757	6.42	$32.21	2,441,048	$21.98

     MDC Common Stock Repurchase Programs — On March 24, 2003, the MDC board of directors authorized the repurchase of up to an additional 1,350,000 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 4,350,000 shares. The Company repurchased a total of 727,100 shares, prior to the March 23, 2004 10% stock dividend and the January 10, 2005 1.3 for 1 stock split, of MDC common stock in the first quarter of 2003, bringing the total shares repurchased to 2,580,400. No shares of MDC common stock were repurchased in the second, third or fourth quarters of 2003, leaving 1,769,600 shares available to be repurchased as of December 31, 2003 under this program. The per share prices, including commissions, for the 727,100 shares repurchased ranged from $25.15 to $27.29 with an average cost of $25.71, adjusted for the March 23, 2004 10% stock dividend and January 10, 2005 1.3 for 1 stock split. At December 31, 2003, the Company held 4,007,000 shares of treasury stock with an average purchase price of approximately $12.56 per share.

     During the 2004 second quarter, the Company repurchased 155,000 shares of MDC common stock, adjusted for the 1.3 for 1 stock split. No shares of MDC common stock were repurchased in the first, third or fourth quarters of 2004. As of December 31, 2004 the Company had repurchased 3,509,000 shares of MDC common stock, leaving 2,145,000 shares available to be repurchased as of December 31, 2004 under this program. At December 31, 2004, the Company held 31,000 shares of treasury stock with an average purchase price of approximately $43.97 per share.

H. Supplemental Balance Sheet Information

     The following table sets forth information relating to homebuilding accounts payable and accrued liabilities (in thousands):

	December 31,
	2004	2003
Homebuilding
Accounts payable
Construction accounts payable	$150,769	$136,960
Non-construction accounts payable.	8,994	2,443

Total accounts payable	159,763	139,403

Accrued liabilities
Warranty reserves	55,053	41,663
Customer deposits	38,791	31,433
Other accrued liabilities	71,861	46,795

Total accrued liabilities	165,705	119,891

Total accounts payable and accrued liabilities	$325,468	$259,294

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

	Year Ended December 31,
	2004	2003	2002
Total Interest Incurred
Corporate and homebuilding	$32,879	$26,779	$21,116
Financial services	1,946	1,967	1,822

Total interest incurred	$34,825	$28,746	$22,938

Corporate and Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$20,043	$17,783	$17,358
Interest incurred	32,879	26,779	21,116
Previously capitalized interest included in cost of sales	(28,702)	(24,519)	(20,691)

Interest capitalized in homebuilding inventory, end of period	$24,220	$20,043	$17,783

Financial Services Net Interest Income
Interest income	$5,785	$6,583	$6,170
Interest expense	(1,946)	(1,967)	(1,822)

Net interest income	$3,839	$4,616	$4,348

J. Income Taxes

     The significant components of the provision for income taxes are as follows (in thousands).

	Year Ended December 31,
	2004	2003	2002
Current tax expense
Federal	$220,662	$123,630	$88,999
State	33,954	18,480	13,639

Total current	254,616	142,110	102,638

Deferred tax expense (benefit)
Federal	(8,486)	(5,473)	3,906
State	(381)	(643)	195

Total deferred	(8,867)	(6,116)	4,101

Provision for income taxes	$245,749	$135,994	$106,739

     The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2004	2003	2002
Tax expense computed at statutory rate	$222,920	$121,878	$95,915
Increase due to
Permanent differences between financial statement income and taxable income	192	175	175
State income tax, net of federal benefit	22,292	13,929	8,615
Other, net	345	12	2,034

Provision for income taxes	$245,749	$135,994	$106,739

Effective tax rate	38.6%	39.0%	39.0%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	December 31,
	2004	2003
Deferred tax assets
Warranty, litigation and other reserves	$35,474	$27,160
Inventory impairment charges	1,879	2,284
Accrued liabilities	7,484	7,012
Inventory, additional costs capitalized for tax purposes	10,576	11,295

Total gross deferred tax assets	55,413	47,751

Deferred tax liabilities
Deferred revenue	7,342	8,014
Inventory, additional costs capitalized for financial statement purposes	1,193	1,153
Property, equipment and other assets, net	1,615	1,305
Subsidiaries not consolidated for tax purposes	2,082	2,345
Other, net	2,218	2,838

Total gross deferred tax liabilities	14,450	15,655

Net deferred tax asset	$40,963	$32,096

K. Earnings Per Share

     Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. Weighted-average shares outstanding and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on March 23, 2004, as well as the 1.3 for 1 stock split effective January 10, 2005. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2004	2003	2002
Basic Earnings Per Share
Net income	$391,165	$212,229	$167,305

Basic weighted-average shares outstanding	42,560	41,521	42,103

Per share amounts	$9.19	$5.11	$3.97

Diluted Earnings Per Share
Net income	$391,165	$212,229	$167,305

Basic weighted-average shares outstanding	42,560	41,521	42,103
Stock options, net	1,938	1,812	1,553

Diluted weighted-average shares outstanding	44,498	43,333	43,656

Per share amounts	$8.79	$4.90	$3.83

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

M. Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2004 and 2003.

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

     Senior Notes — The estimated fair value of the senior notes in the following table are based on dealer quotes (in thousands).

	December 31, 2004		December 31, 2003
	Recorded	Estimated	Recorded	Estimated
	Amount	Fair Value	Amount	Fair Value
7% Senior Notes due 2012	$148,688	$168,225	$148,565	$166,805
5 1/2% Senior Notes due 2013	$349,197	$356,188	$349,135	$350,970
5 3/8% Medium-Term Senior Notes due 2014	$248,425	$248,700	$—	$—

N. Commitments and Contingencies

     The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) the availability and cost of performance bonds and insurance covering risks associated with our business; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company’s operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona, Nevada, Utah, Texas, Illinois, Philadelphia/Delaware Valley and Florida.

     The Company has purchase obligations relating to open work orders and estimates for land to be developed and homes under construction for which the Company has not received an invoice for work to be completed totaling $142.9 million at December 31, 2004.

     To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2004, commitments by HomeAmerican to originate mortgage loans totaled $69.9 million at market rates of interest. At December 31, 2004, unexpired short-term forward commitments to sell loans totaled $77.1 million at market rates of interest.

     MDC leases office space, equipment and certain of its model show homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $12.5 million in 2005, $10.6 million in 2006, $9.3 million in 2007, $8.6 million in 2008 and $6.2 million in 2009 and thereafter. Rent expense under cancelable and non-cancelable leases totaled $16.4 million, $12.1 million and $8.4 million in 2004, 2003 and 2002, respectively.

     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2004, the Company had issued and outstanding performance bonds and letters of credit totaling $306.8 million and $94.7 million, respectively, including $25.6 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

O. Related Party Transactions

     MDC has transacted business with related or affiliated companies and with certain officers and directors of the Company.

     Certain affiliates of an officer and director of the Company sublease office space from the Company, for which they paid rent, including parking, of approximately $0.1 million for the years ended December 31, 2004 and 2003, respectively.

     Gilbert Goldstein, P.C., a law firm of which a director of the Company is the sole shareholder, was paid legal fees of $0.3 million, $0.2 million, and $0.2 million in 2004, 2003, and 2002.

     The spouse of an officer and director of the Company owns a company that provides consulting services to the Company. Total fees paid for these services were $0.2 million in 2004, 2003 and 2002, respectively.

     During 2004, the Company contributed 115,296 shares, adjusted for the 1.3 for 1 stock split, of MDC common stock then valued at $6.3 million to the M.D.C. Holdings, Inc. Charitable Foundation (the “Foundation”), a Delaware not-for-profit corporation that was incorporated on September 30, 2000. During 2003, the Company contributed 88,989 shares, adjusted for 1.3 for 1 stock split, then valued at $4.0 million to the Foundation. The Company made no contributions to the Foundation in 2002. The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501 (c)(3) of the Internal Revenue Code. Certain directors and officers of the Company are the trustees and officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of the five member board of trustees and, accordingly, none of the trustees should be considered to beneficially own such shares.

P. Summarized Quarterly Consolidated Financial Information (Unaudited)

     Unaudited summarized quarterly consolidated financial information for the two years ended December 31, 2004 is as follows (in thousands, except per share amounts). Weighted-average shares outstanding and per share amounts have been adjusted for the effects of the 10% stock dividend distributed on March 23, 2004, as well as the January 10, 2005 1.3 for 1 stock split.

	Quarter
	Fourth	Third	Second	First
2004
Revenues	$1,343,858	$1,026,129	$875,483	$763,604

Home gross profit margin	$371,528	$283,894	$237,643	$195,405

Net income	$142,623	$105,073	$82,568	$60,901

Earnings Per Share
Basic	$3.31	$2.47	$1.95	$1.44

Diluted	$3.17	$2.36	$1.87	$1.38

Weighted-Average Shares Outstanding
Basic	43,117	42,493	42,318	42,306

Diluted	44,960	44,442	44,233	44,282

	Quarter
	Fourth	Third	Second	First
2003
Revenues	$862,080	$798,906	$689,442	$596,642

Home gross profit margin	$211,718	$193,487	$156,454	$125,973

Net income	$67,022	$65,476	$42,694	$37,037

Earnings Per Share
Basic	$1.59	$1.57	$1.04	$.90

Diluted	$1.52	$1.51	$1.00	$.87

Weighted-Average Shares Outstanding
Basic	42,073	41,564	41,024	41,463

Diluted	44,041	43,333	42,781	42,804

Q. Supplemental Guarantor Information

     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).

•	M.D.C. Land Corporation

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	RAH of Florida, Inc.

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Florida, LP.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily consist of.

•	American Home Insurance Agency, Inc.

•	American Home Title and Escrow Company

•	HomeAmerican Mortgage Corporation

•	Lion Insurance Company

•	StarAmerican Insurance Ltd.

•	Allegiant Insurance Company, Inc., A Risk Retention Group

•	AHT Reinsurance, Inc

     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$389,828	$—	$—	$—	$389,828
Investments in and advances to parent and subsidiaries	551,597	1,246	(3,104)	(549,739)	—
Other assets	85,177	207	(796)	—	84,588

	1,026,602	1,453	(3,900)	(549,739)	474,416

Homebuilding
Cash and cash equivalents	—	12,252	4,709	—	16,961
Home sales and other accounts receivable	—	34,144	1,477	(4,603)	31,018
Inventories, net
Housing completed or under construction	—	851,628	—	—	851,628
Land and land under development	—	1,109,953	—	—	1,109,953
Other assets	—	100,997	29,047	(14,500)	115,544

	—	2,108,974	35,233	(19,103)	2,125,104

Financial services	—	—	190,524	—	190,524

Total Assets	$1,026,602	$2,110,427	$221,857	$(568,842)	$2,790,044

LIABILITIES
Corporate
Accounts payable and accrued expenses	$109,550	$130	$48	$(15,550)	$94,178
Advances and notes payable – parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Senior notes, net	746,310	—	—	—	746,310

	(391,181)	1,279,845	18,353	(15,550)	891,467

Homebuilding
Accounts payable and accrued expenses	—	305,894	19,574	—	325,468
Line of credit	—	—	—	—	—

	—	305,894	19,574	—	325,468

Financial services	—	—	157,841	(3,553)	154,288

Total Liabilities	(391,181)	1,585,739	195,768	(19,103)	1,371,223

STOCKHOLDERS’ EQUITY	1,417,783	524,688	26,089	(549,739)	1,418,821

Total Liabilities and Stockholders’ Equity	$1,026,602	$2,110,427	$221,857	$(568,842)	$2,790,044

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$163,133	$—	$—	$—	$163,133
Investments in and advances to parent and subsidiaries	377,353	1,112	(18,537)	(359,928)	—
Other assets	55,866	22	(1,948)	—	53,940

	596,352	1,134	(20,485)	(359,928)	217,073

Homebuilding
Cash and cash equivalents	—	6,335	1,911	—	8,246
Home sales and other accounts receivable	—	12,538	503	(4,647)	8,394
Inventories, net
Housing completed or under construction	—	732,744	—	—	732,744
Land and land under development	—	763,569	—	—	763,569
Other assets	—	65,876	22,543	—	88,419

	—	1,581,062	24,957	(4,647)	1,601,372

Financial services	—	—	151,355	—	151,355

Total Assets	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

LIABILITIES
Corporate
Accounts payable and accrued expenses	$72,344	$70	$48	$(250)	$72,212
Advances and notes payable – parent and subsidiaries	(885,966)	871,875	14,091	—	—
Income taxes payable	(101,816)	122,787	4,040	—	25,011
Senior notes, net	497,700	—	—	—	497,700

	(417,738)	994,732	18,179	(250)	594,923

Homebuilding
Accounts payable and accrued expenses	—	251,275	8,019	—	259,294
Notes payable	—	2,479	—	—	2,479
Line of credit	—	—	—	—	—

	—	253,754	8,019	—	261,773

Financial services	—	—	101,593	(4,409)	97,184

Total Liabilities	(417,738)	1,248,486	127,791	(4,659)	953,880

STOCKHOLDERS’ EQUITY	1,014,090	333,710	28,036	(359,916)	1,015,920

Total Liabilities and Stockholders’ Equity	$596,352	$1,582,196	$155,827	$(364,575)	$1,969,800

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$3,944,872	$7,419	$(647)	$3,951,644
Financial services	—	—	56,610	—	56,610
Corporate	789	—	29	—	818
Equity in earnings of subsidiaries	389,358	—	—	(389,358)	—

Total Revenues	390,147	3,944,872	64,058	(390,005)	4,009,072

COSTS AND EXPENSES
Homebuilding	968	3,334,326	1,978	(104,825)	3,232,447
Financial services	—	—	38,127	—	38,127
Corporate general and administrative	101,584	—	—	—	101,584
Corporate and homebuilding interest	(104,825)	—	—	104,825	—

Total Expenses	(2,273)	3,334,326	40,105	—	3,372,158

Income before income taxes	392,420	610,546	23,953	(390,005)	636,914
Provision for income taxes	(204)	(236,466)	(9,079)	—	(245,749)

NET INCOME	$392,216	$374,080	$14,874	$(390,005)	$391,165

Year Ended December 31, 2003

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$2,854,560	$4,948	$(422)	$2,859,086
Financial services	—	—	60,216	—	60,216
Corporate	739	—	29	—	768
Equity in earnings of subsidiaries	210,573	—	—	(210,573)	—

Total Revenues	211,312	2,854,560	65,193	(210,995)	2,920,070

COSTS AND EXPENSES
Homebuilding	843	2,545,552	(57)	(81,131)	2,465,207
Financial services	—	—	31,939	—	31,939
Expenses related to debt redemption	9,315	—	—	—	9,315
Corporate general and administrative	65,386	—	—	—	65,386
Corporate and homebuilding interest	(81,131)	—	—	81,131	—

Total Expenses	(5,587)	2,545,552	31,882	—	2,571,847

Income before income taxes	216,899	309,008	33,311	(210,995)	348,223
Provision for income taxes	(220)	(122,788)	(12,986)	—	(135,994)

NET INCOME	$216,679	$186,220	$20,325	$(210,995)	$212,229

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$2,268,996	$3,493	$(294)	$2,272,195
Financial services	—	—	45,356	—	45,356
Corporate	947	—	26	—	973
Equity in earnings of subsidiaries	185,452	—	—	(185,452)	—

Total Revenues	186,399	2,268,996	48,875	(185,746)	2,318,524

COSTS AND EXPENSES
Homebuilding	480	1,993,711	1,062	(18,662)	1,976,591
Financial services	—	—	21,162	—	21,162
Corporate general and administrative	46,727	—	—	—	46,727
Corporate and homebuilding interest	(18,662)	—	—	18,662	—

Total Expenses	28,545	1,993,711	22,224	—	2,044,480

Income before income taxes	157,854	275,285	26,651	(185,746)	274,044
Provision for income taxes	12,474	(108,828)	(10,385)	—	(106,739)

NET INCOME	$170,328	$166,457	$16,266	$(185,746)	$167,305

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$(26,147)	$34,228	$(31,298)	$(647)	$(23,864)

Net cash used in investing activities	(23,358)	(6,198)	(361)	—	(29,917)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	44,719	(22,113)	(22,606)	—	—
Lines of credit
Advances	1,760,500	—	56,238	—	1,816,738
Principal payments	(1,760,500)	—	—	—	(1,760,500)
Net proceeds from issuance of senior notes	246,575	—	—	—	246,575
Dividend payments	(19,271)	—	—	647	(18,624)
Stock repurchases	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	10,989	—	—	—	10,989

Net cash provided by (used in) financing activities	276,200	(22,113)	33,632	647	288,366

Net increase (decrease) in cash and cash equivalents	226,695	5,917	1,973	—	234,585
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$389,828	$12,252	$6,070	$—	$408,150

Year Ended December 31, 2003

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$21,846	$(34,120)	$96,623	$(422)	$83,927

Net cash used in investing activities	(2,088)	(3,700)	(997)	—	(6,785)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	(21,682)	39,984	(18,302)	—	—
Lines of credit
Advances	2,353,400	—	—	—	2,353,400
Principal payments	(2,353,400)	—	(74,834)	—	(2,428,234)
Senior Notes
Proceeds from issuance	346,148	—	—	—	346,148
Redemption	(175,000)	—	—	—	(175,000)
Premium on redemption	(7,329)	—	—	—	(7,329)
Dividend payments	(12,234)	—	—	422	(11,812)
Stock repurchases	(26,731)	—	—	—	(26,731)
Proceeds from exercise of stock options	17,039	—	—	—	17,039

Net cash provided by (used in) financing activities	120,211	39,984	(93,136)	422	67,481

Net increase in cash and cash equivalents	139,969	2,164	2,490	—	144,623
Cash and cash equivalents
Beginning of year	23,164	4,171	1,607	—	28,942

End of year	$163,133	$6,335	$4,097	$—	$173,565

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$14,770	$(140,207)	$(40,698)	$(294)	$(166,429)

Net cash used in investing activities	(10,177)	(2,018)	(246)	—	(12,441)

Financing Activities
Net increase (reduction) in borrowings from parent and subsidiaries	(129,237)	142,044	(12,807)	—	—
Lines of credit
Advances	2,573,200	—	54,432	—	2,627,632
Principal payments	(2,573,200)	—	—	—	(2,573,200)
Net proceeds from issuance of senior notes	146,791	—	—	—	146,791
Dividend payments	(8,586)	—	—	294	(8,292)
Stock repurchases	(29,403)	—	—	—	(29,403)
Proceeds from exercise of stock options	7,684	—	—	—	7,684

Net cash provided by (used in) financing activities	(12,751)	142,044	41,625	294	171,212

Net increase (decrease) in cash and cash equivalents	(8,158)	(181)	681	—	(7,658)
Cash and cash equivalents
Beginning of year	31,322	4,352	926	—	36,600

End of year	$23,164	$4,171	$1,607	$—	$28,942

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision, and with the participation, of the Company’s management, including the chief executive officer and the chief financial officer. Based on that evaluation, the Company’s management, including the chief executive officer and chief financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of M.D.C. Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that M.D.C. Holdings, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that M.D.C. Holdings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M.D.C. Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 15, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Denver, Colorado February 15, 2005

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held on or about April 21, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.

     We will provide to any shareholder or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our chief executive officer and senior financial officers and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 303-804-7708. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our chief executive officer and senior financial officers if such disclosure is required.

     The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference, when filed from the Proxy Statement.

     Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on May 14, 2004.

Item 11. Executive Compensation.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table provides information as of December 31, 2004 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares		Common Shares Remaining
	to be Issued Upon	Weighted-Average	Available for Future
	Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options	Outstanding Options	Compensation Plans
Employee Equity Incentive Plan	1,948,345	$19.74	—
Equity Incentive Plan	3,831,520	$37.58	2,244,024
Director Stock Option Plan	456,892	$40.37	397,352

Total equity compensation plans approved by shareowners	6,236,757	$32.21	2,641,376

     Please refer to the discussion of the Company’s equity incentive plans in Note G to the Company’s consolidated financial statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under the current plans automatically increases.

     Other information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

  (a)(1) Financial Statements.

     The following consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8.

  (a)(2) Financial Statement Schedules.

     All schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable financial statements or notes thereto.

   (a)(3) Exhibits.

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5 1/2% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 19, 2003). *

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated October 6, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note.

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.6	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan).

10.7	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.8	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.9	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.10	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan).

10.11	Form of Restricted Stock Agreement (2001 Equity Incentive Plan).

10.12	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.13	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003.

10.14	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors).

10.15	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.16	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.17	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.18	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.19	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.20	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.21	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 26, 2003). *

10.22	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 26, 2003). *

10.23	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.24	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.25	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.26	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005.

10.27	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.28	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.29	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 17th day of February, 2005 on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ LARRY A. MIZEL Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 17, 2005

/s/ DAVID D. MANDARICH David D. Mandarich	Director, President and Chief Operating Officer	February 17, 2005

/s/ STEVEN J. BORICK	Director	February 17, 2005
Steven J. Borick

/s/ GILBERT GOLDSTEIN	Director	February 17, 2005
Gilbert Goldstein

/s/ WILLIAM B. KEMPER	Director	February 17, 2005
William B. Kemper

/s/ HERBERT T. BUCHWALD	Director	February 17, 2005
Herbert T. Buchwald

/s/ DAVID E. BLACKFORD	Director	February 17, 2005
David E. Blackford

(A Majority of the Board of Directors)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5 1/2% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K dated May 19, 2003). *

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond

Exhibit
Number	Description

American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated October 6, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note.

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.6	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan).

10.7	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.8	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

Exhibit
Number	Description

10.9	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.10	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan).

10.11	Form of Restricted Stock Agreement (2001 Equity Incentive Plan).

10.12	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.13	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003.

10.14	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors).

10.15	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.16	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.17	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.18	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.19	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.20	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.21	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated February 26, 2003). *

10.22	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 26, 2003). *

10.23	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

Exhibit
Number	Description

10.24	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.25	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.26	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005.

10.27	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.28	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.29	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference.