Form 10-Q
period 2005-03-31
MDC HOLDINGS INC
filed 2005-05-06
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 30, 2005, 43,700,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

 (i)

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$205,316	$389,828
Property and equipment, net	29,164	28,932
Deferred income taxes	42,297	40,963
Deferred debt issue costs, net	5,545	5,671
Other assets, net	9,240	9,022

	291,562	474,416

Homebuilding
Cash and cash equivalents	20,190	16,961
Home sales and other accounts receivable	45,033	31,018
Inventories, net
Housing completed or under construction	904,474	851,628
Land and land under development	1,307,240	1,109,953
Prepaid expenses and other assets, net	124,093	115,544

	2,401,030	2,125,104

Financial Services
Cash and cash equivalents	1,328	1,361
Mortgage loans held in inventory	116,077	178,925
Other assets, net	6,563	10,238

	123,968	190,524

Total Assets	$2,816,560	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$78,343	$94,178
Income taxes payable	62,714	50,979
Senior notes, net	746,392	746,310

	887,449	891,467

Homebuilding
Accounts payable	152,356	159,763
Accrued liabilities	167,994	165,705
Line of credit	—	—

	320,350	325,468

Financial Services
Accounts payable and accrued expenses	17,492	18,810
Line of credit	74,811	135,478

	92,303	154,288

Total Liabilities	1,300,102	1,371,223

COMMITMENTS AND CONTINGENCIES (NOTE G)	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 43,684,000 and 43,286,000 shares issued, respectively, at March 31, 2005 and December 31, 2004	437	433
Additional paid-in capital	680,326	660,699
Retained earnings	838,902	760,780
Unearned restricted stock	(2,577)	(1,418)
Accumulated other comprehensive loss	(301)	(290)

	1,516,787	1,420,204
Less treasury stock, at cost; 9,000 and 38,000 shares, respectively, at March 31, 2005 and December 31, 2004	(329)	(1,383)

Total Stockholders’ Equity	1,516,458	1,418,821

Total Liabilities and Stockholders’ Equity	$2,816,560	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
REVENUES

Homebuilding	$921,330	$748,864
Financial Services	11,598	14,448
Corporate	988	292

Total Revenues	933,916	763,604

COSTS AND EXPENSES

Homebuilding	758,820	635,419
Financial Services	8,751	9,791
Corporate general and administrative	30,416	18,576

Total Costs and Expenses	797,987	663,786

Income before income taxes	135,929	99,818
Provision for income taxes	(51,298)	(38,917)

NET INCOME	$84,631	$60,901

EARNINGS PER SHARE

Basic	$1.95	$1.44

Diluted	$1.86	$1.38

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	43,458	42,306

Diluted	45,564	44,282

DIVIDENDS DECLARED PER SHARE	$.150	$.087

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$84,631	$60,901
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	9,994	8,930
Deferred income taxes	(1,334)	(2,083)
Net changes in assets and liabilities
Homebuilding inventories	(250,133)	(148,391)
Prepaid expenses and other assets	(14,456)	(15,270)
Home sales and other accounts receivable	(14,015)	(13,527)
Accounts payable and accrued expenses	1,328	27,285
Mortgage loans held in inventory	62,848	38,223
Other, net	3,629	712

Net cash used in operating activities	(117,508)	(43,220)

INVESTING ACTIVITIES
Net purchase of property and equipment	(4,663)	(2,299)

FINANCING ACTIVITIES
Lines of credit
Advances	—	3,500
Principal payments	(60,667)	(30,128)
Dividend payments	(6,509)	(3,851)
Proceeds from exercise of stock options	8,031	1,512

Net cash used in financing activities	(59,145)	(28,967)

Net decrease in cash and cash equivalents	(181,316)	(74,486)
Cash and cash equivalents
Beginning of period	408,150	173,565

End of period	$226,834	$99,079

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements
(Unaudited)

A. Presentation of Financial Statements

     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of March 31, 2005 and for all of the periods presented. These statements should be read in conjunction with MDC’s financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. Certain reclassifications have been made in the 2004 financial statements to conform to the classifications used in the current year.

     The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income are not necessarily indicative of the results to be expected for the full year.

B. Earnings Per Share

     The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Prior period earnings per share and weighted-average shares outstanding have been restated to reflect the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months
	Ended March 31,
	2005	2004
Basic Earnings Per Share
Net income	$84,631	$60,901

Basic weighted-average shares outstanding	43,458	42,306

Per share amounts	$1.95	$1.44

Diluted Earnings Per Share
Net income	$84,631	$60,901

Basic weighted-average shares outstanding	43,458	42,306
Common stock equivalents	2,106	1,976

Diluted weighted-average shares outstanding	45,564	44,282

Per share amounts	$1.86	$1.38

C. Stockholders’ Equity

     Stock Split - On December 14, 2004, MDC’s board of directors declared a 1.3 for 1 stock split in the form of a stock dividend that was distributed on January 10, 2005. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods presented to reflect the effect of this stock split.

     Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three months ended March 31, 2005 and 2004 related to stock option grants. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, had been applied to all outstanding and unvested awards in the three month period ended March 31, 2005 and 2004 (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2005	2004
Net income, as reported	$84,631	$60,901
SFAS No. 123 expense, net of tax	(2,421)	(1,291)

Pro forma net income	$82,210	$59,610

Earnings per share
Basic as reported	$1.95	$1.44

Basic pro forma	$1.89	$1.41

Diluted as reported	$1.86	$1.38

Diluted pro forma	$1.80	$1.35

D. Interest Activity

     The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note E. Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months
	Ended March 31,
	2005	2004
Total Interest Incurred
Corporate and homebuilding	$10,815	$7,366
Financial services	484	383

Total interest incurred	$11,299	$7,749

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$24,220	$20,043
Interest incurred	10,815	7,366
Interest expense	—	—
Previously capitalized interest included in cost of sales	(7,294)	(6,362)

Interest capitalized in homebuilding inventory, end of period	$27,741	$21,047

	Three Months
	Ended March 31,
	2005	2004
Financial Services Net Interest Income
Interest income	$1,011	$1,313
Interest expense	(484)	(383)

Net interest income	$527	$930

E. Information on Business Segments

     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months
	Ended March 31,
	2005	2004
Homebuilding
Revenues
Home sales	$916,831	$746,429
Land sales	1,296	—
Other revenues	3,203	2,435

Total Homebuilding Revenues	921,330	748,864

Home cost of sales	656,780	551,024
Land cost of sales	790	—
Marketing expenses	48,164	43,168
General and administrative expenses	53,086	41,227

Homebuilding Expenses	758,820	635,419

Homebuilding Operating Profit	162,510	113,445

Financial Services
Revenues
Net interest income	527	930
Origination fees	6,141	5,264
Gains on sales of mortgage servicing	678	616
Gains on sales of mortgage loans, net	3,247	6,777
Mortgage servicing and other	1,005	861

Total Financial Services Revenues	11,598	14,448
General and administrative expenses	8,751	9,791

Financial Services Operating Profit	2,847	4,657

Total Operating Profit	165,357	118,102

Corporate
Interest and other revenues	988	292
General and administrative expenses	(30,416)	(18,576)

Net Corporate Expenses	(29,428)	(18,284)

Income Before Income Taxes	$135,929	$99,818

F. Warranty Reserves

     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate accounts payable and accrued expenses and homebuilding accrued expenses in the consolidated balance sheets, and totaled $64.1 million and $64.4 million, respectively, at March 31, 2005 and December 31, 2004. Warranty expense was $9.3 million and $9.0 million for the three months ended March 31, 2005 and 2004, respectively. Reserves carried over from prior years primarily are the result of the Company’s volume of homes closed increasing by over 200% in the last ten years, giving rise to continuing warranty reserves that exceed current expenditures. In addition, the carryover includes qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the three months ended March 31, 2005 is shown below (in thousands).

Warranty reserve balance at December 31, 2004	$64,424
Warranty expense provision	9,287
Warranty cash payments, net	(9,609)

Warranty reserve balance at March 31, 2005	$64,102

G. Commitments and Contingencies

     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At March 31, 2005, MDC had issued and outstanding performance bonds and letters of credit totaling $330.0 million and $103.2 million, respectively, including $27.9 million in letters of credit issued by HomeAmerican Mortgage Corporation (“HomeAmerican”). In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

H. Lines of Credit and Total Debt Obligations

     Homebuilding – The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, we modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. In addition, the facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At March 31, 2005, there were no borrowings outstanding, and $73.2 million in letters of credit had been issued under the Homebuilding Line.

     Mortgage Lending – The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral as defined. At March 31, 2005, $74.8 million was borrowed and an additional $12.7 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     General - The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of the Company’s 2004 Annual Report on Form 10-K.

     The Company’s debt obligations as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31,	December 31,
	2005	2004
7% Senior Notes due 2012	$148,720	$148,688
5 1/2% Senior Notes due 2013	349,217	349,197
5 3/8% Medium-Term Senior Notes due 2014	248,455	248,425

Total Senior Notes	746,392	746,310
Homebuilding Line	—	—

Total Corporate and Homebuilding Debt	746,392	746,310
Mortgage Line	74,811	135,478

Total Debt	$821,203	$881,788

I. Recent Statements of Financial Accounting Standards

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS 123(R) must be adopted no later than January 1, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in Note C under “Stock-Based Compensation” to the Company’s consolidated financial statements.

J. Supplemental Guarantor Information

     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).

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

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
March 31, 2005
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$205,316	$—	$—	$—	$205,316
Investments in and advances to parent and subsidiaries	314,025	609	2,161	(316,795)	—
Other assets	86,691	166	(611)	—	86,246

	606,032	775	1,550	(316,795)	291,562

Homebuilding
Cash and cash equivalents	—	13,743	6,447	—	20,190
Home sales and other accounts receivable	—	50,140	1,282	(6,389)	45,033
Inventories, net
Housing completed or under construction	—	904,474	—	—	904,474
Land and land under development	—	1,307,240	—	—	1,307,240
Other assets	—	109,601	29,492	(15,000)	124,093

	—	2,385,198	37,221	(21,389)	2,401,030

Financial Services	—	—	123,968	—	123,968

Total Assets	$606,032	$2,385,973	$162,739	$(338,184)	$2,816,560

LIABILITIES
Corporate
Accounts payable and accrued expenses	$94,109	$236	$48	$(16,050)	$78,343
Advances and notes payable - parent and subsidiaries	(1,761,507)	1,746,309	15,198	—	—
Income taxes payable	13,151	48,054	1,509	—	62,714
Senior notes, net	746,392	—	—	—	746,392

	(907,855)	1,794,599	16,755	(16,050)	887,449

Homebuilding
Accounts payable and accrued expenses	—	298,447	21,903	—	320,350
Line of credit	—	—	—	—	—

	—	298,447	21,903	—	320,350

Financial Services	—	—	97,642	(5,339)	92,303

Total Liabilities	(907,855)	2,093,046	136,300	(21,389)	1,300,102

STOCKHOLDERS’ EQUITY	1,513,887	292,927	26,439	(316,795)	1,516,458

Total Liabilities and Stockholders’ Equity	$606,032	$2,385,973	$162,739	$(338,184)	$2,816,560

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$389,828	$—	$—	$—	$389,828
Investments in and advances to parent and subsidiaries	551,597	1,246	(3,104)	(549,739)	—
Other assets	85,177	207	(796)	—	84,588

	1,026,602	1,453	(3,900)	(549,739)	474,416

Homebuilding
Cash and cash equivalents	—	12,252	4,709	—	16,961
Home sales and other accounts receivable	—	34,144	1,477	(4,603)	31,018
Inventories, net
Housing completed or under construction	—	851,628	—	—	851,628
Land and land under development	—	1,109,953	—	—	1,109,953
Other assets	—	100,997	29,047	(14,500)	115,544

	—	2,108,974	35,233	(19,103)	2,125,104

Financial Services	—	—	190,524	—	190,524

Total Assets	$1,026,602	$2,110,427	$221,857	$(568,842)	$2,790,044

LIABILITIES
Corporate
Accounts payable and accrued expenses	$109,550	$130	$48	$(15,550)	$94,178
Advances and notes payable – parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Senior notes, net	746,310	—	—	—	746,310

	(391,181)	1,279,845	18,353	(15,550)	891,467

Homebuilding
Accounts payable and accrued expenses	—	305,894	19,574	—	325,468
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—

	—	305,894	19,574	—	325,468

Financial Services	—	—	157,841	(3,553)	154,288

Total Liabilities	(391,181)	1,585,739	195,768	(19,103)	1,371,223

STOCKHOLDERS’ EQUITY	1,417,783	524,688	26,089	(549,739)	1,418,821

Total Liabilities and Stockholders’ Equity	$1,026,602	$2,110,427	$221,857	$(568,842)	$2,790,044

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$919,893	$1,661	$(224)	$921,330
Financial Services	—	—	11,598	—	11,598
Corporate	978	—	10	—	988
Equity in earnings of subsidiaries	80,195	—	—	(80,195)	—

Total Revenues	81,173	919,893	13,269	(80,419)	933,916

COSTS AND EXPENSES
Homebuilding	179	790,844	784	(32,987)	758,820
Financial Services	—	—	8,751	—	8,751
Corporate general and administrative	30,416	—	—	—	30,416
Corporate and homebuilding interest	(32,987)	—	—	32,987	—

Total Costs and Expenses	(2,392)	790,844	9,535	—	797,987

Income before income taxes	83,565	129,049	3,734	(80,419)	135,929
Provision for income taxes	(1,812)	(48,053)	(1,433)	—	(51,298)

NET INCOME	$81,753	$80,996	$2,301	$(80,419)	$84,631

Three Months Ended March 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$747,610	$1,385	$(131)	$748,864
Financial Services	—	—	14,448	—	14,448
Corporate	286	—	6	—	292
Equity in earnings of subsidiaries	59,140	—	—	(59,140)	—

Total Revenues	59,426	747,610	15,839	(59,271)	763,604

COSTS AND EXPENSES
Homebuilding	203	657,360	(233)	(21,911)	635,419
Financial Services	—	—	9,791	—	9,791
Corporate general and administrative	18,576	—	—	—	18,576
Corporate and homebuilding interest	(21,911)	—	—	21,911	—

Total Costs and Expenses	(3,132)	657,360	9,558	—	663,786

Income before income taxes	62,558	90,250	6,281	(59,271)	99,818
Provision for income taxes	(1,032)	(35,403)	(2,482)	—	(38,917)

NET INCOME	$61,526	$54,847	$3,799	$(59,271)	$60,901

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$200,681	$(385,998)	$68,033	$(224)	$(117,508)

Net cash used in investing activities	(1,602)	(2,953)	(108)	—	(4,663)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(384,889)	390,441	(5,552)	—	—
Lines of credit
Advances	—	—	—	—	—
Principal payments	—	—	(60,667)	—	(60,667)
Dividend payments	(6,733)	—	—	224	(6,509)
Proceeds from exercise of stock options	8,031	—	—	—	8,031

Net cash provided by (used in) financing activities	(383,591)	390,441	(66,219)	224	(59,145)

Net increase (decrease) in cash and cash equivalents	(184,512)	1,490	1,706	—	(181,316)
Cash and cash equivalents
Beginning of year	389,828	12,252	6,070	—	408,150

End of year	$205,316	$13,742	$7,776	$—	$226,834

Three Months Ended March 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$114,803	$(195,467)	$37,575	$(131)	$(43,220)

Net cash used in investing activities	(1,316)	(889)	(94)	—	(2,299)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(189,722)	201,506	(11,784)	—	—
Lines of credit
Advances	3,500	—	—	—	3,500
Principal payments	(3,500)	—	(26,628)	—	(30,128)
Dividend payments	(3,982)	—	—	131	(3,851)
Stock repurchases	—	—	—	—	—
Proceeds from exercise of stock options	1,512	—	—	—	1,512

Net cash provided by (used in) financing activities	(192,192)	201,506	(38,412)	131	(28,967)

Net increase (decrease) in cash and cash equivalents	(78,705)	5,150	(931)	—	(74,486)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$84,428	$11,485	$3,166	$—	$99,079

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware.

RESULTS OF OPERATIONS

Overview

     First quarter 2005 operating profits from our homebuilding operations reached a record $162.5 million, representing an increase of 43% from the $113.4 million earned during the same period in 2004. This increase can be attributed to record levels of home closings and home gross margins, as well as a significant increase in the average selling price of homes closed. We closed 3,158 homes for the quarter ended March 31, 2005, an increase of 9% from the same period in 2004. Home gross margins increased 220 basis points to 28.4% for the three months ended March 31, 2005, compared with 26.2% for the same period in 2004. The average selling price of homes closed increased to $290,300 for the first quarter of 2005, compared with $256,500 for the same period in 2004.

     We realized significant year-over-year improvements in operating results in Nevada, Virginia and Northern California. Higher home closings, improved home gross margins and increases in average selling prices of more than $75,000 contributed to increased profits in each of these markets. In particular, we continued to benefit from home gross margins in Nevada that were significantly higher than the Company average, primarily due to substantial price increases in the first half of 2004 that resulted from the extraordinary demand for homes in this market during that time. Each of our homebuilding operations, except Texas, experienced higher year-over-year average home selling prices during the 2005 first quarter. In addition, we received increased contributions to our bottom line from our relatively new divisions in Utah, Florida and Texas.

     We experienced extreme wet weather conditions in California, Arizona and Nevada during the 2005 first quarter which not only impacted our ability to close homes in the current quarter, but delayed development activities and community openings which will delay home closings originally anticipated in the 2005 second quarter. As a result, we do not expect to recover the number of home closings delayed from the first quarter until the latter half of this year. See “Forward-Looking Statements” below.

     We anticipate that our active community count will approach 300 by the end of the third quarter and should exceed 300 by the end of the year, which should support our continued growth. This anticipated increase in active communities will be aided by the successful increase in our supply of lots owned and controlled to almost 41,000 at March 31, 2005, up 28% from last year. Our community growth primarily will be driven by new community openings in Nevada, California, Arizona and Colorado. Also, we plan to add communities in each of our newer operations in Utah, Illinois, Florida and the Delaware Valley. See “Forward-Looking Statements” below.

Consolidated Results.

     The following discussion for both consolidated results of operations and segment results refers to the three-months ended March 31, 2005, compared with the same period in 2004. The table below summarizes our results of operations (in thousands, except per share amounts). Prior period earnings per share have been restated to reflect the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months
	Ended March 31,		Change
	2005	2004	Amount	%
Revenues	$933,916	$763,604	$170,312	22%
Income Before Income Taxes	$135,929	$99,818	$36,111	36%
Net Income	$84,631	$60,901	$23,730	39%
Earnings Per Share:
Basic	$1.95	$1.44	$0.51	35%
Diluted	$1.86	$1.38	$0.48	35%

     The increase in revenues for the first quarter of 2005 primarily was due to higher homebuilding revenues resulting from an increase in home closings to 3,158 in 2005, compared with 2,910 in 2004, and an increase of $33,800 in the average selling price of our homes.

     The increase in income before income taxes reflects increased first quarter operating profits from our homebuilding segment, partially offset by lower operating profits from our financial services segment and higher corporate general and administrative expenses. The increase in homebuilding segment profits primarily resulted from the higher home closings and average selling prices described above, as well as an increase in Home Gross Margins (as defined below) of 220 basis points.

Homebuilding Segment

     The tables below set forth information relating to the Company’s homebuilding segment (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2005	2004	Amount	%
Home Sales Revenues	$916,831	$746,429	$170,402	23%
Operating Profit	$162,510	$113,445	$49,065	43%
Average Selling Price Per
Home Closed	$290.3	$256.5	$33.8	13%
Home Gross Margins	28.4%	26.2%	2.2%	8%
Orders For Homes, net (units)
Arizona	1,152	910	242	27%
California	531	826	(295)	-36%
Colorado	664	691	(27)	-4%
Florida	320	109	211	194%
Illinois	29	—	29	—
Maryland	145	124	21	17%
Nevada	750	1,030	(280)	-27%
Philadelphia/DelawareValley	43	—	43	—
Texas	321	271	50	18%
Utah	248	176	72	41%
Virginia	343	292	51	17%

Total	4,546	4,429	117	3%

Homes Closed (units)
Arizona	796	870	(74)	-9%
California	386	476	(90)	-19%
Colorado	448	478	(30)	-6%
Florida	295	71	224	315%
Illinois	5	—	5	—
Maryland	74	70	4	6%
Nevada	609	568	41	7%
Texas	165	70	95	136%
Utah	168	104	64	62%
Virginia	212	203	9	4%

Total	3,158	2,910	248	9%

	March 31,	December 31,	March 31,
	2005	2004	2004
Backlog (units)
Arizona	2,499	2,143	1,373
California	952	807	1,469
Colorado	908	692	947
Florida	663	638	142
Illinois	42	18	—
Maryland	296	225	323
Nevada	887	746	1,348
Philadelphia/Delaware Valley	66	23	—
Texas	412	256	344
Utah	369	289	223
Virginia	799	668	943

Total	7,893	6,505	7,112

Backlog Estimated Sales Value	$2,430,000	$1,920,000	$2,080,000

Average Sales Price in Backlog	$307.9	$295.2	$292.5

Active Subdivisions
Arizona	42	32	42
California	28	22	25
Colorado	55	53	55
Florida	18	18	11
Illinois	4	1	—
Maryland	14	11	10
Nevada	34	31	20
Philadelphia/Delaware Valley	4	2	—
Texas	24	24	20
Utah	18	22	14
Virginia	24	26	28

Total	265	242	225

Average for the quarter	252	237	207

     Home Sales Revenues - The increase in home sales revenues was the result of increased home closings and average selling prices, as discussed below, for the three months ended March 31, 2005, compared with the same period in 2004.

     Homes Closed - Home closings were higher in the first quarter of 2005, compared with the same period in 2004, in all of our markets except California, Arizona and Colorado. Home closings increased significantly in Florida, Texas and Utah, primarily due to an increase in our average active subdivisions and higher year-over-year Backlogs (as defined below) at the beginning of the 2005 first quarter. We closed fewer homes in California and Arizona, primarily due to weather related delays in construction and, in California, a lower year-over-year Backlog to start the period.

     Average Selling Price Per Home Closed - The $33,800 rise in average selling prices was attributable to increases in the average home selling prices of more than $75,000 in Nevada, Virginia and California. In addition, we experienced an increase in our average home selling price in all of our other markets except Texas.

The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended March 31,
	2005	2004
Average Selling Price
Arizona	$203.3	$191.0
California	518.5	386.9
Colorado	282.5	261.5
Florida	186.4	170.6
Illinois	401.9	—
Maryland	423.7	419.5
Nevada	288.8	206.6
Texas	155.1	161.6
Utah	212.9	174.4
Virginia	484.2	408.2
Company Average	$290.3	$256.5

     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, closing costs and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the first quarter of 2005, compared with the same period in 2004, primarily due to significant year-over-year improvements in Nevada, Virginia and Northern California. In particular, we continued to benefit from Home Gross Margins in Nevada that were significantly higher than the Company average, primarily due to substantial price increases in the first half of 2004 that resulted from the extraordinary demand for homes in this market during that time. These increases to Home Gross Margins partially were offset by the impact of a greater number of homes closed in the 2005 first quarter in Utah, Texas and Florida, where Home Gross Margins were lower than the Company average.

     Future Home Gross Margins may be impacted by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials (for example, lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in our markets, particularly Nevada; and (6) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes and Backlog - First quarter home orders particularly were strong in Arizona, Virginia and Maryland (up 27%, 17% and 17% year-over-year, respectively), primarily due to the continued strong demand for new homes in these markets. In addition, we received 961 net home orders in the 2005 first quarter from our newer markets in Utah, Texas, Florida, Philadelphia/Delaware Valley and Illinois, compared with only 556 home orders from these markets in the 2004 first quarter. Similar to the 2004 fourth quarter, these increases partially were offset by lower home orders in Nevada and California, compared with the extraordinary levels experienced in these markets during the first quarter of 2004.

     Record home orders received during the 2005 first quarter contributed to the 11% and 17% increases, respectively, in homes under contract but not yet delivered (“Backlog”) at March 31, 2005 to 7,893 units with an estimated sales value of $2.43 billion, compared with the Backlog of 7,112 units with an estimated sales value of $2.08 billion at March 31, 2004. Assuming no significant change in market conditions or mortgage interest rates, the Company expects approximately 70% to 75% of its March 31, 2005 Backlog to close under existing sales contracts during 2005 and early 2006. The remaining 25% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.

     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $48.2 million for the quarter ended March 31, 2005, compared with $43.2 million for the comparable period in 2004. The increase in 2005 primarily was due to an increase of $4.2 million in sales commissions resulting from the Company’s increased home sales revenues.

     General and Administrative - General and administrative expenses increased to $53.1 million during the first quarter of 2005, compared with $41.2 million for the same period in 2004, primarily due to increases in compensation and related benefits and other costs associated with the expansion of our operations in the majority of our markets.

Title Operations

     American Home Title provides title agency services to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. We are evaluating opportunities to provide title agency services in our other markets. Income before income taxes from title operations was $1.0 million for the quarter ended March 31, 2005, compared with $0.8 million for the same period in 2004.

Land Inventory

     The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total non-refundable option deposits (dollars in thousands).

	March 31,	December 31,	March 31,
	2005	2004	2004
Arizona	$258,775	$168,489	$117,399
California	305,283	277,360	251,826
Colorado	144,068	139,554	115,843
Florida	31,321	27,926	11,162
Illinois	37,096	33,656	7,255
Maryland	91,589	69,523	48,984
Nevada	240,809	209,544	161,853
Philadelphia/Delaware Valley	31,392	28,916	—
Texas	25,151	19,420	18,765
Utah	37,076	35,104	32,832
Virginia	104,680	100,461	81,363

Total	$1,307,240	$1,109,953	$847,282

	March 31,	December 31,	March 31,
	2005	2004	2004
Total Lots Owned (excluding lots in work-in-process)	24,021	20,760	18,692
Total Lots Controlled Under Option	16,895	21,164	13,272

Total Lots Owned and Controlled (excluding lots in work-in-process)	40,916	41,924	31,964

Non-refundable Option Deposits
Cash	$39,049	$41,804	$18,921
Letters of Credit	20,525	22,062	11,127

Total Non-refundable Option Deposits	$59,574	$63,866	$30,048

Financial Services Segment

     The table below sets forth information relating to our financial services operations (dollars in thousands).

	Three Months Ended March 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Mortgage loan origination fees	$6,141	$5,264	$877	17%
Gains on sales of mortgage servicing, net	$678	$616	$62	10%
Gains on sales of mortgage loans, net	$3,247	$6,777	$(3,530)	-52%
Operating Profit	$2,847	$4,657	$(1,810)	-39%
Principal amount of loans originated	$305,193	$341,267	$(36,074)	-11%
Principal amount of loans brokered	$213,352	$158,829	$54,523	34%
Capture Rate	41%	56%	-15%
Including brokered loans	68%	78%	-10%

     Financial services operating profit for the first quarter of 2005 decreased, compared with the same period in 2004, primarily due to the more competitive mortgage pricing environment, which resulted in lower gains on sales of mortgage loans. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans in the first quarter of 2005, as well as brokering a higher percentage of total loans processed in the quarter to third party mortgage companies, for which no gains on sales are realized by HomeAmerican.

     The principal amount of originated loans decreased 11% in the first quarter of 2005, compared with the same period in 2004. This decline primarily was due to the decrease in our Capture Rate, which resulted from a 34% increase in the amount of loans being brokered to outside lenders. The Capture Rate is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the first quarter of 2005.

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

Other Operating Results

     Interest Expense - We capitalize interest incurred on our corporate and homebuilding debt during the period of active development and through the completion of construction of our homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note E to our consolidated financial statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to our consolidated financial statements.

     Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $30.4 million during the first quarter of 2005, compared with $18.6 million for the same period in 2004. The increases in 2005 primarily were due to greater compensation-related costs of $10.0 million principally resulting from our higher profitability, which included increased spending on our national programs, such as training and information technology.

     Income Taxes - Our overall effective income tax rate of 37.7% for the first quarter of 2005 differed from the 39% in the first quarter of 2004 primarily due to the impact of the new Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have an effective registration statement allowing us to issue equity, debt or hybrid securities up to $1.0 billion. In December 2004, we issued $250 million principal amount of our 5⅜% Medium-Term Senior Notes, thereby reducing our capacity to issue equity, debt or hybrid securities to $750 million, with $250 million earmarked for our medium term notes program.

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

Lines of Credit and Senior Notes

     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, we modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. In addition, the facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At March 31, 2005, there were no borrowings outstanding, and $73.2 million in letters of credit had been issued under the Homebuilding Line.

     Mortgage Lending - Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At March 31, 2005, $74.8 million was borrowed and an additional $12.7 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

     General - The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants, and we are not aware of any covenant violations. The agreements for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.

     The financial covenants contained in the Homebuilding Line credit agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $776 million; (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy the financial covenant tests may result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $485 million; (2) 50% of the quarterly consolidated net income of “borrower” and the “guarantors” earned after December 31, 2003; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2003. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

     Our senior notes are not secured, and the senior notes indentures do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Programs

     In January 2005, our board of directors authorized the repurchase of up to an additional 495,120 shares of MDC common stock, bringing the total authorization under our stock repurchase program to 5,654,000 shares. We have repurchased 3,509,000 shares of MDC common stock since inception of this program, leaving 2,145,000 shares available to be repurchased as of March 31, 2005. At March 31, 2005, we held 9,000 shares of treasury stock with an average purchase price of $36.57. There were no stock repurchases made during the quarter ended March 31, 2005.

Consolidated Cash Flow

     During the first quarter of 2005, we used $117.5 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $278.6 million increase in our homebuilding inventories, other assets and home sales and other accounts receivable in conjunction with our expanded homebuilding operations, partially offset by income before depreciation and amortization and deferred income taxes of $93.3 million and an increase of $62.8 million of mortgage loans held in inventory. We continued to expand our homebuilding operations in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.

     Financing activities used cash of $59.1 million in the 2005 first quarter, primarily due to repayments of our lines of credit totaling $60.7 million and dividends paid of $6.5 million, partially offset by cash proceeds of $8.0 million from the exercise of stock options.

     Additionally, we used $4.7 million of cash from investing activities in the first three months of 2005, primarily due to the purchase of property and equipment.

     During the first quarter of 2004, we used $43.2 million of cash for operating activities. Cash provided by net income before depreciation and amortization, the sale of mortgage loans and an increase in accounts payable and accrued expenses was more than offset by cash used to build net homebuilding assets in support of our expanding homebuilding activities. Additionally, we made net principal payments of $26.6 million on our lines of credit and paid dividends of $3.9 million.

Off-Balance Sheet Arrangements

     At March 31, 2005, we had outstanding performance bonds of $330.0 million issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these performance bonds generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds will be released and we will not have any continuing obligations.

     All other off-balance sheet arrangements have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.

Contractual Obligations

     Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.

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

     Our business also is significantly affected by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Nevada reached unprecedented levels during the last half of 2003 and the first six months of 2004. This extraordinary demand resulted in a substantial increase in new home sales and median home prices. Our average home selling price in Nevada, along with our Home Gross Margins, also increased significantly in latter half of 2004 and into 2005, without a substantial change in product mix.

     We continue to follow our disciplined strategy of controlling approximately a two-year supply of land in all of our markets. The demand for new homes in Nevada during the first quarter of 2005 was more consistent with levels experienced during the first half of 2003 and 2002. If this demand declines in the future, our financial results potentially could be impacted by the recent significant appreciation in land costs, which could adversely affect our Home Gross Margins if we are unable to recover these costs through increases in home selling prices. See “Forward-Looking Statements” below.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See "Forward-Looking Statements” below.

     The accounting policies, which we believe are critical and require the use of complex judgment in their application, are those related to (1) homebuilding inventory valuation; (2) estimates to complete land development and home construction; (3) warranty costs; and (4) litigation reserves. Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

          Certain statements in this Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We have identified the forward-looking statements in this Form 10-Q by cross-referencing this section at the end of the paragraph in which the forward-looking statement is located. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those listed below:

•	General Economic and Business Conditions - Changes in national, regional and local economic conditions, as well as changes in consumer confidence and preferences, can have a negative impact on our business.

•	Interest Rate Changes - Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing.

•	Changes in Federal Lending Programs - The availability of mortgage financing under federal lending programs is an important factor in our business. Any change in the availability of this financing could reduce our home sales and mortgage lending volume.

•	Availability of Capital - Our ability to grow our business is dependent on our ability to generate or obtain capital. Increases in interest rates and changes in the capital markets could increase our costs of borrowing or reduce the availability of funds.

•	Competition - The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources.

•	The Availability and Cost of Land, Labor and Materials - Our operations depend on our ability to continue to obtain land, labor and materials at reasonable prices. Changes in the general availability or cost of these items may hurt our ability to build homes and develop new residential communities.

•	The Availability and Cost of Performance Bonds and Insurance - Our operations also are affected by our ability to obtain performance bonds and insurance at reasonable prices. Changes in the availability and cost of bonds and insurance can adversely impact our business operations.

•	Weather and Geology - The climates and geology of many of the states in which we operate present increased risks of natural disasters and adverse weather. To the extent that such events occur, our business may be adversely affected.

•	Governmental Regulation and Environmental Matters - Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including environmental laws, moratoriums on utility availability, growth restrictions, zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws.

•	Product Liability Litigation and Warranty Claims - As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims that can be costly and adversely affect our business.

•	Other Factors - Other factors over which we have little or no control, such as required accounting changes and terrorist acts and other acts of war, can also adversely affect us.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     There have been no material changes from the 2004 Annual Report on Form 10-K related to our exposure to market risk from interest rates.

Item 4.	Controls and Procedures.

     (a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

     (b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“Richmond”), alleging that Richmond violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of Richmond’s development sites. In its complaint, the EPA sought civil penalties against Richmond in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against Richmond for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA has inspected a number of sites under development by Richmond affiliates in Virginia, Maryland, Arizona, California and again in Colorado, and claims to have found additional stormwater permit violations. Richmond has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company did not repurchase any shares during the first quarter of 2005. Additionally, there were no sales of unregistered equity securities during the first quarter of 2005.

Item 3.	Defaults Upon Senior Securities.

     None.

Item 4.	Submission of Matters to a Vote of Security Holders.

     The annual meeting of the Company’s shareowners was held on April 21, 2005. The following members of the Board of Directors were elected as Class II Directors for three-year terms expiring in 2008:

	Votes For	Votes Withheld
Gilbert Goldstein	39,222,713	2,086,886
William B. Kemper	37,958,970	3,350,629

     Larry A. Mizel, Herbert T. Buchwald, Steven J. Borick, David D. Mandarich and David E. Blackford continued to serve as directors of the Company after the annual meeting.

Item 5.	Other Information.

     On April 21, 2005, MDC’s board of directors declared a cash dividend of eighteen cents ($.18) per share for the quarter ended March 31, 2005. The dividend is to be paid on May 25, 2005 to shareowners of record on May 11, 2005.

Item 6.	Exhibits.

               (a) Exhibit:

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.