Form 10-Q
period 2005-06-30
MDC HOLDINGS INC
filed 2005-08-08
CIK 773141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-8951
M.D.C. HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

4350 South Monaco Street, Suite 500	80237
Denver, Colorado	(Zip code)
(Address of principal executive offices)
(303) 773-1100
(Registrant’s telephone number, including area code)
3600 South Yosemite Street, Suite 900
Denver, Colorado 80237
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, 44,375,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

(i)

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Corporate
Cash and cash equivalents	$45,613	$389,828
Property and equipment, net	30,347	28,932
Deferred income taxes	42,372	40,963
Deferred debt issue costs, net	5,436	5,671
Other assets, net	7,818	9,022

	131,586	474,416

Homebuilding
Cash and cash equivalents	23,540	16,961
Home sales and other accounts receivable	69,400	31,018
Inventories, net
Housing completed or under construction	1,190,380	851,628
Land and land under development	1,302,718	1,109,953
Prepaid expenses and other assets, net	147,684	115,544

	2,733,722	2,125,104

Financial Services
Cash and cash equivalents	1,336	1,361
Mortgage loans held in inventory	162,111	178,925
Other assets, net	8,699	10,238

	172,146	190,524

Total Assets	$3,037,454	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$82,405	$94,178
Income taxes payable	40,725	50,979
Senior notes, net	746,459	746,310

	869,589	891,467

Homebuilding
Accounts payable	204,951	159,763
Accrued liabilities	189,768	165,705
Line of credit	30,000	—

	424,719	325,468

Financial Services
Accounts payable and accrued liabilities	18,245	18,810
Line of credit	110,879	135,478

	129,124	154,288

Total Liabilities	1,423,432	1,371,223

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 43,761,000 and 43,286,000 shares issued, respectively, at June 30, 2005 and December 31, 2004	438	433
Additional paid-in capital	683,336	660,699
Retained earnings	933,387	760,780
Unearned restricted stock	(2,534)	(1,418)
Accumulated other comprehensive income	(276)	(290)

	1,614,351	1,420,204

Less treasury stock, at cost; 9,000 and 31,000 shares, respectively, at June 30, 2005 and December 31, 2004	(329)	(1,383)

Total Stockholders’ Equity	1,614,022	1,418,821

Total Liabilities and Stockholders’ Equity	$3,037,454	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
REVENUES

Homebuilding	$1,033,294	$863,369	$1,954,624	$1,612,233
Financial services	12,812	11,947	24,410	26,395
Corporate	234	167	1,222	459

Total Revenues	1,046,340	875,483	1,980,256	1,639,087

COSTS AND EXPENSES

Homebuilding	845,669	710,884	1,604,489	1,346,303
Financial services	8,685	8,802	17,436	18,593
Corporate	28,009	21,510	58,425	40,086

Total Costs and Expenses	882,363	741,196	1,680,350	1,404,982

Income before income taxes	163,977	134,287	299,906	234,105
Provision for income taxes	(61,354)	(51,719)	(112,652)	(90,636)

NET INCOME	$102,623	$82,568	$187,254	$143,469

EARNINGS PER SHARE

Basic	$2.35	$1.95	$4.30	$3.39

Diluted	$2.25	$1.87	$4.10	$3.24

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	43,718	42,318	43,584	42,312

Diluted	45,703	44,233	45,649	44,257

DIVIDENDS DECLARED PER SHARE	$.180	$.115	$.330	$.203

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
OPERATING ACTIVITIES

Net income	$187,254	$143,469
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	21,586	17,093
Deferred income taxes	(1,409)	(4,225)
Net changes in assets and liabilities
Home sales and other accounts receivable	(38,382)	(20,489)
Homebuilding inventories	(531,517)	(363,967)
Prepaid expenses and other assets	(42,255)	(15,269)
Mortgage loans held in inventory	16,814	18,130
Accounts payable and accrued expenses	59,827	67,984
Other, net	1,979	(4,069)

Net cash used in operating activities	(326,103)	(161,343)

INVESTING ACTIVITIES

Net purchase of property and equipment	(11,724)	(5,277)

FINANCING ACTIVITIES

Lines of credit
Advances	386,300	595,000
Principal payments	(380,899)	(511,612)
Dividend payments	(14,647)	(8,743)
Stock repurchases	—	(6,812)
Proceeds from exercise of stock options	9,412	1,923

Net cash provided by financing activities	166	69,756

Net decrease in cash and cash equivalents	(337,661)	(96,864)
Cash and cash equivalents
Beginning of period	408,150	173,565

End of period	$70,489	$76,701

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A. Presentation of Financial Statements
     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC as of June 30, 2005 and for all periods presented. These statements should be read in conjunction with MDC’s consolidated financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the classifications used in the current year.
     The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income are not necessarily indicative of the results to be expected for the full year.
B. Earnings Per Share
     The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Prior period earnings per share and weighted-average shares outstanding have been adjusted retroactively to reflect the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income	$102,623	$82,568	$187,254	$143,469

Basic weighted-average shares outstanding	43,718	42,318	43,584	42,312

Per share amounts	$2.35	$1.95	$4.30	$3.39

Diluted Earnings Per Share
Net income	$102,623	$82,586	$187,254	$143,469

Basic weighted-average shares outstanding	43,718	42,318	43,584	42,312
Stock options, net	1,985	1,915	2,065	1,945

Diluted weighted-average shares outstanding	45,703	44,233	45,649	44,257

Per share amounts	$2.25	$1.87	$4.10	$3.24

C. Stockholders’ Equity
     Stock Repurchase Program — In January 2005, MDC’s board of directors authorized the repurchase of up to an additional 495,120 shares of MDC common stock, bringing the total authorization under the Company’s stock repurchase program to 5,655,000 shares. The Company has repurchased 3,509,480 shares of MDC common stock since inception of this program, leaving 2,145,520 shares available to be repurchased as of

June 30, 2005. At June 30, 2005, MDC held 9,000 shares of treasury stock with an average purchase price of $36.57. There were no stock repurchases made during the six months ended June 30, 2005.
     Stock Split — On December 14, 2004, MDC’s board of directors declared a 1.3 for 1 stock split in the form of a 30% stock dividend that was distributed on January 10, 2005. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been adjusted retroactively for all periods presented to reflect the effect of this stock split.
     Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”) and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and six months ended June 30, 2005 and 2004. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” had been applied to all outstanding and unvested awards in the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$102,623	$82,568	$187,254	$143,469
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(2,599)	(1,911)	(5,016)	(3,157)

Pro forma net income	$100,024	$80,657	$182,238	$140,312

Earnings per share
Basic as reported	$2.35	$1.95	$4.30	$3.39

Basic pro forma	$2.29	$1.91	$4.18	$3.32

Diluted as reported	$2.25	$1.87	$4.10	$3.24

Diluted pro forma	$2.19	$1.82	$3.99	$3.17

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

Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Total Interest Incurred

Corporate and homebuilding	$11,110	$7,709	$21,925	$15,075
Financial services	654	385	1,138	768

Total interest incurred	$11,764	$8,094	$23,063	$15,843

Corporate/Homebuilding Interest Capitalized

Interest capitalized in homebuilding inventory, beginning of period	$27,741	$21,047	$24,220	$20,043
Interest incurred	11,110	7,709	21,925	15,075
Interest expense	—	—	—	—
Previously capitalized interest included in cost of sales	(8,558)	(6,733)	(15,852)	(13,095)

Interest capitalized in homebuilding inventory, end of period	$30,293	$22,023	$30,293	$22,023

Financial Services Net Interest Income

Interest income	$1,382	$1,285	$2,393	$2,598
Interest expense	(654)	(385)	(1,138)	(768)

Net interest income	$728	$900	$1,255	$1,830

E. Warranty Reserves
     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate accounts payable and accrued liabilities and homebuilding accrued liabilities in the consolidated balance sheets, and totaled $60.8 million and $64.4 million, respectively, at June 30, 2005 and December 31, 2004. Warranty expense was $7.2 million and $16.5 million for the three and six months ended June 30, 2005, compared with $9.1 million and $18.1 million for the same periods in 2004. In addition, the reserves include additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the six months ended June 30, 2005 is shown below (in thousands).

Warranty reserve balance at December 31, 2004	$64,424
Warranty expense provision	16,487
Warranty cash payments, net	(20,161)

Warranty reserve balance at June 30, 2005	$60,750

F. Information on Business Segments
     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Homebuilding
Revenues
Home sales	$1,029,553	$861,537	$1,946,384	$1,607,966
Land sales	—	—	1,296	—
Other revenues	3,741	1,832	6,944	4,267

Total Homebuilding Revenues	1,033,294	863,369	1,954,624	1,612,233

Home cost of sales	734,772	623,894	1,391,552	1,174,918
Land cost of sales	—	—	790	—
Marketing expenses	53,688	44,653	101,852	87,821
General and administrative expenses	57,209	42,337	110,295	83,564

Total Homebuilding Expenses	845,669	710,884	1,604,489	1,346,303

Homebuilding Operating Profit	187,625	152,485	350,135	265,930

Financial Services
Revenues
Net interest income	728	900	1,255	1,830
Origination fees	6,854	5,399	12,995	10,663
Gains on sales of mortgage servicing	791	521	1,469	1,137
Gains on sales of mortgage loans, net	3,769	4,533	7,016	11,310
Mortgage servicing and other	670	594	1,675	1,455

Total Financial Services Revenues	12,812	11,947	24,410	26,395
General and administrative expenses	8,685	8,802	17,436	18,593

Financial Services Operating Profit	4,127	3,145	6,974	7,802

Total Operating Profit	191,752	155,630	357,109	273,732

Corporate
Interest and other revenues	234	167	1,222	459
General and administrative expenses	(28,009)	(21,510)	(58,425)	(40,086)

Net Corporate Expenses	(27,775)	(21,343)	(57,203)	(39,627)

Income Before Income Taxes	$163,977	$134,287	$299,906	$234,105

G. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits. At June 30, 2005, MDC had issued and outstanding performance bonds and letters of credit totaling approximately $349.1 million and $103.4 million, respectively, including $31.7 million issued by HomeAmerican Mortgage Corporation (“HomeAmerican”), a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
H. Lines of Credit and — Total Debt Obligations
     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, the Company modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. The facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At June 30, 2005, the Company had $30.0 million of borrowings and $69.6 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral as defined. At June 30, 2005, $110.9 million was borrowed and an additional $17.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of the Company’s 2004 Annual Report on Form 10-K. The Company’s debt obligations as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30,	December 31,
	2005	2004
7% Senior Notes due 2012	$148,754	$148,688
5 1/2% Senior Notes due 2013	349,236	349,197
5 3/8% Medium Term Senior Notes due 2014	248,469	248,425

Total Senior Notes	746,459	746,310
Homebuilding Line	30,000	—

Total Corporate and Homebuilding Debt	776,459	746,310
Mortgage Line	110,879	135,478

Total Debt	$887,338	$881,788

     On July 7, 2005, the Company completed a public offering of $250 million principal amount of 5⅜% medium term senior notes due July 1, 2015 (the “2015 Medium Term Senior Notes”) at a discount,

with an effective yield of 5 1/2%. The 2015 Medium Term Senior Notes have interest due and payable on January 1st and July 1st of each year until maturity. The Company does not make any principal payments, and the 2015 Medium Term Senior Notes are fully due on July 1, 2015. The 2015 Medium Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption prices set forth in the 2015 Medium Term Senior Notes supplemental indenture.
I. Recent Statements of Financial Accounting Standards
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB No. 25 and amends SFAS Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS 123(R) must be adopted no later than January 1, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in Note C under “Stock-Based Compensation” to the Company’s consolidated financial statements.
J. Supplemental Guarantor Information
     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).
•	M.D.C. Land Corporation

•	RAH of Florida, Inc.

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Florida, LP.

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.
     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance Agency, Inc.

•	American Home Title and Escrow Company

•	HomeAmerican Mortgage Corporation

•	Lion Insurance Company

•	StarAmerican Insurance Ltd.

•	Allegiant Insurance Company, Inc., A Risk Retention Group
     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
June 30, 2005
(In thousands)
(Unaudited)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$45,613	$—	$—	$—	$45,613
Investments in and advances to parent and subsidiaries	418,295	924	(1,010)	(418,209)	—
Other assets	86,252	130	(409)	—	85,973

	550,160	1,054	(1,419)	(418,209)	131,586

Homebuilding
Cash and cash equivalents	—	15,692	7,848	—	23,540
Home sales and other accounts receivable	—	79,343	1,414	(11,357)	69,400
Inventories, net
Housing completed or under construction	—	1,190,380	—	—	1,190,380
Land and land under development	—	1,302,718	—	—	1,302,718
Other assets	—	132,287	33,897	(18,500)	147,684

	—	2,720,420	43,159	(29,857)	2,733,722

Financial Services	—	—	172,146	—	172,146

Total Assets	$550,160	$2,721,474	$213,886	$(448,066)	$3,037,454

LIABILITIES
Corporate
Accounts payable and accrued expenses	$101,659	$248	$48	$(19,550)	$82,405
Advances and notes payable — parent and subsidiaries	(1,875,254)	1,860,123	15,131	—	—
Income taxes payable	(66,726)	104,430	3,021	—	40,725
Senior notes, net	746,459	—	—	—	746,459

	(1,093,862)	1,964,801	18,200	(19,550)	869,589

Homebuilding
Accounts payable and accrued expenses	—	369,279	25,440	—	394,719

Line of credit	30,000	—	—	—	30,000

	30,000	369,279	25,440	—	424,719

Financial Services	—	—	139,431	(10,307)	129,124

Total Liabilities	(1,063,862)	2,334,080	183,071	(29,857)	1,423,432

STOCKHOLDERS’ EQUITY	1,614,022	387,394	30,815	(418,209)	1,614,022

Total Liabilities and Stockholders’ Equity	$550,160	$2,721,474	$213,886	$(448,066)	$3,037,454

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
ASSETS
Corporate
Cash and cash equivalents	$389,828	$—	$—	$—	$389,828
Investments in and advances to parent and subsidiaries	552,635	1,246	(3,104)	(550,777)	—
Other assets	85,177	207	(796)	—	84,588

	1,027,640	1,453	(3,900)	(550,777)	474,416

Homebuilding
Cash and cash equivalents	—	12,252	4,709	—	16,961
Home sales and other accounts receivable	—	34,144	1,477	(4,603)	31,018
Inventories, net
Housing completed or under construction	—	851,628	—	—	851,628
Land and land under development	—	1,109,953	—	—	1,109,953
Other assets	—	100,997	29,047	(14,500)	115,544

	—	2,108,974	35,233	(19,103)	2,125,104

Financial Services	—	—	190,524	—	190,524

Total Assets	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

LIABILITIES
Corporate
Accounts payable and accrued expenses	$109,550	$130	$48	$(15,550)	$94,178
Advances and notes payable – parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Senior notes, net	746,310	—	—	—	746,310

	(391,181)	1,279,845	18,353	(15,550)	891,467

Homebuilding
Accounts payable and accrued expenses	—	305,894	19,574	—	325,468
Line of credit	—	—	—	—	—
Notes payable	—	—	—	—	—

	—	305,894	19,574	—	325,468

Financial Services	—	—	157,841	(3,553)	154,288

Total Liabilities	(391,181)	1,585,739	195,768	(19,103)	1,371,223

STOCKHOLDERS’ EQUITY	1,418,821	524,688	26,089	(550,777)	1,418,821

Total Liabilities and
Stockholders’ Equity	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)
Three Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,031,534	$1,760	$—	$1,033,294
Financial services	—	—	12,812	—	12,812
Corporate	226	—	8	—	234
Equity in earnings of subsidiaries	95,525	—	—	(95,525)	—

Total Revenues	95,751	1,031,534	14,580	(95,525)	1,046,340

COSTS AND EXPENSES
Homebuilding	(247)	883,191	150	(37,425)	845,669
Financial services	—	—	8,685	—	8,685
Corporate	28,009	—	—	—	28,009
Corporate and homebuilding interest	(37,425)	—	—	37,425	—

Total Expenses	(9,663)	883,191	8,835	—	882,363

Income before income taxes	105,414	148,343	5,745	(95,525)	163,977
Provision for income taxes	(2,791)	(56,376)	(2,187)	—	(61,354)

NET INCOME	$102,623	$91,967	$3,558	$(95,525)	$102,623

Three Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$861,824	$1,718	$(173)	$863,369
Financial services	—	—	11,947	—	11,947
Corporate	162	—	5	—	167
Equity in earnings of subsidiaries	82,394	—	—	(82,394)	—

Total Revenues	82,556	861,824	13,670	(82,567)	875,483

COSTS AND EXPENSES
Homebuilding	371	733,667	(467)	(22,687)	710,884
Financial services	—	—	8,802	—	8,802
Corporate	21,510	—	—	—	21,510
Corporate and homebuilding interest	(22,687)	—	—	22,687	—

Total Expenses	(806)	733,667	8,335	—	741,196

Income before income taxes	83,362	128,157	5,335	(82,567)	134,287
Provision for income taxes	(794)	(49,086)	(1,839)	—	(51,719)

NET INCOME	$82,568	$79,071	$3,496	$(82,567)	$82,568

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
(Unaudited)
Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,951,427	$3,421	$(224)	$1,954,624
Financial services	—	—	24,410	—	24,410
Corporate	1,204	—	18	—	1,222
Equity in earnings of subsidiaries	178,598	—	—	(178,598)	—

Total Revenues	179,802	1,951,427	27,849	(178,822)	1,980,256

COSTS AND EXPENSES
Homebuilding	(68)	1,674,035	934	(70,412)	1,604,489
Financial services	—	—	17,436	—	17,436
Corporate	58,425	—	—	—	58,425
Corporate and homebuilding interest	(70,412)	—	—	70,412	—

Total Expenses	(12,055)	1,674,035	18,370	—	1,680,350

Income before income taxes	191,857	277,392	9,479	(178,822)	299,906
Provision for income taxes	(4,603)	(104,429)	(3,620)	—	(112,652)

NET INCOME	$187,254	$172,963	$5,859	$(178,822)	$187,254

Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating
	MDC	Subsidiaries	Subsidiaries	Entries	Total
REVENUES
Homebuilding	$—	$1,609,434	$3,103	$(304)	$1,612,233
Financial services	—	—	26,395	—	26,395
Corporate	447	—	12	—	459
Equity in earnings of subsidiaries	140,910	—	—	(140,910)	—

Total Revenues	141,357	1,609,434	29,510	(141,214)	1,639,087

COSTS AND EXPENSES
Homebuilding	575	1,391,027	(700)	(44,599)	1,346,303
Financial services	—	—	18,593	—	18,593
Corporate	40,086	—	—	—	40,086
Corporate and homebuilding interest	(44,599)	—	—	44,599	—

Total Expenses	(3,938)	1,391,027	17,893	—	1,404,982

Income before income taxes	145,295	218,407	11,617	(141,214)	234,105
Provision for income taxes	(1,826)	(84,489)	(4,321)	—	(90,636)

NET INCOME	$143,469	$133,918	$7,296	$(141,214)	$143,469

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
(Unaudited)
Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$140,746	$(496,986)	$30,361	$(224)	$(326,103)

Net cash used in investing activities	(4,195)	(7,294)	(235)	—	(11,724)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(505,308)	507,720	(2,412)	—	—
Lines of credit
Advances	386,300	—	—	—	386,300
Principal payments	(356,300)	—	(24,599)	—	(380,899)
Dividend payments	(14,871)	—	—	224	(14,647)
Proceeds from exercise of stock options	9,412	—	—	—	9,412

Net cash provided by (used in) financing activities	(480,767)	507,720	(27,011)	224	166

Net increase (decrease) in cash and cash equivalents	(344,216)	3,440	3,115	—	(337,661)
Cash and cash equivalents
Beginning of year	389,828	12,252	6,070	—	408,150

End of year	$45,612	$15,692	$9,185	$—	$70,489

Six Months Ended June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$38,769	$(228,172)	$28,363	$(303)	$(161,343)

Net cash used in investing activities	(2,406)	(2,613)	(258)	—	(5,277)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(220,130)	239,441	(19,311)	—	—
Lines of credit
Advances	595,000	—	—	—	595,000
Principal payments	(505,000)	—	(6,612)	—	(511,612)
Dividend payments	(9,046)	—	—	303	(8,743)
Stock repurchases	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	1,923	—	—	—	1,923

Net cash provided by (used in) financing activities	(144,065)	239,441	(25,923)	303	69,756

Net increase (decrease) in cash and cash equivalents	(107,702)	8,656	2,182	—	(96,864)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of year	$55,431	$14,991	$6,279	$—	$76,701

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc., which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware.
RESULTS OF OPERATIONS
Overview
     Our second quarter earnings were the highest for any second quarter in our history, and 24% above earnings for the same period last year. Contributing to these results were second quarter records for home closings, revenues and Home Gross Margins (as defined below), as well as a significant increase in our average selling price. This improvement was driven by growth in our long-standing businesses in Arizona, Nevada and Virginia, as well as our relatively new operations in Utah and Florida. Demand remained strong in most of our markets in the 2005 second quarter, as we received record levels of home orders.
     Our conservative operating model, strong financial position and expanding geographic footprint have enabled us to produce a 28.6% Home Gross Margin in the 2005 second quarter and a 31.2% return on average equity over the last 12 months. At the same time, we achieved a ratio of debt-to-capital, net of cash, of .30 at June 30, 2005.
     We continue to focus on strengthening our financial position and enhancing shareowner value. As we positioned our Company for future growth through the 30% year-over-year increases in our lot supply and active subdivisions, we increased our June 30th cash and available borrowing capacity by 58% from this time last year. Our financial flexibility improved even more in July when we issued an additional $250 million in 10-year, unsecured medium term senior notes at a coupon interest rate of only 5 3/8%. See “Forward-Looking Statements” below.
     We enter the 2005 third quarter with a record Backlog (as defined below) of 9,213 homes valued at $3.14 billion. We continue to evaluate strategic land opportunities in the markets in which we operate to better position us for future growth, while maintaining a conservative balance between our owned and optioned land positions. We continue to operate within our disciplined business model without having entered into any joint venture arrangements. See “Forward-Looking Statements” below.
Consolidated Results
     The following discussion for both consolidated results of operations and segment results refers to the three and six months ended June 30, 2005, compared with the same periods in 2004. The table below summarizes our results of operations (in thousands, except per share amounts). Prior period earnings per share have been adjusted retroactively to reflect the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Revenues	$1,046,340	$875,483	$170,857	20%	$1,980,256	$1,639,087	$341,169	21%
Income Before Income Taxes	$163,977	$134,287	$29,690	22%	$299,906	$234,105	$65,801	28%
Net Income	$102,623	$82,568	$20,055	24%	$187,254	$143,469	$43,785	31%
Earnings Per Share:
Basic	$2.35	$1.95	$0.40	21%	$4.30	$3.39	$0.91	27%
Diluted	$2.25	$1.87	$0.38	20%	$4.10	$3.24	$0.86	27%
     The increases in revenues for the second quarter and first six months of 2005 primarily were due to higher homebuilding revenues resulting from increases in home closings to 3,512 and 6,670, respectively, compared with 3,085 and 5,995, respectively, in 2004. Also contributing to the higher revenues were increases in the average selling prices of homes closed of $13,900 and $23,600, respectively, for the three and six months ended June 30, 2005, compared with the same periods in 2004.
     The increases in income before income taxes for the three and six-month periods were the result of increased operating profits from our homebuilding segment, partially offset by higher corporate general and administrative expenses. The increases in homebuilding segment profits primarily resulted from the higher home closings and average selling prices described above, as well as increases in Home Gross Margins of 100 basis points and 160 basis points, respectively, for the three and six-month periods.

Homebuilding Segment
     The tables below set forth information relating to our homebuilding segment (dollars in thousands).

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Home Sales Revenues	$1,029,553	$861,537	$168,016	20%	$1,946,384	$1,607,966	$338,418	21%
Operating Profit	$187,625	$152,485	$35,140	23%	$350,135	$265,930	$84,205	32%
Average Selling Price Per Home Closed	$293.2	$279.3	$13.9	5%	$291.8	$268.2	$23.6	9%
Home Gross Margins	28.6%	27.6%	1.0%		28.5%	26.9%	1.6%

Home Orders, net(units)
Arizona	1,090	1,243	(153)	-12%	2,242	2,153	89	4%
California	702	627	75	12%	1,233	1,453	(220)	-15%
Colorado	594	599	(5)	-1%	1,258	1,290	(32)	-2%
Florida	359	90	269	299%	679	199	480	241%
Illinois	31	3	28	N/A	60	3	57	N/A
Maryland	131	79	52	66%	276	203	73	36%
Nevada	1,209	927	282	30%	1,959	1,957	2	—
Pennsylvania/New Jersey/Delaware	57	—	57	N/A	100	—	100	N/A
Texas	189	224	(35)	-16%	510	495	15	3%
Utah	236	210	26	12%	484	386	98	25%
Virginia	234	230	4	2%	577	522	55	11%

Total	4,832	4,232	600	14%	9,378	8,661	717	8%

Homes Closed (units)
Arizona	859	665	194	29%	1,655	1,535	120	8%
California	377	535	(158)	-30%	763	1,011	(248)	-25%
Colorado	568	542	26	5%	1,016	1,020	(4)	—
Florida	285	84	201	239%	580	155	425	274%
Illinois	16	—	16	N/A	21	—	21	N/A
Maryland	80	91	(11)	-12%	154	161	(7)	-4%
Nevada	626	629	(3)	—	1,235	1,197	38	3%
Pennsylvania/New Jersey/Delaware	1	—	1	N/A	1	—	1	N/A
Texas	237	148	89	60%	402	218	184	84%
Utah	233	124	109	88%	401	228	173	76%
Virginia	230	267	(37)	-14%	442	470	(28)	-6%

Total	3,512	3,085	427	14%	6,670	5,995	675	11%

	June 30,	December 31,	June 30,
	2005	2004	2004
Backlog (units)
Arizona	2,730	2,143	1,951
California	1,277	807	1,561
Colorado	934	692	1,004
Florida	737	638	148
Illinois	57	18	3
Maryland	347	225	311
Nevada	1,470	746	1,646
Pennsylvania/New Jersey/Delaware	122	23	—
Texas	364	256	420
Utah	372	289	309
Virginia	803	668	906

Total	9,213	6,505	8,259

Backlog Estimated Sales Value	$3,140,000	$1,920,000	$2,500,000

Average Sales Price in Backlog	$340.8	$295.2	$302.7

Active Subdivisions
Arizona	44	32	34
California	31	22	20
Colorado	55	53	55
Florida	23	18	7
Illinois	5	1	—
Maryland	14	11	10
Nevada	45	31	23
Pennsylvania/New Jersey/Delaware	5	2	—
Texas	25	24	22
Utah	17	22	18
Virginia	18	26	28

Total	282	242	217

Average for quarter ended	275	237	223

Average for six months ended	263	232	214

     Home Sales Revenues — The increases in home sales revenues were the result of increased home closings and average selling prices, as discussed below, for both the three and six-month periods ended June 30, 2005.
     Homes Closed — Home closings were 14% and 11% higher, respectively, in the second quarter and first six months of 2005, compared with the same periods in 2004. For the second quarter and first six months, home closings increased significantly in Arizona, primarily due to higher year-over-year Backlogs at the beginning of the 2005 first and second quarters resulting from the strong demand for new homes in this market. We experienced a significant increase in home closings in Florida, driven by a substantial increase in active subdivisions and the impact of the acquisition of the assets of Watson Home Builders, Inc. in September 2004. In addition, we closed a combined 470 homes and 803 homes, respectively, in the second quarter and first six months of 2005 in Utah and Texas, relatively new markets in which a total of only 272 homes and 446 homes, respectively, were closed during the comparable periods in 2004. We closed fewer homes in California and Virginia in the 2005 second quarter and first six months, respectively, primarily due to weather related delays in construction and lower year-over-year Backlogs to start the periods.

     Average Selling Prices Per Home Closed - The $13,900 and $23,600 increases in average selling prices in the second quarter and first six months of 2005, respectively, primarily were attributable to higher average selling prices in all of our markets except Texas. The average selling prices in Virginia and California particularly were strong, both increasing over $60,000 in the 2005 second quarter and over $75,000 for the first six months of 2005. These and our other average selling price increases more than offset the impact of the change in mix of home closings that resulted in reduced home closings in California and Virginia and higher home closings in our lower-priced Florida, Utah, Arizona and Texas markets. The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
Average Selling Price
Arizona	$219.5	$192.7	$211.7	$191.7
California	498.1	434.0	508.4	411.8
Colorado	286.2	268.3	284.6	265.1
Florida	206.4	183.9	196.3	177.8
Illinois	451.6	—	439.8	—
Maryland	418.2	400.0	420.8	408.5
Nevada	297.7	227.7	293.3	217.7
Pennsylvania/New Jersey/Delaware	347.3	—	347.3	—
Texas	158.6	161.1	157.2	161.2
Utah	215.1	177.3	214.2	176.0
Virginia	507.4	430.3	496.3	420.7
Company average	$293.2	$279.3	$291.8	$268.2
     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenues less cost of goods sold (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins improved in the second quarter and first six months of 2005, compared with the same periods in 2004, primarily due to the strong demand for homes and increased selling prices in many of our markets. Substantial year-over-year improvements in Home Gross Margins in Virginia, Maryland, California and Arizona, added to our increased results and offset the impact of the anticipated easing of Home Gross Margins in Nevada from the extraordinary levels of the past year. Also contributing to our improved Home Gross Margins in the 2005 second quarter were $4.0 million in insurance proceeds and other cash recoveries related to warranty and land development costs expensed in previous periods. These increases to Home Gross Margins partially were offset by the impact of a greater number of homes closed in the three and six months ended June 30, 2005 in Utah, Texas and Florida, where Home Gross Margins were lower than the Company average.
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

     Orders for Homes – Home orders in the second quarter of 2005 increased from 2004 levels in most of our markets, led by Maryland, Nevada and California, largely due to year-over-year increases in active subdivisions. In addition, we received 447 net home orders in the 2005 second quarter from our newer markets in Florida, Pennsylvania/New Jersey/Delaware and Illinois, compared with 93 home orders from Florida and Illinois in the 2004 second quarter. These increases partially were offset by a decline in home orders in Arizona from the exceptional levels experienced during the second quarter of 2004. The demand for new homes in Arizona continued to be very strong throughout the 2005 second quarter. However, during the quarter, we limited temporarily our release of new homes for sale in certain Arizona subdivisions in an effort to reduce the growing Backlog of homes sold but not started that resulted from a combination of high levels of home orders in prior quarters and weather-related land development delays in this market.
     For the first six months of 2005, home orders particularly were strong in Arizona, Virginia, Utah and Maryland, primarily due to the continued strong demand for new homes in these markets. In addition, we received 839 net home orders in the first six months of 2005 from our newer markets in Florida, Pennsylvania/New Jersey/Delaware and Illinois, compared with only 202 home orders from these markets in the comparable period in 2004. These increases partially were offset by lower home orders in California, primarily in the first quarter of 2005, compared with the strong levels we experienced in this market during the same period in 2004.
     Backlog – Record home orders received during the first six months of 2005 contributed to the 12% and 26% increases, respectively, in homes under contract but not yet delivered (“Backlog”) at June 30, 2005 to 9,213 units with an estimated sales value of $3.14 billion, compared with the Backlog of 8,259 units with an estimated sales value of $2.50 billion at June 30, 2004. Assuming no significant change in market conditions or mortgage interest rates, we expect approximately 70% to 75% of our June 30, 2005 Backlog to close under existing sales contracts during 2005 and into the first quarter of 2006. The balance of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” below.
     The average selling price of homes in our Backlog at June 30, 2005 increased to just over $340,000 from $308,000 at the end of the 2005 first quarter. While sales price increases played a part, this rise also can be attributed to a change in the Backlog mix, the most significant of which was an increase in California and a decrease in Arizona as a percentage of total Backlog. We anticipate that a significant number of the homes added to our Backlog in this quarter in California and Virginia will be delivered late this year and in 2006. Therefore, while we expect that the average selling price of homes we close in the third and fourth quarters of 2005 will rise sequentially from the $293,200 in the second quarter, we believe the increase in the third quarter will be relatively modest, influenced by our growth in the lower-priced, faster-delivering markets such as Utah, Florida, Texas and Arizona. See “Forward-Looking Statements” below.
     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $53.7 million and $101.9 million, respectively, for the quarter and six months ended June 30, 2005, compared with $44.7 million and $87.8 million, respectively, for the same periods in 2004. The higher costs in 2005 primarily were due to (1) increases of $5.1 million and $9.3 million, respectively, in sales commissions resulting from our increased home sales revenues; (2) increases of $1.3 million and $2.0 million, respectively, for salaries and benefits attributable to our expanding homebuilding operations in new and existing home markets; and (3) increases of $1.4 million and $1.3 million, respectively, for product advertising for the second quarter and first six months of 2005, compared with the same periods in 2004.

     General and Administrative - General and administrative expenses increased to $57.2 million and $110.3 million, respectively, during the second quarter and first six months of 2005, compared with $42.3 million and $83.6 million, respectively, for the same periods in 2004, primarily due to increases in compensation and related benefits and other costs associated with the expansion of our operations in the majority of our markets.
Title Operations
     American Home Title provides title agency services to MDC homebuyers in Virginia, Maryland, Colorado, Florida, Texas and Delaware. We are evaluating opportunities to provide title agency services in our other markets. Income before income taxes from title operations was $1.0 million and $2.0 million, respectively, for the quarter and six months ended June 30, 2005, compared with $1.2 million and $2.0 million, respectively, for the same periods in 2004.
Land Inventory
     The table below shows the carrying value of land and land under development, by market, the total number of lots owned and lots controlled under option agreements, and total non-refundable option deposits (dollars in thousands).

	June 30,	December 31,	June 30,
	2005	2004	2004
Arizona	$266,069	$168,489	$132,686
California	281,438	277,360	221,958
Colorado	135,700	139,554	112,787
Florida	39,133	27,926	12,825
Illinois	38,655	33,656	23,016
Maryland	95,313	69,523	41,199
Nevada	250,293	209,544	193,198
Philadelphia/New Jersey/Delaware Valley	35,298	28,916	—
Texas	23,748	19,420	19,540
Utah	39,321	35,104	35,001
Virginia	97,750	100,461	83,284

Total	$1,302,718	$1,109,953	$875,494

Total Lots Owned (excluding lots in work-in-process)	22,721	20,760	19,523
Total Lots Controlled Under Option	20,327	21,164	13,340

Total Lots Owned and Controlled (excluding lots in work-in-process)	43,048	41,924	32,863

Non-refundable Option Deposits
Cash	$38,891	$41,804	$20,577
Letters of Credit	26,544	22,062	12,757

Total Non-refundable Option Deposits	$65,435	$63,866	$33,334

As of June 30, 2005, we owned a total of 22,721 lots, of which nearly 11,000 lots were finished. In addition, over 2,000 of those finished lots had a sales contract on a home to be built on such lots, for which construction had not started. The remaining lots were in the process of being developed for future home sales. Based on the amount of lots soon to be transferred to housing completed or under construction, total finished lots and lots under development as of June 30, 2005, we are well-positioned for future growth, consistent with our disciplined operating approach of maintaining approximately a two-year supply of lots. See “Forward-Looking Statements” below.

Financial Services Segment
     The table below sets forth information relating to our financial services segment operations (in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Mortgage loan origination fees	$6,854	$5,399	$1,455	27%	$12,995	$10,663	$2,332	22%
Gains on sales of mortgage servicing, net	$791	$521	$270	52%	$1,469	$1,137	$332	29%
Gains on sales of mortgage loans, net	$3,769	$4,533	$(764)	-17%	$7,016	$11,310	$(4,294)	-38%
Operating Profit	$4,127	$3,145	$982	31%	$6,974	$7,802	$(828)	-11%
Principal amount of loans originated	$421,223	$377,418	$43,806	12%	$726,416	$718,686	$7,730	1%
Principal amount of loans brokered	$225,413	$150,228	$75,185	50%	$441,312	$309,057	$132,255	43%
Capture Rate	48%	54%	(6%)		45%	55%	(10%)

Including brokered loans	73%	74%	(1%)		71%	76%	(5%)

Mortgage product (% of loans originated)
Fixed rate	52%	67%	(15%)		52%	70%	(18%)
Adjustable rate	48%	33%	15%		48%	30%	18%
     Financial services operating profit for the second quarter of 2005 increased, compared with the same period in 2004, primarily due to an increase in loan origination fees earned in connection with the record level of homes closed by the homebuilding segment in the second quarter. For the six months ended June 30, 2005, operating profits decreased, compared to the same period in 2004, primarily due to the more competitive mortgage pricing environment, which resulted in lower gains on sales of mortgage loans that were partially offset by an increase in loan origination fees. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans in the second quarter and first half of 2005, as well as brokering a higher percentage of total loans processed in the quarter and first six months to third party mortgage companies, for which no gains on sales are realized by HomeAmerican.
     The principal amount of originated mortgage loans increased 12% and 1%, respectively, in the second quarter and first six months of 2005, compared with the same periods in 2004. These increases primarily were due to the record levels of homes closed by the homebuilding segment in the second quarter and first six months of 2005, partially offset by declines in our Capture Rate, which resulted from 50% and 43% increases, respectively, in the amount of loans being brokered to outside lenders for the second quarter and first six months of 2005, respectively. The Capture Rate is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the second quarter and first six months of 2005.
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
     Corporate General and Administrative Expenses - Corporate general and administrative expenses totaled $28.0 million and $58.4 million, respectively, during the second quarter and first six months of 2005, compared with $21.5 million and $40.1 million, respectively, for the same periods of 2004. The increases in 2005 primarily were due to greater compensation-related costs of $8.0 million and $17.9 million for the second quarter and first six months of 2005, respectively, compared with the same periods in 2004, principally resulting from our higher profitability and increased commitment to information technology.
     Income Taxes - MDC’s overall effective income tax rates of 37.4% for the second quarter and 37.6% for the first six months of 2005, differed from the 38.5% and 38.7%, respectively, for the same periods in 2004, primarily due to the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate.
LIQUIDITY AND CAPITAL RESOURCES
     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have an effective shelf registration statement, which has allowed us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million having been initially earmarked for our medium term senior notes program. In December 2004, we issued $250 million principal amount of 5 3/8% medium term senior notes due 2014, and in July 2005, we issued another $250 million principal amount of 5 3/8% medium term senior notes due 2015. This issuance reduced our total capacity under our shelf registration statement to $500 million and extinguished our initial capacity for our medium term senior notes program. In July 2005, we designated another $250 million of our shelf registration statement’s remaining $500 million capacity for our medium term senior notes program.

Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium term senior notes due 2014 and 2015, and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described elsewhere in this report. See “Forward-Looking Statements” below.
Lines of Credit and Senior Notes
     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, we modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. In addition, the facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At June 30, 2005, we had $30.0 million of borrowings and $69.6 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending - Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At June 30, 2005, $110.9 million was borrowed and an additional $17.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for our fiscal year ended December 31, 2004 and the Exhibit Table to this Form 10-Q.
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
     On July 7, 2005, we completed a public offering of $250 million principal amount of 5 3/8% medium term senior notes due July 1, 2015 (the “2015 Medium Term Senior Notes”) at a discount, with an effective yield of 5 1/2%. The 2015 Medium Term Senior Notes have interest due and payable on January 1st and July 1st of each year until maturity. We do not make any principal payments and the 2015 Medium Term Senior Notes are fully due on July 1, 2015. The 2015 Medium Term Senior Notes are guaranteed by certain of our subsidiaries and may be redeemed, at our election, in whole at any time or in part from time to time, at the redemption prices set forth in the 2015 Medium Term Senior Notes pricing supplement.
MDC Common Stock Repurchase Programs
     In January 2005, our board of directors authorized the repurchase of up to an additional 495,120 shares of MDC common stock, bringing the total authorization under our stock repurchase program to 5,655,000 shares. We have repurchased 3,509,480 shares of MDC common stock since inception of this program, leaving 2,145,520 shares available to be repurchased as of June 30, 2005. At June 30, 2005, we held 9,000 shares of treasury stock with an average purchase price of $36.57. There were no MDC common stock repurchases made during the six months ended June 30, 2005.
Consolidated Cash Flow
     During the first six months of 2005, we used $326.1 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $612.2 million increase in our homebuilding inventories, prepaid expenses and other assets and home sales and other accounts receivable in conjunction with our expanded homebuilding operations, partially offset by income before depreciation and amortization and deferred income taxes of $207.4 million and a decrease of $16.8 million in mortgage loans held in inventory. We continued to expand our homebuilding operations in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.
     Financing activities provided cash of $0.2 million in the first six months of 2005, primarily due to net borrowings on our lines of credit of $5.4 million and cash proceeds of $9.4 million from the exercise of stock options, offset by dividends paid of $14.6 million.
     Additionally, we used $11.7 million of cash from investing activities in the first six months of 2005, primarily due to the purchase of property and equipment.
     During the first six months of 2004, we used $161.3 million of cash from our operating activities. Cash used to build net homebuilding assets in support of our expanding homebuilding activities partially was provided by net income before depreciation and amortization and the increase in accounts payable and accrued liabilities. We had net borrowings of $83.4 million on our bank lines of credit, which assisted us in financing these operating cash requirements, as well as the repurchase of 119,200 shares of MDC common stock for $6.8 million and the $8.7 million payment of dividends.
Off-Balance Sheet Arrangements
     At June 30, 2005, we had outstanding performance bonds of $349.1 million issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these performance bonds generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds will be released and we will not have any continuing obligations.
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
     Our business also is significantly affected by general economic conditions and, particularly, the demand for new homes in the markets in which we build. The demand for new homes in Nevada reached unprecedented levels during the last half of 2003 and the first six months of 2004. This extraordinary demand resulted in a substantial increase in new home sales and median home prices. Our average home selling price in this market, along with our Home Gross Margins, increased significantly in the latter half of 2004 and into 2005, without a substantial change in product mix.

     We continue to follow our disciplined strategy of controlling approximately a two-year supply of land in all of our markets. The demand for new homes in Nevada during the first half of 2005 was more consistent with levels experienced during the first half of 2003 and 2002. As we move into the second half of 2005, our financial results in Nevada may be impacted by the recent significant appreciation in land costs, which could adversely affect our Home Gross Margins if we are unable to recover these costs through increases in home selling prices. See “Forward-Looking Statements” below.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes from the 2004 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.
Item 4. Controls and Procedures
     (a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
     (b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any shares during the second quarter of 2005. Additionally, there were no sales of unregistered equity securities during the second quarter of 2005.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
  On July 25, 2005, MDC’s board of directors declared a cash dividend of eighteen cents ($.18) per share for the quarter ended June 30, 2005. The dividend is to be paid on August 24, 2005 to shareowners of record on August 10, 2005.

Item 6. Exhibits

(a) Exhibit:

4.1	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.2	Amendment No. 1 dated as of July 18, 2005 to Supplemental Indenture dated as of October 6, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 20, 2005). *

10.1	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated February 25, 2005) . *

10.2	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated February 25, 2005) . *

10.3	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2005). *

10.4	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2005). *

10.5	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2005). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Paris G. Reece III Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.2	Amendment No. 1 dated as of July 18, 2005 to Supplemental Indenture dated as of October 6, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 20, 2005). *

10.1	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated February 25, 2005) . *

10.2	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated February 25, 2005) . *

10.3	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2005). *

10.4	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2005). *

10.5	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2005). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.