Form 10-Q
period 2005-09-30
MDC HOLDINGS INC
filed 2005-11-07
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-8951
M.D.C. HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0622967 (I.R.S. employer identification no.)

4350 South Monaco Street, Suite 500 Denver, Colorado (Address of principal executive offices)	80237 (Zip code)
(303) 773-1100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, 44.6 million shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

(i)

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Corporate
Cash and cash equivalents	$105,105	$389,828
Property and equipment, net	30,927	28,932
Deferred income taxes	41,850	40,963
Deferred debt issue costs, net	7,284	5,671
Other assets, net	11,206	9,022

	196,372	474,416

Homebuilding
Cash and cash equivalents	23,110	16,961
Home sales and other accounts receivable	80,845	31,018
Inventories, net
Housing completed or under construction	1,535,936	851,628
Land and land under development	1,367,890	1,109,953
Prepaid expenses and other assets, net	150,955	115,544

	3,158,736	2,125,104

Financial Services
Cash and cash equivalents	1,906	1,361
Mortgage loans held in inventory	206,396	178,925
Other assets, net	10,279	10,238

	218,581	190,524

Total Assets	$3,573,689	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$113,184	$94,178
Income taxes payable	49,499	50,979
Senior notes, net	996,171	746,310

	1,158,854	891,467

Homebuilding
Accounts payable	243,560	159,763
Accrued liabilities	203,045	165,705
Line of credit	40,000	—

	486,605	325,468

Financial Services
Accounts payable and accrued liabilities	25,382	18,810
Line of credit	138,664	135,478

	164,046	154,288

Total Liabilities	1,809,505	1,371,223

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,587,000 and 43,286,000 shares issued, respectively, at September 30, 2005 and December 31, 2004	446	433
Additional paid-in capital	720,235	660,699
Retained earnings	1,046,641	760,780
Unearned restricted stock	(2,380)	(1,418)
Accumulated other comprehensive income	(275)	(290)

	1,764,667	1,420,204
Less treasury stock, at cost; 11,000 and 31,000 shares, respectively, at September 30, 2005 and December 31, 2004	(483)	(1,383)

Total Stockholders’ Equity	1,764,184	1,418,821

Total Liabilities and Stockholders’ Equity	$3,573,689	$2,790,044

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES
Homebuilding	$1,152,104	$1,011,392	$3,106,728	$2,623,625
Financial services	15,471	14,627	39,881	41,022
Corporate	237	110	1,459	569

Total Revenues	1,167,812	1,026,129	3,148,068	2,665,216

COSTS AND EXPENSES
Homebuilding	937,454	818,301	2,541,943	2,164,604
Financial services	9,207	9,054	26,643	27,647
Corporate	27,825	27,905	86,250	67,991

Total Costs and Expenses	974,486	855,260	2,654,836	2,260,242

Income before income taxes	193,326	170,869	493,232	404,974
Provisions for income taxes	(72,336)	(65,796)	(184,988)	(156,432)

NET INCOME	$120,990	$105,073	$308,244	$248,542

EARNINGS PER SHARE
Basic	$2.73	$2.47	$7.03	$5.87

Diluted	$2.62	$2.36	$6.70	$5.61

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	44,379	42,493	43,849	42,373

Diluted	46,258	44,442	46,006	44,324

DIVIDENDS DECLARED PER SHARE	$0.180	$0.115	$0.510	$0.318

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$308,244	$248,542
Adjustment to reconcile net income to net cash used in operating activities
Depreciation and amortization	34,518	28,756
Deferred income taxes	(887)	(3,533)
Net changes in assets and liabilities
Home sales and other accounts receivable	(49,827)	(14,915)
Homebuilding inventories	(942,245)	(549,395)
Prepaid expenses and other assets	(56,003)	(56,214)
Mortgage loans held in inventory	(27,471)	853
Accounts payable and accrued liabilities	179,180	147,530
Other, net	615	4,144

Net cash used in operating activities	(553,876)	(194,232)

INVESTING ACTIVITIES
Net purchase of property and equipment	(18,118)	(27,083)

FINANCING ACTIVITIES
Lines of credit
Advances	948,786	1,388,500
Principal payments	(905,600)	(1,273,254)
Proceeds from issuance of senior notes, net	247,605	—
Dividend payments	(22,383)	(13,641)
Stock repurchases	—	(6,812)
Proceeds from exercise of stock options	25,557	6,040

Net cash provided by financing activities	293,965	100,833

Net decrease in cash and cash equivalents	(278,029)	(120,482)
Cash and cash equivalents
Beginning of year	408,150	173,565

End of period	$130,121	$53,083

See notes to consolidated financial statements.

M.D.C. HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)
A. Presentation of Financial Statements
     The consolidated financial statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These statements reflect all adjustments (including all normal recurring accruals) which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2005 and for all periods presented. These statements should be read in conjunction with MDC’s consolidated financial statements and notes thereto included in MDC’s Annual Report on Form 10-K for its fiscal year ended December 31, 2004. Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the classifications used in the current year.
     The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated statements of income are not necessarily indicative of the results to be expected for the full year.
B. Earnings Per Share
     The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts). Prior period earnings per share and weighted-average shares outstanding have been adjusted retroactively for the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income	$120,990	$105,073	$308,244	$248,542

Basic weighted-average shares outstanding	44,379	42,493	43,849	42,373

Per share amounts	$2.73	$2.47	$7.03	$5.87

Diluted Earnings Per share
Net income	$120,990	$105,073	$308,244	$248,542

Basic weighted-average shares outstanding	44,379	42,493	43,849	42,373
Stock options, net	1,879	1,949	2,157	1,951

Diluted weighted-average shares outstanding	46,258	44,442	46,006	44,324

Per share amounts	$2.62	$2.36	$6.70	$5.61

C. Stockholders’ Equity
     Stock Repurchase Program — In October 2005, MDC’s board of directors increased the number of remaining shares of MDC common stock authorized to be repurchased under the Company’s stock repurchase program to 4,000,000 shares. No shares were repurchased during the nine months ended September 30, 2005. At September 30, 2005, MDC held 11,000 shares of treasury stock with an average purchase price of $42.07.

     Stock Split — On December 14, 2004, MDC’s board of directors declared a 1.3 for 1 stock split in the form of a 30% stock dividend that was distributed on January 10, 2005. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been adjusted retroactively for all periods presented for the effect of this stock split.
     Stock-Based Compensation - The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Stock options are granted at an exercise price that is not less than the fair market value of MDC’s common stock at the date of grant and, therefore, the Company recorded no compensation expense in the determination of net income for the three and nine months ended September 30, 2005 and 2004. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” had been applied to all outstanding and unvested awards in the three and nine-month periods ended September 30, 2005 and 2004 (in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$120,990	$105,073	$308,244	$248,542
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(2,647)	(1,966)	(7,944)	(5,238)

Pro forma net income	$118,343	$103,107	$300,300	$243,304

Earnings per share
Basic as reported	$2.73	$2.47	$7.03	$5.87

Basic pro forma	$2.67	$2.43	$6.85	$5.74

Diluted as reported	$2.62	$2.36	$6.70	$5.61

Diluted pro forma	$2.56	$2.32	$6.53	$5.49

D. Interest Activity
     The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. All corporate and homebuilding interest incurred was capitalized during the three and nine months ended September 30, 2005 and 2004. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F.

Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total Interest Incurred
Corporate and homebuilding	$14,615	$8,406	$36,540	$23,481
Financial services	1,014	556	2,152	1,324

Total interest incurred	$15,629	$8,962	$38,692	$24,805

Corporate/Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$30,293	$22,023	$24,220	$20,043
Interest incurred	14,615	8,406	36,540	23,481
Previously capitalized interest included in cost of sales	(7,030)	(7,175)	(22,882)	(20,270)

Interest capitalized in homebuilding inventory, end of period	$37,878	$23,254	$37,878	$23,254

Financial Services Net Interest Income
Interest income	$1,769	$1,549	$4,162	$4,147
Interest expense	(1,014)	(556)	(2,152)	(1,324)

Net interest income	$755	$993	$2,010	$2,823

E. Warranty Reserves
     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate accounts payable and accrued liabilities and homebuilding accrued liabilities in the consolidated balance sheets, and totaled $60.8 million and $64.4 million, respectively, at September 30, 2005 and December 31, 2004. Warranty expense was $10.9 million and $27.4 million for the three and nine months ended September 30, 2005, respectively, compared with $10.2 million and $28.3 million for the same periods in 2004. In addition, the reserves include additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the nine months ended September 30, 2005 is shown below (in thousands).

Warranty reserve balance at December 31, 2004	$64,424
Warranty expense provision	27,415
Warranty cash payments, net	(31,013)

Warranty reserve balance at September 30, 2005	$60,826

F. Information on Business Segments
     The Company operates in two business segments: homebuilding and financial services. A summary of the Company’s segment information is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Homebuilding
Revenues
Home sales	$1,147,757	$1,007,134	$3,094,141	$2,615,100
Land sales	1,269	1,839	2,565	1,839
Other revenues	3,078	2,419	10,022	6,686

Total Homebuilding Revenues	1,152,104	1,011,392	3,106,728	2,623,625

Home cost of sales	817,330	723,240	2,208,882	1,898,158
Land cost of sales	706	1,316	1,496	1,316
Marketing expenses	56,842	49,856	158,694	137,677
General and administrative expenses	62,576	43,889	172,871	127,453

Total Homebuilding Expenses	937,454	818,301	2,541,943	2,164,604

Homebuilding Operating Profit	214,650	193,091	564,785	459,021

Financial Services
Revenues
Net interest income	755	993	2,010	2,823
Origination fees	8,433	6,801	21,428	17,464
Gains on sales of mortgage servicing	1,121	406	2,590	1,543
Gains on sales of mortgage loans, net	4,356	5,595	11,372	16,905
Mortgage servicing and other	806	832	2,481	2,287

Total Financial Services Revenues	15,471	14,627	39,881	41,022
General and administrative expenses	9,207	9,054	26,643	27,647

Financial Services Operating Profit	6,264	5,573	13,238	13,375

Total Operating Profit	220,914	198,664	578,023	472,396

Corporate
Interest and other revenues	237	110	1,459	569
General and administrative expenses	(27,825)	(27,905)	(86,250)	(67,991)

Net Corporate Expenses	(27,588)	(27,795)	(84,791)	(67,422)

Income Before Income Taxes	$193,326	$170,869	$493,232	$404,974

G. Other Comprehensive Income
     Other comprehensive income includes unrealized gains or losses on securities available for sale which has been reflected as a component of stockholders’ equity and have not affected net income. A summary of components of total other comprehensive income is shown below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$120,990	$105,073	$308,244	$248,542
Unrealized gain (loss) on securities available for sale, net of taxes	1	15	15	(265)

Total other comprehensive income	$120,991	$105,088	$308,259	$248,277

H. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2005, MDC had issued and outstanding performance bonds and letters of credit totaling approximately $370.8 million and $97.8 million, respectively, including $30.5 million in letters of credit issued by HomeAmerican Mortgage Corporation (“HomeAmerican”), a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
I. Lines of Credit and Total Debt Obligations
     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, the Company modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. The facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At September 30, 2005, the Company had $40.0 million of borrowings and $65.2 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. In September 2005, the Mortgage Line borrowing limit was increased temporarily to $225 million. This temporary increase will expire on January 23, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral as defined. At September 30, 2005, $138.7 million was borrowed and an additional $12.0 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     Other Debt Obligations — In July 2005, the Company completed a public offering of $250 million principal amount of 5 3/8% medium term senior notes due July 2015 (the “2015 Medium Term Senior Notes”) at a discount, with an effective yield of 5 1/2%. The 2015 Medium Term Senior Notes have interest due and payable on January 1st and July 1st of each year until maturity. The Company does not make any principal payments until the 2015 Medium Term Senior Notes are fully due in July 2015. The 2015 Medium Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at the redemption price set forth in the pricing supplement for the 2015 Medium Term Senior Notes.

     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of the Company’s 2004 Annual Report on Form 10-K. The Company’s debt obligations at September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30,	December 31,
	2005	2004
7% Senior Notes due 2012	$148,787	$148,688
5 1/2% Senior Notes due 2013	349,256	349,197
5 3/8% Medium Term Senior Notes due 2014	248,501	248,425
5 3/8% Medium Term Senior Notes due 2015	249,627	—

Total Senior Notes	996,171	746,310
Homebuilding Line	40,000	—

Total Corporate and Homebuilding Debt	1,036,171	746,310
Mortgage Line	138,664	135,478

Total Debt	$1,174,835	$881,788

J. Income Taxes
     The Company’s overall effective income tax rates of 37.4% and 37.5% for the three and nine months ended September 30, 2005, respectively, differed from the 38.5% and 38.6% for the same periods in 2004, primarily due to the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate.
K. Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As the Company’s only partnership entities are wholly owned entities, the adoption of EITF 04-5 is not expected to have an impact on the Company’s results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The new standard changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS 154, which is effective for fiscal years beginning after December 15, 2005, requires retroactive application to prior periods’ financial statements. Adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"). SFAS 123(R) supersedes APB 25 and amends SFAS Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of SFAS 123(R) must be adopted no later than January 1, 2006. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as disclosed above in Note C under “Stock-Based Compensation” to the Company’s consolidated financial statements.
L. Supplemental Guarantor Information
     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).
•	M.D.C. Land Corporation

•	RAH of Florida, Inc.

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Florida, LP

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.
     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:
•	American Home Insurance Agency, Inc.

•	American Home Title and Escrow Company

•	HomeAmerican Mortgage Corporation

•	Lion Insurance Company

•	StarAmerican Insurance Ltd.

•	Allegiant Insurance Company, Inc., A Risk Retention Group
     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
September 30, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$105,105	$—	$—	$—	$105,105
Investment in and advances to parent and subsidiaries	526,246	1,083	7,869	(535,198)	—
Other assets	91,295	195	(223)	—	91,267

	722,646	1,278	7,646	(535,198)	196,372

Homebuilding
Cash and cash equivalents	—	15,564	7,546	—	23,110
Home sales and other accounts receivable	—	105,977	1,344	(26,476)	80,845
Inventories, net
Housing completed or under construction	—	1,535,936	—	—	1,535,936
Land and land under development	—	1,367,890	—	—	1,367,890
Other assets	—	136,352	38,603	(24,000)	150,955

	—	3,161,719	47,493	(50,476)	3,158,736

Financial Services	—	—	218,581	—	218,581

Total Assets	$722,646	$3,162,997	$273,720	$(585,674)	$3,573,689

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$137,939	$245	$50	$(25,050)	$113,184
Advances and notes payable — parent and subsidiaries	(2,093,977)	2,078,501	15,476	—	—
Income taxes payable	(121,671)	166,117	5,053	—	49,499
Senior notes, net	996,171	—	—	—	996,171

	(1,081,538)	2,244,863	20,579	(25,050)	1,158,854

Homebuilding
Accounts payable and accrued liabilities	—	418,611	27,994	—	446,605
Line of credit	40,000	—	—	—	40,000

	40,000	418,611	27,994	—	486,605

Financial Services	—	—	189,462	(25,416)	164,046

Total Liabilities	(1,041,538)	2,663,474	238,035	(50,466)	1,809,505

STOCKHOLDERS’ EQUITY	1,764,184	499,523	35,685	(535,208)	1,764,184

Total Liabilities and Stockholders’ Equity	$722,646	$3,162,997	$273,720	$(585,674)	$3,573,689

M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$389,828	$—	$—	$—	$389,828
Investment in and advances to parent and subsidiaries	552,635	1,246	(3,104)	(550,777)	—
Other assets	85,177	207	(796)	—	84,588

	1,027,640	1,453	(3,900)	(550,777)	474,416

Homebuilding
Cash and cash equivalents	—	12,252	4,709	—	16,961
Home sales and other accounts receivable	—	34,144	1,477	(4,603)	31,018
Inventories, net
Housing completed or under construction	—	851,628	—	—	851,628
Land and land under development	—	1,109,953	—	—	1,109,953
Other assets	—	100,997	29,047	(14,500)	115,544

	—	2,108,974	35,233	(19,103)	2,125,104

Financial Services	—	—	190,524	—	190,524

Total Assets	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$109,550	$130	$48	$(15,550)	$94,178
Advances and notes payable — parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Senior notes, net	746,310	—	—	—	746,310

	(391,181)	1,279,845	18,353	(15,550)	891,467

Homebuilding
Accounts payable and accrued liabilities	—	305,894	19,574	—	325,468
Line of credit	—	—	—	—	—

	—	305,894	19,574	—	325,468

Financial Services	—	—	157,841	(3,553)	154,288

Total Liabilities	(391,181)	1,585,739	195,768	(19,103)	1,371,223

STOCKHOLDERS’ EQUITY	1,418,821	524,688	26,089	(550,777)	1,418,821

Total Liabilities and Stockholders’ Equity	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,150,650	$1,991	$(537)	$1,152,104
Financial services	—	—	15,471	—	15,471
Corporate	228	—	9	—	237
Equity in earnings of subsidiaries	114,147	—	—	(114,147)	—

Total Revenues	114,375	1,150,650	17,471	(114,684)	1,167,812

COSTS AND EXPENSES
Homebuilding	307	980,333	(1,450)	(41,736)	937,454
Financial services	—	—	9,207	—	9,207
Corporate	27,825	—	—	—	27,825
Corporate and homebuilding interest	(41,736)	—	—	41,736	—

Total Costs and Expenses	(13,604)	980,333	7,757	—	974,486

Income before income taxes	127,979	170,317	9,714	(114,684)	193,326
Provision for income taxes	(6,989)	(61,689)	(3,658)	—	(72,336)

NET INCOME	$120,990	$108,628	$6,056	$(114,684)	$120,990

Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,009,785	$1,779	$(172)	$1,011,392
Financial services	—	—	14,627	—	14,627
Corporate	102	—	8	—	110
Equity in earnings of subsidiaries	103,679	—	—	(103,679)	—

Total Revenues	103,781	1,009,785	16,414	(103,851)	1,026,129

COSTS AND EXPENSES
Homebuilding	120	847,826	(511)	(29,134)	818,301
Financial services	—	—	9,054	—	9,054
Corporate	27,905	—	—	—	27,905
Corporate and homebuilding interest	(29,134)	—	—	29,134	—

Total Costs and Expenses	(1,109)	847,826	8,543	—	855,260

Income before income taxes	104,890	161,959	7,871	(103,851)	170,869
Provision for income taxes	183	(62,988)	(2,991)	—	(65,796)

NET INCOME	$105,073	$98,971	$4,880	$(103,851)	$105,073

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
(In thousands)
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$3,102,077	$5,412	$(761)	$3,106,728
Financial services	—	—	39,881	—	39,881
Corporate	1,432	—	27	—	1,459
Equity in earnings of subsidiaries	292,745	—	—	(292,745)	—

Total Revenues	294,177	3,102,077	45,320	(293,506)	3,148,068

COSTS AND EXPENSES
Homebuilding	239	2,654,368	(516)	(112,148)	2,541,943
Financial services	—	—	26,643	—	26,643
Corporate	86,250	—	—	—	86,250
Corporate and homebuilding interest	(112,148)	—	—	112,148	—

Total Costs and Expenses	(25,659)	2,654,368	26,127	—	2,654,836

Income before income taxes	319,836	447,709	19,193	(293,506)	493,232
Provision for income taxes	(11,592)	(166,118)	(7,278)	—	(184,988)

NET INCOME	$308,244	$281,591	$11,915	$(293,506)	$308,244

Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$2,619,219	$4,882	$(476)	$2,623,625
Financial services	—	—	41,022	—	41,022
Corporate	549	—	20	—	569
Equity in earnings of subsidiaries	244,589	—	—	(244,589)	—

Total Revenues	245,138	2,619,219	45,924	(245,065)	2,665,216

COSTS AND EXPENSES
Homebuilding	695	2,238,853	(1,211)	(73,733)	2,164,604
Financial services	—	—	27,647	—	27,647
Corporate	67,991	—	—	—	67,991
Corporate and homebuilding interest	(73,733)	—	—	73,733	—

Total Costs and Expenses	(5,047)	2,238,853	26,436	—	2,260,242

Income before income taxes	250,185	380,366	19,488	(245,065)	404,974
Provision for income taxes	(1,643)	(147,477)	(7,312)	—	(156,432)

NET INCOME	$248,542	$232,889	$12,176	$(245,065)	$248,542

M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
(In thousands)
Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$155,969	$(718,944)	$9,860	$(761)	$(553,876)

Net cash used in investing activities	(6,232)	(11,579)	(307)	—	(18,118)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(724,478)	733,834	(9,356)	—	—
Lines of credits
Advances	945,600	—	3,186	—	948,786
Principal payments	(905,600)	—	—	—	(905,600)
Proceeds from senior notes, net	247,605	—	—	—	247,605
Dividend payments	(23,144)	—	—	761	(22,383)
Proceeds from exercise of stock options	25,557	—	—	—	25,557

Net cash provided by (used in) financing activities	(434,460)	733,834	(6,170)	761	293,965

Net increase (decrease) in cash and cash equivalents	(284,723)	3,311	3,383	—	(278,029)
Cash and cash equivalents
Beginning of year	389,828	12,252	6,070	—	408,150

End of period	$105,105	$15,563	$9,453	$—	$130,121

Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$26,609	$(237,396)	$17,030	$(475)	$(194,232)

Net cash used in investing activities	(22,741)	(4,012)	(330)	—	(27,083)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(244,670)	254,687	(10,017)	—	—
Lines of credits
Advances	1,388,500	—	—	—	1,388,500
Principal payments	(1,268,500)	—	(4,754)	—	(1,273,254)
Proceeds from senior notes, net	(14,116)	—	—	475	(13,641)
Dividend payments	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	6,040	—	—	—	6,040

Net cash provided by (used in) financing activities	(139,558)	254,687	(14,771)	475	100,833

Net increase (decrease) in cash and cash equivalents	(135,690)	13,279	1,929	—	(120,482)
Cash and cash equivalents
Beginning of year	163,133	6,335	4,097	—	173,565

End of period	$27,443	$19,614	$6,026	$—	$53,083

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc., which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas, Delaware, Illinois and West Virginia.
RESULTS OF OPERATIONS
Overview
     Our third quarter earnings were 15% above earnings for the same period last year, driven by third quarter records for home closings, average selling prices, revenues and Home Gross Margins (as defined below). These improvements resulted from growth in our long-standing businesses in Arizona, Virginia and Maryland, as well as our relatively new operations in Utah and Florida. Additionally, the Company experienced a favorable income tax benefit attributable to the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004. Also impacting our 2005 financial performance were production-related challenges in Arizona and Nevada that delayed the closing of approximately 450 homes from September until the 2005 fourth quarter. The Company is actively pursuing alternative arrangements in order to minimize the impact of these types of delays in the future. See “Forward-Looking Statements” below.
     Our home orders for the three months ended September 30, 2005 increased 21%, compared with the same period in 2004, primarily due to the 24% year-over-year increase in our average active subdivisions. Average home selling prices increased in most of our markets, particularly in Arizona, Maryland, Virginia and Florida, contributing to the 20% year-over-year rise in the overall average selling price of our third quarter home orders. As a result, the estimated value of home orders received during the third quarter of 2005 increased by more than 45% from the same period of a year ago.
     Our 280 active subdivisions at September 30, 2005 were 18% above the level of a year ago. However, this number was slightly below our expectations, primarily due to strong home orders in Nevada, California and Maryland that resulted in a number of subdivisions in these markets selling out earlier than anticipated. In addition, we experienced land development, permitting or architectural delays in certain subdivisions in Colorado, Arizona, California and Florida that postponed their opening for sales.
     We continued to focus on improving our financial position and enhancing shareowner value. We have positioned our Company for future growth through year-over-year increases in our lot supply and active subdivisions of 10% and 18%, respectively, and by increasing our cash and available borrowing capacity by 87% from this time last year to $1.07 billion. This improved financial flexibility from September 30, 2004 resulted from an aggregate of $500 million in debt issuances in December 2004 and July 2005, and the $350 million increase in the capacity of our homebuilding line of credit in January 2005. See “Forward-Looking Statements” below.

     We enter the fourth quarter of 2005 with a Backlog (as defined below) of 9,078 homes valued at an estimated $3.3 billion. We expect to continue to evaluate strategic land opportunities in the markets in which we operate to better position us for future growth, while maintaining a conservative balance between our owned and optioned land positions and operating within our disciplined business model. By limiting our lot commitments and given our existing geographic profile, we have enhanced our ability to react to favorable or unfavorable changes in market conditions. See “Forward-Looking Statements” below.
Consolidated Results
     The following discussion for both consolidated results of operations and segment results refers to the three and nine months ended September 30, 2005, compared with the same periods in 2004. The table below summarizes our results of operations (in thousands, except per share amounts). Prior period earnings per share have been adjusted retroactively for the effect of the January 10, 2005 1.3 for 1 stock split.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Revenue	$1,167,812	$1,026,129	$141,683	14%	$3,148,068	$2,665,216	$482,852	18%
Income Before Income Taxes	$193,326	$170,869	$22,457	13%	$493,232	$404,974	$88,258	22%
Net Income	$120,990	$105,073	$15,917	15%	$308,244	$248,542	$59,702	24%
Earnings Per Share:
Basic	$2.73	$2.47	$0.26	11%	$7.03	$5.87	$1.16	20%
Diluted	$2.62	$2.36	$0.26	11%	$6.70	$5.61	$1.09	19%
     The increases in revenues for the three and nine months ended September 30, 2005 primarily were due to higher homebuilding revenues resulting from increases in home closings to 3,686 and 10,356, respectively, compared with 3,558 and 9,553, respectively, in 2004. Also contributing to the higher revenues were increases in the average selling prices of homes closed by $28,300 and $25,100 for the three and nine months ended September 30, 2005, respectively, compared with the same periods in 2004.
     The increases in income before income taxes for the three and nine months ended September 30, 2005 were the result of increases in the operating profits from our homebuilding segment of approximately $21.6 million and $105.8 million, respectively. The increase for the nine months ended September 30, 2005 partially was offset by higher corporate general and administrative expenses of approximately $18.3 million. These increases in homebuilding segment profits primarily resulted from the higher home closings and average selling prices described above, as well as increases in Home Gross Margins of 60 and 120 basis points for the three and nine-month periods, respectively.

Homebuilding Segment
     The tables below set forth information relating to our homebuilding segment (dollars in thousands).

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Home Sales Revenues	$1,147,757	$1,007,134	$140,623	14%	$3,094,141	$2,615,100	$479,041	18%
Operating Profit	$214,650	$193,091	$21,559	11%	$564,785	$459,021	$105,764	23%
Average Selling Price Per Home Closed	$311.4	$283.1	$28.3	10%	$298.8	$273.7	$25.1	9%
Home Gross Margins	28.8%	28.2%	0.6%		28.6%	27.4%	1.2%

Orders For Homes, net (units)
Arizona	798	951	(153)	-16%	3,040	3,104	(64)	-2%
California	504	311	193	62%	1,737	1,764	(27)	-2%
Colorado	469	521	(52)	-10%	1,727	1,811	(84)	-5%
Florida	238	93	145	156%	917	292	625	214%
Illinois	53	5	48	N/A	113	8	105	N/A
Maryland	89	52	37	71%	365	255	110	43%
Nevada	829	454	375	83%	2,788	2,411	377	16%
Pennsylvania/New Jersey/Delaware	56	1	55	N/A	156	1	155	N/A
Texas	162	152	10	7%	672	647	25	4%
Utah	257	187	70	37%	741	573	168	29%
Virginia	96	198	(102)	-52%	673	720	(47)	-7%

Total	3,551	2,925	626	21%	12,929	11,586	1,343	12%

Homes Closed (units)
Arizona	895	808	87	11%	2,550	2,343	207	9%
California	475	631	(156)	-25%	1,238	1,642	(404)	-25%
Colorado	599	583	16	3%	1,615	1,603	12	1%
Florida	252	96	156	163%	832	251	581	231%
Illinois	19	—	19	N/A	40	—	40	N/A
Maryland	106	90	16	18%	260	251	9	4%
Nevada	616	690	(74)	-11%	1,851	1,887	(36)	-2%
Pennsylvania/New Jersey/Delaware	17	—	17	N/A	18	—	18	N/A
Texas	214	222	(8)	-4%	616	440	176	40%
Utah	239	188	51	27%	640	416	224	54%
Virginia	254	250	4	2%	696	720	(24)	-3%

Total	3,686	3,558	128	4%	10,356	9,553	803	8%

	September 30,	December 31,	September 30,
	2005	2004	2004
Backlog (units)
Arizona	2,633	2,143	2,094
California	1,306	807	1,241
Colorado	804	692	942
Florida	723	638	685
Illinois	91	18	8
Maryland	330	225	273
Nevada	1,683	746	1,410
Pennsylvania/New Jersey/Delaware	161	23	1
Texas	312	256	350
Utah	390	289	308
Virginia	645	668	854

Total	9,078	6,505	8,166

Estimated Backlog Value	$3,290,000	$1,920,000	$2,480,000

Estimated Average Sales Price of Homes in Backlog	$362.4	$295.2	$303.7

Active Subdivisions
Arizona	46	32	30
California	28	22	21
Colorado	56	53	56
Florida	19	18	22
Illinois	8	1	1
Maryland	10	11	10
Nevada	47	31	26
Pennsylvania/New Jersey/Delaware	6	2	—
Texas	24	24	24
Utah	16	22	22
Virginia	20	26	26

Total	280	242	238

Average for quarter ended	281	237	226

Average for nine months ended	269	229	218

     Home Sales Revenues — Home sales revenues increased for both the third quarter and first nine months of 2005, compared with the same periods in 2004, as a result of the increases in average selling prices and the number of homes closed, as discussed below.
     Homes Closed — Home closings were 4% and 8% higher for the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004. For the three and nine months ended September 30, 2005, homes closed increased by a combined 27% and 34%, respectively, in Arizona, Florida and Utah, primarily due to higher year-over-year Backlogs at the beginning of the 2005 periods resulting from the strong demand for new homes in these markets. In addition, home closings in Florida were higher in the 2005 periods as a result of our September 2004 acquisition of certain assets of Watson Home Builders, Inc. The increases in Arizona home closings for the 2005 third quarter and first nine months were impacted by labor and material shortages that delayed the closing of approximately 250 homes until the 2005 fourth quarter. Home closings were lower in California and Nevada for the third quarter and first nine months of 2005, primarily due to lower year-over-year Backlogs to start the periods. Our Nevada home closings for the 2005 periods also were reduced by approximately 200 home closings that moved to the 2005 fourth quarter due to scheduling delays with the local power company.
     Average Selling Prices Per Home Closed - The $28,300 and $25,100 increases in average selling prices in the third quarter and first nine months of 2005, respectively, compared with the same periods in 2004, were attributable to higher average selling prices in all of our markets. The average selling prices in Virginia and California were particularly strong, both increasing over $50,000 in the 2005 third quarter and over $70,000 for the first nine months of 2005. In our relatively newer markets of Florida and Utah, average selling prices increased by more than $40,000 for the 2005 third quarter and by more than $25,000 for the first nine months of 2005, compared with the same periods in 2004. These and our other average selling price increases more than offset the impact of the change in mix of home closings that resulted from reduced home closings in California and higher home closings in our lower-priced Florida, Utah and Arizona markets. The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average Selling Price
Arizona	$221.2	$192.9	$215.0	$192.1
California	510.5	452.6	509.2	427.5
Colorado	287.7	264.0	285.7	264.7
Florida	226.2	182.3	205.3	179.5
Illinois	411.7	N/A	426.5	N/A
Maryland	513.5	397.3	458.6	404.5
Nevada	307.6	258.3	298.1	232.6
Pennsylvania/New Jersey/Delaware	362.2	N/A	361.3	N/A
Texas	162.7	155.0	159.1	158.1
Utah	226.9	180.1	219.0	177.8
Virginia	515.9	447.8	503.4	430.1

Company average	$311.4	$283.1	$298.8	$273.7

     Home Gross Margins - We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, financing costs, and a reserve for warranty expense) as a percent of home sales revenue. Home Gross Margins improved to 28.8% and 28.6% for the three and nine months ended September 30, 2005, respectively, compared with 28.2% and 27.4% for the same periods during 2004. These improvements primarily were due to the continued strong demand for homes and increased selling prices in many of our markets. We experienced particularly strong year-over-year improvements in Home Gross Margins in Virginia, Maryland, Arizona, Utah and Florida, which offset the impact of the anticipated easing of Home Gross Margins in Nevada from the extraordinary levels during 2004. These increases to Home Gross Margins partially were offset by the impact of a greater number of homes closed for the three and nine months ended September 30, 2005 in markets such as Utah and Florida, where Home Gross Margins were lower than the Company average, and fewer home closings in Nevada, where Home Gross Margins significantly exceeded the Company average.
     Future Home Gross Margins, both overall and in each of our markets, may be impacted by, among other things: (1) increased competition, which could adversely affect home prices and incentive levels; (2) increases in the costs of subcontracted labor, finished lots, building materials (for example, lumber and steel have significantly increased year-over-year), and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in our markets, particularly Nevada; and (6) other general risk factors. See “Forward-Looking Statements” below.

     Orders for Homes - Home orders in the third quarter of 2005 increased from 2004 levels in most of our markets, led by Nevada and California, mainly due to year-over-year increases in active subdivisions and the continued strong demand for new homes in these two markets. In addition, we received 604 net home orders in the 2005 third quarter from our newer markets in Florida, Pennsylvania/New Jersey/Delaware, Utah and Illinois, compared with 286 home orders from these markets during the 2004 third quarter. These increases partially were offset by a decline in home orders in Virginia, due in part to a temporary decline in the number of active subdivisions, and in Arizona, compared with the exceptional order levels experienced during the same periods in 2004 in this market. Additionally, in Colorado, we experienced a more competitive environment that resulted in a year-over-year decline in orders for the third quarter 2005. The 21% increase in total home orders, combined with a $57,000 increase in the average selling price in the third quarter home orders resulted in the estimated sales value of orders increasing by 45% to $1.2 billion during the three months ended September 30, 2005, compared with $840 million for the same period in 2004.
     For the first nine months of 2005, home orders particularly were strong in Nevada and Maryland, primarily due to the continued strong demand for new homes in these markets. In addition, we received 1,927 net home orders in the first nine months of 2005 from our newer markets in Florida, Pennsylvania/New Jersey/Delaware, Utah and Illinois, compared with 874 home orders from these markets in the comparable period in 2004. These increases partially were offset by lower home orders in Arizona, Colorado and Virginia for the same reasons discussed above.
     Backlog - Record home orders received during the first nine months of 2005, combined with the delayed home closings in Arizona and Nevada discussed previously, resulted in homes under contract but not yet delivered (“Backlog”) increasing by 11% to 9,078 units at September 30, 2005, compared with 8,166 units at September 30, 2004. Assuming no significant change in market conditions or mortgage interest rates, we expect approximately 70% to 75% of our September 30, 2005 Backlog to close under existing signed sales contracts during the fourth quarter of 2005 and first half of 2006. The balance of homes in Backlog is not expected to close under existing contracts due to cancellation. See “Forward-Looking Statements” below.
     Increases in both average selling prices and Backlog units resulted in the estimated Backlog sales value increasing by 33% to $3.3 billion at September 30, 2005, compared with $2.5 billion at September 30, 2004. The average selling price of homes in our Backlog at September 30, 2005 increased to approximately $362,400 from $340,800 at June 30, 2005. While sales price increases played a part, this rise also can be attributed to changes in the Backlog mix, the most significant of which were increased units and average selling prices in California and Nevada and decreased units in Colorado as a percentage of total Backlog.
     Marketing - Marketing expenses (which include sales commissions, advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $56.8 million and $158.7 million, respectively, for the three and nine months ended September 30, 2005, compared with $49.9 million and $137.7 million, respectively, for the same periods in 2004. The higher costs in 2005 primarily were due to (1) increases of $4.4 million and $13.6 million, respectively, in sales commissions resulting from our higher home sales revenues; (2) increases of $1.0 million and $3.3 million, respectively, for salaries and benefits attributable to our expanding homebuilding operations in new and existing home markets; and (3) increases of $2.1 million and $3.7 million, respectively, for product and design center advertising for the third quarter and first nine months of 2005, compared with the same periods in 2004.

     General and Administrative - General and administrative expenses increased to $62.6 million and $172.9 million, respectively, for the three and nine months ended September 30, 2005, compared with $43.9 million and $127.5 million, respectively, for the same periods in 2004, primarily due to increases in compensation and related benefits and other costs associated with the expansion of our operations in the majority of our markets.
Title Operations
     American Home Title provides title agency services to MDC homebuyers in Virginia, Maryland, Colorado, Florida, Texas, Delaware, Illinois and West Virginia. We are evaluating opportunities to provide title agency services in our other markets. Income before income taxes from title operations was $1.3 million and $3.3 million, respectively, for the three and nine months ended September 30, 2005, compared with $1.3 million and $3.2 million, respectively, for the same periods in 2004.
Land Inventory
     The table below shows the carrying value of land and land under development, by market (dollars in thousands).

	September 30,	December 31,	September 30,
	2005	2004	2004
Arizona	$238,685	$168,489	$129,969
California	368,134	277,360	249,460
Colorado	131,827	139,554	122,178
Florida	46,017	27,926	22,015
Illinois	34,419	33,656	22,909
Maryland	93,826	69,523	63,561
Nevada	254,538	209,544	192,722
Pennsylvania/New Jersey/Delaware	37,460	28,916	8,416
Texas	18,474	19,420	19,191
Utah	49,239	35,104	35,959
Virginia	95,271	100,461	72,609

Total	$1,367,890	$1,109,953	938,989

     The table below shows the total number of lots owned and lots controlled under option agreements by market, along with the total non-refundable option deposits (dollars in thousands).

	September 30,	December 31,	September 30,
	2005	2004	2004
Lots Owned
Arizona	7,229	5,657	5,020
California	2,632	2,646	2,652
Colorado	3,560	3,993	3,866
Florida	970	594	442
Illinois	474	508	703
Maryland	734	650	602
Nevada	3,482	3,916	4,040
Pennsylvania/New Jersey/Delaware	367	312	51
Texas	569	642	631
Utah	881	862	964
Virginia	762	980	938

Total	21,660	20,760	19,909

Lots Controlled Under Option
Arizona	3,830	5,494	4,416
California	3,139	1,782	1,574
Colorado	3,187	1,866	1,759
Florida	3,411	2,980	2,889
Illinois	186	203	284
Maryland	1,156	1,206	1,103
Nevada	1,639	1,859	1,785
Pennsylvania/New Jersey/Delaware	1,111	723	933
Texas	951	1,694	2,379
Utah	568	216	291
Virginia	3,149	3,141	2,647

Total	22,327	21,164	20,060

Total Lots Owned and Controlled (excluding lots in work-in-process)	43,987	41,924	39,969

Non-refundable Option Deposits
Cash	$50,681	$41,804	$33,748
Letters of Credit	25,728	22,062	16,730

Total Non-refundable Option Deposits	$76,409	$63,866	$50,478

     At September 30, 2005, we owned a total of 21,660 lots, of which approximately 10,100 lots were finished. In addition, over 1,500 of these finished lots were subject to home sales contracts for which construction had not started. The remaining 11,560 lots are unfinished and in the process of being developed for future home sales. We believe the Company is well-positioned for future growth, consistent with our disciplined operating approach of maintaining control of approximately a two-year supply of lots. See “Forward-Looking Statements” below.

Financial Services Segment
     The table below sets forth information relating to our financial services segment operations (in thousands).

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	%	2005	2004	Amount	%
Mortgage loan origination fees	$8,433	$6,801	$1,632	24%	$21,428	$17,464	$3,964	23%

Gains on sales of mortgage servicing, net	$1,121	$406	$715	176%	$2,590	$1,543	$1,047	68%

Gains on sales of mortgage loans, net	$4,356	$5,595	$(1,239)	-22%	$11,372	$16,905	$(5,533)	-33%

Operating Profit	$6,264	$5,573	$691	12%	$13,238	$13,375	$(137)	-1%

Principal amount of loans originated	$470,636	$426,227	$44,409	10%	$1,197,053	$1,144,913	$52,140	5%

Principal amount of loans brokered	$225,628	$188,378	$37,250	20%	$666,939	$497,435	$169,504	34%

Capture Rate	50%	53%	-3%		46%	54%	-8%
Including brokered loans	73%	75%	-2%		72%	75%	-3%

Mortgage product (% of loans originated)
Fixed rate	58%	57%	1%		56%	68%	-12%

Adjustable rate	42%	43%	-1%		44%	32%	12%
     Financial services operating profit for the third quarter of 2005 increased, compared with the same period in 2004, primarily due to an increase in loan origination fees earned in connection with the record level of homes closed by the homebuilding segment in the third quarter. This increase partially was offset by lower gains on sales of mortgage loans. For the nine months ended September 30, 2005, operating profits remained relatively consistent with 2004, as the Company experienced a more competitive mortgage pricing environment, which resulted in lower gains on sales of mortgage loans that were offset partially by an increase in loan origination fees. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans in the first nine months of 2005, which was offset partially by brokering a lower percentage of total loans processed to third party mortgage companies by virtue of HomeAmerican’s expansion of available product offerings.
     The principal amount of originated mortgage loans increased 10% and 5%, respectively, in the third quarter and first nine months of 2005, compared with the same periods in 2004. These increases primarily were due to the record levels of homes closed and higher average selling prices by the homebuilding segment in the 2005 periods, offset partially by declines in our Capture Rate. The Capture Rate is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total MDC home closings. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in the third quarter and first nine months of 2005.
     Forward Sales Commitments — HomeAmerican’s operations are affected by changes in mortgage interest rates. HomeAmerican utilizes forward mortgage securities contracts to manage price risk related to fluctuations in interest rates on our mortgage loans held in inventory and rate-locked mortgage loans in process that had not closed. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market.
     Insurance Operations — American Home Insurance provides homeowners, auto and other types of casualty insurance in each of our markets. The results of its operations were not material for any of the periods presented.
Other Operating Results
     Interest Expense — We capitalize interest incurred on our corporate and homebuilding debt during the period of active development and through the completion of construction of our homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note F to our unaudited Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note D to our unaudited Consolidated Financial Statements.
     Corporate General and Administrative Expenses — Corporate general and administrative expenses totaled $27.8 million and $86.3 million, respectively, during the three and nine months of 2005, compared with $27.9 million and $68.0 million, respectively, for the same periods of 2004. The 2005 third quarter and first nine months general and administrative expenses were impacted by increases in compensation-related cost of approximately $3.6 million and $21.5 million, respectively, resulting from our higher profitability, partially offset by decreases in contributions to the M.D.C. Holdings, Inc. Charitable Foundation of $2.0 million and $5.0 million, respectively.
     Income Taxes — MDC’s overall effective income tax rates of 37.4% and 37.5% for the three and nine months ended September 30, 2005, respectively, differed from the 38.5% and 38.6%, respectively, for the same periods in 2004, primarily due to the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate. These reduced effective income tax rates resulted in benefits of $2.1 million and $5.4 million for the three and nine months ended September 30, 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have an effective shelf registration statement, which has allowed us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million having been initially earmarked for our medium term senior notes program. In December 2004, we issued $250 million principal amount of 5 3/8% medium term senior notes due 2014, and in July 2005, we issued another $250 million principal amount of 5 3/8% medium term senior notes due 2015. This issuance reduced our total capacity under our shelf registration statement to $500 million and extinguished our initial capacity for our medium term senior notes program. In July 2005, we designated $250 million of our shelf registration statement’s remaining $500 million capacity for our medium term senior notes program.
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
Lines of Credit and Senior Notes
     Homebuilding — Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, the Company modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. The facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At September 30, 2005, the Company had $40.0 million of borrowings and $65.2 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — Our Mortgage Line has a borrowing limit of $175 million with terms that allow for increases of up to $50 million in the borrowing limit to a maximum of $225 million, subject to concurrence by the participating banks. As of September 30, 2005, the Mortgage Line borrowing limit was increased temporarily to $225 million. This temporary increase will expire on January 23, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral as defined. At September 30, 2005, $138.7 million was borrowed and an additional $12.0 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     Other Debt Obligations — In July 2005, we completed a public offering of $250 million principal amount of 5 3/8% medium term senior notes due in July 2015 (the “2015 Medium Term Senior Notes”) at a discount, with an effective yield of 5 1/2%. The 2015 Medium Term Senior Notes have interest due and payable on January 1st and July 1st of each year until maturity. We do not make any principal payments until the 2015 Medium Term Senior Notes are fully due in July 2015. The 2015 Medium Term Senior Notes are guaranteed by certain of our subsidiaries and may be redeemed, at our election, in whole at any time or in part from time to time, at the redemption price set forth in the 2015 Medium Term Senior Notes pricing supplement.
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
     Our senior notes are not secured and while the senior notes indentures contain some restrictions on secured debts and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
MDC Common Stock Repurchase Programs
     In October 2005, our board of directors increased the number of remaining shares of MDC’s common stock available to be repurchased under the Company’s stock repurchase program to 4,000,000 shares. No shares were repurchased during the nine months ended September 30, 2005.
Consolidated Cash Flow
     During the nine months ended September 30, 2005, we used $553.9 million of cash for operating activities. Cash used from operations in 2005 primarily was the result of increases of $998.2 million in our homebuilding inventories and prepaid expenses and other assets in conjunction with our expanded homebuilding operations and $27.5 million in mortgage loans held in inventory, partially offset by income before depreciation and amortization and deferred income taxes of $341.9 and increases of $179.2 million in accounts payable and accrued liabilities. We continued to expand our homebuilding operations in a majority of our existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.
     Financing activities provided cash of $294.0 million during the nine months ended September 30, 2005, primarily due to $43.2 million in net borrowings on our lines of credit, net proceeds from the issuance of medium term senior notes in July 2005 of $247.6 million and cash proceeds of $25.6 million from the exercise of stock options, partially offset by dividends paid of $22.4 million. The proceeds received upon the issuance of the medium term senior notes in July were used primarily for the purchase of homebuilding inventories as noted above.
     Additionally, we used $18.1 million of cash in investing activities during the nine months ended September 30, 2005, primarily due to the purchase of property and equipment.
     During the first nine months of 2004, we used $194.2 million of cash in our operating activities. Cash used to build homebuilding assets in support of our expanding homebuilding activities partially was provided by net income before depreciation and amortization and an increase in accounts payable and accrued liabilities. In addition, net borrowings of $115.2 million on our bank lines of credit assisted us in financing these operating cash requirements, offset in part from the repurchase of 154,960 shares of common stock for $6.8 million, the $13.6 million payment of dividends and payments for the purchase of property and equipment of $27.1 million, including a corporate aircraft, computer equipment and office furniture.
Off-Balance Sheet Arrangements
     At September 30, 2005, there were outstanding performance bonds ("Bonds") and letters of credit totaling approximately $370.8 million and $97.8 million, respectively, including $30.5 million in letters of credit issued by HomeAmerican with the remaining issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these Bonds generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds should be released and we should not have any continuing obligations.
     All other off-balance sheet arrangements have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.
Contractual Obligations
     Except for the issuance of $250 million principal amount of 2015 Medium Term Senior Notes, as previously discussed in our Liquidity and Capital Resource section of Item 2 on this Form 10-Q, other existing contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.
IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS
     Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations.
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
     We continue to follow our disciplined strategy of controlling approximately a two-year supply of land in all of our markets. Operating within this conservative model allows us to evaluate each market and allocate our capital to those markets that present opportunity for growth. We consistently apply this disciplined approach and continue to monitor the economic conditions in each of our markets to actively manage our business, well-positioning us to respond to changes in our markets.

CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Management evaluates such estimates and judgments on an ongoing basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” below.
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
Item 4. Controls and Procedures
     (a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2005.
     (b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any shares during the third quarter of 2005. Additionally, there were no sales of unregistered equity securities during the third quarter of 2005.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On October 24, 2005, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend is to be paid on November 22, 2005 to shareowners of record on November 8, 2005.

Item 6.	Exhibits

(a) Exhibits:

4.1	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 20, 2005). *

10.1	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2005). *

10.2	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2005). *

10.3	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2005). *

10.4	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 28, 2005). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.1	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated July 20, 2005). *

10.1	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 7, 2005). *

10.2	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 20, 2005). *

10.3	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated July 25, 2005). *

10.4	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated September 28, 2005). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference.