Form 10-K
period 2005-12-31
MDC HOLDINGS INC
filed 2006-03-07
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(303) 773-1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange/The Pacific Stock Exchange
7% Senior Notes due December 2012	New York Stock Exchange
5 1/2% Senior Notes due May 2013	New York Stock Exchange
5 3/8% Senior Notes due December 2014	New York Stock Exchange
5 3/8% Senior Notes due July 2015	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2005, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $2.762 billion based on the closing sales price of $82.25 per share as reported on the New York Stock Exchange.
     As of January 31, 2006, the number of shares outstanding of Registrant’s common stock was 44,659,000.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K is incorporated by reference from the Registrant’s 2005 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2005

(i)

M.D.C. HOLDINGS, INC.
FORM 10-K
PART I
Forward-Looking Statements.
     Certain statements in this Annual Report on Form 10-K, the Company’s Annual Report to Shareowners, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These factors include those described under the captions “Risk Factors Relating to our Business” in Item 1A of this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Item 1. Business.
     (a) General Development of Business
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that sell and build homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we recently reported our decision not to contract for the acquisition of additional land in our Texas markets), Utah and Virginia. We believe a significant presence in these markets enables us to compete effectively for homebuyers, land acquisitions and subcontractor labor.
     Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia.
     The following is a summary of our history:

1972 –	Founded as Mizel Development Corporation and completed initial public offering.

1977 –	Created Richmond Homes Limited and entered the Colorado homebuilding market.

1983 –	Created HomeAmerican Mortgage Corporation, entered the Arizona homebuilding market through the acquisition of Cavalier Homes of Arizona and entered the Florida* homebuilding market through the acquisition of Olin American of Florida.

1985 –	Entered the Northern and Southern California homebuilding markets and expanded these operations through the acquisition of Ponderosa Homes of Southern California.

1986 –	Entered the Texas* and suburban Washington D.C., including Maryland and Virginia, homebuilding markets through the acquisition of Wood Bros. Homes, Inc.

1987 –	Entered the Nevada homebuilding market.

1995 –	Expanded our Southern California operations through the purchase of the assets of Mesa Homes, thereby significantly increasing our presence in the Inland Empire.

1996 –	Expanded our Nevada operations through the purchase of the assets of Longford Homes.

2002 –	Entered the Utah homebuilding market and expanded our Nevada and Virginia operations through the purchase of the assets of John Laing Homes in these markets, and also re-entered the Texas homebuilding market.

2003 –	Entered the Delaware Valley and Illinois homebuilding markets, and re-entered the Florida homebuilding market through the purchase of the assets of Crawford Homes, Inc. in Jacksonville.

2004 –	Expanded our Florida operations through the purchase of the assets of Watson Home Builders, Inc. in Jacksonville and expanded our Delaware Valley operations by acquiring control of approximately 600 residential lots from Patriot Homes, LLC, and others, in southern New Jersey.

2005 –	Expanded our California operations by acquiring control of approximately 1,200 finished residential lots in the Central Valley of California from Del Valle Homes.

* We ceased homebuilding operations in Florida and Texas in 1988 and 1990, respectively, and re-entered these markets in 2002 and 2003, respectively.
     (b) Available Information
     Our website is located at www.richmondamerican.com. This Annual Report on Form 10-K and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is filed electronically with the SEC, at http://www.investorrelations.richmondamerican.com/edgar.cfm.
     (c) Financial Information About Industry Segments
     Note 3 to the Consolidated Financial Statements contains information regarding our business segments for each of the years ended December 31, 2005, 2004 and 2003.
     (d) Narrative Description of Business
     Our business consists of two segments, homebuilding and financial services. In our homebuilding segment, our homebuilding subsidiaries build and sell primarily single-family detached homes, although we build some townhomes in certain markets. Our homes are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction. Our financial services segment consists of the operations of HomeAmerican and American Home Insurance. HomeAmerican is a full service mortgage lender with offices located in each of our markets and originates or brokers mortgage loans for approximately 70% of our homebuyers. As a result, HomeAmerican is an integral part of our business.
     The base prices for our homes primarily range from $150,000 to $650,000, although we also build homes with base prices above $1.6 million. The average sales price of our homes closed in 2005 and 2004 was $313,800 and $283,400, respectively. We maintain a variety of product offerings in each of our markets, targeting what we believe to be, based upon our experience within the homebuilding industry, the largest homebuyer segments within a given market, which generally are the first-time and first-time move-up buyer. As a result, more than 80% of our homebuyers fall into these two categories. Also, we build a limited number of homes for the second-time move-up and luxury buyer.
     When opening a new homebuilding project, we seek to maintain a two-year supply of lots to avoid overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or paying in phases with cash. Also, we acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, which include members of MDC’s senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about our land acquisition practices may be found in the Homebuilding Segment, Land Acquisition and Development section.

Homebuilding Segment.
     Our operations sell and close homes in geographically diversified markets. Our home sales revenue by market is in the following table for the years 2003 through 2005 (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2005	2004	2003	2005	2004	2003
Arizona	$831,796	$627,331	$547,697	17%	16%	19%
California	1,075,900	1,078,063	748,337	23%	27%	26%
Colorado	627,042	614,919	675,236	13%	16%	24%
Delaware Valley	12,196	—	—	0%	—	—
Florida	238,054	81,635	15,655	5%	2%	1%
Illinois	33,490	994	—	1%	0%	—
Maryland	191,365	161,561	112,975	4%	4%	4%
Nevada	920,728	676,252	383,659	19%	17%	13%
Texas	128,289	109,432	26,143	3%	3%	1%
Utah	204,496	113,579	48,331	4%	3%	2%
Virginia	539,519	468,247	293,295	11%	12%	10%

Total	$4,802,875	$3,932,013	$2,851,328	100%	100%	100%

          Economies of Scale. We are a large homebuilding company in the United States, as well as most of the markets in which we operate, in terms of number of homes closed in fiscal 2005 and consolidated revenues. Our economies of scale have contributed to improvements in homebuilding operating margins. We believe that our national, regional and local scale of operations have provided us with benefits such as:
•	The ability to negotiate volume contracts with material suppliers and subcontractors;

•	Earlier opportunities to contract for large land parcels;

•	Availability of insurance coverage; and

•	Greater access to and lower cost of capital.
          Operating Divisions. At December 31, 2005, we had 27 separate homebuilding operating divisions, some of which are in the same market area and some of which operate in more than one market area. Generally, each operating division consists of a division president; land procurement, sales, construction, customer service, finance, and purchasing personnel; and office staff. We believe that division presidents and their management teams, who are familiar with local market conditions, have better information on which to base decisions regarding local operations. Our division presidents receive performance bonuses based upon achieving targeted financial and operational results in their respective operating divisions.
          Regional and Corporate Management. We manage our homebuilding business through our regional offices. Some of our regional offices oversee operations in only one of our geographic markets, and others oversee operations in more than one geographic market. Generally, each regional office consists of a regional president, finance personnel, purchasing personnel and limited office support staff. Our regional presidents and their management teams are responsible for oversight of the operations of multiple homebuilding operating divisions. These responsibilities include:
•	Review and approval of division business plans and budgets;

•	Allocation of inventory investments within corporate guidelines;

•	Oversight of land and home inventory levels; and

•	Review of major personnel decisions.

          Our corporate executives and corporate and national departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office also has primary responsibility for:
•	Asset management and capital allocation;

•	Financial reporting;

•	Legal;

•	Information technology;

•	Internal audit;

•	Marketing;

•	Merchandising;

•	Training and development;

•	Risk management; and

•	Treasury.
          Housing. We build homes in a number of standardized series, each designed to appeal to a different segment of the homebuyer market. Within each series, we build several models, each with a different floor plan, elevation and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon demand, location, optional features and design specifications. The series of homes offered at a particular location are based on perceived customer preference, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.
          We maintain limited levels of inventories of unsold homes in our markets. Unsold homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In order to mitigate the risk of carrying excess inventory, we have strict procedures and limits on the number of our unsold homes under construction. At December 31, 2005, we had 1,131 unsold homes under construction.
          Land Acquisition and Development. We generally purchase finished lots using option contracts, in phases or in bulk for cash. We also acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, we acquire finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize our investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots may reduce Home Gross Margins (as defined below) in the future to the extent that market conditions would not allow us to recover the higher cost of land through higher sales prices. We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs and a reserve for warranty expense) as a percent of home sales revenue. See “Forward-Looking Statements” above.
          We have the right to purchase a portion of the land we may acquire in the future utilizing option contracts, in some cases in phases for cash. Generally, in an option contract, we obtain the right to purchase lots in consideration for an option deposit. In the event we elect not to purchase the lots within a specified period of time, we forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. At December 31, 2005, we had the right to acquire 18,819 lots under option agreements, with approximately $48.2 million and $23.1 million in non-refundable cash and letters of credit option deposits at risk, respectively, which had an aggregate purchase price of approximately $1.2 billion. Because of increased demand for finished lots in certain of our markets, our ability to acquire lots using rolling options has been reduced or has become significantly more expensive.
          We own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We develop our land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit our risk in a particular project and to efficiently employ available funds. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

          The table below shows the carrying value of land and land under development, by market, at December 31, 2005, 2004 and 2003 (in thousands).

	December 31,
	2005	2004	2003
Arizona	$260,968	$168,489	$89,950
California	493,101	277,360	239,714
Colorado	153,844	139,554	105,223
Delaware Valley	46,561	28,916	—
Florida	68,831	27,926	12,116
Illinois	33,421	33,656	—
Maryland	89,245	69,523	53,483
Nevada	336,982	209,544	129,554
Texas	15,511	19,420	16,420
Utah	62,191	35,104	22,548
Virginia	95,543	100,461	94,561

Total	$1,656,198	$1,109,953	$763,569

          The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by market, at December 31, 2005, 2004 and 2003 (dollars in thousands).

	December 31,
	2005	2004	2003
Lots Owned
Arizona	7,385	5,657	2,902
California	3,367	2,646	2,733
Colorado	3,639	3,993	3,392
Delaware Valley	471	312	—
Florida	1,201	594	346
Illinois	430	508	—
Maryland	679	650	532
Nevada	4,055	3,916	3,634
Texas	471	642	534
Utah	964	862	867
Virginia	783	980	1,411

Total	23,445	20,760	16,351

Lots Controlled Under Option
Arizona	3,650	5,494	2,356
California	2,005	1,782	779
Colorado	2,198	1,866	1,814
Delaware Valley	1,283	723	—
Florida	3,202	2,980	529
Illinois	186	203	—
Maryland	1,173	1,206	1,235
Nevada	1,400	1,859	1,725
Texas	80	1,694	1,669
Utah	418	216	353
Virginia	3,224	3,141	1,791

Total	18,819	21,164	12,251

Total Lots Owned and Controlled	42,264	41,924	28,602

Non-refundable Option Deposits
Cash	$48,157	$41,804	$17,089
Letters of Credit	23,142	22,062	8,225

Total Non-refundable Option Deposits	$71,299	$63,866	$25,314

          At December 31, 2005, we owned a total of 23,445 lots, of which 10,619 lots were finished. In addition, 1,338 of these finished lots were subject to home sales contracts for which construction had not started. The remaining 12,826 lots were unfinished and in the process of being developed for future home sales. We believe we are well-positioned for future growth, consistent with our operating approach of seeking to maintain control of approximately a two-year supply of lots. See “Forward-Looking Statements” above.
          Labor and Raw Materials. For the most part, materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials, particularly lumber, and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins, or both. See “Forward-Looking Statements” above.
          Customer Service and Quality Control. Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. Homebuyers are encouraged to become familiar with the details of their new home and to learn their care and maintenance responsibilities. They are afforded the opportunity to walk through their new home prior to closing to make sure it is ready for their occupancy. We believe that our pre-closing quality control inspections reduce post-closing repair costs and enhance our reputation for quality and service.
          Warranty. Our homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and substantially all of the work required to be performed during years three through ten of the warranties. As a consequence, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including: (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.
          Seasonal Nature of Business. Our homebuilding business is seasonal in that some of our divisions, especially in the northernmost markets, are subject to weather-related slowdowns. Delays in development and construction activities resulting from adverse weather can increase our risk of buyer cancellations and contribute to higher costs for interest, materials and labor. See “Forward-Looking Statements” above.
          Backlog. At December 31, 2005 and 2004, homes under contract but not yet delivered (“Backlog”) totaled 6,532 and 6,505, respectively, with an estimated sales value of $2.44 billion and $1.92 billion, respectively. Our home order cancellation rates were 23.7% and 25.3% for the years ended December 31, 2005 and 2004, respectively. We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Assuming our historical Cancellation Rates are indicative of future Cancellation Rates, and assuming no significant long-standing change in market conditions and mortgage interest rates, we anticipate that approximately 70% to 80% of our December 31, 2005 Backlog will close under existing sales contracts during 2006. The remaining 20% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” above.

          The table below discloses, by market, our Backlog for the years ended December 31, 2005 and 2004 (dollars in thousands).

	December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Backlog ( Units )
Arizona	2,099	2,143	(44)	-2%
California	765	807	(42)	-5%
Colorado	577	692	(115)	-17%
Delaware Valley	181	23	158	N/A
Florida	599	638	(39)	-6%
Illinois	80	18	62	N/A
Maryland	251	225	26	12%
Nevada	1,023	746	277	37%
Texas	238	256	(18)	–7%
Utah	338	289	49	17%
Virginia	381	668	(287)	–43%

Total	6,532	6,505	27	0%

Estimated Backlog Sales Value	$2,440,000	$1,920,000	$520,000	27%

Estimated Average Sales Price in Backlog	$373.5	$295.2	$78.3	27%

          Although units in Backlog remained relatively flat at the end of 2005, compared with 2004, the $78,300 increase in the average selling price for units in Backlog resulted in the estimated Backlog sales value increasing by 27% to $2.44 billion at December 31, 2005 from $1.92 billion at December 31, 2004. This increase, which was led by our Nevada, Arizona, Florida and Delaware Valley markets, was offset partially by lower Backlog sales value in Virginia and Colorado.
          Our 2005 year-end Backlog in Nevada increased 37% from December 31, 2004, primarily due to a 23% increase in average active subdivisions from 2004, as well as continued strong demand for new homes in this market. Combined Backlog in our newest markets of Delaware Valley and Illinois increased to 261 units at December 31, 2005, compared with 41 units at December 31, 2004, primarily due to an increase in the number of active subdivisions during 2005 resulting from our on-going efforts to grow in these markets. In Virginia, Backlog decreased, primarily due to an increase in our 2005 fourth quarter cancellations from the same period in 2004, as well as fewer home orders during 2005, compared with 2004, due to decrease in the average number of active subdivisions during 2005. Speculative buyers have recently begun exiting the new home market, resulting in what we believe to be a primary cause of this increase in cancellations, as well as a lower demand for new homes. As a result, the supply of homes available to be purchased by prospective buyers has increased in certain markets. Our Backlog in Colorado decreased as well, primarily due to fewer home orders in 2005 resulting from a more competitive environment for new homes in this market.
          Marketing and Sales. To communicate our brand as effectively as possible, we created an in-house advertising and marketing agency in March 2003, which helps us control quality and consistency in our execution. Our agency’s main objective is to direct qualified homebuyers to our sales offices, Home Galleries, Homebuyer Resource Centers and website. In addition, our in-house corporate communications team manages public relations and employee communication efforts and our interactive marketing team manages and maintains the MDC website and leads management activities.
          To complement our marketing efforts, the MDC brand also is reflected in our model homes and sales offices. Our in-house team of interior designers directs the merchandising plan for these homes, resulting in an exceptional overall presentation. Achieving brand consistency across all of these functions helps to enhance customer loyalty.
          We believe that all employees who serve our homebuyers should represent us professionally. Therefore, our on-site Sales Associates, Design Consultants and New Home Specialists undergo a region-specific 90-day training program in order to help meet customer needs.

     Home Gallery and Design Center. Another important part of our marketing presentation takes place in our design centers, which are located in most of MDC’s homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting from a variety of options and upgrades. In 2004, we launched our new Home Gallery concept in certain markets. These Home Galleries combine sales support and offer thousands of options for personalizing new homes. This retail location also serves as a resource to homebuyers who are interested in purchasing a new Richmond American home. Prospective homebuyers can receive individualized attention from a trained team of new home specialists, resulting in a more focused, efficient home search.
     Title Operations. American Home Title provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Texas, Maryland, Virginia and West Virginia.
     Insurance Operations. Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant is licensed as a Class 3 stock insurance company by the Division of Insurance of the State of Hawaii and began operations in June 2004. Allegiant provides general liability coverage for products and completed operations to the Company and to subcontractors of homebuilding subsidiaries of MDC. In consideration of an annual re-insurance premium and pursuant to an agreement effective June 30, 2004, StarAmerican Insurance Ltd., a Hawaii corporation and a wholly owned subsidiary of MDC, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence.
     Competition. The homebuilding industry is fragmented and highly competitive. We compete with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We also compete with subdivision developers and land development companies when acquiring land. See “Forward-Looking Statements” above.
     Mortgage Interest Rates. Our homebuilding operations are dependent upon the availability and cost of mortgage financing. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages which could negatively impact our business. We are unable to predict future changes in home mortgage interest rates or the impact such changes may have on our operating activities and results of operations. See “Forward-Looking Statements” above.
     Regulation. Our homebuilding operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See “Forward-Looking Statements” above.
     From time to time, various municipalities in which we operate restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which we operate have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, we believe that in general we have, or can obtain, water and sewer taps and building permits for our land inventory and land held for development. See “Forward-Looking Statements” above.
     Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, we generally obtain an environmental site assessment for parcels of land that we acquire. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to the site’s location, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in project delays, causing us to incur substantial compliance and other costs, and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See “Forward-Looking Statements” above.

     Bonds and Letters of Credit. In many cases, we are required to obtain bonds and letters of credit in support of our related obligations with respect to subdivision improvements, homeowners association dues and start-up expenses, warranty work, contractors’ license fees, earnest money deposits, etc. At December 31, 2005 and 2004, we had outstanding performance bonds totaling $392.4 million and $306.8 million, respectively, and letters of credit totaling $96.0 million and $94.7 million, respectively, including $24.6 million and $25.6 million, respectively, issued by HomeAmerican.
     In certain states, unless we take measures to release any state regulatory imposed restrictions on earnest money deposits (“Deposits”) received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, we are restricted from using these Deposits for general purposes. Accordingly, at December 31, 2005 and 2004, we had $12.5 million outstanding in blanket security bonds to release restrictions on certain Deposits. Additionally, we had $6.7 million and $7.2 million in restricted cash related to Deposits at December 31, 2005 and 2004, respectively. We monitor, on a regular basis, the amount of Deposits we hold in certain states to confirm that our blanket security bonds exceed the amount of the earnest money deposits.
     In the event any such bonds or letters of credit issued by third parties are called, we would be obligated to reimburse the issuer of the bond or letter of credit. See “Forward-Looking Statements” above.
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
     Substantially all of the mortgage loans originated by HomeAmerican are sold to third party purchasers within 45 days of origination. We use HomeAmerican’s secured warehouse line of credit, other borrowings and Company generated funds to finance these mortgage loans until they are sold. During the 2005 fourth quarter, we initiated an early purchase program, whereby we sell certain mortgage loans originated by HomeAmerican to a third party purchaser shortly after the close of a home. This program improves our overall available funds by enabling us to sell mortgage loans originated by HomeAmerican more quickly. Accordingly, for mortgage loans sold pursuant to this program, the number of days a loan is held in inventory has been reduced from the historical 45 days to less than five days.
     Historically, a substantial portion of our originated loans have been sold to one third party purchaser. It is likely that we will continue to depend on its ability and willingness to purchase a significant number of our loans originated. During the years ended December 31, 2005, 2004 and 2003, we sold approximately 68%, 37% and 16%, respectively, of our mortgage loans originated to this third party purchaser.
     Portfolio of Mortgage Loan Servicing. Mortgage loan servicing involves the collection of principal, interest, taxes and insurance premiums from the borrower and the remittance of such funds to the mortgage loan investor, local taxing authorities and insurance companies. The servicer is paid a fee to perform these services. HomeAmerican obtains the servicing rights related to the mortgage loans it originates. Certain mortgage loans are sold “servicing released” (the servicing rights are included with the sale of the corresponding mortgage loans). In 2005, 83% of the mortgage loans were sold “servicing released.” The servicing rights on the remainder of the mortgage loans generally are sold within two months of the sale of the mortgage loan. HomeAmerican intends to continue selling servicing rights on all mortgage loans originated in the future. See “Forward-Looking Statements” above.

     HomeAmerican’s portfolio of mortgage loan servicing at December 31, 2005 consisted of servicing rights with respect to 2,075 single-family loans, 99% of which were less than six months old. This includes 817 single-family loans for which the servicing rights had been sold but not transferred to the purchasers at December 31, 2005. HomeAmerican anticipates transferring these servicing rights in the first half of 2006. See “Forward-Looking Statements” above. These loans are secured by mortgages on properties in eleven states, with interest rates on the loans ranging from approximately 5.75% to 9.13% and averaging 6.46%. The underlying value of a servicing portfolio generally is determined based on the interest rates and the annual servicing fee rates, gross of guarantee fees, currently .44% for FHA/VA loans and .25% for conventional loans applicable to the loans comprising the portfolio.
     Pipeline. HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2005 had an aggregate principal balance of $1.6 billion. An estimated 70% to 80% of the Pipeline at December 31, 2005 is anticipated to close during 2006 under current homes sales contracts. If mortgage interest rates decline, a smaller percentage of these loans would be expected to close. Additionally, we had $245.7 million in mortgage loans committed for sale under forward sales contracts, of which $110.8 million were locked with an average interest rate of 6.64%. See “Forward-Looking Statements” above.
     Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. HomeAmerican utilizes the sales commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are able to be sold pursuant to the aforementioned early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. See “Forward-Looking Statements” above.
     Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.
Employees.
     At December 31, 2005, we employed approximately 4,000 employees. We consider our employee relations to be satisfactory.
Item 1A. Risk Factors Relating to our Business
An adverse change in economic conditions could reduce the demand for homes and, as a result, could reduce our earnings.
     Changes in national and regional economic conditions, as well as local economic conditions where our subsidiaries conduct operations and where prospective purchasers of our homebuilding subsidiaries’ homes live, can have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, housing demand, interest rates and population growth may reduce demand and depress prices for our homebuilding subsidiaries’ homes. This, in turn, can reduce our earnings. A material decline in the value of new residential housing could also result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Any pronounced down cycle in the homebuilding industry, particularly in Nevada, California and Arizona, could cause demand for our homes and land that we own to weaken significantly.
If land is not available at reasonable prices, our sales and earnings could decrease.
     Our operations depend on our homebuilding subsidiaries’ ability to continue to obtain land for the development of our residential communities at reasonable prices. Changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions may hurt our ability to obtain land for new residential communities. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that our homebuilding subsidiaries build and sell could be reduced.
If our home prices continue to increase, our homes could become less affordable to the first-time and first-time move-up homebuyer.
     Home price increases may be caused by market conditions including inflation and increases in the cost of land, construction materials and labor. If our home prices become substantially less affordable to our first-time and first-time move-up homebuyers, we may experience a significant decline in home orders and/or an increase in our Cancellation Rate. In such circumstances, our home sales revenue and operating profits could be negatively impacted.
If the market value of our homes drops significantly, our profits could decrease.
     The market value of our land and housing inventories depends on market conditions. Our homebuilding subsidiaries acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, may experience less than anticipated profits and/or may not be able to recover our costs when our homebuilding subsidiaries build and sell homes. In the face of adverse market conditions, we may have substantial inventory carrying costs or our homebuilding subsidiaries may have to sell land or homes at a loss.
Interest rate increases or changes in federal lending programs could lower demand for our homes and our mortgage lending services.
     Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing. Nearly all of our customers finance the purchase of their homes, and a significant number of these customers arrange their financing through our mortgage lending subsidiary, HomeAmerican. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages. We are unable to predict the extent to which recent or future changes in home mortgage interest rates will affect our operating activities and results of operations.
     In addition, we believe that the availability of FNMA, FHLMC, FHA and VA mortgage financing is an important factor in our marketing strategy. Any changes, limitations or restrictions on the availability of these types of financing could reduce our subsidiaries’ home sales and mortgage lending volume.
Competition in the homebuilding industry could hurt our profits.
     The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We, through our mortgage lending subsidiary, HomeAmerican, also compete with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater resources than we do. Increased competition could affect our ability to raise home prices and maintain lower levels of incentives, which could negatively impact our home sales revenue and operating profits.
Natural disasters could cause an increase in home construction costs, as well as delays, and could result in reduced profits.
     The climates and geology of many of the states in which we operate, including California and Florida, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the homebuilding industry in general, and the operating profits of our business in particular, in such states may be negatively impacted. These, among other natural disasters, can affect an area in which we build, or one nearby, whereby there can be a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and delivery of new homes and/or increase our construction costs.
Our business is subject to numerous environmental and other governmental regulations. These regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.
     Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety regulations and laws (including, but not limited to, those of the Occupational Safety & Health Administration). Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate income housing.
     From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoriums on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other ballot measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new home communities and build and sell homes in the affected markets and may create additional costs and administration requirements, which in turn could negatively impact our future home sales and operating profits. Although future conditions or governmental actions may impact our ability to obtain necessary permits or water and sewer taps, we currently believe that we have, or can obtain, water and sewer taps and building permits for our homebuilding subsidiaries’ land inventory and land held for development.
     Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, naturally occurring radioactive materials, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, our homebuilding subsidiaries generally obtain an environmental site assessment for parcels of land that they acquire. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to a particular site’s location, the site’s environmental conditions and the present and former uses. These environmental laws may result in project delays, cause us to incur substantial compliance and other costs and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.
Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.
     As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is currently limited. This coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could hurt our business.
The interests of certain control persons may be adverse to investors.
     Larry A. Mizel, David D. Mandarich and other of our affiliates own, directly or indirectly, in the aggregate, almost 25% of our outstanding common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect our entire board of directors and control our management, operations and affairs. Circumstances may occur in which the interest of the controlling shareholders could be in conflict with your interests. The large percentage of stock held by these persons could also delay or prevent a change of control.

We depend on certain markets, and reduced demand for homes in these markets could reduce home sales revenue and earnings.
     Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in the California, Nevada and Arizona markets and generate a disproportionate amount of our revenues and profits in these states. Demand for new homes, and in some instances home prices, have declined from time to time in some of our markets. If we experience a slowdown in our operations within one or more of these markets, our earnings and financial position would likely be negatively impacted.
Labor and material shortages could cause delays in the construction of our homes.
     The residential construction industry experiences serious labor and material shortages from time to time, including: work stoppages; labor disputes and shortages in qualified trades people, insulation, drywall, concrete (as recently experienced in several of our markets), steel and lumber; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the markets in which we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could give rise to delays in the start or completion, or increase the cost, of developing one or more of our residential communities. Increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices, could negatively affect our operating results.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
     We experience seasonal variations in our quarterly operating results and capital requirements. Typically, we do not commence significant construction on a home before a sales contract has been signed with a homebuyer. A significant percentage of our sales contracts are made during our first and second fiscal quarters. Accordingly, we generally have more homes under construction, close more homes and have greater revenues and operating income in the third and fourth quarters of our fiscal year. Additionally, our financial position at the end of the third and fourth fiscal quarters is not necessarily representative of our financial position at the end of the first and second fiscal quarters.
We are reliant on a small number of third party purchasers of mortgage loans originated by HomeAmerican which could impact our results of operations.
     Historically, a substantial portion of our originated loans have been sold to one third party purchaser. It is likely that we will continue to depend on its ability and willingness to purchase a significant number of our loans originated. Should this purchaser discontinue or reduce the number of loans it is willing to purchase from us, our ability to timely sell HomeAmerican originated loans could be significantly impacted, which could result in lower revenue and earnings in a given reporting period for our financial services and homebuilding segments.
If our potential homebuyers are not able to obtain suitable financing, our business may decline.
     Our business and earnings depend on interest rates and the ability of our homebuyers to obtain affordable mortgages for the purchase of our homes. Increases in the cost of mortgage financing could prevent homebuyers from purchasing our homes. In addition, if our homebuyers must sell an existing home in order to buy a home from us, increases in mortgage costs could interfere with such a sale and result in our homebuyers’ inability to buy a home from us.
     Additionally, the increased use of adjustable-rate mortgage products, including interest-only mortgages, could affect the ability of existing homeowners to obtain suitable financing for their homes at the end of their adjustable-rate term. This potentially could lead to an increase in home foreclosures, thereby creating additional competition from higher unsold home inventory levels. These risks could negatively impact our home sales revenue and earnings.

Item 1B. Unresolved Staff Comments.
     None
Item 2. Properties.
     Our corporate headquarters is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. We also lease office space at our homebuilding division and financial services locations. We either are satisfied with the suitability and capacity of our locations or are in the process of locating additional space suitable for expanding our operations.
Item 3. Legal Proceedings.
     The Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including moisture intrusion and related mold claims. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See “Forward-Looking Statements” above.
     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“RAH Colorado”), alleging that RAH Colorado violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of RAH Colorado’s development sites. In its complaint, the EPA sought civil penalties against RAH Colorado in the amount of $122,000. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against RAH Colorado for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA has inspected a number of sites under development in Colorado and by RAH Colorado affiliates in Virginia, Maryland, Arizona and California, and claims to have found additional stormwater permit violations. RAH Colorado has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.
     The EPA has issued two Notices of Violation against Richmond American Homes of Arizona, Inc. (“RAH Arizona”) alleging violations of the Clean Air Act. The EPA asserts that RAH Arizona has not controlled dust generated at construction sites in Maricopa County in that it has not operated a water application system or other approved control measures, installed suitable track-out control devices and/or cleaned-up materials tracked-out from project sites. RAH Arizona has substantial defenses to the EPA’s allegations and is exploring methods of resolving these matters with the EPA.
     Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.
Item 4. Submission of Matters to a Vote of Security Holders.
     No meetings of the Company’s stockholders were held during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     At January 31, 2006, MDC had 909 shareowners of record. The shares of MDC common stock are traded on the New York and the Pacific Stock Exchanges. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
High	$87.20	$83.15	$89.63	$80.25
Low	$65.05	$63.96	$72.41	$61.60

2004
High	$55.26	$55.19	$58.15	$67.11
Low	$40.04	$43.13	$46.19	$51.54
     The following table sets forth the cash dividends declared and paid in 2005 and 2004 (dollars in thousands, except per share amounts).

	Date of	Date of	Dividend per	Total Dividends
	Declaration	Payment	Share	Paid
2005
First quarter	January 24, 2005	February 24, 2005	$0.1500	$6,509
Second quarter	April 21, 2005	May 25, 2005	0.1800	7,868
Third quarter	July 25, 2005	August 24, 2005	0.1800	8,006
Fourth quarter	October 24, 2005	November 22, 2005	0.2500	11,149

			$0.7600	$33,532

2004
First quarter	January 26, 2004	February 26, 2004	$0.0874	$3,694
Second quarter	April 27, 2004	May 26, 2004	0.1154	4,892
Third quarter	July 24, 2004	August 25, 2004	0.1154	4,898
Fourth quarter	October 25, 2004	November 23, 2004	0.1154	5,140

			$0.4336	$18,624

     In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our unsecured revolving line of credit agreement, which had a capacity of $1.058 billion at December 31, 2005. Pursuant to the terms of this agreement, dividends may be declared or paid by us if we are in compliance with certain stockholders’ equity and debt coverage tests. At December 31, 2005, we had a permitted dividend capacity of approximately $617 million pursuant to the most restrictive of these covenants.
     On January 23, 2006, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend was paid on February 23, 2006 to shareowners of record on February 9, 2006.
     There were no shares of MDC common stock repurchased during the year ended December 31, 2005. At December 31, 2005, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Item 6. Selected Financial and Other Data.
     The data in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements (in thousands, except per share and unit amounts).
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Revenue	$4,884,160	$4,009,072	$2,920,070	$2,318,524	$2,125,874
Income before income taxes
Homebuilding	902,576	719,197	393,879	295,604	279,267
Financial services
Mortgage lending	22,212	16,579	26,983	24,194	21,116
Insurance	2,518	1,904	1,294	—	—

Total financial services	24,730	18,483	28,277	24,194	21,116

Net corporate expenses (1)	(118,543)	(100,766)	(73,933)	(45,754)	(44,996)

Total	$808,763	$636,914	$348,223	$274,044	$255,387

Net income	$505,723	$391,165	$212,229	$167,305	$155,715
Basic earnings per common share	$11.48	$9.19	$5.11	$3.97	$3.75
Diluted earnings per common share	$10.99	$8.79	$4.90	$3.83	$3.64

Weighted-average shares outstanding
Basic	44,046	42,560	41,521	42,103	41,560
Diluted	46,036	44,498	43,333	43,657	42,836
Dividends declared per share	$0.760	$0.434	$0.283	$0.197	$0.153

(1)	Net corporate expenses represent (a) net realized gains and losses on corporate investments and marketable securities; (b) interest, dividend and other income; and (c) corporate general and administrative expense.

	December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Assets
Cash and cash equivalents (2)	$214,531	$400,959	$170,289	$27,271	$35,500
Housing completed or under construction	$1,266,901	$851,628	$732,744	$578,475	$456,752
Land and land under development	$1,656,198	$1,109,953	$763,569	$656,843	$450,502
Total assets	$3,784,895	$2,790,044	$1,969,800	$1,595,180	$1,190,956

Debt and Lines of Credit
Senior notes	$996,297	$746,310	$497,700	$322,990	$174,503
Notes payable	—	—	2,479	—	—
Homebuilding line of credit	—	—	—	—	—
Financial services line of credit	156,532	135,478	79,240	154,074	99,642

Total debt and lines of credit	$1,152,829	$881,788	$579,419	$477,064	$274,145

Stockholders’ Equity	$1,952,109	$1,418,821	$1,015,920	$800,567	$653,831
Stockholders’ Equity per Outstanding Share	$43.74	$32.80	$24.06	$19.25	$15.64

(2)	Restricted cash in the amounts of $7,191, $3,276, $1,671 and $1,100 at December 31, 2004, 2003, 2002 and 2001, respectively, has been reclassified from cash and cash equivalents to restricted cash to conform to current periods’ presentation.

	Year Ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA
Home sales revenue	$4,802,875	$3,932,013	$2,851,328	$2,260,291	$2,076,807
Homes closed (units)	15,307	13,876	11,211	8,900	8,174
Average selling price per home closed	$313.8	$283.4	$254.3	$254.0	$254.1
Orders for homes, net (units)	15,334	14,248	12,630	9,899	7,701
Homes in Backlog at year-end (units)	6,532	6,505	5,593	4,035	2,882
Estimated Backlog sales value at year-end	$2,440,000	$1,920,000	$1,600,000	$1,120,000	$760,000
Estimated average selling price in Backlog	$373.5	$295.2	$286.1	$277.6	$263.7
Active subdivisions at year-end	292	242	198	178	137
Average active subdivisions	273	222	195	162	138

Cash Flows From
Operating activities (3)	$(424,929)	$(27,779)	$82,322	$(167,000)	$93,166
Investing activities	$(22,889)	$(29,917)	$(6,785)	$(12,441)	$(3,219)
Financing activities	$261,390	$288,366	$67,481	$171,212	$(67,547)

(3)	Cash flows from operating activities have been reclassified for the effect of restricted cash in the amount of $(3,915), $(1,605), $(571) and $(85) for the years ended December 31, 2004, 2003, 2002 and 2001, respectively, to conform to current periods’ presentation.

Seasonality and Variability in Quarterly Results
     We have experienced, and expect to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, homes closed have increased substantially in our third and fourth fiscal quarters, compared with our first and second fiscal quarters. We believe that this seasonality reflects the tendency of homebuyers to shop for a new home in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, we have experienced, and expect to continue to experience, seasonality in our financial services operations because loan originations correspond with the closing of homes in our homebuilding operations. The following table reflects our unaudited summarized quarterly consolidated financial and operational information for the two years ended December 31, 2005 (in thousands, except per share amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2005
Revenue	$1,736,092	$1,167,812	$1,046,340	$933,916
Homebuilding operating profit	$337,791	$214,650	$187,625	$162,510
Financial services operating profit	$11,492	$6,264	$4,127	$2,847
Net income	$197,479	$120,990	$102,623	$84,631
Orders for homes, net (units)	2,405	3,551	4,832	4,546
Homes closed (units)	4,951	3,686	3,512	3,158
Homes in Backlog at period end (units)	6,532	9,078	9,213	7,893
Estimated Backlog sales value at period end	$2,440,000	$3,290,000	$3,140,000	$2,430,000
Earnings Per share
Basic	$4.43	$2.73	$2.35	$1.95
Diluted	$4.29	$2.62	$2.25	$1.86
Weighted-Average Shares Outstanding
Basic	44,605	44,379	43,718	43,458
Diluted	46,068	46,258	45,703	45,564

	Quarter
	Fourth	Third	Second	First
2004
Revenue	$1,343,856	$1,026,129	$875,483	$763,604
Homebuilding operating profit	$260,176	$193,091	$152,485	$113,445
Financial services operating profit	$5,108	$5,573	$3,145	$4,657
Net income	$142,623	$105,073	$82,568	$60,901
Orders for homes, net (units)	2,662	2,925	4,232	4,429
Homes closed (units)	4,323	3,558	3,085	2,910
Homes in Backlog at period end (units)	6,505	8,166	8,259	7,112
Estimated Backlog sales value at period end	$1,920,000	$2,480,000	$2,500,000	$2,080,000
Earnings Per share
Basic	$3.31	$2.47	$1.95	$1.44
Diluted	$3.17	$2.36	$1.87	$1.38
Weighted-Average Shares Outstanding
Basic	43,117	42,493	42,318	42,306
Diluted	44,960	44,442	44,233	44,282

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business.”
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-K, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we recently reported our intention not to contract for the acquisition of additional land in our Texas markets), Utah and Virginia. Our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. In addition, we provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia.
EXECUTIVE SUMMARY
     As a residential homebuilder, we are focused on maximizing risk-adjusted returns. While we will complete some level of development work on lots when the returns justify the risk, generally, we do not develop master-planned communities. Based upon our experience within the homebuilding industry, we focus on what we believe are the largest demand segments within a given market, which generally are the first-time and first-time move-up buyers. As a result, more than 80% of our homebuyers fall into these two categories. Also, we build a limited number of homes for second-time move-up and luxury buyers. Our objective is to achieve a major market share in each of the markets in which we operate. We have selected our markets, among other reasons, for their potential population and employment growth.
     We have operated our business consistent with the objective of investing capital in homebuilding projects that generate solid risk-adjusted returns. This strategy resulted in new Company highs during 2005 for home closings, revenue, average selling prices and net income. Our net income and revenue increased $114.6 million, or 29%, and $875.1 million, or 22%, respectively, during 2005, compared with 2004. Additionally, our home closings increased to 15,307 during 2005, compared with 13,876 homes closed during 2004.
     In the fourth quarter of 2005, we began to experience slower orders for homes, reduced home price increases and higher Cancellation Rates (as defined below) in several markets in which we operate. Speculative buyers have recently begun exiting the new home market, resulting in what we believe to be a primary cause of this increase in cancellations, as well as a lower demand for new homes. As a result, the supply of homes available to be purchased by prospective buyers has increased in certain markets. We believe events which occurred in late 2004 and through 2005, including a number of natural disasters; increases in incentives offered by our competitors; higher interest rates; increases in the cost of living, particularly associated with higher energy costs; and an overall reduction in consumer confidence, may have contributed to a slowing demand for new homes in a number of our markets. Because home sale price increases slowed in several of our markets and existing homes have taken longer to sell, prospective homebuyers appear to have become more selective or hesitant in making home buying decisions. Despite these challenges, we remain cautiously optimistic about the future growth of our business. We continue to focus on our sales strategy and, in certain markets, we have increased incentives as a means of generating homebuyer interest and home orders. A continued slowdown could have a greater negative impact on our Home Gross Margins (as defined below) during 2006. See “Forward-Looking Statements” above.
     During 2005, we continued to focus on quality growth, as evidenced by our 21% increase in active subdivisions at December 31, 2005, compared with 2004. This subdivision growth was most notable in markets such as Arizona, Illinois, California, Nevada and the Delaware Valley. When opening a new subdivision, we try to acquire no more than a two-year supply of lots to avoid overexposure to any single sub-market. We prefer to acquire finished lots using rolling options or in phases for cash. However, we will acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, which include members of our senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. During periods in which we experience extraordinary demand, as well as lower than normal demand, for new homes, our two-year supply of lots may be affected, resulting in us maintaining significantly more or less than a two-year supply of lots. We continue to closely monitor the number of lots we control to confirm that our supply of lots is relatively consistent with our two-year supply objective given the then current market conditions. See “Forward-Looking Statements” above.
     Our financial position continued to strengthen during 2005. Total stockholders’ equity at December 31, 2005 increased to $2.0 billion, compared with $1.4 billion at December 31, 2004. This growth primarily was the result of our 2005 net income, offset by $33.5 million in cash dividends paid during 2005. In July 2005, we completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due in July 2015, the proceeds being used primarily for the purchase of homebuilding inventories. Additionally, in December 2005, we updated our effective shelf registration by raising its capacity back to $1.0 billion, with $500 million earmarked for our medium-term senior note program.
     Consistent with our commitment to allocate capital to opportunities that are expected to create long-term value for our shareowners, we do not anticipate allocating additional capital and resources to our Texas markets. We will continue to build on or sell the lots we control in Texas. However, we currently have no plans to enter into new contracts for the acquisition of additional land in our Texas markets. See “Forward-Looking Statements” above.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
     The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” above.
     Listed below are those estimates and policies that we believe are critical and require the use of complex judgment in their application. Our critical accounting estimates and policies are as follows and should be read in conjunction with the Notes to our Consolidated Financial Statements.
     Homebuilding Inventory Valuation. Homebuilding inventories, which include housing completed or under construction and land and land under development, are carried at cost unless events and circumstances indicate that the carrying value of the underlying projects may not be recoverable. In making this determination, we review, among other things, actual and trending Gross Profit, which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing, for homes closed, forecasted Gross Profit for homes in Backlog (as defined below) and known or current expectations that the carrying value may not be recoverable. In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), if the carrying value of long-lived assets are determined to not be recoverable, the assets are reviewed for impairment by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its estimated fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated on a project basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, actual results could differ from those estimates. We continue to evaluate the carrying value of our inventory and, based on historical results, we believe that the existing estimation process is accurate and do not anticipate any material change in the process. We recorded no homebuilding asset impairment charges in 2005, 2004 or 2003.
     Estimates to Complete Land Development and Home Construction. Upon closing a home, we record an estimated accrual associated with certain construction and land development costs incurred but not yet paid at the time of a home closing (“Estimates-to-Complete”). Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis, in aggregate for each of our markets, as well as on a consolidated basis. At December 31, 2005 and 2004, we had Estimates-to-Complete accruals of $75.0 million and $54.7 million, respectively. Actual results could differ from such estimates.
     Warranty Costs. Our homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.
     Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against the Estimates-to-Complete reserve. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness on an aggregate basis for the entire Company. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to home cost of sales should be recorded.
     Generally warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the aggregate reserve and the per unit reserve amount originally included in cost of sales, as well as the timing of any reversals of the original reserve. We continue to evaluate the adequacy of the warranty reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to change materially in the future. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. Warranty reserves were $82.2 million and $64.4 million at December 31, 2005 and 2004, respectively. A positive or negative change of 10% in the per-house reserve rate would have resulted in approximately a $6 million increase or decrease in the warranty expense during 2005.
     Revenue Recognition. We recognize revenue from home closings in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when the home closing has occurred, title has passed, adequate initial and continuing investment from the homebuyer is received, possession and other attributes of ownership have been transferred to the buyer and we are not obligated to perform significant additional activities after closing and delivery. We evaluate the initial investment provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and all other loans, in accordance with SFAS 66. Revenue from homes that close with the buyer providing a sufficient initial and continuing investment, assuming all other revenue recognition criteria have been met, is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, we utilize the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Gross Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan to a third party purchaser. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a homebuyer loan has occurred when the following criteria have been met; (1) the payment from the third party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the loan. Factors that we consider in assessing whether a sale of a loan has occurred in accordance with SFAS 140 include, among other things, (1) the amount of recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the loan; and (3) the amount of control HomeAmerican retains, or is perceived to retain, over the administration of the assets post closing.

     Income with respect to loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred and amortized over the life of the loan. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third party purchaser in accordance with the provisions of SFAS 140. Based upon the current terms of our contracts, exchange of consideration is deemed effective when we receive the proceeds from the third party purchaser and when the collateral data records are delivered, either electronically or manually to the third party purchaser.
     Land Options. In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. We account for these transactions in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46”). Our obligation with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit. Under FIN 46, certain of these contracts create a variable interest, with the land seller being the variable interest entity (“VIE”) and, as such, may require us to consolidate the assets and liabilities of the VIE. We have evaluated all lot option purchase contracts outstanding at December 31, 2005 pursuant to FIN 46, and considered (1) what investments were at risk; (2) contractual obligations to perform; (3) expected changes in market prices of land over a given period; and (4) annual risk free interest rates. Based on this evaluation, we have determined that our interests in these VIEs do not result in significant variable interests or require us to consolidate the VIEs. Due to significant assumptions used in our evaluation process, it is at least reasonably possible that our evaluation of lot option contracts in the future could result in MDC being identified as the primary beneficiary which could result in our consolidation of a VIE.
     Since we own no equity interest in any of the unaffiliated VIEs that we must evaluate pursuant to FIN 46, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair value of the assets of the evaluated VIEs have been assumed to be the remaining contractual purchase price of the land or lots we are purchasing.
     We periodically enter into lot option arrangements with third parties that will purchase or have purchased property at our direction which we may later acquire. We evaluate these transactions in accordance with FIN 46 as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”) to determine if we should record an asset and liability at the time we enter into the lot option contract. Factors considered include (1) amount of deposit at risk; (2) loss of anticipated future operating income associated with selling homes; (3) unreimbursed commitments to incur costs associated with lots; and (4) the uniqueness or location of the lots. Based upon this evaluation of lot option purchase contracts outstanding at December 31, 2005, we have determined that no asset or liability was required to be recorded prior to the date of purchase.
     At December 31, 2005, we had approximately $1.2 billion in land available to be purchased under lot option purchase contracts which have been evaluated in accordance with FIN 46 and SFAS 49.

RESULTS OF OPERATIONS
Consolidated Results.
     The following discussion for both consolidated results of operations and segment results refers to the year ended December 31, 2005, compared with the same period in 2004, and the year ended December 31, 2004, compared with the same period in 2003. The table below summarizes our consolidated results of operations (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Revenue	$4,884,160	$4,009,072	$2,920,070
Income Before Income Taxes	$808,763	$636,914	$348,223
Net Income	$505,723	$391,165	$212,229
Earnings Per Share:
Basic	$11.48	$9.19	$5.11
Diluted	$10.99	$8.79	$4.90
     2005 Compared With 2004. Revenues in 2005 increased by 22% from 2004 levels, primarily due to a 10% rise in homes closed and a $30,400 increase in the average selling price of homes closed in 2005.
     Income before income taxes rose $171.8 million in 2005. This growth primarily resulted from increases of $183.4 million and $6.2 million in homebuilding and financial services segment operating profits, respectively, partially offset by an increase in net corporate expenses of $17.8 million. Homebuilding operating profits increased primarily due to the higher number of homes closed and an increase of $30,400 in our average selling prices, as well as a 70 basis point increase in Home Gross Margins (as defined below). The increase in financial service segment operating profits primarily resulted from a $7.7 million increase in loan origination fees. Net corporate expenses increased $17.8 million primarily due to an increase in compensation-related costs associated with our expanding homebuilding operations.
     2004 Compared With 2003. The 37% growth in revenues primarily resulted from a 24% increase in the number of homes closed to 13,876, as well as an increase of $29,100 in our average home selling price.
     Income before income taxes increased $288.7 million in 2004. The increase primarily was due to a $325.3 million increase in homebuilding segment operating profit, partially offset by a $9.8 million decrease in financial services segment operating profit and a $26.8 million increase in net corporate expenses. The homebuilding segment profit increase principally was the result of the increases in home closings and average selling prices described above and a 360 basis point increase in Home Gross Margins. The financial services segment profit decrease primarily was due to a $6.0 million decrease in gains on sales of mortgage loans and a $6.2 million increase in general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity.

Homebuilding Activities – 2005 Compared With 2004 (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Home Sales Revenue	$4,802,875	$3,932,013	$870,862	22%
Operating Profit	$902,576	$719,197	$183,379	25%
Average Selling Price Per Home Closed	$313.8	$283.4	$30.4	11%
Home Gross Margins	28.4%	27.7%	0.7%	3%
Cancellation Rate	23.7%	25.3%	-1.6%	-6%
Orders For Homes, net (Units)
Arizona	3,627	4,066	(439)	-11%
California	2,060	2,034	26	1%
Colorado	2,075	2,276	(201)	-9%
Delaware Valley	191	23	168	N/A
Florida	1,044	446	598	134%
Illinois	148	20	128	N/A
Maryland	423	341	82	24%
Nevada	3,293	2,596	697	27%
Texas	781	807	(26)	-3%
Utah	953	753	200	27%
Virginia	739	886	(147)	-17%

Total	15,334	14,248	1,086	8%

Homes Closed (Units)
Arizona	3,671	3,256	415	13%
California	2,102	2,346	(244)	-10%
Colorado	2,190	2,318	(128)	-6%
Delaware Valley	33	—	33	N/A
Florida	1,083	452	631	140%
Illinois	86	2	84	N/A
Maryland	397	385	12	3%
Nevada	3,016	2,736	280	10%
Texas	799	694	105	15%
Utah	904	615	289	47%
Virginia	1,026	1,072	(46)	-4%

Total	15,307	13,876	1,431	10%

Backlog (Units)
Arizona	2,099	2,143	(44)	-2%
California	765	807	(42)	-5%
Colorado	577	692	(115)	-17%
Delaware Valley	181	23	158	N/A
Florida	599	638	(39)	-6%
Illinois	80	18	62	N/A
Maryland	251	225	26	12%
Nevada	1,023	746	277	37%
Texas	238	256	(18)	-7%
Utah	338	289	49	17%
Virginia	381	668	(287)	-43%

Total	6,532	6,505	27	0%

Backlog Estimated Sales Value	$2,440,000	$1,920,000	$520,000	27%

Estimated Average Selling Price of Homes in Backlog	$373.5	$295.2	$78.3	27%

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Active Subdivisions
Arizona	54	32	22	69%
California	34	22	12	55%
Colorado	57	53	4	8%
Delaware Valley	7	2	5	N/A
Florida	19	18	1	6%
Illinois	8	1	7	N/A
Maryland	11	11	—	0%
Nevada	43	31	12	39%
Texas	21	24	(3)	-13%
Utah	18	22	(4)	-18%
Virginia	20	26	(6)	-23%

Total	292	242	50	21%

     Home Sales Revenue. Home sales revenue in 2005 increased 22% over 2004 primarily as a result of an 11% increase in average selling price and a 10% increase in the number of homes closed, as discussed below.
     Homes Closed. Home closings were 10% higher during the year ended December 31, 2005, compared with 2004. Our Arizona, Florida and Utah operations closed 5,658 homes during 2005, compared with 4,323 homes closed during 2004, a 31% increase. This aggregate increase resulted partially from higher year-over-year Backlog (as defined below) at the beginning of the 2005 period, compared with the start of the prior year, resulting from the strong demand for new homes in these markets. In addition, home closings in Florida were higher in 2005, primarily as a result of our September 2004 acquisition of certain assets of Watson Home Builders, Inc. Home closings increased in Nevada by 10% in 2005, aided by a 23% increase in the average number of active subdivisions during 2005, compared with 2004. These increases partially were offset by fewer homes closed in California, Colorado and Virginia, primarily due to lower Backlog at the beginning of 2005, compared with the beginning of 2004, and lower home orders received in each of these markets during the first six months of 2005, compared with the same period in 2004.
     Average Selling Price Per Home Closed. The average selling price per home closed increased $30,400 to $313,800 in 2005 from $283,400 in 2004. This increase primarily was attributable to higher average selling prices in most of our markets, particularly in Virginia, Maryland, Nevada and California, where the average selling prices increased in excess of $50,000 per home. Additionally, approximately 25% of our homes closed during 2005 and 2004 were in Arizona, where we experienced a $30,400 increase in average selling price in 2005. These increases partially were offset by closing a higher percentage of homes in our Florida market, whose average selling prices were below the Company average. Although the substantial rate of home price increases experienced in Nevada and Arizona over the past two years have moderated to more normalized levels, we believe these markets provide a favorable environment for continued strength in the demand for new homes. Therefore, we have allocated significant capital for growth in these markets in 2006. See “Forward-Looking Statements” above.

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Average Selling Price Per Home Closed (in thousands)
Arizona	$227.2	$192.7	$33.9	18%
California	512.6	459.5	52.3	11%
Colorado	286.3	265.3	21.0	8%
Delaware Valley	369.6	—	369.6	N/A
Florida	219.9	180.6	39.2	22%
Illinois	389.4	496.9	(107.5)	-22%
Maryland	482.8	419.6	62.4	15%
Nevada	305.8	247.2	58.1	24%
Texas	160.6	157.7	2.9	2%
Utah	226.4	184.7	41.5	22%
Virginia	527.1	436.8	89.0	20%
Total	$313.8	$283.4	$30.4	11%
     Home Gross Margins. We define “Home Gross Margins” to mean home sales revenues less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins increased 70 basis points to 28.4% in 2005 from 27.7% in 2004. We experienced particularly strong year-over-year improvements in Home Gross Margins in Virginia, Maryland and Arizona, primarily as a result of increases in the average selling prices during 2005, compared with 2004, in each of these markets. In addition, we were able to moderate the impact of labor and material cost increases through national purchasing programs, limiting the impact on Home Gross Margins across the Company. These increases partially were offset by decreases in Home Gross Margins in our Nevada market, primarily resulting from increases in the cost of land and construction materials used in building new homes. Despite year-over-year improvements in Home Gross Margins in Utah and Florida, the 70 basis point improvement in Home Gross Margin partially was offset by the impact of closing a greater number of homes in these markets, where Home Gross Margins were lower than the Company average. Additionally, Home Gross Margins were lower in Colorado, primarily due to a more competitive environment for new homes in this market.
     Future Home Gross Margins may be impacted by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in our markets, particularly Nevada, California and Arizona; and (6) other general risk factors. See “Forward-Looking Statements” above.
     Orders for Homes. Orders for homes, net of cancellations, increased 8% in 2005 from 2004, with growth in our Nevada and Florida markets providing the most significant increases. The 27% increase in Nevada primarily was due to a 23% increase in average active subdivisions from 2004, as well as continued strong demand for new homes. The increase in Florida primarily resulted from an increase in active subdivisions due to the purchase of certain homebuilding assets from Watson Home Builders, Inc. in September 2004. We received 339 net home orders during 2005 from our newer markets in Delaware Valley and Illinois, compared with 43 during 2004, primarily due to an increase in the number of active subdivisions during 2005 resulting from our on-going efforts to grow in these markets. In addition, we received an increase of 200 net home orders in Utah, despite an 18% temporary decline in active subdivisions, due to the continued strong demand for new homes in this market. These increases partially were offset by lower net home orders in our Arizona, Colorado and Virginia markets. In Arizona, the decline reflected a sharp reduction in the number of net home orders per active subdivision from the unsustainably high levels experienced in this market during 2004, to a level more consistent with previous years. The decline in Colorado resulted from a more competitive environment for new homes in this market. We received fewer net home orders in Virginia in 2005, primarily due to a decline in the number of active subdivisions, as well as an increase in our 2005 fourth quarter cancellations from the same period in 2004. See “Forward-Looking Statements” above.

     Backlog. We define “Backlog” as homes under contract but not yet delivered. At December 31, 2005 and 2004, we had 6,532 homes and 6,505 homes in our Backlog. Because our Backlog equals total home orders less home order cancellations and homes closed, refer to the aforementioned discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. Although homes in Backlog remained relatively flat at the end of 2005, compared with 2004, increases in the average selling prices for homes in Backlog resulted in the estimated Backlog sales value increasing by 27% to $2.44 billion at December 31, 2005 from $1.92 billion at December 31, 2004. These increases, which were led by our Nevada, Arizona, Florida and Delaware Valley markets, primarily resulted from increases in the average price of our homes in Backlog. These increases partially were offset by lower Backlog sales values in Virginia and Colorado.
     We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 23.7% and 25.3% for the years ended December 31, 2005 and 2004, respectively. Assuming our historical Cancellation Rates are indicative of future Cancellation Rates and assuming no significant long-standing change in market conditions and mortgage interest rates, we anticipate that approximately 70% to 80% of our December 31, 2005 Backlog will close under existing sales contracts during 2006. The remaining 20% to 30% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” above.
     Marketing and Commissions. Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $106.0 million and $92.6 million in 2005 and 2004, respectively. The $13.4 million rise in 2005 primarily was due to increases of (1) $5.3 million in amortization of deferred marketing costs resulting from our higher home closings; (2) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets; and (3) $2.7 million in product advertising in connection with our increased number of active subdivisions. Commission expenses (which include direct incremental commissions paid for closed homes) increased by 23% to $130.3 million in 2005 from $106.0 million in 2004. This increase in 2005 was attributable to the 22% rise in home sales revenues resulting from higher average selling prices and homes closed.
     General and Administrative. General and administrative expenses totaled $239.0 million and $181.6 million for the years ended December 31, 2005 and 2004, respectively. The increase of $57.4 million primarily resulted from an increase of approximately $30.6 million in compensation and other employee benefit-related costs associated with the expanded operations in many of our markets, most notably California, Nevada, Arizona, Florida and Virginia. Supervisory expenses (see Note 3 to our Consolidated Financial Statements) increased approximately $13.1 million and other general and administrative expenses increased approximately $8.0 million primarily due to our continued growth in the homebuilding segment. Also impacting the increase in general and administrative expense was a $5.4 million increase in building rent and office-related expenses.

Homebuilding Activities — 2004 Compared With 2003 (dollars in thousands).

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Home Sales Revenue	$3,932,013	$2,851,328	$1,080,685	38%
Operating Profit	$719,197	$393,879	$325,318	83%
Average Selling Price Per Home Closed	$283.4	$254.3	$29.1	11%
Home Gross Margins	27.7%	24.1%	3.6%	15%
Cancellation Rate	25.3%	25.1%	0.2%	1%
Orders For Homes, net (Units)
Arizona	4,066	3,229	837	26%
California	2,034	2,116	(82)	-4%
Colorado	2,276	2,433	(157)	-6%
Delaware Valley	23	—	23	N/A
Florida	446	58	388	N/A
Illinois	20	—	20	N/A
Maryland	341	372	(31)	-8%
Nevada	2,596	2,595	1	0%
Texas	807	289	518	179%
Utah	753	378	375	99%
Virginia	886	1,160	(274)	-24%

Total	14,248	12,630	1,618	13%

Homes Closed (Units)
Arizona	3,256	2,972	284	10%
California	2,346	1,919	427	22%
Colorado	2,318	2,656	(338)	-13%
Florida	452	93	359	386%
Illinois	2	—	2	N/A
Maryland	385	291	94	32%
Nevada	2,736	2,059	677	33%
Texas	694	162	532	328%
Utah	615	277	338	122%
Virginia	1,072	782	290	37%

Total	13,876	11,211	2,665	24%

Backlog (Units)
Arizona	2,143	1,333	810	61%
California	807	1,119	(312)	-28%
Colorado	692	734	(42)	-6%
Delaware Valley	23	—	23	N/A
Florida	638	104	534	N/A
Illinois	18	—	18	N/A
Maryland	225	269	(44)	-16%
Nevada	746	886	(140)	-16%
Texas	256	143	113	79%
Utah	289	151	138	91%
Virginia	668	854	(186)	-22%

Total	6,505	5,593	912	16%

Backlog Estimated Sales Value	$1,920,000	$1,600,000	$320,000	20%

Estimated Average Selling Price of Homes in Backlog	$295.2	$286.1	$9.1	3%

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Active Subdivisions
Arizona	32	38	(6)	-16%
California	22	26	(4)	-15%
Colorado	53	49	4	8%
Delaware Valley	2	—	2	N/A
Florida	18	9	9	100%
Illinois	1	—	1	N/A
Maryland	11	9	2	22%
Nevada	31	17	14	82%
Texas	24	11	13	118%
Utah	22	11	11	100%
Virginia	26	28	(2)	-7%

Total	242	198	44	22%

          Home Sales Revenue and Homes Closed. Home sales revenue in 2004 increased 38% over 2003. The improvement resulted from a 24% increase in home closings, as well as an increase of $29,100 in our average home selling price.
          Our home closings were higher in 2004, compared with 2003, in all of our markets except Colorado. Home closings particularly were strong in Nevada, Arizona, California and Virginia, primarily due to the strong demand for new homes in these markets which resulted in a higher Backlog of homes to begin the year, compared with the start of the prior year. In addition, our markets in Utah, Texas, Florida and Illinois contributed an increase of 1,231 home closings in 2004. We closed fewer homes in 2004, compared with 2003, in Colorado, primarily due to lower home orders resulting from fewer average active subdivisions in this market.
          Average Selling Price Per Home Closed. The average selling price per home closed increased by $29,100 to $283,400 in 2004, compared with $254,300 in 2003. The increase is partially attributable to closing a greater number of homes in California and Virginia, where average home selling prices were significantly above the Company average. We also closed significantly more homes in Nevada, where our average selling price increased $60,900, or 33%, over 2003. These increases partially were offset by the impact of higher home closings in Arizona, Utah, Texas and Florida, where average selling prices were more than $90,000 lower than the Company average. The following table displays our average selling price per home closed by market for the years indicated below (in thousands).

	Year Ended December 31,
	2004	2003
Average Selling Price Per Home Closed (in thousands)
Arizona	$192.7	$184.3
California	459.5	390.0
Colorado	265.3	254.2
Florida	180.6	168.3
Illinois	419.6	388.2
Maryland	247.2	186.3
Nevada	157.7	161.4
Texas	184.7	174.5
Utah	436.8	375.1
Virginia	496.9	N/A
Total	$283.4	$254.3
          Home Gross Margins. Home Gross Margins were 27.7% for the year ended December 31, 2004, compared with 24.1% in 2003. The increase in our Home Gross Margins primarily was due to strong demand during 2004 for homes and increased selling prices in many of our markets, particularly in Nevada, California and Virginia. In addition, we closed 33% more homes in Nevada, where we realized significantly higher Home Gross Margins than the Company average. These Home Gross Margin increases partially were offset by the impact of a greater number of homes closed in Florida, Utah and Texas in 2004, where Home Gross Margins were lower than the Company average.
          Orders for Homes and Backlog. Home orders during 2004 particularly were strong in Arizona, despite having fewer actively selling communities than 2003, aided by the continued strong demand for new homes in this market. Also, we received a combined increase of 1,324 home orders in 2004 from our markets in Utah, Texas, Florida, Illinois and Delaware Valley. Colorado home orders were lower for 2004, compared with 2003, primarily resulting from a reduction in the number of our active Colorado subdivisions. In addition, we intentionally slowed the pace of new home orders during 2004 in Virginia to allow construction activities to catch-up with our December 31, 2003 Backlog of homes sold but not yet started in this market.
          The 13% increase in orders for 2004, compared with 2003, was impacted by the extraordinary levels of demand experienced in Nevada and California during the first half of 2004. During the second half of 2004, we saw our overall level of net home orders decline to a level comparable to the same period in 2003. This decline was driven by Nevada and California, primarily due to a reduction in the number of net home orders per active community. Higher home order cancellations during the second half of 2004, compared with the same period in 2003, in both of these markets also contributed to the reduced number of net home orders. In addition, the net home orders received in California during the 2004 fourth quarter were impacted by a temporary reduction in the number of active communities, due in part to a higher than anticipated sales pace resulting from the exceptional demand for new homes in the state through the first half of 2004. Notwithstanding these changes in California and Nevada, we generally maintained the significant price increases realized in these markets earlier in the year.
          Backlog at December 31, 2004 increased 16% to 6,505 homes with an estimated sales value of $1.92 billion, compared with the Backlog of 5,593 homes with an estimated sales value of $1.60 billion at December 31, 2003.
          Marketing and Commissions. Marketing expenses totaled $92.6 million in 2004, compared with $80.6 million in 2003. The increase in 2004 primarily was due to increases of (1) $7.7 million in product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2004; and (2) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets. Commission expenses totaled $106.0 million and $81.5 million in 2004 and 2003, respectively. The increase in 2004 resulted primarily from our increased home sales revenues.
          General and Administrative. General and administrative expenses totaled $181.6 million in 2004, compared with $138.5 million in 2003. The increase in 2004 primarily was due to increased compensation and other employee benefit costs associated with the expanded operations in many of our markets, most notably California, Colorado, Nevada and Virginia, and in our markets in Utah, Texas, Florida, Delaware Valley and Illinois.
     Title Operations.
          American Home Title provides title agency services to our homebuyers in Virginia, Maryland, Colorado, Florida, Texas, Delaware, Illinois and West Virginia. We are evaluating opportunities to provide title agency services in other markets. Income before income taxes from title operations totaled $4.9 million, $5.0 million and $3.1 million, respectively, in 2005, 2004 and 2003.

Financial Services Activities — 2005 Compared With 2004.
          The table below sets forth selected financial data relating to our financial service segment operations (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Mortgage loan origination fees	$32,476	$24,728	$7,748	31%
Gains on sales of mortgage servicing, net	$4,221	$2,093	$2,128	102%
Gains on sales of mortgage loans, net	$18,699	$22,657	$(3,958)	-17%
Operating profit	$24,730	$18,483	$6,247	34%
Principal amount of mortgage loans originated	$1,949,863	$1,652,206	$297,657	18%
Principal amount of mortgage loans brokered	$964,977	$749,440	$215,537	29%
Capture Rate	49%	53%	-4%
Including brokered loans	72%	74%	-2%

Mortgage product (% of mortgage loans originated)
Fixed rate	53%	60%	-7%
Adjustable rate — interest only	37%	24%	13%
Adjustable rate — other	10%	16%	-6%
          The increase in operating profit in 2005 primarily was due to an increase in mortgage loan origination fees and gains on sales of mortgage servicing, offset in part by lower gains on sales of mortgage loans. The increase in loan origination fees primarily was attributable to the increased level of homes closed by the homebuilding segment during 2005. Additionally, the average balance for loans originated by HomeAmerican was 13% higher in 2005, compared with 2004, resulting primarily from our increase in the average selling price of homes closed. The higher gains on sales of mortgage servicing resulted in part from the increased level of mortgage loans originated, primarily due to a greater number of homes closed, as well as new loan sale programs adopted by the Company during the fourth quarter of 2005. These programs enabled HomeAmerican to sell a substantial number of loans to third-party purchasers in less than five days from origination, compared with the historical pattern of selling loans to third-party purchasers within 45 days of origination.
          Gain on sales of mortgage loans decreased from 2004 as a result of the Company experiencing a more competitive mortgage pricing environment. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans, which was offset partially by brokering a lower percentage of total loans processed to third party mortgage companies by virtue of HomeAmerican’s expansion of available product offerings.
          The principal amount of originated mortgage loans increased 18% in 2005, compared with 2004. This increase primarily was due to the increased level of homes closed and increases in the average balance for loans originated by HomeAmerican, partially offset by a decline in our Capture Rate. The number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total Company home closings is defined as our Capture Rate. Brokered loans, for which HomeAmerican receives a fee, have been excluded from the computation of the Capture Rate. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in 2005.
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

          Insurance Agency/Operations. American Home Insurance provides third party homeowners, auto and other types of casualty insurance to the Company’s homebuyers. The results of these insurance operations were not material for any of the periods presented.
Financial Services Activities — 2004 Compared With 2003.
The table below sets forth selected financial data relating to our financial services segment operations (dollars in thousands).

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Mortgage loan origination fees	$24,728	$22,245	$2,483	11%
Principal amount of mortgage loans originated	$2,093	$1,972	$121	6%
Principal amount of mortgage loans brokered	$22,657	$28,622	$(5,965)	-21%
Operating Profit	$18,483	$28,277	$(9,794)	-35%
Principal amount of mortgage loans originated	$1,652,206	$1,478,334	$173,872	12%
Principal amount of mortgage loans brokered	$749,440	$418,999	$330,441	79%
Capture Rate	53%	63%	-10%
Including brokered loans	74%	79%	-5%

Mortgage product (% of mortgage loans originated)
Fixed rate	60%	83%	-23%
Adjustable rate	40%	17%	23%
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
          The principal amount of originated and brokered loans increased 12% and 79%, respectively, in 2004 compared with 2003. These improvements primarily were due to the increases in homes closed by the homebuilding segment. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in 2004. The declines in the Capture Rate primarily resulted from HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from the significant decline in refinancing activity in the marketplace relative to the 2003 year.
Other Operating Results.
          Interest Expense. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All corporate and homebuilding interest incurred in 2005, 2004 and 2003 was capitalized. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 3 to our Consolidated Financial Statements. Corporate and homebuilding interest incurred increased to $51.9 million in 2005, compared with $32.9 million and $26.8 million in 2004 and 2003, respectively. The increase in 2005 compared with 2004 primarily was due to an increase in the average debt balance. The increase in 2004 compared with 2003 primarily was due to an increase in the average debt balance, which was used to fund our long-term growth. For a reconciliation of interest incurred, capitalized and expensed, see Note 10 to our Consolidated Financial Statements.
          Corporate General and Administrative Expenses. Corporate general and administrative expenses totaled $111.6 million for 2005, compared with $94.8 million and $60.9 million in 2004 and 2003, respectively. The 2005 general and administrative expenses were impacted by increases in compensation-related costs of approximately $18.2 million primarily resulting from our higher profitability. The increase in 2004 primarily was due to greater compensation-related costs principally resulting from our higher profitability and growth in certain corporate departments.

     Related Party Expenses. Related party expenses were $8.4 million, $6.8 million and $4.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, and primarily relate to payments we made to the MDC/Richmond American Homes Foundation (the “Foundation”), formerly known as the M.D.C. Holdings, Inc. Charitable Foundation. We contributed $8.1 million, $6.3 million and $4.0 million in the form of MDC common stock in 2005, 2004 and 2003, respectively, to the Foundation.
     The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code. Certain directors and officers of the Company are the trustees and officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of the five member board of trustees and, accordingly, none of the trustees should be deemed to beneficially own such shares.
     Expenses Related to Debt Redemption. In May 2003, we redeemed $175.0 million principal amount of our 8 3/8% senior notes due February 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182.3 million, plus accrued and unpaid interest through the date of redemption. Expenses for 2003 related to this debt redemption of $9.3 million include the above redemption premium of $7.3 million and the related unamortized discount and debt issuance costs of $2.0 million.
     Income Taxes. Our overall effective income tax rate was 37.5%, 38.6% and 39.1% in 2005, 2004 and 2003, respectively. The decrease in our effective tax rate during 2005, compared with 2004, primarily was due to the impact of the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate. These reduced effective income tax rates resulted in benefits of approximately $8.9 million during 2005.
LIQUIDITY AND CAPITAL RESOURCES
     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Generally, liquidity and capital resources are generated internally from operations and from external sources, including our lines of credit and senior notes. Additionally, we have an effective shelf registration statement, which initially allowed us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million having been earmarked initially for our medium-term senior notes program. In December 2004, we issued $250 million principal amount of 5 3/8% medium-term senior notes due 2014, and in July 2005, we issued another $250 million principal amount of 5 3/8% medium-term senior notes due 2015. These issuances reduced the total capacity under our shelf registration statement to $500 million and extinguished our initial capacity for our medium-term senior notes program. In July 2005, we designated $250 million of our shelf registration statement’s remaining $500 million capacity for our medium-term senior notes program. In December 2005, we updated our effective shelf registration, increasing our shelf capacity back to $1.0 billion and, in January 2006, earmarked $500 million for issuances under our medium-term senior notes program.
Capital Resources.
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business.” See “Forward-Looking Statements” above.

Lines of Credit and Notes Payable.
     Homebuilding — Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, we modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. The facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. At December 31, 2005 there were no borrowings and $68.3 million in letters of credit had been issued under the Homebuilding Line. We could have borrowed funds at interest rates ranging from 2.38% to 7.25%.
     Mortgage Lending — Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended. In December 2005, the Mortgage Line borrowing limit was increased temporarily to $400 million. This temporary increase terminated on February 1, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral as defined. At December 31, 2005, $156.5 million was borrowed and an additional $41.1 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2005 and 2004, the interest rates on the Mortgage Line were 5.4% and 3.4%, respectively.
     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed as Exhibits in Part IV of this Annual Report on Form 10-K.
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
     Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
     At December 31, 2005, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $1.3 billion.
MDC Common Stock Repurchase Program.
     In October 2005, our board of directors increased the number of shares of MDC’s common stock remaining to be repurchased under the Company’s stock repurchase program to 4,000,000 shares. No shares were repurchased during the year ended December 31, 2005. At December 31, 2005 and 2004, we held approximately 12,000 and 31,000 shares of treasury stock with average purchase prices of $42.50 and $43.97 per share, respectively.

Consolidated Cash Flow.
     Year Ended December 31, 2005 — We used cash of $424.9 million in our operating activities for the year ended December 31, 2005. The cash used in operations primarily was the result of the $961.5 million increase in our housing completed or under construction and land and land under development. We continued to expand our homebuilding operations in most of our existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets. As a result of our expansion efforts, we increased our carrying value of land and land under development position by 49% from $1.11 billion at December 31, 2004 to $1.66 billion at December 31, 2005. The increases in our land positions were most notable in our Arizona, Nevada, California and Florida markets, where we continued to allocate additional resources for growth. In addition, we increased our average number of active subdivisions by 23%, which contributed to the 49% increase in the value of housing completed or under construction. Additionally, our home sales and other accounts receivable increased $103.3 million during 2005. This primarily was due to a significant number of homes being closed in the last week of 2005, compared with the volume of homes closed in the same period of 2004. Partially offsetting the aforementioned cash used from operations, were proceeds from net income and increased accounts payable and accrued liabilities of $505.7 million and $220.2 million, respectively.
     Financing activities provided cash of $261.4 million during the year ended December 31, 2005, primarily from net proceeds of $247.6 million from our issuance of medium-term senior notes in July 2005, cash proceeds of $26.3 million from the exercise of stock options, and $21.1 million in net borrowings on our lines of credit, partially offset by dividends paid of $33.5 million. The proceeds received upon the issuance of the medium-term senior notes in July were used primarily for the purchase of homebuilding inventories as noted above. Our $33.5 million of dividend payments increased from the $18.6 million in 2004 because of the increase in the dividends paid per share of $0.43 in 2004 to $0.76 in 2005.
     We used $22.9 million in investing activities during 2005. These cash outlays resulted from the continued expansion of our homebuilding operations and primarily related to purchases of information technology equipment, office furniture and leasehold improvements associated primarily with the expansion of our Design Centers.
     Year Ended December 31, 2004 — The 2004 operating cash use primarily was the result of a $38.9 million increase in our mortgage loans held in inventory and a $527.1 million increase in our homebuilding inventories and other assets in conjunction with our expanded homebuilding operations, partially offset by income before deferred taxes, depreciation and amortization of $424.2 million and an increase in accounts payable and other accrued expenses of $135.1 million. We continued to expand our homebuilding operations in new markets to complement our expansion in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.
     Financing activities generated cash of $288.4 million in 2004, primarily due to the issuance of $250 million principal amount of 5 3/8% Senior Notes and the net advancement on our lines of credit of $56.2 million. Additionally, we repurchased 155,000 shares of MDC common stock for $6.8 million, paid dividends of $18.6 million and received $11.0 million in proceeds from the exercise of stock options.
     We used $29.9 million in investing activities during 2004. These cash outlays primarily related to purchases of property and equipment, including a corporate aircraft, computer equipment and office furniture.
     Year Ended December 31, 2003 — During 2003, we generated cash of $82.3 million from our operating activities. The 2003 operating cash flow primarily was generated by income before deferred taxes, depreciation and amortization and debt redemption expenses of $251.1 million, an increase in accounts payable and other accrued expenses of $77.6 million and a decrease in mortgage loans held in inventory of $67.9 million. These cash inflows partially were offset by increases in homebuilding inventories and other assets of $310.3 million in conjunction with our expanded homebuilding operations.
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

Off-Balance Sheet Arrangements.
     In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2005, we had non-refundable deposits of $48.2 million in the form of cash and $23.1 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At December 31, 2005, we had approximately $1.2 billion in land available to be purchased under lot option purchase contracts. Refer to Critical Accounting Estimates and Policies for additional information with respect to accounting for lot option purchase contracts which have been evaluated in accordance with FIN 46 and SFAS 49.
     At December 31, 2005, we had outstanding performance bonds (“Bonds”) and letters of credit totaling approximately $392.4 million and $96.0 million, respectively, including $24.6 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.
     We have made no material guarantees with respect to third-party obligations.
Contractual Obligations.
     Our contractual obligations at December 31, 2005 are as follows (in thousands).

	Payments due by Period
		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$996,297	$—	$—	$—	$996,297
Interest on long-term debt	478,464	56,401	113,250	113,250	195,563
Operating leases	45,863	8,133	14,675	8,769	14,286
Purchase obligations (1)	272,147	272,147	—	—	—
Retirement plans (2)	5,181	5,181	—	—	—

Total (3)	$1,797,952	$341,862	$127,925	$122,019	$1,206,146

(1)	Our purchase obligations relate to open work orders and estimates for land to be developed and homes under construction.

(2)	Amounts represent our obligations under the Company’s 401(k) plan and an estimated defined benefit retirement plan established for two executive officers of the Company. Pursuant to our defined benefit retirement plan, we are obligated to pay an estimated $9.2 million upon the retirement of two named executive officers of the Company. This estimated liability has been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.

(3)	The table above excludes $156.5 million of short-term indebtedness related to the Company’s Mortgage Line. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $392.4 million and $96.0 million, respectively, at December 31, 2005, which have been excluded from the table above.

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
     We continue to follow our disciplined strategy of seeking to control approximately a two-year supply of land in nearly all of our markets. Operating within this conservative model allows us to evaluate each market and allocate our capital to those markets that present opportunity for growth. We consistently apply this disciplined approach and continue to monitor the economic conditions in each of our markets to actively manage our business, well-positioning us to respond to changes in our markets.
ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS 123(R), which became effective for us on January 1, 2006, permits public companies to adopt its requirements using one of two methods:
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

We have adopted SFAS 123(R) effective January 1, 2006 utilizing the modified prospective transition method.
     In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We have evaluated SAB 107 and have incorporated it as part of our adoption of SFAS 123(R).

     As permitted by SFAS 123, for the years ended December 31, 2005, 2004 and 2003, we accounted for share-based payments to employees in accordance with APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our results of operations. Had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $22.8 million, $10.5 million and $7.2 million in 2005, 2004 and 2003, respectively. We had unvested stock options, for the purchase of 3,218,718 shares of MDC common stock, outstanding at December 31, 2005, with approximately $11 million to $13 million, net of tax, of related stock-based compensation expected to be recorded to expense during 2006. This range in unamortized stock-based compensation is an estimate and is subject to change based upon actual positive or negative changes in employee turnover, compared with our estimated employee turnover rate. We expect to record additional stock-based compensation expense during 2006 related to stock option awards granted in 2006.
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Tax benefits resulting from the new deduction were effective for our year ending December 31, 2005. The adoption of FSP 109-1 did not have a material impact to our financial position, results of operations or cash flows for the year ended December 31, 2005.
     In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As our only partnership entities are wholly owned entities, the adoption of EITF 04-5 is not expected to have an impact on our results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The new standard changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS 154, which is effective for fiscal years beginning after December 15, 2005, requires retroactive application to prior periods’ consolidated financial statements. Adoption of SFAS 154 is not expected to have a material impact on our results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to our beginning retained earnings. SFAS 155 is effective for us for all financial instruments acquired or issued after January 1, 2007. We are currently evaluating the impact, if any, that SFAS 155 will have on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We are exposed to market risks related to fluctuations in interest rates on mortgage loans held in inventory and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. At December 31, 2005, we had $245.7 million in mortgage loans committed for sale under forward sales contracts, of which $110.8 million were locked with an average interest rate of 6.64%.
     HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. In addition, we have the ability to sell mortgage loans under an early purchase program which results in the delivery of the loans in less than five days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited. During 2005, 2004 and 2003, we did not designate our derivatives as hedging instruments and recorded our forward sales commitments and locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact our results of operations for 2005, 2004 or 2003.
     We utilize both lines of credit and long-term debt in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. See “Forward-Looking Statements” above.
     At December 31, 2005, short-term debt was $156.5 million, which consisted of amounts outstanding on our Mortgage Line. The Mortgage Line is collateralized by mortgage loans and mortgage-backed certificates and is limited to the value of eligible collateral as defined. We borrow on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2005 are as follows (in thousands).

	Maturities through December 31,							Estimated
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt	$—	$—	$—	$—	$—	$996,297	$996,297	$973,444
Average Interest Rate	—	—	—	—	—	5.92%	5.92%	—
     We believe that our overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes. See “Forward-Looking Statements” above.

Item 8. Consolidated Financial Statements.
M.D.C. HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
M.D.C. HOLDINGS, INC.
     We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
     We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States) the effectiveness of M.D.C Holdings, Inc’s. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 2, 2006

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2005	2004
ASSETS
Corporate
Cash and cash equivalents	$196,032	$389,828
Property and equipment, net	30,660	28,932
Deferred income taxes	54,319	40,963
Deferred debt issue costs, net	6,937	5,671
Other assets, net	10,792	9,022

	298,740	474,416

Homebuilding
Cash and cash equivalents	16,671	9,770
Restricted cash	6,742	7,191
Home sales and other accounts receivable	134,270	31,018
Inventories, net
Housing completed or under construction	1,266,901	851,628
Land and land under development	1,656,198	1,109,953
Prepaid expenses and other assets, net	139,529	115,544

	3,220,311	2,125,104

Financial Services
Cash and cash equivalents	1,828	1,361
Mortgage loans held in inventory	237,376	178,925
Other assets, net	26,640	10,238

	265,844	190,524

Total Assets	$3,784,895	$2,790,044

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2005	2004
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$117,767	$94,178
Income taxes payable	102,656	50,979
Related party liabilities (see Note 16)	8,100	—
Senior notes, net	996,297	746,310

	1,224,820	891,467

Homebuilding
Accounts payable	203,592	159,763
Accrued liabilities	216,872	165,705
Line of credit	—	—

	420,464	325,468

Financial Services
Accounts payable and accrued liabilities	30,970	18,810
Line of credit	156,532	135,478

	187,502	154,288

Total Liabilities	1,832,786	1,371,223

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,642,000 and 44,630,000 issued and outstanding at December 31, 2005 and 43,286,000 and 43,255,000 issued and outstanding at December 31, 2004	447	433
Additional paid-in capital	722,291	660,699
Retained earnings	1,232,971	760,780
Unearned restricted stock	(2,478)	(1,418)
Accumulated other comprehensive loss	(622)	(290)
Less treasury stock, at cost; 12,000 and 31,000 shares, respectively, at December 31, 2005 and December 31, 2004	(500)	(1,383)

Total Stockholders’ Equity	1,952,109	1,418,821

Total Liabilities and Stockholders’ Equity	$3,784,895	$2,790,044

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUE
Homebuilding	$4,820,638	$3,951,644	$2,859,086
Financial services	62,035	56,610	60,216
Corporate	1,487	818	768

Total Revenue	4,884,160	4,009,072	2,920,070

COSTS AND EXPENSES
Homebuilding	3,918,062	3,232,447	2,465,207
Financial services	37,305	38,127	31,939
Corporate	111,606	94,832	60,946
Related party expenses (see Note 16)	8,424	6,752	4,440
Expenses related to debt redemption	—	—	9,315

Total Costs and Expenses	4,075,397	3,372,158	2,571,847

Income before income taxes	808,763	636,914	348,223
Provisions for income taxes	(303,040)	(245,749)	(135,994)

NET INCOME	$505,723	$391,165	$212,229

EARNINGS PER SHARE
Basic	$11.48	$9.19	$5.11

Diluted	$10.99	$8.79	$4.90

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	44,046	42,560	41,521

Diluted	46,036	44,498	43,333

DIVIDENDS DECLARED PER SHARE	$0.760	$0.434	$0.283

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-in-	Retained	Restricted	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Stock	Loss	Shares	Amount	Total
BALANCES AT DECEMBER 31, 2002	41,343,000	$413	$371,801	$501,498	$(820)	$2	(6,985,000)	$(72,327)	$800,567
Comprehensive income
Net income	—	—	—	212,229	—	—	—	—	212,229
Minimum pension liability adjustment, net of income taxes of $(100)	—	—	—	—	—	(158)	—	—	(158)
Change in unrealized gains on securities available for sale, net of income taxes of $254	—	—	—	—	—	147	—	—	147

Total comprehensive income									212,218

Shares issued	1,182,000	12	20,333	—	—	—	310,000	3,425	23,770
Tax benefit of non-qualified stock options exercised	—	—	12,561	—	—	—	—	—	12,561
Repayments on notes receivable for stock purchases	—	—	896	—	—	—	—	—	896
Contribution of common stock	—	—	2,882	—	—	—	89,000	1,118	4,000
Stock repurchases	—	—	—	—	—	—	(945,000)	(26,731)	(26,731)
Cash dividends paid	—	—	—	(11,812)	—	—	—	—	(11,812)
10% stock dividend	(123,000)	(1)	75,013	(118,988)	—	—	3,503,000	43,976	—
Issuance of restricted stock	—	—	566	—	(800)	—	21,000	234	—
Restricted stock vesting	—	—	—	—	451	—	—	—	451

BALANCES AT DECEMBER 31, 2003	42,402,000	424	484,052	582,927	(1,169)	(9)	(4,007,000)	(50,305)	1,015,920
Comprehensive income
Net income	—	—	—	391,165	—	—	—	—	391,165
Minimum pension liability adjustment, net of income taxes of $(13)	—	—	—	—	—	(21)	—	—	(21)
Change in unrealized gains on securities available for sale, net of income taxes of $64	—	—	—	—	—	(260)	—	—	(260)
Total comprehensive income									390,884
Shares issued	970,000	10	13,840	—	—	—	83,000	1,063	14,913
Tax benefit of non-qualified stock options exercised	—	—	16,030	—	—	—	—	—	16,030
Contribution of common stock	—	—	1,231	—	—	—	115,000	5,069	6,300
Stock repurchases	—	—	—	—	—	—	(155,000)	(6,812)	(6,812)
Cash dividends paid	—	—	—	(18,624)	—	—	—	—	(18,624)
10% stock dividend	(86,000)	(1)	145,358	(194,688)	—	—	3,930,000	49,331	—
Issuance of restricted stock	—	—	328	—	(748)	—	13,000	420	—
Forfeitures of restricted stock	—	—	(140)	—	262	—	(10,000)	(149)	(27)
Restricted stock vesting	—	—	—	—	237	—	—	—	237

BALANCES AT DECEMBER 31, 2004	43,286,000	433	660,699	760,780	(1,418)	(290)	(31,000)	(1,383)	1,418,821
The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

						Accumulated
			Additional		Unearned	Other
	Common Stock		Paid-in-	Retained	Restricted	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Stock	Loss	Shares	Amount	Total
BALANCES AT DECEMBER 31, 2004	43,286,000	433	660,699	760,780	(1,418)	(290)	(31,000)	(1,383)	1,418,821
Comprehensive income
Net income	—	—	—	505,723	—	—	—	—	505,723
Minimum pension liability adjustment, net of income taxes of $(202)	—	—	—	—	—	(328)	—	—	(328)
Change in unrealized gains on securities available for sale, net of income taxes of $4	—	—	—	—	—	(4)	—	—	(4)

Total comprehensive income									505,391

Shares issued	1,346,000	14	30,400	—	—	—	9,000	312	30,726
Tax benefit of non-qualified stock options exercised	—	—	30,002	—	—	—	—	—	30,002
Cash dividends paid	—	—	—	(33,532)	—	—	—	—	(33,532)
Issuance of restricted stock	10,000	—	1,190	—	(1,932)	—	20,000	742	—
Forfeitures of restricted stock	—	—	—	—	171	—	(10,000)	(171)	—
Restricted stock vesting	—	—	—	—	701	—	—	—	701

BALANCES AT DECEMBER 31, 2005	44,642,000	$447	$722,291	$1,232,971	$(2,478)	$(622)	(12,000)	$(500)	$1,952,109

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$505,723	$391,165	$212,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of deferred marketing costs	39,111	33,806	30,421
Depreciation and amortization of long-lived assets	15,314	10,605	5,427
Amortization of debt discount	367	196	258
Deferred income taxes	(13,356)	(8,867)	(6,116)
Stock-based compensation expense	1,239	649	4,204
Company 401k plan match in stock	4,294	3,511	2,978
Related party common stock contribution	8,100	6,300	4,000
Expenses related to debt redemption	—	—	9,315
Net changes in assets and liabilities
Home sales and other accounts receivable	(103,252)	(22,624)	(4,875)
Housing completed or under construction	(415,273)	(118,884)	(154,269)
Land and land under development	(546,245)	(348,863)	(104,247)
Prepaid expenses and other assets	(59,281)	(59,346)	(51,793)
Mortgage loans held in inventory	(58,451)	(38,885)	67,898
Accounts payable and accrued liabilities	220,151	130,978	70,369
Restricted cash	449	(3,915)	(1,605)
Other, net	(23,819)	(3,605)	(1,872)

Net cash (used in) provided by operating activities	(424,929)	(27,779)	82,322

INVESTING ACTIVITIES
Net purchase of property and equipment	(22,889)	(29,917)	(6,785)

FINANCING ACTIVITIES
Lines of credit
Advances	1,462,154	1,816,738	2,353,400
Principal payments	(1,441,100)	(1,760,500)	(2,428,234)
Senior notes
Proceeds from issuance, net	247,605	246,575	346,148
Redemption	—	—	(175,000)
Premium on redemption	—	—	(7,329)
Dividend payments	(33,532)	(18,624)	(11,812)
Stock repurchases	—	(6,812)	(26,731)
Proceeds from exercise of stock options	26,263	10,989	17,039

Net cash provided by financing activities	261,390	288,366	67,481

Net (decrease) increase in cash and cash equivalents	(186,428)	230,670	143,018
Cash and cash equivalents
Beginning of year	400,959	170,289	27,271

End of year	$214,531	$400,959	$170,289

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
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
     Homebuilding
     Cash and Cash Equivalents — Homebuilding cash and cash equivalents consist primarily of earnest money deposits (“Deposits”) received from customers for the sale of a home. In certain states, unless the Company takes measures to release any state regulatory imposed restrictions on Deposits received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, the Company is restricted from using these Deposits for general purposes. Accordingly, at December 31, 2005 and 2004, the Company had $12.5 million in blanket security bonds issued in two states to release restrictions on certain Deposits.
     Restricted Cash — Homebuilding restricted cash consists primarily of Deposits which are restricted from being used by the Company for general purposes due to regulatory requirements in one of the states the Company operates in. The Company had $6.7 million and $7.2 million in restricted cash related to Deposits at December 31, 2005 and 2004, respectively.
     Home Sales and Other Accounts Receivable — Home sales and other accounts receivable primarily consists of cash to be received from title companies associated with closed homes. Generally, the Company will receive cash from title companies within a few days of the home being closed.
     Inventories — The Company’s inventories consist of housing completed or under construction and land and land under development (collectively “Inventory”). The Company capitalizes certain costs of Inventory in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects,” (“SFAS 67”). Accordingly, components of housing completed or under construction primarily include (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which includes real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67. Costs capitalized to land and land under development primarily include (1) pre-acquisition fees when the purchase of the land is under option and the purchase is probable; (2) entitlement costs; (3) land costs; (4) title insurance, taxes and closing costs directly related to the purchase of the land parcel; and (5) development costs for the land.
     Impairment of Inventories — Inventory is carried at cost unless events and circumstances indicate that the carrying value of the underlying projects may not be recoverable. Events and circumstances that the Company reviews in determining if the carrying value of the underlying project may not be recoverable include, among other things, actual and trending Gross Profit, which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing, for homes closed, forecasted Gross Profit for homes sold but not closed, and known or current expectations indicating that the carrying value may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”),

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
if there are indicators that the carrying value of long-lived assets may not be recoverable, the assets are reviewed for impairment by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its estimated fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated for impairment on a project basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. No impairment was recorded by the Company for the years ending December 31, 2005, 2004 and 2003.
     Prepaid Expenses and Other Assets, Net — Homebuilding prepaid expenses and other assets include qualified settlement fund (“QSF”) assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. Available for sale investments included in QSF assets are recorded on the Consolidated Balance Sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive loss. At December 31, 2005 and 2004, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $12.5 million under a borrowing arrangement that was approved by the Colorado Division of Insurance.
     The following table sets forth the information relating to homebuilding prepaid expenses and other assets, net (in thousands).

	December 31,
	2005	2004
QSF asset	$14,697	$14,465
MDC intercompany notes payable to QSF	(12,500)	(12,500)
Land option deposits	51,850	46,510
Deferred marketing costs	35,537	28,200
Prepaid tap and system development fees	1,746	1,681
Property and equipment, net	17,891	8,188
Prepaid expenses	11,901	9,888
Intangible assets	8,941	10,162
Other	9,466	8,950

Total	$139,529	$115,544

     Deferred Marketing Costs — Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to marketing expense as the homes in the related subdivision are closed. The Company amortizes all capitalized costs over the lesser of the first 100 homes closed in a subdivision or the total number homes in a given subdivision. All other marketing costs are expensed as incurred.
     Intangible Assets — The Company’s intangible assets primarily consist of architectural plans and third-party developer, subcontractor and customer relationships. We had accumulated amortization of $7.8 million and $4.1 million at December 31, 2005 and 2004, respectively. Intangible amortization expense was $3.7 million, $2.0 million and $0.2 million in 2005, 2004 and 2003, respectively. The estimated future aggregate amortization expense for existing intangible assets at December 31, 2005 is $4.4 million in 2006, $3.5 million in 2007 and $0.7 million in 2008.
     The Company evaluates the carrying value of these intangible assets in accordance with SFAS 144. Long-lived assets are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment is determined by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value of the asset is written down to its estimated fair value.
     Revenue Recognition — The Company recognizes revenue from the sale of homes in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized from home sales when the closing has occurred, title has passed, adequate initial and continuing investment by the homebuyer is received, possession and other attributes of ownership have been transferred to the homebuyer and the Company is not obligated to perform significant additional activities after closing and delivery.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue from homes that close with the buyer providing a sufficient initial and continuing investment, assuming all other revenue recognition criteria have been met, is recognized using the full accrual method as provided in SFAS 66 on the date of closing. We evaluate the initial investment provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and all other loans, in accordance with SFAS 66. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, the Company utilizes the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Gross Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan to a third party purchaser. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a homebuyer loan has occurred when the following criteria have been met; (1) the payment from the third party purchaser is not subject to future subordination; (2) the Company has transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) the Company does not have a substantial continuing involvement with the loan.
     Estimates to Complete Land Development and Home Construction — In order to properly match revenues with expenses, an estimated accrual must be made by the Company as to certain construction and land development costs incurred but not yet paid at the time of a home closing (“Estimates-to-Complete”). Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. At December 31, 2005 and 2004, we had Estimates-to-Complete accruals of $75.0 million and $54.7 million, respectively. The Company monitors the adequacy of these accruals on a house-by-house basis, in aggregate for each of our markets, as well as on a consolidated basis.
     Variable Interest Entities — In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46”). Pursuant to FIN 46, a variable interest entity (“VIE”) is created when (1) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (2) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity; or (3) the entity’s equity holders have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flow, as defined in FIN 46.
     In the normal course of business, MDC enters into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s obligation with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and letters of credit, which totaled approximately $48.2 million and $23.1 million, respectively, at December 31, 2005. At December 31, 2005, the Company had the right to acquire 18,819 lots under lot option purchase contracts. Pursuant to FIN 46, certain of these contracts create a variable interest, with the land seller being the VIE. The Company has evaluated, based on the provisions of FIN 46, all lot option purchase contracts outstanding at December 31, 2005. Based on this evaluation, the Company’s interests in these VIEs do not result in significant variable interests or require MDC to consolidate the VIEs as MDC’s interests do not qualify as the primary beneficiary of residual returns or losses.
     The Company’s lot option arrangements periodically are entered into with third parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions in accordance with FIN 46, as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”). SFAS 49 provides guidance on identifying and accounting for product financing arrangements which include: (1) products

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(including land) that are contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase product at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. The Company has evaluated all lot option purchase contracts outstanding at December 31, 2005 subject to the provisions of SFAS 49 and, based on this evaluation, the Company has determined that no asset or liability was required to be recorded prior to the date of purchase.
     Warranty Costs — The Company’s homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical and heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third-party warranties, the Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed during years three through ten of the warranties. As a consequence, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar product types and geographical areas. Certain factors are given consideration in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical average amount paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain projects and require higher per-house reserves for those specific projects.
     Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against the Estimates-to-Complete reserve. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general and structural warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness on an aggregate basis for the entire Company. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to home cost of sales should be recorded.
     Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in corporate accounts payable and accrued expenses and homebuilding accounts payable in the Consolidated Balance Sheets and totaled $82.2 million and $64.4 million at December 31, 2005 and 2004, respectively. In addition, the carryover reserve includes additional warranty reserves created pursuant to the QSF.
     The following table summarizes the warranty activity for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	Year Ended December 31,
	2005	2004	2003
Warranty reserve balance at beginning of year	$64,424	$51,068	$44,743
Warranty expense provisions	55,742	37,985	36,014
Warranty cash payments, net	(37,928)	(24,629)	(29,689)

Warranty reserve balance at end of year	$82,238	$64,424	$51,068

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Insurance Costs — The Company records expenses and liabilities for costs to cover self-insurance and deductible amounts under the Company’s insurance policies and for any estimated outstanding losses and loss adjustment expenses associated with claims in excess of coverage limits or not covered by insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances, which include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business assumed and changing regulatory and legal environments.
     The following table summarizes the insurance activity for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	Year Ended December 31,
	2005	2004	2003
Insurance reserve balance at beginning of year	$21,188	$7,443	$—
Insurance expense provisions	12,034	13,950	8,473
Insurance cash payments, net	(1,056)	(205)	(1,030)

Insurance reserve balance at end of year	$32,166	$21,188	$7,443

Financial Services
     Mortgage Loans Held in Inventory — The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory are stated at the lower of aggregate cost or fair value based upon such commitments for loans to be delivered or prevailing market for uncommitted loans. Substantially all of the loans originated by the Company are sold to investors within 45 days of origination. In addition, the Company has the ability to sell mortgage loans under an early purchase program which results in the delivery of the loans in less than five days. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.
     Revenue Recognition — Loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third party purchaser in accordance with the provisions of SFAS 140. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the estimated fair value of the related guarantee or limited recourse provisions provided to the purchaser which is determined by the amount at which the liability could be bought in a current transaction between willing parties. The guarantee and limited recourse fair value is recognized in revenue when the Company is released from its obligation under the terms of the sale contracts.
     Historically, a substantial portion of loans originated by the Company have been sold to one third-party purchaser. It is likely the Company will continue to depend on the ability and willingness of this third-party purchaser to purchase a significant number of the Company’s loans originated. During the years ended December 31, 2005, 2004 and 2003, the Company sold approximately 68%, 37% and 16%, respectively, of mortgage loans originated by HomeAmerican to this third-party purchaser.
     Derivative Financial Instruments — SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method the company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, the company must document the results of the method used to assess hedge effectiveness on an ongoing basis.
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
     The Company utilizes certain derivative instruments in the normal course of operations. These instruments include forward sales of mortgage-backed securities commitments, private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. The Company had $245.7 million in mortgage loans committed for sale under forward sales contracts at December 31, 2005, of which $110.8 million were locked with an average interest rate of 6.64%.
     During 2005, 2004 and 2003, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact the Company’s results of operations for 2005, 2004 or 2003.
General
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
     Property and Equipment — Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 15 years. Depreciation and amortization expense for property and equipment was $11.6 million, $8.1 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated depreciation and amortization at December 31, 2005 and 2004 was $25.4 million and $22.0 million, respectively.
     Deferred Income Taxes — Deferred tax assets and liabilities are recorded for the estimated future tax effects of the temporary difference between the tax basis of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets. Deferred tax assets may be reduced by a valuation allowance if current evidence indicates that it is more likely than not that these benefits will not be realized. At December 31, 2005 and 2004, no valuation allowance was recorded in the Consolidated Balance Sheets as the deferred tax assets are considered to be fully recoverable.
     Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense was $28.8 million, $26.4 million and $23.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Stock-Based Compensation — The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees, which are valued based on the market price of MDC’s common stock on the date of grant and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the Consolidated Balance Sheets and is amortized to general and administrative expense over the vesting period. The expense recognized in the

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $0.5 million and $0.5 million, respectively.
     The Company has elected to account for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, the Company did not record stock-based compensation expense associated with employee stock option grants in the determination of net income for the years ended December 31, 2005, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each of the following years (in thousands, except per share amounts).

	Years Ending December 31,
	2005	2004	2003
Net income, as reported	$505,723	$391,165	$212,229
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(12,026)	(8,799)	(8,574)

Pro forma net income	$493,697	$382,366	$203,655

Earnings per share
Basic as reported	$11.48	$9.19	$5.11

Basic pro forma	$11.21	$8.98	$4.90

Diluted as reported	$10.99	$8.79	$4.90

Diluted pro forma	$10.72	$8.59	$4.70

     For the fair value disclosure below, compensation value is estimated for each option granted using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Average fair value of options granted	$26.95	$24.66	$18.16
Expected volatility	45.6%	45.3%	47.6%
Risk free interest rate	4.4%	3.9%	3.9%
Dividend yield rate	1.3%	0.8%	0.8%
Weighted-average expected lives of options	5.9 yrs.	6.0 yrs.	6.0 yrs.
     Other Comprehensive Income — Other comprehensive income, which includes unrealized gains or losses on securities available for sale and minimum pension liability adjustments, has been reflected as a component of stockholders’ equity and has not affected net income. A summary of components of total accumulated other comprehensive loss is shown below (in thousands).

	Year Ended December 31,
	2005	2004
Minimum pension liability adjustment, net of income taxes of $(389) and $(187) in 2005 and 2004, respectively	(623)	(295)
Unrealized gain on securities available for sale, net of income taxes of $381 and $385 in 2005 and 2004, respectively	1	5

Accumulated other comprehensive loss	$(622)	$(290)

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Estimates in Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily include warranty, other accrued expenses, legal reserves, estimated costs to complete land development and home construction and estimates related to potential asset impairment charges.
     Legal Reserves — MDC and certain of our subsidiaries have been named as defendants in various cases arising in the normal course of business. The Company has reserved for costs to be incurred with respect to these cases based upon information provided by its legal counsel. Due to uncertainties in the estimation process, it is at least reasonably possible that actual results could differ from those estimates. At December 31, 2005 and 2004, the Company had reserves of $7.9 million and $8.2 million, respectively. The Company continues to evaluate legal reserves and, based on historical results, believes that its existing estimation process is appropriate and does not anticipate the process to materially change in the future.
     Reclassifications — Certain years’ prior balances have been reclassified to conform to current year’s presentation.
     Recent Statements of Financial Accounting Standards — On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
     SFAS 123(R), which became effective for the Company on January 1, 2006, permits public companies to adopt its requirements using one of two methods:
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
     The Company has adopted SFAS 123(R) effective January 1, 2006 utilizing the modified prospective transition method.
     In March 2005, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 contains interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company has evaluated SAB 107 and has incorporated it as part of its adoption of SFAS 123(R).
     As permitted by SFAS 123, for the years ended December 31, 2005, 2004 and 2003, the Company accounted for share-based payments to employees in accordance with APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1 under “Stock-Based Compensation” to the Company’s

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $22.8 million, $10.5 million and $7.2 million in 2005, 2004 and 2003, respectively. The Company had unvested stock options, for the purchase of 3,218,718 shares of MDC common stock, outstanding at December 31, 2005, with approximately $11 million to $13 million, net of tax, of related stock-based compensation expected to be recorded to expense during 2006. This range in unamortized stock-based compensation is an estimate and is subject to change based upon actual positive or negative changes in employee turnover, compared with the estimated employee turnover rate. The Company expects to record additional stock-based compensation expense during 2006 related to stock option awards granted in 2006.
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Tax benefits resulting from the new deduction were effective for the Company for the year ending December 31, 2005. The adoption of FSP 109-1 did not have a material impact to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2005.
     In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should consolidate the partnership. EITF 04-5 states that the presumption of general partner control would be overcome only when the limited partners have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. For general partners in all other limited partnerships, EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. As the Company’s only partnership entities are wholly owned entities, the adoption of EITF 04-5 is not expected to have an impact on the Company’s results of operations or financial position.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The new standard changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all such voluntary changes. The previous accounting required that most changes in accounting principle be recognized in net earnings by including a cumulative effect of the change in the period of the change. SFAS 154, which is effective for fiscal years beginning after December 15, 2005, requires retroactive application to prior periods’ consolidated financial statements. Adoption of SFAS 154 is not expected to have a material impact on the Company’s results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 improves financial reporting by eliminating the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The Company is currently evaluating the impact, if any, that SFAS 155 will have on its financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Supplemental Disclosure of Cash Flow Information
     The table below sets forth supplemental disclosures of cash and non-cash financing activities (in thousands).

	Year Ended December 31,
	2005	2004	2003
Cash paid during the year for
Interest	$3,288	$1,807	$2,002
Income taxes	$234,657	$212,610	$126,298
Non-cash financing activities
Tax benefit of non-qualified stock option exercised	$30,002	$16,030	$12,561
Land purchases financed by seller	$—	$—	$2,479
3. Information on Business Segments
     The Company operates in two business segments — homebuilding and financial services. Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. These executives review the financial position and results of operations for the homebuilding and financial services business segments.
     Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Identifiable segment assets are shown on the face of the Consolidated Balance Sheets.
     Included in homebuilding general and administrative expenses are supervisory fees charged by MDC to both of the Company’s operating segments. Supervisory fees represent costs incurred by the Company’s corporate operations associated with certain departments. Supervisory fees included in general and administrative expense for the homebuilding segment were $35.3 million, $25.0 million and $19.5 million for the years ended December 31, 2005, 2004 and 2003 respectively. Supervisory fees included in general and administrative expense for the financial services segment were $0.5 million for each of the years ended December 31, 2005 and 2004 and $0.4 million for the year ended December 31, 2003.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     A summary of the Company’s business segments is shown below (in thousands).

	Year Ended December 31,
	2005	2004	2003
Homebuilding
Revenue
Home sales	$4,802,875	$3,932,013	$2,851,328
Land sales	2,995	8,898	1,298
Other revenue	14,768	10,733	6,460

Total Homebuilding Revenue	4,820,638	3,951,644	2,859,086

Home cost of sales	3,440,858	2,843,543	2,163,696
Land cost of sales	1,861	8,783	842
Marketing expenses	106,015	92,562	80,665
Commission expenses	130,307	105,979	81,483
General and administrative expenses	239,021	181,580	138,521

Total Homebuilding Expenses	3,918,062	3,232,447	2,465,207

Homebuilding Operating Profit	902,576	719,197	393,879

Financial Services
Revenue
Net interest income	2,782	3,838	4,616
Origination fees	32,476	24,728	22,245
Gains on sales of mortgage servicing, net	4,221	2,093	1,972
Gains on sales of mortgage loans, net	18,699	22,657	28,622
Mortgage servicing and other	3,857	3,294	2,761

Total Financial Services Revenue	62,035	56,610	60,216
General and Administrative Expenses	37,305	38,127	31,939

Financial Services Operating Profit	24,730	18,483	28,277

Total Operating Profit	927,306	737,680	422,156

Corporate
Interest and other revenue	1,487	818	768
Expenses related to debt redemption	—	—	(9,315)
General and administrative expenses	(111,606)	(94,832)	(60,946)
Related party expenses	(8,424)	(6,752)	(4,440)

Net Corporate Expenses	(118,543)	(100,766)	(73,933)

Income Before Income Taxes	$808,763	$636,914	$348,223

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Purchases of property and equipment, as well as depreciation and amortization by segment, are presented below for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
Purchases of Property and Equipment
Homebuilding	$15,064	$6,210	$3,768
Financial Services	$377	$334	$928
Corporate	$7,448	$23,373	$2,089

Depreciation and Amortization of Long-Lived Assets
Homebuilding	$9,075	$5,342	$2,000
Financial Services	$519	$685	$639
Corporate	$5,720	$4,578	$2,788
4. Mortgage Loans Held in Inventory
     The following table sets forth the information relating to mortgage loans held in inventory (in thousands).

	December 31,
	2005	2004
First mortgage loans
Conventional	$223,941	$157,687
FHA and VA	14,833	20,961

	238,774	178,648

Less
Unamortized (premiums) / discounts	(266)	52
Deferred fees	(1,687)	(815)
Adjustment for derivatives and hedging activities	565	1,050
Allowance for loan losses	(10)	(10)

Total	$237,376	$178,925

     Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 30 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 5.4% and 5.7% at December 31, 2005 and 2004, respectively.
5. Lines of Credit
     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. During January 2005, the Company modified the Homebuilding Line, increasing the aggregate commitment amount to $1.058 billion, while maintaining the maturity date of April 7, 2009. The facility’s provision for letters of credit is available in the aggregate amount of $350 million. The modified facility permits an increase in the maximum commitment amount to $1.25 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. At December 31, 2005 and 2004, there were no borrowings under the Homebuilding Line and there were $68.3 million and $67.0 million, respectively, in letters of credit which had been issued. The Company could have borrowed funds at interest rates ranging from 2.38% to 7.25%.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Mortgage Lending — The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, as amended. In December 2005, the Mortgage Line borrowing limit was increased temporarily to $400 million. This temporary increase terminated on February 1, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At December 31, 2005, $156.5 million was borrowed and an additional $41.1 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2005 and 2004, the interest rates on the Mortgage Line were 5.4% and 3.4%, respectively.
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
6. Senior Notes and Total Debt Obligations
     In December 2002, the Company completed a public offering of $150 million principal amount of 7% senior notes due December 2012 (the “7% Senior Notes”) at a discount, with an effective yield of 7.30%. The principal amount outstanding, net of unamortized discount, at December 31, 2005 was $148.8 million. Interest is due and payable on June 1 and December 15 of each year until maturity. The Company does not make any principal payments and the 7% Senior Notes are fully due in December 2012. The 7% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments, as defined, on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.45%, plus, in each case, accrued and unpaid interest.
     In May 2003, the Company completed a public offering of $150 million principal amount of 5 1/2% senior notes due May 2013 (the “5 1/2% Senior Notes”) at a discount, with an effective yield of 5.74%. Also in May 2003, the Company redeemed $175 million principal amount of its 8 3/8% senior notes due 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182.3 million, plus accrued and unpaid interest through the date of redemption. In compliance with SFAS No. 145, the expenses related to this debt redemption of $9.3 million are no longer treated as an extraordinary loss. In December 2003, the Company issued an additional $200 million principal amount of the 5 1/2% Senior Notes at a premium, with an effective yield of 5.57%. The 5 1/2% Senior Notes have interest due and payable on May 15 and November 15 of each year until maturity. The Company does not make any principal payments and the 5 1/2% Senior Notes are fully due in May 2013. The 5 1/2% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments, as defined, on the notes being redeemed on the redemption date, discounted on a semiannual basis at the Treasury Rate plus 0.30%, plus, in each case, accrued and unpaid interest.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     In December 2004, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due December 2014 (the “5 3/8% Medium-Term Senior Notes”) at a discount, with an effective yield of 5.55%. The 5 3/8% Medium-Term Senior Notes have interest due and payable on June 15 and December 15 of each year until maturity. The Company does not make any principal payments until the 5 3/8% Medium-Term Senior Notes are fully due in December 2014. The 5 3/8% Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.20%, plus, in each case, accrued and unpaid interest.
     In July 2005, the Company completed a public offering of $250 million principal amount of 5 3/8% medium- term senior notes due July 2015 (the “2015 Medium-Term Senior Notes”) at a discount, with an effective yield of 5.50%. The 2015 Medium-Term Senior Notes have interest due and payable on January 1 and July 1 of each year until maturity. The Company does not make any principal payments until the 2015 Medium-Term Senior Notes are fully due in July 2015. The 2015 Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.25%, plus, in each case, accrued and unpaid interest.
     The Company classifies the senior notes as corporate liabilities due to the fact that M.D.C. Holdings, Inc. is the borrower and the senior notes are guaranteed by certain homebuilding subsidiaries. The Company’s total debt obligations at December 31, 2005 and 2004 are as follows (in thousands).

	December 31,
	2005	2004
7% Senior Notes due 2012	$148,821	$148,688
5 1/2% Senior Notes due 2013	349,276	349,197
5 3/8% Medium-Term Senior Notes due 2014	248,532	248,425
5 3/8% Medium-Term Senior Notes due 2015	249,668	—
Homebuilding Line	—	—

Total Corporate and Homebuilding Debt	996,297	746,310
Mortgage Line	156,532	135,478

Total Debt	$1,152,829	$881,788

     The Company’s senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding segment subsidiaries.
7. Retirement Plans
     In October 1997, the Company established a defined benefit retirement plan (the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $12.4 million and $11.8 million at December 31, 2005 and 2004, respectively. The Retirement Plan is not funded and benefits were fully vested at December 31, 2005, the measurement date, for both participants. Unrecognized prior service cost of $1.2 million at December 31, 2005 is being recognized over the officers’ average estimated service periods. Included on the December 31, 2005 Consolidated Balance Sheet is an intangible asset of $1.3 million related to unamortized prior service cost and a corresponding accrued pension liability of $2.3 million and an accumulated other comprehensive loss of $1.0 million. Accrued benefit costs at December 31, 2005 and 2004 were $9.2 million and $8.1 million, respectively.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the years ended December 31, 2005, 2004 and 2003 (dollars in thousands).

	Year Ended December 31,
	2005	2004	2003
Projected benefit obligation - beginning of year	$11,845	$11,328	$10,391
Interest cost	683	684	691
Unrecognized (gain) loss due to change in actuarial assumptions	(108)	(167)	246

Total Retirement Plan expense	$12,420	$11,845	$11,328

Accumulated benefit obligation - end of year	$11,687	$10,335	$9,328

Assumption used in the calculation of the present value of the projected benefit obligation
Discount rate	5.75%	6.00%	6.25%
Future annual compensation rate increase	3.00%	3.25%	3.50%

Components of Retirement Plan expense
Interest cost	$683	$684	$691
Prior service cost amortization	325	325	325
Net loss recognition	105	162	171

Total Retirement Plan expense	$1,113	$1,171	$1,187

     The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions have been funded with a combination of cash and shares of MDC common stock, and the expense recognized by the Company for 2005, 2004 and 2003 was $4.3 million, $3.2 million and $3.7 million, respectively.
8. Stockholders’ Equity
     Stock Dividends and Stock Splits — On December 14, 2004, MDC’s board of directors declared a 1.3 for 1 stock split in the form of a 30% stock dividend that was distributed on January 10, 2005. On February 23, 2004, MDC’s board of directors declared a 10% stock dividend that was distributed on March 23, 2004 to shareowners of record on March 8, 2004. In accordance with SFAS No. 128, “Earnings per Share”  (“SFAS 128”), basic and diluted net income per share amounts, weighted-average shares outstanding, and dividends declared per share have been restated for all periods affected to reflect the effect of all stock dividends and splits.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Equity Incentive Plans — A summary of the Company’s equity incentive plans follows.
     Employee Equity Incentive Plans — In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,795,100 shares of MDC common stock for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. In 2003, options to purchase 325,611 shares of MDC common stock and 12,793 shares of restricted stock were awarded under the Employee Plan. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.
     Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provided for an initial authorization of 3,460,000 shares of MDC common stock for issuance thereunder, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Equity Incentive Plan. In April 2003, an additional 1,573,000 shares were authorized for issuance by vote of the Company’s shareowners. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted. In 2004, options to purchase 1,080,755 shares of MDC common stock and approximately 13,000 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods of up to seven years. In 2005, the Company granted options to purchase 881,500 shares of MDC common stock, and approximately 30,000 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods up to seven years.
     Director Equity Incentive Plans — Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 865,000 shares of MDC common stock for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the MDC common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     A summary of the changes in stock options during each of the years ended December 31, 2005, 2004 and 2003 is as follows (in shares of MDC common stock).

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding — beginning of year	6,236,757	$32.21	6,432,452	$23.36	6,460,713	$16.49
Granted at fair market value	826,500	$67.74	775,255	$57.97	1,649,925	$39.97
Granted above fair market value	180,000	$68.18	468,000	$65.10	—	—
Exercised	(1,279,808)	$20.52	(975,927)	$11.26	(1,405,078)	$12.13
Cancelled	(303,683)	$44.31	(463,023)	$29.76	(273,108)	$18.80

Options outstanding — end of year	5,659,766	$40.54	6,236,757	$32.21	6,432,452	$23.36
Available for future grant	2,687,348		2,641,376		3,057,190

Total shares reserved — end of year	8,347,114		8,878,133		9,489,642

Options exercisable December 31	2,038,187	$25.99	2,441,048	$21.98	2,430,152	$16.49

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 7.92 — $15.84	5,026	0.92	$15.36	5,026	$15.36
$ 15.85 — $23.77	2,348,778	4.83	$19.97	1,645,167	$19.34
$ 23.78 — $31.69	299,038	2.42	$26.64	78,409	$27.38
$ 31.70 — $39.61	17,642	1.24	$32.31	13,977	$32.34
$ 39.62 — $47.53	955,832	7.82	$44.38	73,108	$41.07
$ 47.54 — $63.38	996,950	9.13	$60.16	97,500	$57.66
$ 63.39 — $79.22	1,036,500	9.54	$69.02	125,000	$78.89

	5,659,766	6.81	$40.54	2,038,187	$25.99

     MDC Common Stock Repurchase Programs — In October 2005, the Company’s board of directors increased the number of shares of MDC’s common stock remaining to be repurchased under its stock repurchase program to 4,000,000 shares. No shares were repurchased during the year ended December 31, 2005. During 2004, the Company repurchased 155,000 shares of MDC common stock. At December 31, 2005 and 2004, we held 12,000 and 31,000 shares of treasury stock with average purchase prices of $42.50 and $43.97 per share, respectively.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Supplemental Balance Sheet Information
     The following table sets forth information relating to corporate and homebuilding accounts payable and accrued liabilities (in thousands).

	December 31,
	2005	2004
Corporate
Accounts payable and accrued liabilities
Accrued bonuses	$47,850	$44,306
Accrued interest payable	13,027	6,404
Warranty reserves	10,693	9,371
Accrued legal expenses	7,908	8,231
Accrued pension liability	11,687	10,335
Accrued vacation and 401(k) Plan match	9,345	7,651
Other accrued employee benefits	9,690	4,130
Other accounts payable and accrued liabilities	7,567	3,750

Total accounts payable and accrued liabilities	$117,767	$94,178

	December 31,
	2005	2004
Homebuilding
Accounts payable
Construction accounts payable	$195,803	$150,769
Non-construction accounts payable	7,789	8,994

Total accounts payable	203,592	159,763

Accrued liabilities
Warranty reserves	$71,545	$55,053
Customer and escrow deposits	56,186	46,089
Accrued compensation and related expense	32,656	24,219
Insurance reserves	32,166	21,188
Other accrued liabilities	24,319	19,156

Total accrued liabilities	216,872	165,705

Total accounts payable and accrued liabilities	$420,464	$325,468

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Interest Activity
          The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 3. Interest activity, in total and by business segment, is shown below (in thousands).

	Year Ended December 31,
	2005	2004	2003
Total Interest Incurred
Corporate and homebuilding	$51,872	$32,879	$26,779
Financial services	3,850	1,946	1,967

Total interest incurred	$55,722	$34,825	$28,746

Corporate and Homebuilding Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of year	$24,220	$20,043	$17,783
Interest incurred	51,872	32,879	26,779
Previously capitalized interest included in cost of sales	(34,093)	(28,702)	(24,519)

Interest capitalized in homebuilding inventory, end of year	$41,999	$24,220	$20,043

Financial Services Net Interest Income
Interest income	$6,632	$5,784	$6,583
Interest expense	(3,850)	(1,946)	(1,967)

Net interest income	$2,782	$3,838	$4,616

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Income Taxes
          The significant components of the provision for income taxes are as follows (in thousands).

	Year Ended December 31,
	2005	2004	2003
Current tax expense
Federal	$277,425	$220,662	$123,630
State	38,971	33,954	18,480

Total current	316,396	254,616	142,110

Deferred tax expense (benefit)
Federal	(12,662)	(8,486)	(5,473)
State	(694)	(381)	(643)

Total deferred	(13,356)	(8,867)	(6,116)

Provision for income taxes	$303,040	$245,749	$135,994

          The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (in thousands).

	Year Ended December 31,
	2005	2004	2003
Tax expense computed at statutory rate	$283,067	$222,920	$121,878
Increase due to
Permanent differences between financial statement income and taxable income	(5,662)	192	175
State income tax, net of federal benefit	25,072	22,292	13,929
Other, net	563	345	12

Provision for income taxes	$303,040	$245,749	$135,994

Effective tax rate	37.5%	38.6%	39.1%

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	December 31,
	2005	2004
Deferred tax assets
Warranty, litigation and other reserves	$41,657	$35,474
Inventory impairment charges	1,760	1,879
Accrued liabilities	7,903	7,484
Deferred revenue	2,934	—
Inventory, additional costs capitalized for tax purposes	15,480	10,576

Total gross deferred tax assets	69,734	55,413

Deferred tax liabilities
Deferred revenue	6,449	7,342
Inventory, additional costs capitalized for financial statement purposes	603	1,193
Property, equipment and other assets, net	2,627	1,615
Subsidiaries not consolidated for tax purposes	2,303	2,082
Other, net	3,433	2,218

Total gross deferred tax liabilities	15,415	14,450

Net deferred tax asset	$54,319	$40,963

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Earnings Per Share
          Pursuant to SFAS 128 the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2005	2004	2003
Basic Earnings Per Share
Net income	$505,723	$391,165	$212,229

Basic weighted-average shares outstanding	44,046	42,560	41,521

Per share amounts	$11.48	$9.19	$5.11

Diluted Earnings Per Share
Net income	$505,723	$391,165	$212,229

Basic weighted-average shares outstanding	44,046	42,560	41,521
Stock options, net	1,990	1,938	1,812

Diluted weighted-average shares outstanding	46,036	44,498	43,333

Per share amounts	$10.99	$8.79	$4.90

13. Legal Proceedings
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
14. Disclosures About Fair Value of Financial Instruments
          The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2005 and 2004.
          Cash and Cash Equivalents — For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.
          Investments and Marketable Securities, Net — Investments in marketable equity securities (other than the QSF assets, see Note 1) are recorded on the Consolidated Balance Sheets at cost, which approximates market value. Accordingly, the carrying value of the investment is a reasonable estimate of the fair value.
          Mortgage Loans Held in Inventory— The Company generally purchases forward commitments to deliver mortgage loans held for sale. For loans that have no forward commitments, loans in inventory are stated at the lower of cost or market. The carrying value is a reasonable estimate of fair value.
          Lines of Credit — The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The carrying value is a reasonable estimate of fair value.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Senior Notes — The estimated fair value of the senior notes in the following table are based on dealer quotes (in thousands).

	December 31, 2005		December 31, 2004
	Recorded	Estimated	Recorded	Estimated
	Amount	Fair Value	Amount	Fair Value
7% Senior Notes due 2012	$148,821	$161,490	$148,688	$168,225
5 1/2% Senior Notes due 2013	$349,276	$339,521	$349,197	$356,188
5 3/8% Medium Term Senior Notes due 2014	$248,532	$237,932	$248,425	$248,700
5 3/8% Medium Term Senior Notes due 2015	$249,668	$234,501	$—	$—
15. Commitments and Contingencies
     The Company believes that it is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, particularly lumber, and of finished lots and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) the availability and cost of performance bonds and insurance covering risks associated with our business; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences. The Company’s operations are concentrated in the geographic regions of Colorado, Virginia, Maryland, California, Arizona, Nevada, Utah, Texas, Florida, Illinois and Delaware Valley.
     To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. At December 31, 2005, the Company had approximately $245.7 million in mortgage loans committed for sale under forward sales contracts, of which approximately $110.8 million were locked with an average interest rate of 6.64%.
     MDC leases office space, equipment and certain of its model show homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $8.1 million in 2006, $8.1 million in 2007, $6.6 million in 2008, $5.3 million in 2009, $3.5 million in 2010 and $14.3 million thereafter. Rent expense under cancelable and non-cancelable leases totaled $22.1 million, $16.4 million and $12.1 million in 2005, 2004 and 2003, respectively.
     The Company often is required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees, earnest money deposits, etc. At December 31, 2005, the Company had issued and outstanding performance bonds and letters of credit totaling $392.4 million and $96.0 million, respectively, including $24.6 million issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
16. Related Party Transactions
     The Company leased its prior headquarters office space at 3600 S. Yosemite Street, Denver, CO 80237 and leases its current headquarters office space at 4350 S. Monaco Street, Denver, CO 80237. Approximately 7,000 square feet in the Company’s prior office building at 3600 S. Yosemite were subleased by various affiliates of Mr. Mizel, for which they collectively paid rent, including parking, to the Company of approximately $22,750 through May of 2005. Approximately 5,437 square feet in the Company’s current office building at 4350 S. Monaco are now leased by various affiliates of Mr. Mizel, for which they paid rent in 2005 to the Company of approximately $53,920, commencing in June of 2005. In addition, Mr. Mizel owns a building that was leased to the Company through June 2, 2005, for which the Company paid Mr. Mizel rent and common area fees of approximately $29,400 in 2005.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Effective as of March 1, 2003, the Company entered into a two-year agreement with Gilbert Goldstein, P.C., of which Gilbert Goldstein, a Director, is the sole shareholder. By amendment dated July 26, 2004, the term of the agreement was extended to February 28, 2006. Pursuant to the agreement, Mr. Goldstein acts as a consultant to the Company on legal matters. In return, from March 1, 2003 through February 28, 2006, the Company paid Mr. Goldstein’s firm $21,000 per month for a minimum of 30 hours per week in legal services; and $180 per hour for services performed in excess of 120 hours in any month. Effective March 1, 2006, the Company has entered into a new agreement with Mr. Goldstein’s firm revising and extending the payments through February 28, 2008. The Company also provided Mr. Goldstein’s firm with office space in the Company’s prior office building at 3600 S. Yosemite Street, which had an estimated annual rental value of $17,100. The Company now provides Mr. Goldstein’s firm with office space in the Company’s current office building at 4350 S. Monaco Street, which has an estimated annual rental value of $6,500. The Company also provides Mr. Goldstein’s firm with the part-time services of a secretary (in 2005, this secretary received a salary of approximately $32,750 plus benefits), and reimburses actual expenses incurred related to services provided. In the event that Mr. Goldstein retires from the practice of law, becomes disabled or dies during the term of the agreement, the Company will pay to Mr. Goldstein or his estate $10,000 per month during the remaining term of the agreement. During the years ended December 31, 2005, 2004 and 2003, the Company paid legal fees to Mr. Goldstein’s firm $0.3 million, $0.3 million and $0.2 million, respectively.
     The Company paid a firm owned by Carol Mizel, Mr. Mizel’s spouse, $0.1 million for the year ended December 31, 2005 and $0.2 million for each of the years ended December 31, 2004 and 2003 for consulting services in connection with corporate and consumer marketing, merchandising, design work, human resources development, product development, and such other matters as were requested by the Company’s senior management. The firm, Mizel Design and Decorating Company, provided these services under an Independent Contractor Agreement with the Company, dated as of January 1, 2001, and a new agreement, dated as of January 1, 2005.
     On February 24, 2005, effective as of January 1, 2005, Larry A. Mizel, Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer, each entered into a lease agreement with the Company and M.D.C. Land Corporation for use of Company aircraft when the aircraft are not required for Company business. The lease agreements require payment of the Incremental Expenses incurred by the Company for each flight, as defined in the lease agreements. The Incremental Expenses represent the maximum reimbursement permitted by the Federal Aviation Administration in Federal Aviation Regulation Part 91.501(d). For 2005, Mr. Mizel pre-paid $385,000 and Mr. Mandarich pre-paid $75,000 for future incremental expense lease payments. They each incurred, respectively, $310,000 and $39,000 in actual lease payments for 2005. Accordingly, they had remaining prepaid amounts outstanding to them at the end of the year of $75,000 and $36,000, respectively.
     During 2005, the Company committed to contributing $8.1 million to the MDC/Richmond American Homes Foundation (the “Foundation”), formerly known as the M.D.C. Holdings, Inc. Charitable Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999. In January 2006, the Company contributed to the Foundation 125,562 shares of Common Stock, then valued at $8.1 million, in fulfillment of the 2005 commitment. During 2004, the Company contributed 115,296 shares of Common Stock, then valued at $6.3 million, to the Foundation, and during 2003, contributed 88,989 shares of Common Stock, then valued at $4.0 million, to the Foundation.
     The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors and/or officers of the Company are the trustees of the Foundation, all of whom serve without compensation:

Name	Title
Larry A. Mizel	Trustee, President and Assistant Secretary
Paris G. Reece III	Trustee, Vice President and Secretary
Steven J. Borick	Trustee
Gilbert Goldstein	Trustee
David D. Mandarich	Trustee

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The authority to vote all securities that the Foundation is entitled to vote is vested in the five member board of trustees and voting of the securities is determined by majority vote of the board of trustees. Accordingly, none of the trustees should be considered to beneficially own such securities. As permitted by the Foundation’s Bylaws, the Trustees have established an Investment Committee, consisting of Trustees Borick and Mizel, to supervise the finances of and make investment decisions for the Foundation in furtherance of its purposes. Also as permitted by the Bylaws, the Trustees have established a Donations Committee, consisting of Trustees Borick, Mandarich and Mizel, to supervise donations and make donation decisions for the Foundation in furtherance of its purposes.
17. Subsequent Events
     On January 23, 2006, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend was paid on February 23, 2006 to shareowners of record on February 9, 2006.
18. Supplemental Guarantor Information
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$196,032	$—	$—	$—	$196,032
Investment in and advances to parent and subsidiaries	728,608	1,248	(4,687)	(725,169)	—
Other assets	102,768	162	(222)	—	102,708

	1,027,408	1,410	(4,909)	(725,169)	298,740

Homebuilding
Cash and cash equivalents	—	5,527	11,144	—	16,671
Restricted cash	—	6,742	—	—	6,742
Home sales and other accounts receivable	—	160,028	1,462	(27,220)	134,270
Inventories, net Housing completed or under construction	—	1,266,901	—	—	1,266,901
Land and land under development	—	1,656,198	—	—	1,656,198

Other assets	—	124,777	40,752	(26,000)	139,529

	—	3,220,173	53,358	(53,220)	3,220,311

Financial Services	—	—	265,844	—	265,844

Total Assets	$1,027,408	$3,221,583	$314,293	$(778,389)	$3,784,895

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$152,692	$177	$47	$(27,049)	$125,867
Advances and notes payable — parent and subsidiaries	(1,892,320)	1,876,894	15,426	—	—
Income taxes payable	(181,370)	275,602	8,424	—	102,656
Senior notes, net	996,297	—	—	—	996,297

	(924,701)	2,152,673	23,897	(27,049)	1,224,820

Homebuilding
Accounts payable and accrued liabilities	—	390,057	30,407	—	420,464
Homebuilding Line	—	—	—	—	—

Financial Services	—	—	213,672	(26,170)	187,502

Total Liabilities	(924,701)	2,542,730	267,976	(53,219)	1,832,786

STOCKHOLDERS’ EQUITY	1,952,109	678,853	46,317	(725,170)	1,952,109

Total Liabilities and Stockholders’ Equity	$1,027,408	$3,221,583	$314,293	$(778,389)	$3,784,895

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$389,828	$—	$—	$—	$389,828
Investment in and advances to parent and subsidiaries	552 635	1,246	(3,104)	(550,777)	—
Other assets	85,177	207	(796)	—	84,588

	1,027,640	1,453	(3,900)	(550,777)	474,416

Homebuilding
Cash and cash equivalents	—	5,061	4,709	—	9,770
Restricted cash	—	7,191	—	—	7,191
Home sales and other accounts receivable	—	34,144	1,477	(4,603)	31,018
Inventories, net
Housing completed or under construction	—	851,628	—	—	851,628
Land and land under development	—	1,109,953	—	—	1,109,953
Other assets	—	100,997	29,047	(14,500)	115,544

	—	2,108,974	35,233	(19,103)	2,125,104

Financial Services	—	—	190,524	—	190,524

Total Assets	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$109,550	$130	$48	$(15,550)	$94,178
Advances and notes payable - parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Senior notes, net	746,310	—	—	—	746,310

	(391,181)	1,279,845	18,353	(15,550)	891,467

Homebuilding
Accounts payable and accrued liabilities	—	305,894	19,574	—	325,468

Homebuilding Line	—	—	—	—	—

	—	305,894	19,574	—	325,468

Financial Services	—	—	157,841	(3,553)	154,288

Total Liabilities	(391,181)	1,585,739	195,768	(19,103)	1,371,223

STOCKHOLDERS’ EQUITY	1,418,821	524,688	26,089	(550,777)	1,418,821

Total Liabilities and Stockholders’ Equity	$1,027,640	$2,110,427	$221,857	$(569,880)	$2,790,044

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
Year Ended December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$4,814,019	$7,753	$(1,134)	$4,820,638
Financial services	—	—	62,035	—	62,035
Corporate	1,453	—	34	—	1,487
Equity in earnings of subsidiaries	478,849	—	—	(478,849)	—

Total Revenue	480,302	4,814,019	69,822	(479,983)	4,884,160

COSTS AND EXPENSES
Homebuilding	499	4,080,996	(3,525)	(159,908)	3,918,062
Financial services	—	—	37,305	—	37,305
Corporate	120,030	—	—	—	120,030
Corporate and homebuilding interest	(159,908)	—	—	159,908	—

Total Costs and Expenses	(39,379)	4,080,996	33,780	—	4,075,397

Income before income taxes	519,681	733,023	36,042	(479,983)	808,763
Provision for income taxes	(13,958)	(275,602)	(13,480)	—	(303,040)

NET INCOME	$505,723	$457,421	$22,562	$(479,983)	$505,723

Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$3,944,872	$7,419	$(647)	$3,951,644
Financial services	—	—	56,610	—	56,610
Corporate	789	—	29	—	818
Equity in earnings of subsidiaries	388,307	—	—	(388,307)	—

Total Revenue	389,096	3,944,872	64,058	(388,954)	4,009,072

COSTS AND EXPENSES
Homebuilding	968	3,334,326	1,978	(104,825)	3,232,447
Financial services	—	—	38,127	—	38,127
Corporate	101,584	—	—	—	101,584
Corporate and homebuilding interest	(104,825)	—	—	104,825	—

Total Costs and Expenses	(2,273)	3,334,326	40,105	—	3,372,158

Income before income taxes	391,369	610,546	23,953	(388,954)	636,914
Provision for income taxes	(204)	(236,466)	(9,079)	—	(245,749)

NET INCOME	$391,165	$374,080	$14,874	$(388,954)	$391,165

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
Year Ended December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$2,854,560	$4,948	$(422)	$2,859,086
Financial services	—	—	60,216	—	60,216
Corporate	739	—	29	—	768
Equity in earnings of subsidiaries	206,123	—	—	(206,123)	—

Total Revenue	206,862	2,854,560	65,193	(206,545)	2,920,070

COSTS AND EXPENSES
Homebuilding	843	2,545,552	(57)	(81,131)	2,465,207
Financial services	—	—	31,939	—	31,939
Expenses related to debt redemption	9,315	—	—	—	9,315
Corporate	65,386	—	—	—	65,386
Corporate and homebuilding interest	(81,131)	—	—	81,131	—

Total Costs and Expenses	(5,587)	2,545,552	31,882	—	2,571,847

Income before income taxes	212,449	309,008	33,311	(206,545)	348,223
Provision for income taxes	(220)	(122,788)	(12,986)	—	(135,994)

NET INCOME	$212,229	$186,220	$20,325	$(206,545)	$212,229

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
Year Ended December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$96,191	$(512,323)	$(7,662)	$(1,135)	$(424,929)

Net cash used in investing activities	(7,449)	(15,079)	(361)	—	(22,889)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(521,739)	527,868	(6,129)	—	—
Lines of credits
Advances	1,441,100	—	21,054	—	1,462,154
Principal payments	(1,441,100)	—	—	—	(1,441,100)
Proceeds from senior notes, net	247,605	—	—	—	247,605
Dividend payments	(34,667)	—	—	1,135	(33,532)
Proceeds from exercise of stock options	26,263	—	—	—	26,263

Net cash provided by (used in) financing activities	(282,538)	527,868	14,925	1,135	261,390

Net increase (decrease) in cash and cash equivalents	(193,796)	466	6,902	—	(186,428)
Cash and cash equivalents
Beginning of year	389,828	5,061	6,070	—	400,959

End of year	$196,032	$5,527	$12,972	$—	$214,531

Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$(26,147)	$30,313	$(31,298)	$(647)	$(27,779)

Net cash used in investing activities	(23,358)	(6,198)	(361)	—	(29,917)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	44,719	(22,113)	(22,606)	—	—
Lines of credits
Advances	1,760,500	—	56,238	—	1,816,738
Principal payments	(1,760,500)	—	—	—	(1,760,500)
Proceeds from senior notes, net	246,575	—	—	—	246,575
Dividend payments	(19,271)	—	—	647	(18,624)
Stock repurchases	(6,812)	—	—	—	(6,812)
Proceeds from exercise of stock options	10,989	—	—	—	10,989

Net cash provided by (used in) financing activities	276,200	(22,113)	33,632	647	288,366

Net increase in cash and cash equivalents	226,695	2,002	1,973	—	230,670
Cash and cash equivalents
Beginning of year	163,133	3,059	4,097	—	170,289

End of year	$389,828	$5,061	$6,070	$—	$400,959

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Cash Flows
Year Ended December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$21,846	$(35,725)	$96,623	$(422)	$82,322

Net cash used in investing activities	(2,088)	(3,700)	(997)	—	(6,785)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(21,682)	39,984	(18,302)	—	—
Lines of credits
Advances	2,353,400	—	—	—	2,353,400
Principal payments	(2,353,400)	—	(74,834)	—	(2,428,234)
Senior Notes
Proceeds from issuance	346,148	—	—	—	346,148
Redemption	(175,000)	—	—	—	(175,000)
Premium on redemption	(7,329)	—	—	—	(7,329)
Dividend payments	(12,234)	—	—	422	(11,812)
Stock repurchases	(26,731)	—	—	—	(26,731)
Proceeds from exercise of stock options	17,039	—	—	—	17,039

Net cash provided by (used in) financing activities	120,211	39,984	(93,136)	422	67,481

Net increase in cash and cash equivalents	139,969	559	2,490	—	143,018
Cash and cash equivalents
Beginning of year	23,164	2,500	1,607	—	27,271

End of year	$163,133	$3,059	$4,097	$—	$170,289

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
Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2005.
          Management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of M.D.C. Holdings, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that M.D.C. Holdings, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that M.D.C. Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion thereon.
/s/Ernst & Young LLP
Denver, Colorado
March 2, 2006

Item 9B. Other Information.
None
PART III
Item 10. Directors and Executive Officers of the Registrant.
          The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about April 24, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.
          We will provide to any shareowner or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our chief executive officer and senior financial officers and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 303-977-3451. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our chief executive officer and senior financial officers if such disclosure is required.
          The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference, when filed from the Proxy Statement.
          Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on April 25, 2005.
          The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004 and to this Annual Report on Form 10-K.
Item 11. Executive Compensation.
          Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table provides information at December 31, 2005 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be	Weighted-Average	Common Shares Remaining
	Issued Upon Exercise of	Exercise Price of	Available for Future Issuance Under
	Outstanding Options	Outstanding Options	Equity Compensation Plans
Employee Equity Incentive Plan	999,797	$22.91	none
Equity Incentive Plan	4,343,807	$43.19	2,299,844
Director Stock Option Plan	316,162	$59.86	387,504

Total equity compensation plans approved by shareowners	5,659,766	$40.54	2,687,348

          Please refer to the discussion of the Company’s equity incentive plans in Note 8 to the Company’s Consolidated Financial Statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under the current plans automatically increases.
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
     (a)(2) Financial Statement Schedules.
          All schedules are omitted because they are not applicable, not material, not required or the required information is included in the applicable Consolidated Financial Statements or notes thereto.
     (a)(3) Exhibits.
3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 19, 2003).*

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003).*

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2005). *

10.6	Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2005). *

10.7	Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted).

10.8	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.9	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.10	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.11	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.12	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.13	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.15	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.23	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.24	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.25	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.26	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed February 27, 2003). *

10.27	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed February 27, 2003). *

10.28	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.29	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.30	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.31	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.32	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.33	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.34	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.35	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.36	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.37	Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005.

10.38	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities

LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2004). *
10.39	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2005).*

10.40	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2004). *

10.41	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2005). *

10.42	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.43	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005).*

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 7th day of March, 2006 on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ LARRY A. MIZEL Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	March 7, 2006

/s/ DAVID D. MANDARICH David D. Mandarich	Director, President and Chief Operating Officer	March 7, 2006

/s/ STEVEN J. BORICK Steven J. Borick	Director	March 7, 2006

/s/ GILBERT GOLDSTEIN Gilbert Goldstein	Director	March 7, 2006

/s/ WILLIAM B. KEMPER William B. Kemper	Director	March 7, 2006

/s/ HERBERT T. BUCHWALD Herbert T. Buchwald	Director	March 7, 2006

/s/ DAVID E. BLACKFORD David E. Blackford	Director	March 7, 2006
(A Majority of the Board of Directors)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 19, 2003). *

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado

Exhibit
Number	Description

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

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are

Exhibit
Number	Description

signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2005). *

10.6	Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2005). *

10.7	Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted).

10.8	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.9	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.10	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.11	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.12	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.13	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.15	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

Exhibit
Number	Description

10.17	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.23	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.24	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.25	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.26	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed February 27, 2003). *

10.27	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed February 27, 2003). *

10.28	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.29	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

Exhibit
Number	Description

10.30	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.31	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.32	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.33	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.34	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.35	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.36	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.37	Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005.

10.38	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2004). *

10.39	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2005).*

10.40	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2004). *

10.41	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald

Exhibit
Number	Description

Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2005). *

10.42	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.43	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005).*

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.