Form 10-Q
period 2006-03-31
MDC HOLDINGS INC
filed 2006-05-10
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑           Accelerated Filer ☐           Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2006, 44,932,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

(i)

ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Corporate
Cash and cash equivalents	$142,651	$196,032
Property and equipment, net	29,878	30,660
Deferred income taxes	58,959	54,319
Deferred debt issue costs, net	6,768	6,937
Other assets, net	12,749	10,792

	251,005	298,740

Homebuilding
Cash and cash equivalents	20,290	16,671
Restricted cash	7,649	6,742
Home sales and other accounts receivable	80,016	134,270
Inventories, net
Housing completed or under construction	1,346,057	1,266,901
Land and land under development	1,814,612	1,656,198
Prepaid expenses and other assets, net	149,358	139,529

	3,417,982	3,220,311

Financial Services
Cash and cash equivalents	2,798	1,828
Mortgage loans held in inventory	190,437	237,376
Other assets, net	16,901	26,640

	210,136	265,844

Total Assets	$3,879,123	$3,784,895

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$89,302	$117,767
Income taxes payable	82,924	102,656
Related party liabilities	1,600	8,100
Senior notes, net	996,391	996,297

	1,170,217	1,224,820

Homebuilding
Accounts payable	192,770	203,592
Accrued liabilities	212,658	216,872
Line of credit	100,000	—

	505,428	420,464

Financial Services
Accounts payable and accrued liabilities	22,730	30,970
Line of credit	125,540	156,532

	148,270	187,502

Total Liabilities	1,823,915	1,832,786

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 44,928,000 and 44,915,000 shares issued and outstanding, respectively, at March 31, 2006 and 44,642,000 and 44,630,000 shares issued and outstanding, respectively, at December 31, 2005	449	447
Additional paid-in capital	741,003	722,291
Retained earnings	1,317,175	1,232,971
Unearned restricted stock	(2,231)	(2,478)
Accumulated other comprehensive loss	(622)	(622)
Less treasury stock, at cost; 13,000 and 12,000 shares, respectively, at March 31, 2006 and December 31, 2005	(566)	(500)

Total Stockholders’ Equity	2,055,208	1,952,109

Total Liabilities and Stockholders’ Equity	$3,879,123	$3,784,895

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
REVENUE

Homebuilding	$1,124,854	$921,330
Financial services	17,408	11,598
Corporate	432	988

Total Revenue	1,142,694	933,916

COSTS AND EXPENSES

Homebuilding	951,085	758,820
Financial services	9,095	8,751
Corporate	28,357	30,316
Related party expenses	1,676	100

Total Costs and Expenses	990,213	797,987

Income before income taxes	152,481	135,929
Provisions for income taxes	(57,060)	(51,298)

NET INCOME	$95,421	$84,631

EARNINGS PER SHARE

Basic	$2.13	$1.95

Diluted	$2.08	$1.86

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	44,820	43,458

Diluted	45,970	45,564

DIVIDENDS DECLARED PER SHARE	$0.25	$0.15

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$95,421	$84,631
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred marketing costs	9,085	6,766
Depreciation and amortization of long-lived assets	4,543	3,228
Amortization of debt discount	94	82
Deferred income taxes	(4,640)	(1,334)
Stock-based compensation expense	3,947	657
Excess tax benefits from stock-based compensation	(1,192)	—
Net changes in assets and liabilities
Home sales and other accounts receivable	54,254	(14,015)
Housing completed or under construction	(79,156)	(52,846)
Land and land under development	(158,414)	(197,287)
Prepaid expenses and other assets	(22,710)	(14,456)
Mortgage loans held in inventory	46,939	62,848
Accounts payable and accrued liabilities	(63,731)	671
Restricted cash	(907)	(825)
Other, net	8,024	3,547

Net cash used in operating activities	(108,443)	(118,333)

INVESTING ACTIVITIES

Net purchase of property and equipment	(1,638)	(4,663)

FINANCING ACTIVITIES
Lines of credit
Advances	354,800	—
Principal payments	(285,792)	(60,667)
Excess tax benefits from stock-based compensation	1,192	—
Dividend payments	(11,217)	(6,509)
Proceeds from exercise of stock options	2,306	8,031

Net cash provided by (used in) financing activities	61,289	(59,145)

Net decrease in cash and cash equivalents	(48,792)	(182,141)
Cash and cash equivalents
Beginning of period	214,531	400,959

End of period	$165,739	$218,818

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation
     The Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2006 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain years’ prior balances have been reclassified to conform to the current year’s presentation.
     The Company has experienced, and expects to continue to experience, significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed increases substantially during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, the Company has experienced, and expects to continue to experience, seasonality in the financial services operations because loan originations correspond with the closing of homes in the homebuilding operations. The Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
2. Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS 133 to interest in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The Company is currently evaluating the impact, if any, that SFAS 155 will have on its financial position, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact, if any, that SFAS 156 will have on its financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
3. Stock-Based Compensation
     Stock-Based Compensation Policy — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated annual forfeiture rate and recognizes the compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the option vesting term of up to seven years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payment awards for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Additionally, upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows.
     As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended March 31, 2006 were $3.0 million and $1.9 million lower, respectively, or $0.7 per basic and diluted share, than if the Company had continued to account for share-based payment awards under APB 25. The Company has recorded all stock-based compensation expense to general and administrative expenses for each of the Company’s segments included in Note 10.
     Pro Forma Disclosures Pursuant to SFAS 123 — Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards. As the Company has only granted stock options with exercise prices that are equal to or greater than the fair market value of the Company’s common stock on the date of grant through December 31, 2005, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards granted prior to January 1, 2006. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vesting term. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards in the three months ended March 31, 2005 (in thousands, except per share amounts).

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended
March 31, 2005
Net income, as reported	$84,631
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(2,421)

Pro forma net income	$82,210

Earnings per share
Basic as reported	$1.95

Basic pro forma	$1.89

Diluted as reported	$1.86

Diluted pro forma	$1.80

     Determining Fair Value of Share-Based Awards — As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Company’s Financial Officer and General Counsel (collectively, the “Executives”); (2) non-executive employees; and (3) non-employee members of the Company’s board of directors (“Directors”). The Company has used the Black-Scholes option pricing model to value stock options for each of these populations.
     The fair values for stock options granted during the three months ended March 31, 2006 and 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values. These assumptions were used for the stock options granted only to non-executive employees during the three months ended March 31, 2006 and 2005. No stock option awards were granted during these periods to Executives or Directors.

	Three Months
	Ended March 31,
	2006		2005
Weighted-average grant date fair value		$22.94		$33.50
Expected volatility		46.4%		45.2%
Risk-free interest rate		4.7%		3.9%
Dividend yield rate		1.2%		0.8%
Expected lives of options	3.8	yrs.	6.0	yrs.
     The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and are derived primarily from historical exercise patterns.
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Additionally, in accordance with SFAS 123(R), the Company has estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested as of December 31, 2005 in determining the number of awards expected to vest in the

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
future. The Company estimated the annual forfeiture rate to be 25% for share-based payment awards granted to non-executive employees and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Stock Option Award Activity - Option activity under the Company’s option plans at March 31, 2006 and changes during the three months ended March 31, 2006 were as follows.

			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Life	Value (in
	Shares	Exercise Price	(in years)	thousands)
Outstanding at December 31, 2005	5,659,766	$40.54
Granted	5,000	$61.19
Exercised	(105,694)	$21.82
Cancelled	(55,049)	$55.88

Outstanding at March 31, 2006	5,504,023	$40.76	6.66	$129,596

     The following table summarizes information concerning stock options exercisable, as well as options vested and expected to vest for the previously discussed Executives, non-executive employees and Directors at March 31, 2006.

	Vested and Expected to Vest at March 31, 2006
			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Life	Value (in
	Shares	Exercise Price	(in years)	thousands)
Executives	3,875,815	$36.24
Non-Executive Employees	593,911	$43.15
Directors	303,325	$61.41

Total	4,773,051	$38.70	6.52	$115,802

	Exercisable at March 31, 2006
			Weighted-Average
			Remaining	Aggregate Intrinsic
	Number of	Weighted-Average	Contractual Life	Value (in
	Shares	Exercise Price	(in years)	thousands)
Executives	1,449,699	$19.53
Non-Executive Employees	200,311	$21.28
Directors	303,325	$61.41

Total	1,953,335	$26.21	5.36	$74,422

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes information concerning outstanding and exercisable options at March 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$7.92 - $23.77	2,265,820	4.66	$19.96	1,570,863	$19.32
$23.78 - $31.69	290,190	2.07	$26.67	86,471	$27.17
$31.70 - $47.53	946,663	7.61	$44.33	73,501	$41.02
$47.54 - $71.30	1,859,350	9.12	$63.60	97,500	$57.66
$71.31 - $79.22	142,000	9.49	$78.70	125,000	$78.89

Total	5,504,023	6.66	$40.76	1,953,335	$26.21

     The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised and total fair value of options vested during the three months ended March 31, 2006 was $4.4 million and $294,000 respectively.
     Total stock-based compensation expense relating to stock options granted by the Company was $3.0 million for the three months ended March 31, 2006. As of March 31, 2006, $45.0 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 4.4 years.
     Cash received from stock option exercises was $2.3 million and the actual tax benefit realized for the tax deduction from these option exercises totaled $1.2 million for the three months ended March 31, 2006.
     Restricted and Unrestricted Stock Award Activity - Non-vested restricted stock awards at March 31, 2006 and changes during the three months ended March 31, 2006 were as follows.

	Number of	Weighted-Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2005	43,312	$57.16
Granted	31,851	$64.58
Vested	(17,365)	$60.94
Forfeited	(789)	$63.45

Non-vested at March 31, 2006	57,009	$60.07

     Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $0.9 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $2.6 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized as an expense by the Company in the future over a weighted-average period of 3.2 years.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
4. Equity Incentive Plans
     A summary of the Company’s equity incentive plans follows:
     Employee Equity Incentive Plans — In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant and vest over periods of up to four years and expire within six years. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.
     Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provided for an initial authorization of 2,000,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Equity Incentive Plan as of each succeeding annual anniversary of the date the Equity Incentive Plan was adopted. In April 2003, an additional 1,000,000 shares (also subject to adjustment for stock dividends and stock splits) were authorized for issuance by vote of the Company’s shareowners. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock bonuses and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the common stock on the date the incentive stock option is granted. Non-qualified option awards generally vest over periods of up to seven years and expire in ten years. Restricted stock awards are granted with vesting terms of up to four years.
     Director Equity Incentive Plan — Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee Directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 500,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan as of each succeeding annual anniversary of the date the Director Stock Option Plan was adopted. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of MDC common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
5. Balance Sheet Components
     The following tables set forth information relating to corporate and homebuilding accounts payable and accrued liabilities (in thousands).

	March 31,	December 31,
	2006	2005
Corporate
Accrued bonuses	$13,481	$47,850
Accrued interest payable	20,496	13,027
Warranty reserves	10,707	10,693
Accrued legal expenses	9,074	7,908
Accrued pension liability	11,987	11,687
Accrued employee benefits	15,301	19,035
Other accounts payable and accrued liabilities	8,256	7,567

Total Corporate	$89,302	$117,767

	March 31,	December 31,
	2006	2005
Homebuilding
Accounts payable
Construction accounts payable	$188,973	$195,803
Non-construction accounts payable	3,797	7,789

Total accounts payable	192,770	203,592

Accrued liabilities
Warranty reserves	$74,906	$71,545
Customer and escrow deposits	50,261	56,186
Accrued compensation and related expense	25,107	32,656
Insurance reserves	33,888	32,166
Other accrued liabilities	28,496	24,319

Total accrued liabilities	212,658	216,872

Total Homebuilding accounts payable and accrued liabilities	$405,428	$420,464

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
6. Earnings Per Share
     Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2006	2005
Basic Earnings Per Share
Net income	$95,421	$84,631

Basic weighted-average shares outstanding	44,820	43,458

Per share amounts	$2.13	$1.95

Diluted Earnings Per share
Net income	$95,421	$84,631

Basic weighted-average shares outstanding	44,820	43,458
Stock options, net	1,150	2,106

Diluted weighted-average shares outstanding	45,970	45,564

Per share amounts	$2.08	$1.86

7. Interest Activity
     The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active development and through the completion of construction of its homebuilding inventories. All corporate and homebuilding interest incurred was capitalized during the three months ended March 31, 2006 and 2005. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 10.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months
	Ended March 31,
	2006	2005
Total Interest Incurred

Corporate and homebuilding	$14,837	$10,815
Financial services	1,964	484

Total interest incurred	$16,801	$11,299

Corporate/Homebuilding Interest Capitalized

Interest capitalized in homebuilding inventory, beginning of period	$41,999	$24,220
Interest incurred	14,837	10,815
Previously capitalized interest included in home cost of sales	(9,614)	(7,294)

Interest capitalized in homebuilding inventory, end of period	$47,222	$27,741

Financial Services Net Interest Income

Interest income	$2,820	$1,011
Interest expense	(1,964)	(484)

Net interest income	$856	$527

8. Warranty Reserves
     Warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of the reserve. Warranty reserves are included in corporate accounts payable and accrued liabilities and homebuilding accrued liabilities in the Consolidated Balance Sheets, and totaled $85.6 million and $82.2 million, respectively, at March 31, 2006 and December 31, 2005, respectively. In addition, the reserves include additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty activity for the three months ended March 31, 2006 is shown below (in thousands).

Warranty reserve balance at December 31, 2005	$82,238
Warranty expense provision	11,496
Warranty cash payments, net	(8,121)

Warranty reserve balance at March 31, 2006	$85,613

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
9. Insurance Reserves
     The Company records expenses and liabilities for costs to cover self-insurance and deductible amounts under the Company’s insurance policies and for any estimated outstanding losses and loss adjustment expenses associated with claims in excess of coverage limits or not covered by insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances, which include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted and changing regulatory and legal environments.
     The following table summarizes the insurance activity for the three months ended March 31, 2006 (in thousands).

Insurance reserve balance at beginning of period	$32,166
Insurance expense provisions	2,562
Insurance cash payments, net	(840)

Insurance reserve balance at end of period	$33,888

10. Information on Business Segments
     The Company operates in two business segments — homebuilding and financial services. Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-making group to evaluate performance and make operating decisions. The Company identified its chief operating decision-makers as the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. These executives review the financial position and results of operations for the homebuilding and financial services business segments.
     Corporate general and administrative expenses consist principally of salaries and other administrative expenses that are not identifiable to a specific segment. Transfers between segments are recorded at cost. Identifiable segment assets are shown on the face of the Consolidated Balance Sheets.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Included in homebuilding general and administrative expenses are supervisory fees charged by MDC to both of the Company’s operating segments. Supervisory fees represent costs incurred by the Company’s corporate operations associated with certain departments which support the Company’s segment operations. Supervisory fees included in general and administrative expense for the homebuilding segment were $10.8 million and $7.3 million for the three months ended March 31, 2006 and 2005, respectively. Supervisory fees included in general and administrative expense for the financial services segment were $122,000 for each of the three months ended March 31, 2006 and 2005.
     A summary of the Company’s business segments is shown below (in thousands).

	Three Months
	Ended March 31,
	2006	2005
Homebuilding
Revenue
Home sales	$1,119,308	$916,831
Land sales	1,837	1,296
Other revenue	3,709	3,203

Total Homebuilding Revenue	1,124,854	921,330

Home cost of sales	814,589	656,780
Land cost of sales	2,374	790
Marketing expenses	29,035	22,318
Commission expenses	32,843	25,846
General and administrative expenses	72,244	53,086

Total Homebuilding Expenses	951,085	758,820

Homebuilding Operating Profit	173,769	162,510

Financial Services
Revenue
Net interest income	856	527
Broker origination fees	2,080	2,168
Gain on sale of mortgage loans, net	13,027	7,898
Other revenue	1,445	1,005

Total Financial Services Revenue	17,408	11,598
General and Administrative Expenses	9,095	8,751

Financial Services Operating Profit	8,313	2,847

Total Operating Profit	182,082	165,357

Corporate
Interest and other revenues	432	988
General and administrative expenses	(28,357)	(30,316)
Related party expenses	(1,676)	(100)

Net Corporate Expenses	(29,601)	(29,428)

Income Before Income Taxes	$152,481	$135,929

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
11. Other Comprehensive Income
     Total other comprehensive income includes net income plus unrealized gains or losses on securities available for sale and minimum pension liability adjustments which have been reflected as a component of stockholders’ equity and have not affected net income and consolidated net income. The Company’s other comprehensive income was $95.4 million and $84.6 million for the three months ended March 31, 2006 and 2005, respectively.
12. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2006, MDC had issued and outstanding performance bonds and letters of credit totaling $421.5 million and $94.1 million, respectively, including $29.0 million in letters of credit issued by HomeAmerican Mortgage Corporation (“HomeAmerican”), a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
13. Lines of Credit and Total Debt Obligations
     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, the Company amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.250 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.750 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR with a spread from LIBOR, which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2006, the Company had $100.0 million of borrowings and $65.1 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2006, $125.5 million was borrowed and an additional $15.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of this Form 10-Q.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The Company’s debt obligations at March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31,	December 31,
	2006	2005
7% Senior Notes due 2012	$148,855	$148,821
5 1/2% Senior Notes due 2013	349,297	349,276
5 3/8% Medium Term Senior Notes due 2014	248,564	248,532
5 3/8% Medium Term Senior Notes due 2015	249,675	249,668

Total Senior Notes	996,391	996,297
Homebuilding Line	100,000	—

Total Corporate and Homebuilding Debt	1,096,391	996,297
Mortgage Line	125,540	156,532

Total Debt	$1,221,931	$1,152,829

14. Related Party Transactions
     During the first quarter of 2006, the Company accrued $1.6 million of contributions to be made to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999.
15. Income Taxes
     The Company’s overall effective income tax rates were 37.4% and 37.7% for the three months ended March 31, 2006 and 2005, respectively.
16. Subsequent Events
     On April 27, 2006, the Company amended the Certificate of Incorporation, as authorized by the Company’s shareowners on April 24, 2006, thereby increasing the number of authorized shares of the Company’s common stock from 100 million shares to 250 million shares.
17. Supplemental Guarantor Information
     The Company’s senior notes and Homebuilding Line are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”).
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.
     Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) include:
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
March 31, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$142,651	$—	$—	$—	$142,651
Investment in and advances to parent and subsidiaries	358,376	599	(13,027)	(345,948)	—
Other assets	108,326	146	(118)	—	108,354

	609,353	745	(13,145)	(345,948)	251,005

Homebuilding
Cash and cash equivalents	—	7,496	12,794	—	20,290
Restricted cash	—	7,649	—	—	7,649
Home sales and other accounts receivable	—	94,789	1,383	(16,156)	80,016
Inventories, net
Housing completed or under construction	—	1,346,057	—	—	1,346,057
Land and land under development	—	1,814,612	—	—	1,814,612
Other assets	—	133,943	41,415	(26,000)	149,358

	—	3,404,546	55,592	(42,156)	3,417,982

Financial Services	—	—	210,136	—	210,136

Total Assets	$609,353	$3,405,291	$252,583	$(388,104)	$3,879,123

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$117,708	$195	$48	$(27,049)	$90,902
Advances and notes payable — parent and subsidiaries	(2,693,089)	2,676,938	16,151	—	—
Income taxes payable	33,135	45,216	4,573	—	82,924
Senior notes, net	996,391	—	—	—	996,391

	(1,545,855)	2,722,349	20,772	(27,049)	1,170,217

Homebuilding
Accounts payable and accrued liabilities	—	374,095	31,333	—	405,428
Homebuilding Line	100,000	—	—	—	100,000

	100,000	374,095	31,333	—	505,428

Financial Services	—	—	163,375	(15,105)	148,270

Total Liabilities	(1,445,855)	3,096,444	215,480	(42,154)	1,823,915

STOCKHOLDERS’ EQUITY	2,055,208	308,847	37,103	(345,950)	2,055,208

Total Liabilities and Stockholders’ Equity	$609,353	$3,405,291	$252,583	$(388,104)	$3,879,123

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$196,032	$—	$—	$—	$196,032
Investment in and advances to parent and subsidiaries	728,608	1,248	(4,687)	(725,169)	—
Other assets	102,768	162	(222)	—	102,708

	1,027,408	1,410	(4,909)	(725,169)	298,740

Homebuilding
Cash and cash equivalents	—	5,527	11,144	—	16,671
Restricted cash	—	6,742	—	—	6,742
Home sales and other accounts receivable	—	160,028	1,462	(27,220)	134,270
Inventories, net
Housing completed or under construction	—	1,266,901	—	—	1,266,901
Land and land under development	—	1,656,198	—	—	1,656,198
Other assets	—	124,777	40,752	(26,000)	139,529

	—	3,220,173	53,358	(53,220)	3,220,311

Financial Services	—	—	265,844	—	265,844

Total Assets	$1,027,408	$3,221,583	$314,293	$(778,389)	$3,784,895

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$152,692	$177	$47	$(27,049)	$125,867
Advances and notes payable — parent and subsidiaries	(1,892,320)	1,876,894	15,426	—	—
Income taxes payable	(181,370)	275,602	8,424	—	102,656
Senior notes, net	996,297	—	—	—	996,297

	(924,701)	2,152,673	23,897	(27,049)	1,224,820

Homebuilding
Accounts payable and accrued liabilities	—	390,057	30,407	—	420,464
Homebuilding Line	—	—	—	—	—

	—	390,057	30,407	—	420,464

Financial Services	—	—	213,672	(26,170)	187,502

Total Liabilities	(924,701)	2,542,730	267,976	(53,219)	1,832,786

STOCKHOLDERS’ EQUITY	1,952,109	678,853	46,317	(725,170)	1,952,109

Total Liabilities and Stockholders’ Equity	$1,027,408	$3,221,583	$314,293	$(778,389)	$3,784,895

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,123,736	$1,492	$(374)	$1,124,854
Financial services	—	—	17,408	—	17,408
Corporate	422	—	10	—	432
Equity in earnings of subsidiaries	82,798	—	—	(82,798)	—

Total Revenue	83,220	1,123,736	18,910	(83,172)	1,142,694

COSTS AND EXPENSES
Homebuilding	(199)	1,002,635	(1,832)	(49,519)	951,085
Financial services	—	—	9,095	—	9,095
Corporate	30,033	—	—	—	30,033
Corporate and homebuilding interest	(49,519)	—	—	49,519	—

Total Costs and Expenses	(19,685)	1,002,635	7,263	—	990,213

Income before income taxes	102,905	121,101	11,647	(83,172)	152,481
Provision for income taxes	(7,484)	(45,216)	(4,360)	—	(57,060)

NET INCOME	$95,421	$75,885	$7,287	$(83,172)	$95,421

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$919,893	$1,661	$(224)	$921,330
Financial services	—	—	11,598	—	11,598
Corporate	978	—	10	—	988
Equity in earnings of subsidiaries	83,073	—	—	(83,073)	—

Total Revenue	84,051	919,893	13,269	(83,297)	933,916

COSTS AND EXPENSES
Homebuilding	179	790,844	784	(32,987)	758,820
Financial services	—	—	8,751	—	8,751
Corporate	30,416	—	—	—	30,416
Corporate and homebuilding interest	(32,987)	—	—	32,987	—

Total Costs and Expenses	(2,392)	790,844	9,535	—	797,987

Income before income taxes	86,443	129,049	3,734	(83,297)	135,929
Provision for income taxes	(1,812)	(48,053)	(1,433)	—	(51,298)

NET INCOME	$84,631	$80,996	$2,301	$(83,297)	$84,631

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Cash Flows
(In thousands)
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$202,693	$(353,014)	$42,251	$(373)	$(108,443)

Net cash used in investing activities	(684)	(929)	(25)	—	(1,638)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(347,298)	355,912	(8,614)	—	—
Lines of credits
Advances	354,800	—	—	—	354,800
Principal payments	(254,800)	—	(30,992)	—	(285,792)
Excess tax benefit from stock- based compensation	1,192				1,192
Dividend payments	(11,590)	—	—	373	(11,217)
Proceeds from exercise of stock options	2,306	—	—	—	2,306

Net cash provided by (used in) financing activities	(255,390)	355,912	(39,606)	373	61,289

Net increase (decrease) in cash and cash equivalents	(53,381)	1,969	2,620	—	(48,792)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	—	214,531

End of period	$142,651	$7,496	$15,592	$—	$165,739

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$200,681	$(386,823)	$68,033	$(224)	$(118,333)

Net cash used in investing activities	(1,602)	(2,953)	(108)	—	(4,663)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(384,889)	390,441	(5,552)	—	—
Lines of credits
Advances	—	—	—	—	—
Principal payments	—	—	(60,667)	—	(60,667)
Proceeds from senior notes, net	—	—	—	—	—
Dividend payments	(6,733)	—	—	224	(6,509)
Proceeds from exercise of stock options	8,031	—	—	—	8,031

Net cash provided by (used in) financing activities	(383,591)	390,441	(66,219)	224	(59,145)

Net increase (decrease) in cash and cash equivalents	(184,512)	665	1,706	—	(182,141)
Cash and cash equivalents
Beginning of period	389,828	5,061	6,070	—	400,959

End of period	$205,316	$5,726	$7,776	$—	$218,818

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2005.
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” In addition, our financial services segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. We provide title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in certain of our markets.
EXECUTIVE SUMMARY
     The Company closed 3,198 homes during the three months ended March 31, 2006, compared with 3,158 during the same period in 2005. Our net income increased 12.7% to $95.4 million during the first quarter of 2006, compared with $84.6 million during the same period in 2005, and our consolidated revenue increased 22.4% to $1.1 billion for the three months ended March 31, 2006, compared with $933.9 million for the three months ended March 31, 2005.
     Beginning in the second half of 2005 and through the first four months of 2006, we have seen demand for new homes weaken in most of the markets in which we operate. Among the factors contributing to these market conditions are: uncertainty surrounding Federal Reserve policy on interest rates; increases in the cost of living, particularly higher energy costs; fluctuations in consumer confidence; reduced affordability of new homes; and homebuyer concerns about home price appreciation. As a result, in general, we have seen what appear to be speculative buyers exiting the new home market, increased supplies of new and existing homes for sale, moderating home price appreciation, higher incentives offered by our competition, reduced home orders per active subdivision and increased order cancellations.
     The level of our success in 2006 will depend largely on our ability to generate net home orders in this environment over the balance of the year as we attempt to maximize our returns on homes we close during the year. Therefore, in response to these challenging market conditions, we have continued to modify and strengthen our sales and marketing strategies to address the specific needs and concerns of each submarket and subdivision. In many cases, this has required increases in the level of incentives we offer as a means of generating homebuyer interest and minimizing order cancellations. These incentives may reduce our selling prices on new home orders and will impact adversely our Home Gross Margins (as defined below). A continued slowdown in net home orders could have a greater negative impact on our Home Gross Margins and net income during the year. See “Forward-Looking Statements” below.

     We have continued to maintain a high level of cash and borrowing capacity, reaching $1.27 billion at March 31, 2006, to support the growth of our business and to pursue opportunities that we believe will be presented by these changing market conditions. We reached this current capacity by increasing the commitment under our five-year, unsecured credit facility by 18% to $1.25 billion, with the ability to further increase this amount to $1.75 billion, subject to increases in bank commitments. This gives us the flexibility to allocate capital with the objective of producing the highest risk-adjusted returns. Consistent with this objective, during the first quarter, we continued to reallocate our financial and human capital away from Texas to markets such as Utah, where recently we acquired certain assets of Salisbury Homes to strengthen our position in one of our fastest growing markets. See “Forward-Looking Statements” below.
     We remain focused on seeking to maintain approximately a two-year supply of lots to avoid overexposure to any single sub-market and to create flexibility to react to changes in market conditions. We prefer to acquire finished lots using rolling options or in phases for cash. However, we will purchase land assets or acquire entitled land for development into finished lots when we determine that the risk is justified. We continue to closely monitor the number of lots we control and the estimated returns from the sale of homes on those lots to confirm that our supply of lots and risk-adjusted returns are consistent with our operating strategy. As a result of this on-going evaluation, during the first quarter of 2006, we experienced an increase in write-offs of deposits and capitalized costs associated with lot option contracts which we chose not to exercise.
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
     The accounting policies and estimates which we believe are critical and require the use of complex judgment in their application are those related to (1) stock-based compensation; (2) homebuilding inventory valuation; (3) estimates to complete land development and home construction; (4) warranty costs; (5) revenue recognition; and (6) land options. With the exception of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), our other critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS 123(R) and have included it as a critical accounting estimate and policy given the significant judgment and estimates required when applying SFAS 123(R). See Note 3 to the Unaudited Consolidated Financial Statements for a further discussion on share-based payment awards.
     Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes making estimates and judgments associated with the (1) expected stock option life; (2) expected volatility; (3) risk-free interest rate; and (4) dividend yield rate.
     The expected volatility is based on the historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our historical and expected dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns.
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. Additionally, in accordance with SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested as of December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate to be 25% for share-based payment awards granted to non-executive employees and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience.
RESULTS OF OPERATIONS
Consolidated Results
     The following discussion for both consolidated results of operations and segment results refers to the three months ended March 31, 2006, compared with March 31, 2005. The table below summarizes our results of operations (dollars in thousands, except per share amounts).

	Three Months
	Ended March 31,		Change
	2006	2005	Amount	%
Revenue	$1,142,694	$933,916	$208,778	22%
Income Before Income Taxes	$152,481	$135,929	$16,552	12%
Net Income	$95,421	$84,631	$10,790	13%
Earnings Per Share:
Basic	$2.13	$1.95	$0.18	9%
Diluted	$2.08	$1.86	$0.22	12%
     Revenue for the three months ended March 31, 2006 increased by 22% from the first quarter of 2005, primarily due to a 21% increase in the average selling price of homes closed. Income before income taxes rose $16.6 million in the first quarter of 2006, compared with 2005, primarily due to increases in homebuilding and financial services operating profits.

Homebuilding Segment
     The tables below set forth information relating to our homebuilding segment (dollars in thousands).

	Three Months
	Ended March 31,		Change
	2006	2005	Amount	%
Home Sales Revenue	$1,119,308	$916,831	$202,477	22%
Operating Profit	$173,769	$162,510	$11,259	7%
Average Selling Price Per Home Closed	$350.0	$290.3	$59.7	21%
Cancellation Rate	31.0%	20.2%	10.8%
Home Gross Margins	27.2%	28.4%	-1.2%

Orders For Homes, net (units)
Arizona	919	1,152	(233)	-20%
California	544	531	13	2%
Colorado	451	664	(213)	-32%
Delaware Valley	39	43	(4)	-9%
Florida	272	320	(48)	-15%
Illinois	44	29	15	52%
Maryland	152	145	7	5%
Nevada	779	750	29	4%
Texas	67	321	(254)	-79%
Utah	339	248	91	37%
Virginia	194	343	(149)	-43%

Total	3,800	4,546	(746)	-16%

Homes Closed (units)
Arizona	778	796	(18)	-2%
California	464	386	78	20%
Colorado	399	448	(49)	-11%
Delaware Valley	31	—	31	N/A
Florida	252	295	(43)	-15%
Illinois	36	5	31	N/A
Maryland	74	74	—	0%
Nevada	675	609	66	11%
Texas	139	165	(26)	-16%
Utah	173	168	5	3%
Virginia	177	212	(35)	-17%

Total	3,198	3,158	40	1%

	March 31,	December 31,	March 31,
	2006	2005	2005
Backlog (units)
Arizona	2,240	2,099	2,499
California	845	765	952
Colorado	629	577	908
Delaware Valley	189	181	66
Florida	619	599	663
Illinois	88	80	42
Maryland	329	251	296
Nevada	1,127	1,023	887
Texas	166	238	412
Utah	504	338	369
Virginia	398	381	799

Total	7,134	6,532	7,893

Backlog Estimated Sales Value	$2,700,000	$2,440,000	$2,430,000

Estimated Average Selling Price of Homes in Backlog	$378.5	$373.5	$307.9

Active Subdivisions
Arizona	58	54	42
California	42	34	28
Colorado	50	57	55
Delaware Valley	8	7	4
Florida	26	19	18
Illinois	7	8	4
Maryland	15	11	14
Nevada	41	43	34
Texas	18	21	24
Utah	21	18	18
Virginia	25	20	24

Total	311	292	265

Average for quarter ended	299	287	252

     Home Sales Revenue — Home sales revenue increased 22% during the three months ended March 31, 2006, compared with the first quarter of 2005, primarily due to a 21% increase in the average selling price of homes closed.
     Homes Closed — Our home closings were relatively constant in the first quarter of 2006, compared with the same period in 2005. In our California and Nevada markets, we closed 1,139 homes during the three months ended March 31, 2006, compared with 995 homes closed for the same period in 2005. The increases in California and Nevada primarily were due to having more homes in Backlog under construction at the beginning of the 2006 first quarter than at the beginning of 2005. In our Colorado, Florida and Virginia markets, we closed 828 homes during the three months ended March 31, 2006, compared with 955 homes for the same period in 2005. In Colorado, homes closed decreased primarily due to increased competition for new home orders, as well as fewer homes in Backlog at the beginning of the 2006 first quarter. In Virginia and Florida, we closed fewer homes primarily due to increases in home order cancellations, as discussed below, as well as having fewer homes in Backlog at the beginning of the first quarter of 2006, compared with the beginning of 2005.

     Average Selling Prices Per Home Closed - During the first quarter of 2006, we experienced a 21% increase in the average selling price, compared with the same period in 2005, as the average selling prices increased in all of our markets except Illinois. Increases were most notable in Maryland, Virginia and Florida, where the average selling price for homes closed increased in excess of $110,000, primarily due to a combination of home price appreciation, as well as changes in product mix. Approximately 25% of our total homes closed for the three months ended March 31, 2006 and 2005 were in Arizona, where we experienced an $81,900 increase in average selling price during the first quarter of 2006, primarily due to home price appreciation experienced in this market during 2004 and 2005. Additionally, we closed an additional 78 homes in our California markets during the first quarter of 2006, compared with the first quarter of 2005, where the average selling price per home closed exceeded the Company average by more than $180,000.
     The following table displays our average selling price per home closed, by market (in thousands).

	Three Months Ended March 31,		Change
	2006	2005	Amount	%
Arizona	$285.2	$203.3	$81.9	40%
California	533.3	518.5	14.8	3%
Colorado	296.5	282.5	14.0	5%
Delaware Valley	412.0	—	N/A	N/A
Florida	297.7	186.4	111.3	60%
Illinois	363.3	401.9	(38.6)	-10%
Maryland	570.3	423.7	146.6	35%
Nevada	323.1	288.8	34.3	12%
Texas	169.0	155.1	13.9	9%
Utah	260.7	212.9	47.8	22%
Virginia	596.2	484.2	112.0	23%
Company average	$350.0	$290.3	$59.7	21%
     Home Gross Margins — We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and a reserve for warranty expense) as a percent of home sales revenue. Home Gross Margins were 27.2% during the first quarter of 2006, compared with 28.4% during the same period in 2005. This decrease primarily is attributable to reduced Home Gross Margins in our Nevada and California markets, offset in part by an increase in our Arizona markets. Home Gross Margins in Nevada decreased, primarily due to increases in the cost of land and construction materials used in building new homes. In addition, our Home Gross Margins in California moderated from the levels achieved in the first quarter of 2005, due in part to the earlier close-out of certain high margin subdivisions. In Arizona, Home Gross Margins increased, primarily resulting from an increase in the average selling price of homes closed.
     Future Home Gross Margins may be impacted by, among other things: (1) increased competition, which could affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in our markets, particularly Nevada, California and Arizona; (6) the impact of us being able to sell mortgage loans on a timely basis given the increase in low or no down payment products being offered by HomeAmerican, as this may affect the timing of recognizing the profit on homes closed that do not qualify for the full accrual method as defined in SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.
     Orders for Homes — During the three months ended March 31, 2006, we received 3,800 net home orders, compared with 4,546 net home orders for the same period in 2005. This order decrease was most notable in our Texas market, which is consistent with our decision not to purchase additional lots in this market. Additionally, we received 1,385 net home orders during the three months ended March 31, 2006 in Arizona, Florida and Virginia, compared with 1,815 net home orders in these markets during the same period in 2005. These declines primarily resulted from reductions in the number of gross home orders received per active subdivision from record first quarter order levels in 2005, combined with significant increases in home order cancellations, as discussed below. Additionally in Virginia, the number of average active subdivisions declined in the 2006 first quarter, compared with the same period in 2005. In Colorado, net home orders decreased as a result of increased competition, as well as an increase in cancellations as discussed below. These decreases were offset in part by an increase of 37% in net home orders in Utah during the first quarter of 2006, compared with the same period in 2005, primarily attributable to continued strong demand for new homes in this market.
     Cancellation Rate — We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 31.0% and 20.2% for the three months ended March 31, 2006 and 2005, respectively. Cancellation Rates during the first quarter of 2006, compared with the first quarter of 2005, increased significantly in certain markets, most notably Virginia, Arizona, California and Florida. The increases in Cancellation Rates in these markets has resulted primarily from what appears to be an exit of speculators from the new home market, an increased supply of homes on the market which has made it more difficult for homebuyers to sell their existing homes, slower home price appreciation levels, increased incentives being offered which homebuyers in Backlog did not receive at the time of placing their home order, and other factors related to higher mortgage interest rates. Additionally, in Colorado, an increased supply of homes available to be purchased resulted in an elevated number of order cancellations from prospective homebuyers who were unable to sell their existing home in a more competitive sales environment.
     Backlog — We define “Backlog” as homes under contract but not yet delivered. At March 31, 2006 and 2005, we had 7,134 and 7,893 homes in Backlog, respectively. Because our Backlog equals total home orders less home order cancellations and homes closed, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. Although the number of homes in Backlog decreased approximately 10% from March 31, 2005, higher average selling prices for homes in Backlog resulted in the estimated Backlog sales value increasing approximately 11% to $2.70 billion at March 31, 2006, compared with $2.43 billion at March 31, 2005.
     Marketing — Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other costs) increased $6.7 million to $29.0 million for the three months ended March 31, 2006, primarily due to increases of (1) $2.5 million in advertising expenses; (2) $2.3 million in amortization of deferred marketing costs; and (3) $1.5 million in salaries and benefits, primarily attributable to our increase in active subdivisions.
     Commissions — Commission expenses (which include direct incremental commissions paid for closed homes) increased by 27% to $32.8 million for the three months ended March 31, 2006 from $25.8 million for the three months ended March 31, 2005. This increase primarily was attributable to the 21% increase in the average selling price of homes closed during the first quarter of 2006, compared with the first quarter of 2005.

     General and Administrative — General and administrative expenses were $72.2 million and $53.1 million during the three months ended March 31, 2006 and 2005, respectively. The $19.1 million increase primarily resulted from an increase of approximately $7.8 million in compensation and other employee benefit-related costs, as well as $1.3 million in office-related expenses associated with expanded operations in several of our markets, most notably California, Arizona and Nevada. Also contributing to this increase were $2.9 million of additional due diligence costs and deposits on land projects under option which we elected not to exercise and a $3.5 million increase in supervisory fees (see Note 10 to our Unaudited Consolidated Financial Statements).
Land Inventory
     The table below shows the carrying value of land and land under development, by market (in thousands).

	March 31,	December 31,	March 31,
	2006	2005	2005
Arizona	$288,025	$260,968	$258,775
California	535,850	493,101	305,283
Colorado	157,636	153,844	144,068
Delaware Valley	39,303	46,561	31,392
Florida	87,055	68,831	31,321
Illinois	29,124	33,421	37,096
Maryland	81,829	89,245	91,589
Nevada	382,769	336,982	240,809
Texas	11,884	15,511	25,151
Utah	90,044	62,191	37,076
Virginia	111,093	95,543	104,680

Total	$1,814,612	$1,656,198	$1,307,240

     The table below shows the total number of lots owned and lots controlled under option agreements by market, along with the total non-refundable option deposits (dollars in thousands).

	March 31,	December 31,	March 31,
	2006	2005	2005
Lots Owned
Arizona	7,686	7,385	8,563
California	3,622	3,367	2,610
Colorado	3,508	3,639	3,951
Delaware Valley	402	471	340
Florida	1,458	1,201	573
Illinois	380	430	537
Maryland	624	679	760
Nevada	4,139	4,055	4,085
Texas	365	471	769
Utah	1,295	964	836
Virginia	784	783	997

Total	24,263	23,445	24,021

Lots Controlled Under Option
Arizona	3,592	3,650	2,251
California	1,921	2,005	1,454
Colorado	2,064	2,198	1,630
Delaware Valley	1,277	1,283	583
Florida	2,686	3,202	3,406
Illinois	186	186	336
Maryland	1,148	1,173	1,043
Nevada	665	1,400	1,379
Texas	80	80	1,381
Utah	454	418	549
Virginia	3,231	3,224	2,883

Total	17,304	18,819	16,895

Total Lots Owned and Controlled (excluding lots in work-in-process)	41,567	42,264	40,916

Non-refundable Option Deposits
Cash	$44,108	$48,157	$39,049
Letters of Credit	19,240	23,142	20,525

Total Non-refundable Option Deposits	$63,348	$71,299	$59,574

     At March 31, 2006, we owned a total of 24,263 lots. Of these total lots owned, 9,953 were finished, of which 2,058 lots were subject to home sales contracts for which construction had not started. The remaining 14,310 lots were unfinished and in the process of being developed for future home sales.

     Insurance Operations. Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant is licensed as a Class 3 stock insurance company by the Division of Insurance of the State of Hawaii and began operations in June 2004. Allegiant provides general liability coverage for products and completed operations to the Company and to subcontractors of homebuilding subsidiaries of MDC. Pursuant to an agreement effective June 30, 2004, StarAmerican Insurance Ltd., a Hawaii corporation and a wholly owned subsidiary of MDC, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million. The results of insurance operations were not material for any of the periods presented.
Financial Services Segment
     The table below sets forth information relating to our financial services segment operations (in thousands).

	Three Months
	Ended March 31,		Change
	2006	2005	Amount	%
Broker origination fees	$2,080	$2,168	$(88)	-4%
Gains on sales of mortgage loans, net	$13,027	$7,898	$5,129	65%
Operating Profit	$8,313	$2,847	$5,466	192%
Principal amount of loans originated	$526,231	$305,193	$221,038	72%
Principal amount of loans brokered	$157,243	$213,352	$(56,109)	-26%
Capture Rate	56%	41%	15%
Including brokered loans	72%	68%	4%
Mortgage product (% of loans originated)
Fixed rate	49%	56%	-7%
Adjustable rate — interest only	44%	32%	12%
Adjustable rate — other	7%	12%	-5%
     Financial services operating profits increased $5.5 million during the first quarter of 2006, compared with the same period in 2005. The higher operating profits primarily was due to an increase of $5.1 million in gains on sales of mortgage loans resulting from the 15% increase in the Capture Rate (as defined below), as well as an increase in the average principal amount of loans originated. Also impacting our gains on sales of mortgage loans was our ability to sell to third-party investors a significant amount of mortgage loans originated by HomeAmerican pursuant to an early purchase program, which was initiated during the fourth quarter of 2005.
     The principal amount of originated mortgage loans increased 72% during the first quarter of 2006, compared with the same period in 2005. This increase primarily is due to the previously discussed increase in our Capture Rate, as well as an increase in the average principal amount of loans originated by HomeAmerican. The increase to our Capture Rate primarily is due to having more loan products offered through HomeAmerican, which include among other things, interest only loans and mortgage loans with low or no down payments, as well as increasing management focus to capture homebuyer mortgage loans rather than brokering these loans to third parties. The Capture Rate is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings. Brokered loans, for which HomeAmerican received a fee, have been excluded from the computation of the Capture Rate.

     Forward Sales Commitments — HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. HomeAmerican utilizes the sales commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are able to be sold pursuant to the aforementioned early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” below.
Other Operating Results
     Interest Expense — We capitalize interest incurred on our corporate and homebuilding debt during the period of active development and through the completion of construction of our homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 10 to our Unaudited Consolidated Financial Statements. For a reconciliation of interest incurred, capitalized and expensed, see Note 7 to our Unaudited Consolidated Financial Statements.
     Corporate General and Administrative Expenses — Corporate general and administrative expenses totaled $28.4 million and $30.3 million for the three months ended March 31, 2006 and 2005, respectively. The $1.9 million decrease primarily was attributable to an increase of $3.5 million in supervisory costs which are charged to the Homebuilding and Financial Services segments (see Note 10 to our Unaudited Consolidated Financial Statements) and a reduction in other general and administrative expenses, including professional services, information technology costs and travel expenses. These expense reductions were offset in part by the adoption of SFAS 123(R) in January 2006, which resulted in an increase of approximately $3.0 million in stock-based compensation expense.
     Related Party Expenses — Related party expenses were $1.7 million and $100,000 during the three months ended March 31, 2006 and 2005, respectively. The 2006 increase resulted from our commitment to give a charitable contribution to the MDC/Richmond American Homes Foundation (the “Foundation”). During the 2005 first quarter, no charitable contribution commitment was made to the Foundation.
     Income Taxes — Our effective income tax rate was 37.4% for the three months ended March 31, 2006, relatively consistent with the 37.7% effective income tax rate for the same period in 2005. Accordingly, our income tax expense rose $5.8 million in the first quarter of 2006, compared with the same period in 2005, due to the $16.6 million increase in income before income taxes.
LIQUIDITY AND CAPITAL RESOURCES
     We use our liquidity and capital resources to (1) support our operations, including our homebuilding inventories; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources. Additionally, we have an effective shelf registration statement, which allows us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005. See “Forward-Looking Statements” below.
Lines of Credit and Senior Notes
     Homebuilding — Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, we amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.250 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.750 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR with a spread from LIBOR, which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2006, we had $100.0 million of borrowings and $65.1 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2006, $125.5 million was borrowed and an additional $15.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of this Form 10-Q.
     The financial covenants contained in the Homebuilding Line agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “consolidated tangible net worth,” as defined, must not be less than (1) $1.360 billion; plus (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, earned after September 30, 2005; plus (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005; minus (4) the lesser of (A) the aggregate amount paid by “borrower” after September 30, 2005 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after September 30, 2005; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.
     Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.
MDC Common Stock Repurchase Program
     We did not repurchase any shares of our common stock during the three months ended March 31, 2006 or 2005.
Consolidated Cash Flow
     During the first quarter of 2006, we used $108.4 million in cash in our operating activities. We used $238.2 million of cash to increase our home and land inventories in connection with the expansion of our homebuilding operations. In addition, we used $66.5 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses as well as homebuilding construction payables. These uses of cash partially were offset by cash proceeds from the $46.9 million decrease in mortgage loans held in inventory from December 31, 2005 resulting from our ability to sell a higher volume of loans to third-party purchasers under an early purchase program. Additionally, a decrease in our home sales and other accounts receivable balance provided $54.3 million in cash.
     During the first quarter of 2006, we received a total of $61.3 million in cash from financing activities. These cash proceeds primarily were the result of net borrowings under our Homebuilding Line and Mortgage Line of $69.0 million. Additionally, we received $3.5 million in proceeds and tax benefits from the exercise of stock options. As discussed in Note 3 to our Unaudited Consolidated Financial Statements, tax benefits from the exercise of stock options previously were reported as an operating activity and, pursuant to SFAS 123(R), are now reported as a financing activity. These financing cash proceeds were offset in part by dividend payments of $11.2 million.
     Additionally, we used $1.6 million of cash in investing activities in the first three months of 2006, primarily due to the purchase of property and equipment.
     During the first quarter of 2005, we used $118.3 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $278.6 million increase in our homebuilding inventories, other assets and home sales and other accounts receivable in conjunction with our expanded homebuilding operations, partially offset by income before depreciation and amortization and deferred income taxes of $93.3 million and an increase of $62.8 million of mortgage loans held in inventory.

     Financing activities used cash of $59.1 million in the 2005 first quarter, primarily due to repayments of our lines of credit totaling $60.7 million and dividends paid of $6.5 million, partially offset by cash proceeds of $8.0 million from the exercise of stock options.
     Additionally, we used $4.7 million of cash in investing activities in the first three months of 2005, primarily due to the purchase of property and equipment.
Off-Balance Sheet Arrangements
     In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2006, we had non-refundable deposits of $44.1 million in the form of cash and $19.2 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At March 31, 2006, we had approximately $1.2 billion in land available to be purchased under lot option purchase contracts. Refer to Critical Accounting Estimates and Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information with respect to accounting for lot option purchase contracts which have been evaluated in accordance with the FASB’s Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended, and SFAS No. 49, “Accounting for Product Financing Arrangements.”
     At March 31, 2006, we had outstanding performance bonds (“Bonds”) and letters of credit totaling approximately $421.5 million and $94.1 million, respectively, including $29.0 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.
     We have made no material guarantees with respect to third-party obligations.
Contractual Obligations
     Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
     We continue to follow our disciplined strategy of seeking to control approximately a two-year supply of land in nearly all of our markets. Operating within this conservative model allows us to evaluate each market and allocate our capital to those markets that present opportunity for growth. We consistently apply this disciplined approach and continue to monitor the economic conditions in each of our markets to actively manage our business, well-positioning us to respond to changes.
OTHER
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 which is filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes from the 2005 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.
Item 4. Controls and Procedures
     (a) Conclusion regarding the effectiveness of disclosure controls and procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2006.
     (b) Changes in internal control over financial reporting — There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, which include the following:
•	An adverse change in economic conditions could reduce the demand for homes and, as a result, could reduce our earnings.

•	If land is not available at reasonable prices, our sales and earnings could decrease.

•	If our home prices continue to increase, our homes could become less affordable to the first-time and first-time move-up homebuyer.

•	If the market value of our homes drops significantly, our profits could decrease.

•	Interest rate increase or changes in federal lending programs could lower demand for our home and our mortgage lending services.

•	Increased competition in the homebuilding industry could affect our ability to raise home prices and maintain lower levels of incentives, which could negatively impact our home sales revenue and operating profits.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could result in reduced profits.

•	Our business is subject to numerous environmental and other governmental regulations. These regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	The interest of certain control persons may be adverse to investors.

•	We depend on certain markets, and reduced demand for homes in these markets could reduce home sales revenue and earnings.

•	Labor and material shortages could cause delays in the construction of our homes.

•	Because of the seasonal nature of our business, our quarterly operating results fluctuate.

•	We are reliant on a small number of third party purchasers of mortgage loans originated by HomeAmerican which could impact our results of operations.

•	If our potential homebuyers are not able to obtain suitable financing, our business may decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any shares during the first quarter of 2006. Additionally, there were no sales of unregistered equity securities during the first quarter of 2006.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On April 24, 2006, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 24, 2006 to shareowners of record on May 10, 2006.

Item 6. Exhibits
             (a)      Exhibit:

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended).

4.1	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.2	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.3	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.4	Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 24, 2006). *

10.5	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibits No.	Description
3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended).

4.1	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.2	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.3	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.4	Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 24, 2006). *

10.5	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

43