Form 10-Q
period 2006-06-30
MDC HOLDINGS INC
filed 2006-08-07
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, 44,967,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
(i)

ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Corporate
Cash and cash equivalents	$70,665	$196,032
Property and equipment, net	29,238	30,660
Deferred income taxes	71,131	54,319
Deferred debt issue costs, net	6,596	6,937
Other assets, net	11,675	10,792

	189,305	298,740

Homebuilding
Cash and cash equivalents	18,851	16,671
Restricted cash	6,855	6,742
Home sales and other accounts receivable	98,629	134,270
Inventories, net
Housing completed or under construction	1,512,009	1,320,106
Land and land under development	1,760,077	1,677,948
Prepaid expenses and other assets, net	131,150	139,529

	3,527,571	3,295,266

Financial Services
Cash and cash equivalents	1,968	1,828
Mortgage loans held in inventory	163,373	237,376
Other assets, net	74,719	26,640

	240,060	265,844

Total Assets	$3,956,936	$3,859,850

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
LIABILITIES
Corporate
Accounts payable and accrued liabilities	$93,193	$117,767
Income taxes payable	30,933	102,656
Related party liabilities	—	8,100
Senior notes, net	996,486	996,297

	1,120,612	1,224,820

Homebuilding
Accounts payable	226,433	203,592
Accrued liabilities	301,977	291,827
Line of credit	—	—

	528,410	495,419

Financial Services
Accounts payable and accrued liabilities	13,518	30,970
Line of credit	168,163	156,532

	181,681	187,502

Total Liabilities	1,830,703	1,907,741

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 44,981,000 and 44,967,000 shares issued and outstanding, respectively, at June 30, 2006 and 44,642,000 and 44,630,000 shares issued and outstanding, respectively, at December 31, 2005	450	447
Additional paid-in capital	746,637	722,291
Retained earnings	1,382,427	1,232,971
Unearned restricted stock	(2,000)	(2,478)
Accumulated other comprehensive loss	(622)	(622)
Less treasury stock, at cost; 14,000 and 12,000 shares, respectively, at June 30, 2006 and December 31, 2005	(659)	(500)

Total Stockholders’ Equity	2,126,233	1,952,109

Total Liabilities and Stockholders’ Equity	$3,956,936	$3,859,850

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE

Homebuilding	$1,213,037	$1,033,294	$2,337,891	$1,954,624
Financial services	19,716	12,812	37,124	24,410
Corporate	183	234	615	1,222

Total Revenue	1,232,936	1,046,340	2,375,630	1,980,256

COSTS AND EXPENSES

Homebuilding	1,079,763	845,669	2,030,848	1,604,489
Financial services	9,480	8,685	18,575	17,436
Corporate	21,332	27,946	49,689	58,262
Related party expenses	127	63	1,803	163

Total Costs and Expenses	1,110,702	882,363	2,100,915	1,680,350

Income before income taxes	122,234	163,977	274,715	299,906
Provisions for income taxes	(45,743)	(61,354)	(102,803)	(112,652)

NET INCOME	$76,491	$102,623	$171,912	$187,254

EARNINGS PER SHARE

Basic	$1.70	$2.35	$3.83	$4.30

Diluted	$1.66	$2.25	$3.74	$4.10

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	44,939	43,718	44,880	43,584

Diluted	45,972	45,703	45,967	45,649

DIVIDENDS DECLARED PER SHARE	$0.25	$0.18	$0.50	$0.33

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$171,912	$187,254
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred marketing costs	19,086	14,750
Depreciation and amortization of long-lived assets	9,423	6,836
Amortization of debt discount	189	149
Deferred income taxes	(16,812)	(1,409)
Stock-based compensation expense	7,142	699
Excess tax benefits from stock-based compensation	(1,486)	—
Net changes in assets and liabilities
Home sales and other accounts receivable	35,641	(38,382)
Housing completed or under construction	(191,903)	(332,028)
Land and land under development	(82,129)	(193,156)
Prepaid expenses and other assets	(14,989)	(42,255)
Mortgage loans held in inventory	74,003	16,814
Accounts payable and accrued liabilities	(72,626)	52,795
Restricted cash	(113)	(1,941)
Other, net	(49,609)	1,830

Net cash used in operating activities	(112,271)	(328,044)

INVESTING ACTIVITIES
Net purchase of property and equipment	(4,331)	(11,724)

FINANCING ACTIVITIES
Lines of credit
Advances	437,531	386,300
Principal payments	(425,900)	(380,899)
Excess tax benefits from stock-based compensation	1,486	—
Dividend payments	(22,456)	(14,647)
Proceeds from exercise of stock options	2,894	9,412

Net cash (used in) provided by financing activities	(6,445)	166

Net decrease in cash and cash equivalents	(123,047)	(339,602)
Cash and cash equivalents
Beginning of period	214,531	400,959

End of period	$91,484	$61,357

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation
     The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2006 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year balances have been reclassified to conform to the current year’s presentation.
     The Company has experienced significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, the Company has experienced seasonality in the financial services operations because loan originations correspond with the closing of homes in the homebuilding operations. The Consolidated Statements of Income for the three and six months ended June 30, 2006 and Consolidated Statements of Cash Flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Refer to economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2005 Annual Report on Form 10-K. There are no assurances as to the results of operations for the third or fourth quarter of 2006.
     The following table summarizes, by quarter, information concerning the home sales revenue associated with homes closed during 2006, 2005 and 2004 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006
Home sales revenue	$1,119,308	$1,195,083	N/A	N/A

2005
Home sales revenue	$916,831	$1,029,553	$1,147,757	$1,708,734

2004
Home sales revenue	$746,429	$861,537	$1,007,134	$1,316,913
2. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 may have on its financial position, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The Company is currently evaluating the impact, if any, that SFAS 155 may have on its financial position, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact, if any, that SFAS 156 may have on its financial position, results of operations or cash flows.
3. Stock-Based Compensation
     Stock-Based Compensation Policy — Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated annual forfeiture rate and recognizes the compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the option vesting term of up to seven years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows.
     As a result of adopting SFAS 123(R), income before income taxes for the three and six months ended June 30, 2006 were $3.0 million and $6.0 million lower, respectively, and net income for the three and six months ended June 30, 2006 were $1.9 million and $3.8 million lower, respectively, than if the Company had continued to account for share-based payment awards under APB 25. The Company has recorded all stock-based compensation expense to general and administrative expenses for each of the Company’s segments included in Note 10.
     Pro Forma Disclosures Pursuant to SFAS 123 — As of December 31, 2005, the Company had only granted stock options with exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Accordingly, prior to January 1, 2006, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards and was recorded to expense ratably over the associated service period, which was generally the vesting term. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards during the three and six months ended June 30, 2005 (in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$102,623	$187,254
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(2,599)	(5,016)

Pro forma net income	$100,024	$182,238

Earnings per share
Basic as reported	$2.35	$4.30

Basic pro forma	$2.29	$4.18

Diluted as reported	$2.25	$4.10

Diluted pro forma	$2.19	$3.99

     Determining Fair Value of Share-Based Awards — As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) non-executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). The Company has used the Black-Scholes option pricing model to value stock options for each of these populations.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The fair values for stock options granted during the three and six months ended June 30, 2006 and 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2006		2005		2006		2005
Expected volatility		46.1%	44.2%		46.0%		44.6%
Risk-free interest rate		4.7%	3.8%		4.7%		3.8%
Dividend yield rate		1.2%	0.6%		1.2%		0.7%
Expected lives of options	3.8	yrs.	6.0	yrs.	3.8	yrs.	6.0	yrs.
     Based on calculations using the Black-Scholes option pricing models, the weighted average grant date fair value of stock options was $22.03 and $30.50 for the three months ended June 30, 2006 and 2005, respectively, and $22.41 and $31.79 for the six months ended June 30, 2006 and 2005, respectively. These assumptions were used for the stock options granted only to Non-Executives during the three and six months ended June 30, 2006 and 2005. No stock option awards were granted during these periods to Executives or Directors.
     The expected volatility is based on the historical volatility in the price of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and are derived primarily from historical exercise patterns.
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Additionally, in accordance with SFAS 123(R), the Company has estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested as of December 31, 2005 in determining the number of awards expected to vest in the future. The Company estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Stock Option Award Activity - Stock option activity under the Company’s option plans at June 30, 2006 and changes during the six months ended June 30, 2006 were as follows.

			Weighted-Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted-Average	Contractual Life	(in
	Shares	Exercise Price	(in years)	thousands)
Outstanding at December 31, 2005	5,659,766	$40.54
Granted	25,000	$60.15
Exercised	(133,610)	$21.66
Cancelled	(200,669)	$54.16

Outstanding at June 30, 2006	5,350,487	$40.59	6.40	$62,407

     The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are vested at June 30, 2006, as well as stock options granted but unvested at June 30, 2006 that the Company expects will vest in future periods.

	Vested and Expected to Vest at June 30, 2006
			Weighted-Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted-Average	Contractual Life	(in
	Shares	Exercise Price	(in years)	thousands)
Executives	3,875,815	$36.24
Non-Executives	523,887	$43.48
Directors	303,325	$61.41

Total	4,703,027	$38.67	6.22	$62,363

     The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are exercisable at June 30, 2006.

	Exercisable at June 30, 2006
			Weighted-Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted-Average	Contractual Life	(in
	Shares	Exercise Price	(in years)	thousands)
Executives	1,513,209	$19.82
Non-Executives	175,255	$21.43
Directors	303,325	$61.41

Total	1,991,789	$26.30	5.02	$51,050

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006.

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$ 7.92 - $23.77	2,227,778	4.44	$19.96	1,549,740	$19.33
$23.78 - $31.69	283,895	1.74	$26.69	146,048	$26.94
$31.70 - $47.53	910,914	7.36	$44.31	73,501	$40.86
$47.54 - $71.30	1,787,900	8.88	$63.62	97,500	$57.66
$71.31 - $79.22	140,000	9.24	$78.78	125,000	$78.89

Total	5,350,487	6.40	$40.59	1,991,789	$26.30

     The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of the 2006 second quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all outstanding stock options been exercised on June 30, 2006. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised and total fair value of stock options vested during the six months ended June 30, 2006 were $4.0 million and $0.3 million, respectively.
     Total stock-based compensation expense relating to stock options granted by the Company was $3.0 million and $6.0 million, respectively, for the three and six months ended June 30, 2006. At June 30, 2006, $41.0 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 4.3 years.
     Cash received from stock option exercises was $2.9 million and the associated tax benefit realized totaled $1.5 million for the six months ended June 30, 2006.
     Restricted and Unrestricted Stock Award Activity — Non-vested restricted stock awards at June 30, 2006 and changes during the six months ended June 30, 2006 were as follows.

		Weighted-Average
	Number of	Grant
	Shares	Date Fair Value
Non-vested at December 31, 2005	43,312	$57.16
Granted	31,851	$64.58
Vested	(17,365)	$60.94
Forfeited	(5,623)	$60.55

Non-vested at June 30, 2006	52,175	$60.07

     Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and was $1.1 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there was $2.2 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of 3.0 years.

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
5. Balance Sheet Components
     The following tables set forth information relating to corporate and homebuilding accounts payable and accrued liabilities (in thousands).

	June 30,	December 31,
	2006	2005
Corporate
Accrued compensation and related expense	$39,148	$66,885
Warranty reserves	11,038	10,693
Accrued pension liability	12,287	11,687
Other accounts payable and accrued liabilities	30,720	28,502

Total Corporate accounts payable and accrued liabilities	$93,193	$117,767

	June 30,	December 31,
	2006	2005
Homebuilding
Accounts payable
Construction accounts payable	$223,115	$195,803
Non-construction accounts payable	3,318	7,789

Total accounts payable	226,433	203,592

Accrued liabilities
Warranty reserves	$80,972	$71,545
Land and home construction accrual	52,746	74,955
Customer and escrow deposits	46,791	56,186
Insurance reserves	38,187	32,166
Accrued compensation and related expense	33,699	32,656
Other accrued liabilities	49,582	24,319

Total accrued liabilities	301,977	291,827

Total Homebuilding accounts payable and accrued liabilities	$528,410	$495,419

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
6. Earnings Per Share
     Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income	$76,491	$102,623	$171,912	$187,254

Basic weighted-average shares outstanding	44,939	43,718	44,880	43,584

Per share amounts	$1.70	$2.35	$3.83	$4.30

Diluted Earnings Per share
Net income	$76,491	$102,623	$171,912	$187,254

Basic weighted-average shares outstanding	44,939	43,718	44,880	43,584
Stock options, net	1,033	1,985	1,087	2,065

Diluted weighted-average shares outstanding	45,972	45,703	45,967	45,649

Per share amounts	$1.66	$2.25	$3.74	$4.10

7. Interest Activity
     The Company capitalizes interest incurred on its corporate and homebuilding debt during the period of active land development and through the completion of construction of its homebuilding inventories. All corporate and homebuilding interest incurred was capitalized during the three and six months ended June 30, 2006 and 2005. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 10.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Interest activity, in total and by business segment, is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Total Interest Incurred

Corporate and homebuilding	$15,002	$11,110	$29,843	$21,925
Financial services	2,317	654	4,281	1,138

Total interest incurred	$17,319	$11,764	$34,124	$23,063

Corporate/Homebuilding Interest Capitalized

Interest capitalized in homebuilding inventory, beginning of period	$47,222	$27,741	$41,999	$24,220
Interest incurred	15,002	11,110	29,843	21,925
Previously capitalized interest included in home cost of sales	(13,655)	(8,558)	(23,273)	(15,852)

Interest capitalized in homebuilding inventory, end of period	$48,569	$30,293	$48,569	$30,293

Financial Services Net Interest Income

Interest income	$3,440	$1,382	$6,260	$2,393
Interest expense	(2,317)	(654)	(4,281)	(1,138)

Net interest income	$1,123	$728	$1,979	$1,255

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
8.	Warranty Reserves
     Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Warranty reserves are reviewed at least quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserves are included in corporate accounts payable and accrued liabilities and homebuilding accrued liabilities in the Consolidated Balance Sheets, and totaled $92.0 million and $82.2 million, at June 30, 2006 and December 31, 2005, respectively. In addition, the reserves include additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty reserve activity for the three and six months ended June 30, 2006 and 2005 is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Warranty reserve balance at beginning of period	$85,613	$64,102	$82,238	$64,424
Warranty expense provision	11,797	7,200	23,293	16,487
Warranty cash payments	(7,790)	(10,552)	(15,911)	(20,161)
Warranty reserve adjustments	2,390	—	2,390	—

Warranty reserve balance at end of period	$92,010	$60,750	$92,010	$60,750

9.	Insurance Reserves
     The Company records expenses and liabilities for costs to cover liabilities related to: (1) insurance policies issued by StarAmerican Insurance Ltd. and Allegiant Insurance Company, Inc., A Risk Retention Group; (2) self-insurance; (3) deductible amounts under the Company’s insurance policies; and (4) losses and loss adjustment expenses associated with claims in excess of coverage limits or not covered by insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Insurance reserve balance at beginning of period	$33,888	$23,680	$32,166	$21,188
Insurance expense provisions	2,529	2,983	5,091	5,550
Insurance cash payments	(118)	(70)	(958)	(145)
Insurance reserve adjustments	1,888	202	1,888	202

Insurance reserve balance at end of period	$38,187	$26,795	$38,187	$26,795

10. Information on Business Segments
     The Company has three operating segments – homebuilding, financial services and corporate. The primary business of the homebuilding segment is owning and managing subsidiary companies that sell and build homes under the name “Richmond American Homes” in certain markets located within the United States. The homebuilding segment also provides title agency services through American Home Title and Escrow Company (“American Home Title”) to the Company’s homebuyers in certain states. The financial services segment includes HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for the Company’s homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to the Company’s homebuyers. The corporate segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.
     Operating segments are defined as components of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-making group to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. These executives review the financial position and results of operations for the Company’s operating segments.
     Included in homebuilding general and administrative expenses are supervisory fees charged by the Company’s corporate segment to both the homebuilding and financial services segments. Supervisory fees represent costs incurred by the Company’s corporate segment associated with certain departments which support the Company’s homebuilding and financial services segment operations. Supervisory fees included in general and administrative expense for the homebuilding segment were $11.2 million and $21.9 million for the three and six months ended June 30, 2006, respectively, and $8.1 million and $15.3 million for the three and six months ended June 30, 2005, respectively. Supervisory fees included in general and administrative expense for the financial services segment were $0.1 million and $0.3 million for each of the three and six months ended June 30, 2006 and 2005, respectively. Transfers between segments are recorded at cost. Identifiable segment assets are shown on the face of the Consolidated Balance Sheets.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     A summary of the Company’s operating segments is shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Homebuilding
Revenue
Home sales	$1,195,083	$1,029,553	$2,314,391	$1,946,384
Land sales	13,639	—	15,476	1,296
Other revenue	4,315	3,741	8,024	6,944

Total Homebuilding Revenue	1,213,037	1,033,294	2,337,891	1,954,624

Home cost of sales	917,414	734,772	1,732,003	1,391,552
Land cost of sales	13,400	—	15,774	790
Marketing expenses	31,568	25,008	60,603	47,326
Commission expenses	37,394	28,680	70,237	54,526
General and administrative expenses	79,987	57,209	152,231	110,295

Total Homebuilding Expenses	1,079,763	845,669	2,030,848	1,604,489

Homebuilding Operating Profit	133,274	187,625	307,043	350,135

Financial Services
Revenue
Net interest income	1,123	728	1,979	1,255
Broker origination fees	2,343	2,665	4,423	4,833
Gain on sale of mortgage loans, net	15,439	8,749	28,466	16,647
Other revenue	811	670	2,256	1,675

Total Financial Services Revenue	19,716	12,812	37,124	24,410
General and Administrative Expenses	9,480	8,685	18,575	17,436

Financial Services Operating Profit	10,236	4,127	18,549	6,974

Total Operating Profit	143,510	191,752	325,592	357,109

Corporate
Interest and other revenue	183	234	615	1,222
General and administrative expenses	(21,332)	(27,946)	(49,689)	(58,262)
Related party expenses	(127)	(63)	(1,803)	(163)

Net Corporate Expenses	(21,276)	(27,775)	(50,877)	(57,203)

Income Before Income Taxes	$122,234	$163,977	$274,715	$299,906

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
11. Other Comprehensive Income
     Total other comprehensive income includes net income plus unrealized gains or losses on securities available for sale and minimum pension liability adjustments which have been reflected as a component of stockholders’ equity and have not affected consolidated net income. The Company’s other comprehensive income was $76.5 million and $171.9 million for the three and six months ended June 30, 2006, respectively, and $102.6 million and $187.3 million for the three and six months ended June 30, 2005, respectively.
12. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2006, MDC had issued and outstanding performance bonds and letters of credit totaling $456.4 million and $88.9 million, respectively, including $24.7 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
13. Lines of Credit and Total Debt Obligations
     Homebuilding — The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, the Company amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2006, the Company did not have any borrowings and had $61.4 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending — The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2006, $168.2 million was borrowed and an additional $31.4 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The Company’s debt obligations at June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30,	December 31,
	2006	2005
7% Senior Notes due 2012	$148,891	$148,821
5 1/2% Senior Notes due 2013	349,318	349,276
5 3/8% Medium Term Senior Notes due 2014	248,597	248,532
5 3/8% Medium Term Senior Notes due 2015	249,680	249,668

Total Senior Notes	996,486	996,297
Homebuilding Line	—	—

Total Corporate and Homebuilding Debt	996,486	996,297
Mortgage Line	168,163	156,532

Total Debt	$1,164,649	$1,152,829

14. Related Party Transactions
     During the first quarter of 2006, the Company accrued $1.6 million of contributions which were made to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation. These contributions were paid during the second quarter of 2006. No contributions to the Foundation were accrued in the 2006 second quarter.
15. Income Taxes
     The Company’s overall effective income tax rates were 37.4% for the three and six months ended June 30, 2006, and were 37.4% and 37.6% for the three and six months ended June 30, 2005, respectively.
16. Stockholders’ Equity
     On April 27, 2006, the Company amended the Certificate of Incorporation, as authorized by the Company’s shareowners on April 24, 2006, thereby increasing the number of authorized shares of the Company’s common stock from 100 million shares to 250 million shares.
17. Other Events
     The staff of the SEC (the “SEC Staff”) reviewed the Company’s Annual Report on Form 10-K as of December 31, 2005 and Quarterly Report on Form 10-Q as of March 31, 2006 and issued a letter (the “Comment Letter”) commenting on certain aspects of those reports, including, among other things, the Company’s segment reporting disclosures pursuant to SFAS 131. The Company responded to all issues raised in the Comment Letter. The Company recently received a second letter from the SEC Staff, commenting only on segment reporting disclosures. The Company intends to respond promptly, further addressing this disclosure with the SEC Staff.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
18. Supplemental Guarantor Information
          The Company’s senior notes and Homebuilding Line are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100% owned subsidiaries of the Company.
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
June 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$70,665	$—	$—	$—	$70,665
Investment in and advances to parent and subsidiaries	411,917	724	(15,469)	(397,172)	—
Other assets	118,316	142	182	—	118,640

	600,898	866	(15,287)	(397,172)	189,305

Homebuilding
Cash and cash equivalents	—	6,188	12,663	—	18,851
Restricted cash	—	6,855	—	—	6,855
Home sales and other accounts receivable	—	100,217	1,207	(2,795)	98,629
Inventories, net
Housing completed or under construction	—	1,512,009	—	—	1,512,009
Land and land under development	—	1,760,077	—	—	1,760,077
Other assets	—	115,831	44,619	(29,300)	131,150

	—	3,501,177	58,489	(32,095)	3,527,571

Financial Services	—	—	240,060	—	240,060

Total Assets	$600,898	$3,502,043	$283,262	$(429,267)	$3,956,936

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$123,183	$295	$48	$(30,333)	$93,193
Advances and notes payable — parent and subsidiaries	(2,583,804)	2,568,124	15,680	—	—
Income taxes payable	(61,200)	86,647	5,486	—	30,933
Senior notes, net	996,486	—	—	—	996,486

	(1,525,335)	2,655,066	21,214	(30,333)	1,120,612

Homebuilding
Accounts payable and accrued liabilities	—	493,195	35,215	—	528,410
Homebuilding Line	—	—	—	—	—

	—	493,195	35,215	—	528,410

Financial Services	—	—	183,443	(1,762)	181,681

Total Liabilities	(1,525,335)	3,148,261	239,872	(32,095)	1,830,703

STOCKHOLDERS’ EQUITY	2,126,233	353,782	43,390	(397,172)	2,126,233

Total Liabilities and Stockholders’ Equity	$600,898	$3,502,043	$283,262	$(429,267)	$3,956,936

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Corporate
Cash and cash equivalents	$196,032	$—	$—	$—	$196,032
Investment in and advances to parent and subsidiaries	728,608	1,248	(4,687)	(725,169)	—
Other assets	102,768	162	(222)	—	102,708

	1,027,408	1,410	(4,909)	(725,169)	298,740

Homebuilding
Cash and cash equivalents	—	5,527	11,144	—	16,671
Restricted cash	—	6,742	—	—	6,742
Home sales and other accounts receivable	—	160,028	1,462	(27,220)	134,270
Inventories, net
Housing completed or under construction	—	1,320,106	—	—	1,320,106
Land and land under development	—	1,677,948	—	—	1,677,948
Other assets	—	124,777	40,752	(26,000)	139,529

	—	3,295,128	53,358	(53,220)	3,295,266

Financial Services	—	—	265,844	—	265,844

Total Assets	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

LIABILITIES
Corporate
Accounts payable and accrued liabilities	$152,692	$177	$47	$(27,049)	$125,867
Advances and notes payable — parent and subsidiaries	(1,892,320)	1,876,894	15,426	—	—
Income taxes payable	(181,370)	275,602	8,424	—	102,656
Senior notes, net	996,297	—	—	—	996,297

	(924,701)	2,152,673	23,897	(27,049)	1,224,820

Homebuilding
Accounts payable and accrued liabilities	—	465,012	30,407	—	495,419
Homebuilding Line	—	—	—	—	—

	—	465,012	30,407	—	495,419

Financial Services	—	—	213,672	(26,170)	187,502

Total Liabilities	(924,701)	2,617,685	267,976	(53,219)	1,907,741

STOCKHOLDERS’ EQUITY	1,952,109	678,853	46,317	(725,170)	1,952,109

Total Liabilities and Stockholders’ Equity	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,211,887	$1,520	$(370)	$1,213,037
Financial services	—	—	19,716	—	19,716
Corporate	171	—	12	—	183
Equity in earnings of subsidiaries	46,126	—	—	(46,126)	—

Total Revenue	46,297	1,211,887	21,248	(46,496)	1,232,936

COSTS AND EXPENSES
Homebuilding	306	1,131,022	373	(51,938)	1,079,763
Financial services	—	—	9,480	—	9,480
Corporate	21,459	—	—	—	21,459
Corporate and homebuilding interest	(51,938)	—	—	51,938	—

Total Costs and Expenses	(30,173)	1,131,022	9,853	—	1,110,702

Income before income taxes	76,470	80,865	11,395	(46,496)	122,234
Provision for income taxes	21	(41,431)	(4,333)	—	(45,743)

NET INCOME	$76,491	$39,434	$7,062	$(46,496)	$76,491

Three Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,031,534	$1,760	$—	$1,033,294
Financial services	—	—	12,812	—	12,812
Corporate	226	—	8	—	234
Equity in earnings of subsidiaries	95,525	—	—	(95,525)	—

Total Revenue	95,751	1,031,534	14,580	(95,525)	1,046,340

COSTS AND EXPENSES
Homebuilding	(247)	883,191	150	(37,425)	845,669
Financial services	—	—	8,685	—	8,685
Corporate	28,009	—	—	—	28,009
Corporate and homebuilding interest	(37,425)	—	—	37,425	—

Total Costs and Expenses	(9,663)	883,191	8,835	—	882,363

Income before income taxes	105,414	148,343	5,745	(95,525)	163,977
Provision for income taxes	(2,791)	(56,376)	(2,187)	—	(61,354)

NET INCOME	$102,623	$91,967	$3,558	$(95,525)	$102,623

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Six Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$2,335,623	$3,012	$(744)	$2,337,891
Financial services	—	—	37,124	—	37,124
Corporate	593	—	22	—	615
Equity in earnings of subsidiaries	128,924	—	—	(128,924)	—

Total Revenue	129,517	2,335,623	40,158	(129,668)	2,375,630

COSTS AND EXPENSES
Homebuilding	107	2,133,657	(1,459)	(101,457)	2,030,848
Financial services	—	—	18,575	—	18,575
Corporate	51,492	—	—	—	51,492
Corporate and homebuilding interest	(101,457)	—	—	101,457	—

Total Costs and Expenses	(49,858)	2,133,657	17,116	—	2,100,915

Income before income taxes	179,375	201,966	23,042	(129,668)	274,715
Provision for income taxes	(7,463)	(86,647)	(8,693)	—	(102,803)

NET INCOME	$171,912	$115,319	$14,349	$(129,668)	$171,912

Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Homebuilding	$—	$1,951,427	$3,421	$(224)	$1,954,624
Financial services	—	—	24,410	—	24,410
Corporate	1,204	—	18	—	1,222
Equity in earnings of subsidiaries	178,598	—	—	(178,598)	—

Total Revenue	179,802	1,951,427	27,849	(178,822)	1,980,256

COSTS AND EXPENSES
Homebuilding	(68)	1,674,035	934	(70,412)	1,604,489
Financial services	—	—	17,436	—	17,436
Corporate	58,425	—	—	—	58,425
Corporate and homebuilding interest	(70,412)	—	—	70,412	—

Total Costs and Expenses	(12,055)	1,674,035	18,370	—	1,680,350

Income before income taxes	191,857	277,392	9,479	(178,822)	299,906
Provision for income taxes	(4,603)	(104,429)	(3,620)	—	(112,652)

NET INCOME	$187,254	$172,963	$5,859	$(178,822)	$187,254

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Cash Flows
(In thousands)
Six Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$65,767	$(175,127)	$(2,165)	$(746)	$(112,271)

Net cash used in investing activities	(1,464)	(2,840)	(27)	—	(4,331)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(170,848)	178,628	(7,780)	—	—
Lines of credits
Advances	425,900	—	11,631	—	437,531
Principal payments	(425,900)	—	—	—	(425,900)
Excess tax benefit from stock- based compensation	1,486				1,486
Dividend payments	(23,202)	—	—	746	(22,456)
Proceeds from exercise of stock options	2,894	—	—	—	2,894

Net cash provided by (used in) financing activities	(189,670)	178,628	3,851	746	(6,445)

Net increase (decrease) in cash and cash equivalents	(125,367)	661	1,659	—	(123,047)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	—	214,531

End of period	$70,665	$6,188	$14,631	$—	$91,484

Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$140,746	$(498,927)	$30,361	$(224)	$(328,044)

Net cash used in investing activities	(4,195)	(7,294)	(235)	—	(11,724)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(505,308)	507,720	(2,412)	—	—
Lines of credits
Advances	386,300	—	—	—	386,300
Principal payments	(356,300)	—	(24,599)	—	(380,899)
Dividend payments	(14,871)	—	—	224	(14,647)
Proceeds from exercise of stock options	9,412	—	—	—	9,412

Net cash provided by (used in) financing activities	(480,767)	507,720	(27,011)	224	166

Net increase (decrease) in cash and cash equivalents	(344,216)	1,499	3,115	—	(339,602)
Cash and cash equivalents
Beginning of period	389,828	5,061	6,070	—	400,959

End of period	$45,612	$6,560	$9,185	$—	$61,357

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q.
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have three operating segments – homebuilding, financial services and corporate. The primary business in our homebuilding segment is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” In addition, our homebuilding segment provides title agency services through American Home Title and Escrow Company (“American Home Title”) to our homebuyers in certain of our markets. Our financial services segment includes HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, and American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers. Our corporate segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.
EXECUTIVE SUMMARY
     The Company closed 3,376 and 6,574 homes during the three and six months ended June 30, 2006, compared with 3,512 and 6,670 during the same periods in 2005. We received 2,738 and 6,538 net home orders during the second quarter and first six months of 2006, compared with 4,832 and 9,378 net home orders during the same periods of 2005.
     The homebuilding industry has been experiencing, and continues to experience, significant challenges that have impacted our operating results for the second quarter and first six months of 2006. These challenges include: uncertainty surrounding Federal Reserve policy on interest rates; increases in the cost of living, particularly higher energy costs; fluctuations in consumer confidence; reduced affordability of new homes; and homebuyer concerns about home price appreciation. These factors have contributed to, among other things: (1) lower demand for new homes; (2) significant increases in Cancellation Rates (as defined below) in nearly all markets in which we operate; (3) speculators exiting the new home market; (4) increases in the supply of new and existing homes available to be purchased; (5) increases in competition for new home orders; (6) prospective homebuyers having a more difficult time selling their existing homes in this more competitive environment; and (7) higher incentives required to stimulate new home orders and maintain homes in Backlog. This weaker homebuilding market has resulted in fewer net home orders, reduced year-over-year Backlog (as defined below) and lower Home Gross Margins (as defined below).
     Our operating and financial results for the remainder of 2006 and into 2007 will depend largely on our ability to: (1) generate net home orders in this environment and maintain these orders in Backlog until they close; (2) effectively control our costs of building and selling homes, as well as our general and administrative costs; (3) execute on potential residential lot acquisition opportunities that may be presented in this challenging environment; and (4) adjust our portfolio of lots controlled to accommodate the current pace of net new home orders in our markets. Accordingly, and in response to the foregoing challenging market conditions, we have continued to modify and strengthen our sales and marketing strategies to address each specific sub-market and subdivision. In many cases, this has required increases in the level of incentives we have offered as a means of generating homebuyer interest and minimizing order cancellations. These incentives have reduced our selling prices on new home orders and have adversely impacted, and will adversely impact in the future, our Home Gross Margins. A continued slowdown in net new home orders could have a greater negative impact on our Home Gross Margins and net income in future periods. Additionally, during the second quarter of 2006, compared with the same period in 2005, we experienced increases in hard costs associated with the construction of new homes. In response to these increases, and in an effort to control our costs of building homes, we have been actively pursuing price concessions from our existing vendors. Also, during the second quarter of 2006, we continued to focus on reducing general and administrative costs through personnel reductions and consolidation of several homebuilding operating divisions. See “Forward-Looking Statements” below.
     Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at June 30, 2006 to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the procedures performed and the facts and circumstances existing as of June 30, 2006, we determined that no impairment of our homebuilding inventories were required. As market conditions for the homebuilding industry can fluctuate significantly period-to-period, we will continue to assess facts and circumstances existing at each quarter-end to determine whether the carrying values of our homebuilding inventories are recoverable. See “Forward-Looking Statements” below.
     We remain focused on seeking to maintain approximately a two-year supply of lots in our markets to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions. In an effort to bring the number of lots we own and control closer to this objective, we have tightened our underwriting review of new land acquisition opportunities. As a result, during the second quarter of 2006, compared with the same period in 2005, the write-offs of deposits and capitalized costs associated with lot option contracts that we chose not to exercise increased by approximately $7.9 million. We actively have been pursing cost control measures associated with land acquisition costs through reduced option deposit requirements and modifications of lot takedown prices, as well as extending the dates for specified lot takedowns. Additionally, we have continued to monitor closely the number of lots we control and the estimated returns from the sale of homes on those lots in an attempt to confirm that our supply of lots and risk-adjusted returns are consistent with our operating strategy. A further slowdown in the pace of net new home orders in particular markets could cause our inventory levels to further exceed our objective of maintaining a two-year supply of lots. See “Forward-Looking Statements” below.
     During the second quarter of 2006, we continued to maintain a high level of cash and borrowing capacity, reaching $1.31 billion at
June 30, 2006. This provides us flexibility to take advantage of potential opportunities that we believe may be presented by these changing market conditions. We will continue to evaluate our cash management strategies during this challenging period, including but not limited to lot acquisitions, potential repurchases of MDC common stock and dividend payments. See “Forward-Looking Statements” below.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
     The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates using different estimates and assumptions, or if conditions are significantly different in the future. See “Forward-Looking Statements” below.
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
     Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the six months ended June 30, 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes making estimates and judgments associated with the (1) expected stock option life; (2) expected volatility; (3) risk-free interest rate; and (4) dividend yield rate.
     The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our historical and expected dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns.
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. Additionally, in accordance with
SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards that were unvested as of December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives (as defined in Note 3 to our Unaudited Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 3 to our Unaudited Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

RESULTS OF OPERATIONS
Consolidated Results
     The following discussion for both consolidated results of operations and segment results refers to the three and six months ended
June 30, 2006, compared with June 30, 2005. The table below summarizes our results of operations (dollars in thousands, except per share amounts).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Revenue	$1,232,936	$1,046,340	$186,596	18%	$2,375,630	$1,980,256	$395,374	20%
Income Before Income
Taxes	$122,234	$163,977	$(41,743)	-25%	$274,715	$299,906	$(25,191)	-8%
Net Income	$76,491	$102,623	$(26,132)	-25%	$171,912	$187,254	$(15,342)	-8%
Earnings Per Share:
Basic	$1.70	$2.35	$(0.65)	-28%	$3.83	$4.30	$(0.47)	-11%
Diluted	$1.66	$2.25	$(0.59)	-26%	$3.74	$4.10	$(0.36)	-9%
     Revenue for the three and six months ended June 30, 2006 increased by 18% and 20%, respectively, from the three and six months ended June 30, 2005, primarily due to 21% increases in the average selling prices of homes closed. Income before income taxes decreased $41.7 million and $25.2 million in the second quarter and first six months of 2006, compared with the same periods in 2005, primarily due to decreases in homebuilding operating profits resulting in part from lower Home Gross Margins (as defined below), increases in marketing, commission and general and administrative expenses, and fewer home closings. These decreases partially were offset by higher financial services operating profits and lower corporate general and administrative expenses.

Homebuilding Segment
     The tables below set forth information relating to our homebuilding segment (dollars in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Home Sales Revenue	$1,195,083	$1,029,553	$165,530	16%	$2,314,391	$1,946,384	$368,007	19%
Operating Profit	$133,274	$187,625	$(54,351)	-29%	$307,043	$350,135	$(43,092)	-12%
Average Selling Price Per Home Closed	$354.0	$293.2	$60.8	21%	$352.1	$291.8	$60.3	21%
Cancellation Rate	43.2%	19.3%	23.9%		36.7%	19.8%	16.9%
Home Gross Margins	23.2%	28.6%	-5.4%		25.2%	28.5%	-3.3%

Orders For Homes, net (units)
Arizona	679	1,090	(411)	-38%	1,598	2,242	(644)	-29%
California	392	702	(310)	-44%	936	1,233	(297)	-24%
Colorado	291	594	(303)	-51%	742	1,258	(516)	-41%
Delaware Valley	35	57	(22)	-39%	74	100	(26)	-26%
Florida	177	359	(182)	-51%	449	679	(230)	-34%
Illinois	18	31	(13)	-42%	62	60	2	3%
Maryland	98	131	(33)	-25%	250	276	(26)	-9%
Nevada	519	1,209	(690)	-57%	1,298	1,959	(661)	-34%
Texas	90	189	(99)	-52%	157	510	(353)	-69%
Utah	326	236	90	38%	665	484	181	37%
Virginia	113	234	(121)	-52%	307	577	(270)	-47%

Total	2,738	4,832	(2,094)	-43%	6,538	9,378	(2,840)	-30%

Homes Closed (units)
Arizona	843	859	(16)	-2%	1,621	1,655	(34)	-2%
California	405	377	28	7%	869	763	106	14%
Colorado	421	568	(147)	-26%	820	1,016	(196)	-19%
Delaware Valley	41	1	40	N/A	72	1	71	N/A
Florida	255	285	(30)	-11%	507	580	(73)	-13%
Illinois	37	16	21	N/A	73	21	52	N/A
Maryland	112	80	32	40%	186	154	32	21%
Nevada	738	626	112	18%	1,413	1,235	178	14%
Texas	152	237	(85)	-36%	291	402	(111)	-28%
Utah	201	233	(32)	-14%	374	401	(27)	-7%
Virginia	171	230	(59)	-26%	348	442	(94)	-21%

Total	3,376	3,512	(136)	-4%	6,574	6,670	(96)	-1%

	June 30,	December 31,	June 30,
	2006	2005	2005
Backlog (units)
Arizona	2,076	2,099	2,730
California	832	765	1,277
Colorado	499	577	934
Delaware Valley	183	181	122
Florida	541	599	737
Illinois	69	80	57
Maryland	315	251	347
Nevada	908	1,023	1,470
Texas	104	238	364
Utah	629	338	372
Virginia	340	381	803

Total	6,496	6,532	9,213

Backlog Estimated Sales Value	$2,440,000	$2,440,000	$3,140,000

Estimated Average Selling Price of Homes in Backlog	$375.6	$373.5	$340.8

Active Subdivisions
Arizona	61	54	44
California	45	34	31
Colorado	45	57	55
Delaware Valley	7	7	5
Florida	28	19	23
Illinois	7	8	5
Maryland	18	11	14
Nevada	35	43	45
Texas	4	21	25
Utah	20	18	17
Virginia	23	20	18

Total	293	292	282

Average for quarter ended	300	287	275

     Home Sales Revenue — Home sales revenue increased 16% and 19% during the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily due to 21% increases in the average selling prices of homes closed (as discussed below).
     Homes Closed — Our home closings were down in the second quarter and first six months of 2006, compared with the same periods in 2005. In our California, Maryland and Nevada markets, we closed 1,255 homes during the three months ended June 30, 2006, compared with 1,083 homes closed for the same period in 2005. The increases in Maryland and Nevada primarily were due to having more homes under construction in Backlog at the beginning of the 2006 second quarter. The increase in California primarily resulted from selling and closing more speculative homes in the second quarter of 2006, compared with the second quarter of 2005. In our Colorado, Florida and Virginia markets, we closed 847 homes during the three months ended June 30, 2006, compared with 1,083 homes closed for the same period in 2005. We closed fewer homes in these three markets primarily due to increased competition for new home orders and higher home order cancellations, as well as having fewer homes in Backlog at the beginning of the second quarter of 2006, compared with the beginning of the 2005 second quarter. We also closed fewer homes in Utah during the 2006 second quarter as a result of selling and closing more speculative homes in the 2005 second quarter, and having more homes in the earlier stages of construction in Backlog at the beginning of the 2006 second quarter that could not be closed during the quarter. Home closings also decreased in Texas as we continued to close down our operations in this market. Additionally, during the second quarter of 2006, we experienced a shift in the timing of our home order cancellations in most of our markets, with a higher percentage of our cancellations occurring subsequent to the start of construction of the homes, contributing to the decline in home closings during the quarter.
     Average Selling Prices Per Home Closed — During the second quarter and first six months of 2006, we experienced 21% increases in the average selling prices of homes closed, compared with the same periods in 2005, as the average selling prices of homes closed increased in all of our markets except Illinois. Increases were most notable in Maryland, Arizona, Florida and Utah, where the average selling prices for homes closed increased in excess of $75,000, primarily due to a combination of residential home price appreciation in these markets and changes in product mix. In California, we closed more homes during the second quarter and first six months of 2006, compared with the same periods in 2005, where the average selling prices per home closed exceeded the Company average by more than $200,000. The average selling prices for home closings in Virginia increased in excess of $65,000 for the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily resulting from a change in product mix. Our average selling prices for homes closed were impacted favorably by closing fewer homes in Texas during the three and six months ended June 30, 2006, compared with the same periods in 2005, where the average selling prices were more than $180,000 below the Company average.
     The following table displays our average selling prices per home closed, by market (in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Arizona	$313.6	$219.5	$94.1	43%	$300.0	$211.7	$88.3	42%
California	574.5	498.1	76.4	15%	552.5	508.4	44.1	9%
Colorado	308.3	286.2	22.1	8%	302.6	284.6	18.0	6%
Delaware Valley	387.5	347.3	40.2	12%	398.0	347.3	50.7	15%
Florida	293.5	206.4	87.1	42%	295.6	196.3	99.3	51%
Illinois	374.5	451.6	(77.1)	-17%	369.0	439.8	(70.8)	-16%
Maryland	573.9	418.2	155.7	37%	572.5	420.8	151.7	36%
Nevada	320.9	297.7	23.2	8%	321.9	293.3	28.6	10%
Texas	166.8	158.6	8.2	5%	167.9	157.2	10.7	7%
Utah	291.5	215.1	76.4	36%	277.3	214.2	63.1	29%
Virginia	573.3	507.4	65.9	13%	584.9	496.3	88.6	18%
Company average	$354.0	$293.2	$60.8	21%	$352.1	$291.8	$60.3	21%
     Home Gross Margins — We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses) as a percent of home sales revenue. Home Gross Margins were 23.2% and 25.2% during the second quarter and first six months of 2006, respectively, compared with 28.6% and 28.5% during the same periods in 2005. The 2006 decreases primarily were attributable to reduced Home Gross Margins in Nevada and California, offset in part by increases in Arizona. As a result of lower demand for new homes in Nevada, our Home Gross Margins continued a year-long decline from the extraordinary levels in 2005 to margins much closer to our Company average. Home Gross Margins in Nevada also have been impacted by increases in the cost of land and home construction materials used in building new homes, as well as higher incentives being offered. Home Gross Margins in California moderated from the levels achieved in the second quarter of 2005, due in part to increased competition and increases in inventory of new and existing homes resulting in higher incentive levels. In addition, Home Gross Margins in the 2006 second quarter declined 120 basis points as a result of homes closed for which all revenue recognition criteria required by SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), were not met as of June 30, 2006. These decreases in Home Gross Margins partially were offset by increases in Arizona, Utah and Florida primarily resulting from increases in the average selling prices of homes closed.
     Future Home Gross Margins may be impacted by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to raise home prices and maintain lower levels of incentives; (2) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) the impact of changes in demand for housing in our markets, particularly Nevada, California and Arizona; (6) the impact of being unable to sell mortgage loans on a timely basis given the increase in low or no down payment mortgage products being offered by HomeAmerican, as this may affect the timing of recognizing the profit on homes closed that do not qualify for the full accrual method pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.
     Orders for Homes — During the three and six months ended June 30, 2006, we received 2,738 and 6,538 net home orders, respectively, compared with 4,832 and 9,378 net home orders for the same periods in 2005. Each of our markets, with the exception of Utah, experienced year-over-year declines in net home orders, driven in part by significant increases in our Cancellation Rate, as well as increases in competition resulting from higher inventory levels of new and existing homes. We believe, that prospective homebuyers have been choosing to delay home purchases until the market works through this period of uncertainty. We have responded to the increased Cancellation Rate and the uncertainty in the homebuilding market by increasing incentives at a measured pace, with the objective of improving our sales velocity without compromising our commitment to building a quality product. Net home orders increased in Utah, resulting primarily from the strong demand for new homes in this market, as well as a 17% increase in the average number of active subdivisions which were open during the 2006 second quarter, compared with the 2005 second quarter.
     Cancellation Rate — We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 43.2% and 19.3% for the three months ended June 30, 2006 and 2005, respectively, and 36.7% and 19.8% for the six months ended June 30, 2006 and 2005, respectively. Cancellation Rates during the second quarter of 2006, compared with the second quarter of 2005, increased significantly in nearly all markets and, most notably Arizona, Virginia, California and Florida. The increases in Cancellation Rates in these markets resulted primarily from: what appears to be an exit of speculators from the new home market; an increased supply of new and previously owned homes available to be purchased, which has made it more difficult for homebuyers to sell their existing homes; slower home price appreciation; increased incentives being offered by competitors; and other factors related to higher mortgage interest rates.

     Backlog — We define “Backlog” as homes under contract but not yet delivered. At June 30, 2006 and 2005, we had 6,496 and 9,213 homes in Backlog, respectively. Because our Backlog equals total net home orders less homes closed, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. The estimated Backlog sales value decreased from $3.1 billion at June 30, 2005 to $2.4 billion at June 30, 2006, primarily due to a 29% decrease in homes in Backlog, offset in part by a 10% increase in the estimated average selling price of homes in Backlog.
     Marketing — Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other costs) were $31.6 million and $25.0 million for the three months ended June 30, 2006 and 2005, respectively. The $6.6 million increase in 2006 primarily was due to increases of (1) $2.8 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; and (2) $2.0 million in amortization of deferred marketing costs and $1.2 million in sales office expenses associated with an increase in our active subdivisions and model homes from 2005.
     Marketing expenses increased $13.3 million to $60.6 million for the six months ended June 30, 2006, compared with the same period in 2005, primarily due to increases of (1) $5.2 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; and (2) $4.3 million in amortization of deferred marketing costs, $2.0 million in salaries and benefits and $1.5 million in expenses, primarily attributable to an increase in our active subdivisions and model homes from 2005.
     Commissions — Commission expenses (which include direct incremental commissions paid for closed homes) were $37.4 million and $28.7 million for the three months ended June 30, 2006 and 2005, respectively, and $70.2 million and $54.5 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 increases primarily were attributable to increases in commission rates paid to outside brokers in response to more competitive markets, as well as higher outside and in-house commissions resulting from 21% increases in the average selling prices of homes closed during the second quarter and first six months of 2006, compared with the same periods in 2005.
     General and Administrative — General and administrative expenses were $80.0 million and $57.2 million during the three months ended June 30, 2006 and 2005, respectively. The $22.8 million increase primarily resulted from increases of (1) $7.9 million in write-offs of due diligence costs and deposits on land projects under option that we elected not to exercise, as further discussed below; (2) $6.4 million in compensation and other employee benefit-related costs; and (3) $3.1 million in supervisory fees (see Note 10 to our Unaudited Consolidated Financial Statements).
     General and administrative expenses for the six months ended June 30, 2006 and 2005 were $152.2 million and $110.3 million, respectively. The $41.9 million increase primarily resulted from increases of (1) $14.2 million in compensation and other employee benefit-related costs; (2) $10.8 million in write-offs of due diligence costs and deposits on land projects under option that we elected not to exercise; and (3) $6.6 million in supervisory fees.

Land Inventory
     The table below shows the carrying value of land and land under development, by market (in thousands).

	June 30,	December 31,	June 30,
	2006	2005	2005
Arizona	$289,959	$263,849	$268,123
California	498,073	503,491	293,332
Colorado	167,554	154,465	135,840
Delaware Valley	38,441	46,561	35,298
Florida	82,385	68,950	39,133
Illinois	23,757	33,421	38,655
Maryland	80,138	89,721	95,659
Nevada	365,206	341,437	253,900
Texas	1,831	15,511	23,748
Utah	85,560	62,264	39,321
Virginia	127,173	98,278	99,412

Total	$1,760,077	$1,677,948	$1,322,421

     The table below shows the total number of lots owned and lots controlled under option agreements by market, along with the total non-refundable option deposits (dollars in thousands).

	June 30,	December 31,	June 30,
	2006	2005	2005
Lots Owned
Arizona	7,477	7,385	8,083
California	3,391	3,367	2,224
Colorado	3,390	3,639	3,756
Delaware Valley	372	471	363
Florida	1,307	1,201	806
Illinois	312	430	546
Maryland	558	679	757
Nevada	3,619	4,055	3,806
Texas	77	471	722
Utah	1,159	964	832
Virginia	822	783	826

Total	22,484	23,445	22,721

Lots Controlled Under Option
Arizona	2,506	3,650	3,680
California	1,510	2,005	1,992
Colorado	1,785	2,198	2,785
Delaware Valley	966	1,283	1,223
Florida	2,367	3,202	3,453
Illinois	139	186	225
Maryland	1,156	1,173	1,072
Nevada	568	1,400	1,337
Texas	—	80	1,153
Utah	553	418	438
Virginia	2,642	3,224	2,969

Total	14,192	18,819	20,327

Total Lots Owned and Controlled (excluding lots in work-in-process)	36,676	42,264	43,048

Non-refundable Option Deposits
Cash	$37,993	$48,157	$38,891
Letters of Credit	17,640	23,142	26,544

Total Non-refundable Option Deposits	$55,633	$71,299	$65,435

     At June 30, 2006, we owned a total of 22,484 lots, representing a 4% decrease from December 31, 2005. Of these total lots owned, 9,032 were finished, of which 1,674 lots were subject to home sales contracts for which construction had not started. The remaining 13,452 lots were unfinished and in the process of being developed for future home sales. Additionally, the total lots controlled under options decreased 25% to 14,192 from December 31, 2005. The decrease in total lots owned and controlled primarily resulted from our efforts to adjust our lot supply, given the current pace of net new home orders, to pursue our two-year supply objective.

     Insurance Operations. Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant is licensed as a Class 3 stock insurance company by the Division of Insurance of the State of Hawaii and began operations in June 2004. Allegiant provides general liability coverage for products and completed operations to the Company and to subcontractors of homebuilding subsidiaries of MDC. Pursuant to agreements beginning in June 2004, StarAmerican Insurance Ltd., a Hawaii corporation and a wholly owned subsidiary of MDC, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million. The results of insurance operations were not material for any of the periods presented.
Financial Services Segment
     The table below sets forth information relating to our financial services segment operations (in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Broker origination fees	$2,343	$2,665	$(322)	-12%	$4,423	$4,833	$(410)	-8%
Gains on sales of mortgage loans, net	$15,439	$8,749	$6,690	76%	$28,466	$16,647	$11,819	71%
Operating Profit	$10,236	$4,127	$6,109	148%	$18,549	$6,974	$11,575	166%
Principal amount of loans originated	$604,419	$421,223	$183,196	43%	$1,130,650	$726,416	$404,234	56%
Principal amount of loans brokered	$172,438	$227,960	$(55,522)	-24%	$329,681	$441,312	$(111,631)	-25%
Capture Rate	59%	48%	11%		57%	45%	12%
Including brokered loans	75%	73%	2%		73%	71%	2%
Mortgage product (% of loans originated)

Fixed rate	49%	52%	-3%		49%	54%	-5%
Adjustable rate interest only	43%	36%	7%		44%	34%	10%
Adjustable rate other	8%	12%	-4%		7%	12%	-5%
     Financial services operating profits increased $6.1 million and $11.6 million for the second quarter and first six months of 2006, respectively, compared with the same periods in 2005. These higher operating profits in the 2006 periods primarily were due to increases of $6.7 million and $11.8 million, respectively, in gains on sales of mortgage loans resulting from 11% and 12% increases, respectively, in the Capture Rate (as defined below), as well as increases in the average principal amount of loans originated. Also impacting our gains on sales of mortgage loans was our ability to sell to third-party investors a significant number of mortgage loans originated by HomeAmerican pursuant to early purchase programs, which were initiated in the fourth quarter of 2005 and the first quarter of 2006.

     The principal amount of originated mortgage loans increased 43% and 56% during the second quarter and first six months of 2006, respectively, compared with the same periods in 2005. These increases primarily were due to the previously discussed increases in our Capture Rate, as well as increases in the average principal amount of loans originated by HomeAmerican. These increases to our Capture Rate primarily were due to having more loan products offered through HomeAmerican, which include, among other things, interest only loans and mortgage programs with low or no down payments, as well as increased management focus on providing competitive mortgage loan products rather than brokering these loans to third parties. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings. Brokered loans, for which HomeAmerican received a fee, have been excluded from the computation of the Capture Rate.
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
Other Operating Results
     Interest Expense — We capitalize interest incurred on our corporate and homebuilding debt during the period of active land development and through the completion of construction of our homebuilding inventories. Corporate and homebuilding interest incurred but not capitalized is reported as interest expense. Interest incurred by the financial services segment is charged to interest expense, which is deducted from interest income and reported as net interest income in Note 10 to our Unaudited Consolidated Financial Statements. Total interest incurred for our corporate and homebuilding segments was $15.0 million and $29.8 million for the three and six months ended June 30, 2006, respectively, compared with $11.1 million and $21.9 million for the same periods in 2005. These increases were the result of our issuance of $250 million principal amount of debt in July 2005. For a reconciliation of interest incurred, capitalized and expensed, see Note 7 to our Unaudited Consolidated Financial Statements.
     Corporate General and Administrative Expenses — Corporate general and administrative expenses totaled $21.3 million and $27.9 million for the three months ended June 30, 2006 and 2005, respectively. The $6.6 million quarter-over-quarter decrease primarily was attributable to a $4.9 million decrease in salaries and bonuses, an increase of $3.1 million in supervisory costs charged to the homebuilding and financial services segments (see Note 10 to our Unaudited Consolidated Financial Statements) and a reduction in other general and administrative expenses, including professional services, information technology costs and travel expenses. These expense reductions were offset in part by an increase of approximately $2.9 million in stock-based compensation expense resulting from our adoption of SFAS 123(R) in January 2006.
     Corporate general and administrative expenses totaled $49.7 million and $58.3 million for the six months ended June 30, 2006 and 2005, respectively. The $8.6 million decrease was attributable to a $4.5 million decrease in salaries and bonuses, an increase of $6.6 million in supervisory costs, and a reduction in other general and administrative expenses, including professional services, information technology costs and travel expenses. These expense reductions were offset in part by stock-based compensation expense of approximately $6.5 million.
     Related Party Expenses — Related party expenses were $0.1 million and $1.8 million for the three and six months ended June 30, 2006, respectively, compared with $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively. The increase in the first six months of 2006, compared with the first six months of 2005, resulted from our first quarter 2006 contribution commitment to the MDC/Richmond American Homes Foundation (the “Foundation”). No charitable contribution commitment was made to the Foundation during the six months ended June 30, 2005.
     Income Taxes — Our overall effective income tax rates were 37.4% for the three and six months ended June 30, 2006, and were 37.4% and 37.6% for the three and six months ended June 30, 2005, respectively.
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
Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q. See "Forward-Looking Statements” below.
Lines of Credit and Senior Notes
     Homebuilding — Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, we amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2006, we did not have any borrowings and had $61.4 million in letters of credit issued under the Homebuilding Line.

     Mortgage Lending — Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2006, $168.2 million was borrowed and an additional $31.4 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of our Quarterly Report on Form 10-Q for the period ended March 31, 2006.
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
MDC Common Stock Repurchase Program
     At June 30, 2006, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2006 or 2005.

Consolidated Cash Flow
     During the first six months of 2006, we used $112.3 million of cash in our operating activities. We used $274.0 million of cash to increase our home and land inventory levels, from December 31, 2005 inventory levels. We used $72.6 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses, as well as homebuilding construction payables. These uses of cash partially were offset by cash inflows of $190.9 million resulting from income before depreciation and amortization, deferred income taxes and stock-based compensation expense. Our cash used from operations also was offset by $24.4 million due to changes in mortgage loans held in inventory and other, net, primarily resulting from selling a high volume of mortgage loans that were originated during the fourth quarter of 2005. Additionally, a decrease in our home sales and other accounts receivable balance provided $35.6 million in cash.
     During the six months ended June 30, 2006, we used a total of $6.4 million in cash from financing activities. These cash uses primarily were the result of dividend payments of $22.5 million, offset in part by net borrowings under our Homebuilding Line and Mortgage Line of $11.6 million and $4.4 million in proceeds and tax benefits from the exercise of stock options. As discussed in Note 3 to our Unaudited Consolidated Financial Statements, tax benefits from the exercise of stock options previously were reported as an operating activity and, pursuant to SFAS 123(R), are now reported as a financing activity.
     Additionally, we used $4.3 million of cash in investing activities in the first six months of 2006, primarily due to the purchase of property and equipment.
     During the first six months of 2005, we used $328.0 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $605.8 million increase in our homebuilding inventories, prepaid expenses and other assets, and home sales and other accounts receivable in conjunction with our expanded homebuilding operations. These cash uses were offset partially by income before depreciation and amortization and deferred income taxes of $207.6 million and an increase of $52.8 million in mortgage loans held in inventory.
     Financing activities produced cash receipts of $0.2 million during the six months ended June 30, 2005, primarily due to $9.4 million proceeds from the exercise of stock options and net borrowings on our lines of credit totaling $5.4 million, offset by dividend payments of $14.6 million.
     Additionally, we used $11.7 million of cash in investing activities in the first six months of 2005, primarily due to the purchase of property and equipment.
Off-Balance Sheet Arrangements
     In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control significant lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2006, we had non-refundable deposits of $38.0 million in the form of cash and $17.6 million in the form of letters of credit to secure option contracts to purchase lots. At June 30, 2006, we had approximately $1.0 billion in land available to be purchased under lot option purchase contracts. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. Refer to Critical Accounting Estimates and Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information with respect to accounting for lot option purchase contracts that have been evaluated in accordance with the FASB’s Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended, and SFAS No. 49, “Accounting for Product Financing Arrangements.”

     At June 30, 2006, we had outstanding performance bonds (“Bonds”) and letters of credit totaling approximately $456.4 million and $88.9 million, respectively, including $24.7 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.
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
IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS
     Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes may have an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and may impact negatively our Home Gross Margins. For additional economic factors affecting real estate and residential housing prices, refer to conditions described under the caption “Executive Summary” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
     We continue to follow our disciplined strategy of seeking to control approximately a two-year supply of land in nearly all of our markets. Operating within this conservative model allows us to evaluate each market and allocate our capital to those markets that present opportunity for growth. We endeavor to apply this disciplined approach and continue to monitor the economic conditions in each of our markets to actively manage our business, well-positioning us to respond to changes.

OTHER
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes from the 2005 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.
Item 4. Controls and Procedures
     (a) Conclusion regarding the effectiveness of disclosure controls and procedures — An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2006.
     (b) Changes in internal control over financial reporting — There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“RAH Colorado”), alleging that RAH Colorado violated the terms of Colorado’s general permit for discharges of stormwater from construction activities at two of RAH Colorado’s development sites. In its complaint, the EPA sought civil penalties against RAH Colorado in the amount of $0.1 million. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against RAH Colorado for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA has inspected a number of sites under development in Colorado and by RAH Colorado affiliates in Virginia, Maryland, Arizona and California, and claims to have found additional stormwater permit violations. RAH Colorado has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.
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
Item 1A. Risk Factors
An adverse change in economic conditions could reduce the demand for homes and, as a result, could have a significant negative impact on our earnings.
     Changes in national and regional economic conditions, as well as local economic conditions where our subsidiaries conduct operations and where prospective purchasers of our homebuilding subsidiaries’ homes live, can have a significant negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, housing demand, interest rates and population growth may reduce demand and depress prices for our homebuilding subsidiaries’ homes. This, in turn, can reduce our earnings through slower orders for new homes, increased cancellations for existing home orders and decreased Backlog, as well as require increased incentive levels in an effort to maintain homes in Backlog. A material decline in the value of new residential housing also could result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Any pronounced down cycle in the homebuilding industry, particularly in Nevada, California, Arizona and Colorado, could cause demand for our homes and land that we own to weaken significantly.
Increases in our Cancellation Rate could have a significant negative impact on our Home Gross Margins, revenue and operating profits.
          Our Cancellation Rate has increased significantly during 2006, compared with 2004 and 2005 levels. Continued increases to our Cancellation Rates potentially resulting from a number of factors, including but not limited to, slower home price appreciation, increases in the supply of homes available to be purchased, higher mortgage interest rates and adverse changes in economic conditions, could have a significant negative impact on our Home Gross Margins, revenue and operating profit in future reporting periods.
If the market value of our homes or carrying value of our land drops significantly, our profits could decrease.
          The market value of our land and housing inventories depends on market conditions. Our homebuilding subsidiaries acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If demand for new homes continues to decrease, we may not be able to recover our costs when our homebuilding subsidiaries build and sell homes, may experience less than anticipated profits, and/or may not be able to make profits similar to what we have made in the past. Additionally, in future periods, if it should appear that we may not be able to recover our costs of inventory upon building and selling homes, we may be required to record an impairment of our inventory, which would have a negative impact on our homebuilding profits and net income.
          Except as discussed above, there has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, which include the following:
•	If land is not available at reasonable prices, our sales and earnings could decrease.

•	If our home prices continue to increase, our homes could become less affordable to the first-time and first-time move-up homebuyer and as such, they may not qualify for mortgage loans.

•	If the market value of our homes drops significantly, our profits could decrease.

•	Interest rate increases or changes in federal lending programs could lower demand for our home and our mortgage lending services.

•	Increased competition in the homebuilding industry could affect our ability to raise home prices and maintain lower levels of incentives, which could negatively impact our home sales revenue and operating profits.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could result in reduced profits.

•	Our business is subject to numerous environmental and other governmental regulations. These regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	The interest of certain control persons may be adverse to investors.

•	We depend on certain markets, and reduced demand for homes in these markets could reduce home sales revenue and earnings.

•	Labor and material shortages could cause delays in the construction of our homes.

•	Because of the seasonal nature of our business, our quarterly operating results fluctuate.

•	We are reliant on a small number of third party purchasers of mortgage loans originated by HomeAmerican which could impact our results of operations.

•	If our potential homebuyers are not able to obtain suitable financing, our business may decline.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any shares during the second quarter of 2006. Additionally, there were no sales of unregistered equity securities during the second quarter of 2006.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the Company’s shareowners was held on April 24, 2006 (the “Annual Meeting”). The following members of the Board of Directors were re-elected as Class III Directors for three-year terms expiring in 2009:

	Votes For	Votes Withheld
Steven J. Borick	36,028,478	7,311,113
David D. Mandarich	43,088,717	250,874
David E. Blackford	37,241,246	6,098,345
     Herbert T. Buchwald, Larry A. Mizel, Gilbert Goldstein and William B. Kemper continued to serve as directors of the Company after the annual meeting. On April 24, 2006, on the recommendation of the Corporate Governance/Nominating Committee, the Board of Directors increased the number of Directors on the Board from seven to eight and appointed Michael A. Berman as a Class I Director to fill the vacancy on the Board, with a term expiring in 2007.
     At the Annual Meeting, the shareowners voted for a proposal to approve an amendment to the Company’s Certificate of Incorporation, increasing the number of authorized shares of common stock from 100 million shares to 250 million shares. The number of votes cast for and against the proposal and the number of abstentions were as follows:

Votes For	Votes Withheld	Abstained
29,792,663	13,541,849	5,079
     No other business was brought before the meeting.

Item 5. Other Information
     On July 24, 2006, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 23, 2006 to shareowners of record on August 9, 2006.
Item 6. Exhibits
3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.