Form 10-K/A
period 2005-12-31
MDC HOLDINGS INC
filed 2006-10-11
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer ☑                     Accelerated filer☐                     Non-accelerated filer ☐
          Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          As of June 30, 2005, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $2.762 billion based on the closing sales price of $82.25 per share as reported on the New York Stock Exchange.
          As of January 31, 2006, the number of shares outstanding of Registrant’s common stock was 44,659,000.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K/A is incorporated by reference from the Registrant’s 2006 definitive proxy statement to be filed with the Securities and Exchange Commission no later than
120 days after the end of the Registrant’s fiscal year.

EXPLANATORY NOTE: This Form 10-K/A is being filed to provide additional segment reporting footnote disclosure related to our homebuilding operations. We have restated the accompanying Consolidated Financial Statements to revise our segment disclosures for all periods presented by disaggregating our homebuilding segment into four reportable segments. See our revised disclosures in Note 4 to the Consolidated Financial Statements. This amendment does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 7, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Consolidated Financial Statements.
This Form 10-K/A has all Items included in our Form 10-K filed March 7, 2006. However, this Form 10-K/A amends and restates only Items 1, 6, 7, 8 and 9A of the 2005 Annual Report on Form 10-K, in each case solely to be responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The restatement has no impact for any periods presented on: our total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.

M.D.C. HOLDINGS, INC.
FORM 10-K/A
For the Year Ended December 31, 2005

(i)

M.D.C. HOLDINGS, INC.
FORM 10-K/A
PART I
Forward-Looking Statements.
          Certain statements in this Form 10-K/A, the Company’s Annual Report to Shareowners, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These factors include those described under the captions “Risk Factors Relating to our Business” in Item 1A of this Report. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.
Item 1. Business.
          (a) General Development of Business
          M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-K/A, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that sell and build homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we recently reported our decision not to contract for the acquisition of additional land in our Texas markets), Utah and Virginia. We believe a significant presence in these markets enables us to compete effectively for homebuyers, land acquisitions and subcontractor labor.
          Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia.
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
          (b) Available Information
          Our website is located at www.richmondamerican.com. This Form 10-K/A and all other reports filed by the Company with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is filed electronically with the SEC, at http://www.investorrelations.richmondamerican.com/edgar.cfm.
          (c) Financial Information About Industry Segments
          Note 4 to the Consolidated Financial Statements contains information regarding our business segments for each of the years ended December 31, 2005, 2004 and 2003.
          (d) Narrative Description of Business
          Our business consists of two primary operations, homebuilding and financial services. In our homebuilding operations, we build and sell primarily single-family detached homes, although we build some townhomes in certain markets. Our homes are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction. Our financial services operations consist of the operations of HomeAmerican, American Home Insurance and American Home Title. HomeAmerican is a full service mortgage lender with offices located in each of our markets and originates or brokers mortgage loans for approximately 70% of our homebuyers. As a result, HomeAmerican is an integral part of our business.
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
          When opening a new homebuilding project, we seek to maintain a two-year supply of lots to avoid overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or paying in phases with cash. Also, we acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, which include members of MDC’s senior management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about our land acquisition practices may be found in the Homebuilding Operations, Land Acquisition and Development section.

Homebuilding Operations.
          Our operations sell and close homes in geographically diversified markets. Our home sales revenue by market is in the following table for the years 2003 through 2005 (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2005	2004	2003	2005	2004	2003
Arizona	$831,796	$627,331	$547,697	17%	16%	19%
California	1,075,900	1,078,063	748,337	23%	27%	26%
Colorado	627,042	614,919	675,236	13%	16%	24%
Delaware Valley	12,196	—	—	0%	—	—
Florida	238,054	81,635	15,655	5%	2%	1%
Illinois	33,490	994	—	1%	0%	—
Maryland	191,365	161,561	112,975	4%	4%	4%
Nevada	920,728	676,252	383,659	19%	17%	13%
Texas ..	128,289	109,432	26,143	3%	3%	1%
Utah	204,496	113,579	48,331	4%	3%	2%
Virginia	539,519	468,247	293,295	11%	12%	10%

Total	$4,802,875	$3,932,013	$2,851,328	100%	100%	100%

          Economies of Scale. We are a large homebuilding company in the United States, as well as most of the markets in which we operate, in terms of number of homes closed in fiscal 2005 and consolidated revenues. Our economies of scale have contributed to improvements in our homebuilding operating margins. We believe that our national, regional and local scale of operations have provided us with benefits such as:
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

          The table below shows the carrying value of land and land under development, by market, at December 31, 2005, 2004 and 2003 (in thousands).

	December 31,
	2005	2004	2003
Arizona	$263,849	$170,776	$90,535
California	503,491	288,479	255,089
Colorado	154,465	139,953	105,223
Delaware Valley	46,561	28,916	—
Florida	68,950	27,926	12,116
Illinois	33,421	33,656	—
Maryland	89,721	69,905	53,842
Nevada	341,437	212,703	134,437
Texas	15,511	19,420	16,420
Utah	62,264	35,104	22,548
Virginia	98,278	102,401	95,331

Total	$1,677,948	$1,129,266	$785,541

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
          Seasonal Nature of Business. Our homebuilding operations are seasonal in that some of our divisions, especially in the northernmost markets, are subject to weather-related slowdowns. Delays in development and construction activities resulting from adverse weather can increase our risk of buyer cancellations and contribute to higher costs for interest, materials and labor. See “Forward-Looking Statements” above.
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
Financial Services Operations.
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
          Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are able to be sold pursuant to the aforementioned early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.
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
          Historically, a substantial portion of our originated loans have been sold to one third party purchaser. It is likely that we will continue to depend on its ability and willingness to purchase a significant number of our loans originated. Should this purchaser discontinue or reduce the number of loans it is willing to purchase from us, our ability to timely sell HomeAmerican originated loans could be significantly impacted, which could result in lower revenue and earnings in a given reporting period.
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
          Additionally, the increased use of adjustable-rate mortgage products, including interest-only mortgages, could affect the ability of existing homeowners to obtain suitable financing for their homes at the end of their adjustable-rate term. This could lead to an increase in home foreclosures, thereby creating additional competition from higher unsold home inventory levels. These risks could negatively impact our home sales revenue and earnings.

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
SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA
Home sales revenue	$4,802,875	$3,932,013	$2,851,328	$2,260,291	$2,076,807
Total revenue	$4,884,160	$4,009,072	$2,920,070	$2,318,524	$2,125,874
Income from operations	$808,763	$636,914	$348,223	$274,044	$255,387
Net income	$505,723	$391,165	$212,229	$167,305	$155,715
Basic earnings per common share	$11.48	$9.19	$5.11	$3.97	$3.75
Diluted earnings per common share	$10.99	$8.79	$4.90	$3.83	$3.64

Weighted-average shares outstanding
Basic	44,046	42,560	41,521	42,103	41,560
Diluted	46,036	44,498	43,333	43,657	42,836

Dividends declared per share	$0.760	$0.434	$0.283	$0.197	$0.153

	December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA
Assets
Cash and cash equivalents (1)	$214,531	$400,959	$170,289	$27,271	$35,500
Housing completed or under construction (2)	$1,320,106	$887,002	$769,762	$612,151	$488,492
Land and land under development (3)	$1,677,948	$1,129,266	$785,541	$669,049	$460,268
Total assets (4)	$3,859,850	$2,844,731	$2,028,790	$1,641,062	$1,232,462
Debt and Lines of Credit
Senior notes	$996,297	$746,310	$497,700	$322,990	$174,503
Notes payable	—	—	2,479	—	—
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	156,532	135,478	79,240	154,074	99,642

Total debt and lines of credit	$1,152,829	$881,788	$579,419	$477,064	$274,145

Stockholders’ Equity	$1,952,109	$1,418,821	$1,015,920	$800,567	$653,831
Stockholders’ Equity per Outstanding Share	$43.74	$32.80	$24.06	$19.25	$15.64

(1)	Restricted cash in the amounts of $7,191, $3,276, $1,671 and $1,100 at December 31, 2004, 2003, 2002 and 2001, respectively, have been reclassified from cash and cash equivalents to restricted cash to conform to current periods’ presentation.

(2)	Accruals for home construction costs related to closed homes in the amounts of $53,205, $35,374, $37,018, $33,676 and $31,740 at December 31, 2005, 2004, 2003, 2002 and 2001, respectively, have been reclassified from housing completed or under construction to accrued liabilities to conform to current periods’ presentation (see Note 2).

(3)	Accruals for land development costs related to closed subdivisions in the amounts of $21,750, $19,313, $21,972, $12,206 and $9,766 at December 31, 2005, 2004, 2003, 2002 and 2001, respectively, have been reclassified from land and land under development to accrued liabilities to conform to current periods’ presentation (see Note 2).

(4)	Accruals for land development and home construction costs related to closed subdivisions and closed homes, respectively, in the amounts of $74,955, $54,687, $58,990, $45,882 and $41,506 at December 31, 2005, 2004, 2003, 2002 and 2001 have been reclassified from total assets to total liabilities to conform to current periods’ presentation (see Note 2).

	Year Ended December 31,
	2005	2004	2003	2002	2001
OPERATING DATA
Homes closed (units)	15,307	13,876	11,211	8,900	8,174
Average selling price per home closed	$313.8	$283.4	$254.3	$254.0	$254.1
Orders for homes, net (units)	15,334	14,248	12,630	9,899	7,701
Homes in Backlog at year-end (units)	6,532	6,505	5,593	4,035	2,882
Estimated Backlog sales value at year-end	$2,440,000	$1,920,000	$1,600,000	$1,120,000	$760,000
Estimated average selling price in Backlog	$373.5	$295.2	$286.1	$277.6	$263.7
Active subdivisions at year-end	292	242	198	178	137
Average active subdivisions	273	222	195	162	138

Cash Flows From
Operating activities (5)	$(424,929)	$(27,779)	$82,322	$(167,000)	$93,166
Investing activities	$(22,889)	$(29,917)	$(6,785)	$(12,441)	$(3,219)
Financing activities	$261,390	$288,366	$67,481	$171,212	$(67,547)

(5)	Cash flows from operating activities have been reclassified for the effect of restricted cash in the amount of $(3,915), $(1,605), $(571) and $(85) for the years ended December 31, 2004, 2003, 2002 and 2001, respectively, to conform to current periods’ presentation.

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

	Quarter
	Fourth	Third	Second	First
2005
Home sales revenue	$1,708,734	$1,147,757	$1,029,553	$916,831
Total revenue	$1,736,092	$1,167,812	$1,046,340	$933,916
Net income	$197,479	$120,990	$102,623	$84,631
Orders for homes, net (units)	2,405	3,551	4,832	4,546
Homes closed (units)	4,951	3,686	3,512	3,158
Homes in Backlog at period end (units)	6,532	9,078	9,213	7,893
Estimated Backlog sales value at period end	$2,440,000	$3,290,000	$3,140,000	$2,430,000
Earnings per share
Basic	$4.43	$2.73	$2.35	$1.95
Diluted	$4.29	$2.62	$2.25	$1.86
Weighted-Average Shares Outstanding
Basic	44,605	44,379	43,718	43,458
Diluted	46,068	46,258	45,703	45,564

	Quarter
	Fourth	Third	Second	First
2004
Home sales revenue	$1,316,913	$1,007,134	$861,537	$746,429
Total revenue	$1,343,856	$1,026,129	$875,483	$763,604
Net income	$142,623	$105,073	$82,568	$60,901
Orders for homes, net (units)	2,662	2,925	4,232	4,429
Homes closed (units)	4,323	3,558	3,085	2,910
Homes in Backlog at period end (units)	6,505	8,166	8,259	7,112
Estimated Backlog sales value at period end	$1,920,000	$2,480,000	$2,500,000	$2,080,000
Earnings per share
Basic	$3.31	$2.47	$1.95	$1.44
Diluted	$3.17	$2.36	$1.87	$1.38
Weighted-Average Shares Outstanding
Basic	43,117	42,493	42,318	42,306
Diluted	44,960	44,442	44,233	44,282

     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business.”
          M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-K/A, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we recently reported our intention not to contract for the acquisition of additional land in our Texas markets), Utah and Virginia. Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia.
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
          Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against the Estimates-to-Complete accrual. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness on an aggregate basis for the entire Company. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.
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

	Year Ended December 31,
	2005	2004	2003
Revenue	$4,884,160	$4,009,072	$2,920,070
Total Income Before Income Taxes	$808,763	$636,914	$348,223
Net Income	$505,723	$391,165	$212,229
Earnings Per Share:
Basic	$11.48	$9.19	$5.11
Diluted	$10.99	$8.79	$4.90
          2005 Compared With 2004. Revenues in 2005 increased by 22% from 2004 levels, primarily due to a 10% rise in homes closed and a $30,400 increase in the average selling price of homes closed in 2005.
          Income before income taxes rose $171.8 million in 2005. This growth primarily resulted from increases of $177.9 million and $11.8 million from our homebuilding and financial services and other segments, respectively, partially offset by a decrease in income before income taxes from our corporate segment of $17.8 million. Income before income taxes for our homebuilding segments increased primarily due to the higher number of homes closed and an increase of $30,400 in our average selling prices, as well as a 70 basis point increase in Home Gross Margins (as defined below). The increase in income before income taxes for our financial services and other segment primarily resulted from a $14.6 million increase in gain on sales of mortgage loans. Income before income taxes from our corporate segment decreased $17.8 million primarily due to an increase in compensation-related costs associated with our expanding homebuilding operations.
          2004 Compared With 2003. The 37% growth in revenues primarily resulted from a 24% increase in the number of homes closed to 13,876, as well as an increase of $29,100 in our average home selling price.
          Income before income taxes increased $288.7 million in 2004. The increase primarily was due to a $325.1 million increase in income before income taxes from our homebuilding segments, partially offset by decreases of $9.6 million and $26.8 million in income before income taxes from our financial services and other and corporate segments. The homebuilding segments’ profit increase principally was the result of the increases in home closings and average selling prices described above and a 360 basis point increase in Home Gross Margins. The financial services and other segment decrease primarily was due to a $3.4 million decrease in broker origination fees and gain on sales of mortgage loans and a $7.2 million increase in general and administrative expenses resulting from HomeAmerican’s expanded loan origination activity.

Homebuilding Operating Activities — 2005 Compared With 2004 (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Home Sales Revenue	$4,802,875	$3,932,013	$870,862	22%
Average Selling Price Per Home Closed	$313.8	$283.4	$30.4	11%
Home Gross Margins	28.4%	27.7%	0.7%	2%
Cancellation Rate	23.7%	25.3%	-1.6%	-6%
Orders For Homes, net (Units)
Arizona	3,627	4,066	(439)	-11%
California	2,060	2,034	26	1%
Colorado	2,075	2,276	(201)	-9%
Delaware Valley	191	23	168	N/A
Florida	1,044	446	598	134%
Illinois	148	20	128	N/A
Maryland	423	341	82	24%
Nevada	3,293	2,596	697	27%
Texas	781	807	(26)	-3%
Utah	953	753	200	27%
Virginia	739	886	(147)	-17%

Total	15,334	14,248	1,086	8%

Homes Closed (Units)
Arizona	3,671	3,256	415	13%
California	2,102	2,346	(244)	-10%
Colorado	2,190	2,318	(128)	-6%
Delaware Valley	33	—	33	N/A
Florida	1,083	452	631	140%
Illinois	86	2	84	N/A
Maryland	397	385	12	3%
Nevada	3,016	2,736	280	10%
Texas	799	694	105	15%
Utah	904	615	289	47%
Virginia	1,026	1,072	(46)	-4%

Total	15,307	13,876	1,431	10%

Backlog (Units)
Arizona	2,099	2,143	(44)	-2%
California	765	807	(42)	-5%
Colorado	577	692	(115)	-17%
Delaware Valley	181	23	158	N/A
Florida	599	638	(39)	-6%
Illinois	80	18	62	N/A
Maryland	251	225	26	12%
Nevada	1,023	746	277	37%
Texas	238	256	(18)	-7%
Utah	338	289	49	17%
Virginia	381	668	(287)	-43%

Total	6,532	6,505	27	0%

Backlog Estimated Sales Value	$2,440,000	$1,920,000	$520,000	27%

Estimated Average Selling Price of Homes in Backlog	$373.5	$295.2	$78.3	27%

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Active Subdivisions
Arizona	54	32	22	69%
California	34	22	12	55%
Colorado	57	53	4	8%
Delaware Valley	7	2	5	N/A
Florida	19	18	1	6%
Illinois	8	1	7	N/A
Maryland	11	11	—	0%
Nevada	43	31	12	39%
Texas	21	24	(3)	-13%
Utah	18	22	(4)	-18%
Virginia	20	26	(6)	-23%

Total	292	242	50	21%

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

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Average Selling Price Per Home Closed (in thousands)
Arizona	$227.2	$192.7	$34.5	18%
California	512.6	459.5	53.1	12%
Colorado	286.3	265.3	21.0	8%
Delaware Valley	369.6	—	369.6	N/A
Florida	219.9	180.6	39.3	22%
Illinois	389.4	496.9	(107.5)	-22%
Maryland	482.8	419.6	63.2	15%
Nevada	305.8	247.2	58.6	24%
Texas	160.6	157.7	2.9	2%
Utah	226.4	184.7	41.7	23%
Virginia	527.1	436.8	90.3	21%
Total	$313.8	$283.4	$30.4	11%
     Home Gross Margins. We define “Home Gross Margins” to mean home sales revenues less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs and a reserve for warranty expense) as a percent of home sales revenues. Home Gross Margins increased 70 basis points to 28.4% in 2005 from 27.7% in 2004. We experienced particularly strong year-over-year improvements in Home Gross Margins in Virginia, Maryland and Arizona, primarily as a result of increases in the average selling prices during 2005, compared with 2004, in each of these markets. In addition, we were able to moderate the impact of labor and material cost increases through national purchasing programs, limiting the impact on Home Gross Margins across the Company. These increases partially were offset by decreases in Home Gross Margins in our Nevada market, primarily resulting from increases in the cost of land and construction materials used in building new homes. Despite year-over-year improvements in Home Gross Margins in Utah and Florida, the 70 basis point improvement in Home Gross Margin partially was offset by the impact of closing a greater number of homes in these markets where Home Gross Margins were lower than the Company average. Additionally, Home Gross Margins were lower in Colorado, primarily due to a more competitive environment for new homes in this market.
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
Results of Operations — 2005 Compared With 2004
     Home Sales Revenue. Home sales revenue in 2005 increased 22% over 2004 primarily as a result of an 11% increase in average selling price and a 10% increase in the number of homes closed as discussed above.
     Other Revenue. The table below sets forth the components of other revenue and selected financial data for our HomeAmerican operations (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Broker origination fees	$12,478	$21,175	$(8,697)	-41%
Gains on sales of mortgage loans, net	42,919	28,302	14,617	52%
Other revenue	18,243	13,805	4,438	32%
Interest income, net	4,650	4,879	(229)	-5%

Total other revenue	$78,290	$68,161	$10,129	38%

Principal amount of mortgage loans originated	$1,949,863	$1,652,206	$297,657	18%
Principal amount of mortgage loans brokered	$964,977	$749,440	$215,537	29%
Capture Rate	49%	53%	-4%
Including brokered loans	72%	74%	-2%
Mortgage product (% of mortgage loans originated)
Fixed rate	53%	60%	-7%
Adjustable rate — interest only	37%	24%	13%
Adjustable rate — other	10%	16%	-6%
     Broker origination fees decreased from 2004 as a result of the Company experiencing a more competitive mortgage pricing environment. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans, which was offset partially by brokering a lower percentage of total loans processed to third party mortgage companies by virtue of HomeAmerican’s expansion of available product offerings.
     The increase in gains on sales of mortgage loans, net was attributable primarily to the increased level of homes closed by the homebuilding segments during 2005. Additionally, the average balance for loans originated by HomeAmerican was 13% higher in 2005, compared with 2004, resulting primarily from our increase in the average selling price of homes closed. The higher gains on sales of mortgage servicing resulted in part from the increased level of mortgage loans originated, primarily due to a greater number of homes closed, as well as new loan sale programs adopted by the Company during the fourth quarter of 2005. These programs enabled HomeAmerican to sell a substantial number of loans to third-party purchasers in less than five days from origination, compared with the historical pattern of selling loans to third-party purchasers within 45 days of origination.
     Home Cost of Sales. Home cost of sales in 2005 increased 21% over 2004 primarily as a result a 10% increase in the number of homes closed as discussed in the Homebuilding Operating Activities section above.
     Marketing Expenses. Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other costs) totaled $106.0 million and $92.6 million in 2005 and 2004, respectively. The $13.4 million rise in 2005 primarily was due to increases of (1) $5.3 million in amortization of deferred marketing costs resulting from our higher home closings; (2) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets; and (3) $2.7 million in product advertising in connection with our increased number of active subdivisions.
     Commission Expenses. Commission expenses (which include direct incremental commissions paid for closed homes) increased by 23% to $130.3 million in 2005 from $106.0 million in 2004. This increase in 2005 was attributable to the 22% rise in home sales revenues resulting from higher average selling prices and homes closed.
     General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Homebuilding	$236,695	$179,612	$57,083	32%
Financial services and other	39,631	40,095	(464)	-1%
Corporate	111,606	94,832	16,774	18%

Total general and administrative expenses	$387,932	$314,539	$73,393	23%

     General and administrative expenses for our homebuilding segments totaled $236.7 million and $179.6 million for the years ended December 31, 2005 and 2004, respectively. The increase of $57.1 million primarily resulted from an increase of approximately $30.6 million in compensation and other employee benefit-related costs associated with the expanded operations in many of our markets, most notably California, Nevada, Arizona, Florida and Virginia. Also impacting the increase in general and administrative expense was a $5.4 million increase in building rent and office-related expenses. Included in homebuilding general and administrative expenses are supervisory fees charged by MDC to our reportable segments. Supervisory fees represent costs incurred by our corporate operations associated with certain departments. Supervisory fees included in general and administrative expense for the homebuilding segments were $35.3 million and $25.0 million for the years ended December 31, 2005 and 2004, respectively. The $13.3 million increase in supervisory fees for our homebuilding segments primarily was due to our continued growth in 2005, compared with 2004.
     General and administrative expenses for the operations of our financial services and other segment remained flat in 2005, compared with 2004. Supervisory fees included in general and administrative expense for the financial services and other segment were $0.5 million for each of the years ended December 31, 2005 and 2004.
     General and administrative expenses for our corporate segment totaled $111.6 million for 2005, compared with $94.8 million in 2004. The 2005 general and administrative expenses for our corporate segment were impacted by increases in compensation-related costs of approximately $18.2 million primarily resulting from our higher profitability.
     Related Party Expenses. Related party expenses were $8.4 million and $6.8 million for the years ended December 31, 2005 and 2004, respectively, and primarily relate to payments we made to the MDC/Richmond American Homes Foundation (the “Foundation”), formerly known as the M.D.C. Holdings, Inc. Charitable Foundation. We contributed $8.1 million and $6.3 million in the form of MDC common stock in 2005 and 2004, respectively, to the Foundation.
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
     Income Taxes. Our overall effective income tax rate was 37.5% and 38.6% in 2005 and 2004, respectively. The decrease in our effective tax rate during 2005, compared with 2004, primarily was due to the impact of the Internal Revenue Code Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004, as well as a reduction in our state effective income tax rate. These reduced effective income tax rates resulted in benefits of approximately $8.9 million during 2005.
     Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All corporate and homebuilding interest incurred in 2005 and 2004 was capitalized. Interest incurred by our corporate and homebuilding segments increased to $51.9 million in 2005, compared with $32.9 million in 2004. The increase in 2005 compared with 2004 primarily was due to an increase in the average debt balance. For a reconciliation of interest incurred, capitalized and expensed, see Note 11 to our Consolidated Financial Statements.

Homebuilding Operating Activities — 2004 Compared With 2003 (dollars in thousands).

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

     Homes Closed. Our home closings were higher in 2004, compared with 2003, in all of our markets except Colorado. Home closings particularly were strong in Nevada, Arizona, California and Virginia, primarily due to the strong demand for new homes in these markets which resulted in a higher Backlog of homes to begin the year, compared with the start of the prior year. In addition, our markets in Utah, Texas, Florida and Illinois contributed an increase of 1,231 home closings in 2004. We closed fewer homes in 2004, compared with 2003, in Colorado, primarily due to lower home orders resulting from fewer average active subdivisions in this market.
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
Results of Operations – 2004 Compared With 2003
     Home Sales Revenue. Home sales revenue in 2004 increased 38% over 2003. The improvement resulted from a 24% increase in home closings, as well as an increase of $29,100 in our average home selling price as discussed above.
     Other Revenue. The table below sets forth the components of other revenue and selected financial data for our HomeAmerican operations (dollars in thousands).

	Year Ended December 31,		2004 Increase (Decrease)
	2004	2003	Amount	%
Broker origination fees	$21,175	$22,245	$(1,070)	–5%
Gains on sales of mortgage loans, net	28,302	30,594	(2,292)	–7%
Other revenue	13,805	9,042	4,763	53%
Interest income, net	4,879	5,563	(684)	–12%

Total other revenue	$68,161	$67,444	$1,401	2%

Principal amount of mortgage loans originated	$1,652,206	$1,478,334	$173,872	12%
Principal amount of mortgage loans brokered	$749,440	$418,999	$330,441	79%
Capture Rate	53%	63%	–10%
Including brokered loans	74%	79%	–5%

Mortgage product (% of mortgage loans originated)
Fixed rate	60%	83%	–23%
Adjustable rate	40%	17%	23%
     The decline in gains on sales of mortgage loans, net was driven by a more competitive mortgage pricing environment during 2004, the impact of originating a greater number of less-valuable adjustable rate mortgage loans and brokering to third party mortgage companies a higher percentage of total loans processed in 2004.
     The principal amount of originated and brokered loans increased 12% and 79%, respectively, in 2004 compared with 2003. These improvements primarily were due to the increases in homes closed by our homebuilding segments. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in 2004. The declines in the Capture Rate primarily resulted from

HomeAmerican brokering out a higher percentage of mortgage loans to outside lending institutions for our homebuyers due to the competitive environment for mortgage loans that resulted from the significant decline in refinancing activity in the marketplace relative to the 2003 year.
     Home Cost of Sales. Home cost of sales in 2004 increased 31% over 2003 primarily as a result a 24% increase in the number of homes closed as discussed in Homebuilding Operating Activities above.
     Marketing Expenses. Marketing expenses totaled $92.6 million in 2004, compared with $80.6 million in 2003. The increase in 2004 primarily was due to increases of (1) $7.7 million in product advertising and deferred marketing amortization in connection with the increased number of active subdivisions and greater number of home closings in 2004; and (2) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets.
     Commission Expenses. Commission expenses totaled $106.0 million and $81.5 million in 2004 and 2003, respectively. The increase in 2004 resulted primarily from our increased home sales revenues.
     General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2004	2003	Amount	%
Homebuilding	$179,612	$137,561	$42,051	31%
Financial services and other	40,095	32,899	7,196	22%
Corporate	94,832	60,946	33,886	56%

Total general and administrative expenses	$314,539	$231,406	$83,133	36%

     General and administrative expenses for our homebuilding segments totaled $179.6 million in 2004, compared with $137.6 million in 2003. The increase in 2004 primarily was due to increased compensation and other employee benefit costs associated with the expanded operations in many of our markets, most notably California, Colorado, Nevada and Virginia, and in our markets in Utah, Texas, Florida, Delaware Valley and Illinois.
     General and administrative expenses for our financial services and other and corporate segments increased $7.2 million and $33.9 million, respectively in 2004, compared with 2003. The increases in 2004 primarily were due to greater compensation-related costs incurred to handle the higher volume of mortgage loan closings and the record backlog level of the homebuilding segments.
     Related Party Expenses. Related party expenses were $6.8 million and $4.4 million for the years ended December 31, 2004 and 2003, respectively, and primarily relate to payments we made to the Foundation. We contributed $6.3 million and $4.0 million in the form of MDC common stock in 2004 and 2003, respectively, to the Foundation.
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

     Income Taxes. Our overall effective income tax rate was 38.6% and 39.1% in 2004 and 2003, respectively.
     Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All corporate and homebuilding interest incurred in 2004 and 2003 was capitalized. Interest incurred by the financial services and other segment is charged to interest expense and is reported as a component of interest and other income, net in the Consolidated Statements of Income. Interest incurred by our corporate segment and homebuilding segments increased to $32.9 million in 2004, compared to $26.8 million in 2003. The increase in 2004 compared with 2003 primarily was due to an increase in the average debt balance, which was used to fund our long-term growth. For a reconciliation of interest incurred, capitalized and expensed, see Note 11 to our Consolidated Financial Statements.
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
     General — The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these representations, warranties and covenants and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed as Exhibits in Part IV of this Form 10-K/A.
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
Consolidated Cash Flow.
     Year Ended December 31, 2005 - We used cash of $424.9 million in our operating activities for the year ended December 31, 2005. The cash used in operations primarily was the result of the $981.8 million increase in our housing completed or under construction and land and land under development. We continued to expand our homebuilding operations in most of our existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets. As a result of our expansion efforts, we increased our carrying value of land and land under development position by 49% from $1.1 billion at December 31, 2004 to $1.7 billion at December 31, 2005. The increases in our land positions were most notable in our Arizona, Nevada, California and Florida markets, where we continued to allocate additional resources for growth. In addition, we increased our average number of active subdivisions by 23%, which contributed to the 49% increase in the value of housing completed or under construction. Additionally, our home sales receivables increased $103.3 million during 2005. This primarily was due to a significant number of homes being closed in the last week of 2005, compared with the volume of homes closed in the same period of 2004. Partially offsetting the aforementioned cash used from operations, were proceeds from net income and increased accounts payable and accrued liabilities of $505.7 million and $240.4 million, respectively.
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

     Year Ended December 31, 2004 — The 2004 operating cash use primarily was the result of a $38.9 million increase in our mortgage loans held in inventory and a $461.0 million increase in our homebuilding inventories and other assets in conjunction with our expanded homebuilding operations, partially offset by income before deferred taxes, depreciation and amortization of $424.2 million and an increase in accounts payable and other accrued expenses of $124.2 million. We continued to expand our homebuilding operations in new markets to complement our expansion in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.
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
     Year Ended December 31, 2003 — During 2003, we generated cash of $82.3 million from our operating activities. The 2003 operating cash flow primarily was generated by income before deferred taxes, depreciation and amortization and debt redemption expenses of $251.1 million, an increase in accounts payable and other accrued expenses of $86.0 million and a decrease in mortgage loans held in inventory of $67.9 million. These cash inflows partially were offset by increases in homebuilding inventories and other assets of $274.1 million in conjunction with our expanded homebuilding operations.
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

	Maturities through December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	Estimated Fair Value
Fixed Rate Debt	$—	$—	$—	$—	$—	$996,297	$996,297	$973,444
Average Interest Rate	—	—	—	—	—	5.92%	5.92%	—

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
     As discussed in Note 4, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.
     We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States) the effectiveness of M.D.C Holdings, Inc’s. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
March 2, 2006, except for Note 4
for which the date is October 9, 2006

M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$214,531	$400,959
Restricted cash	6,742	7,191
Home sales receivables	134,270	31,018
Mortgage loans held in inventory	237,376	178,925
Inventories, net
Housing completed or under construction	1,320,106	887,002
Land and land under development	1,677,948	1,129,266
Property and equipment, net	49,119	37,781
Deferred income taxes	54,319	40,963
Prepaid expenses and other assets, net	165,439	131,626

Total Assets	$3,859,850	$2,844,731

	December 31,
	2005	2004
LIABILITIES
Accounts payable	$201,747	$157,283
Accrued liabilities	442,409	335,860
Income taxes payable	102,656	50,979
Related party liabilities (see Note 17)	8,100	—
Homebuilding line of credit	—	—
Mortgage line of credit	156,532	135,478
Senior notes, net	996,297	746,310

Total Liabilities	1,907,741	1,425,910

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,642,000 and 44,630,000 issued and outstanding at December 31, 2005 and 43,286,000 and 43,255,000 issued and outstanding at December 31, 2004	447	433
Additional paid-in capital	722,291	660,699
Retained earnings	1,232,971	760,780
Unearned restricted stock	(2,478)	(1,418)
Accumulated other comprehensive loss	(622)	(290)
Less treasury stock, at cost; 12,000 and 31,000 shares, respectively, at December 31, 2005 and December 31, 2004	(500)	(1,383)

Total Stockholders’ Equity	1,952,109	1,418,821

Total Liabilities and Stockholders’ Equity	$3,859,850	$2,844,731

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUE

Home sales revenue	$4,802,875	$3,932,013	$2,851,328
Land sales revenue	2,995	8,898	1,298
Other revenue	78,290	68,161	67,444

Total Revenue	4,884,160	4,009,072	2,920,070

COSTS AND EXPENSES

Home cost of sales	3,440,858	2,843,543	2,163,696
Land cost of sales	1,861	8,783	842
Marketing expenses	106,015	92,562	80,665
Commission expenses	130,307	105,979	81,483
General and administrative expenses	387,932	314,539	231,406
Related party expenses (see Note 17)	8,424	6,752	4,440
Expenses related to debt redemption	—	—	9,315

Total Costs and Expenses	4,075,397	3,372,158	2,571,847

Income before income taxes	808,763	636,914	348,223
Provisions for income taxes	(303,040)	(245,749)	(135,994)

NET INCOME	$505,723	$391,165	$212,229

EARNINGS PER SHARE

Basic	$11.48	$9.19	$5.11

Diluted	$10.99	$8.79	$4.90

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	44,046	42,560	41,521

Diluted	46,036	44,498	43,333

DIVIDENDS DECLARED PER SHARE	$0.760	$0.434	$0.283

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

			Additional		Unearned	Accmulated Other
	Common Stock		Paid-in-	Retained	Restricted	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Stock	Loss	Shares	Amount	Total
BALANCES AT DECEMBER 31, 2002	41,343,000	$413	$371,801	$501,498	$(820)	$2	(6,985,000)	$(72,327)	$800,567
Comprehensive income
Net income	—	—	—	212,229	—	—	—	—	212,229
Minimum pension liability adjustment, net of income taxes of $(100)	—	—	—	—	—	(158)	—	—	(158)
Change in unrealized gains on securities available for sale, net of income taxes of $254	—	—	—	—	—	147	—	—	147

Total comprehensive income									212,218

Shares issued	1,182,000	12	20,333	—	—	—	310,000	3,425	23,770
Tax benefit of non-qualified stock options exercised	—	—	12,561	—	—	—	—	—	12,561
Repayments on notes receivable for stock purchases	—	—	896	—	—	—	—	—	896
Contribution of common stock	—	—	2,882	—	—	—	89,000	1,118	4,000
Stock repurchases	—	—	—	—	—	—	(945,000)	(26,731)	(26,731)
Cash dividends paid	—	—	—	(11,812)	—	—	—	—	(11,812)
10% stock dividend	(123,000)	(1)	75,013	(118,988)	—	—	3,503,000	43,976	—
Issuance of restricted stock	—	—	566	—	(800)	—	21,000	234	—
Restricted stock vesting	—	—	—	—	451	—	—	—	451

BALANCES AT DECEMBER 31, 2003	42,402,000	424	484,052	582,927	(1,169)	(9)	(4,007,000)	(50,305)	1,015,920
Comprehensive income
Net income	—	—	—	391,165	—	—	—	—	391,165
Minimum pension liability adjustment, net of income taxes of $(13)	—	—	—	—	—	(21)	—	—	(21)
Change in unrealized gains on securities available for sale, net of income taxes of $64	—	—	—	—	—	(260)	—	—	(260)

Total comprehensive income									390,884

Shares issued	970,000	10	13,840	—	—	—	83,000	1,063	14,913
Tax benefit of non-qualified stock options exercised	—	—	16,030	—	—	—	—	—	16,030
Contribution of common stock	—	—	1,231	—	—	—	115,000	5,069	6,300
Stock repurchases	—	—	—	—	—	—	(155,000)	(6,812)	(6,812)
Cash dividends paid	—	—	—	(18,624)	—	—	—	—	(18,624)
10% stock dividend	(86,000)	(1)	145,358	(194,688)	—	—	3,930,000	49,331	—
Issuance of restricted stock	—	—	328	—	(748)	—	13,000	420	—
Forfeitures of restricted stock	—	—	(140)	—	262	—	(10,000)	(149)	(27)
Restricted stock vesting	—	—	—	—	237	—	—	—	237

BALANCES AT DECEMBER 31, 2004	43,286,000	433	660,699	760,780	(1,418)	(290)	(31,000)	(1,383)	1,418,821

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

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$505,723	$391,165	$212,229
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization of deferred marketing costs	39,111	33,806	30,421
Depreciation and amortization of long-lived assets	15,314	10,605	5,427
Amortization of debt discount	367	196	258
Deferred income taxes	(13,356)	(8,867)	(6,116)
Stock-based compensation expense	1,239	649	4,204
Company 401k plan match in stock	4,294	3,511	2,978
Related party common stock contribution	8,100	6,300	4,000
Expenses related to debt redemption	—	—	9,315
Net changes in assets and liabilities
Home sales receivables	(103,252)	(22,624)	(4,875)
Housing completed or under construction	(433,104)	(117,240)	(157,611)
Land and land under development	(548,682)	(343,725)	(116,492)
Prepaid expenses and other assets	(59,281)	(59,346)	(51,793)
Mortgage loans held in inventory	(58,451)	(38,885)	67,898
Accounts payable and accrued liabilities	240,419	124,196	85,956
Restricted cash	449	(3,915)	(1,605)
Other, net	(23,819)	(3,605)	(1,872)

Net cash (used in) provided by operating activities	(424,929)	(27,779)	82,322

INVESTING ACTIVITIES
Net purchase of property and equipment	(22,889)	(29,917)	(6,785)

FINANCING ACTIVITIES
Lines of credit
Advances	1,462,154	1,816,738	2,353,400
Principal payments	(1,441,100)	(1,760,500)	(2,428,234)
Senior notes
Proceeds from issuance, net	247,605	246,575	346,148
Redemption	—	—	(175,000)
Premium on redemption	—	—	(7,329)
Dividend payments	(33,532)	(18,624)	(11,812)
Stock repurchases	—	(6,812)	(26,731)
Proceeds from exercise of stock options	26,263	10,989	17,039

Net cash provided by financing activities	261,390	288,366	67,481

Net (decrease) increase in cash and cash equivalents	(186,428)	230,670	143,018
Cash and cash equivalents
Beginning of year	400,959	170,289	27,271

End of year	$214,531	$400,959	$170,289

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
     Description of Business — The Company’s homebuilding operations, through separate subsidiaries, are engaged in the design, construction and sale of single-family homes. In the Company’s financial services and other segment, HomeAmerican Mortgage Corporation (a wholly owned subsidiary of M.D.C. Holdings, Inc., “HomeAmerican”) provides mortgage loans primarily to the Company’s homebuyers (the mortgage lending operations). The Company also makes available to its homebuyers third party homeowners, auto and other types of insurance products through its wholly owned subsidiary American Home Insurance Agency, Inc (“American Home Insurance”). Additionally, the Company provides title agency services through its wholly owned subsidiary American Home Title and Escrow Company (“American Home Title”).
     Presentation — The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.
     Cash and Cash Equivalents — The Company periodically invests funds not immediately required for operating purposes in highly liquid, short-term investments with an original maturity of 90 days or less, such as commercial paper, money market funds and repurchase agreements, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Additionally, cash and cash equivalents include earnest money deposits (“Deposits”) received from customers for the sale of a home. In certain states, unless the Company takes measures to release any state regulatory imposed restrictions on Deposits received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, the Company is restricted from using these Deposits for general purposes. Accordingly, at December 31, 2005 and 2004, the Company had $12.5 million in blanket security bonds issued in two states to release restrictions on certain Deposits.
     Restricted Cash — Homebuilding restricted cash consists primarily of Deposits which are restricted from being used by the Company for general purposes due to regulatory requirements in one of the states the Company operates in. The Company had $6.7 million and $7.2 million in restricted cash related to Deposits at December 31, 2005 and 2004, respectively.
     Home Sales Receivables — Home sales receivables primarily consists of cash to be received from title companies associated with closed homes. Generally, the Company will receive cash from title companies within a few days of the home being closed.
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     probable; (2) entitlement costs; (3) land costs; (4) title insurance, taxes and closing costs directly related to the purchase of the land parcel; and (5) development costs for the land.
     Impairment of Inventories — Inventory is carried at cost unless events and circumstances indicate that the carrying value of the underlying projects may not be recoverable. Events and circumstances that the Company reviews in determining if the carrying value of the underlying project may not be recoverable include, among other things, actual and trending Gross Profit, which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing, for homes closed, forecasted Gross Profit for homes sold but not closed, and known or current expectations indicating that the carrying value may not be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) if there are indicators that the carrying value of long-lived assets may not be recoverable, the assets are reviewed for impairment by comparing the estimated future cash flows (undiscounted and without interest charges) from an individual project to its carrying value. If such cash flows are less than the project’s carrying value, the carrying value of the project is written down to its estimated fair value. Homebuilding inventories held for sale are carried at the lower of cost or fair value, less selling costs, and are evaluated for impairment on a project basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. No impairment was recorded by the Company for the years ending December 31, 2005, 2004 and 2003.
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
     Prepaid Expenses and Other Assets, Net — Prepaid expenses and other assets include qualified settlement fund (“QSF”) assets that are held for the processing and disposition of eligible claims made under the warranties created pursuant to the settlement of litigation commenced in 1994 and settled in November 1996. Available for sale investments included in QSF assets are recorded on the Consolidated Balance Sheets at fair value, which is based on quoted prices, with the related unrealized gain or loss included in accumulated other comprehensive loss. At December 31, 2005 and 2004, MDC had intercompany notes payable (including accrued interest) to the QSF, and the QSF had offsetting intercompany notes receivable from MDC, of $12.5 million under a borrowing arrangement that was approved by the Colorado Division of Insurance.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2005	2004
QSF asset	$14,697	$14,465
MDC intercompany notes payable to QSF	(12,500)	(12,500)
Land option deposits	51,850	46,510
Deferred marketing costs	35,537	28,200
Other receivables	24,538	8,694
Prepaid expenses	13,647	11,569
Intangible assets	8,941	10,162
Deferred debt issue costs, net	6,937	5,671
Other	21,792	18,855

Total	$165,439	$131,626

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
     Estimates to Complete Land Development and Home Construction — In order to properly match revenues with expenses, an estimated accrual must be made by the Company as to certain construction and land development costs incurred but not yet paid at the time of a home closing (“Estimates-to-Complete”). Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. At December 31, 2005 and 2004, we had Estimates-to-Complete accruals of $75.0 million and $54.7 million, respectively, which are included as a component of accrued liabilities. The Company monitors the adequacy of these accruals on a house-by-house basis, in aggregate for each of our markets, as well as on a consolidated basis.
     Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46”). Pursuant to FIN 46, a variable interest entity (“VIE”) is created when (1) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (2) the entity’s equity holders as a group either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity; or (3) the entity’s equity holders have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to FIN 46, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flow, as defined in FIN 46.
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
     The Company’s lot option arrangements periodically are entered into with third parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions in accordance with FIN 46, as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”). SFAS 49 provides guidance on identifying and accounting for product financing arrangements which include: (1) products (including land) that are contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase product at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. The Company has evaluated all lot option purchase contracts outstanding at December 31, 2005 subject to the provisions of SFAS 49 and, based on this evaluation, the Company has determined that no asset or liability was required to be recorded prior to the date of purchase.
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
     Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against the Estimates-to-Complete accrual. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general and structural warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness on an aggregate basis for the entire Company. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.
     Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheets and totaled $82.2 million and $64.4 million at December 31, 2005 and 2004, respectively. In addition, the carryover reserve includes additional warranty reserves created pursuant to the QSF.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

     Insurance Costs — The Company records expenses and liabilities for costs to cover self-insurance and deductible amounts under the Company’s insurance policies and for any estimated outstanding losses and loss adjustment expenses associated with claims in excess of coverage limits or not covered by insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on known facts and interpretation of circumstances, which include the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business assumed and changing regulatory in legal environments.
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

     Revenue Recognition for Homebuilding Operations — The Company recognizes revenue from the sale of homes in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized from home sales when the closing has occurred, title has passed, adequate initial and continuing investment by the homebuyer is received, possession and other attributes of ownership have been transferred to the homebuyer and the Company is not obligated to perform significant additional activities after closing and delivery. Revenue from homes that close with the buyer providing a sufficient initial and continuing investment, assuming all other revenue recognition criteria have been met, is recognized using the full accrual method as provided in SFAS 66 on the date of closing. We evaluate the initial investment provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and all other loans, in accordance with SFAS 66. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, the Company utilizes the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Gross Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan to a third party purchaser. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a homebuyer loan has occurred when the following criteria have been met; (1) the payment from the third party purchaser is not subject to future subordination; (2) the Company has transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) the Company does not have a substantial continuing involvement with the loan.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Revenue Recognition for HomeAmerican — Loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred until the related loans are sold. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third party purchaser in accordance with the provisions of SFAS 140. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the estimated fair value of the related guarantee or limited recourse provisions provided to the purchaser which is determined by the amount at which the liability could be bought in a current transaction between willing parties. The guarantee and limited recourse fair value is recognized in revenue when the Company is released from its obligation under the terms of the sale contracts.
     Historically, a substantial portion of loans originated by the Company have been sold to one third- party purchaser. It is likely the Company will continue to depend on the ability and willingness of this third-party purchaser to purchase a significant number of the Company’s loans originated. During the years ended December 31, 2005, 2004 and 2003, the Company sold approximately 68%, 37% and 16%, respectively, of mortgage loans originated by HomeAmerican to this third-party purchaser.
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
     Stock-Based Compensation — The Company grants options to certain employees and directors to acquire a fixed number of shares with an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Company also makes restricted stock grants to employees, which are valued based on the

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
market price of MDC’s common stock on the date of grant and vest over four years. Unearned compensation arising from the restricted stock grants is shown as a reduction in stockholders’ equity in the Consolidated Balance Sheets and is amortized to general and administrative expense over the vesting period. The expense recognized in the Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $0.5 million and $0.5 million, respectively.
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     As permitted by SFAS 123, for the years ended December 31, 2005, 2004 and 2003, the Company accounted for share-based payments to employees in accordance with APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in this Note 1 under “Stock-Based Compensation” to the Company’s Consolidated Financial Statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $22.8 million, $10.5 million and $7.2 million in 2005, 2004 and 2003, respectively. The Company had unvested stock options, for the purchase of 3,218,718 shares of MDC common stock, outstanding at December 31, 2005, with approximately $11 million to $13 million, net of tax, of related stock-based compensation expected to be recorded to expense during 2006. This range in unamortized stock-based compensation is an estimate and is subject to change based upon actual positive or negative changes in employee turnover, compared with the estimated employee turnover rate. The Company expects to record additional stock-based compensation expense during 2006 related to stock option awards granted in 2006.
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. Reclassifications
     In conjunction with the filing of this Form 10-K/A, the Company has reclassified the presentation of the Consolidated Balance Sheets and Consolidated Statements of Income. The Consolidated Balance Sheets and Consolidated Statements of Income previously disclosed assets, liabilities, revenue and expenses by each reportable segment. As a result of the restatement to the segment disclosures (see Note 4), assets, liabilities, revenue and expenses are now being presented on a consolidated basis. The Company’s total assets, total liabilities and net income have not been affected for any periods presented as a result of this reclassification.
     The Company previously included accruals for land development costs related to closed subdivisions as a component of land and land under development and accruals for home construction costs related to closed homes as a component of housing completed or under construction. The Company has reclassified these land development and home construction accruals to a component of accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the affect to the previously reported balances for land and land under development, housing completed or under construction, total assets and total liabilities (in thousands).

	December 31,
	2005	2004
Housing completed or under construction — as previously reported	$1,266,901	$851,628
Home construction accruals	53,205	35,374

Housing completed or under construction — as reclassified	$1,320,106	$887,002

Land and land under development — as previously reported	$1,656,198	$1,109,953
Land development accruals	21,750	19,313

Land and land under development — as reclassified	$1,677,948	$1,129,266

Total assets — as previously reported	$3,784,895	$2,790,044
Land development accruals	21,750	19,313
Home construction accruals	53,205	35,374

Total assets — as reclassified	$3,859,850	$2,844,731

Total liabilities — as previously reported	$1,832,786	$1,371,223
Land development accruals	21,750	19,313
Home construction accruals	53,205	35,374

Total liabilities — as reclassified	$1,907,741	$1,425,910

     Certain other prior year balances have been reclassified to conform to the current year’s presentation.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Supplemental Disclosure of Cash Flow Information
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
4. Information on Business Segments (As Restated)
     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 31, 2005, management determined that the homebuilding operations should be restated by disaggregating its one homebuilding reportable segment into four reportable segments. Accordingly, the Company has restated its segment disclosure for the years ended December 31, 2005, 2004 and 2003. The restatement has no impact for any periods presented on: the Company’s total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.
     The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) similar methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:
(1) West (Arizona, California and Nevada markets)
(2) Mountain (Colorado and Utah markets)
(3) East (Virginia and Maryland markets)
(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)
     The Company’s financial services and other segment consists of the operations of the following operating segments: (1) HomeAmerican; (2) American Home Insurance; (3) American Home Title; (4) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); and (5) StarAmerican Insurance Ltd. (“StarAmerican”). American Home Title, Allegiant and StarAmerican previously were included in the Company’s homebuilding segment and are now included in the financial services and other segment. Because these operating segments do not individually exceed 10 percent of the consolidated revenue, net income or total assets, they have been aggregated into one other reportable segment. The Company’s corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment. Transfers between operating segments are recorded at cost.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     The following table summarizes revenue and income before income taxes for each of the Company’s six reportable segments (in thousands).

	Years Ended December 31,
	2005	2004	2003
Revenue
West	$2,833,398	$2,384,389	$1,681,692
Mountain	834,270	730,271	724,606
East	732,132	630,895	406,966
Other Homebuilding	413,628	199,114	41,764

Total Homebuilding	4,813,428	3,944,669	2,855,028
Financial Services and Other	69,245	63,585	64,274
Corporate	1,487	818	768

Consolidated	$4,884,160	$4,009,072	$2,920,070

Income Before Income Taxes
West	$611,603	$515,142	$218,954
Mountain	70,348	67,993	87,658
East	203,853	143,273	87,060
Other Homebuilding	6,538	(11,941)	(4,306)

Total Homebuilding	892,342	714,467	389,366
Financial Services and Other	34,964	23,213	32,790
Corporate	(118,543)	(100,766)	(73,933)

Consolidated	$808,763	$636,914	$348,223

     The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	December 31,
	2005	2004
Total Assets
West	$2,113,384	$1,258,592
Mountain	466,362	378,968
East	368,848	301,988
Other Homebuilding	359,151	237,290

Total Homebuilding	3,307,745	2,176,838
Financial Services and Other	253,365	193,477
Corporate	298,740	474,416

Consolidated	$3,859,850	$2,844,731

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Mortgage Loans Held in Inventory
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
6. Lines of Credit
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
7. Senior Notes and Total Debt Obligations
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
     In May 2003, the Company completed a public offering of $150 million principal amount of 5 1/2% senior notes due May 2013 (the “5 1/2% Senior Notes”) at a discount, with an effective yield of 5.74%. Also in May 2003, the Company redeemed $175 million principal amount of its 8 3/8% senior notes due 2008 (the “8 3/8% Senior Notes”). The 8 3/8% Senior Notes were redeemed at 104.188% of their principal amount, or $182.3 million, plus accrued and unpaid interest through the date of redemption. In compliance with SFAS No. 145, the expenses related to this debt redemption of $9.3 million are no longer treated as an extraordinary loss. In December 2003, the Company issued an additional $200 million principal amount of the 5 1/2% Senior Notes at a premium, with an effective yield of 5.57%. The 5 1/2% Senior Notes have interest due and payable on May 15 and November 15 of each year until maturity. The Company does not make any principal payments and the 5 1/2% Senior Notes are fully due in May 2013. The 5 1/2% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.30%, plus, in each case, accrued and unpaid interest.
     In December 2004, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due December 2014 (the “5 3/8% Medium-Term Senior Notes”) at a discount, with

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
     In July 2005, the Company completed a public offering of $250 million principal amount of 5 3/8% medium- term senior notes due July 2015 (the “2015 Medium-Term Senior Notes”) at a discount, with an effective yield of 5.50%. The 2015 Medium-Term Senior Notes have interest due and payable on January 1 and July 1 of each year until maturity. The Company does not make any principal payments until the 2015 Medium-Term Senior Notes are fully due in July 2015. The 2015 Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed discounted on a semiannual basis at the Treasury Rate plus 0.25%, plus, in each case, accrued and unpaid interest.
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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Retirement Plans
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

	Year Ended December 31,
	2005	2004	2003
Projected benefit obligation — beginning of year	$11,845	$11,328	$10,391
Interest cost	683	684	691
Unrecognized (gain) loss due to change in actuarial assumptions	(108)	(167)	246

Total Retirement Plan expense	$12,420	$11,845	$11,328

Accumulated benefit obligation — end of year	$11,687	$10,335	$9,328

Assumption used in the calculation of the present value of the projected benefit obligation
Discount rate	5.75%	6.00%	6.25%
Future annual compensation rate increase	3.00%	3.25%	3.50%

Components of Retirement Plan expense
Interest cost	$683	$684	$691
Prior service cost amortization	325	325	325
Net loss recognition	105	162	171

Total Retirement Plan expense	$1,113	$1,171	$1,187

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
9. Stockholders’ Equity
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
     Director Equity Incentive Plans - Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 865,000 shares of MDC common stock for issuance thereunder, plus an additional annual authorization of shares equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the MDC common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     A summary of the changes in stock options during each of the years ended December 31, 2005, 2004 and 2003 is as follows (in shares of MDC common stock).

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding — beginning of year	6,236,757	$32.21	6,432,452	$23.36	6,460,713	$16.49
Granted at fair market value	826,500	$67.74	775,255	$57.97	1,649,925	$39.97
Granted above fair market value	180,000	$68.18	468,000	$65.10	—	—
Exercised	(1,279,808)	$20.52	(975,927)	$11.26	(1,405,078)	$12.13
Cancelled	(303,683)	$44.31	(463,023)	$29.76	(273,108)	$18.80

Options outstanding — end of year	5,659,766	$40.54	6,236,757	$32.21	6,432,452	$23.36
Available for future grant	2,687,348		2,641,376		3,057,190

Total shares reserved — end of year	8,347,114		8,878,133		9,489,642

Options exercisable December 31	2,038,187	$25.99	2,441,048	$21.98	2,430,152	$16.49

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Price	Outstanding	Contract Life	Exercise Price	Exercisable	Exercise Price
$ 7.92 - $15.84	5,026	0.92	$15.36	5,026	$15.36
$15.85 - $23.77	2,348,778	4.83	$19.97	1,645,167	$19.34
$23.78 - $31.69	299,038	2.42	$26.64	78,409	$27.38
$31.70 - $39.61	17,642	1.24	$32.31	13,977	$32.34
$39.62 - $47.53	955,832	7.82	$44.38	73,108	$41.07
$47.54 - $63.38	996,950	9.13	$60.16	97,500	$57.66
$63.39 - $79.22	1,036,500	9.54	$69.02	125,000	$78.89

	5,659,766	6.81	$40.54	2,038,187	$25.99

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

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. Supplemental Balance Sheet Information
     The following table sets forth information relating to accrued liabilities (in thousands).

	December 31,
	2005	2004
Accrued liabilities
Accrued compensation and related expenses	$99,541	$80,306
Warranty reserves	82,238	64,424
Land development and home construction accruals	74,955	54,687
Customer and escrow deposits	56,186	46,089
Insurance reserves	32,166	21,188
Accrued interest payable	13,027	6,404
Accrued pension liability	11,687	10,335
Other accrued liabilities	72,609	52,427

Total accrued liabilities	$442,409	$335,860

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Interest Activity
     The Company capitalizes interest incurred on its senior notes and Homebuilding Line during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized is reported as interest expense. Interest incurred by the Mortgage Line is charged to interest expense. Interest activity is shown below (in thousands).

	Year Ended December 31,
	2005	2004	2003
Total Interest Incurred
Corporate and homebuilding	$51,872	$32,879	$26,779
Financial services and other	3,850	1,946	1,967

Total interest incurred	$55,722	$34,825	$28,746

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of year	$24,220	$20,043	$17,783
Interest capitalized	51,872	32,879	26,779
Previously capitalized interest included in cost of sales	(34,093)	(28,702)	(24,519)

Interest capitalized in homebuilding inventory, end of year	$41,999	$24,220	$20,043

     Interest and other income and interest expense and interest activity are shown below (in thousands).

	Year Ended December 31,
	2005	2004	2003
Interest and Other Income, Net
Interest and other income
Financial services and other	$6,698	$5,808	$6,587
Homebuilding	315	199	175
Corporate	1,487	818	768

Total	8,500	6,825	7,530
Interest expense, net of interest capitalized
Financial services and other	3,850	1,946	1,967
Total homebuilding	—	—	—
Corporate	—	—	—

Total interest and other income, net	$4,650	$4,879	$5,563

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Income Taxes
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
13. Earnings Per Share
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

14. Legal Proceedings
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
15. Disclosures About Fair Value of Financial Instruments
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

16. Commitments and Contingencies
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
17. Related Party Transactions
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
18. Subsequent Events
     On January 23, 2006, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend was paid on February 23, 2006 to shareowners of record on February 9, 2006.
19. Supplemental Guarantor Information
     The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.
•	M.D.C. Land Corporation

•	RAH of Florida, Inc.

•	RAH of Texas, LP

•	RAH Texas Holdings, LLC

•	Richmond American Construction, Inc.

•	Richmond American Homes of Arizona, Inc.

•	Richmond American Homes of California, Inc.

•	Richmond American Homes of Colorado, Inc.

•	Richmond American Homes of Delaware, Inc.

•	Richmond American Homes of Florida, LP

•	Richmond American Homes of Illinois, Inc.

•	Richmond American Homes of Maryland, Inc.

•	Richmond American Homes of Nevada, Inc.

•	Richmond American Homes of New Jersey, Inc.

•	Richmond American Homes of Pennsylvania, Inc.

•	Richmond American Homes of Texas, Inc.

•	Richmond American Homes of Utah, Inc.

•	Richmond American Homes of Virginia, Inc.

•	Richmond American Homes of West Virginia, Inc.
     Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance

•	American Home Title

•	HomeAmerican

•	Lion Insurance Company

•	StarAmerican

•	Allegiant

     The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Cash and cash equivalents	$196,032	$5,527	$12,972	$—	$214,531
Restricted cash	—	6,742	—	—	6,742
Home sales receivables	—	160,028	1,462	(27,220)	134,270
Mortgage loans held in inventory	—	—	237,376	—	237,376
Inventories, net
Housing completed or under construction	—	1,320,106	—	—	1,320,106
Land and land under development	—	1,677,948	—	—	1,677,948
Investment in and advances to parent and subsidiaries	728,608	1,248	(4,687)	(725,169)	—
Other assets	102,768	124,939	67,170	(26,000)	268,877

Total Assets	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

LIABILITIES
Accounts payable and related party liabilities	$37,304	$182,735	$16,857	$(27,049)	$209,847
Accrued liabilities	115,388	282,454	70,737	(26,170)	442,409
Advances and notes payable — parent and subsidiaries	(1,892,320)	1,876,894	15,426	—	—
Income taxes payable	(181,370)	275,602	8,424	—	102,656
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	156,532	—	156,532
Senior notes, net	996,297	—	—	—	996,297

Total Liabilities	(924,701)	2,617,685	267,976	(53,219)	1,907,741

STOCKHOLDERS’ EQUITY	1,952,109	678,853	46,317	(725,170)	1,952,109

Total Liabilities and Stockholders’ Equity	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Balance Sheet
December 31, 2004
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Cash and cash equivalents	$389,828	$5,061	$6,070	$—	$400,959
Restricted cash	—	7,191	—	—	7,191
Home sales receivables	—	34,144	1,477	(4,603)	31,018
Mortgage loans held in inventory	—	—	178,925	—	178,925
Inventories, net
Housing completed or under construction	—	887,002	—	—	887,002
Land and land under development	—	1,129,266	—	—	1,129,266
Investment in and advances to parent and subsidiaries	552,635	1,246	(3,104)	(550,777)	—
Other assets	85,177	101,204	38,489	(14,500)	210,370

Total Assets	$1,027,640	$2,165,114	$221,857	$(569,880)	$2,844,731

LIABILITIES
Accounts payable and related party liabilities	$15,415	$152,029	$5,389	$(15,550)	$157,283
Accrued liabilities	94,135	208,682	36,596	(3,553)	335,860
Advances and notes payable — parent and subsidiaries	(1,057,552)	1,043,249	14,303	—	—
Income taxes payable	(189,489)	236,466	4,002	—	50,979
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	135,478		135,478
Senior notes, net	746,310	—	—	—	746,310

Total Liabilities	(391,181)	1,640,426	195,768	(19,103)	1,425,910

STOCKHOLDERS’ EQUITY	1,418,821	524,688	26,089	(550,777)	1,418,821

Total Liabilities and Stockholders’ Equity	$1,027,640	$2,165,114	$221,857	$(569,880)	$2,844,731

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
Year Ended December 31, 2005
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$4,802,875	$—	$—	$4,802,875
Other revenue	1,453	11,144	69,822	(1,134)	81,285
Equity in earnings of subsidiaries	478,849	—	—	(478,849)	—

Total Revenue	480,302	4,814,019	69,822	(479,983)	4,884,160

COSTS AND EXPENSES
Home cost of sales	—	3,446,709	(5,851)	—	3,440,858
Marketing and commission expenses	499	235,823	—	—	236,322
General and administrative expenses	111,606	236,695	39,631	—	387,932
Other expenses	8,424	1,861			10,285
Corporate and homebuilding interest	(159,908)	159,908	—	—	—

Total Costs and Expenses	(39,379)	4,080,996	33,780	—	4,075,397

Income before income taxes	519,681	733,023	36,042	(479,983)	808,763
Provision for income taxes	(13,958)	(275,602)	(13,480)	—	(303,040)

NET INCOME	$505,723	$457,421	$22,562	$(479,983)	$505,723

Year Ended December 31, 2004

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$3,932,013	$—	$—	$3,932,013
Other revenue	789	12,860	64,058	(647)	77,059
Equity in earnings of subsidiaries	388,307	—	—	(388,307)	—

Total Revenue	389,096	3,944,872	64,058	(388,954)	4,009,072

COSTS AND EXPENSES
Home cost of sales	—	2,843,535	8	—	2,843,543
Marketing and commission expenses	968	197,573	—	—	198,541
General and administrative expenses	94,832	179,610	40,097	—	314,539
Other expenses	6,752	8,783			15,535
Corporate and homebuilding interest	(104,825)	104,825	—	—	—

Total Costs and Expenses	(2,273)	3,334,326	40,105	—	3,372,158

Income before income taxes	391,369	610,546	23,953	(388,954)	636,914
Provision for income taxes	(204)	(236,466)	(9,079)	—	(245,749)

NET INCOME	$391,165	$374,080	$14,874	$(388,954)	$391,165

M.D.C. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
M.D.C. Holdings, Inc.
Supplemental Combining Statements of Income
Year Ended December 31, 2003
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$2,851,328	$—	$—	$2,851,328
Other revenue	739	3,232	65,193	(422)	68,742
Equity in earnings of subsidiaries	206,123	—	—	(206,123)	—

Total Revenue	206,862	2,854,560	65,193	(206,545)	2,920,070

COSTS AND EXPENSES
Home cost of sales	—	2,165,465	(1,769)	—	2,163,696
Marketing and commission expenses	843	161,305	—	—	162,148
General and administrative expenses	60,946	136,820	33,640	—	231,406
Other expenses	13,755	842	—	—	14,597
Corporate and homebuilding interest	(81,131)	81,120	11	—	—

Total Costs and Expenses	(5,587)	2,545,552	31,882	—	2,571,847

Income before income taxes	212,449	309,008	33,311	(206,545)	348,223
Provision for income taxes	(220)	(122,788)	(12,986)	—	(135,994)

NET INCOME	$212,229	$186,220	$20,325	$(206,545)	$212,229

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
     As described in Note 4 to the Consolidated Financial Statements, we have restated Note 4 to disaggregate our one homebuilding segment into four reportable segments. Our Company management, including our chief executive officer and our chief financial officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that, as of December 31, 2005, our disclosure controls and procedures were effective. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The change in the way we report segment information did not result in any change to the Company’s consolidated financial position, results of operations and cash flows for any of the periods presented.
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
     Management has re-evaluated its assessment regarding the effectiveness of our internal control over financial reporting as a result of the restatement described in Note 4 to the Consolidated Financial Statements which disaggregates our one homebuilding segment inoto four reportable segments. Management has concluded that its prior assessment that our internal control over financial reporting was affective at December 31, 2005, is correct. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The change in the way we report segment information did not result in any change to the Company’s consolidated financial position, results of operations and cash flows for any of the periods presented.
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
     The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended December 31, 2004 and to this Form 10-K/A.
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

			Common Shares Remaining
	Common Shares to be	Weighted-Average	Available for Future
	Issued Upon Exercise of	Exercise Price of	Issuance Under
	Outstanding Options	Outstanding Options	Equity Compensation Plans
Employee Equity Incentive Plan	999,797	$22.91	none
Equity Incentive Plan	4,343,807	$43.19	2,299,844
Director Stock Option Plan	316,162	$59.86	387,504

Total equity compensation plans approved by shareowners	5,659,766	$40.54	2,687,348

     Please refer to the discussion of the Company’s equity incentive plans in Note 9 to the Company’s Consolidated Financial Statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under the current plans automatically increases.
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
(a)(3) Exhibits.

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 19, 2003).*

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003).*

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 30,
2005). *

10.6	Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19,
2005). *

10.7	Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted) (incorporated herin by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 7, 2006). *

10.8	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.9	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.10	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.11	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.12	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.13	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.15	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.23	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.24	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.25	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.26	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed February 27, 2003). *

10.27	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed February 27, 2003). *

10.28	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.29	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.30	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.31	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.32	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.33	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.34	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.35	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.36	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.37	Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005 (incorporated herin by reference to Exhibit 10.37 to the Company’s Form 10-K filed March 7, 2006). *

10.38	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities

LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2004). *

10.39	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2005).*

10.40	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2004). *

10.41	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2005). *

10.42	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.43	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005).*

12	Ratio of Earnings to Fixed Charges Schedule (incorporated herin by reference to Exhibit 12 to the Company’s Form 10-K filed March 7, 2006). *

21	Subsidiaries of the Company (incorporated herin by reference to Exhibit 21 to the Company’s Form 10-K filed March 7, 2006). *

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 11th day of October, 2006 on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)
By:	/s/ LARRY A. MIZEL
Larry A. Mizel
Chief Executive Officer

By:	/s/ PARIS G. REECE III
Paris G. Reece III
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index
Exhibits.

3.1	Form of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”) regarding director liability, filed with the Delaware Secretary of State on July 1, 1987 (incorporated herein by reference to Exhibit 3.1(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.2	Form of Certificate of Incorporation of MDC, as amended (incorporated herein by reference to Exhibit 3.1(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.4	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 19, 2003).*

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003).*

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.3	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.4	Second Amendment to Third Amended and restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Associations as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.5	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2005). *

10.6	Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2005). *

10.7	Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted) (incorporated herin by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 7, 2006). *

10.8	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.9	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.10	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.11	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.12	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.13	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.15	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.16	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.17	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18	Form of Indemnity Agreement entered into between the Registrant and each member of its board of directors as of March 20, 1987 (incorporated herein by reference to Exhibit 19.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

10.19	Form of Indemnity Agreement entered into between the Registrant and certain officers of the Registrant on various dates during 1988 and early 1989 (incorporated herein by reference to Exhibit 10.18(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988). *

10.20	Indemnification Agreements by and among the Company and Larry A. Mizel and David D. Mandarich dated December 21, 1989 (incorporated herein by reference to Exhibit 9 of the Company’s Form 8-K dated December 28, 1989). *

10.21	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.22	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.23	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.24	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.25	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.26	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed February 27, 2003). *

10.27	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed February 27, 2003). *

10.28	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.29	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.30	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.31	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.32	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.33	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.34	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.35	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.36	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003. (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.37	Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005 (incorporated herin by reference to Exhibit 10.37 to the Company’s Form 10-K filed March 7, 2006). *

10.38	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities

LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2004). *

10.39	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2005).*

10.40	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2004). *

10.41	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2005). *

10.42	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.43	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005).*

12	Ratio of Earnings to Fixed Charges Schedule (incorporated herin by reference to Exhibit 12 to the Company’s Form 10-K filed March 7, 2006). *

21	Subsidiaries of the Company (incorporated herin by reference to Exhibit 21 to the Company’s Form 10-K filed March 7, 2006). *

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.