Form 10-Q/A
period 2006-03-31
MDC HOLDINGS INC
filed 2006-10-11
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE: This Form 10-Q/A is being filed to provide additional segment reporting footnote disclosure related to our homebuilding operations. We have restated the accompanying Unaudited Consolidated Financial Statements to revise our segment disclosures for all periods presented by disaggregating our one homebuilding reportable segment into four reportable segments. See our revised disclosures in Note 11 to the Unaudited Consolidated Financial Statements. This amendment does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q on May 10, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Unaudited Consolidated Financial Statements.
This Form 10-Q/A has all Items included in our Form 10-Q filed May 10, 2006. However, this Form 10-Q/A amends and restates only Part I, Items 1, 2 and 4 of the March 31, 2006 Quarterly Report on Form 10-Q, in each case solely to be responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The restatement has no impact for any periods presented on: our total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.

(i)

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2006

(ii)

ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$165,739	$214,531
Restricted cash	7,649	6,742
Home sales receivables	80,016	134,270
Mortgage loans held in inventory	190,437	237,376
Inventories, net
Housing completed or under construction	1,379,944	1,320,106
Land and land under development	1,836,901	1,677,948
Property and equipment, net	47,330	49,119
Deferred income taxes	58,959	54,319
Prepaid expenses and other assets, net	168,324	165,439

Total Assets	$3,935,299	$3,859,850

LIABILITIES
Accounts payable	$190,383	$201,747
Accrued liabilities	383,253	442,409
Income taxes payable	82,924	102,656
Related party liabilities (see Note 15)	1,600	8,100
Homebuilding line of credit	100,000	—
Mortgage line of credit	125,540	156,532
Senior notes, net	996,391	996,297

Total Liabilities	1,880,091	1,907,741

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 44,298,000 and 44,915,000 issued and outstanding at March 31, 2006 and 44,642,000 and 44,630,000 issued and outstanding at December 31, 2005	449	447
Additional paid-in capital	741,003	722,291
Retained earnings	1,317,175	1,232,971
Unearned restricted stock	(2,231)	(2,478)
Accumulated other comprehensive loss	(622)	(622)
Less treasury stock, at cost; 13,000 and 12,000 shares, respectively, at March 31, 2006 and December 31, 2005	(566)	(500)

Total Stockholders’ Equity	2,055,208	1,952,109

Total Liabilities and Stockholders’ Equity	$3,935,299	$3,859,850

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statement.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
REVENUE
Home sales revenue	$1,119,308	$916,831
Land sales revenue	1,837	1,296
Other revenue	21,549	15,789

Total Revenue	1,142,694	933,916

COSTS AND EXPENSES
Home cost of sales	814,589	656,780
Land cost of sales	2,374	790
Marketing expense	29,035	22,318
Commission expense	32,843	25,846
General and administrative expenses	109,696	92,153
Related party expenses	1,676	100

Total Costs and Expenses	990,213	797,987

Income before income taxes	152,481	135,929
Provisions for income taxes	(57,060)	(51,298)

NET INCOME	$95,421	$84,631

EARNINGS PER SHARE
Basic	$2.13	$1.95

Diluted	$2.08	$1.86

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	44,820	43,458

Diluted	45,970	45,564

DIVIDENDS DECLARED PER SHARE	$0.25	$0.15

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$95,421	$84,631
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred marketing costs	9,085	6,766
Depreciation and amortization of long-lived assets	4,543	3,228
Amortization of debt discount	94	82
Deferred income taxes	(4,640)	(1,334)
Stock-based compensation expense	3,947	657
Excess tax benefits from stock-based compensation	(1,192)	—
Net changes in assets and liabilities
Home sales receivables	54,254	(14,015)
Housing completed or under construction	(59,838)	(46,823)
Land and land under development	(158,953)	(199,209)
Prepaid expenses and other assets	(22,710)	(14,456)
Mortgage loans held in inventory	46,939	62,848
Accounts payable and accrued liabilities	(82,510)	(3,430)
Restricted cash	(907)	(825)
Other, net	8,024	3,547

Net cash used in operating activities	(108,443)	(118,333)

INVESTING ACTIVITIES
Net purchase of property and equipment	(1,638)	(4,663)

FINANCING ACTIVITIES
Lines of credit
Advances	354,800	—
Principal payments	(285,792)	(60,667)
Excess tax benefits from stock-based compensation	1,192	—
Dividend payments	(11,217)	(6,509)
Proceeds from exercise of stock options	2,306	8,031

Net cash provided by (used in) financing activities	61,289	(59,145)

Net decrease in cash and cash equivalents	(48,792)	(182,141)
Cash and cash equivalents
Beginning of period	214,531	400,959

End of period	$165,739	$218,818

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation
     The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2006 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Form 10-K/A for the year ended December 31, 2005.
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
2. Reclassifications
     In conjunction with the filing of this Form 10-Q/A, the Company has reclassified the presentation of the Consolidated Balance Sheets and Consolidated Statements of Income. The Consolidated Balance Sheets and Consolidated Statements of Income previously disclosed assets, liabilities, revenue and expenses by each reportable segment. As a result of the restatement to the segment disclosures (see Note 11), assets, liabilities, revenue and expenses are now being presented on a consolidated basis. The Company’s total assets, total liabilities and net income have not been affected for any periods presented as a result of this reclassification. Certain other prior year balances have been reclassified to conform to the current year’s presentation.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The Company previously included accruals for land development costs related to closed subdivisions as a component of land and land under development and accruals for home construction costs related to closed homes as a component of housing completed or under construction. The Company has reclassified these land development and home construction accruals to a component of accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the effect to the previously reported balances for land and land under development, housing completed or under construction, total assets and total liabilities (in thousands).

	March 31,	December 31,
	2006	2005
Housing completed or under construction — as previously reported	$1,346,057	$1,266,901
Home construction accruals	33,887	53,205

Housing completed or under construction — as reclassified	$1,379,944	$1,320,106

Land and land under development — as previously reported	$1,814,612	$1,656,198
Land development accruals	22,289	21,750

Land and land under development — as reclassified	$1,836,901	$1,677,948

Total assets — as previously reported	$3,879,123	$3,784,895
Land development accruals	22,289	21,750
Home construction accruals	33,887	53,205

Total assets — as reclassified	$3,935,299	$3,859,850

Total liabilities — as previously reported	$1,823,915	$1,832,786
Land development accruals	22,289	21,750
Home construction accruals	33,887	53,205

Total liabilities — as reclassified	$1,880,091	$1,907,741

3. Recent Accounting Pronouncements
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
beginning of fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact, if any, that SFAS 156 will have on its financial position, results of operations or cash flows.
4. Stock-Based Compensation
     Stock-Based Compensation Policy - Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated annual forfeiture rate and recognizes the compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the option vesting term of up to seven years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
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
     As a result of adopting SFAS 123(R), income before income taxes and net income for the three months ended March 31, 2006 were $3.0 million and $1.9 million lower, respectively, or $0.7 per basic and diluted share, than if the Company had continued to account for share-based payment awards under APB 25. The Company has recorded all stock-based compensation expense to general and administrative expense in the Consolidated Statements of Income.
     Pro Forma Disclosures Pursuant to SFAS 123 — Prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards. As the Company has only granted stock options with exercise prices that are equal to or greater than the fair market value of the Company’s common stock on the date of grant through December 31, 2005, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards prior to January 1, 2006. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the vesting term. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards in the three months ended March 31, 2005 (in thousands, except per share amounts).

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

     Determining Fair Value of Share-Based Awards - As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) non-executive employees; and (3) non-employee members of the Company’s board of directors (“Directors”). The Company has used the Black-Scholes option pricing model to value stock options for each of these populations.
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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
5. Equity Incentive Plans
     A summary of the Company’s equity incentive plans follows:
     Employee Equity Incentive Plans - In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant and vest over periods of up to four years and expire within six years. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.
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
     Director Equity Incentive Plan - Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee Directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 500,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan as of each succeeding annual anniversary of the date the Director Stock Option Plan was adopted. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of MDC common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
6. Balance Sheet Components
     The following tables set forth information relating to accrued liabilities (in thousands).

	March 31,	December 31,
	2006	2005
Accrued liabilities
Warranty reserves	$85,613	$82,238
Land development and home construction accruals	56,176	74,955
Customer and escrow deposits	50,261	56,186
Accrued compensation and related expenses	53,889	99,541
Insurance reserves	33,888	32,166
Accrued interest payable	20,496	13,027
Accrued pension liability	11,987	11,687
Other accrued liabilities	70,943	72,609

Total accrued liabilities	$383,253	$442,409

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
7. Earnings Per Share
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

8. Interest Activity
     The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized is reported as interest expense. Interest incurred by the Mortgage Line (as defined below) is charged to interest expense. Interest activity is shown below (in thousands).

	Three Months
	Ended March 31,
	2006	2005
Total Interest Incurred
Corporate and homebuilding	$14,837	$10,815
Financial services and other	1,964	484

Total interest incurred	$16,801	$11,299

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$41,999	$24,220
Interest capitalized	14,837	10,815
Previously capitalized interest included in home cost of sales	(9,614)	(7,294)

Interest capitalized in homebuilding inventory, end of period	$47,222	$27,741

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Interest income and interest expense are shown below (in thousands).

	Three Months
	Ended March 31,
	2006	2005
Interest income
Financial services and other	$2,841	$1,024
Homebuilding	110	78
Corporate	432	988

Total	3,383	2,090

Interest expense, net of interest capitalized
Financial services and other	1,964	484
Homebuilding	—	—
Corporate	—	—

Total interest income, net	$1,419	$1,606

9. Warranty Reserves
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

Warranty reserve balance at December 31, 2005	$82,238
Warranty expense provision	11,496
Warranty cash payments	(8,121)

Warranty reserve balance at March 31, 2006	$85,613

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
10. Insurance Reserves
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
     The following table summarizes the insurance activity for the three months ended March 31, 2006 (in thousands).

Insurance reserve balance at beginning of period	$32,166
Insurance expense provisions	2,562
Insurance cash payments	(840)

Insurance reserve balance at end of period	$33,888

11. Information on Business Segments
     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Subsequent to the issuance of the Company’s Unaudited Consolidated Financial Statements for the three months ended March 31, 2006, management determined that the homebuilding operations should be restated by disaggregating its one homebuilding reportable segment into four reportable segments. Accordingly, the Company has restated its segment disclosure for the three months ended March 31, 2006 and 2005. The restatement has no impact for any periods presented on: the Company’s total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.
     The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) similar methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:
     (1) West: (Arizona, California and Nevada markets)
     (2) Mountain: (Colorado and Utah markets)
     (3) East: (Virginia and Maryland markets)
     (4) Other Homebuilding: (Delaware Valley, Florida, Illinois and Texas markets)
     The Company’s financial services and other segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”);

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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
     The following table summarizes revenue and income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months
	Ended March 31,
	2006	2005
Revenue
West	$687,246	$539,190
Mountain	163,190	162,797
East	147,181	134,521
Other Homebuilding	125,887	83,236

Total Homebuilding	1,123,504	919,744
Financial Services and Other	18,758	13,184
Corporate	432	988

Consolidated	$1,142,694	$933,916

Income Before Income Taxes
West	$122,063	$120,876
Mountain	8,635	10,683
East	35,318	31,055
Other Homebuilding	4,882	(930)

Total Homebuilding	170,898	161,684
Financial Services and Other	11,184	3,673
Corporate	(29,601)	(29,428)

Consolidated	$152,481	$135,929

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	March 31,	December 31,
	2006	2005
Total Assets
West	$2,189,810	$2,113,384
Mountain	526,728	466,362
East	384,898	368,848
Other Homebuilding	371,749	359,151

Total Homebuilding	3,473,185	3,307,745
Financial Services and Other	211,109	253,365
Corporate	251,005	298,740

Consolidated	$3,935,299	$3,859,850

12. Other Comprehensive Income
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
13. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2006, MDC had issued and outstanding performance bonds and letters of credit totaling $421.5 million and $94.1 million, respectively, including $29.0 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
14. Lines of Credit and Total Debt Obligations
     Homebuilding - The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, the Company amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.250 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.750 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR, which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2006, the Company had $100.0 million of borrowings and $65.1 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending - The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2006, $125.5 million was borrowed and an additional $15.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General - The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of this Form 10-Q/A.
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

15. Related Party Transactions
     During the first quarter of 2006, the Company accrued $1.6 million of contributions to be made to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999.
16. Income Taxes
     The Company’s overall effective income tax rates were 37.4% and 37.7% for the three months ended March 31, 2006 and 2005, respectively.
17. Subsequent Events
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
March 31, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS
Cash and cash equivalents	$142,651	$7,496	$15,592	$—	$165,739
Restricted cash	—	7,649	—	—	7,649
Home sales receivables	—	94,789	1,383	(16,156)	80,016
Mortgage loans held in inventory	—	—	190,437	—	190,437
Inventories, net
Housing completed or under construction	—	1,379,944	—	—	1,379,944
Land and land under development	—	1,836,901	—	—	1,836,901
Investment in and advances to parent and subsidiaries	358,376	599	(13,027)	(345,948)	—
Other assets	108,326	134,089	58,198	(26,000)	274,613

Total Assets	$609,353	$3,461,467	$252,583	$(388,104)	$3,935,299

LIABILITIES
Corporate
Accounts payable and related party liabilities	$29,099	$171,993	$17,940	$(27,049)	$191,983
Accrued liabilities	88,609	258,473	51,276	(15,105)	383,253
Advances and notes payable — parent and subsidiaries	(2,693,089)	2,676,938	16,151	—	—
Income taxes payable	33,135	45,216	4,573	—	82,924
Homebuilding line of credit	100,000	—	—	—	100,000
Mortgage line of credit	—	—	125,540	—	125,540
Senior notes, net	996,391	—	—	—	996,391

Total Liabilities	(1,445,855)	3,152,620	215,480	(42,154)	1,880,091

STOCKHOLDERS’ EQUITY	2,055,208	308,847	37,103	(345,950)	2,055,208

Total Liabilities and Stockholders’ Equity	$609,353	$3,461,467	$252,583	$(388,104)	$3,935,299

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
Corporate
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,119,308	$—	$—	$1,119,308
Other revenue	422	4,428	18,910	(374)	23,386
Equity in earnings of subsidiaries	82,798	—	—	(82,798)	—

Total Revenue	83,220	1,123,736	18,910	(83,172)	1,142,694

COSTS AND EXPENSES
Home cost of sales	—	816,986	(2,397)	—	814,589
Marketing and commission expenses	(199)	62,077	—	—	61,878
General and administrative expenses	28,357	71,679	9,660	—	109,696
Other expenses	1,676	2,374			4,050
Corporate and homebuilding interest	(49,519)	49,519	—	—	—

Total Costs and Expenses	(19,685)	1,002,635	7,263	—	990,213

Income before income taxes	102,905	121,101	11,647	(83,172)	152,481
Provision for income taxes	(7,484)	(45,216)	(4,360)	—	(57,060)

NET INCOME	$95,421	$75,885	$7,287	$(83,172)	$95,421

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$916,831	$—	$—	$916,831
Other revenue	978	3,062	13,269	(224)	17,085
Equity in earnings of subsidiaries	83,073	—	—	(83,073)	—

Total Revenue	84,051	919,893	13,269	(83,297)	933,916

COSTS AND EXPENSES
Home cost of sales	—	657,015	(235)	—	656,780
Marketing and commission expenses	179	47,985	—	—	48,164
General and administrative expenses	30,316	52,067	9,770	—	92,153
Other expenses	100	790			890
Corporate and homebuilding interest	(32,987)	32,987	—	—	—

Total Costs and Expenses	(2,392)	790,844	9,535	—	797,987

Income before income taxes	86,443	129,049	3,734	(83,297)	135,929
Provision for income taxes	(1,812)	(48,053)	(1,433)	—	(51,298)

NET INCOME	$84,631	$80,996	$2,301	$(83,297)	$84,631

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Cash Flows
(In thousands)
Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$202,693	$(353,014)	$42,251	$(373)	$(108,443)

Net cash used in investing activities	(684)	(929)	(25)	—	(1,638)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(347,298)	355,912	(8,614)	—	—
Lines of credits
Advances	354,800	—	—	—	354,800
Principal payments	(254,800)	—	(30,992)	—	(285,792)
Excess tax benefit from stock-based compensation	1,192				1,192
Dividend payments	(11,590)	—	—	373	(11,217)
Proceeds from exercise of stock options	2,306	—	—	—	2,306

Net cash provided by (used in) financing activities	(255,390)	355,912	(39,606)	373	61,289

Net increase (decrease) in cash and cash equivalents	(53,381)	1,969	2,620	—	(48,792)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	—	214,531

End of period	$142,651	$7,496	$15,592	$—	$165,739

Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$200,681	$(386,823)	$68,033	$(224)	$(118,333)

Net cash used in investing activities	(1,602)	(2,953)	(108)	—	(4,663)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(384,889)	390,441	(5,552)	—	—
Lines of credits
Advances	—	—	—	—	—
Principal payments	—	—	(60,667)	—	(60,667)
Proceeds from senior notes, net	—	—	—	—	—
Dividend payments	(6,733)	—	—	224	(6,509)
Proceeds from exercise of stock options	8,031	—	—	—	8,031

Net cash provided by (used in) financing activities	(383,591)	390,441	(66,219)	224	(59,145)

Net increase (decrease) in cash and cash equivalents	(184,512)	665	1,706	—	(182,141)
Cash and cash equivalents
Beginning of period	389,828	5,061	6,070	—	400,959

End of period	$205,316	$5,726	$7,776	$—	$218,818

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2005.
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q/A, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we recently reported our intention not to contract for the acquisition of additional land in our Texas markets), Utah and Virginia. Our financial services operations consist of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia.
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
     Beginning in the second half of 2005 and through the first four months of 2006, we have seen demand for new homes weaken in most of the markets in which we operate. Among the factors contributing to these market conditions are: uncertainty surrounding Federal Reserve policy on interest rates; increases in the cost of living, particularly higher energy costs; fluctuations in consumer confidence; reduced affordability of new homes; and homebuyer concerns about home price appreciation. As a result, in general, we have seen what appears to be speculative buyers exiting the new home market, increased supplies of new and existing homes for sale, moderating home price appreciation, higher incentives offered by our competition, reduced home orders per active subdivision and increased order cancellations.
     The level our success in 2006 will depend largely on our ability to generate net home orders in this environment over the balance of the year as we attempt to maximize our returns on homes we close during this period. Therefore, in response to these challenging market conditions, we have continued to modify and strengthen our sales and marketing strategies to address the specific needs and concerns of each submarket and subdivision. In many cases, this has required increases in the level of incentives we offer as a means of generating homebuyer interest and minimizing order cancellations. These incentives may reduce our selling prices on new home orders and will impact adversely our Home Gross Margins (as defined below). A continued slowdown in net home orders could have a greater negative impact on our Home Gross Margins and net income during the year. See “Forward-Looking Statements” below.

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
     We remain focused on maintaining approximately a two-year supply of lots to avoid overexposure to any single sub-market and to create flexibility to react to changes in market conditions. We prefer to acquire finished lots using rolling options or in phases for cash. However, we will purchase land assets or acquire entitled land for development into finished lots when we determine that the risk is justified. We continue to closely monitor the number of lots we control and the estimated returns from the sale of homes on those lots to confirm that our supply of lots and risk-adjusted returns are consistent with our operating strategy. As a result of this on-going evaluation, during the first quarter of 2006, we experienced an increase in write-offs of deposits and capitalized costs associated with lot option contracts which we chose not to exercise.
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
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS 123(R) and have included it as a critical accounting estimate and policy given the significant judgment and estimates required when applying SFAS 123(R). See Note 4 to the Unaudited Consolidated Financial Statements for a further discussion on share-based payment awards.
     Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock option granted during the three months ended March 31, 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes making estimates and judgments associated with the (1) expected stock option life; (2) expected volatility; (3) risk-free interest rate; and (4) dividend yield rate.
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
     Revenue for the three months ended March 31, 2006 increased by 22% from the first quarter of 2005, primarily due to a 21% increase in the average selling price of homes closed. Income before income taxes rose $16.6 million in the first quarter of 2006, compared with 2005, primarily due to increases from our homebuilding and financial services and other segments.

Homebuilding Operating Activities
     The tables below set forth information relating to our homebuilding operations (dollars in thousands).

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
     Orders for Homes - During the three months ended March 31, 2006, we received 3,800 net home orders, compared with 4,546 net home orders for the same period in 2005. This order decrease was most notable in our Texas market, which is consistent with our decision not to purchase additional lots in this market. Additionally, we received 1,385 net home orders during the three months ended March 31, 2006 in Arizona, Florida and Virginia, compared with 1,815 net home orders in these markets during the same period in 2005. These declines primarily resulted from reductions in the number of gross home orders received per active subdivision from record first quarter order levels in 2005, combined with significant increases in home order cancellations, as discussed below. Additionally in Virginia, the number of average active subdivisions declined in the 2006 first quarter, compared with the same period in 2005. In Colorado, net home orders decreased as a result of increased competition, as well as an increase in cancellations as discussed below. These decreases were offset in part by an increase of 37% in net home orders in Utah during the first quarter of 2006, compared with the same period in 2005, primarily attributable to continued strong demand for new homes in this market.
     Cancellation Rate — We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 31.0% and 20.2% for the three months ended March 31, 2006 and 2005, respectively. Cancellation Rates during the first quarter of 2006, compared with the first quarter of 2005, increased significantly in certain markets, most notably Virginia, Arizona, California and Florida. The increases in Cancellation Rates in these markets are believed to result primarily from what appears to be an exit of speculators from the new home market, the difficulty experienced by our homebuyers in selling their existing homes due to an increase in the supply of homes on the market, slower home price appreciation levels, increased incentives being offered which homebuyers in Backlog did not receive at the time of placing their home order, and other factors related to higher mortgage interest rates. Additionally, in Colorado, an increased supply of homes available to be purchased resulted in an elevated number of order cancellations from prospective homebuyers who were unable to sell their existing home in a more competitive sales environment.
     Backlog - We define “Backlog” as homes under contract but not yet delivered. At March 31, 2006 and 2005, we had 7,134 and 7,893 homes in Backlog, respectively. Because our Backlog equals total home orders less home order cancellations and homes closed, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. Although the number of homes in Backlog decreased approximately 10% from March 31, 2005, higher average selling prices for homes in Backlog resulted in the estimated Backlog sales value increasing approximately 11% to $2.70 billion at March 31, 2006, compared with $2.43 billion at March 31, 2005.

     Land Inventory – The table below shows the carrying value of land and land under development, by market (in thousands).

	March 31,	December 31,	March 31,
	2006	2005	2005
Arizona	$290,847	$263,849	$260,844
California	546,317	493,101	317,679
Colorado	158,152	154,465	144,574
Delaware Valley	39,303	46,561	31,392
Florida	87,152	68,950	31,321
Illinois	29,124	43,811	37,096
Maryland	82,159	89,721	92,030
Nevada	387,315	341,437	244,666
Texas	11,884	15,511	25,151
Utah	90,426	62,264	37,076
Virginia	114,222	98,278	106,646

Total	$1,836,901	$1,677,948	$1,328,475

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

Results of Operations – Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     Home Sales Revenue. Home sales revenue increased 22% during the three months ended March 31, 2006, compared with the first quarter of 2005, primarily due to a 21% increase in the average selling price of homes closed.
     Other Revenue. The table below sets forth the components of other revenue and selected financial data for our HomeAmerican operations (dollars in thousands).

	Three Months
	Ended March 31,		Change
	2006	2005	Amount	%
Broker origination fees	$2,080	$2,168	$(88)	-4%
Gains on sales of mortgage loans, net	13,027	7,898	5,129	65%
Other revenue	5,023	4,117	906	22%
Interest income, net	1,419	1,606	(187)	-12%

Total other revenue	$21,549	$15,789	$5,760

Principal amount of loans originated	$526,231	$305,193	$221,038	72%
Principal amount of loans brokered	$157,243	$213,352	$(56,109)	-26%
Capture Rate	56%	41%	15%
Including brokered loans	72%	68%	4%
Mortgage products (% of loans originated)
Fixed rate	49%	56%	-7%
Adjustable rate — interest only	44%	32%	12%
Adjustable rate — other	7%	12%	-5%
     Gains on sales of mortgage loans increased $5.1 million during the three months ended March 31, 2006, compared with the same period in 2005, primarily from the 15% increase in the Capture Rate (as defined below), as well as an increase in the average principal amount of loans originated. Also impacting our gains on sales of mortgage loans was our ability to sell to third-party investors a significant amount of mortgage loans originated by HomeAmerican pursuant to an early purchase program, which was initiated during the fourth quarter of 2005.
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
     Home Cost of Sales. Home cost of sales increased $157.8 during the first quarter of 2006, compared to the same period in 2005 as discussed above under the caption “Home Gross Margins.”

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
     General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Three Months Ended March 31,
	2006	2005	Amount	%
Homebuilding	$72,244	$53,086	$19,158	36%
Financial services and other	9,095	8,751	344	4%
Corporate	28,357	30,316	(1,959)	-6%

Total general and administrative expenses	$109,696	$92,153	$17,543	19%

     General and administrative expenses for our homebuilding segments were $72.2 million and $53.1 million during the three months ended March 31, 2006 and 2005, respectively. The $19.2 million increase primarily resulted from an increase of approximately $7.8 million in compensation and other employee benefit-related costs, as well as $1.3 million in office-related expenses associated with expanded operations in several of our markets, most notably California, Arizona and Nevada. Also contributing to this increase were $2.9 million of additional due diligence costs and deposits on land projects under option which we elected not to exercise and a $3.5 million increase in supervisory fees. Supervisory fees represent costs incurred by our corporate operations associated with certain departments.
     Corporate general and administrative expenses totaled $28.4 million and $30.3 million for the three months ended March 31, 2006 and 2005, respectively. The $1.9 million decrease primarily was attributable to an increase of $3.5 million in supervisory costs which are charged to the homebuilding and financial services and other segments and a reduction in other general and administrative expenses, including professional services, information technology costs and travel expenses. These expense reductions were offset in part by the adoption of SFAS 123(R) in January 2006, which resulted in an increase of approximately $3.0 million in stock-based compensation expense.
     Related Party Expenses. Related party expenses were $1.7 million and $100,000 during the three months ended March 31, 2006 and 2005, respectively. The 2006 increase resulted from our commitment to give a charitable contribution to the MDC/Richmond American Homes Foundation (the “Foundation”). During the 2005 first quarter, no charitable contribution commitment was made to the Foundation.
     Income Taxes. Our effective income tax rate was 37.4% for the three months ended March 31, 2006, relatively consistent with the 37.7% effective income tax rate for the same period in 2005. Accordingly, our income tax expense rose $5.8 million in the first quarter of 2006, compared with the same period in 2005, due to the $16.6 million increase in income before income taxes.

Other Operating Results
     Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All corporate and homebuilding interest incurred in 2005 and 2004 was capitalized. For a reconciliation of interest incurred, capitalized and expensed, see Note 8 to our Unaudited Consolidated Financial Statements.
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
Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5?% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005. See “Forward-Looking Statements” below.
Lines of Credit and Senior Notes
     Homebuilding - Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, we amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.250 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.750 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR, which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2006, we had $100.0 million of borrowings and $65.1 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending - Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Third Amended and Restated Warehousing Credit Agreement dated as of October 31, 2003, as amended. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2006, $125.5 million was borrowed and an additional $15.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General - The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Part II, Item 6, of this Form 10-Q/A.
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
Consolidated Cash Flow
     During the first quarter of 2006, we used $108.4 million in cash in our operating activities. We used $218.8 million of cash to increase our home and land inventories in connection with the expansion of our homebuilding operations. In addition, we used $82.5 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses, as well as homebuilding construction payables. These uses of cash partially were offset by cash proceeds from the $46.9 million decrease in mortgage loans held in inventory from December 31, 2005 resulting from our ability to sell a higher volume of loans to third-party purchasers under an early purchase program. Additionally, a decrease in our home sales receivables balance provided $54.3 million in cash.
     During the first quarter of 2006, we received a total of $61.3 million in cash from financing activities. These cash proceeds primarily were the result of net borrowings under our Homebuilding Line and Mortgage Line of $69.0 million. Additionally, we received $3.5 million in proceeds and tax benefits from the exercise of stock options. As discussed in Note 4 to our Unaudited Consolidated Financial Statements, tax benefits from the exercise of stock options previously were reported as an operating activity and, pursuant to SFAS 123(R), are now reported as a financing activity. These financing cash proceeds were offset in part by dividend payments of $11.2 million.
     Additionally, we used $1.6 million of cash in investing activities in the first three months of 2006, primarily due to the purchase of property and equipment.
     During the first quarter of 2005, we used $118.3 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $278.6 million increase in our homebuilding inventories, other assets and home sales receivables in conjunction with our expanded homebuilding operations, partially offset by income before depreciation and amortization and deferred income taxes of $93.3 million and an increase of $62.8 million of mortgage loans held in inventory.
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

OTHER
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q/A, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained in under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 which is filed with the Securities and Exchange Commission.
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
     As described in Note 11 to the Unaudited Consolidated Financial Statements, we have restated Note 11 to disaggregate our one homebuilding segment into four reportable segments. Our Company management, including our chief executive officer and our chief financial officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determine whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that, as of March 31, 2006, our disclosure controls and procedures were effective. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The change in the way we report segment information did not result in any change to the Company’s consolidated financial position, results of operations and cash flows for any of the periods presented.
     (b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

M.D.C. HOLDINGS, INC.
FORM 10-Q/A
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
Item 1A. Risk Factors
     There has been no material change in our risk factors as previously disclosed in our Form 10-K/A for the year ended December 31, 2005. For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, which include the following:
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

Item 6.   Exhibits
(a)	Exhibit:

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to the Company’s March 31, 2006 Form 10-Q filed May 10, 2006). *

4.1	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.2	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.3	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.4	Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 24, 2006). *

10.5	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule (incorporated by reference to the Company’s March 31, 2006 Form 10-Q filed May 10, 2006). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2006	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Larry A. Mizel
Larry A. Mizel
Chairman of the Board of Directors and Chief Executive Officer

Exhibit Index
Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to the Company’s March 31, 2006 Form 10-Q filed May 10, 2006). *

4.1	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.2	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.3	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.4	Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 24, 2006). *

10.5	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule (incorporated by reference to the Company’s March 31, 2006 Form 10-Q filed May 10, 2006). *

Exhibit Index
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.