Form 10-Q/A
period 2006-06-30
MDC HOLDINGS INC
filed 2006-10-11
CIK 773141

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

EXPLANATORY NOTE: This Form 10-Q/A is being filed to provide additional segment reporting footnote disclosure related to our homebuilding operations. We have restated the accompanying Unaudited Consolidated Financial Statements to revise our segment disclosures for all periods presented by disaggregating our one homebuilding reportable segment into four reportable segments. See our revised disclosures in Note 11 to the Unaudited Consolidated Financial Statements. This amendment does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q on August 7, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Unaudited Consolidated Financial Statements.
This Form 10-Q/A has all Items included in our Form 10-Q filed August 7, 2006. However, this Form 10-Q/A amends and restates only Part I, Items 1, 2 and 4 of the June 30, 2006 Quarterly Report on Form 10-Q, in each case solely to be responsive to certain disclosure comments, primarily relating to segment reporting, received from the Division of Corporation Finance of the Securities and Exchange Commission. The restatement has no impact for any periods presented on: our total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$91,484	$214,531
Restricted cash	6,855	6,742
Home sales receivables	98,629	134,270
Mortgage loans held in inventory	163,373	237,376
Inventories, net
Housing completed or under construction	1,512,009	1,320,106
Land and land under development	1,760,077	1,677,948
Property and equipment, net	46,277	49,119
Deferred income taxes	71,131	54,319
Prepaid expenses and other assets, net	207,101	165,439

Total Assets	$3,956,936	$3,859,850

LIABILITIES
Accounts payable	$224,666	$201,747
Accrued liabilities	410,455	442,409
Income taxes payable	30,933	102,656
Related party liabilities (See Note 15)	—	8,100
Homebuilding line of credit	—	—
Mortgage line of credit	168,163	156,532
Senior notes, net	996,486	996,297

Total Liabilities	1,830,703	1,907,741

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 44,981,000 and 44,967,000 issued and outstanding at June 30, 2006 and 44,642,000 and 44,630,000 issued and outstanding at December 31, 2005	450	447
Additional paid-in capital	746,637	722,291
Retained earnings	1,382,427	1,232,971
Unearned restricted stock	(2,000)	(2,478)
Accumulated other comprehensive loss	(622)	(622)
Less treasury stock, at cost; 14,000 and 12,000 shares, respectively, at June 30, 2006 and December 31, 2005	(659)	(500)

Total Stockholders’ Equity	2,126,233	1,952,109

Total Liabilities and Stockholders’ Equity	$3,956,936	$3,859,850

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE
Home sales revenue	$1,195,083	$1,029,553	$2,314,391	$1,946,384
Land sales revenue	13,639	—	15,476	1,296
Other revenue	24,214	16,787	45,763	32,576

Total Revenue	1,232,936	1,046,340	2,375,630	1,980,256

COSTS AND EXPENSES
Home cost of sales	917,414	734,772	1,732,003	1,391,552
Land cost of sales	13,400	—	15,774	790
Marketing expense	31,568	25,008	60,603	47,326
Commission expense	37,394	28,680	70,237	54,526
General and administrative expenses	110,799	93,840	220,495	185,993
Related party expenses	127	63	1,803	163

Total Costs and Expenses	1,110,702	882,363	2,100,915	1,680,350

Income before income taxes	122,234	163,977	274,715	299,906
Provisions for income taxes	(45,743)	(61,354)	(102,803)	(112,652)

NET INCOME	$76,491	$102,623	$171,912	$187,254

EARNINGS PER SHARE
Basic	$1.70	$2.35	$3.83	$4.30

Diluted	$1.66	$2.25	$3.74	$4.10

WEIGHTED-AVERAGE SHARES
Basic	44,939	43,718	44,880	43,584

Diluted	45,972	45,703	45,967	45,649

DIVIDENDS DECLARED PER SHARE	$0.25	$0.18	$0.50	$0.33

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$171,912	$187,254
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred marketing costs	19,086	14,750
Depreciation and amortization of long-lived assets	9,423	6,836
Amortization of debt discount	189	149
Deferred income taxes	(16,812)	(1,409)
Stock-based compensation expense	7,142	699
Excess tax benefits from stock-based compensation	(1,486)	—
Net changes in assets and liabilities
Home sales receivables	35,641	(38,382)
Housing completed or under construction	(191,903)	(332,028)
Land and land under development	(82,129)	(193,156)
Prepaid expenses and other assets	(14,989)	(42,255)
Mortgage loans held in inventory	74,003	16,814
Accounts payable and accrued liabilities	(72,626)	52,795
Restricted cash	(113)	(1,941)
Other, net	(49,609)	1,830

Net cash used in operating activities	(112,271)	(328,044)

INVESTING ACTIVITIES
Net purchase of property and equipment	(4,331)	(11,724)

FINANCING ACTIVITIES
Lines of credit
Advances	437,531	386,300
Principal payments	(425,900)	(380,899)
Excess tax benefits from stock-based compensation	1,486	—
Dividend payments	(22,456)	(14,647)
Proceeds from exercise of stock options	2,894	9,412

Net cash (used in) provided by financing activities	(6,445)	166

Net decrease in cash and cash equivalents	(123,047)	(339,602)
Cash and cash equivalents
Beginning of period	214,531	400,959

End of period	$91,484	$61,357

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation
     The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2006 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Form 10-K/A for the year ended December 31, 2005 filed October 11, 2006.
     The Company has experienced significant seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, the Company has experienced seasonality in the financial services operations because loan originations correspond with the closing of homes in the homebuilding operations. The Consolidated Statements of Income for the three and six months ended June 30, 2006 and Consolidated Statements of Cash Flows for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Refer to economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q/A and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2005 Annual Report on Form 10-K. There are no assurances as to the results of operations for the third or fourth quarter of 2006.
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
3. Recent Accounting Pronouncements
     On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact, if any, that FIN 48 may have on its financial position, results of operations or cash flows.
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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
     Pro Forma Disclosures Pursuant to SFAS 123 - As of December 31, 2005, the Company had only granted stock options with exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Accordingly, prior to January 1, 2006, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards and was recorded to expense ratably over the associated service period, which was generally the vesting term. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards during the three and six months ended June 30, 2005 (in thousands, except per share amounts).

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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

			Weighted-
			Average	Aggregate
			Remaining	Intrinsic Value
	Number of	Weighted-Average	Contractual Life	(in
	Shares	Exercise Price	(in years)	thousands)
Outstanding at December 31, 2005	5,659,766	$40.54
Granted	25,000	$60.15
Exercised	(133,610)	$21.66
Cancelled	(200,669)	$54.16

Outstanding at June 30, 2006	5,350,487	$40.59	6.40	$62,407

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2006.

	Options Outstanding
		Weighted-Average		Options Exercisable
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$7.92 - $23.77	2,227,778	4.44	$19.96	1,549,740	$19.33
$23.78 - $31.69	283,895	1.74	$26.69	146,048	$26.94
$31.70 - $47.53	910,914	7.36	$44.31	73,501	$40.86
$47.54 - $71.30	1,787,900	8.88	$63.62	97,500	$57.66
$71.31 - $79.22	140,000	9.24	$78.78	125,000	$78.89

Total	5,350,487	6.40	$40.59	1,991,789	$26.30

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
     Restricted and Unrestricted Stock Award Activity - Non-vested restricted stock awards at June 30, 2006 and changes during the six months ended June 30, 2006 were as follows.

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
6. Balance Sheet Components
     The following tables set forth information relating to accrued liabilities (in thousands).

	June 30,	December 31,
	2006	2005
Accrued liabilities
Warranty reserves	$92,010	$82,238
Land development and home construction accruals	52,746	74,955
Customer and escrow deposits	46,791	56,186
Insurance reserves	38,187	32,166
Accrued compensation and related expenses	72,847	99,541
Accrued pension liability	12,287	11,687
Other accrued liabilities	95,587	85,636

Total accrued liabilities	410,455	442,409

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Total Interest Incurred
Corporate and homebuilding	$15,002	$11,110	$29,843	$21,925
Financial services and other	2,317	654	4,281	1,138

Total interest incurred	$17,319	$11,764	$34,124	$23,063

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$47,222	$27,741	$41,999	$24,220
Interest capitalized	15,002	11,110	29,843	21,925
Previously capitalized interest included in home cost of sales	(13,655)	(8,558)	(23,273)	(15,852)

Interest capitalized in homebuilding inventory, end of period	$48,569	$30,293	$48,569	$30,293

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Interest income and interest expense are shown below (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Interest Income, Net
Interest Income
Financial services and other	$3,459	$1,397	$6,300	$2,421
Homebuilding	109	332	219	410
Corporate	183	234	615	1,222

Total	3,751	1,963	7,134	4,053

Interest expense, net of interest capitalized
Financial services and other	2,317	654	4,281	1,138
Homebuilding	—	—	—	—
Corporate	—	—	—	—

Total interest income, net	$1,434	$1,309	$2,853	$2,915

9. Warranty Reserves
     Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Warranty reserves are reviewed at least quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheets, and totaled $92.0 million and $82.2 million at June 30, 2006 and December 31, 2005, respectively. In addition, the reserves include additional qualified settlement fund warranty reserves created pursuant to litigation settled in 1996. Warranty reserve activity for the three and six months ended June 30, 2006 and 2005 is shown below (in thousands).

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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

11. Information on Business Segments (As Restated)
     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Subsequent to the issuance of the Company’s Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2006 and 2005, management determined that the homebuilding operations should be restated by disaggregating its one homebuilding reportable segment into four reportable segments. Accordingly, the Company has restated its segment disclosure for the three and six months ended June 30, 2006 and 2005. The restatement has no impact for any periods presented on: the Company’s total assets, liabilities or stockholders’ equity included in the Consolidated Balance Sheets; net income or earnings per share amounts included in the Consolidated Statements of Income; and the Consolidated Statements of Cash Flows.
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
(1) West (Arizona, California and Nevada markets)
(2) Mountain (Colorado and Utah markets)
(3) East (Virginia and Maryland markets)
(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)
     The Company’s financial services and other segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); and (5) StarAmerican Insurance Ltd. (“StarAmerican”). American Home Title, Allegiant and StarAmerican were previously included in the Company’s homebuilding segment and are now included in the financial services and other segment. Because these operating segments do not individually exceed 10 percent of the consolidated revenue, net income or total assets, they have been aggregated into one other reportable segment. The Company’s corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment. Transfers between operating segments are recorded at cost.
     The following table summarizes revenue and income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue
West	$720,530	$564,051	$1,407,776	$1,103,241
Mountain	187,724	212,935	350,914	375,732
East	160,534	150,195	307,715	284,716
Other Homebuilding	142,859	104,484	268,746	187,708

Total Homebuilding	1,211,647	1,031,665	2,335,151	1,951,397
Financial Services and Other	21,106	14,441	39,864	27,637
Corporate	183	234	615	1,222

Consolidated	$1,232,936	$1,046,340	$2,375,630	$1,980,256

Income Before Income Taxes
West	$98,817	$128,692	$220,880	$249,568
Mountain	7,228	19,652	15,863	30,335
East	26,462	37,487	61,780	68,542
Other Homebuilding	15	297	4,897	(633)

Total Homebuilding	132,522	186,128	303,420	347,812
Financial Services and Other	10,988	5,624	22,172	9,297
Corporate	(21,276)	(27,775)	(50,877)	(57,203)

Consolidated	$122,234	$163,977	$274,715	$299,906

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	June 30,	December 31,
	2006	2005
Total Assets
West	$2,258,473	$2,113,384
Mountain	528,589	466,362
East	388,573	368,848
Other Homebuilding	337,703	359,151

Total Homebuilding	3,513,338	3,307,745
Financial Services and Other	254,293	253,365
Corporate	189,305	298,740

Consolidated	$3,956,936	$3,859,850

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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
16. Income Taxes
     The Company’s overall effective income tax rates were 37.4% for the three and six months ended June 30, 2006, and were 37.4% and 37.6% for the three and six months ended June 30, 2005, respectively.
17. Stockholders’ Equity
     On April 27, 2006, the Company amended the Certificate of Incorporation, as authorized by the Company’s shareowners on April 24, 2006, thereby increasing the number of authorized shares of the Company’s common stock from 100 million shares to 250 million shares.
18. Supplemental Guarantor Information

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
June 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS

Cash and cash equivalents	$70,665	$6,188	$14,631	$—	$91,484
Restricted cash	—	6,855	—	—	6,855
Home sales receivables	—	100,217	1,207	(2,795)	98,629
Mortgage loans held in inventory	—	—	163,373	—	163,373
Inventories, net
Housing completed or under construction	—	1,512,009	—	—	1,512,009
Land and land under development	—	1,760,077	—	—	1,760,077
Investment in and advances to parent and subsidiaries	411,917	724	(15,469)	(397,172)	—
Other assets	118,316	115,973	119,520	(29,300)	324,509

Total Assets	$600,898	$3,502,043	$283,262	$(429,267)	$3,956,936

LIABILITIES

Accounts payable and related party liabilities	$31,850	$201,362	$21,787	$(30,333)	$224,666
Accrued liabilities	91,333	292,128	28,756	(1,762)	410,455
Advances and notes payable — parent and subsidiaries	(2,583,804)	2,568,124	15,680	—	—
Income taxes payable	(61,200)	86,647	5,486	—	30,933
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	168,163	—	168,163
Senior notes, net	996,486	—	—	—	996,486

Total Liabilities	(1,525,335)	3,148,261	239,872	(32,095)	1,830,703

STOCKHOLDERS’ EQUITY	2,126,233	353,782	43,390	(397,172)	2,126,233

Total Liabilities and Stockholders’ Equity	$600,898	$3,502,043	$283,262	$(429,267)	$3,956,936

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,195,083	$—	$—	$1,195,083
Other revenue	171	16,804	21,248	(370)	37,853
Equity in earnings of subsidiaries	46,126	—	—	(46,126)	—

Total Revenue	46,297	1,211,887	21,248	(46,496)	1,232,936

COSTS AND EXPENSES
Home cost of sales	—	918,202	(788)	—	917,414
Marketing and commission expenses	306	68,656	—	—	68,962
General and administrative expenses	21,332	78,826	10,641	—	110,799
Other expenses	127	13,400	—	—	13,527
Corporate and homebuilding interest	(51,938)	51,938	—	—	—

Total Costs and Expenses	(30,173)	1,131,022	9,853	—	1,110,702

Income before income taxes	76,470	80,865	11,395	(46,496)	122,234
Provision for income taxes	21	(41,431)	(4,333)	—	(45,743)

NET INCOME	$76,491	$39,434	$7,062	$(46,496)	$76,491

Three Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,029,553	$—	$—	$1,029,553
Other revenue	226	1,981	14,580	—	16,787
Equity in earnings of subsidiaries	95,525	—	—	(95,525)	—

Total Revenue	95,751	1,031,534	14,580	(95,525)	1,046,340

COSTS AND EXPENSES
Home cost of sales	—	734,783	(11)	—	734,772
Marketing and commission expenses	(247)	53,935	—	—	53,688
General and administrative expenses	27,946	57,048	8,846	—	93,840
Other expenses	63	—	—	—	63
Corporate and homebuilding interest	(37,425)	37,425	—	—	—

Total Costs and Expenses	(9,663)	883,191	8,835	—	882,363

Income before income taxes	105,414	148,343	5,745	(95,525)	163,977
Provision for income taxes	(2,791)	(56,376)	(2,187)	—	(61,354)

NET INCOME	$102,623	$91,967	$3,558	$(95,525)	$102,623

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Six Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$2,314,391	$—	$—	$2,314,391
Other revenue	593	21,232	40,158	(744)	61,239
Equity in earnings of subsidiaries	128,924	—	—	(128,924)	—

Total Revenue	129,517	2,335,623	40,158	(129,668)	2,375,630

COSTS AND EXPENSES
Home cost of sales	—	1,735,188	(3,185)	—	1,732,003
Marketing and commission expenses	107	130,733	—	—	130,840
General and administrative expenses	49,689	150,505	20,301	—	220,495
Other expenses	1,803	15,774	—		17,577
Corporate and homebuilding interest	(101,457)	101,457	—	—	—

Total Costs and Expenses	(49,858)	2,133,657	17,116	—	2,100,915

Income before income taxes	179,375	201,966	23,042	(129,668)	274,715
Provision for income taxes	(7,463)	(86,647)	(8,693)	—	(102,803)

NET INCOME	$171,912	$115,319	$14,349	$(129,668)	$171,912

Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,946,384	$—	$—	$1,946,384
Other revenue	1,204	5,043	27,849	(224)	33,872
Equity in earnings of subsidiaries	178,598	—	—	(178,598)	—

Total Revenue	179,802	1,951,427	27,849	(178,822)	1,980,256

COSTS AND EXPENSES
Home cost of sales	—	1,391,798	(246)	—	1,391,552
Marketing and commission expenses	(68)	101,920	—	—	101,852
General and administrative expenses	58,262	109,115	18,616	—	185,993
Other expenses	163	790	—		953
Corporate and homebuilding interest	(70,412)	70,412	—	—	—

Total Costs and Expenses	(12,055)	1,674,035	18,370	—	1,680,350

Income before income taxes	191,857	277,392	9,479	(178,822)	299,906
Provision for income taxes	(4,603)	(104,429)	(3,620)	—	(112,652)

NET INCOME	$187,254	$172,963	$5,859	$(178,822)	$187,254

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q/A.
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
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. Additionally, in accordance with SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards that were unvested as of December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives (as defined in Note 4 to our Unaudited Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 4 to our Unaudited Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

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
     Revenue for the three and six months ended June 30, 2006 increased by 18% and 20%, respectively, from the three and six months ended June 30, 2005, primarily due to 21% increases in the average selling prices of homes closed. Income before income taxes decreased $41.7 million and $25.2 million in the second quarter and first six months of 2006, compared with the same periods in 2005, primarily due to decreases from our homebuilding segments resulting in part from lower Home Gross Margins (as defined below), increases in marketing, commission and general and administrative expenses, and fewer home closings. These decreases partially were offset by increases in our financial services and other segment and lower corporate general and administrative expenses.

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
     Average Selling Prices Per Home Closed - During the second quarter and first six months of 2006, we experienced 21% increases in the average selling prices of homes closed, compared with the same periods in 2005, as the average selling prices of homes closed increased in all of our markets except Illinois. Increases were most notable in Maryland, Arizona, Florida and Utah, where the average selling prices for homes closed increased in excess of $75,000, primarily due to a combination of residential home price appreciation in these markets and changes in product mix. In California, we closed more homes during the second quarter and first six months of 2006, compared with the same periods in 2005, where the average selling prices per home closed exceeded the Company average by more than $200,000. The average selling prices for home closings in Virginia increased in excess of $65,000 for the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily resulting from a change in product mix. Our average selling prices of homes closed were impacted favorably by closing fewer homes in Texas during the three and six months ended June 30, 2006, compared with the same periods in 2005, where the average selling prices were more than $180,000 below the Company average.
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
     Orders for Homes - During the three and six months ended June 30, 2006, we received 2,738 and 6,538 net home orders, respectively, compared with 4,832 and 9,378 net home orders for the same periods in 2005. Each of our markets, with the exception of Utah, experienced year-over-year declines in net home orders, driven in part by significant increases in our Cancellation Rate, as well as increases in competition resulting from higher inventory levels of new and existing homes. We believe, that prospective homebuyers have been choosing to delay home purchases until the market works through this period of uncertainty. We have responded to the increased Cancellation Rate and the uncertainty in the homebuilding market by increasing incentives at a measured pace, with the objective of improving our sales velocity without compromising our commitment to building a quality product. Net home orders increased in Utah, resulting primarily from the strong demand for new homes in this market, as well as a 17% increase in the average number of active subdivisions which were open during the 2006 second quarter, compared with the 2005 second quarter.
     Cancellation Rate — We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 43.2% and 19.3% for the three months ended June 30, 2006 and 2005, respectively, and 36.7% and 19.8% for the six months ended June 30, 2006 and 2005, respectively. Cancellation Rates during the second quarter of 2006, compared with the second quarter of 2005, increased significantly in nearly all markets and most notably Arizona, Virginia, California and Florida. The increases in Cancellation Rates in these markets resulted primarily from: what appears to be an exit of speculators from the new home market; an increased supply of new and previously owned homes available to be purchased, which has made it more difficult for homebuyers to sell their existing homes; slower home price appreciation; increased incentives being offered by competitors; and other factors related to higher mortgage interest rates.

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

Results of Operations — Three and Six Months Ended June 30, 2006 Compared with Three and Six Months Ended June 30, 2005
     Home Sales Revenue. Home sales revenue increased 16% and 19% during the three and six months ended June 30, 2006, respectively, compared with the same periods in 2005, primarily due to 21% increases in the average selling prices of homes closed (as discussed above).
     Other Revenue. The table below sets forth the components of other revenue and selected financial data for our HomeAmerican operations (dollars in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Broker origination fees	$2,343	$2,665	$(322)	-12%	$4,423	$4,833	$(410)	-8%
Gains on sales of mortgage loans, net	$15,439	$8,749	$6,690	76%	$28,466	$16,647	$11,819	71%
Other revenue	4,998	4,064	934	23%	10,021	8,181	1,840	22%
Interest income, net	1,434	1,309	125	10%	2,853	2,915	(62)	-2%

Total Other Revenue	$24,214	$16,787	$7,427		$45,763	$32,576	$13,187

Principal amount of loans originated	$604,419	$421,223	$183,196	43%	$1,130,650	$726,416	$404,234	56%
Principal amount of loans brokered	$172,438	$227,960	$(55,522)	-24%	$329,681	$441,312	$(111,631)	-25%
Capture Rate	59%	48%	11%		57%	45%	12%
Including brokered loans	75%	73%	2%		73%	71%	2%
Mortgage products (%of loans originated)
Fixed rate	49%	52%	-3%		49%	54%	-5%
Adjustable rate	43%	36%	7%		44%	34%	10%
interest only
Adjustable rate other	8%	12%	-4%		7%	12%	-5%
     Gains on sales of mortgage loans increased $6.7 million and $11.8 million during the three and six months ended June 30, 2006, compared with the same period in 2005, as a result of 11% and 12% increases, respectively, in the Capture Rate (as defined below), as well as increases in the average principal amount of loans originated. Also impacting our gains on sales of mortgage loans was our ability to sell to third-party investors a significant number of mortgage loans originated by HomeAmerican pursuant to early purchase programs, which were initiated in the fourth quarter of 2005 and the first quarter of 2006.

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
     Home Cost of Sales. Home cost of sales increased $182.6 million and $340.5 million during the second quarter and first six months of 2006, respectively, compared to the same periods in 2005 as discussed above under the caption “Home Gross Margins.”
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

     General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Three Months Ended June 30,
	2006	2005	Amount	%
Homebuilding	$79,987	$57,209	$22,778	40%
Financial services and other	9,480	8,685	795	9%
Corporate	21,332	27,946	(6,614)	-24%

Total general and administrative expenses	$110,799	$93,840	$16,959	18%

	Six Months Ended June 30,
	2006	2005	Amount	%
Homebuilding	$152,231	$110,295	$41,936	38%
Financial services and other	18,575	17,436	1,139	7%
Corporate	49,689	58,262	(8,573)	-15%

Total general and administrative expenses	$220,495	$185,993	$34,502	19%

     General and administrative expenses for our homebuilding segments were $80.0 million and $57.2 million during the three months ended June 30, 2006 and 2005, respectively. The $22.8 million increase primarily resulted from increases of (1) $7.9 million in write-offs of due diligence costs and deposits on land projects under option that we elected not to exercise, as further discussed below; (2) $6.4 million in compensation and other employee benefit-related costs; and (3) $3.1 million in supervisory fees.
     General and administrative expenses for our homebuilding segments for the six months ended June 30, 2006 and 2005 were $152.2 million and $110.3 million, respectively. The $41.9 million increase primarily resulted from increases of (1) $14.2 million in compensation and other employee benefit-related costs; (2) $10.8 million in write-offs of due diligence costs and deposits on land projects under option that we elected not to exercise; and (3) $6.6 million in supervisory fees.
     Corporate general and administrative expenses totaled $21.3 million and $27.9 million for the three months ended June 30, 2006 and 2005, respectively. The $6.6 million quarter-over-quarter decrease primarily was attributable to a $4.9 million decrease in salaries and bonuses, an increase of $3.1 million in supervisory costs charged to the homebuilding and financial services and other segments and a reduction in other general and administrative expenses, including professional services, information technology costs and travel expenses. These expense reductions were offset in part by an increase of approximately $2.9 million in stock-based compensation expense resulting from our adoption of SFAS 123(R) in January 2006.
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
     Related Party Expenses. Related party expenses were $0.1 million and $1.8 million for the three and six months ended June 30, 2006, respectively, compared with $0.1 million and $0.2 million for the three and six months ended June 30, 2005, respectively. The increase in the first six months of 2006, compared with the first six months of 2005, resulted from our first quarter 2006 contribution commitment to the MDC/Richmond American Homes Foundation (the “Foundation”). No charitable contribution commitment was made to the Foundation during the six months ended June 30, 2005.
     Income Taxes. Our overall effective income tax rates were 37.4% for the three and six months ended June 30, 2006, and were 37.4% and 37.6% for the three and six months ended June 30, 2005, respectively.
Other Operating Results
     Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All corporate and homebuilding interest incurred in 2005 and 2004 was capitalized. Interest incurred by the financial services and other segment is charged to interest expense, which is deducted from interest income. Total interest incurred for our corporate and homebuilding segments was $15.0 million and $29.8 million for the three and six months ended June 30, 2006, respectively, compared with $11.1 million and $21.9 million for the same periods in 2005. These increases were the result of our issuance of $250 million principal amount of debt in July 2005. For a reconciliation of interest incurred, capitalized and expensed, see Note 8 to our Unaudited Consolidated Financial Statements.
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

Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5-1/2% senior notes due 2013, 5-3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements, including the acquisition of land and expansion into new markets. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q/A. See “Forward-Looking Statements” below.
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
Consolidated Cash Flow
     During the first six months of 2006, we used $112.3 million of cash in our operating activities. We used $274.0 million of cash to increase our home and land inventory levels, from December 31, 2005 inventory levels. We used $72.6 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses, as well as homebuilding construction payables. These uses of cash partially were offset by cash inflows of $190.9 million resulting from income before depreciation and amortization, deferred income taxes and stock-based compensation expense. Our cash used from operations also was offset by $24.4 million due to changes in mortgage loans held in inventory and other, net, primarily resulting from selling a high volume of mortgage loans that were originated during the fourth quarter of 2005. Additionally, a decrease in our home sales receivables balance provided $35.6 million in cash.
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
     During the first six months of 2005, we used $328.0 million of cash for operating activities. The 2005 operating cash use primarily was the result of a $605.8 million increase in our homebuilding inventories, prepaid expenses and other assets, and home sales receivables in conjunction with our expanded homebuilding operations. These cash uses were offset partially by income before depreciation and amortization and deferred income taxes of $207.6 million and an increase of $52.8 million in mortgage loans held in inventory.

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
IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS
     Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes may have an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and may impact negatively our Home Gross Margins. For additional economic factors affecting real estate and residential housing prices, refer to conditions described under the caption “Executive Summary” in Part I, Item 2 of this Quarterly Report on Form 10-Q/A.
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
OTHER
Forward-Looking Statements
     Certain statements in this Quarterly Report on Form 10-Q/A, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A of Part II of this Quarterly Report on Form 10-Q/A.
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
     As described in Note 11 to the Unaudited Consolidated Financial Statements, we have restated Note 11 to disaggregate our one homebuilding segment into four reportable segments. Our Company management, including our chief executive officer and our chief financial officer, have re-evaluated our disclosure controls and procedures as of the end of the period covered by this Report to determined whether the restatement changes their prior conclusion, and have determined that it does not change their conclusion that, as of June 30, 2006, our disclosure controls and procedures were effective. The restatement represents a change in judgment as to the application of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The change in the way we report segment information did not result in any change to the Company’s consolidated financial position, results of operations and cash flows for any of the periods presented.
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
Item 6. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed August 7, 2006). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2006	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

/s/ Larry A. Mizel
Larry A. Mizel
Chairman of the Board of Directors and Chief Executive Officer

EXHIBIT INDEX

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed August 7, 2006). *

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.