Form 10-Q
period 2006-09-30
MDC HOLDINGS INC
filed 2006-11-07
CIK 773141

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 27, 2006, 45,037,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

(i)

ITEM 1. Unaudited Consolidated Financial Statements
M.D.C. HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$132,844	$214,531
Restricted cash	5,082	6,742
Home sales receivables	75,120	134,270
Mortgage loans held in inventory	203,375	237,376
Inventories, net
Housing completed or under construction	1,578,696	1,320,106
Land and land under development	1,662,034	1,677,948
Property and equipment, net	45,560	49,119
Deferred income taxes	77,259	54,319
Prepaid expenses and other assets, net	176,073	165,439

Total Assets	$3,956,043	$3,859,850

LIABILITIES
Accounts payable	$200,703	$201,747
Accrued liabilities	424,436	442,409
Income taxes payable	14,821	102,656
Related party liabilities (see Note 16)	—	8,100
Homebuilding line of credit	—	—
Mortgage line of credit	152,369	156,532
Senior notes, net	996,583	996,297

Total Liabilities	1,788,912	1,907,741

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 44,995,000 and 44,981,000 issued and outstanding, respectively, at September 30, 2006 and 44,642,000 and 44,630,000 issued and outstanding, respectively, at December 31, 2005	450	447
Additional paid-in capital	750,013	722,291
Retained earnings	1,419,886	1,232,971
Unearned restricted stock	(1,937)	(2,478)
Accumulated other comprehensive loss	(622)	(622)
Less treasury stock, at cost; 14,000 and 12,000 shares, respectively, at September 30, 2006 and December 31, 2005	(659)	(500)

Total Stockholders’ Equity	2,167,131	1,952,109

Total Liabilities and Stockholders’ Equity	$3,956,043	$3,859,850

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUE
Home sales revenue	$1,058,408	$1,147,757	$3,372,799	$3,094,141
Land sales revenue	3,336	1,269	18,812	2,565
Other revenue	21,149	18,786	66,912	51,362

Total Revenue	1,082,893	1,167,812	3,458,523	3,148,068

COSTS AND EXPENSES
Home cost of sales	818,015	817,330	2,550,018	2,208,882
Land cost of sales	3,210	706	18,124	1,496
Inventory impairments	19,915	—	20,775	—
Marketing expense	31,296	26,106	91,899	73,432
Commission expense	36,390	30,736	106,627	85,262
General and administrative expenses	97,558	99,557	318,053	285,550
Related party expenses	88	51	1,891	214

Total Costs and Expenses	1,006,472	974,486	3,107,387	2,654,836

Income before income taxes	76,421	193,326	351,136	493,232
Provision for income taxes	(27,715)	(72,336)	(130,518)	(184,988)

NET INCOME	$48,706	$120,990	$220,618	$308,244

EARNINGS PER SHARE
Basic	$1.08	$2.73	$4.91	$7.03

Diluted	$1.06	$2.62	$4.80	$6.70

WEIGHTED-AVERAGE SHARES
Basic	44,972	44,379	44,911	43,849

Diluted	45,868	46,258	45,932	46,006

DIVIDENDS DECLARED PER SHARE	$0.25	$0.18	$0.75	$0.51

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$220,618	$308,244
Adjustments to reconcile net income to net cash used in operating activities
Amortization of deferred marketing costs	27,367	23,616
Inventory impairments	20,775	—
Write-offs of land option deposits and preacquisition costs	23,022	5,216
Depreciation and amortization of long-lived assets	14,170	10,902
Deferred income taxes	(22,940)	(887)
Stock-based compensation expense	10,169	700
Related party common stock contribution	1,600	—
Excess tax benefits from stock-based compensation	(1,569)	—
Amortization of debt discount	286	241
Net changes in assets and liabilities
Restricted cash	1,660	(3,160)
Home sales receivables	59,150	(49,827)
Mortgage loans held in inventory	34,001	(27,471)
Housing completed or under construction	(264,840)	(682,594)
Land and land under development	1,389	(259,724)
Prepaid expenses and other assets, net	(64,410)	(60,830)
Accounts payable	(1,044)	84,195
Accrued liabilities	(15,109)	66,519
Income taxes payable	(85,638)	27,824

Net cash used in operating activities	(41,343)	(557,036)

INVESTING ACTIVITIES
Net purchase of property and equipment	(7,224)	(18,118)

FINANCING ACTIVITIES
Lines of credit
Advances	450,900	948,786
Principal payments	(455,063)	(905,600)
Proceeds from issuance of senior notes, net	—	247,605
Excess tax benefits from stock-based compensation	1,569	—
Dividend payments	(33,703)	(22,383)
Proceeds from exercise of stock options	3,177	25,557

Net cash (used in) provided by financing activities	(33,120)	293,965

Net decrease in cash and cash equivalents	(81,687)	(281,189)
Cash and cash equivalents
Beginning of period	214,531	400,959

End of period	$132,844	$119,770

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements
1. Basis of Presentation
     The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2006 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Form 10-K/A for the year ended December 31, 2005, filed October 11, 2006.
     The Company has experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, the Company has experienced seasonality in the financial services operations because loan originations correspond with the closing of homes from the homebuilding operations. Due to reduced home closing levels during 2006, this pattern did not continue for the third quarter of 2006, and there can be no assurance that it will continue in the future. The Consolidated Statements of Income for the three and nine months ended September 30, 2006 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Refer to economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2005 Form 10-K/A. There are no assurances as to the results of operations for the fourth quarter of 2006.
     The following table summarizes, by quarter, home sales revenue during 2006, 2005 and 2004 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2006	$1,119,308	$1,195,083	$1,058,408	N/A
2005	$916,831	$1,029,553	$1,147,757	$1,708,734
2004	$746,429	$861,537	$1,007,134	$1,316,913
2. Reclassifications
     The Company has reclassified the presentation of the Consolidated Statements of Income for the three and nine months ended September 30, 2005. The Consolidated Statements of Income previously disclosed revenue and expenses by each reportable segment and have been reclassified to disclose revenue and expenses on a consolidated basis. The Company’s total revenue and net income for the three and nine months ended September 30, 2005 have not been affected as a result of this reclassification. Certain other prior year balances have been reclassified to conform to the current year’s presentation.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
3. Inventory Impairment
     On a quarterly basis, the Company evaluates its inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of much slower than anticipated paces of home orders and significantly increased sales incentives required to generate new home orders, the Company recorded asset impairments of its housing completed and under construction and land and land under development inventories of $6.2 million and $13.7 million, respectively, during the 2006 third quarter. For purposes of these impairment calculations, the Company determined the fair value of each impaired asset based upon the present value of the estimated future cash flows on a subdivision-by-subdivision basis using discount rates which are commensurate with the risk of the subdivision. The Company did not record any inventory impairment during the three and nine months ended September 30, 2005. The impairments recorded during the three and nine months ended September 30, 2006 by segment (as defined in Note 12) are as follows (in thousands).

	Three Months	Nine Months
	Ended September 30, 2006	Ended September 30, 2006
West	$15,241	$15,241
Mountain	626	626
East	1,357	1,357
Other Homebuilding	2,691	3,551

Total impairment	$19,915	$20,775

4. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The Company currently is evaluating the impact, if any, that SFAS 157 may have on its financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of funded status provision of SFAS 158 applies prospectively and is effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. The Company does not expect SFAS 158 to have a material impact on its financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company currently is evaluating the impact, if any, that FIN 48 may have on its financial position, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The Company does not expect SFAS 155 to have a material impact on its financial position, results of operations or cash flows.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on its financial position, results of operations or cash flows.
5. Stock-Based Compensation
     Stock-Based Compensation Policy. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated annual forfeiture rate and recognizes the compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the option vesting term of up to seven years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).
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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     As a result of adopting SFAS 123(R), income before income taxes for the three and nine months ended September 30, 2006 was $2.8 million and $8.8 million lower, respectively, and net income for the three and nine months ended September 30, 2006 was $1.8 million and $5.5 million lower, respectively, than if the Company had continued to account for share-based payment awards under APB 25. The Company has recorded all stock-based compensation expense to general and administrative expenses in the Consolidated Statements of Income.
     Pro Forma Disclosures Pursuant to SFAS 123. As of December 31, 2005, the Company had only granted stock options with exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Accordingly, prior to January 1, 2006, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards and was recorded to expense ratably over the associated service period, which was generally the vesting term. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards. The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards during the three and nine months ended September 30, 2005 (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$120,990	$308,244
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(2,647)	(7,944)

Pro forma net income	$118,343	$300,300

Earnings per share
Basic as reported	$2.73	$7.03

Basic pro forma	$2.67	$6.85

Diluted as reported	$2.62	$6.70

Diluted pro forma	$2.56	$6.53

     Determining Fair Value of Share-Based Awards. As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). The Company has used the Black-Scholes option pricing model to value stock options for each of these populations.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The fair values for stock options granted during the three and nine months ended September 30, 2006 and 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Expected volatility	46.4%	44.0%	46.1%	44.4%
Risk-free interest rate	4.7%	3.9%	4.7%	3.9%
Dividend yield rate	1.2%	0.8%	1.2%	0.7%
Expected lives of options	3.8 yrs.	5.8 yrs.	3.8 yrs.	5.9 yrs.
     Based on calculations using the Black-Scholes option pricing model, the weighted average grant date fair values of stock options were $17.46 and $32.80 for the three months ended September 30, 2006 and 2005, respectively, and $22.13 and $32.16 for the nine months ended September 30, 2006 and 2005, respectively. These assumptions were used for the stock options granted only to Non-Executives during the three and nine months ended September 30, 2006 and 2005. No stock option awards were granted during these periods to Executives or Directors.
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
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Additionally, in accordance with SFAS 123(R), the Company has estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. The Company estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Stock Option Award Activity. Stock option activity under the Company’s option plans at September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2005	5,659,766	$40.54
Granted	26,500	$59.38
Exercised	(147,625)	$21.52
Cancelled	(278,819)	$54.36

Outstanding at September 30, 2006	5,259,822	$40.44	6.14	$65,932

     The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are vested at September 30, 2006, as well as stock options granted but unvested at September 30, 2006 that the Company expects will vest in future periods.

	Vested and Expected to Vest at September 30, 2006
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Executives	3,875,815	$36.24
Non-Executives	415,512	$41.64
Directors	303,325	$61.41

Total	4,594,652	$38.39	5.95	$37,033

     The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are exercisable at September 30, 2006.

	Exercisable at September 30, 2006
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Executives	1,513,209	$19.82
Non-Executives	163,296	$21.64
Directors	303,325	$61.41

Total	1,979,830	$26.30	4.78	$39,894

     The following table summarizes information concerning outstanding and exercisable stock options at September 30, 2006.

	Options Outstanding			Options Exercisable
		Weighted-Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (in years)	Exercise Price	Exercisable	Exercise Price
$7.92 - $23.77	2,208,252	4.20	$19.96	1,537,691	$19.33
$23.78 - $31.69	279,961	1.49	$26.72	145,155	$26.30
$31.70 - $47.53	893,109	7.11	$44.31	74,484	$40.76
$47.54 - $71.30	1,740,500	8.63	$63.59	97,500	$57.66
$71.31 - $79.22	138,000	8.99	$78.81	125,000	$78.89

Total	5,259,822	6.14	$40.44	1,979,830	$26.30

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of the 2006 third quarter and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all outstanding stock options been exercised on September 30, 2006. This amount changes based on changes in the fair market value of the Company’s common stock. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5.8 million.
     Total stock-based compensation expense relating to stock options granted by the Company was $2.8 million and $8.8 million, respectively, for the three and nine months ended September 30, 2006. At September 30, 2006, $37.6 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 4.0 years.
     Cash received from stock option exercises was $3.2 million and the associated tax benefit realized totaled $2.2 million for the nine months ended September 30, 2006.
     Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards at September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows.

		Weighted-Average
	Number of	Grant
	Shares	Date Fair Value
Non-vested at December 31, 2005	43,312	$57.16
Granted	31,851	$64.58
Vested	(19,777)	$61.16
Forfeited	(5,623)	$60.55

Non-vested at September 30, 2006	49,763	$59.94

     Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $0.3 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and was $1.4 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, there was $1.8 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of 2.8 years.
6. Equity Incentive Plans
     A summary of the Company’s equity incentive plans follows:
     Employee Equity Incentive Plans. In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant and vest over periods of up to four years and expire within six years. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
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
     Director Equity Incentive Plan. Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. The Director Stock Option Plan provided for an initial authorization of 500,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Director Stock Option Plan as of each succeeding annual anniversary of the date the Director Stock Option Plan was adopted. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of MDC common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.
7. Balance Sheet Components
     The following tables set forth information relating to accrued liabilities (in thousands).

	September 30,	December 31,
	2006	2005
Accrued liabilities
Warranty reserves	$95,193	$82,238
Accrued compensation and related expenses	83,115	99,541
Land development and home construction accruals	52,304	74,955
Customer and escrow deposits	40,958	56,186
Insurance reserves	40,890	32,166
Accrued interest payable	20,950	13,027
Deferred revenue	18,513	7,700
Accrued pension liability	12,587	11,687
Other accrued liabilities	59,926	64,909

Total accrued liabilities	$424,436	$442,409

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
8. Earnings Per Share
     Pursuant to SFAS No. 128, “Earnings per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income	$48,706	$120,990	$220,618	$308,244

Basic weighted-average shares outstanding	44,972	44,379	44,911	43,849

Per share amounts	$1.08	$2.73	$4.91	$7.03

Diluted Earnings Per share
Net income	$48,706	$120,990	$220,618	$308,244

Basic weighted-average shares outstanding	44,972	44,379	44,911	43,849
Stock options, net	896	1,879	1,021	2,157

Diluted weighted-average shares outstanding	45,868	46,258	45,932	46,006

Per share amounts	$1.06	$2.62	$4.80	$6.70

9. Interest Activity
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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Total Interest Incurred
Corporate and Homebuilding	$14,150	$14,615	$43,993	$36,540
Financial Services and Other	2,291	1,014	6,572	2,152

Total interest incurred	$16,441	$15,629	$50,565	$38,692

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$48,569	$30,293	$41,999	$24,220
Interest capitalized	14,150	14,615	43,993	36,540
Previously capitalized interest included in home cost of sales	(12,574)	(7,030)	(35,847)	(22,882)

Interest capitalized in homebuilding inventory, end of period	$50,145	$37,878	$50,145	$37,878

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     Interest income and interest expense are shown below (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest Income, Net
Interest income	$4,986	$2,362	$12,120	$6,415
Interest expense	2,291	1,014	6,572	2,152

Total interest income, net	$2,695	$1,348	$5,548	$4,263

10. Warranty Reserves
     Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Warranty reserves are reviewed at least quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. If warranty payments for an individual house exceed the related reserve, then payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheets, and totaled $95.2 million and $82.2 million at September 30, 2006 and December 31, 2005, respectively. Warranty reserve activity for the three and nine months ended September 30, 2006 and 2005 is shown below (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Warranty reserve balance at beginning of period	$92,010	$60,750	$82,238	$64,424
Warranty expense provision	11,041	8,153	34,334	24,640
Warranty cash payments	(8,309)	(10,852)	(24,220)	(31,013)
Warranty reserve adjustments	451	2,775	2,841	2,775

Warranty reserve balance at end of period	$95,193	$60,826	$95,193	$60,826

11. Insurance Reserves
     The Company records expenses and liabilities for costs to cover liabilities related to: (1) insurance policies issued by StarAmerican Insurance Ltd. (“StarAmerican”) and Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (2) self-insurance; (3) deductible amounts under the Company’s insurance policies; and (4) losses and loss adjustment expenses associated with claims in excess of coverage limits or not covered by insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Insurance reserve balance at beginning of period	$38,187	$26,795	$32,166	$21,188
Insurance expense provisions	3,312	2,949	8,403	8,499
Insurance cash payments	(141)	(288)	(1,099)	(433)
Insurance reserve adjustments	(468)	—	1,420	202

Insurance reserve balance at end of period	$40,890	$29,456	$40,890	$29,456

12. Information on Business Segments
     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. During the 2006 third quarter, management determined that the homebuilding operations for the three and nine months ended September 30, 2005 should be restated by disaggregating its one homebuilding reportable segment into four reportable segments. Accordingly, the Company has restated its segment disclosure for the three and nine months ended September 30, 2005. The restatement has no impact on the Company’s net income or earnings per share amounts included in the Consolidated Statements of Income or the Consolidated Statements of Cash Flows for the 2005 periods presented.
     The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:
     (1) West (Arizona, California and Nevada markets)
     (2) Mountain (Colorado and Utah markets)
     (3) East (Virginia and Maryland markets)
     (4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)
     The Company’s Financial Services and Other segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant; and (5) StarAmerican. Because these operating segments do not individually exceed 10 percent of the consolidated revenue, net income or total assets, they have been aggregated into one reportable segment. American Home Title, Allegiant and StarAmerican were previously included in the Company’s homebuilding segment and are now included in the Financial Services and Other segment. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.
     Supervisory fees, which are included in income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
segment. Supervisory fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers between segments are recorded at cost.
     The following table summarizes revenue and income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Revenue
Homebuilding
West	$653,932	$631,171	$2,061,708	$1,734,412
Mountain	168,193	228,024	519,107	603,756
East	137,050	185,504	444,765	470,220
Other Homebuilding	105,553	105,558	374,299	293,266

Total Homebuilding	1,064,728	1,150,257	3,399,879	3,101,654
Financial Services and Other	18,105	17,318	57,969	44,955
Corporate	60	237	675	1,459

Consolidated	$1,082,893	$1,167,812	$3,458,523	$3,148,068

Income/(Loss) Before Income Taxes
Homebuilding
West	$53,762	$135,954	$274,642	$385,522
Mountain	9,320	19,161	25,183	49,496
East	23,911	54,467	85,691	123,009
Other Homebuilding	(4,660)	1,732	237	1,099

Total Homebuilding	82,333	211,314	385,753	559,126

Financial Services and Other	12,989	9,600	35,161	18,897
Corporate	(18,901)	(27,588)	(69,778)	(84,791)

Consolidated	$76,421	$193,326	$351,136	$493,232

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	September 30,	December 31,
	2006	2005
Homebuilding
West	$2,185,038	$2,113,384
Mountain	552,551	466,362
East	395,879	368,848
Other Homebuilding	323,079	359,151

Total Homebuilding	3,456,547	3,307,745

Financial Services and Other	261,610	253,365
Corporate	237,886	298,740

Consolidated	$3,956,043	$3,859,850

     The following table summarizes depreciation and amortization of long lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Homebuilding
West	$7,128	$6,509	$22,888	$17,379
Mountain	1,236	2,067	3,963	4,988
East	644	629	2,362	1,583
Other Homebuilding	2,532	2,123	7,773	5,916

Total Homebuilding	11,540	11,328	36,986	29,866

Financial Services and Other	78	147	254	416
Corporate	1,410	1,457	4,297	4,236

Consolidated	$13,028	$12,932	$41,537	$34,518

13. Other Comprehensive Income
     Total other comprehensive income includes net income plus unrealized gains or losses on securities available for sale and minimum pension liability adjustments which have been reflected as a component of stockholders’ equity and have not affected consolidated net income. The Company’s other comprehensive income was $48.7 million and $220.6 million for the three and nine months ended September 30, 2006, respectively, and $121.0 million and $308.2 million for the three and nine months ended September 30, 2005, respectively.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
14. Commitments and Contingencies
     The Company often is required to obtain bonds and letters of credit in support of its obligations relating to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2006, MDC had issued and outstanding performance bonds and letters of credit totaling $424.7 million and $87.3 million, respectively, including $28.2 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.
15. Lines of Credit and Total Debt Obligations
     Homebuilding. The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, the Company amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2006, the Company did not have any borrowings and had $56.3 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending. The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Fourth Amended and Restated Warehousing Credit Agreement dated as of September 5, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2006, $152.4 million was borrowed and an additional $28.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General. The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in Part II, Item 6, of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 and in Part II, Item 6 of this Quarterly Report on Form 10-Q.

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
     The Company’s debt obligations at September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30,	December 31,
	2006	2005
7% Senior Notes due 2012	$148,927	$148,821
5 1/2% Senior Notes due 2013	349,338	349,276
5 3/8% Medium Term Senior Notes due 2014	248,630	248,532
5 3/8% Medium Term Senior Notes due 2015	249,688	249,668

Total Senior Notes	996,583	996,297
Homebuilding Line	—	—

Total Corporate and Homebuilding Debt	996,583	996,297
Mortgage Line	152,369	156,532

Total Debt	$1,148,952	$1,152,829

16. Related Party Transactions
     During the first quarter of 2006, the Company accrued $1.6 million of contributions that were pledged to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation. These contributions were paid during the second quarter of 2006. No contributions to the Foundation were accrued in the second or third quarters of 2006 or the first nine months of 2005.
17. Income Taxes
     The Company’s overall effective income tax rates were 36.3% and 37.2% for the three and nine months ended September 30, 2006, and were 37.4% and 37.5% for the three and nine months ended September 30, 2005, respectively.

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Balance Sheet
September 30, 2006
(In thousands)

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
ASSETS

Cash and cash equivalents	$111,303	$6,950	$14,591	$—	$132,844
Restricted cash	—	5,082	—	—	5,082
Home sales receivables	—	93,963	1,254	(20,097)	75,120
Mortgage loans held in inventory	—	—	203,375	—	203,375
Inventories, net
Housing completed or under construction	—	1,578,696	—	—	1,578,696
Land and land under development	—	1,662,034	—	—	1,662,034
Investment in and advances to parent and subsidiaries	436,128	894	(12,094)	(424,928)	—
Other assets	126,953	113,127	92,892	(34,080)	298,892

Total Assets	$674,384	$3,460,746	$300,018	$(479,105)	$3,956,043

LIABILITIES

Accounts payable and related party liabilities	$35,992	$177,226	$22,818	$(35,333)	$200,703
Accrued liabilities	103,704	286,903	52,673	(18,844)	424,436
Advances and notes payable — parent and subsidiaries	(2,538,975)	2,522,927	16,048	—	—
Income taxes payable	(90,051)	98,827	6,045	—	14,821
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	152,369	—	152,369
Senior notes, net	996,583	—	—	—	996,583

Total Liabilities	(1,492,747)	3,085,883	249,953	(54,177)	1,788,912

STOCKHOLDERS’ EQUITY	2,167,131	374,863	50,065	(424,928)	2,167,131

Total Liabilities and Stockholders’ Equity	$674,384	$3,460,746	$300,018	$(479,105)	$3,956,043

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

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Three Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,058,408	$—	$—	$1,058,408
Other revenue	49	6,475	18,334	(373)	24,485
Equity in earnings of subsidiaries	26,083	—	—	(26,083)	—

Total Revenue	26,132	1,064,883	18,334	(26,456)	1,082,893

COSTS AND EXPENSES
Home cost of sales	—	821,513	(3,498)	—	818,015
Inventory impairment	—	19,915	—	—	19,915
Marketing and commission expenses	373	67,313	—	—	67,686
General and administrative expenses	18,945	69,316	9,297	—	97,558
Other expenses	88	3,210	—	—	3,298
Corporate and homebuilding interest	(52,855)	52,855	—	—	—

Total Costs and Expenses	(33,449)	1,034,122	5,799	—	1,006,472

Income before income taxes	59,581	30,761	12,535	(26,456)	76,421
Provision for income taxes	(10,875)	(12,180)	(4,660)	—	(27,715)

NET INCOME	$48,706	$18,581	$7,875	$(26,456)	$48,706

Three Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$1,147,757	$—	$—	$1,147,757
Other revenue	228	2,893	17,471	(537)	20,055
Equity in earnings of subsidiaries	114,147	—	—	(114,147)	—

Total Revenue	114,375	1,150,650	17,471	(114,684)	1,167,812

COSTS AND EXPENSES
Home cost of sales	—	819,339	(2,009)	—	817,330
Marketing and commission expenses	307	56,535	—	—	56,842
General and administrative expenses	27,774	62,017	9,766	—	99,557
Other expenses	51	706	—	—	757
Corporate and homebuilding interest	(41,736)	41,736	—	—	—

Total Costs and Expenses	(13,604)	980,333	7,757	—	974,486

Income before income taxes	127,979	170,317	9,714	(114,684)	193,326
Provision for income taxes	(6,989)	(61,689)	(3,658)	—	(72,336)

NET INCOME	$120,990	$108,628	$6,056	$(114,684)	$120,990

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Income
(In thousands)
Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$3,372,799	$—	$—	$3,372,799
Other revenue	642	27,707	58,492	(1,117)	85,724
Equity in earnings of subsidiaries	155,007	—	—	(155,007)	—

Total Revenue	155,649	3,400,506	58,492	(156,124)	3,458,523

COSTS AND EXPENSES
Home cost of sales	—	2,556,701	(6,683)	—	2,550,018
Inventory impairment	—	20,775	—	—	20,775
Marketing and commission expenses	480	198,046	—	—	198,526
General and administrative expenses	68,634	219,821	29,598	—	318,053
Other expenses	1,891	18,124	—	—	20,015
Corporate and homebuilding interest	(154,312)	154,312	—	—	—

Total Costs and Expenses	(83,307)	3,167,779	22,915	—	3,107,387

Income before income taxes	238,956	232,727	35,577	(156,124)	351,136
Provision for income taxes	(18,338)	(98,827)	(13,353)	—	(130,518)

NET INCOME	$220,618	$133,900	$22,224	$(156,124)	$220,618

Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
REVENUE
Home sales revenue	$—	$3,094,141	$—	$—	$3,094,141
Other revenue	1,432	7,936	45,320	(761)	53,927
Equity in earnings of subsidiaries	292,745	—	—	(292,745)	—

Total Revenue	294,177	3,102,077	45,320	(293,506)	3,148,068

COSTS AND EXPENSES
Home cost of sales	—	2,211,137	(2,255)	—	2,208,882
Marketing and commission expenses	239	158,455	—	—	158,694
General and administrative expenses	86,036	171,132	28,382	—	285,550
Other expenses	214	1,496	—	—	1,710
Corporate and homebuilding interest	(112,148)	112,148	—	—	—

Total Costs and Expenses	(25,659)	2,654,368	26,127	—	2,654,836

Income before income taxes	319,836	447,709	19,193	(293,506)	493,232
Provision for income taxes	(11,592)	(166,118)	(7,278)	—	(184,988)

NET INCOME	$308,244	$281,591	$11,915	$(293,506)	$308,244

M.D.C. HOLDINGS, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
Supplemental Combining Statements of Cash Flows
(In thousands)
Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$83,595	$(129,829)	$6,011	$(1,120)	$(41,343)

Net cash used in investing activities	(1,949)	(5,249)	(26)	—	(7,224)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(136,299)	136,501	(202)	—	—
Lines of credits
Advances	450,900	—	—	—	450,900
Principal payments	(450,900)	—	(4,163)	—	(455,063)
Excess tax benefit from stock- based compensation	1,569				1,569
Dividend payments	(34,823)	—	—	1,120	(33,703)
Proceeds from exercise of stock options	3,177	—	—	—	3,177

Net cash provided by (used in) financing activities	(166,376)	136,501	(4,365)	1,120	(33,120)

Net increase (decrease) in cash and cash equivalents	(84,730)	1,423	1,620	—	(81,687)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	—	214,531

End of period	$111,302	$6,950	$14,592	$—	$132,844

Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Eliminating	Consolidated
	MDC	Subsidiaries	Subsidiaries	Entries	MDC
Net cash provided by (used in) operating activities	$155,969	$(722,105)	$9,861	$(761)	$(557,036)

Net cash used in investing activities	(6,232)	(11,579)	(307)	—	(18,118)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(724,478)	733,835	(9,357)	—	—
Lines of credits
Advances	945,600	—	3,186	—	948,786
Principal payments	(905,600)	—	—	—	(905,600)
Proceeds from issuance of senior notes	247,605	—	—	—	247,605
Dividend payments	(23,144)	—	—	761	(22,383)
Proceeds from exercise of stock options	25,557	—	—	—	25,557

Net cash provided by (used in) financing activities	(434,460)	733,835	(6,171)	761	293,965

Net increase (decrease) in cash and cash equivalents	(284,723)	151	3,383	—	(281,189)
Cash and cash equivalents
Beginning of period	389,828	5,061	6,070	—	400,959

End of period	$105,105	$5,212	$9,453	$—	$119,770

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
INTRODUCTION
     M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our primary business is owning and managing subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we are in the final stages of exiting this market), Utah and Virginia. Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Texas, Virginia, and West Virginia. Also included in our Financial Services and Other segment is Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of homebuilding subsidiaries of MDC. Pursuant to agreements beginning in June 2004, StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million.
EXECUTIVE SUMMARY
     The Company closed 2,955 and 9,529 homes, respectively, during the three and nine months ended September 30, 2006, compared with 3,686 and 10,356 homes closed, respectively, during the same periods in 2005. We received 2,120 and 8,658 net home orders, respectively, during the third quarter and first nine months of 2006, compared with 3,551 and 12,929 net home orders, respectively, during the same periods of 2005.
     The homebuilding industry continued to experience significant challenges that have impacted our financial and operating results for the third quarter and first nine months of 2006. These challenges include: uncertainty surrounding Federal Reserve policy on interest rates; increases in the cost of living; higher energy costs; fluctuations in consumer confidence; reduced affordability of new homes; and homebuyer concerns about the housing market and the lack of home price appreciation. These factors have contributed to, among other things: (1) lower demand for new homes; (2) significant increases in Cancellation Rates (as defined below) in nearly all markets in which we operate; (3) speculators exiting the new home market; (4) increases in the supply of new and existing homes available to be purchased; (5) increases in competition for new home orders; (6) prospective homebuyers having a more difficult time selling their existing homes in this more competitive environment; and (7) higher incentives required to stimulate new home orders and maintain previous home orders in Backlog (as defined below). This weaker homebuilding market has resulted in fewer closed homes, decreased net home orders, reduced year-over-year Backlog, inventory impairments, project cost write-offs, and lower Home Gross Margins (as defined below). As a result, net income for the three and nine months ended September 30, 2006 decreased to $48.7 million and $220.6 million, respectively, compared with $121.0 million and $308.2 million, respectively, for the same periods in 2005.
     In response to these challenges, our management has continued to focus on: (1) initiatives that generate net home orders and maintain home orders in Backlog until they close; (2) controlling our costs of building and selling homes, as well as our general and administrative costs; and (3) adjusting our portfolio of lots controlled to accommodate the current pace of net new home orders in our markets. Accordingly, and in response to the foregoing market conditions, we have continued to modify our sales and marketing strategies to address each sub-market and subdivision. In many cases, this has required increases in the level of incentives we have offered as a means of generating homebuyer interest and minimizing order cancellations. These incentives have reduced our selling prices on new home orders and have adversely impacted, and will adversely impact in the future, our Home Gross Margins. A continued slowdown in net new home orders could have a greater negative impact on our Home Gross Margins and net income in future periods. Additionally, during the third quarter of 2006, compared with the same period in 2005, we experienced increases in hard costs associated with the construction of new homes and in land costs as a percent of home sales revenue. In response to these increases, and in an effort to control our costs of building homes, we have been actively pursuing price concessions from our existing vendors and have been renegotiating our lot option contracts with our land sellers. Also, during the third quarter of 2006, we began to realize benefits from previous measures taken to reduce general and administrative expenses, compared with the 2006 second quarter, primarily resulting from personnel reductions and the consolidation of several homebuilding operating divisions. These benefits were offset by write-offs of option deposits and project costs, as discussed below. In addition, we implemented a customer experience initiative focused on enhancing our customer’s home buying experience. See “Forward-Looking Statements” below.
     Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at September 30, 2006 to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the procedures performed at September 30, 2006, we determined that certain inventory assets, primarily in our California markets, and also in our Delaware Valley, Virginia and Colorado markets, were not recoverable. Accordingly, we recorded $19.9 million of inventory impairments during the 2006 third quarter. These impairments primarily were the result of continued slow sales paces and significantly increased incentives offered to generate new home orders. As market conditions for the homebuilding industry can fluctuate significantly period-to-period, we will continue to assess facts and circumstances existing at each future period-end to determine whether the carrying values of our homebuilding inventories are recoverable. See “Forward-Looking Statements” below.
     We continue to have the objective of maintaining approximately a two-year supply of lots in our markets to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions, but a continued slowdown in the pace of net new home orders could work contrary to this strategy. In an effort to bring the number of lots we own and control closer to this objective, we limited our new land acquisitions through our tightened underwriting criteria and elected not to purchase lots under existing lot option contracts that did not meet these criteria. As a result, the write-offs of deposits and preacquisition costs associated with lot option contracts that we chose not to exercise increased by approximately $7.0 million and $17.8 million during the third quarter and first nine months of 2006, respectively, compared with the same periods in 2005. Because we chose not to purchase certain lots under existing option contracts, we reduced our total lots under option by 42% from December 31, 2005 and 23% from June 30, 2006. In addition, we pursued cost control measures associated with land acquisition costs through reduced option deposit requirements and modifications of lot takedown prices, as well as extending the dates for specified lot takedowns. See “Forward-Looking Statements” below.
     During the third quarter of 2006, we continued to maintain a high level of cash and borrowing capacity, reaching $1.36 billion at September 30, 2006. This provides us flexibility to take advantage of potential opportunities that we believe may be presented by these changing market conditions. We will continue to evaluate our cash management strategies during this challenging period, including but not limited to lot acquisitions, potential repurchases of MDC common stock and dividend payments. See “Forward-Looking Statements” below.
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
     The accounting policies and estimates which we believe are critical and require the use of complex judgment in their application are those related to (1) homebuilding inventory valuation; (2) revenue recognition; (3) segment reporting; (4) stock-based compensation; (5) warranty costs; (6) estimates to complete land development and home construction; and (7) land options. With the exception of homebuilding inventory valuation, revenue recognition, segment reporting and stock-based compensation, our other critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Homebuilding Inventory Valuation. Homebuilding inventories, which include housing completed or under construction and land and land under development, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. In making this determination, we review, among other things, actual and trending Operating Profit, which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing, for homes closed, forecasted Operating Profit for homes in Backlog (as defined below) and known or current expectations that the carrying value may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), if the carrying value of long-lived assets is determined not to be recoverable, the assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If such cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value. Management determines the fair value by present valuing the estimated future cash flows at a discount rate commensurate with the risk of the subdivision under evaluation. Changes in management’s estimates, particularly the timing of the estimated future cash inflows, future cash outflows and the present value discount rate used in the fair value calculation, can materially affect any impairment calculation. Due to uncertainties in the estimation process, actual results could differ from those estimates. We continue to evaluate the carrying value of our inventory, and a continued slowdown in the homebuilding market could result in additional impairments.

     Revenue Recognition. We recognize revenue from home closings in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when the home closing has occurred, title has passed, adequate initial and continuing investment from the homebuyer is received, possession and other attributes of ownership have been transferred to the buyer and we are not obligated to perform significant additional activities after closing and delivery. We evaluate the initial investment provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds,” and in EITF No. 88-24 “Effect of Various Forms of Financing under FASB Statement No. 66,” and all other loans in accordance with SFAS 66. Revenue from homes that close with the buyer providing a sufficient initial and continuing investment, assuming all other revenue recognition criteria have been met, is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, we utilize the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Operating Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan to a third party purchaser. Our loans currently are sold to third party investors with anti-fraud, warranty and early payment default provisions. We deferred $18.5 million and $7.7 million in Operating Profits associated with homes that closed for which all revenue recognition criteria were not met as of September 30, 2006 and December 31, 2005, respectively.
     In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a homebuyer loan has occurred when the following criteria have been met: (1) the payment from the third party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the loan. Factors that we consider in assessing whether a sale of a loan has occurred in accordance with SFAS 140 include, among other things, (1) the amount of recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the loan; and (3) the amount of control HomeAmerican retains, or is perceived to retain, over the administration of the assets post closing.
     Income with respect to loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred and amortized over the life of the loan. Loan servicing fees are recorded as revenue when the mortgage loan payments are received. Revenues from the sale of mortgage loan servicing are recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third party purchaser in accordance with the provisions of SFAS 140. Based upon the current terms of our contracts, exchange of consideration is deemed effective when we receive the proceeds from the third party purchaser and when the collateral data records are delivered, either electronically or manually, to the third party purchaser.
     Segment Reporting. The application of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), is complex and requires significant judgment in determining our operating segments. SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.
     We have identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Markets in our reportable segments (as defined in Note 12 to our Unaudited Consolidated Financial Statements) have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. In making the determination of whether or not our markets demonstrate similar economic characteristics, we review, among other things, actual and trending Home Gross Margins (as defined below) for homes closed within each market and forecasted Home Gross Margins. Accordingly, we may be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to demonstrate similar economic characteristics.
     Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and have included it as a critical accounting estimate and policy given the significant judgment and estimates required when applying SFAS 123(R). See Note 5 to the Unaudited Consolidated Financial Statements for a further discussion on share-based payment awards.
     Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes making estimates and judgments associated with the (1) expected stock option life; (2) expected volatility; (3) risk-free interest rate; and (4) dividend yield rate.
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
     SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. Additionally, in accordance with SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards that were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives (as defined in Note 5 to our Unaudited Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 5 to our Unaudited Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

RESULTS OF OPERATIONS
     Income Before Income Taxes. The table below summarizes our income before income taxes by segment, consolidated net income and earnings per share (dollars in thousands, except per share amounts).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Income/(Loss) Before
Income Taxes
Homebuilding
West	$53,762	$135,954	$(82,192)	-60%	$274,642	$385,522	$(110,880)	-29%
Mountain	9,320	19,161	(9,841)	-51%	25,183	49,496	(24,313)	-49%
East	23,911	54,467	(30,556)	-56%	85,691	123,009	(37,318)	-30%
Other Homebuilding	(4,660)	1,732	(6,392)	-369%	237	1,099	(862)	-78%

Total Homebuilding	82,333	211,314	(128,981)	-61%	385,753	559,126	(173,373)	-31%
Financial Services and Other	12,989	9,600	3,389	35%	35,161	18,897	16,264	86%
Corporate	(18,901)	(27,588)	8,687	-31%	(69,778)	(84,791)	15,013	-18%

Consolidated	$76,421	$193,326	$(116,905)	-60%	$351,136	$493,232	$(142,096)	-29%

Net Income	$48,706	$120,990	$(72,284)	-60%	$220,618	$308,244	$(87,626)	-28%
Earnings Per Share:
Basic	$1.08	$2.73	$(1.65)	-60%	$4.91	$7.03	$(2.12)	-30%
Diluted	$1.06	$2.62	$(1.56)	-60%	$4.80	$6.70	$(1.90)	-28%
     Consolidated income before income taxes for the three and nine months ended September 30, 2006 decreased 60% and 29%, respectively, from the three and nine months ended September 30, 2005, primarily resulting from decreases in income from our homebuilding segments.
     Income before income taxes of our homebuilding segments decreased 61% and 31% during the 2006 third quarter and first nine months of 2006, respectively, compared with the same periods in 2005. These decreases primarily resulted from significant declines in Home Gross Margins in all of our segments. In addition, we closed fewer homes in each homebuilding segment during the 2006 third quarter and fewer homes in our Mountain and East segments during the first nine months of 2006, compared to the same periods during 2005. Additionally, we recorded $19.9 million of asset impairments during the 2006 third quarter, primarily related to subdivisions in each homebuilding segment, most notably in the West, Other Homebuilding and East. Income before income taxes decreased during the 2006 periods in our Other Homebuilding segment, primarily resulting from closing fewer homes in Texas, as we continued to exit this market, and recording impairments discussed above, primarily in our Delaware Valley market. We deferred $18.5 million in Operating Profits associated with closed homes for which all revenue recognition criteria were not met as of September 30, 2006. However, this deferral was more than offset by the recognition of $30.7 million in Operating Profits that had been deferred from the 2006 second quarter, resulting in a net $12.2 million favorable impact to our 2006 third quarter income before income taxes.
     The decreases in income from our homebuilding segments partially were offset by increases in the income before income taxes from our Financial Services and Other segment, primarily resulting from higher gains on sales of mortgage loans and reduced general and administrative expenses. Additionally, the losses before income taxes from our Corporate segment decreased year-over-year by $8.7 million and

$15.0 million during the three and nine months ended September 30, 2006, respectively, primarily resulting from lower general and administrative expenses.
     Total Revenue. The table below summarizes total revenue by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2006	2005	Amount	%
Homebuilding
West	$653,932	$631,171	$22,761	4%
Mountain	168,193	228,024	(59,831)	-26%
East	137,050	185,504	(48,454)	-26%
Other Homebuilding	105,553	105,558	(5)	0%

Total Homebuilding	1,064,728	1,150,257	(85,529)	-7%
Financial Services and Other	18,105	17,318	787	5%
Corporate	60	237	(177)	-75%

Consolidated	$1,082,893	$1,167,812	$(84,919)	-7%

	Nine Months Ended September 30,		Change
	2006	2005	Amount	%
Homebuilding
West	$2,061,708	$1,734,412	$327,296	19%
Mountain	519,107	603,756	(84,649)	-14%
East	444,765	470,220	(25,455)	-5%
Other Homebuilding	374,299	293,266	81,033	28%

Total Homebuilding	3,399,879	3,101,654	298,225	10%
Financial Services and Other	57,969	44,955	13,014	29%
Corporate	675	1,459	(784)	-54%

Consolidated	$3,458,523	$3,148,068	$310,455	10%

     Total revenue decreased by $84.9 million during the three months ended September 30, 2006, compared with the same period in 2005, primarily resulting from a decline in home sales revenue in our Mountain and East segments, offset in part by an increase in homes sales revenue from our West segment.
     Total revenue for the nine months ended September 30, 2006 increased by $310.5 million from the nine months ended September 30, 2005. This increase primarily resulted from an increase in home sales revenue from our West and Other Homebuilding segments and an increase in gains on sales of mortgage loans from our Financial Services and Other segment. These increases were offset in part by lower home sales revenue in our Mountain and East segments.

     Home Sales Revenue. The table below summarizes home sales revenue by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2006	2005	Amount	%
West	$652,043	$629,940	$22,103	4%
Mountain	167,422	226,560	(59,138)	-26%
East	135,629	185,457	(49,828)	-27%
Other Homebuilding	103,314	105,800	(2,486)	-2%

Total Home Sales Revenue	$1,058,408	$1,147,757	$(89,349)	-8%

	Nine Months Ended September 30,		Change
	2006	2005	Amount	%
West	$2,057,359	$1,730,511	$326,848	19%
Mountain	517,301	601,605	(84,304)	-14%
East	441,480	469,628	(28,148)	-6%
Other Homebuilding	356,659	292,397	64,262	22%

Total Home Sales Revenue	$3,372,799	$3,094,141	$278,658	9%

     Home sales revenue decreased 8% during the three months ended September 30, 2006, compared with the same period in 2005, primarily resulting from decreases in our Mountain and East segments. The declines in these two segments were the result of closing fewer homes in nearly all markets within these segments, most notably in Colorado and Virginia. Adding to the decline in home sales revenue for the East segment was a $29,700 decrease in the average selling price for closed homes in Virginia. The revenue impact to the Mountain segment of fewer home closings was offset partially by a $94,600 increase in the average selling price for closed homes in Utah. Home sales revenue increased in our West segment, resulting from a $90,600 increase in the average selling price for homes closed in Arizona, which more than offset closing 191 fewer homes in this segment. Refer to Homebuilding Operating Activities below for explanations of the changes in homes closed and average selling prices.
     Home sales revenue increased 9% during the nine months ended September 30, 2006, compared with the same period in 2005. This improvement primarily resulted from increases in our West and Other Homebuilding segments, offset in part by decreases in our Mountain and East segments. The increase in our West segment primarily resulted from the impact of increases in the average selling prices for markets within this segment, most notably, Arizona. Home sales revenue increased in our Other Homebuilding segment as a result of increases in the average selling prices for homes closed in each market within this segment, offset in part by closing 197 fewer homes. Home sales revenue decreased in our Mountain and East segments, primarily because we closed 521 and 168 fewer homes, respectively, during the first nine months of 2006, compared with the same period in 2005. These declines were offset in part by the impact of increases in the average selling prices for homes closed during the first nine months of 2006 in nearly all markets within these two segments.
     Land Sales. Land sales revenue was $18.8 million and $2.6 million during the nine months ended September 30, 2006 and 2005, respectively. The increase primarily resulted from the sale of land in our Texas market as we continued to exit this market during the first nine months of 2006.

     Other Revenue. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Broker origination fees	$2,255	$3,162	$(907)	-29%	$6,678	$7,995	$(1,317)	-16%
Gains on sales of mortgage loans, net	12,950	10,747	2,203	20%	41,416	27,394	14,022	51%
Other	3,249	3,529	(280)	-8%	13,270	11,710	1,560	13%
Interest income, net	2,695	1,348	1,347	100%	5,548	4,263	1,285	30%

Total other revenue	$21,149	$18,786	$2,363		$66,912	$51,362	$15,550

     Total other revenue increased $2.4 million and $15.6 million, respectively, during the three and nine months ended September 30, 2006, compared with the same periods in 2005, primarily resulting from increases in gains on sales of mortgage loans. Increased dollar volumes of mortgage loan originations and mortgage loans sold during the 2006 periods drove the higher gains. We achieved these increased volumes by improving our Capture Rate (as defined below), largely due to the expanded offering of mortgage loan products that we were able to originate directly for our homebuyer, and increased average loan amounts, associated with the higher average selling prices of homes closed.
     Home Cost of Sales. Home cost of sales were $818.0 million and $817.3 million during the three months ended September 30, 2006 and 2005, respectively, and $2.6 billion and $2.2 billion during the nine months ended September 30, 2006 and 2005, respectively. Refer to explanations of Home Gross Margins, homes closed and average selling prices in the Homebuilding Operating Activities below for explanations of the changes in home cost of sales.
     Inventory Impairments. During the 2006 third quarter, we recorded impairments of our housing completed and under construction and land and land under development in the amounts of $6.2 million and $13.7 million, respectively. These impairments were recorded in each homebuilding segment, most notably with respect to subdivisions in California, and also in our Delaware Valley, Virginia and Colorado markets, resulting primarily from slower than anticipated paces of home orders and increases in the sales incentives required to generate new home orders.
     Marketing Expenses. Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other selling costs) were $31.3 million and $26.1 million for the three months ended September 30, 2006 and 2005, respectively. The $5.2 million increase in 2006 primarily was due to increases of (1) $4.1 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; and (2) $0.8 million in sales office expenses associated with the increase in our active subdivisions and model homes from 2005.
     Marketing expenses increased $18.5 million to $91.9 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily due to increases of (1) $9.3 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; and (2) $3.8 million in amortization of deferred marketing costs, $2.4 million in salaries and benefits and $2.2 million in sales office expenses, primarily attributable to the increase in our active subdivisions and model homes from 2005.

     Commission Expenses. Commission expenses (which include direct incremental commissions paid for closed homes) were $36.4 million and $30.7 million for the three months ended September 30, 2006 and 2005, respectively, and $106.6 million and $85.3 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 increases primarily were attributable to increases in commission rates paid to outside brokers in response to more competitive markets, as well as higher outside and in-house commissions resulting from increases in the average selling prices of homes closed during the third quarter and first nine months of 2006, compared with the same periods in 2005.
     General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Three Months Ended September 30,		Change
	2006	2005	Amount	%
Homebuilding segments	$69,317	$62,018	$7,299	12%
Financial Services and Other	9,295	9,765	(470)	-5%
Corporate	18,946	27,774	(8,828)	-32%

Total general and administrative expenses	$97,558	$99,557	$(1,999)	-2%

	Nine Months Ended September 30,		Change
	2006	2005	Amount	%
Homebuilding segments	$219,820	$171,133	$48,687	28%
Financial Services and Other	29,598	28,381	1,217	4%
Corporate	68,635	86,036	(17,401)	-20%

Total general and administrative expenses	$318,053	$285,550	$32,503	11%

     General and administrative expenses for our homebuilding segments were $69.3 million and $62.0 million during the three months ended September 30, 2006 and 2005, respectively. The increase primarily resulted from a $7.0 million increase in write-offs of due diligence costs and deposits on lot option contracts that we elected not to exercise. Additionally, we decreased our compensation and other employee benefit-related costs by $2.2 million during the 2006 period, which partially was offset by an increase in supervisory fees of $1.8 million. See Note 12 to our Unaudited Consolidated Financial Statements regarding supervisory fees.
     General and administrative expenses for our homebuilding segments for the nine months ended September 30, 2006 and 2005 were $219.8 million and $171.1 million, respectively. The increase primarily resulted from increases of (1) $17.8 million in write-offs of due diligence costs and deposits on land projects under option that we elected not to exercise; (2) $12.0 million in compensation and other employee benefit-related costs; (3) $8.4 million in supervisory fees; and (4) $10.1 million in other general and administrative costs, including rent, depreciation and legal related costs.
     Corporate general and administrative expenses totaled $18.9 million and $27.8 million for the three months ended September 30, 2006 and 2005, respectively. The decrease primarily was attributable to a $9.6 million reduction in salaries and bonuses and an increase of $1.8 million in supervisory costs charged to the homebuilding and Financial Services and Other segments, offset in part by an increase of approximately $2.8 million in stock-based compensation expense resulting from our adoption of SFAS 123(R) in January 2006.

     Corporate general and administrative expenses totaled $68.6 million and $86.0 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease was attributable to a $14.1 million reduction in salaries and bonuses and an increase of $8.4 million in supervisory costs. These expense reductions were offset in part by stock-based compensation expense of approximately $9.4 million.
     Income Taxes. Our overall effective income tax rates were 36.3% and 37.2% for the three and nine months ended September 30, 2006, and were 37.4% and 37.5% for the three and nine months ended September 30, 2005, respectively. The decrease in the effective tax rate during the third quarter and first nine months of 2006 primarily related to the reversal of previously accrued taxes due to the expiration of certain statutes of limitation.
Homebuilding Operating Activities
     The tables below set forth information relating to Home Gross Margins and orders for homes.

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Home Gross Margins	22.7%	28.8%	-6.1%		24.4%	28.6%	-4.2%

Orders For Homes, net (units)
Arizona	680	798	(118)	-15%	2,278	3,040	(762)	-25%
California	273	504	(231)	-46%	1,209	1,737	(528)	-30%
Nevada	436	829	(393)	-47%	1,734	2,788	(1,054)	-38%

West	1,389	2,131	(742)	-35%	5,221	7,565	(2,344)	-31%

Colorado	196	469	(273)	-58%	938	1,727	(789)	-46%
Utah	251	257	(6)	-2%	916	741	175	24%

Mountain	447	726	(279)	-38%	1,854	2,468	(614)	-25%

Maryland	70	89	(19)	-21%	320	365	(45)	-12%
Virginia	76	96	(20)	-21%	383	673	(290)	-43%

East	146	185	(39)	-21%	703	1,038	(335)	-32%

Delaware Valley	36	56	(20)	-36%	110	156	(46)	-29%
Florida	81	238	(157)	-66%	530	917	(387)	-42%
Illinois	20	53	(33)	-62%	82	113	(31)	-27%
Texas	1	162	(161)	-99%	158	672	(514)	-76%

Other
Homebuilding	138	509	(371)	-73%	880	1,858	(978)	-53%

Total	2,120	3,551	(1,431)	-40%	8,658	12,929	(4,271)	-33%

Cancellation Rate	48.5%	25.7%	22.8%		40.1%	21.5%	18.6%
     Orders for Homes. During the three and nine months ended September 30, 2006, we received 2,120 and 8,658 net home orders, respectively, compared with 3,551 and 12,929 net home orders, respectively, for the same periods in 2005. Each of our homebuilding segments experienced year-over-year declines in net home orders, driven in part by significant increases in our Cancellation Rate (as defined below), as well as increases in competition resulting from higher inventory levels of new and existing homes. We believe that prospective homebuyers have been delaying home purchases during this period of uncertainty. We continued to respond to the increased Cancellation Rate and the uncertainty in the homebuilding market by increasing incentives and offering limited time sales promotions, with the objective of improving our sales velocity.
     Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses and excludes commissions, amortization of deferred marketing costs and impairment charges) as a percent of home sales revenue. Home Gross Margins were 22.7% and 24.4% during the third quarter and first nine months of 2006, respectively, compared with 28.8% and 28.6% during the same periods in 2005. The 2006 decreases primarily were attributable to reduced Home Gross Margins in California, Nevada and Virginia. These decreases primarily resulted from offering higher sales incentives in order to generate home orders and subsequent home closings, as well as increases in the cost of land and home construction materials used in building new homes. With respect to the 2006 third quarter, we deferred $18.5 million in Operating Profits associated with closed homes for which all revenue recognition criteria provided in SFAS 66 were not met as of September 30, 2006. However, this deferral was more than offset by the recognition of $30.7 million in Operating Profits that had been deferred under SFAS 66 in the 2006 second quarter.
     Future Home Gross Margins may be impacted by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to raise home prices and maintain lower levels of incentives; (2) the impact of changes in demand for homes in our markets; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related cost of sales; (5) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (6) the impact of being unable to sell mortgage loans on a timely basis given the increase in low or no down payment mortgage products being offered by HomeAmerican, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.
     Cancellation Rate. We define our home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 48.5% and 25.7% for the three months ended September 30, 2006 and 2005, respectively, and 40.1% and 21.5% for the nine months ended September 30, 2006 and 2005, respectively. Cancellation Rates during the third quarter of 2006, compared with the third quarter of 2005, increased significantly in nearly all markets, most notably Arizona, California, Florida and Virginia. The increases in Cancellation Rates in these markets resulted primarily from (1) what appears to be an exit of speculators from the new home market; (2) an increased supply of new and previously owned homes available to be purchased, which has made it more difficult for homebuyers to sell their existing homes; (3) increased uncertainty regarding the housing market and the lack of home price appreciation; (4) increased incentives being offered by competitors; and (5) other factors related to higher mortgage interest rates.

     Homes Closed. The following table below set forth homes closed by homebuilding segments (in units).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Arizona	716	895	(179)	-20%	2,337	2,550	(213)	-8%
California	383	475	(92)	-19%	1,252	1,238	14	1%
Nevada	696	616	80	13%	2,109	1,851	258	14%

West	1,795	1,986	(191)	-10%	5,698	5,639	59	1%

Colorado	334	599	(265)	-44%	1,154	1,615	(461)	-29%
Utah	206	239	(33)	-14%	580	640	(60)	-9%

Mountain	540	838	(298)	-36%	1,734	2,255	(521)	-23%

Maryland	104	106	(2)	-2%	290	260	30	12%
Virginia	150	254	(104)	-41%	498	696	(198)	-28%

East	254	360	(106)	-29%	788	956	(168)	-18%

Delaware Valley	50	17	33	194%	122	18	104	N/A
Florida	195	252	(57)	-23%	702	832	(130)	-16%
Illinois	46	19	27	142%	119	40	79	N/A
Texas	75	214	(139)	-65%	366	616	(250)	-41%

Other
Homebuilding	366	502	(136)	-27%	1,309	1,506	(197)	-13%

Total	2,955	3,686	(731)	-20%	9,529	10,356	(827)	-8%

     Our home closings were down in each homebuilding segment during the 2006 third quarter and each homebuilding segment except for the West segment during the first nine months of 2006, compared with the same periods in 2005. Each homebuilding segment was impacted by a significant increase in the number of home order cancellations and a higher percentage of our cancellations occurring subsequent to the start of construction of the homes. The decreases in closed homes during both 2006 periods in our West and East segments primarily were driven by fewer home closings in the Colorado and Virginia markets, respectively, resulting from lower Backlogs at the beginning of the three and nine months ended September 30, 2006, compared with the same periods in 2005. The decreases in our Other Homebuilding segment primarily resulted from closing fewer homes in our Florida and Texas markets, offset in part by increased home closings in our Delaware Valley and Illinois markets. We closed fewer homes during both 2006 periods in Florida primarily due to lower Backlogs at the beginning of the three and nine month periods ended September 30, 2006, compared with the same periods in 2005. Additionally, we closed fewer homes in Texas, as we continued to close down our operations in this market. Our closed homes increased in Delaware Valley and Illinois primarily due to these start-up markets becoming more established during the 2006 periods.
     In our West segment, we closed 191 fewer homes during the 2006 third quarter, compared with the 2005 third quarter, and 59 more homes during the nine months ended September 30, 2006, compared with the same period in 2005. In our Arizona market, we closed fewer homes during both 2006 periods, primarily resulting from lower Backlogs at the beginning of the three and nine month periods ended September 30, 2006, compared with the same periods in 2005. Additionally, we closed fewer homes in California during the 2006 third quarter, compared with the same period in 2005, also as a result of having a lower Backlog at the beginning of the 2006 third quarter. We closed more homes in Nevada during the 2006 third quarter, primarily due to increased closings of speculative homes. Additionally, we closed more homes during the first nine months of 2006 in Nevada, compared with the same period in 2005, primarily resulting from a higher Backlog at the beginning of the 2006 period, compared with the 2005 period.
     Backlog. The following table below set forth information relating to Backlog by market.

	September 30,	December 31,	September 30,
	2006	2005	2005
Arizona	2,040	2,099	2,633
California	722	765	1,306
Nevada	648	1,023	1,683

West	3,410	3,887	5,622

Colorado	361	577	804
Utah	674	338	390

Mountain	1,035	915	1,194

Maryland	281	251	330
Virginia	266	381	645

East	547	632	975

Delaware Valley	169	181	161
Florida	427	599	723
Illinois	43	80	91
Texas	30	238	312

Other Homebuilding	669	1,098	1,287

Total	5,661	6,532	9,078

Backlog Estimated Sales Value	$2,100,000	$2,440,000	$3,290,000

Estimated Average Selling Price of Homes in Backlog	$371.0	$373.5	$362.4

     We define “Backlog” as homes under contract but not yet delivered. At September 30, 2006 and 2005, we had 5,661 and 9,078 homes in Backlog, respectively. Because our Backlog equals total net home orders less homes closed, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. The estimated Backlog sales value decreased from $3.3 billion at September 30, 2005 to $2.1 billion at September 30, 2006, primarily due to the 38% decrease in homes in Backlog, offset in part by a 2% increase in the estimated average selling price of homes in Backlog.

     Active Subdivisions. The following table displays the number of our active subdivisions, by market.

	September 30,	December 31,	September 30,
	2006	2005	2005
Arizona	65	54	46
California	46	34	28
Nevada	37	43	47

West	148	131	121

Colorado	45	57	56
Utah	21	18	16

Mountain	66	75	72

Maryland	17	11	10
Virginia	19	20	20

East	36	31	30

Delaware Valley	7	7	6
Florida	29	19	19
Illinois	7	8	8
Texas	2	21	24

Other Homebuilding	45	55	57

Total	295	292	280

Average for quarter ended	296	287	281

     Average Selling Prices Per Home Closed. The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Arizona	$311.8	$221.2	$90.6	41%	$303.6	$215.0	$88.6	41%
California	520.7	510.5	10.2	2%	542.8	509.2	33.6	7%
Colorado	301.4	287.7	13.7	5%	302.2	285.7	16.5	6%
Delaware Valley	394.3	362.2	32.1	9%	396.5	361.3	35.2	10%
Florida	275.6	226.2	49.4	22%	290.1	205.3	84.8	41%
Illinois	365.6	411.7	(46.1)	-11%	367.7	426.5	(58.8)	-14%
Maryland	576.1	513.5	62.6	12%	573.8	458.6	115.2	25%
Nevada	317.8	307.6	10.2	3%	320.6	298.1	22.5	8%
Texas	164.0	162.7	1.3	1%	167.1	159.1	8.0	5%
Utah	321.5	226.9	94.6	42%	293.0	219.0	74.0	34%
Virginia	486.2	515.9	(29.7)	-6%	555.2	503.4	51.8	10%
Company average	$358.2	$311.4	$46.8	15%	$354.0	$298.8	$55.2	18%
     During the third quarter and first nine months of 2006, we experienced 15% and 18% increases, respectively, in the average selling prices of homes closed, compared with the same periods in 2005, as the average selling prices of homes closed increased in most of our markets during both periods. Increases during the 2006 third quarter and first nine months were most notable in Arizona, Florida,

Maryland and Utah, where the average selling prices for homes closed increased in excess of $49,000, primarily due to changes in style and size of our single-family detached homes being closed in these markets. The average selling price for our homes closed in Virginia decreased during the 2006 third quarter, compared with the same period in 2005, primarily resulting from increased sales incentives being offered in response to the lower demand for new homes in this market. Our average selling prices of homes closed in 2006 were impacted favorably by closing fewer homes in Texas during the three and nine months ended September 30, 2006, compared with the same periods in 2005, where the average selling prices were more than $185,000 below the Company average.
     Land Inventory. The table below shows the carrying value of land and land under development, by market (in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Arizona	$303,493	$263,849	$240,957
California	438,128	503,491	379,529
Nevada	331,828	341,437	259,143

West	1,073,449	1,108,777	879,629

Colorado	176,618	154,465	132,575
Utah	89,703	62,264	49,239

Mountain	266,321	216,729	181,814

Maryland	69,529	89,721	94,111
Virginia	115,601	98,278	97,068

East	185,130	187,999	191,179

Delaware Valley	30,882	46,561	37,460
Florida	81,150	68,950	46,017
Illinois	23,883	33,421	34,417
Texas	1,219	15,511	18,474

Other Homebuilding	137,134	164,443	136,368

Total	$1,662,034	$1,677,948	$1,388,990

     The tables below shows the total number of lots owned (excluding lots in work-in-process) and lots controlled under option agreements, by market, along with the total non-refundable option deposits (dollars in thousands).

	September 30,	December 31,	September 30,
	2006	2005	2005
Lots Owned
Arizona	6,958	7,385	7,229
California	3,051	3,367	2,632
Nevada	3,096	4,055	3,482

West	13,105	14,807	13,343

Colorado	3,325	3,639	3,560
Utah	1,132	964	881

Mountain	4,457	4,603	4,441

Maryland	505	679	734
Virginia	674	783	762

East	1,179	1,462	1,496

Delaware Valley	283	471	367
Florida	1,220	1,201	970
Illinois	300	430	474
Texas	69	471	569

Other Homebuilding	1,872	2,573	2,380

Total	20,613	23,445	21,660

	September 30,	December 31,	September 30,
	2006	2005	2005
Lots Controlled Under Option
Arizona	1,283	3,650	3,830
California	1,053	2,005	3,139
Nevada	627	1,400	1,639

West	2,963	7,055	8,608

Colorado	1,304	2,198	3,187
Utah	272	418	568

Mountain	1,576	2,616	3,755

Maryland	1,034	1,173	1,156
Virginia	2,459	3,224	3,149

East	3,493	4,397	4,305

Delaware Valley	874	1,283	1,111
Florida	1,999	3,202	3,411
Illinois	47	186	186
Texas	—	80	951

Other Homebuilding	2,920	4,751	5,659

Total	10,952	18,819	22,327

Total Lots Owned and Controlled (excluding lots in work-in-process)	31,565	42,264	43,987

Non-refundable Option Deposits
Cash	$34,034	$48,157	$50,681
Letters of Credit	16,069	23,142	25,728

Total Non-refundable Option Deposits	$50,103	$71,299	$76,409

     At September 30, 2006, we owned a total of 20,613 lots, excluding lots in work-in-process, representing a 12% decrease from December 31, 2005. Of these total lots owned, 10,003 were finished, of which 1,264 lots were subject to home sales contracts for which construction had not started. The remaining 10,610 lots were unfinished and in the process of being developed for future home sales. Additionally, the total lots controlled under options decreased 42% to 10,952 from December 31, 2005. The decrease in total lots owned and controlled primarily resulted from our efforts to adjust our lot supply, given the current pace of net new home orders, to bring our lot supply closer to our objective of keeping a two-year supply of lots under control at any one point in time.

Other Operating Results
     HomeAmerican Operating Activities. The following table sets forth information relating to our HomeAmerican operations (in thousands).

	Three Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2006	2005	Amount	%	2006	2005	Amount	%
Principal amount of loans originated	$541,446	$470,637	$70,809	15%	$1,672,096	$1,197,053	$475,043	40%
Principal amount of loans brokered	$162,783	$225,627	$(62,844)	-28%	$492,464	$666,939	$(174,475)	-26%
Capture Rate	60%	50%	10%		58%	46%	12%
Including brokered loans	78%	73%	5%		75%	72%	3%
Mortgage products (% of loans originated)

Fixed rate	53%	58%	-5%		50%	56%	-6%
Adjustable rate interest only	39%	32%	7%		42%	33%	9%
Adjustable rate other	8%	10%	-2%		8%	11%	-3%
     The principal amount of originated mortgage loans increased 15% and 40% during the third quarter and first nine months of 2006, respectively, compared with the same periods in 2005. These increases primarily were due to increases in our Capture Rate, as well as increases in the average principal amount of loans originated by HomeAmerican. The increases in our Capture Rate primarily resulted from having more loan products offered to our homebuyers through HomeAmerican, which include, among other things, interest only loans and mortgage programs with low or no down payments, as well as increased management focus on providing competitive mortgage loan products rather than brokering these loans to third parties. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings. Brokered loans, for which HomeAmerican received a fee, have been excluded from the computation of the Capture Rate.
     Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. HomeAmerican utilizes the sales commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are sold pursuant to early purchase programs and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” below.

     Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All Corporate and homebuilding interest incurred in 2006 and 2005 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. Total interest incurred by our Corporate and homebuilding segments was $14.2 million and $44.0 million for the three and nine months ended September 30, 2006, respectively, compared with $14.6 million and $36.5 million for the same periods in 2005. These increases were the result of our issuance of $250 million principal amount of debt in July 2005. For a reconciliation of interest incurred, capitalized and expensed, see Note 9 to our Unaudited Consolidated Financial Statements.
     Insurance Operations. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant is licensed as a Class 3 stock insurance company by the Division of Insurance of the State of Hawaii and began operations in June 2004. Allegiant provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of homebuilding subsidiaries of MDC. Pursuant to agreements beginning in June 2004, StarAmerican agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million. The results of insurance operations were not material for any of the periods presented.
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
Capital Resources
     Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2005 and this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.
Lines of Credit and Senior Notes
     Homebuilding. Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, we amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2006, we did not have any borrowings and had $56.3 million in letters of credit issued under the Homebuilding Line.
     Mortgage Lending. Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Fourth Amended and Restated Warehousing Credit Agreement dated as of September 5, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2006, $152.4 million was borrowed and an additional $28.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.
     General. The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2005, in Part II, Item 6, of our Quarterly Report on Form 10-Q for the period ended March 31, 2006 and in Part II, Item 6, of this Quarterly Report on Form 10-Q.
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

MDC Common Stock Repurchase Program
     At September 30, 2006, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2006 or 2005.
Consolidated Cash Flow
     During the first nine months of 2006, we used $41.3 million of cash in our operating activities. We used $264.8 million of cash to increase our home inventory levels from December 31, 2005. Our income tax payables decreased $85.6 million from December 31, 2005, primarily relating to payments made in 2006 associated with our 2005 income tax obligations. Additionally, we used $64.4 million to increase prepaid and other assets, net. We used $16.2 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses, as well as homebuilding construction payables. The increases in cash used for operations were offset by $93.2 million in cash provided by changes in mortgage loans held in inventory and home sales receivables, primarily resulting from closing more homes during the 2005 fourth quarter, compared with the 2006 third quarter, and selling the high volume of mortgage loans that were originated for these closed homes in 2006. Also offsetting these cash uses was net income of $220.6 million and non-cash charges of $72.9 million. Our non-cash expenses included primarily depreciation and amortization, the write-off of land option deposits and preacquisition costs, impairments of inventory assets and stock-based compensation expense.
     During the nine months ended September 30, 2006, we used a total of $33.1 million of cash from financing activities. This cash use primarily was the result of dividend payments of $33.7 million and net payments under our Homebuilding Line and Mortgage Line of $4.2 million, partially offset by $4.7 million in proceeds and tax benefits from the exercise of stock options. As discussed in Note 5 to our Unaudited Consolidated Financial Statements, tax benefits from the exercise of stock options previously were reported as an operating activity and, pursuant to SFAS 123(R), are now reported as a financing activity.
     We used $7.2 million of cash from investing activities in the first nine months of 2006, primarily due to the purchase of property and equipment.
     During the nine months ended September 30, 2005, we used $557.0 million of cash for operating activities. Cash used from operations in 2005 primarily was the result of increases of $1.0 billion in our homebuilding inventories, prepaid expenses and other assets in conjunction with our expanded homebuilding operations, and $77.3 million in mortgage loans held in inventory and home sales receivable, partially offset by non-cash expenses of $39.8 million and net income of $308.2 million.
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

Off-Balance Sheet Arrangements
     In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2006, we had non-refundable deposits of $34.0 million in the form of cash and $16.1 million in the form of letters of credit to secure option contracts to purchase lots. At September 30, 2006, we had approximately $600 million in land available to be purchased under lot option contracts. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. Refer to Critical Accounting Estimates and Policies included in our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information with respect to accounting for lot option purchase contracts that have been evaluated in accordance with the Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended, and SFAS No. 49, “Accounting for Product Financing Arrangements.”
     At September 30, 2006, we had outstanding performance bonds (“Bonds”) and letters of credit totaling approximately $424.7 million and $87.3 million, respectively, including $28.2 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.
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
IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS
     Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes has had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and has impacted negatively our Home Gross Margins, homes sales revenue and net income. For additional economic factors affecting real estate and residential housing prices, refer to conditions described under the caption “Executive Summary” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

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
     We continue to have the objective of maintaining approximately a two-year supply of lots in our markets to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions, but a continued slowdown in the pace of net new home orders could work contrary to this strategy.
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

Item 4. Controls and Procedures
     (a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2006.
     (b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Changes in national and regional economic conditions, as well as local economic conditions where our subsidiaries conduct operations and where prospective purchasers of our homebuilding subsidiaries’ homes live, can have a significant negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence, housing demand, interest rates and population growth may reduce demand and depress prices for our homebuilding subsidiaries’ homes. This, in turn, can reduce our earnings through slower orders for new homes, increased cancellations for existing home orders and decreased Backlog, as well as require increased incentive levels in an effort to maintain homes in Backlog. A material decline in the value of new residential housing also could result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Further decline during this pronounced down cycle in the homebuilding industry, particularly in Nevada, California, Arizona, Colorado and Virginia, could cause demand for our homes and land that we own to weaken significantly and have a significant negative impact on our Home Gross Margins, revenue and operating profit in future reporting periods.
Increases in our Cancellation Rate could have a significant negative impact on our Home Gross Margins, revenue and operating profits.
     Our Cancellation Rate has increased significantly during 2006, compared with 2004 and 2005 levels, which has negatively impacted the number of closed homes and levels of home sales revenue and operating profits. Continued increases to our Cancellation Rates potentially resulting from a number of factors, including but not limited to, slower home price appreciation, increases in the supply of homes available to be purchased, higher mortgage interest rates and adverse changes in economic conditions, could have a significant negative impact on our Home Gross Margins, revenue and operating profit in future reporting periods.
If the market value of our homes or carrying value of our land drops significantly, our profits could decrease.
     The market value of our land and housing inventories depends on market conditions. Our homebuilding subsidiaries acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If demand for new homes continues to decrease, we may not be able to recover our costs when our homebuilding subsidiaries build and sell homes, which could have a significant negative impact on our homebuilding profits and net income. Additionally, in future periods, if it should appear that we may not be able to recover our costs of inventory upon building and selling homes, we may be required to record additional impairments of our inventory, which could have a significant negative impact on our homebuilding profits and net income.
Competition in the homebuilding industry could hurt our profits.
     The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We, through our mortgage lending subsidiary, HomeAmerican, also compete with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater resources than we do. During the first nine months of 2006, we have experienced increased competition affecting our ability to raise home prices and maintain lower levels of incentives, which has negatively impacted our home sales revenue and operating profits. Continued increased competition could affect our ability to maintain existing home prices and current levels of incentives, which would negatively impact our home sales revenue and operating profits.

We depend on certain markets, and reduced demand for homes in these markets could reduce home sales revenue and earnings.
     Although we have increased our geographic diversification in recent years, we still conduct a significant portion of our business in the California, Nevada, Arizona and Colorado markets and generate a disproportionate amount of our revenues and profits in these states. Demand for new homes and home price appreciation has declined during 2006 in each of these markets. If we continue to experience a slowdown in our operations within these markets, our earnings and financial position will continue to be negatively impacted.
     Except as discussed above, there has been no material change in our risk factors as previously disclosed in our Form 10-K/A for the year ended December 31, 2005. For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K/A for the year ended December 31, 2005, which include the following:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any shares during the third quarter of 2006. Additionally, there were no sales of unregistered equity securities during the third quarter of 2006.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     On October 23, 2006, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 21, 2006 to shareowners of record on November 7, 2006.

Item 6. Exhibits

10.1	Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, among HomeAmerican Mortgage Corporation, the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2006).*

10.2	Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2006).*

10.3	Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2006	M.D.C. HOLDINGS, INC. (Registrant)
	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
10.1	Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, among HomeAmerican Mortgage Corporation, the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2006).*

10.2	Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2006).*

10.3	Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2006).*

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.