Form 10-K
period 2006-12-31
MDC HOLDINGS INC
filed 2007-02-28
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 1-08951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 South Monaco Street, Suite 500 Denver, Colorado	80237
(Address of principal executive offices)	(Zip code)

(303) 773-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value 7% Senior Notes due December 2012 5 1/2% Senior Notes due May 2013 5 3/8% Senior Notes due December 2014 5 3/8% Senior Notes due July 2015	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.797 billion based on the closing sales price of $51.93 per share as reported on the New York Stock Exchange.

As of January 31, 2007, the number of shares outstanding of Registrant’s common stock was 45,251,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2007 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2006

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Forward-Looking Statements.

Certain statements in this Annual Report on Form 10-K, the Company’s Annual Report to Shareowners, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These factors include those described under the captions “Risk Factors Relating to our Business” in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 1.	Business.

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. Our homebuilding segments consist of subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we are in the final stages of exiting this market), Utah and Virginia (which includes both Virginia and West Virginia).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Nevada, Virginia, and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability insurance coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries. In 2003, we formed StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC, which agreed to re-insure all claims pursuant to two policies issued to the Company by a third party. Pursuant to agreements beginning in June 2004, StarAmerican, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18,000,000 per year.

(b) Available Information

Our website is located at www.richmondamerican.com. This Annual Report on Form 10-K and all other reports we file with the Securities and Exchange Commission (“SEC”) can be accessed, free of charge, through our website as soon as reasonably practicable after the report is filed electronically with the SEC, at http://ir.richmondamerican.com.

(c) Financial Information About Industry Segments

Note 4 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2006, 2005 and 2004.

(d) Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. In our homebuilding segments, we build and sell primarily single-family detached homes. Our homes are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction. The base selling prices for our homes ranged primarily from $200,000 to $600,000, although we also build a limited number of homes with base prices above $1.0 million. We maintain a variety of home styles in each of our markets, targeting what we believe to be the largest homebuyer segments within a given market, which generally are the first-time and first-time move-up homebuyer. As a result, more than 80% of our homebuyers fall into these two categories. Also, we build a limited number of homes for the second-time move-up and luxury homebuyer.

When opening a new homebuilding subdivision, we seek to maintain no more than a two-year supply of lots to avoid overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or paying in phases with cash. Also, we acquire entitled land for development into finished lots when we determine that the risk is justified. Our Asset Management Committees, which include certain members of MDC’s management, generally meet weekly to review all proposed land acquisitions and takedowns of lots under option. Additional information about our land acquisition practices may be found in the Homebuilding Operations, Land Acquisition and Development section.

Homebuilding Operations.

Our homebuilding subsidiaries sell and close homes in geographically diverse markets. Our home sales revenue by market is in the following table for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2006	2005	2004	2006	2005	2004
Arizona	$980,409	$831,796	$627,331	21%	17%	16%
California	998,471	1,075,900	1,078,063	21%	23%	27%
Nevada	872,970	920,728	676,252	19%	19%	17%

West	2,851,850	2,828,424	2,381,646	61%	59%	60%

Colorado	450,392	627,042	614,919	10%	13%	16%
Utah	277,743	204,496	113,579	6%	4%	3%

Mountain	728,135	831,538	728,498	16%	17%	19%

Maryland	246,492	191,365	161,561	5%	4%	4%
Virginia	378,373	539,519	468,247	8%	11%	12%

East	624,865	730,884	629,808	13%	15%	16%

Delaware Valley	80,966	12,196	—	2%	0%	0%
Florida	262,209	238,054	81,635	6%	5%	2%
Illinois	63,925	33,490	994	1%	1%	0%
Texas	65,560	128,289	109,432	1%	3%	3%

Other Homebuilding	472,660	412,029	192,061	10%	9%	5%

Intercompany adjustments	(26,954)	(10,175)	(9,176)	0%	0%	0%

Total	$4,650,556	$4,792,700	$3,922,837	100%	100%	100%

Economies of Scale. We are a top ten homebuilding company in the United States based upon total revenue and a large homebuilding company in most of the markets in which we operate. We believe that our national, regional and local scale of operations have helped us control certain costs of our operations through benefits such as:

•	The ability to negotiate volume contracts with material suppliers and subcontractors;

•	Earlier opportunities to contract for large land parcels;

•	Availability of insurance coverage; and

•	Greater access to and lower cost of capital.

Operating Divisions. At December 31, 2006, we had 23 separate homebuilding operating divisions, some of which operate in more than one market area. Generally, each operating division consists of a division president; land procurement, sales, construction, customer service, finance and purchasing personnel; and office staff. We believe that division presidents and their management teams, who are familiar with local market conditions, have the information needed to make decisions regarding local operations. Our division presidents receive performance-related bonuses based upon achieving targeted financial and operational results in their respective operating divisions.

Regional and Corporate Management. We manage our homebuilding business through our regional offices. Some of our regional offices oversee operations in only one of our markets, and others oversee operations in more than one market. Generally, each regional office consists of a regional president, finance personnel, purchasing personnel and limited office support staff. Our regional presidents and their management teams, based on directives from our Chief Operating Officer, oversee the operations of multiple homebuilding divisions. These responsibilities include:

•	Review of division business plans and budgets;

•	Allocation of inventory investments within corporate guidelines;

•	Oversight of land and home inventory levels; and

•	Review of major personnel decisions.

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

Housing. We build homes in a number of standardized series, designed to provide a variety of home styles to our potential homebuyers. Within each series, we build several models, each with a different floor plan and features that are both standard and optional. Differences in sales prices of similar models in any series depend primarily upon demand, location, optional features and design specifications. The series of homes offered at a particular location are based on perceived customer preference, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

We seek to maintain limited levels of inventories of unsold homes in our markets. Unsold homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In order to mitigate the risk of carrying excess inventory, we have strict procedures and limits on the number of our unsold homes under construction. At December 31, 2006 and 2005, we had 1,449 and 1,131 unsold homes under construction, respectively. The unsold homes under construction at December 31, 2006 consisted of 476 completed homes, 573 homes under construction and 400 homes with no more than a foundation completed.

Land Acquisition and Development. We generally purchase finished lots using option contracts, in phases or in bulk for cash. On a limited basis, we acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated Home Gross Margins (as defined below), sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development and demographic trends. Generally, we acquire finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize our investment in inventories and reduce the risk of shortages of labor and building materials. Increases in the cost of finished lots have and may continue to reduce Home Gross Margins in the future to the extent that market conditions will not allow us to recover the higher cost of land through higher sales prices. We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs and a reserve for warranty expense, and excludes commissions, amortization of deferred marketing and impairment charges) as a percent of home sales revenue. See “Forward-Looking Statements” above.

We have the right to purchase a portion of the land we may acquire in the future utilizing option contracts, in some cases in phases for cash. Generally, in an option contract, we obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. At December 31, 2006, we had the right to acquire 8,097 lots under option contracts, with approximately $20.2 million and $14.2 million in non-refundable cash and letters of credit option deposits at risk, respectively. At December 31, 2006, the total purchase price for lots under option and total capitalized pre-acquisition costs were $779.3 million and $5.6 million, respectively.

We own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We develop our land in phases (generally fewer than 100 lots at a time for each home series in a subdivision) in order to limit our risk in a particular subdivision and to efficiently employ available funds. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

The table below shows the carrying value of land and land under development, by segment, at December 31, 2006, 2005 and 2004 (in thousands).

	December 31,
	2006	2005	2004
West	$980,666	$1,108,777	$671,985
Mountain	282,063	216,729	175,057
East	185,627	187,999	172,306
Other Homebuilding	126,802	164,443	109,918

Total	$1,575,158	$1,677,948	$1,129,266

The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by segment, at December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
Lots Owned
West	11,917	14,807	12,219
Mountain	4,664	4,603	4,855
East	1,171	1,462	1,630
Other Homebuilding	1,658	2,573	2,056

Total	19,410	23,445	20,760

Lots Controlled Under Option
West	1,381	7,055	9,135
Mountain	892	2,616	2,082
East	3,341	4,397	4,347
Other Homebuilding	2,483	4,751	5,600

Total	8,097	18,819	21,164

Total Lots Owned and Controlled	27,507	42,264	41,924

At December 31, 2006, we owned a total of 19,410 lots, of which 12,994 lots were substantially finished. In addition, 1,106 of these finished lots were subject to home sales contracts for which construction had not started. The remaining 6,416 lots were unfinished and in the process of being developed for future home sales.

The table below shows the amount of non-refundable option deposits (in thousands).

	December 31,
	2006	2005	2004
Cash	$20,228	$48,157	$41,804
Letters of Credit	14,224	23,142	22,062

Total Non-refundable Option Deposits	$34,452	$71,299	$63,866

Labor and Raw Materials. For the most part, materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins, or both. See “Forward-Looking Statements” above.

Warranty. Our homes are sold with limited third party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and substantially all of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home styles and geographical areas. Certain factors are considered in determining the per-house reserve amount, including: (1) the historical range of amounts paid per house; (2) the historical amount paid as a percent of home construction costs; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain subdivisions and require higher per-house reserves for those specific subdivisions.

Seasonal Nature of Business. We experience seasonal variations in our quarterly operating results and capital requirements. Typically, we do not commence significant construction on a home before a sales contract has been signed with a homebuyer. Historically, a significant percentage of our home sales contracts are made during our first and second fiscal quarters. Accordingly, we generally have more homes under construction, close more homes and have greater home sales revenue in the third and fourth quarters of our fiscal year. Additionally, our financial position at the end of the third and fourth fiscal quarters is not necessarily representative of our financial position at the end of the first and second fiscal quarters. Due to a decline in demand for new homes during 2006, this pattern did not continue for the third and fourth quarter of 2006, and there can be no assurance that it will continue in the future. See “Forward-Looking Statements” above.

Backlog. At December 31, 2006 and 2005, homes under contract but not yet delivered (“Backlog”) totaled 3,638 and 6,532, respectively, with an estimated sales value of $1.3 billion and $2.4 billion, respectively. Our home order Cancellation Rates were 43.4% and 23.7% for the years ended December 31, 2006 and 2005, respectively. We define home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Assuming we do not experience significant increases in our future Cancellation Rates, as we experienced in 2006 compared with 2005, and assuming no further significant long-standing deterioration in market conditions or rises in mortgage interest rates, we estimate that approximately 55% to 70% of our December 31, 2006 Backlog will close under existing sales contracts during 2007. The remaining 30% to 45% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” above.

The table below discloses our Backlog for the years ended December 31, 2006 and 2005 for each market within our homebuilding segments (dollars in thousands).

	December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Backlog (Units)
Arizona	1,504	2,099	(595)	-28%
California	427	765	(338)	-44%
Nevada	315	1,023	(708)	-69%

West	2,246	3,887	(1,641)	-42%

Colorado	253	577	(324)	-56%
Utah	465	338	127	38%

Mountain	718	915	(197)	-22%

Maryland	187	251	(64)	-25%
Virginia	136	381	(245)	-64%

East	323	632	(309)	-49%

Delaware Valley	119	181	(62)	-34%
Florida	197	599	(402)	-67%
Illinois	23	80	(57)	-71%
Texas	12	238	(226)	-95%

Other Homebuilding	351	1,098	(747)	-68%

Total	3,638	6,532	(2,894)	-44%

Estimated Backlog Sales Value	$1,300,000	$2,440,000	$(1,140,000)	-47%

Estimated Average Sales Price in Backlog	$357.3	$373.5	$(16.2)	-4%

While we did experience a decrease in the number of homes in Backlog within each homebuilding segment at December 31, 2006, compared with December 31, 2005, it was most notable in our West segment. The decrease in the number of homes in Backlog related largely to fewer net home orders received in each homebuilding segment. The decrease in net home orders was driven by significant increases in our Cancellation Rate, fewer gross orders taken in each market within our homebuilding segments except Utah, Arizona, Maryland and Delaware Valley, and increases in competition resulting from higher inventory levels of new and existing homes.

The estimated Backlog sales value decreased from $2.4 billion at December 31, 2005 to $1.3 billion at December 31, 2006, primarily due to the 44% decrease in homes in Backlog and a 4% decrease in the estimated average selling price of homes in Backlog. This decrease was most notable in our West segment, where the estimated Backlog sales value decreased by more than $200 million in each market of this segment. Estimated Backlog sales value also declined during 2006, compared with 2005, in each market of our East and Other Homebuilding segments. Our Mountain segment remained relatively flat at December 31, 2006, compared with December 31, 2005, where we experienced a higher estimated Backlog sales value in Utah, offset by a decrease in Colorado. The increase in Utah primarily was due to higher Backlog at December 31, 2006, compared with December 31, 2005, and an increase in the estimated average selling price of homes in Backlog.

Customer Service and Quality Control. Our operating divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. During 2006, we created a product service and quality control task force comprised of division, regional and corporate employees of different departments. This task force performed a thorough analysis of our product service quality and, based upon the results of this analysis, designed and began implementation of a revised customer experience initiative. This is a multi-year initiative that is focused on making improvements in our customers’ complete home buying and homeownership experience, with a concentration on product and service quality. Our Nevada market was the first to roll out phase-one of the initiative in the fourth quarter of 2006. We are working to improve our customers’ experience with proactive communications throughout their home buying and new homeownership experience.

Marketing and Sales. We strategically evaluate our marketing and sales programs and initiatives in order to achieve cost savings without compromising the quality of these initiatives. To effectively communicate our Richmond American brand, we established an in-house advertising and marketing department several years ago, which controls the quality and consistency in the communication of our brand while achieving cost savings for the Company. The main objective of this department is to direct qualified homebuyers to our sales offices, Home Galleries, Homebuyer Resource Centers and website. In addition, our in-house corporate communications team rounds out our consistent marketing focus in managing our public relations and employee communications and our interactive marketing team maintains our richmondamerican.com website.

To complement our marketing efforts, our in-house merchandising team further maximizes our Richmond American brand in furnishing our model homes and sales offices, while limiting our costs by avoiding the use of outside providers. Our in-house team of interior designers directs the merchandising plan for these homes, resulting in a strong, consistent overall presentation.

We believe that all employees who serve our homebuyers should represent us professionally. Therefore, our on-site Sales Associates, Design Consultants and New Home Specialists undergo training in order to help meet customer needs and communicate the “Richmond American” brand.

Home Gallery and Design Center. Another important part of our marketing presentation takes place in our design centers, which are located in most of MDC’s homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting from a variety of options and upgrades. In 2004, we launched our new Home Gallery concept in certain markets. These Home Galleries combine sales support and offer thousands of options for personalizing new homes. These retail locations also serve as a resource to homebuyers who are interested in purchasing a new Richmond American home. Prospective homebuyers can receive individualized attention from a trained team of new home specialists, resulting in a more focused, efficient home search.

Competition. The homebuilding industry is fragmented and highly competitive. We compete with numerous homebuilders, including a number that are larger and have greater financial resources. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We also compete with subdivision developers and land development companies when acquiring land. During 2006, we experienced increased competition affecting our ability to raise home prices and requiring us, in many instances, to provide substantial incentives to our customers, which negatively impacted our home sales revenue and net income. These competitive pressures are likely to continue for some time and will affect our ability to maintain existing home prices and require that we provide substantial incentives, which will negatively impact our home sales revenue and net income. See “Forward-Looking Statements” above.

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

Regulation. Our homebuilding operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety laws and regulations (including, but not limited to, those of the Occupational Safety and Health Administration). Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate-income housing. See “Forward-Looking Statements” above.

From time to time, various municipalities in which we operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which we operate have proposed or enacted growth initiatives that may restrict the number of building permits available in any given year. Although no assurances can be given as to future conditions or governmental actions, we believe that in general we have, or can obtain, water and sewer taps and building permits for our land inventory and land held for development. See “Forward-Looking Statements” above.

Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, dust control, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, we generally obtain an environmental site assessment for parcels of land that we acquire. The particular environmental laws and regulations that apply to any given homebuilding subdivision vary greatly according to the site’s location, the site’s environmental conditions and the present and former uses of the site. These environmental laws and regulations may result in delays, causing us to incur substantial compliance and other costs, and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. See “Forward-Looking Statements” above.

Bonds and Letters of Credit. In many cases, we are required to obtain bonds and letters of credit in support of our related obligations primarily related to subdivision improvements, homeowners association dues and start-up expenses, warranty work, contractors’ license fees and earnest money deposits. At December 31, 2006, we had outstanding performance bonds and letters of credit totaling $388.6 million and $83.8 million, respectively, including $26.8 million issued by HomeAmerican.

In certain states, unless we take measures to release state regulatory imposed restrictions on earnest money deposits (“Deposits”) received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, we are restricted from using these Deposits for general purposes. Accordingly, at

December 31, 2006 and 2005, we had $10.5 million and $12.5 million outstanding in blanket security bonds used to release restrictions on certain Deposits. Additionally, we had $2.6 million and $6.7 million in restricted cash related to Deposits at December 31, 2006 and 2005, respectively. We monitor, on a regular basis, the amount of Deposits we hold in certain states to confirm that our blanket security bonds exceed the amount of the Deposits.

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

HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) (together “the government sponsored entities”) and other private investor mortgage loans. HomeAmerican also is an authorized loan servicer for FNMA, FHLMC and the Government National Mortgage Association (“GNMA”) and, as such, is subject to the rules and regulations of these organizations. Additionally, during 2006, HomeAmerican increased its volume of originated second mortgage loans and Alternative A loans (as defined below). The Company expects that it will continue offering these product types during 2007 and will evaluate additional product offerings to meet the demands of our homebuyers. We define Alternative A loans as loans that would otherwise qualify as prime loans except that they do not comply in all ways with the documentation standards of the government sponsored enterprise guidelines.

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

Concurrent with the sale of mortgage loans to third party purchasers, HomeAmerican generally sells the rights to service those loans. HomeAmerican’s portfolio of mortgage loan servicing for others at December 31, 2006 consisted of 265 loans with an unpaid principal balance of approximately $10.7 million, and did not contribute significantly to the results of operations of the Company.

Historically, a substantial portion of our originated mortgage loans have been sold to one third party purchaser. It is reasonably likely that we will continue to depend on its ability and willingness to purchase a significant number of our loans originated. During the years ended December 31, 2006, 2005 and 2004, we sold approximately 54%, 68% and 37%, respectively, of our mortgage loans originated to this third party purchaser.

Pipeline. HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2006 had an aggregate principal balance of $876 million, of which $57.2 million were under interest rate lock commitments (“IRLC”) at an average interest rate of 6.60%. In addition, HomeAmerican had approximately $212.9 million of mortgage loans in inventory available for sale at

December 31, 2006. HomeAmerican uses forward sales of mortgage-backed securities and commitments to sell whole loans to hedge the interest rate risk inherent in the IRLC and its loan inventory available for sale. See “Forward-Looking Statements” above.

Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk on fluctuations in interest rates on our mortgage loans owned and the IRLC. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are sold pursuant to the aforementioned early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

Competition. The mortgage industry is fragmented and highly competitive. In each of the locations in which it originates loans, HomeAmerican competes with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources. Competitive factors include pricing, loan terms, underwriting criteria and customer service.

Insurance Operations.

Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and began operations in June of 2004. Allegiant provides general liability coverage for products and completed operations to the Company, its subsidiaries and some subcontractors of MDC’s homebuilding subsidiaries. Allegiant seeks to provide to its customers coverage and rates that are competitive with other insurers. Rates charged and coverage provided by Allegiant are determined in reliance on, among other things, actuarial studies that take into consideration historical and industry trends involving claims, claims payment patterns, levels of unpaid claims, professional experience and the changing regulatory and legal environment.

StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly owned subsidiary of MDC. In consideration of an annual reinsurance premium, and pursuant to agreements beginning in June 2004, StarAmerican has agreed to re-insure Allegiant for all claims in excess of $50,000 per occurrence up to $3,000,000 per occurrence, subject to various aggregate limits, which do not exceed $18,000,000 per year.

Allegiant and StarAmerican were formed to provide insurance coverage for risks as to which we believe coverage was either too difficult or too expensive to obtain.

American Home Insurance provides homebuyers with personal lines property and casualty insurance products in the same markets as our homebuilding subsidiaries.

Title Operations.

American Home Title provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Nevada, Virginia, and West Virginia. We are evaluating opportunities to provide title agency services in other markets.

Employees.

At December 31, 2006, we employed approximately 3,200 employees. We consider our employee relations to be satisfactory.

Item 1A.	Risk Factors Relating to our Business.

The homebuilding industry historically has been cyclical and it is now experiencing the first downturn in a number of years. Continuation of this downturn may result in a continuing reduction in our home sales revenue, lower net income or higher net loss.

The homebuilding industry historically has been cyclical, and it is now experiencing the first downturn in a number of years. Prior to this downturn, we experienced significant home price appreciation in many of our markets. These home price increases were caused by a combination of market conditions in each of our markets. To the extent that our home prices become substantially less affordable to our first-time and first-time move-up homebuyers, prices will no longer increase and may decline, which would negatively impact our home sales revenue.

In addition, the significant price appreciation experienced during 2004 and 2005 in many of our markets resulted in a significant increase in the production of new homes, speculators purchasing new homes with the hope of reselling these homes for a quick profit, and existing homeowners putting their existing homes on the resale market. All of these factors combined have resulted in a significant increase in the supply of homes available for sale, which has had, and will continue to have, a significant negative impact on demand for new homes and a decrease in the number of net home orders. A continued slowdown in the homebuilding industry could result in a continued decline in home sales revenue, lower net income or higher net loss.

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could result in lower net income or higher net loss.

Changes in national, regional and local economic conditions where our subsidiaries conduct operations and where prospective homebuyers live, can have a significant negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence and population growth may reduce demand for new homes and depress prices for our homebuilding subsidiaries’ homes. This, in turn, can reduce our net income through slower orders for new homes, increased cancellations of existing home orders and decreased Backlog, as well as require increased incentive levels in an effort to maintain homes in Backlog. A material decline in the value of new residential housing also could result in a decreased value for the land, housing inventory and housing work-in-progress that we own. Further decline during this pronounced down cycle in the homebuilding industry, particularly in Arizona, California, Colorado, Nevada and Virginia, could continue to cause demand for our homes and land that we own to weaken significantly, which could have a significant negative impact on our Home Gross Margins and home sales revenue, resulting in lower net income or higher net loss in future reporting periods.

Competition in the homebuilding industry could result in lower net income or higher net loss.

The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We, through our mortgage lending subsidiary, HomeAmerican, also compete with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources than we do. During 2006, we experienced increased competition affecting our ability to raise home prices and requiring us in many instances to provide substantial incentives to our homebuyers, which negatively impacted our home sales revenue and net income. These competitive pressures are likely to continue for some time and will affect our ability to maintain existing home prices and require that we provide substantial incentives, which will negatively impact our home sales revenue and net income.

Increases in our Cancellation Rate could have a significant negative impact on our Home Gross Margins and home sales revenue.

Our Cancellation Rate increased significantly during 2006, compared with 2004 and 2005 levels, which has negatively impacted the number of closed homes, net home orders, homes in Backlog at December 31, 2006 and home sales revenue and net income during 2006. Continued high Cancellation Rates resulting from a number of factors, including, slower home price appreciation, increases in the supply of homes available to be purchased, higher mortgage interest rates, increased competition and adverse changes in economic conditions, could have a significant negative impact on our home sales revenue and result in lower net income or higher net loss in future reporting periods.

If land is not available at reasonable prices, our sales and net income could decrease.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our strict underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land appropriate for development of our residential communities becomes more limited because of these factors, or for any other reason, the cost of land could increase and/or the number of homes that our homebuilding subsidiaries build and sell could be reduced. During 2006, compared with 2005, we incurred an increase of $19.3 million in the write-offs of option deposits and pre-acquisition costs due to the deterioration in market conditions and our election not to purchase lots under existing lot option contracts that did not meet our underwriting criteria.

If the market value of our homes or carrying value of our land drops significantly, we would incur lower net income or higher net loss.

The fair value of our land and housing inventories depends on market conditions. Our homebuilding subsidiaries acquire land for the replacement of land inventory and expansion within our current markets and may, from time to time, purchase land for expansion into new markets. If demand for new homes continues to decrease, we may not be able to recover our costs when our homebuilding subsidiaries build and sell homes, which would have a significant negative impact on our Home Gross Margins and net income. During the year ended December 31, 2006, we recorded $109.4 million in inventory impairments, primarily relating to the decrease in the fair market value of our homebuilding inventories. Additionally, in future periods, if it should appear that we may not be able to recover our costs of inventory upon building and selling homes, we may be required to record additional impairments of our inventory, which would result in lower net income or higher net loss in future reporting periods.

We depend on certain markets, and reduced demand for homes in these markets could reduce home sales revenue.

We still conduct a significant portion of our business in the Arizona, California, Colorado, Nevada and Virginia markets and generate a disproportionate amount of our revenue and net income in these markets. Demand for new homes and home price appreciation declined during 2006 in each of these markets. If we continue to experience a slowdown in our operations within these markets, our net income and financial position will continue to be negatively impacted.

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

In addition, we believe that the availability of FNMA, FHLMC, FHA, VA, Alternative A, interest only and low down payment mortgage financing is an important factor in our marketing strategy. Any changes, limitations or restrictions on the availability of these types of financing could reduce our subsidiaries’ home sales and mortgage lending volume.

Increased originations of second mortgage loans and Alternative A, loans could negatively impact our net income.

During 2006, HomeAmerican increased the volume of second mortgage loans and Alternative A loans that it originates. HomeAmerican expects that it will continue offering these product types during 2007 and will evaluate additional product offerings to meet the demands of our homebuyers. As a result, the Company is subject to risks associated with the origination of these loan types, which may include risks relating to non-performance on the part of the homebuyer, HomeAmerican’s ability to sell these loans to third party purchasers or HomeAmerican’s ability to sell these loans at market prices that are deemed acceptable. These risks could negatively impact our net income or cash from operations.

We are reliant on a limited number of third party purchasers of mortgage loans originated by HomeAmerican, which could impact our results of operations.

Historically, a substantial portion of our originated mortgage loans have been sold to one third party purchaser. It is likely that we will continue to depend on its ability and willingness to purchase a significant number of our mortgage loans originated. Should this purchaser discontinue or significantly reduce the number of loans it is willing to purchase from us, our ability to timely sell HomeAmerican originated mortgage loans could be significantly impacted, which could result in lower revenue and net income in a given reporting period. During the years ended December 31, 2006, 2005 and 2004, we sold approximately 54%, 68% and 37%, respectively, of the mortgage loans we originated to this third party purchaser.

If our potential homebuyers are not able to obtain suitable financing, our business may decline.

Our business depends on interest rates and the ability of our homebuyers to obtain affordable mortgages for the purchase of our homes. Increases in the cost of mortgage financing could prevent homebuyers from purchasing our homes. In addition, if our homebuyers must sell an existing home in order to buy a home from us, increases in mortgage costs could interfere with such a sale and result in our homebuyers’ inability to buy a home from us.

Additionally, the increased use of adjustable-rate mortgage products, including interest-only mortgages, could affect the ability of existing homeowners to obtain suitable financing for their homes at the end of their adjustable-rate term. This has led, and could continue to lead, to an increase in home foreclosures, thereby creating additional competition from higher unsold home inventory levels. These conditions have negatively impacted, and may continue to negatively impact, our home sales revenue and net income.

Labor and material shortages could cause delays in the construction of our homes.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes and shortages in qualified trades people, insulation, drywall, concrete, steel and lumber; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our Home Gross Margins could be affected negatively.

Natural disasters could cause an increase in home construction costs, as well as delays, and could result in reduced net income.

The climates and geology of many of the markets in which we operate, including California and Florida, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the net income of our business in particular, may be negatively impacted. These, among other natural disasters, can affect an area in which we build, or one nearby, and result in a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and delivery of new homes and/or increase our construction costs.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We experience seasonal variations in our quarterly operating results and capital requirements. Typically, we do not commence significant construction on a home before a sales contract has been signed with a homebuyer. A significant percentage of our home sales contracts are made during our first and second fiscal quarters. Accordingly, we generally have more homes under construction, close more homes and have higher home sales revenue in the third and fourth quarters of our fiscal year. Additionally, our financial position at the end of the third and fourth fiscal quarters is not necessarily representative of our financial position at the end of the first and second fiscal quarters. Due to a decline in demand for new homes during 2006, this pattern did not continue for the third and fourth quarters of 2006, and there can be no assurance that it will continue in the future.

Our business is subject to numerous environmental and other governmental regulations. These regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.

Our operations are subject to continuing compliance requirements mandated by applicable federal, state and local statutes, ordinances, rules and regulations, including zoning and land use ordinances, building, plumbing and electrical codes, contractors’ licensing laws, state insurance laws, federal and state human resources laws and regulations and health and safety laws and regulations (including, but not limited to, those of the Occupational Safety & Health Administration). Various localities in which we operate have imposed (or may impose in the future) fees on developers to fund schools, road improvements and low and moderate income housing.

From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other ballot measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new home communities and build and sell homes in the affected markets and may create additional costs and administration requirements, which in turn could negatively impact our future home sales and net income. Although future conditions or governmental actions may impact our ability to obtain necessary permits or water and sewer taps, we currently believe that we have, or can obtain, water and sewer taps and building permits for our homebuilding subsidiaries’ land inventory and land held for development.

Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, dust controls, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, our homebuilding subsidiaries generally obtain an environmental site assessment for parcels of land that they acquire. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to a particular site’s location, the site’s environmental conditions and the present and former uses. These environmental laws may result in project delays, cause us to incur substantial compliance and other costs and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is currently limited. This coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may experience losses that could have a negative impact on our net income.

Future terrorist attacks against the United States or increased domestic and international instability could have an adverse effect on our operations.

A future terrorist attack against the United States could cause a sharp decrease in the number of net home order contracts to be signed and an increase in the cancellation of existing contracts. Similarly, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic and international instability could adversely affect our business.

The interests of certain controlling shareholders may be adverse to investors.

Larry A. Mizel, David D. Mandarich and other of our affiliates own, directly or indirectly, in the aggregate, almost 25% of our outstanding common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to elect our entire board of directors and control our management, operations and affairs. Circumstances may occur in which the interest of these shareholders could be in conflict with the interests of other shareholders. The large percentage of stock held by these persons could also delay or prevent a change in control of the Company.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate headquarters is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. We also lease office space at our homebuilding division and financial services locations. We are satisfied with the suitability and capacity of our office locations.

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

No meetings of the Company’s stockholders were held during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At January 31, 2007, MDC had 812 shareowners of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
High	$66.88	$68.10	$52.07	$57.31
Low	$58.72	$50.07	$40.43	$47.26

2005
High	$87.20	$83.15	$89.63	$80.25
Low	$65.05	$63.96	$72.41	$61.60

The following table sets forth the cash dividends declared and paid in 2006 and 2005 (dollars in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2006
First quarter	January 23, 2006	February 23, 2006	$0.25	$11,217
Second quarter	April 24, 2006	May 24, 2006	$0.25	11,239
Third quarter	July 24, 2006	August 23, 2006	$0.25	11,247
Fourth quarter	October 23, 2006	November 21, 2006	$0.25	11,260

			$1.00	$44,963

2005
First quarter	January 24, 2005	February 24, 2005	$0.15	$6,509
Second quarter	April 21, 2005	May 25, 2005	$0.18	7,868
Third quarter	July 25, 2005	August 24, 2005	$0.18	8,006
Fourth quarter	October 24, 2005	November 22, 2005	$0.25	11,149

			$0.76	$33,532

In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our unsecured revolving line of credit agreement, which had a capacity of $1.25 billion at December 31, 2006. Pursuant to the terms of this agreement, dividends may be declared or paid by us if we are in compliance with certain stockholders’ equity and debt coverage tests. At December 31, 2006, we had a permitted dividend capacity of approximately $552.4 million pursuant to the most restrictive of these covenants.

On January 22, 2007, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend was paid on February 21, 2007 to shareowners of record on February 7, 2007.

There were no shares of MDC common stock repurchased during the year ended December 31, 2006. At December 31, 2006, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of the MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2006.

It is assumed in the graph that $100 was invested (1) in the Company’s common stock; (2) in the stocks of the companies in the Standard & Poor’s 500 Stock Index; and (3) in the stocks of the peer group companies just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., Pulte Homes, Inc., The Ryland Group, Inc., Standard Pacific Corp. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

OF MDC COMMON STOCK, THE S&P 500 STOCK INDEX

AND A SELECTED PEER GROUP

Item 6.	Selected Financial and Other Data.

The data in this table and related footnotes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
INCOME STATEMENT DATA
Home sales revenue(1)	$4,650,556	$4,792,700	$3,922,837	$2,846,220	$2,257,373
Total revenue(2)	$4,801,742	$4,892,589	$4,012,894	$2,922,595	$2,315,606
Home cost of sales(3)	$3,619,656	$3,436,035	$2,834,092	$2,159,979	$1,738,531
Income before income taxes	$333,137	$808,763	$636,914	$348,223	$274,044
Net income	$214,253	$505,723	$391,165	$212,229	$167,305
Basic earnings per common share	$4.77	$11.48	$9.19	$5.11	$3.97
Diluted earnings per common share	$4.66	$10.99	$8.79	$4.90	$3.83

Weighted-average shares outstanding
Basic	44,952	44,046	42,560	41,521	42,103
Diluted	45,971	46,036	44,498	43,333	43,657
Dividends declared per share	$1.00	$0.76	$0.43	$0.28	$0.20

(1)	The Company previously reported loan origination fees paid by MDC’s homebuilding subsidiaries to HomeAmerican on behalf of it’s homebuyers as a component of home cost of sales in the Consolidated Statements of Income. During 2006, the Company reclassified these payments to record them as a reduction of home sales revenue in the Consolidated Statements of Income. Accordingly, home sales revenue has been reduced by $10,175, $9,176, $5,108 and $2,918 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, to conform to the current year’s presentation. See Note 2 to the Consolidated Financial Statements.
(2)	The Company previously reported, on a net basis, certain insurance operations as a reduction of home cost of sales in the Consolidated Statements of Income. During 2006, the Company reclassified these operations to present them on a gross basis, disaggregating both revenue and expenses, including the revenue as a component of total revenue in the Consolidated Statements of Income. Accordingly, insurance revenue in the amounts of $18,604, $12,998 and $7,633 for the years ended December 31, 2005, 2004 and 2003, respectively, have been reclassified from home cost of sales to a component of total revenue to conform to the current year’s presentation. The Company did not have any insurance revenue during 2002. Total revenue also has been affected by the loan origination fee reclassification described in footnote 1 above. See Note 2 to the Consolidated Financial Statements.
(3)	The Company previously reported, on a net basis, certain insurance operations as a reduction of home cost of sales in the Consolidated Statements of Income. During 2006, the Company reclassified these operations to present them on a gross basis, disaggregating both revenue and expenses, including the expenses as a component of general and administrative expenses in the Consolidated Statements of Income. Accordingly, insurance expense in the amounts of $13,252, $13,273 and $6,242 for the years ended December 31, 2005, 2004 and 2003, respectively, have been reclassified out of home cost of sales to general and administrative expenses to conform to the current year’s presentation. The Company did not have any insurance expense during 2002. Home cost of sales also has been affected by the loan origination fee reclassification described in footnote 1 above. See Note 2 to the Consolidated Financial Statements.

	December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$507,947	$214,531	$400,959	$170,289	$27,271
Housing completed or under construction	$1,178,671	$1,320,106	$887,002	$769,762	$612,151
Land and land under development	$1,575,158	$1,677,948	$1,129,266	$785,541	$669,049
Total assets	$3,909,875	$3,859,850	$2,844,731	$2,028,790	$1,641,062

Debt and Lines of Credit
Senior notes	$996,682	$996,297	$746,310	$497,700	$322,990
Notes payable	—	—	—	2,479	—
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	130,467	156,532	135,478	79,240	154,074

Total debt and lines of credit	$1,127,149	$1,152,829	$881,788	$579,419	$477,064

Stockholders’ Equity	$2,161,882	$1,952,109	$1,418,821	$1,015,920	$800,567
Stockholders’ Equity per Outstanding Share	$47.87	$43.74	$32.80	$24.06	$19.25

	Year Ended December 31,
	2006	2005	2004	2003	2002
OPERATING DATA
Homes closed (units)	13,123	15,307	13,876	11,211	8,900
Average selling price per home closed	$354.4	$313.1	$282.7	$253.9	$253.6
Orders for home, net (units)	10,229	15,334	14,248	12,630	9,899
Homes in Backlog at period end (units)	3,638	6,532	6,505	5,593	4,035
Estimated Backlog sales value at period end	$1,300,000	$2,440,000	$1,920,000	$1,600,000	$1,120,000
Estimated average selling price of homes in Backlog	$357.3	$373.5	$295.2	$286.1	$277.6
Active subdivisions at year-end	306	292	242	198	178
Average active subdivisions	298	273	222	195	162

Cash Flows From
Operating activities	$363,048	$(424,929)	$(27,779)	$82,322	$(167,000)
Investing activities	$(10,221)	$(22,889)	$(29,917)	$(6,785)	$(12,441)
Financing activities	$(59,411)	$261,390	$288,366	$67,481	$171,212

Seasonality and Variability in Quarterly Results

The Company has experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with the goal of closing in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions. Also, the Company has experienced seasonality in the financial services operations because mortgage loan originations correspond with the closing of homes from the homebuilding operations. Due to a decline in demand for new homes during 2006, this pattern did not continue for the third and fourth quarters of 2006, and there can be no assurance that it will continue in the future. The following table reflects our unaudited summarized quarterly consolidated financial and operational information for the two years ended December 31, 2006 (in thousands, except per share and unit amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2006
Home sales revenue(1)	$1,294,140	$1,050,700	$1,188,561	$1,117,155
Total revenue(2)	$1,343,413	$1,080,923	$1,231,981	$1,145,425
Net (loss) income	$(6,365)	$48,706	$76,491	$95,421
Orders for homes, net (units)	1,571	2,120	2,738	3,800
Homes closed (units)	3,594	2,955	3,376	3,198
Homes in Backlog at period end (units)	3,638	5,661	6,496	7,134
Estimated Backlog sales value at period end	$1,300,000	$2,100,000	$2,440,000	$2,700,000
Earnings per share
Basic	$(0.14)	$1.08	$1.70	$2.13
Diluted	$(0.14)	$1.06	$1.66	$2.08
Weighted-Average Shares Outstanding
Basic	45,073	44,972	44,939	44,820
Diluted	46,097	45,868	45,972	45,970

(1)	The Company previously reported loan origination fees paid by MDC’s homebuilding subsidiaries to HomeAmerican on behalf of it’s homebuyers as a component of home cost of sales in the Consolidated Statements of Income. During the 2006 fourth quarter, the Company reclassified these payments to record them as a reduction of home sales revenue in the Consolidated Statements of Income. Accordingly, consolidated home sales revenue has been reduced by $2,153, $6,522 and $7,708 for the 2006 first, second and third quarters, respectively, to conform to the current presentation. See Note 2 to the Consolidated Financial Statements.
(2)	The Company previously reported, on a net basis, certain insurance operations as a reduction of home cost of sales in the Consolidated Statements of Income. During the 2006 fourth quarter, the Company reclassified these operations to present them on a gross basis, disaggregating both revenue and expenses to components of total revenue and general and administrative expenses, respectively, in the Consolidated Statements of Income. Accordingly, insurance revenue in the amounts of $4,884, $5,567 and $5,738 for the 2006 first, second and third quarters, respectively, have been reclassified from home cost of sales to a component of total revenue to the conform to current presentation. See Note 2 to the Consolidated Financial Statements.

	Quarter
	Fourth	Third	Second	First
2005
Home sales revenue(3)	$1,705,525	$1,145,481	$1,026,943	$914,751
Total revenue(4)	$1,739,612	$1,170,842	$1,047,792	$934,343
Net income	$197,479	$120,990	$102,623	$84,631
Orders for homes, net (units)	2,405	3,551	4,832	4,546
Homes closed (units)	4,951	3,686	3,512	3,158
Homes in Backlog at period end (units)	6,532	9,078	9,213	7,893
Estimated Backlog sales value at period end	$2,440,000	$3,290,000	$3,140,000	$2,430,000
Earnings per share
Basic	$4.43	$2.73	$2.35	$1.95
Diluted	$4.29	$2.62	$2.25	$1.86
Weighted-Average Shares Outstanding
Basic	44,605	44,379	43,718	43,458
Diluted	46,068	46,258	45,703	45,564

(3)	The Company previously reported loan origination fees paid by MDC’s homebuilding subsidiaries to HomeAmerican on behalf of it’s homebuyers as a component of home cost of sales in the Consolidated Statements of Income. During the 2006 fourth quarter, the Company reclassified these payments to record them as a reduction of home sales revenue in the Consolidated Statements of Income. Accordingly, consolidated home sales revenue has been reduced by $2,080, $2,610, $2,276 and $3,209 for the 2005 first, second, third and fourth quarters, respectively, to conform to the current year’s presentation.
(4)	The Company previously reported, on a net basis, certain insurance operations as a reduction of home cost of sales in the Consolidated Statements of Income. During the 2006 fourth quarter, the Company reclassified these operations to present them on a gross basis disaggregating both revenue and expenses to a component of total revenue in the Consolidated Statements of Income. Accordingly, insurance revenue in the amounts of $2,507, $4,062, $5,306 and $6,729 for the 2005 first, second, third and fourth quarters, respectively, have been reclassified from home cost of sales to a component of total revenue to the conform to the current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. Our homebuilding segments consist of subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we are in the final stages of exiting this market), Utah and Virginia (which includes Virginia and West Virginia).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Nevada, Virginia, and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries. In 2003, we formed StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC, which agreed to re-insure all claims pursuant to two policies issued to the Company by a third party. Pursuant to agreements beginning in June 2004, StarAmerican, agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18,000,000 per year.

EXECUTIVE SUMMARY

The Company closed 13,123 and 15,307 homes during the years ended December 31, 2006 and 2005, respectively. We received 10,229 net home orders during 2006, compared with 15,334 net home orders during 2005. We had 3,638 homes in Backlog (as defined below) valued at $1.3 billion at December 31, 2006, compared with 6,532 homes in Backlog valued at $2.4 billion at December 31, 2005.

The homebuilding industry experienced uncertainty and reduced demand for new homes that impacted our financial and operating results during 2006, compared with 2005. These conditions included, among other things: uncertainty surrounding Federal Reserve policy on interest rates; increases in the cost of living; higher energy costs; reduced consumer confidence in the new home sales market; reduced affordability of new homes; and homebuyer concerns about the housing market and the lack of home price appreciation. These factors contributed to, among other things: (1) lower demand for new homes; (2) significant increases in Cancellation Rates (as defined below) in nearly all markets in which we operate; (3) speculators exiting the new home market; (4) increases in the supply of new and existing homes available to be purchased; (5) significant increases in competition for new home orders; (6) prospective homebuyers having a more difficult time selling their existing homes in this more competitive environment; and (7) significant increases in incentives required to stimulate new home orders and maintain previous home orders in Backlog. This weaker homebuilding market resulted in fewer closed homes, decreased net home orders, reduced year-over-year Backlog, lower Home Gross Margins (as defined below), inventory impairments and increased project cost write-offs. As a result, net income for the year ended December 31, 2006 decreased to $214.3 million, compared with $505.7 million in 2005.

In response to these conditions, our management remains focused on: (1) initiatives to generate net home orders and maintain home orders in Backlog until they close; (2) controlling our costs of building homes, as well as our general and administrative costs; (3) sales and marketing programs to generate traffic in our home sales offices; and (4) adjusting our portfolio of lots controlled to accommodate the current pace of net home orders in our markets. Accordingly, we have continued to modify our sales and marketing strategies to address each sub-market and subdivision. In many cases, this has required increases in the level of incentives we have offered as a means of generating homebuyer interest and minimizing order cancellations. These incentives contributed to the significant reduction in our Home Gross Margins achieved during 2006, compared with 2005. A continued slowdown in net home orders would have a greater negative impact on our Home Gross Margins and net income in future periods. Additionally, during 2006, compared with 2005, we experienced increases in land costs for closed homes and home construction costs, as we included more options and upgrades provided as incentives to our homebuyers and generally were building larger homes during 2006, compared with 2005. In response, and in an effort to control our costs of building homes, we actively pursued, and continue to pursue, price concessions from our existing vendors and have been renegotiating our lot option contracts with our land sellers. Also, we changed vendors in many of our markets due to increased competition during this period of lower construction activity in an attempt to obtain the best prices on similar quality products and services. Furthermore, during the 2006 fourth quarter, we began to realize benefits from previous measures taken to reduce general and administrative expenses, primarily resulting from personnel reductions and the consolidation of several homebuilding operating divisions. These benefits were offset by, among other things, write-offs of option deposits and pre-acquisition costs, as discussed below. See “Forward-Looking Statements” above.

Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at each quarter end to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the procedures performed, we determined that the carrying value of certain assets in each of our homebuilding segments were not recoverable. Accordingly, we recorded $109.4 million and $2.6 million in impairments of our inventory and finite-lived intangible assets, respectively, during the year ended December 31, 2006. Our inventory impairments were associated with nearly 2,500 owned lots in 57 subdivisions. These inventory impairments, which relate to assets purchased primarily during 2005 and early 2006, were the result of continued slow sales paces and significant increases in the level of incentives offered to generate net home orders and maintain homes in Backlog until they closed. As market conditions for the homebuilding industry can fluctuate significantly period-to-period, we will continue to assess facts and circumstances existing at each future period-end to determine whether the carrying values of our homebuilding inventories are recoverable. See “Forward-Looking Statements” above.

We continued pursuing our objective of maintaining approximately a two-year supply of lots in our markets to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions. However, a continued reduction in the pace of net home orders could work contrary to this strategy. In an effort to bring the number of lots we own and control closer to this objective, we limited our new land acquisitions due to the deterioration in market conditions and elected not to exercise options to purchase lots under existing contracts because the lots did not meet our strict underwriting criteria. As a result, the write-offs of deposits and pre-acquisition costs associated with lot option contracts that we chose not to exercise increased by approximately $19.3 million during 2006, compared with 2005. Because we chose not to purchase certain lots under existing option contracts, we reduced our total lots under option and total lots owned by 57% and 17%, respectively, from December 31, 2005. In addition, we pursued cost control measures associated with land acquisition costs through reduced option deposit requirements and modifications of lot takedown prices, as well as extending the dates for specified lot takedowns. As a result, we were able to decrease our land and land under development by $102.8 million from December 31, 2005, which includes the impact of impairments of our land and land under development of $84.4 million during 2006. See “Forward-Looking Statements” above.

During 2006, we continued to focus our efforts on our balance sheet and promoting our operational and financial strength in order to be able to react quickly to opportunities that may arise in the future and foster growth when market conditions permit. As a result of these efforts, we were able to generate $363.0 million in cash from operations, resulting in a cash and cash equivalent balance at December 31, 2006 of $507.9 million with no amounts outstanding on our homebuilding line of credit. Consequently, we were able to increase our cash and available borrowing capacity to more than $1.7 billion. We believe this will provide us the flexibility to take advantage of potential opportunities that may be presented by changing market conditions. We will continue to evaluate our cash management strategies, including but not limited to lot acquisitions, potential repurchases of MDC common stock and dividend payments. See “Forward-Looking Statements” above.

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

Homebuilding Inventory Valuation. Homebuilding inventories, which include housing completed or under construction and land and land under development, are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. In making this determination, we review, among other things, actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed, forecasted Operating Profit for homes in Backlog and known or current expectations that the carrying value may not be recoverable. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), if events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If such cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value. Management determines the estimated fair value by present valuing the estimated future cash flows at discount rates which are commensurate with the risk of the subdivision under evaluation, generally ranging from 10% to 18%. During 2006, we recorded inventory impairments of $109.4 million in accordance with the provisions of SFAS 144. These impairments are presented as a separate line in the Consolidated Statements of Income. Changes in management’s estimates, particularly the amounts and timing of the estimated future cash inflows, future cash outflows and the present value discount rate used in the fair value calculation, can materially affect any impairment calculation. Due to uncertainties in the estimation process, actual results could differ from those estimates.

Revenue Recognition. We recognize revenue from home closings in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when the home closing has occurred, title has passed, adequate initial and continuing investment from the homebuyer is received, possession and other attributes of ownership have been transferred to the homebuyer and we are not obligated to perform significant additional activities after closing and delivery. We evaluate the initial investment provided under Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate

with Insured Mortgages or Surety Bonds,” and all other loans in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.” If the homebuyer has a sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, we utilize the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Operating Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan, or loans, to a third party purchaser. Our loans generally are sold to third party investors with anti-fraud, warranty and limited early payment default provisions. We had $23.1 million and $7.7 million in deferred Operating Profits associated with homes that closed for which the initial or continuing investment criteria were not met as of December 31, 2006 and 2005, respectively. The deferral of Operating Profits is recorded as a reduction to home sales revenue in the Consolidated Statements of Income.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a sale of a homebuyer mortgage loan has occurred when the following criteria have been met: (1) the payment from the third party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the mortgage loan. Factors that we consider in assessing whether a sale of a mortgage loan has occurred in accordance with SFAS 140 include, among other things: (1) the recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the mortgage loan; and (3) the control HomeAmerican retains, or is perceived to retain, over the administration of the mortgage loan post closing.

Income with respect to mortgage loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred and amortized over the life of the mortgage loan. Revenue from the sale of mortgage loan servicing are recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third party purchaser in accordance with the provisions of SFAS 140. Based upon the current terms of our contracts, exchange of consideration is deemed effective when we receive the proceeds from the third party purchaser and when the collateral data records are delivered, either electronically or manually, to the third party purchaser.

Segment Reporting. The application of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), requires significant judgment in determining our operating segments. SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

We have identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Markets in our reportable segments (as defined below) have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. In making the determination of whether or not our markets demonstrate similar economic characteristics, we review, among other things, actual and trending Home Gross Margins for homes closed within each market and forecasted Home Gross Margins. Accordingly, we may be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to demonstrate similar economic characteristics.

Our homebuilding reportable segments are as follows:

(1) West (Arizona, California and Nevada markets)

(2) Mountain (Colorado and Utah markets)

(3) East (Virginia and Maryland markets)

(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires significant judgment to estimate compensation expense related to share-based payment awards. Stock-based compensation expense was $16.6 million for the year ended December 31, 2006 and was recorded to general and administrative expenses in the Consolidated Statements of Income. See Note 15 to the Consolidated Financial Statements for a further discussion on share-based payment awards.

Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the twelve months ended December 31, 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model includes estimates and judgments associated with the (1) expected stock option life; (2) expected volatility; (3) risk-free interest rate; and (4) dividend yield rate.

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

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. In accordance with SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards that were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives (as defined in Note 15 to our Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 15 to our Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs. We use the specific identification method for the purpose of accumulating home construction costs and use an average cost method to allocate land acquisition and development costs to each home. We record all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain land development and home construction costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2006 and 2005, we had $64.2 million and $75.0 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Warranty Costs. Our homes are sold with limited third party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home designs and geographical areas. Certain factors are considered in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical amount paid as a percent of home construction costs; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain subdivisions and require higher per-house reserves for those specific subdivisions.

Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against our land development and home construction accruals. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness in the aggregate on both a market-by-market and consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

Generally warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the aggregate reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of any reversals of the original reserve. We continue to evaluate the adequacy of the warranty reserves and, based on historical results, believe that our existing estimation process is materially accurate and do not anticipate the process to change materially in the future. However, due to uncertainties in the estimation process, actual results could differ from those estimates. Warranty reserves were $102.0 million and $82.2 million at December 31, 2006 and 2005, respectively. A positive or negative change of 10% in the per-house reserve rate would have resulted in approximately a $4.7 million increase or decrease in the warranty expense during 2006.

Land Option Contracts. In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. Deposits and pre-acquisition costs we incur related to our lot option purchase contracts are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects” if all of the of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property and there is no indication that the property is not available for sale. Capitalized option deposits and pre-acquisition costs are expensed to general and administrative expense in the Consolidated Statements of Income when we believe it is no longer probable that we will acquire the lots under option. We expensed $29.7 million, $10.4 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the write-off of capitalized option deposits and pre-acquisition costs. Also, we evaluate the accounting for lot option purchase contracts in accordance with revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). Our obligation with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit. At December 31, 2006, the total purchase price for lots under option and total capitalized pre-acquisition costs were $779.3 million and $5.6 million, respectively.

Pursuant to FIN 46R, certain of these contracts create a variable interest, with the land seller being the variable interest entity (“VIE”) and, as such, may require us to consolidate the assets and liabilities of the VIE. We have evaluated all lot option purchase contracts that were executed or had significant modifications during 2006 pursuant to FIN 46R, and considered (1) what investments were at risk; (2) contractual obligations to perform; (3) expected changes in market prices of land over a given period; and (4) annual risk-free interest rates. Based on these evaluations, we determined that our interests in these VIEs did not result in significant variable interests or require us to consolidate the VIEs. Due to significant assumptions used in our evaluation process, it is possible that our evaluation of lot option contracts in the future could result in MDC being identified as the primary beneficiary, which could result in our consolidation of a VIE.

Since we own no equity interest in any of the unaffiliated VIEs that we must evaluate pursuant to FIN 46R, certain assumptions about the assets and liabilities of such entities are required. In certain cases, the fair value of the assets of the evaluated VIEs have been assumed to be the remaining contractual purchase price of the land or lots we are purchasing.

We periodically enter into lot option arrangements with third parties that will purchase or have purchased property at our direction which we may later acquire. We evaluate these transactions in accordance with FIN 46R as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”) to determine if we should record an asset and liability at the time we enter into the lot option contract. Factors considered include (1) amount of deposit at risk; (2) loss of anticipated future operating income associated with selling homes; (3) unreimbursed commitments to incur costs associated with lots; and (4) the uniqueness or location of the lots. Based upon these evaluations of lot option purchase contracts executed during 2006, we determined that no asset or liability was required to be recorded prior to the date of purchase.

Insurance Reserves. We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. Insurance reserves were $46.4 million and $32.2 million at December 31, 2006 and 2005, respectively. It is at least reasonably possible that a 10% change in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our income before income taxes. The process, however, of determining the provision necessarily involves risks that the actual results may deviate, perhaps substantially, from the estimates made.

RESULTS OF OPERATIONS

2006 Compared With 2005

Income Before Income Taxes. The table below summarizes our income before income taxes by segment (dollars in thousands).

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$235,954	$611,603	$(375,649)	-61%
Mountain	43,490	70,348	(26,858)	-38%
East	104,706	203,853	(99,147)	-49%
Other Homebuilding	(12,709)	6,538	(19,247)	-294%

Total Homebuilding	371,441	892,342	(520,901)	-58%
Financial Services and Other	45,186	34,964	10,222	29%
Corporate	(83,490)	(118,543)	35,053	-30%

Consolidated	$333,137	$808,763	$(475,626)	-59%

Income before income taxes in our homebuilding segments decreased during 2006, compared with 2005, primarily resulting from: (1) significant decreases in Home Gross Margins in each homebuilding segment; (2) closing fewer homes during 2006, compared with 2005, in each homebuilding segment; and (3) increases in marketing, commissions and general and administrative expenses in each homebuilding segment except for our Mountain segment. Additionally, during 2006 we incurred asset impairments in our West, Mountain, East and Other Homebuilding segments of $90.8 million, $1.9 million, $8.2 million and $11.1 million, respectively. We did not have any asset impairments during 2005. These decreases partially were offset by higher average selling prices for homes closed in each of our homebuilding segments.

Income before income taxes in our Financial Services and Other segment was $10.2 million higher during 2006, compared with 2005, primarily due to higher gains on sales of mortgage loans. Additionally, the loss before income taxes in our Corporate segment decreased $35.1 million during the year ended December 31, 2006, compared with 2005, primarily resulting from lower general and administrative expenses.

Total Revenue. The table below summarizes total revenue by segment (dollars in thousands).

	Years Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$2,871,040	$2,833,398	$37,642	1%
Mountain	730,489	834,270	(103,781)	-12%
East	628,508	732,132	(103,624)	-14%
Other Homebuilding	493,628	413,628	80,000	19%

Total Homebuilding	4,723,665	4,813,428	(89,763)	-2%
Financial Services and Other	103,243	87,849	15,394	18%
Corporate	1,788	1,487	301	20%
Intercompany adjustments	(26,954)	(10,175)	(16,779)	165%

Consolidated	$4,801,742	$4,892,589	$(90,847)	-2%

Total revenue for our West and Other Homebuilding segments increased $37.6 million and $80.0 million, respectively, during 2006, compared with 2005, primarily resulting from increases in home sales revenue.

Additionally, we sold certain land in Texas, as we continued to exit this market during the year, and in Arizona, which resulted in increased land sales revenue in these two segments. Total revenue in our Mountain and East segments decreased by a combined $207.4 million during the year ended December 31, 2006, compared with 2005, primarily due to lower home sales revenue.

Total revenue in our Financial Services and Other segment increased $15.4 million during 2006, compared with 2005, resulting from an increase in the dollar volume of mortgage loan originations and mortgage loans sold during 2006.

Intercompany adjustments relate to mortgage loan origination fees paid at the time of a home closing by our homebuilding subsidiaries to HomeAmerican on behalf of its homebuyers. During 2006, our homebuilding subsidiaries paid more mortgage loan origination fees on behalf of our homebuyers as a means of increasing incentives, resulting in the higher intercompany adjustments.

Home Sales Revenue. The table below summarizes home sales revenue by segment (dollars in thousands).

	Years Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$2,851,850	$2,828,424	$23,426	1%
Mountain	728,135	831,538	(103,403)	-12%
East	624,865	730,884	(106,019)	-15%
Other Homebuilding	472,660	412,029	60,631	15%

Total Homebuilding	4,677,510	4,802,875	(125,365)	-3%
Intercompany adjustments	(26,954)	(10,175)	(16,779)	165%

Consolidated	$4,650,556	$4,792,700	$(142,144)	-3%

Home sales revenue in our West segment increased slightly during 2006, compared with 2005, primarily resulting from a $67,400 increase in the average selling price of closed homes in Arizona during 2006. Also contributing to the increase were moderately higher average selling prices of closed homes in California and Nevada. These improvements partially were offset by closing 10% fewer homes in this segment during 2006, compared with 2005. Home sales revenue decreased $103.4 million in our Mountain segment during 2006, compared with 2005, as a result of closing 727 fewer homes in Colorado. This decrease partially was offset by increases in the average selling prices of closed homes in each market within the Mountain segment and a slight increase in the number of homes we closed in our Utah market.

Home sales revenue in our East segment decreased $106.0 million during the year ended December 31, 2006, compared with 2005, primarily as a result of closing 319 fewer homes in Virginia during 2006. This decrease partially was offset by increases in the average selling price of closed homes and the number of homes we closed in Maryland of 16% and 12%, respectively. In our Other Homebuilding segment, homes sales revenue increased $60.6 million during 2006, compared with 2005. This increase was due to an increase in the average selling price of closed homes in each market within the segment except for Illinois, which more than offset closing 311 fewer homes within this segment during 2006, compared with 2005.

Land Sales Revenue. Land sales revenue was $34.6 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 primarily resulted from the sale of land in our Texas market, as we continued to exit this market during 2006, and the sale of certain land in Arizona.

Other Revenue. The table below sets forth the components of other revenue (dollars in thousands).

	Years Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Gains on sales of mortgage loans, net	$58,262	$42,919	$15,343	36%
Broker origination fees	9,632	12,478	(2,846)	-23%
Insurance revenue	25,367	21,956	3,411	16%
Interest income, net	8,303	4,650	3,653	79%
Title and other	15,011	14,891	120	1%

Total other revenue	$116,575	$96,894	$19,681	20%

Other revenue increased $19.7 million during the year ended December 31, 2006, compared with 2005, primarily due to a $15.3 million increase in gains on the sales of mortgage loans, net. Increased dollar volumes of mortgage loan originations and mortgage loans sold during 2006 drove the higher gains. We achieved these increased volumes by improving our mortgage Capture Rate (as defined below), largely as a result of expanding the mortgage loan products that HomeAmerican could originate directly for our homebuyers, increases in the average loan amounts in connection with our higher average selling prices of closed homes and incentives offered to more of our homebuyers during 2006, compared with 2005, for using HomeAmerican mortgage products.

Insurance revenue consists primarily of insurance policy premiums Allegiant receives from their policyholders and commission revenue received by American Home Insurance. The 2006 increase primarily resulted from premium rate increases.

Title and other revenue primarily consists of revenue from American Home Title and the forfeiture of homebuyer deposits upon the cancellation of home sales contracts. The increase during 2006, compared with 2005, primarily was due to an increase in forfeited deposits resulting from our higher Cancellation Rate during 2006, partially offset by a decrease in revenue from American Home Title.

Home Cost of Sales. Home cost of sales increased $183.6 million, or 5%, during 2006, compared with 2005. This increase primarily was due to (1) higher land costs per closed home, as more of the lots on which we closed homes during 2006 were purchased in the higher-priced 2005 period; (2) building larger homes; and (3) more options and upgrades provided as incentives to our homebuyers. These increases more than offset the impact of closing 14% fewer homes during 2006, compared with 2005, and relatively lower commodity costs and subcontractors fees incurred when building our homes.

Asset Impairments. During the year ended December 31, 2006, we recorded impairments of our housing completed and under construction, land and land under development and intangible assets in the amounts of $25.0 million, $84.4 million and $2.6 million, respectively. We did not have any impairments during 2005. These impairments primarily were associated with nearly 2,500 owned lots in 57 subdivisions across all homebuilding segments. The impairments recorded during 2006 by segment are as follows (in thousands).

West	$90,802
Mountain	1,891
East	8,236
Other Homebuilding	11,098

Total impairment	$112,027

The impairments recorded in the West segment related to subdivisions in each market within the segment, most notably in California, which accounted for $60.3 million of the total impairment in the West segment.

Impairments recorded in our Mountain and East segments primarily related to subdivisions in our Colorado and Virginia markets, respectively. Additionally, the impairments we recorded in our Other Homebuilding segment primarily related to subdivisions in our Florida and Delaware Valley markets. These impairments, which relate to assets primarily purchased during 2005 and early 2006, were the result of continued slow sales paces and significant increases in the level of incentives offered to generate net home orders and maintain homes in Backlog until closing.

Marketing Expenses. Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other selling costs) were $128.9 million and $106.0 million for the years ended December 31, 2006 and 2005, respectively. The increase in 2006 primarily was due to increases of (1) $15.1 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; (2) $3.0 million in sales office expenses associated with the increase in our active subdivisions and model homes from 2005; and (3) $2.4 million in salaries and benefits incurred as a result of training and the aforementioned marketing efforts.

Commission Expenses. Commission expenses (which include direct incremental commissions paid for closed homes) were $151.1 million and $130.3 million for the years ended December 31, 2006 and 2005, respectively. The 2006 increase primarily was attributable to increases in commission rates paid to outside brokers in response to more competitive markets, as well as higher outside and in-house commissions resulting from increases in the average selling prices of homes closed during 2006, compared with 2005.

General and Administrative Expenses. The following table summarizes our general and administrative expenses (in thousands).

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding segments	$280,129	$236,695	$43,434	18%
Financial Services and Other	58,059	52,883	5,176	10%
Corporate	81,592	111,606	(30,014)	-27%

Total general and administrative expenses	$419,780	$401,184	$18,596	5%

General and administrative expenses for our homebuilding segments were $280.1 million and $236.7 million during the years ended December 31, 2006 and 2005, respectively. The $43.4 million increase primarily resulted from increases of (1) $19.3 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise; (2) $8.7 million in inter-company supervisory fees (“Supervisory Fees”); (3) $5.8 million in facility lease payments; (4) $5.1 million in depreciation and stock-based compensation; and (5) $7.3 million in legal and other general and administrative expenses. See Note 4 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

General and administrative expenses in our Financial Services and Other segment increased $5.2 million during the year ended December 31, 2006, compared with 2005, primarily due to an increase in insurance claim expenses resulting from actuarial adjustments in our insurance reserves.

Corporate general and administrative expenses totaled $81.6 million and $111.6 million for the years ended December 31, 2006 and 2005, respectively. The $30.0 million decrease primarily was attributable to (1) a $21.8 million decrease in executive bonuses, including amounts paid pursuant to the Company’s executive bonus plan and discretionary bonuses; (2) a $7.0 million decrease in salaries and non-executive bonuses, as we reduced our employee headcount in response to the downturn in the homebuilding industry; and (3) an increase of $8.7 million in Supervisory Fees charged to the homebuilding segments and the Financial Services and Other segment. The cost reductions more than offset the impact of the adoption of SFAS 123(R) in January 2006, which resulted in $14.8 million in stock-based compensation expense associated with stock options during 2006, compared with no related expenses in 2005.

Related Party Expenses. Related party expenses were $3.7 million and $8.4 million for the years ended December 31, 2006 and 2005, respectively, and primarily relate to contributions we made to the MDC/Richmond American Homes Foundation (the “Foundation”). We contributed $3.3 million and $8.1 million in the form of MDC common stock in 2006 and 2005, respectively, to the Foundation.

The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code. Certain directors and officers of the Company are the trustees and officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of at least three members of the board of trustees and, accordingly, none of the trustees should be deemed to beneficially own such shares.

Income Taxes. Our overall effective income tax rates were 35.7% and 37.5% for the years ended December 31, 2006 and 2005, respectively. The decrease in our effective tax rate during 2006, compared with 2005, primarily was due to the release of previously accrued taxes and the increased benefit resulting from the Internal Revenue Code Section 199 manufacturing deduction (“Section 199”). These decreases to our effective tax rate reduced our income tax expense for 2006 by approximately $6.0 million.

2005 Compared With 2004

Income Before Income Taxes. The table below summarizes our income before income taxes by segment (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Homebuilding
West	$611,603	$515,142	$96,461	19%
Mountain	70,348	67,993	2,355	3%
East	203,853	143,273	60,580	42%
Other Homebuilding	6,538	(11,941)	18,479	-155%

Total Homebuilding	892,342	714,467	177,875	25%

Financial Services and Other	34,964	23,213	11,751	51%
Corporate	(118,543)	(100,766)	(17,777)	18%

Consolidated	$808,763	$636,914	$171,849	27%

Income before income taxes rose $171.8 million in 2005, compared with 2004. This growth primarily resulted from increases of $177.9 million and $11.8 million from our homebuilding segments and the Financial Services and Other segment, respectively, partially offset by an increase in the loss from operations from our Corporate segment of $17.8 million. Income before income taxes for our homebuilding segments increased primarily due to the higher number of closed homes, an increase of $30,400 in our average selling prices, as well as a 50 basis point increase in Home Gross Margins. The increase in income before income taxes for our Financial Services and Other segment primarily resulted from a $14.6 million increase in gain on sales of mortgage loans. Loss from operations for our Corporate segment increased $17.8 million primarily due to an increase in general and administrative expenses.

Total Revenue. The table below summarizes total revenue by segment (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Homebuilding
West	$2,833,398	$2,384,389	$449,009	19%
Mountain	834,270	730,271	103,999	14%
East	732,132	630,895	101,237	16%
Other Homebuilding	413,628	199,114	214,514	108%

Total Homebuilding	4,813,428	3,944,669	868,759	22%

Financial Services and Other	87,849	76,583	11,266	15%
Corporate	1,487	818	669	82%
Intercompany adjustments	(10,175)	(9,176)	(999)	11%

Consolidated	$4,892,589	$4,012,894	$879,695	22%

Total revenue for our homebuilding segments increased $868.8 million during 2005, compared with 2004, as a result of higher homes sales revenue from each of our homebuilding segments. Total revenue for our Financial Services and Other segment increased $11.3 million during 2005, compared with 2004, resulting primarily from higher gain on sales of mortgage loans, offset in part by lower broker origination fees.

Home Sales Revenue. The table below summarizes home sales revenue by segment (dollars in thousands).

	Years Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Homebuilding
West	$2,828,424	$2,381,646	$446,778	19%
Mountain	831,538	728,498	103,040	14%
East	730,884	629,808	101,076	16%
Other Homebuilding	412,029	192,061	219,968	115%

Total Homebuilding	4,802,875	3,932,013	870,862	22%

Intercompany adjustments	(10,175)	(9,176)	(999)	11%

Consolidated	$4,792,700	$3,922,837	$869,863	22%

Home sales revenue increased in each of our homebuilding segments during 2005, compared with 2004. The increased home sales revenue in our West, Mountain and Other Homebuilding segments primarily was driven by increases in the number of closed homes during 2005, compared with 2004, as well as increases in the average selling price for closed homes within each market comprising these segments. The increase in home sales revenue in our East segment was the result of increases in the average selling price of closed homes in both our Maryland and Virginia markets, partially offset by the impact of closing fewer homes in this segment during 2005, compared with 2004.

Other Revenue. The table below sets forth the components of other revenue (dollars in thousands).

	Years Ended December 31,		Change
	2005	2004	Amount	%
Gains on sales of mortgage loans, net	$42,919	$28,302	$14,617	52%
Broker origination fees	12,478	21,175	(8,697)	-41%
Insurance revenue	21,956	15,752	6,204	39%
Interest income, net	4,650	4,879	(229)	-5%
Title and other	14,891	11,051	3,840	35%

Total other revenue	$96,894	$81,159	$15,735	19%

Total other revenue increased $15.7 million during 2005, compared with 2004. This increase primarily was due to higher gains on sales of mortgage loans, net. Gains on sales of mortgage loans, net increased primarily due to higher levels of mortgage loans originated resulting from closing more homes during 2005, compared with 2004. These higher gains also were impacted positively by the new loan sale program adopted by HomeAmerican during the fourth quarter of 2005. This program enabled HomeAmerican to sell a substantial number of loans to a third party purchaser in less than five days from origination, compared with the historical pattern of selling loans to third party purchasers within 45 days of origination. Partially offsetting this increase were decreases in broker origination fees during 2005, compared with 2004, as a result of the Company experiencing a more competitive mortgage pricing environment in 2005. This competitive environment contributed to HomeAmerican originating a higher percentage of less-valuable adjustable rate mortgage loans, which was offset partially by brokering a lower percentage of total loans to third party mortgage companies by virtue of HomeAmerican’s expansion of available product offerings.

The increase in insurance revenue during 2005, compared with 2004, primarily resulted from higher home construction costs as premiums received by Allegiant are generally based upon the volume of construction work performed.

Home Cost of Sales. Home cost of sales in 2005 increased 21% over 2004 primarily as a result of a 10% increase in the number of closed homes, as discussed in the Homebuilding Operating Activities section below. Also contributing to this increase were higher costs associated with the construction of our homes, primarily resulting from building larger homes and higher commodity costs incurred when building our homes.

Marketing Expenses. Marketing expenses totaled $106.0 million and $92.6 million in 2005 and 2004, respectively. The $13.4 million rise in 2005 primarily was due to increases of (1) $5.3 million in amortization of deferred marketing costs resulting from our higher home closings; (2) $3.7 million in salaries and benefits attributable to our expanding homebuilding operations in new and existing markets; and (3) $2.7 million in product advertising in connection with our increased number of active subdivisions.

Commission Expenses. Commission expenses increased by 23% to $130.3 million in 2005 from $106.0 million in 2004. This increase in 2005 was attributable to the 22% rise in home sales revenues resulting from higher average selling prices and homes closed.

General and Administrative Expenses. The following table summarizes our general and administrative expenses (dollars in thousands).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Homebuilding segments	$236,695	$179,612	$57,083	32%
Financial Services and Other	52,883	53,368	(485)	-1%
Corporate	111,606	94,832	16,774	18%

Total general and administrative expenses	$401,184	$327,812	$73,372	22%

General and administrative expenses for our homebuilding segments totaled $236.7 million and $179.6 million for the years ended December 31, 2005 and 2004, respectively. The increase of $57.1 million primarily resulted from an increase of approximately $30.6 million in compensation and other employee benefit-related costs associated with the expanded operations in many of our markets, most notably California, Nevada, Arizona, Florida and Virginia. Also impacting the increase in general and administrative expense was a $5.4 million increase in building rent and office-related expenses. Included in homebuilding general and administrative expenses are Supervisory Fees charged by Corporate to our other reportable segments. Supervisory Fees included in general and administrative expense for the homebuilding segments were $35.3 million and $25.0 million for the years ended December 31, 2005 and 2004, respectively. The $10.3 million increase in Supervisory Fees for our homebuilding segments primarily was due to our continued growth in 2005, compared with 2004.

General and administrative expenses for the operations of our Financial Services and Other segment remained flat in 2005, compared with 2004. Supervisory Fees included in general and administrative expense for the Financial Services and Other segment were $0.5 million for each of the years ended December 31, 2005 and 2004.

General and administrative expenses for our Corporate segment totaled $111.6 million for 2005, compared with $94.8 million in 2004. The 2005 general and administrative expenses for our Corporate segment were impacted by increases in compensation-related costs of approximately $18.2 million, primarily resulting from our higher profitability.

Related Party Expenses. Related party expenses were $8.4 million and $6.8 million for the years ended December 31, 2005 and 2004, respectively, and primarily relate to payments we made to the Foundation. We contributed $8.1 million and $6.3 million in the form of MDC common stock in 2005 and 2004, respectively, to the Foundation.

Income Taxes. Our overall effective income tax rates were 37.5% and 38.6% in 2005 and 2004, respectively. The decrease in our effective tax rate during 2005, compared with 2004, primarily was due to the impact of the Section 199 deduction, as well as a reduction in our state effective income tax rate. These decreases to our 2005 effective tax rate reduced our income tax expense for 2005 by approximately $8.9 million.

Homebuilding Operating Activities—2006 Compared With 2005 (dollars in thousands).

The table below set forth information relating to Home Gross Margins and orders for homes.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Home Gross Margin	22.2%	28.3%	-6.1%

Orders For Homes, net (Units)
Arizona	2,758	3,627	(869)	-24%
California	1,450	2,060	(610)	-30%
Nevada	2,048	3,293	(1,245)	-38%

West	6,256	8,980	(2,724)	-30%

Colorado	1,139	2,075	(936)	-45%
Utah	1,049	953	96	10%

Mountain	2,188	3,028	(840)	-28%

Maryland	380	423	(43)	-10%
Virginia	462	739	(277)	-37%

East	842	1,162	(320)	-28%

Delaware Valley	138	191	(53)	-28%
Florida	519	1,044	(525)	-50%
Illinois	117	148	(31)	-21%
Texas	169	781	(612)	-78%

Other Homebuilding	943	2,164	(1,221)	-56%

Total	10,229	15,334	(5,105)	-33%

Estimated Value of Orders for Homes, net	$3,467,000	$5,233,000	$(1,766,000)	-34%

Estimated Average Selling Price of Orders for Homes, net	$338.9	$341.3	$(2.4)	-1%

Cancellation Rate	43.4%	23.7%	19.7%

Orders for Homes. During the year ended December 31, 2006 and 2005, we received 10,299 and 15,334 net home orders, respectively. Each of our homebuilding segments experienced year-over-year declines in net home orders, driven in part by significant increases in our Cancellation Rate (as defined below), fewer gross orders taken in each market within our homebuilding segments except Utah, Arizona, Maryland and Delaware Valley, and increases in competition resulting from higher inventory levels of new and existing homes. We believe that prospective homebuyers have been delaying home purchases during this period of uncertainty. We continued to respond to the increased Cancellation Rate and the uncertainty in the homebuilding market by increasing incentives and offering limited time sales promotions, with the objective of improving our sales velocity.

Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses, and excludes commissions, amortization of deferred marketing costs and impairment charges) as a percent of home sales revenue. The decrease in 2006 primarily resulted from offering higher sales incentives in order to generate net home orders and subsequent home closings, increases in the cost of land and higher home construction costs incurred in building larger homes which we were unable to recover through increases in the average selling prices for our closed homes. These factors contributed to significant reductions in 2006 to Home Gross Margins in California, Nevada and Virginia.

Future Home Gross Margins may be impacted by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to raise home prices and maintain lower levels of incentives; (2) the impact of changes in demand for homes in our markets; (3) adverse weather; (4) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; (5) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (6) the impact of being unable to sell mortgage loans on a timely basis given the increase in low or no down payment mortgage products being offered by HomeAmerican, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” above.

Cancellation Rate. We define our home order “Cancellation Rate” as total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Cancellation Rates were 43.4% and 23.7% for the years ended December 31, 2006 and 2005, respectively. Cancellation Rates increased significantly in nearly all markets, most notably Arizona, California, Florida and Virginia. The increases in Cancellation Rates in these markets resulted primarily from (1) what appears to be an exit of speculators from the new home market; (2) an increased supply of new and previously owned homes available to be purchased, which has made it more difficult for homebuyers to sell their existing homes; (3) increased uncertainty regarding the housing market and the lack of home price appreciation; and (4) increased incentives being offered by competitors.

Homes Closed. The following table below set forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	3,353	3,671	(318)	-9%
California	1,788	2,102	(314)	-15%
Nevada	2,756	3,016	(260)	-9%

West	7,897	8,789	(892)	-10%

Colorado	1,463	2,190	(727)	-33%
Utah	922	904	18	2%

Mountain	2,385	3,094	(709)	-23%

Maryland	444	397	47	12%
Virginia	707	1,026	(319)	-31%

East	1,151	1,423	(272)	-19%

Delaware Valley	200	33	167	N/A
Florida	921	1,083	(162)	-15%
Illinois	174	86	88	102%
Texas	395	799	(404)	-51%

Other Homebuilding	1,690	2,001	(311)	-16%

Total	13,123	15,307	(2,184)	-14%

Our home closings were down in each homebuilding segment during 2006, compared with 2005. In our West segment, we closed 892 fewer homes primarily due to decreases in net home orders received during the 2006 spring selling season and significant increases in the Cancellation Rates within each market of the segment. Also contributing to the decrease in West segment home closings was a lower Backlog in our Arizona and California markets at the beginning of the 2006 year, compared with 2005. The decreases in closed homes during 2006 in our Mountain and East segments primarily were driven by fewer home closings in the Colorado and Virginia markets, respectively, resulting from lower Backlogs at the beginning of the 2006 period, compared with 2005. The decrease in home closings in our Other Homebuilding segment resulted from closing fewer homes in our Florida and Texas markets, offset in part by increased home closings in our Delaware Valley and Illinois markets. We closed fewer homes during 2006 in Florida primarily due to a lower Backlog at the beginning of the 2006 period, compared with 2005. Additionally, we closed fewer homes in Texas, as we continued to close down our operations in this market. Our closed homes increased in Delaware Valley and Illinois primarily due to these start-up markets becoming more established during 2006.

Backlog. The following table below set forth information relating to Backlog within each market of our homebuilding segments.

	December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	1,504	2,099	(595)	-28%
California	427	765	(338)	-44%
Nevada	315	1,023	(708)	-69%

West	2,246	3,887	(1,641)	-42%

Colorado	253	577	(324)	-56%
Utah	465	338	127	38%

Mountain	718	915	(197)	-22%

Maryland	187	251	(64)	-25%
Virginia	136	381	(245)	-64%

East	323	632	(309)	-49%

Delaware Valley	119	181	(62)	-34%
Florida	197	599	(402)	-67%
Illinois	23	80	(57)	-71%
Texas	12	238	(226)	-95%

Other Homebuilding	351	1,098	(747)	-68%

Total	3,638	6,532	(2,894)	-44%

Backlog Estimated Sales Value	$1,300,000	$2,440,000	$(1,140,000)	-47%

Estimated Average Selling Price of Homes in Backlog	$357.3	$373.5	$(16.2)	-4%

We define “Backlog” as homes under contract but not yet delivered. At December 31, 2006 and 2005, we had 3,638 and 6,532 homes in Backlog, respectively. Because our change in Backlog during the 2006 period equals total net home orders received during 2006 less homes closed during 2006, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. Assuming we do not experience significant increases in our future Cancellation Rates, as we experienced in 2006 compared with 2005, and assuming no further significant long-standing deterioration in market conditions or rises in mortgage interest rates, we estimate that approximately 55% to 70% of our December 31, 2006 Backlog will close under existing sales contracts during 2007. The remaining 30% to 45% of the homes in Backlog are not expected to close under existing contracts due to cancellations. See “Forward-Looking Statements” above.

The estimated Backlog sales value decreased from $2.4 billion at December 31, 2005 to $1.3 billion at December 31, 2006, primarily due to the 44% decrease in homes in Backlog and a 4% decrease in the estimated average selling price of homes in Backlog. This decrease was most notable in our West segment, where the estimated Backlog sales value decreased by more than $200 million in each market of this segment. Estimated Backlog sales value also declined during 2006, compared with 2005, in each market of our East and Other Homebuilding segments. Our Mountain segment remained relatively flat at December 31, 2006, compared with December 31, 2005, where we experienced a higher estimated Backlog sales value in Utah, offset by a decrease in Colorado. The increase in Utah primarily resulted from a higher Backlog at December 31, 2006, compared with December 31, 2005, and an increase in the estimated average selling price of homes in Backlog.

Average Selling Prices Per Home Closed. The following table displays our average selling prices per home closed, by market.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	$294.6	$227.2	$67.4	30%
California	558.7	512.6	46.1	9%
Colorado	308.7	286.3	22.4	8%
Delaware Valley	405.7	369.6	36.1	10%
Florida	284.8	219.9	64.9	30%
Illinois	367.5	389.4	(21.9)	-6%
Maryland	558.0	482.8	75.2	16%
Nevada	317.5	305.8	11.7	4%
Texas	165.9	160.6	5.3	3%
Utah	303.3	226.4	76.9	34%
Virginia	536.3	527.1	9.2	2%
Total	$354.4	$313.1	$41.3	13%

During 2006, we experienced a 13% increase in the average selling price of homes closed, compared with 2005, as the average selling prices of homes closed increased in most of our markets. Increases during 2006 were most notable in Arizona, Florida, Maryland and Utah, where the average selling prices for homes closed increased in excess of $60,000, primarily due to changes in the style and size of our single-family detached homes being closed in these markets. The average selling prices for homes in most of our markets were, however, negatively impacted by increased levels of incentives in response to the lower demand for new homes during this down cycle. The average selling price of homes closed in 2006 was impacted favorably by closing fewer homes in Texas during 2006, compared with 2005, where the average selling price was more than $185,000 below the Company average.

Active Subdivisions. The following table displays the number of our active subdivisions within each market of our homebuilding segments. We define an “active subdivision” as a subdivision that has sold five homes or more and has more than five homes available to be sold and closed.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	67	54	13	24%
California	45	34	11	32%
Nevada	41	43	(2)	-5%

West	153	131	22	17%

Colorado	47	57	(10)	-18%
Utah	22	18	4	22%

Mountain	69	75	(6)	-8%

Maryland	19	11	8	73%
Virginia	19	20	(1)	-5%

East	38	31	7	23%

Delaware Valley	8	7	1	14%
Florida	30	19	11	58%
Illinois	6	8	(2)	-25%
Texas	2	21	(19)	-90%

Other Homebuilding	46	55	(9)	-16%

Total	306	292	14	5%

Land Inventory. The following table shows the carrying value of land and land under development for each market within our homebuilding segments.

	December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	$284,407	$263,849	$20,558	8%
California	391,170	503,491	(112,321)	-22%
Nevada	305,089	341,437	(36,348)	-11%

West	980,666	1,108,777	(128,111)	-12%

Colorado	191,456	154,465	36,991	24%
Utah	90,607	62,264	28,343	46%

Mountain	282,063	216,729	65,334	30%

Maryland	76,981	89,721	(12,740)	-14%
Virginia	108,646	98,278	10,368	11%

East	185,627	187,999	(2,372)	-1%

Delaware Valley	29,345	46,561	(17,216)	-37%
Florida	74,149	68,950	5,199	8%
Illinois	23,105	33,421	(10,316)	-31%
Texas	203	15,511	(15,308)	-99%

Other Homebuilding	126,802	164,443	(37,641)	-23%

Total	$1,575,158	$1,677,948	$(102,790)	-6%

The tables below shows the total number of lots owned (excluding lots in housing completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments.

	December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Lots Owned
Arizona	6,368	7,385	(1,017)	-14%
California	2,802	3,367	(565)	-17%
Nevada	2,747	4,055	(1,308)	-32%

West	11,917	14,807	(2,890)	-20%

Colorado	3,479	3,639	(160)	-4%
Utah	1,185	964	221	23%

Mountain	4,664	4,603	61	1%

Maryland	528	679	(151)	-22%
Virginia	643	783	(140)	-18%

East	1,171	1,462	(291)	-20%

Delaware Valley	265	471	(206)	-44%
Florida	1,093	1,201	(108)	-9%
Illinois	287	430	(143)	-33%
Texas	13	471	(458)	-97%

Other Homebuilding	1,658	2,573	(915)	-36%

Total	19,410	23,445	(4,035)	-17%

Lots Controlled Under Option
Arizona	744	3,650	(2,906)	-80%
California	387	2,005	(1,618)	-81%
Nevada	250	1,400	(1,150)	-82%

West	1,381	7,055	(5,674)	-80%

Colorado	801	2,198	(1,397)	-64%
Utah	91	418	(327)	-78%

Mountain	892	2,616	(1,724)	-66%

Maryland	960	1,173	(213)	-18%
Virginia	2,381	3,224	(843)	-26%

East	3,341	4,397	(1,056)	-24%

Delaware Valley	683	1,283	(600)	-47%
Florida	1,800	3,202	(1,402)	-44%
Illinois	—	186	(186)	-100%
Texas	—	80	(80)	-100%

Other Homebuilding	2,483	4,751	(2,268)	-48%

Total	8,097	18,819	(10,722)	-57%

Total Lots Owned and Controlled	27,507	42,264	(14,757)	-35%

During 2006, we focused on strengthening our balance sheet through management of the total number of lots we own and that we control under option. Accordingly, the total number of lots owned decreased in each homebuilding segment, except for the Mountain segment. In the Mountain segment, the total number of lots owned decreased in Colorado; however, we increased the number of owned lots in Utah, as this market continued

to yield positive results for the Company. Total lots owned in each market of the West, East and Other Homebuilding segments decreased, as we limited our new land acquisitions due to the deterioration in home demand conditions in each respective market. Additionally, the total number of lots under option at December 31, 2006 decreased 57% from December 31, 2005, primarily from the termination of lot option contracts whose terms were not consistent with our strict underwriting criteria. As a result, we experienced increases in expenses associated with the write-off of option deposits and pre-acquisition costs, as well as a significant reduction in the amount of non-refundable option deposits at December 31, 2006, compared with December 31, 2005.

The table below shows the amount of non-refundable option deposits.

	December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Cash	$20,228	$48,157	$(27,929)	-58%
Letters of Credit	14,224	23,142	(8,918)	-39%

Total Non-refundable Option Deposits	$34,452	$71,299	$(36,847)	-51%

Homebuilding Operating Activities – 2005 Compared With 2004 (dollars in thousands).

The table below sets forth information relating to Home Gross Margins and orders for homes.

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Home Gross Margin	28.3%	27.8%	0.5%

Orders For Homes, net (Units)
Arizona	3,627	4,066	(439)	-11%
California	2,060	2,034	26	1%
Nevada	3,293	2,596	697	27%

West	8,980	8,696	284	3%

Colorado	2,075	2,276	(201)	-9%
Utah	953	753	200	27%

Mountain	3,028	3,029	(1)	0%

Maryland	423	341	82	24%
Virginia	739	886	(147)	-17%

East	1,162	1,227	(65)	-5%

Delaware Valley	191	23	168	N/A
Florida	1,044	446	598	134%
Illinois	148	20	128	N/A
Texas	781	807	(26)	-3%

Other Homebuilding	2,164	1,296	868	67%

Total	15,334	14,248	1,086	8%

Cancellation Rate	23.7%	25.3%	-1.6%

Orders for Homes. Orders for homes, net of cancellations, increased 8% in 2005 from 2004, primarily resulting from increases in our West and Other Homebuilding segments. The increase in net home orders in our West segment primarily was due to a 54% increase in active subdivisions from 2004 in our Nevada market, and stronger demand for new homes during 2005, compared with 2004. This improvement partially was offset by decreased net home orders in Arizona, where we experienced a sharp reduction in the number of net home orders per active subdivision from the unsustainably high levels experienced in this market during 2004, to a level more consistent with previous years. The increase in our Other Homebuilding segment primarily resulted from an increase in active subdivisions in Florida due to the purchase of certain homebuilding assets from Watson Home Builders, Inc. in September 2004. Additionally, we received 339 net home orders during 2005 from our markets in Delaware Valley and Illinois, compared with 43 during 2004, primarily due to an increase in the number of active subdivisions during 2005 resulting from our on-going efforts to grow in these markets.

While net home orders remained flat in our Mountain segment during 2005, compared with 2004, we did receive an increase of 200 net home orders in Utah, despite an 18% decline in active subdivisions, due to the strong demand for new homes that we experienced in this market during 2005. This improvement was offset by a decline in Colorado, resulting from a more competitive environment for new homes in this market. Net home orders decreased in our East segment, primarily due to a decline in the number of active subdivisions, as well as an increase in our 2005 fourth quarter cancellations from the same period in 2004 in our Virginia market.

Home Gross Margins. Home Gross Margins increased 50 basis points to 28.3% in 2005 from 27.8% in 2004. We experienced particularly strong year-over-year improvements in Home Gross Margins in Virginia, Maryland and Arizona, primarily as a result of increases in the average selling prices during 2005, compared with 2004, in each of these markets. In addition, we were able to moderate the impact of labor and material cost increases through national purchasing programs, limiting the impact on Home Gross Margins across the Company. These increases partially were offset by decreases in Home Gross Margins in our Nevada market, primarily resulting from increases in the cost of land and construction materials used in building new homes. Despite year-over-year improvements in Home Gross Margins in Utah and Florida, the 50 basis point improvement in Home Gross Margin partially was offset by the impact of closing a greater number of homes in these markets where Home Gross Margins were lower than the Company average. Additionally, Home Gross Margins were lower in Colorado, primarily due to a more competitive environment for new homes in this market.

Homes Closed. The following table below sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Arizona	3,671	3,256	415	13%
California	2,102	2,346	(244)	-10%
Nevada	3,016	2,736	280	10%

West	8,789	8,338	451	5%

Colorado	2,190	2,318	(128)	-6%
Utah	904	615	289	47%

Mountain	3,094	2,933	161	5%

Maryland	397	385	12	3%
Virginia	1,026	1,072	(46)	-4%

East	1,423	1,457	(34)	-2%

Delaware Valley	33	—	33	N/A
Florida	1,083	452	631	140%
Illinois	86	2	84	N/A
Texas	799	694	105	15%

Other Homebuilding	2,001	1,148	853	74%

Total	15,307	13,876	1,431	10%

Home closings increased in our West segment primarily due to higher year-over-year Backlog at the beginning of 2005 in Arizona, compared with the start of the prior year, and by a 39% increase in the number of active subdivisions at the end of 2005 in Nevada, compared with the end of 2004. These increases partially were offset by fewer homes closed in California, primarily due to lower Backlog at the beginning of 2005, compared with the beginning of 2004, and lower net home orders received during the first six months of 2005, compared with the same period in 2004. Home closings increased in our Mountain segment, primarily due to higher year-over-year Backlog in our Utah market at the beginning of the 2005, compared with the start of 2004, offset in part by closing fewer homes in Colorado, where we had lower Backlog at the beginning of 2005, compared with the beginning of 2004, and lower net home orders received during the first six months of 2005, compared with the same period in 2004. Home closings increased in our Other Homebuilding segment, primarily due to increases in Florida, resulting from of our September 2004 acquisition of certain assets of Watson Home Builders, Inc.

Backlog. The following table below sets forth information relating to Backlog for each market within our homebuilding segments.

	December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Arizona	2,099	2,143	(44)	-2%
California	765	807	(42)	-5%
Nevada	1,023	746	277	37%

West	3,887	3,696	191	5%

Colorado	577	692	(115)	-17%
Utah	338	289	49	17%

Mountain	915	981	(66)	-7%

Maryland	251	225	26	12%
Virginia	381	668	(287)	-43%

East	632	893	(261)	-29%

Delaware Valley	181	23	158	N/A
Florida	599	638	(39)	-6%
Illinois	80	18	62	N/A
Texas	238	256	(18)	-7%

Other Homebuilding	1,098	935	163	17%

Total	6,532	6,505	27	0%

Backlog Estimated Sales Value	$2,440,000	$1,920,000	$520,000	27%

Estimated Average Selling Price of Homes in Backlog	$373.5	$295.2	$78.3	27%

At December 31, 2005 and 2004, we had 6,532 homes and 6,505 homes in our Backlog. Because our change in Backlog during the 2005 period equals total net home orders received during 2005 less homes closed during 2005, refer to the aforementioned discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. Although homes in Backlog remained relatively flat at the end of 2005, compared with 2004, increases in the average selling prices for homes in Backlog resulted in the estimated Backlog sales value increasing by 27% to $2.4 billion at December 31, 2005 from $1.9 billion at December 31, 2004. This increase was due in part to higher Backlog sales value in our West segment, primarily driven by increases in the average price of our homes in Backlog in our Nevada and Arizona markets. Also contributing to the total increase in the estimated Backlog sales value were higher average prices of homes in Backlog in most markets within our Other Homebuilding segment. These improvements partially were offset by a lower estimated Backlog sales value for our East segment, particularly in our Virginia market.

Average Selling Prices Per Home Closed. The following table displays our average selling prices per home closed, by market.

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Arizona	$227.2	$192.7	$34.5	18%
California	512.6	459.5	53.1	12%
Colorado	286.3	265.3	21.0	8%
Delaware Valley	369.6	—	369.6	N/A
Florida	219.9	180.6	39.3	22%
Illinois	389.4	496.9	(107.5)	-22%
Maryland	482.8	419.6	63.2	15%
Nevada	305.8	247.2	58.6	24%
Texas	160.6	157.7	2.9	2%
Utah	226.4	184.7	41.7	23%
Virginia	527.1	436.8	90.3	21%
Total	$313.1	$282.7	$30.4	11%

The average selling price per home closed increased $30,400 to $313,100 in 2005 from $282,700 in 2004. This increase primarily was attributable to higher average selling prices in most of our markets, particularly in Virginia, Maryland, Nevada and California, where the average selling prices increased in excess of $50,000 per home. Additionally, approximately 25% of our homes closed during 2005 and 2004 were in Arizona, where we experienced a $34,500 increase in average selling price in 2005. These increases partially were offset by closing a higher percentage of homes in our Florida market, whose average selling prices were below the Company average. The substantial rate of home price increases experienced in Nevada and Arizona during 2003 and 2004 moderated to more normalized levels during 2005.

Active Subdivisions. The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	Year Ended December 31,		2006 Increase (Decrease)
	2005	2004	Amount	%
Arizona	54	32	22	69%
California	34	22	12	55%
Nevada	43	31	12	39%

West	131	85	46	54%

Colorado	57	53	4	8%
Utah	18	22	(4)	-18%

Mountain	75	75	—	0%

Maryland	11	11	—	0%
Virginia	20	26	(6)	-23%

East	31	37	(6)	-16%

Delaware Valley	7	2	5	N/A
Florida	19	18	1	6%
Illinois	8	1	7	N/A
Texas	21	24	(3)	-13%

Other Homebuilding	55	45	10	22%

Total	292	242	50	21%

Other Operating Results—2006 Compared With 2005 (dollars in thousands).

HomeAmerican Operating Activities. The following table sets forth the information relating to our HomeAmerican operations.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Principal amount of mortgage loans originated	$2,363,906	$1,949,863	$414,043	21%
Principal amount of mortgage loans brokered	$701,498	$964,977	$(263,479)	-27%
Capture Rate	59%	49%	10%
Including brokered loans	76%	72%	4%

Mortgage product (% of mortgage loans originated)
Fixed rate	53%	53%	0%
Adjustable rate—interest only	40%	37%	3%
Adjustable rate—other	7%	10%	-3%

During 2006, the principal amount of mortgage loans originated increased by $414.0 million, compared with 2005. This increase primarily was due to an increase in our Capture Rate, as well as an increase in the average principal amount of mortgage loans originated by HomeAmerican. The increase in our Capture Rate primarily resulted from (1) having more mortgage loan products offered to our homebuyers through HomeAmerican, which include, among other things, interest only mortgage loans and mortgage programs with low or no down payments; (2) increased management focus on providing competitive mortgage loan products rather than brokering these loans to third parties; and (3) incentives offered to more of our homebuyers during 2006, compared with 2005, for using HomeAmerican mortgage products. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings. Brokered loans, for which HomeAmerican received a fee, have been excluded from the computation of the Capture Rate. Our homebuyers were the source of approximately 99% of the principal amount of mortgage loans originated and brokered by HomeAmerican in 2006 and 2005.

Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All interest incurred by our Corporate and homebuilding segments during 2006 and 2005 was capitalized. Interest incurred by our Corporate and homebuilding segments increased to $58.1 million in 2006, compared with $51.9 million in 2005. The increase in 2006 primarily was due to an increase in the average debt balance in 2006 as we issued senior notes in the second half of 2005. For a reconciliation of interest incurred, capitalized and expensed, see Note 16 to our Consolidated Financial Statements.

Other Operating Results—2005 Compared With 2004 (dollars in thousands).

HomeAmerican Operating Activities. The following table sets forth the information relating to our HomeAmerican operations.

	Year Ended December 31,		2005 Increase (Decrease)
	2005	2004	Amount	%
Principal amount of mortgage loans originated	$1,949,863	$1,652,206	$297,657	18%
Principal amount of mortgage loans brokered	$964,977	$749,440	$215,537	29%
Capture Rate	49%	53%	-4%
Including brokered loans	72%	74%	-2%
Mortgage product (% of mortgage loans originated)
Fixed rate	53%	60%	-7%
Adjustable rate—interest only	37%	24%	13%
Adjustable rate—other	10%	16%	-6%

The principal amount of originated mortgage loans increased 18% in 2005, compared with 2004. This increase primarily was due to the increased level of homes closed and increases in the average balance for mortgage loans originated by HomeAmerican, partially offset by a decline in our Capture Rate.

Interest Activity. Interest incurred by our Corporate and homebuilding segments increased to $51.9 million in 2005, compared with $32.9 million in 2004. The increase in 2005 primarily was due to an increase in the average debt balance. For a reconciliation of interest incurred, capitalized and expensed, see Note 16 to our Consolidated Financial Statements.

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

Capital Resources.

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business.” See “Forward-Looking Statements” above.

Lines of Credit and Notes Payable.

Homebuilding. Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding operations. On March 22, 2006, we amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR that is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At December 31, 2006 and 2005, there were no borrowings under the Homebuilding Line and there were $53.4 million and $68.3 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line. We borrowed funds during 2006 at interest rates ranging from 5.44% to 7.75%. At December 31, 2006, we could have borrowed funds at an interest rate of 6.0%.

Mortgage Lending. Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Fourth Amended and Restated

Warehousing Credit Agreement dated as of September 5, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At December 31, 2006, $130.5 million was borrowed and an additional $31.5 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2006 and 2005, the interest rates on the Mortgage Line were 6.3% and 5.4%, respectively.

General. The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission (the “SEC”) and are listed as Exhibits in Part IV of this Annual Report on Form 10-K.

The financial covenants contained in the Homebuilding Line agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “consolidated tangible net worth,” as defined, must not be less than (1) $1.360 billion; plus (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, earned after September 30, 2005; plus (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005; minus (4) the lesser of (A) the aggregate amount paid by “borrower” after September 30, 2005 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth” must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after September 30, 2005; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

At December 31, 2006, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $1.65 billion.

MDC Common Stock Repurchase Program.

At December 31, 2006, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2006.

Consolidated Cash Flow.

Year Ended December 31, 2006. We generated $363.0 million in cash from operating activities for the year ended December 31, 2006. The increase in our cash primarily resulted from our net income including non-cash activities of $360.4 million and $134.8 million from decreases in our homebuilding inventories, as we focused on managing our balance sheet during this down cycle in the homebuilding industry. To that end, we reduced the total number of lots owned by 4,035 units, or 17%, from December 31, 2005. The decrease in total lots owned was led by the markets in our West segment, where we owned 2,890 fewer lots at December 31, 2006, compared with 2005. This decline resulted from the deterioration in home demand conditions within each market of this segment. Also contributing to our cash provided by operating activities was $39.3 million from decreases in our home sales and other receivables and mortgage loans held in inventory, net. These decreases resulted from closing more homes during the 2005 fourth quarter, compared with the 2006 fourth quarter, and selling the high volume of mortgage loans that were originated for these closed homes during 2006. Partially offsetting these cash proceeds, we used $69.8 million to reduce our income tax payables, primarily relating to payments made during 2006 associated with our 2005 income tax obligations. Additionally, we used $55.2 million in cash associated with prepaid and other assets, net, primarily in relation to deferred marketing-related costs incurred in an effort to increase traffic in our home sales offices.

Financing activities used cash of $59.4 million during the year ended December 31, 2006, primarily for dividend payments of $45.0 million and net payments on our lines of credit of $26.1 million. These cash usages partially were offset by proceeds and tax benefits from the exercise of stock options of $11.6 million.

We used $10.2 million in investing activities during 2006, due to the purchase of property and equipment.

Year Ended December 31, 2005. We used cash of $424.9 million in our operating activities for the year ended December 31, 2005. The cash used in operations primarily was the result of the $981.8 million increase in our housing completed or under construction and land and land under development. During 2005, we continued to expand our homebuilding operations in most of our existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets. As a result of our expansion efforts, we increased our carrying value of land and land under development position by 49% from $1.1 billion at December 31, 2004 to $1.7 billion at December 31, 2005. The increases in our land positions were most notable in each market of our West segment and in our Other Homebuilding segment, particularly, the Florida market, where we continued to allocate additional resources for growth. In addition, we increased our average number of active subdivisions by 23%, which contributed to the 49% increase in the value of housing completed or under construction. Additionally, our home sales and other receivables increased $119.1 million during 2005. This primarily was due to a significant number of homes being closed in the last week of 2005, compared with the volume of homes closed in the same period of 2004. Partially offsetting the aforementioned cash used from operations, were proceeds from net income of $505.7 million and increases in accounts payable, accrued liabilities and income taxes payable of $232.3 million.

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

Year Ended December 31, 2004. The 2004 operating cash use of $27.8 million primarily was the result of a $461.0 million increase in our homebuilding inventories in conjunction with our expanded homebuilding operations, a $70.1 million increase in prepaid expenses and other assets, net and a $38.9 million increase in our mortgage loans held in inventory, partially offset by income before depreciation and amortization and write-offs of land option deposits and pre-acquisition costs of $444.4 million and an increase in accounts payable, accrued liabilities and income taxes payable of $124.2 million. During 2004 we expanded our homebuilding operations in new markets to complement our expansion in existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets.

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

Off-Balance Sheet Arrangements.

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2006, we had non-refundable deposits of $20.2 million in the form of cash and $14.2 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At December 31, 2006, the total purchase price for lots under option and total capitalized pre-acquisition costs were $779.3 million and $5.6 million, respectively. Refer to Critical Accounting Estimates and Policies for additional information with respect to accounting for lot option purchase contracts which have been evaluated in accordance with FIN 46R and SFAS 49.

At December 31, 2006, we had outstanding performance bonds (“Bonds”) and letters of credit totaling approximately $388.6 million and $83.8 million, respectively, including $26.8 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.

We have made no material guarantees with respect to third party obligations.

Contractual Obligations.

Our contractual obligations at December 31, 2006 are as follows (in thousands).

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$996,682	$—	$—	$—	$996,682
Interest on long-term debt	422,071	56,626	113,252	113,252	138,941
Operating leases	74,516	17,845	27,901	12,572	16,198
Retirement plans(1)	3,908	3,908	—	—	—

Total(2)	$1,497,177	$78,379	$141,153	$125,824	$1,151,821

(1)	Amounts represent our obligations under the Company’s 401(k) plan. Additionally, pursuant to a defined benefit retirement plan for two named executive officers of the Company, we are obligated to pay an estimated $13.2 million upon their retirement. This estimated liability has been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.
(2)	The table above excludes $130.5 million of short-term indebtedness related to the Company’s Mortgage Line. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $388.6 million and $83.8 million, respectively, at December 31, 2006, which have been excluded from the table above.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have impacted negatively our Home Gross Margins, homes sales revenue and net income.

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

We continue to have the objective of maintaining approximately a two-year supply of lots in our markets to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions, but a continued slowdown in the pace of net home orders could work contrary to this strategy.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of the funded status provision of SFAS 158 applies prospectively and is effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. SFAS 158 did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We have reviewed the provisions of SAB 108, and it did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2006.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect FIN 48 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when the Company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. We do not expect SFAS 156 to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for all financial instruments we acquire or issued after January 1, 2007. We do not expect SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held in inventory and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process that had not closed at December 31, 2006 had an aggregate principal balance of $876 million, of which $57.2 million were under interest rate lock commitments at an average interest rate of 6.60%. In addition, HomeAmerican had approximately $212.9 million of mortgage loans in inventory available for sale at December 31, 2006.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to third party purchasers within approximately 45 days. In addition, we have the ability to sell mortgage loans under an early purchase program, which results in the delivery of the loans in less than five days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited. During 2006, 2005 and 2004, we did not designate our derivatives as hedging instruments and recorded our forward sales commitments and locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact our results of operations for 2006, 2005 or 2004.

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

At December 31, 2006, short-term debt was $130.5 million, which consisted of amounts outstanding on our Mortgage Line. The Mortgage Line is collateralized by mortgage loans and mortgage-backed certificates and is limited to the value of eligible collateral as defined. We borrow on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2006 are as follows (dollars in thousands).

	Maturities through December 31,							Estimated Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total
Fixed Rate Debt	$—	$—	$—	$—	$—	$996,682	$996,682	$956,430
Average Interest Rate	—	—	—	—	—	5.93%	5.93%	—

We believe that our overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes. See “Forward-Looking Statements” above.

Item 8. Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

M.D.C. HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, M.D.C. Holdings, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States) the effectiveness of M.D.C Holdings, Inc’s. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Denver, Colorado

February 23, 2007

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$507,947	$214,531
Restricted cash	2,641	6,742
Home sales and other receivables	143,936	158,808
Mortgage loans held in inventory, net	212,903	237,376
Inventories, net
Housing completed or under construction	1,178,671	1,320,106
Land and land under development	1,575,158	1,677,948
Property and equipment, net	44,606	49,119
Deferred income taxes	124,880	54,319
Prepaid expenses and other assets, net	119,133	140,901

Total Assets	$3,909,875	$3,859,850

LIABILITIES
Accounts payable	$171,005	$201,747
Accrued liabilities	419,654	442,409
Income taxes payable	28,485	102,656
Related party liabilities (see Note 9)	1,700	8,100
Homebuilding line of credit	—	—
Mortgage line of credit	130,467	156,532
Senior notes, net	996,682	996,297

Total Liabilities	1,747,993	1,907,741

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 45,179,000 and 45,165,000 issued and outstanding, respectively, at December 31, 2006 and 44,642,000 and 44,630,000 issued and outstanding, respectively, at December 31, 2005	452	447
Additional paid-in capital	760,831	719,813
Retained earnings	1,402,261	1,232,971
Accumulated other comprehensive loss	(1,003)	(622)
Less treasury stock, at cost; 14,000 and 12,000 shares, respectively, at December 31, 2006 and December 31, 2005	(659)	(500)

Total Stockholders’ Equity	2,161,882	1,952,109

Total Liabilities and Stockholders’ Equity	$3,909,875	$3,859,850

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
REVENUE
Home sales revenue	$4,650,556	$4,792,700	$3,922,837
Land sales revenue	34,611	2,995	8,898
Other revenue	116,575	96,894	81,159

Total Revenue	4,801,742	4,892,589	4,012,894

COSTS AND EXPENSES
Home cost of sales	3,619,656	3,436,035	2,834,092
Land cost of sales	33,491	1,861	8,783
Asset impairments	112,027	—	—
Marketing expenses	128,856	106,015	92,562
Commission expenses	151,108	130,307	105,979
General and administrative expenses	419,780	401,184	327,812
Related party expenses (see Note 9)	3,687	8,424	6,752

Total Costs and Expenses	4,468,605	4,083,826	3,375,980

Income before income taxes	333,137	808,763	636,914
Provisions for income taxes	(118,884)	(303,040)	(245,749)

NET INCOME	$214,253	$505,723	$391,165

EARNINGS PER SHARE
Basic	$4.77	$11.48	$9.19

Diluted	$4.66	$10.99	$8.79

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	44,952	44,046	42,560

Diluted	45,971	46,036	44,498

DIVIDENDS DECLARED PER SHARE	$1.00	$0.76	$0.43

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCES AT DECEMBER 31, 2003	42,402,000	$424	$482,883	$582,927	$(9)	(4,007,000)	$(50,305)	$1,015,920
Comprehensive income
Net income	—	—	—	391,165	—	—	—	391,165
Minimum pension liability adjustment, net of income taxes of $(13)	—	—	—	—	(21)	—	—	(21)
Change in unrealized gains on securities available for sale, net of income taxes of $64	—	—	—	—	(260)	—	—	(260)

Total comprehensive income								390,884

Shares issued	970,000	10	13,840	—	—	83,000	1,063	14,913
Tax benefit of non-qualified stock options exercised	—	—	16,030	—	—	—	—	16,030
Contribution of common stock	—	—	1,231	—	—	115,000	5,069	6,300
Stock repurchases	—	—	—	—	—	(155,000)	(6,812)	(6,812)
Cash dividends paid	—	—	—	(18,624)	—	—	—	(18,624)
10% stock dividend	(86,000)	(1)	145,358	(194,688)	—	3,930,000	49,331	—
Issuance of restricted stock	—	—	(420)	—	—	13,000	420	—
Forfeitures of restricted stock	—	—	122	—	—	(10,000)	(149)	(27)
Restricted stock vesting	—	—	237	—	—	—	—	237

BALANCES AT DECEMBER 31, 2004	43,286,000	433	659,281	760,780	(290)	(31,000)	(1,383)	1,418,821

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCES AT DECEMBER 31, 2004	43,286,000	433	659,281	760,780	(290)	(31,000)	(1,383)	1,418,821
Comprehensive income
Net income	—	—	—	505,723	—	—	—	505,723
Minimum pension liability adjustment, net of income taxes of $(202)	—	—	—	—	(328)	—	—	(328)
Change in unrealized gains on securities available for sale, net of income taxes of $4	—	—	—	—	(4)	—	—	(4)

Total comprehensive income								505,391

Shares issued	1,346,000	14	30,400	—	—	9,000	312	30,726
Tax benefit of non-qualified stock options exercised	—	—	30,002	—	—	—	—	30,002
Cash dividends paid	—	—	—	(33,532)	—	—	—	(33,532)
Issuance of restricted stock	10,000	—	(742)	—	—	20,000	742	—
Forfeitures of restricted stock	—	—	171	—	—	(10,000)	(171)	—
Restricted stock vesting	—	—	701	—	—	—	—	701

BALANCES AT DECEMBER 31, 2005	44,642,000	447	719,813	1,232,971	(622)	(12,000)	(500)	1,952,109

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCES AT DECEMBER 31, 2005	44,642,000	447	719,813	1,232,971	(622)	(12,000)	(500)	1,952,109
Comprehensive income
Net income	—	—	—	214,253	—	—	—	214,253
Minimum pension liability adjustment, net of income taxes of $(431)	—	—	—	—	(381)	—	—	(381)

Total comprehensive income								213,872

Shares issued	526,000	5	19,863	—	—	—	—	19,868
Tax benefit of non-qualified stock options exercised	—	—	4,391	—	—	—	—	4,391
Cash dividends paid	—	—	—	(44,963)	—	—	—	(44,963)
Unrestricted stock issuance and stock-based compensation expense	11,000	—	16,605	—	—	—	—	16,605
Forfeitures of restricted stock	—	—	159	—	—	(2,000)	(159)	—

BALANCES AT DECEMBER 31, 2006	45,179,000	$452	$760,831	$1,402,261	$(1,003)	(14,000)	$(659)	$2,161,882

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$214,253	$505,723	$391,165
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Assets impairments	112,027	—	—
Write-offs of land option deposits and pre-acquisition costs	29,708	10,439	8,797
Amortization of deferred marketing costs	40,130	39,111	33,806
Depreciation and amortization of long-lived assets	18,900	15,314	10,605
Deferred income taxes	(70,561)	(13,356)	(8,867)
Stock-based compensation expense	16,605	1,239	649
Excess tax benefits from stock-based compensation	(4,311)	—	—
Related party common stock contributions	3,300	8,100	6,300
Company 401k plan match in stock	—	4,294	3,511
Amortization of debt discount	385	367	196
Net changes in assets and liabilities
Restricted cash	4,101	449	(3,915)
Home sales and other receivables	14,872	(119,096)	(24,234)
Mortgage loans held in inventory, net	24,473	(58,451)	(38,885)
Housing completed or under construction	116,396	(433,104)	(117,240)
Land and land under development	18,415	(548,682)	(343,725)
Prepaid expenses and other assets, net	(55,230)	(69,599)	(70,138)
Accounts payable	(30,742)	44,464	19,769
Accrued liabilities	(19,893)	106,180	62,429
Income taxes payable	(69,780)	81,679	41,998

Net cash provided by (used in) operating activities	363,048	(424,929)	(27,779)

INVESTING ACTIVITIES
Net purchase of property and equipment	(10,221)	(22,889)	(29,917)

FINANCING ACTIVITIES
Lines of credit
Advances	450,900	1,462,154	1,816,738
Principal payments	(476,965)	(1,441,100)	(1,760,500)
Senior notes
Proceeds from issuance, net	—	247,605	246,575
Dividend payments	(44,963)	(33,532)	(18,624)
Stock repurchases	—	—	(6,812)
Proceeds from exercise of stock options	7,306	26,263	10,989
Excess tax benefits from stock-based compensation	4,311	—	—

Net cash (used in) provided by financing activities	(59,411)	261,390	288,366

Net increase (decrease) in cash and cash equivalents	293,416	(186,428)	230,670
Cash and cash equivalents
Beginning of year	214,531	400,959	170,289

End of year	$507,947	$214,531	$400,959

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation—The Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company”, which, unless otherwise indicated, refers to M.D.C. Holdings, Inc. and its subsidiaries) include the accounts of MDC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Description of Business—The Company’s homebuilding segments, through separate subsidiaries, are engaged in the design, construction and sale of single-family detached homes in Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although the Company is in the final stages of exiting this market), Utah and Virginia (which includes Virginia and West Virginia).

The Company’s Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for the Company’s homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to the Company’s homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company’s homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Nevada, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries. Pursuant to agreements beginning in June 2004, StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC, has agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18,000,000 per year.

Presentation—The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics.

Use of Accounting Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk—To date, the Company’s home sales revenue has been generated largely from home closings in its Arizona, California, Colorado, Nevada and Virginia markets. Although the Company has increased its geographic diversification in recent years, the Company still conducts a significant portion of its business in these markets and generates a disproportionate amount of home sales revenue in these markets. The following table discloses the percent of home sales revenue generated by each of these markets during the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
Arizona	21%	17%	16%
California	21%	23%	27%
Nevada	19%	19%	17%
Colorado	10%	13%	16%
Virginia	8%	11%	12%

Total	79%	83%	88%

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Historically, a substantial portion of mortgage loans originated by the Company have been sold to one third party purchaser. It is reasonably likely the Company will continue to depend on the ability and willingness of this third party purchaser to purchase a significant number of the Company’s mortgage loans originated. During the years ended December 31, 2006, 2005 and 2004, the Company sold approximately 54%, 68% and 37%, respectively, of mortgage loans it originated to this third party purchaser.

Cash and Cash Equivalents—The Company periodically invests funds in highly liquid, short-term investments with an original maturity of 90 days or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. At December 31, 2006, the Company had $50.0 million of time deposits included in cash and cash equivalents.

Additionally, the Company receives cash earnest money deposits (“Deposits”) from customers for the sale of a home. In certain states, unless the Company takes measures to release any state regulatory imposed restrictions on Deposits received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, the Company is restricted from using these Deposits for general purposes. Accordingly, at December 31, 2006 and 2005, the Company had $10.5 million and $12.5 million in blanket security bonds issued in two states to release restrictions on certain Deposits.

Restricted Cash—Restricted cash consists primarily of Deposits which are restricted from being used by the Company for general purposes due to regulatory requirements in one of the states the Company operates in. The Company had $2.6 million and $6.7 million in restricted cash related to Deposits at December 31, 2006 and 2005, respectively.

Home Sales and Other Receivables—Home sales and other receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, the Company will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held in Inventory, Net—Mortgage loans held in inventory are stated at the lower of aggregate cost, as adjusted for fair value changes in exercised interest rate locks and deferred fees and costs, or market value on an aggregate basis. Gains or losses on mortgage loans held in inventory are realized when the loans are sold.

Inventories—The Company’s inventories consist of housing completed or under construction and land and land under development (collectively “Inventory”). The Company capitalizes certain costs of Inventory in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects” (“SFAS 67”). Accordingly, components of housing completed or under construction primarily include (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which includes real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67. Costs capitalized to land and land under development primarily include (1) entitlement costs; (2) land costs; (3) title insurance, taxes and closing costs directly related to the purchase of the land parcel; and (4) development costs for the land.

Impairment of Long-lived Assets—The Company’s long-lived assets consist primarily of Inventory and finite-lived intangible assets. Inventory is carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. In making this determination, the Company reviews, among other things, actual and trending Operating Profit, which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing, for closed homes, forecasted Operating Profit for homes sold but not closed and known or current expectations that the carrying value may not

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be recoverable. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), if events or circumstances indicate that the carrying value of long-lived assets may not be recoverable, the assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If such cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its estimated fair value. The Company determines the estimated fair value by present valuing the estimated future cash flows at discount rates commensurate with the risk of the subdivision under evaluation, generally ranging from 10% to 18%. Homebuilding land held for sale is carried at the lower of cost or fair value, less selling costs, and is evaluated for impairment on a subdivision basis. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Homebuilding land held for sale was not material at December 31, 2006 and 2005.

The Company’s finite-lived intangible assets are reviewed for impairment in accordance with SFAS 144. Accordingly, finite-lived intangible assets are reviewed for impairment on an annual basis and whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment is determined by comparing the undiscounted estimated future cash flows from an individual asset to its carrying value. If such cash flows are less than the asset’s carrying value, the carrying value of the asset is written down to its estimated fair value.

As a result of a much slower than anticipated pace of home orders and significantly increased sales incentives required to generate net home orders, the Company recorded impairments of its housing completed and under construction, land and land under development and certain finite-lived intangible assets of $25.0 million, $84.4 million and $2.6 million, respectively, during the year ended December 31, 2006. The Company did not record any asset impairment for the years ended December 31, 2005 or 2004.

The impairments recorded during 2006, by reportable segment (as defined in Note 4), are as follows (in thousands).

West	$90,802
Mountain	1,891
East	8,236
Other Homebuilding	11,098

Total impairment	$112,027

Property and Equipment, Net—Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from 2 to 15 years. Depreciation and amortization expense for property and equipment was $14.7 million, $11.6 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accumulated depreciation and amortization at December 31, 2006 and 2005 was $34.9 million and $25.4 million, respectively.

Deferred Income Taxes—Deferred tax assets and liabilities are recorded for estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets. Deferred tax assets may be reduced by a valuation allowance if current evidence indicates that it is more likely than not that these benefits will not be realized. At December 31, 2006 and 2005, no valuation allowance was recorded in the Consolidated Balance Sheets as the deferred tax assets are considered to be fully recoverable.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Assets, Net—The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2006	2005
Land option deposits	$28,186	$51,850
Deferred marketing costs	43,607	35,537
Prepaid expenses	25,329	20,872
Intangible assets, net	4,126	10,555
Deferred debt issue costs, net	6,245	6,937
Other	11,640	15,150

Total	$119,133	$140,901

Land Option Deposits—Land option deposits primarily include refundable and non-refundable deposits related to the Company’s lot option purchase contracts, which are capitalized in accordance with SFAS 67 if all of the of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable in that the Company is actively seeking and has the ability to acquire the property and there is no indication that the property is not available for sale. Capitalized option deposits are expensed to general and administrative expense in the Consolidated Statements of Income when the Company believes it is no longer probable that the lots under option are going to be acquired. The Company expensed $29.7 million, $10.4 million and $8.8 million in land option deposits and pre-acquisition costs for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Marketing Costs—Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to marketing expense as the homes in the related subdivision are closed. The Company amortizes all capitalized marketing costs over the lesser of the first 100 homes closed in a subdivision or the total number of homes in a given subdivision. All other marketing costs are expensed as incurred.

Intangible Assets, Net—The Company’s intangible assets primarily consist of architectural plans and third party developer, subcontractor and customer relationships. The Company had accumulated amortization of $12.0 million and $7.8 million at December 31, 2006 and 2005, respectively. Intangible amortization expense was $4.2 million, $3.7 million and $2.0 million in 2006, 2005 and 2004, respectively. The estimated future aggregate amortization expense for existing intangible assets at December 31, 2006 is $1.3 million in 2007 and $1.0 million in 2008 and thereafter.

Variable Interest Entities—In the normal course of business, MDC enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $20.2 million and $14.2 million, respectively, at December 31, 2006. At December 31, 2006, the Company had the right to acquire 8,097 lots under Option Contracts.

Pursuant to FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46R”), certain Options Contracts create a variable interest, with the land seller being a variable interest entity (“VIE”). A VIE is created when (1) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (2) the entity’s equity holders as a group either (a) lack direct or indirect ability to

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity; or (3) the entity’s equity holders have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flow, as defined in FIN 46R.

The Company has evaluated, based on the provisions of FIN 46R, all Option Contracts that were executed or had significant modifications during 2006. Based on these evaluations, the Company’s interests in these VIEs did not result in significant variable interests or require MDC to consolidate the VIEs as MDC’s interests did not qualify as the primary beneficiary of residual returns or losses.

The Company periodically enters into Option Contracts with third parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions in accordance with FIN 46R, as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”). SFAS 49 provides guidance on identifying and accounting for product financing arrangements, which include: (1) land that is contracted to be purchased by a third party that simultaneously contracts to sell to the Company; (2) requirements to purchase land at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third party. The Company has evaluated all Option Contracts executed during 2006 subject to the provisions of SFAS 49 and, based on these evaluations, the Company determined that no asset or liability was required to be recorded prior to the date of purchase of the land.

Warranty Reserves—The Company’s homes are sold with limited third party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third party warranties, the Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home styles and geographical areas. Certain factors are considered in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical amount paid as a percent of home construction costs; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain subdivisions and require higher per-house reserves for those specific subdivisions.

Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against the land development and home construction accruals. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general and structural warranty reserves. General warranty reserves not utilized for a particular house are evaluated for reasonableness in the aggregate on both a market-by-market and consolidated basis. Warranty payments for an

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheets.

The following table summarizes the warranty reserve activity for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	Year Ended December 31,
	2006	2005	2004
Warranty reserve balance at beginning of year	$82,238	$64,424	$51,068
Warranty expense provisions	47,085	43,630	30,494
Warranty cash payments	(31,736)	(38,351)	(25,310)
Warranty reserve adjustments	4,446	12,535	8,172

Warranty reserve balance at end of year	$102,033	$82,238	$64,424

Insurance Reserves—The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted and changing regulatory and legal environments. Insurance reserve adjustments noted in the table below primarily relate to incurred but not realized adjustments received in conjunction with the Company’s annual actuarial estimates.

The following table summarizes the insurance reserve activity for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	Year Ended December 31,
	2006	2005	2004
Insurance reserve balance at beginning of year	$32,166	$21,188	$7,443
Insurance expense provisions	11,234	10,242	7,707
Insurance cash payments	(3,682)	(810)	(205)
Insurance reserve adjustments	6,702	1,546	6,243

Insurance reserve balance at end of year	$46,420	$32,166	$21,188

Revenue Recognition for Homebuilding Segments—The Company recognizes revenue from the sale and closing of homes in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized from home sales when the closing has occurred, title has passed, adequate initial and continuing investment by the homebuyer is received, possession and other attributes of ownership have been transferred to the homebuyer and the Company is not obligated to perform significant

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional activities after closing and delivery. If the homebuyer has a sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized using the full accrual method as provided in SFAS 66 on the date of closing. The Company evaluates the initial investment provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and all other loans in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.” For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, the Company utilizes the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Operating Profit is deferred, through a reduction to home sales revenue in the Consolidated Statements of Income, and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan, or loans, to a third party purchaser. The Company had $23.1 million and $7.7 million in deferred Operating Profits associated with homes that closed for which the initial or continuing investment criteria were not met as of December 31, 2006 and 2005, respectively.

Revenue Recognition for HomeAmerican—The Company’s mortgage loans generally are sold to third party purchasers with anti-fraud, warranty and limited early payment default provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a homebuyer mortgage loan has occurred when the following criteria have been met: (1) the payment from the third party purchaser is not subject to future subordination; (2) the Company has transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) the Company does not have a substantial continuing involvement with the mortgage loan. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third party purchaser in accordance with the provisions of SFAS 140. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the loans and related servicing rights, when the loans are sold to third party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the estimated fair value of any related guarantee provisions provided to the purchaser, which is determined by the amount at which the liability could be bought in a current transaction between willing parties. The fair value of the guarantee provisions are recognized in revenue when the Company is released from its obligation under the terms of the sale contracts. Gains on sales of mortgage loans, net was $58.3 million, $42.9 million and $28.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Home Cost of Sales—Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs. The Company uses the specific identification method for the purpose of accumulating home construction costs and uses an average cost method to allocate land acquisition and development costs to each home. The Company records all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, the Company generally has not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, the Company compares the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, the Company records an estimated accrual associated with certain land development and home construction costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. The Company monitors the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2006 and 2005, the Company had $64.2 million and $75.0 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Stock-Based Compensation Policy—Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested at December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs net of an estimated annual forfeiture rate and recognizes the compensation costs for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the option vesting term of up to seven years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”), regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payment awards for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). Additionally, upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. Prior to the adoption of SFAS 123(R), the Company presented the tax benefit of stock option exercises as operating cash flows.

As a result of adopting SFAS 123(R), income before income taxes and net income for the year ended December 31, 2006 was lower by $15.0 million and $9.3 million, respectively, or $0.21 and $0.20 per basic and diluted share, respectively, than if the Company had continued to account for share-based payment awards under APB 25. The Company has recorded all stock-based compensation expense to general and administrative expense in the Consolidated Statements of Income.

Derivative Financial Instruments—SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method a company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, a company must document the results of the method used to assess hedge effectiveness on an on-going basis.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company utilizes certain derivative instruments in the normal course of operations. These instruments include forward sales of mortgage-backed securities commitments, private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. The Company’s mortgage loans in process that had not closed at December 31, 2006 had an aggregate principal balance of $876 million, of which $57.2 million were under interest rate lock commitments at an average interest rate of 6.60%. In addition, the Company had approximately $212.9 million of mortgage loans in inventory available for sale at December 31, 2006.

During 2006, 2005 and 2004, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact the Company’s results of operations for 2006, 2005 or 2004.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising expense was $43.9 million, $28.8 million and $26.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Net Income Per Share—Pursuant to SFAS 128, “Earnings Per Share,” the computation of diluted earnings per share takes into account the effect of dilutive stock options. The basic and diluted earnings per share calculations are shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2006	2005	2004
Basic Earnings Per Share
Net income	$214,253	$505,723	$391,165

Basic weighted-average shares outstanding	44,952	44,046	42,560

Per share amounts	$4.77	$11.48	$9.19

Diluted Earnings Per Share
Net income	$214,253	$505,723	$391,165

Basic weighted-average shares outstanding	44,952	44,046	42,560
Stock options, net	1,019	1,990	1,938

Diluted weighted-average shares outstanding	45,971	46,036	44,498

Per share amounts	$4.66	$10.99	$8.79

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss, which includes unrealized gains or losses on securities available for sale and minimum pension liability adjustments, has been reflected as a component of stockholders’ equity.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Statements of Financial Accounting Standards—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of the funded status provision of SFAS 158 applies prospectively and is effective December 31, 2006. SFAS 158 also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. SFAS 158 did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2006.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements; specifically, how the effects of prior year uncorrected misstatements must be considered in quantifying misstatements in the current year financial statements. In addition, SAB 108 provides guidance on the correction of misstatements, including the correction of prior period financial statements for immaterial misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has reviewed the provisions of SAB 108, and it did not have a material impact to the Company’s financial position, results of operations or cash flows for the year ended December 31, 2006.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not expect FIN 48 to have a material impact on its financial position, results of operations or cash flows.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Reclassifications

The Company previously reported, on a net basis, certain insurance operations as a reduction of home cost of sales in the Consolidated Statements of Income. During the year ended December 31, 2006, the Company reclassified these operations to present them on a gross basis, by disaggregating both revenue and expenses to components of other revenue and general and administrative expenses, respectively, in the Consolidated Statements of Income. Accordingly, other revenue, home cost of sales and general and administrative expenses for the years ended December 31, 2005 and 2004 have been reclassified as a result of these adjustments to conform to the current year’s presentation.

The Company previously reported loan origination fees paid by its homebuilding subsidiaries to HomeAmerican on behalf of homebuyers as a component of home cost of sales in the Consolidated Statements of Income. During 2006, the Company reclassified these payments to record them as a reduction of home sales revenue in the Consolidated Statements of Income. Accordingly, home sales revenue and home cost of sales for the years ended December 31, 2005 and 2004 have been reclassified to conform to the current year’s presentation.

The following table summarizes the effect to the previously reported balances for total revenue, home cost of sales and general and administrative expenses (in thousands).

	Year Ended December 31,
	2005	2004
Total revenue—as previously reported	$4,884,160	$4,009,072
Intercompany adjustment	(10,175)	(9,176)
Insurance revenue	18,604	12,998

Total revenue—reclassified	$4,892,589	$4,012,894

Home cost of sales—as previously reported	$3,440,858	$2,843,543
Intercompany adjustment	(10,175)	(9,176)
Insurance revenue	18,604	12,998
Insurance expense	(13,252)	(13,273)

Home cost of sales—reclassified	$3,436,035	$2,834,092

General and administrative expenses—as previously reported	$387,932	$314,539
Insurance expense	13,252	13,273

General and administrative expenses—reclassified	$401,184	$327,812

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company previously included other receivables in prepaid expenses and other assets, net in the Consolidated Balance Sheets. At December 31, 2006, the Company included other receivables as a component of home sales and other receivables in the Consolidated Balance Sheets. The following table summarizes the effect of this reclassification to the December 31, 2005 balances for prepaid expenses and other assets, net and home sales and other receivables (in thousands).

Home sales and other receivables—as previously reported	$134,270
Other receivables	24,538

Home sales and other receivables—reclassified	$158,808

Prepaid expense and other assets, net—as previously reported	$165,439
Other receivables	(24,538)

Prepaid expense and other assets, net—reclassified	$140,901

Certain other prior year balances have been reclassified to conform to the current year’s presentation.

3. Supplemental Disclosure of Cash Flow Information

The table below sets forth supplemental disclosures of cash and non-cash financing activities (in thousands).

	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for
Interest paid, net of interest capitalized	$9,036	$3,288	$1,807
Income taxes	$256,926	$234,657	$212,610
Non-cash financing activities
Tax benefit of non-qualified stock options exercised	$4,391	$30,002	$16,030

4. Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the homebuilding reportable segments noted below have been aggregated because they have similar: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) similar methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1) West (Arizona, California and Nevada markets)

(2) Mountain (Colorado and Utah markets)

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) East (Virginia and Maryland markets)

(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican; (2) American Home Insurance; (3) American Home Title; (4) Allegiant; and (5) StarAmerican. Because these operating segments do not individually exceed 10 percent of the consolidated revenue, net income or total assets, they have been aggregated into one other reportable segment. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.

Inter-company supervisory fees (“Supervisory Fees”), which are included in income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Intercompany adjustments noted in the table below relate to loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers. Transfers between operating segments are recorded at cost.

The following table summarizes total revenue and income before income taxes for each of the Company’s six reportable segments (in thousands).

	Years Ended December 31,
	2006	2005	2004
Revenue
Homebuilding
West	$2,871,040	$2,833,398	$2,384,389
Mountain	730,489	834,270	730,271
East	628,508	732,132	630,895
Other Homebuilding	493,628	413,628	199,114

Total Homebuilding	4,723,665	4,813,428	3,944,669
Financial Services and Other	103,243	87,849	76,583
Corporate	1,788	1,487	818
Intercompany adjustments	(26,954)	(10,175)	(9,176)

Consolidated	$4,801,742	$4,892,589	$4,012,894

Income Before Income Taxes
Homebuilding
West	$235,954	$611,603	$515,142
Mountain	43,490	70,348	67,993
East	104,706	203,853	143,273
Other Homebuilding	(12,709)	6,538	(11,941)

Total Homebuilding	371,441	892,342	714,467
Financial Services and Other	45,186	34,964	23,213
Corporate	(83,490)	(118,543)	(100,766)

Consolidated	$333,137	$808,763	$636,914

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	December 31,
	2006	2005
Homebuilding
West	$1,869,442	$2,092,833
Mountain	535,554	469,572
East	333,902	362,292
Other Homebuilding	266,326	358,958

Total Homebuilding	3,005,224	3,283,655
Financial Services and Other	246,734	277,455
Corporate	657,917	298,740

Consolidated	$3,909,875	$3,859,850

The following table summarizes depreciation and amortization of long lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Years Ended December 31,
	2006	2005	2004
Homebuilding
West	$33,946	$30,599	$23,043
Mountain	5,272	6,840	6,747
East	3,516	2,540	2,999
Other Homebuilding	10,273	8,207	6,342

Total Homebuilding	53,007	48,186	39,131
Financial Services and Other	306	519	702
Corporate	5,717	5,720	4,578

Consolidated	$59,030	$54,425	$44,411

5. Mortgage Loans Held in Inventory, Net

The following table sets forth the information relating to mortgage loans held in inventory, net (in thousands).

	December 31,
	2006	2005
First mortgage loans
Conventional	$209,182	$223,941
FHA and VA	7,774	14,833

	216,956	238,774
Less
Deferred fees and other	(4,053)	(1,398)

Total	$212,903	$237,376

Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 40 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 6.9% and 5.4% at December 31, 2006 and 2005, respectively.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Supplemental Balance Sheet Information

The following table sets forth information relating to accrued liabilities (in thousands).

	December 31,
	2006	2005
Accrued liabilities
Accrued compensation and related expenses	$79,185	$99,541
Warranty reserves	102,033	82,238
Land development and home construction accruals	64,224	74,955
Customer and escrow deposits	28,705	56,186
Insurance reserves	46,420	32,166
Accrued interest payable	13,321	13,027
Accrued pension liability	13,183	11,687
Deferred revenue	23,089	7,700
Other accrued liabilities	49,494	64,909

Total accrued liabilities	$419,654	$442,409

7. Retirement Plans

In October 1997, the Company established a defined benefit retirement and medical plan (collectively, the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $13.3 million and $12.4 million at December 31, 2006 and 2005, respectively. The Retirement Plan is not funded and benefits were fully vested at December 31, 2006, the measurement date, for both participants. Unrecognized prior service cost of $1.0 million at December 31, 2006 is being recognized over the officers’ average estimated service periods. Included in prepaid expenses and other assets, net in the Consolidated Balance Sheets are assets of $1.0 million and $1.3 million at December 31, 2006 and 2005, respectively, related to unamortized prior service cost. Additionally, at December 31, 2006 and 2005, the Company had pension liabilities of $2.7 million and $2.3 million, respectively and accrued benefit costs of $10.5 million and $9.2 million, respectively, included in accrued liabilities in the Consolidated Balance Sheets.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the years ended December 31, 2006, 2005 and 2004 (dollars in thousands).

	Year Ended December 31,
	2006	2005	2004
Projected benefit obligation—beginning of year	$12,420	$11,845	$11,328
Interest cost	992	683	684
Unrecognized (gain) loss due to change in actuarial assumptions	(80)	(108)	(167)

Projected benefit obligation—end of year	$13,332	$12,420	$11,845

Accumulated benefit obligation—end of year	$13,183	$11,687	$10,335

Assumption used in the calculation of the present value of the projected benefit obligation
Discount rate	5.75%	5.75%	6.00%
Future annual compensation rate increase	3.00%	3.00%	3.25%

Components of Retirement Plan expense
Interest cost	$992	$683	$684
Prior service cost amortization	325	325	325
Net loss recognition	130	105	162

Total Retirement Plan expense	$1,447	$1,113	$1,171

The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. The matching contributions have been funded with a combination of cash and shares of MDC common stock, and the expense recognized by the Company for 2006, 2005 and 2004 was $3.5 million, $4.3 million and $3.2 million, respectively.

8. Income Taxes

The significant components of the provision for income taxes are as follows (in thousands).

	Year Ended December 31,
	2006	2005	2004
Current tax expense (benefit)
Federal	$167,600	$277,425	$220,662
State	19,542	38,971	33,954

Total current	187,142	316,396	254,616

Deferred tax expense (benefit)
Federal	(62,704)	(12,662)	(8,486)
State	(5,554)	(694)	(381)

Total deferred	(68,258)	(13,356)	(8,867)

Provision for income taxes	$118,884	$303,040	$245,749

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (dollars in thousands).

	Year Ended December 31,
	2006	2005	2004
Tax expense computed at statutory federal rate	$116,598	$283,067	$222,920
State income tax, net of federal benefit	10,327	25,072	22,292
Permanent differences	(4,331)	(5,662)	192
Release of previously accrued taxes	(3,850)	—	—
Other, net	140	563	345

Provision for income taxes	$118,884	$303,040	$245,749

Effective tax rate	35.7%	37.5%	38.6%

Beginning in 2005, the American Jobs Creation Act of 2004 introduced a special 3% tax deduction on qualified production activities. This deduction was accounted for as a permanent difference and reduced current federal income tax expense. Additionally, the Company released previously accrued taxes of $3.9 million related to contingencies that no longer meet the standards for accrual under SFAS No. 5 “Accounting for Contingencies.” These amounts included the release of previously accrued taxes due to the expiration of certain statutes of limitation and the final resolution of certain items related to a tax audit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	December 31,
	2006	2005
Deferred tax assets
Warranty, litigation and other reserves	$52,752	$41,657
Asset impairment charges	41,876	1,760
Accrued liabilities	8,298	7,903
Deferred revenue	8,797	2,934
Inventory, additional costs capitalized for tax purposes	12,356	15,480
Stock-based compensation	5,620	—
Property, equipment and other assets, net	730	(2,627)

Total gross deferred tax assets	130,429	67,107

Deferred tax liabilities
Deferred revenue	1,532	6,449
Inventory, additional costs capitalized for financial statement purposes	596	603
Subsidiaries not consolidated for tax purposes	—	2,303
Other, net	3,421	3,433

Total gross deferred tax liabilities	5,549	12,788

Net deferred tax asset	$124,880	$54,319

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions

The Company leased its prior headquarters office space at 3600 S. Yosemite Street, Denver, CO 80237 and leases its current headquarters office space at 4350 S. Monaco Street, Denver, CO 80237. Approximately 7,000 square feet in the Company’s prior office building at 3600 S. Yosemite were subleased by various affiliates of Mr. Mizel, for which they collectively paid rent, including parking, to the Company of approximately $134,000 during 2004 and $23,000 through May of 2005. Approximately 5,437 square feet in the Company’s current office building at 4350 S. Monaco are now leased by various affiliates of Mr. Mizel, for which they paid rent in 2006 and 2005 to the Company of approximately $76,000 and $54,000, respectively, commencing in June of 2005. In addition, Mr. Mizel owns a building that was leased to the Company through June 2, 2005, for which the Company paid Mr. Mizel rent and common area fees of approximately $29,000 during 2005.

Effective as of March 1, 2003, the Company entered into a two-year agreement with Gilbert Goldstein, P.C., of which Gilbert Goldstein, a Director, is the sole shareholder. By amendment dated July 26, 2004, the term of the agreement was extended to February 28, 2006. Pursuant to the agreement, Mr. Goldstein acts as a consultant to the Company on legal matters. In return, from March 1, 2003 through February 28, 2006, the Company paid Mr. Goldstein’s firm $21,000 per month for a minimum of 30 hours per week in legal services; and $180 per hour for services performed in excess of 120 hours in any month. Effective March 1, 2006, the Company entered into a new agreement with Mr. Goldstein’s firm in which the Company has agreed that, from March 1, 2006 through February 28, 2008, it will pay Mr. Goldstein’s firm $30,000 per month. The Company also provided Mr. Goldstein’s firm with office space in the Company’s prior office building at 3600 S. Yosemite Street, which had an estimated annual rental value of $17,000. The Company now provides Mr. Goldstein’s firm with office space in the Company’s current office building at 4350 S. Monaco Street, which has an estimated annual rental value of $7,000. The Company also provides Mr. Goldstein’s firm with secretarial services (in 2005, this secretary received a salary of approximately $33,000 plus benefits), and reimburses actual expenses incurred related to services provided. In the event that Mr. Goldstein retires from the practice of law, becomes disabled, dies or the consulting agreement with the Company is not renewed or extended during the term of the agreement, the Company will pay the firm or Mr. Goldstein’s estate, in lieu of any other payments, other benefits or services to be provided by the Company pursuant to the agreement, $15,000 per month for five years or the duration of Mr. Goldstein’s life, whichever is longer. During the years ended December 31, 2006, 2005 and 2004, the Company paid legal fees to Mr. Goldstein’s firm of $0.4 million, $0.3 million and $0.3 million, respectively.

The Company paid a firm owned by Carol Mizel, Mr. Mizel’s spouse, $0.1 million for the years ended December 31, 2006 and 2005 and $0.2 million for the year ended December 31, 2004, for consulting services in connection with corporate and consumer marketing, merchandising, design work, human resources development, product development, and such other matters as were requested by the Company’s senior management. The firm, Mizel Design and Decorating Company, provided these services under an Independent Contractor Agreement with the Company, dated as of January 1, 2001, and a new agreement, dated as of January 1, 2005. The Company also provides Mrs. Mizel with office space in the Company’s current office building at 4350 S. Monaco Street, which has an estimated annual rental value of approximately $3,000.

On February 24, 2005, effective as of January 1, 2005, Larry A. Mizel, Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer, each entered into a time share lease agreement with the Company and M.D.C. Land Corporation, a wholly owned subsidiary of MDC, for the non-business use of the Company’s aircraft when not required for business use. The time share lease agreements provide for payments toward the incremental expenses incurred by the Company for each non-business flight and constitute the maximum reimbursement permitted by the Federal Aviation Administration in Federal Aviation Regulation Part 91.501(d). During 2006 and 2005, Mr. Mizel paid the Company $335,000 and $310,000 in time share lease payments, respectively, and Mr. Mandarich paid $39,000 in time share lease payments during each of the years

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended December 31, 2006 and 2005. Mr. Mizel and Mr. Mandarich maintain pre-paid balances with the Company toward their non-business use of the aircraft. At December 31, 2006 and 2005, Mr. Mizel had a pre-paid balance of $82,000 and $75,000, respectively, and Mr. Mandarich had a pre-paid balance of $19,000 and $36,000, respectively.

During 2006, the Company committed to contributing $3.3 million to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999. In June 2006 and January 2007, the Company contributed to the Foundation 29,798 and 24,703 shares of MDC common stock, respectively, in fulfillment of the 2006 commitments. During 2005, the Company committed to contributing $8.1 million to the Foundation. In January 2006, the Company contributed to the Foundation 125,562 shares of MDC common stock in fulfillment of the 2005 commitment. During 2004, the Company contributed 115,296 shares of MDC common stock, then valued at $6.3 million, to the Foundation.

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

The Foundation takes action with respect to securities held by it, including the voting of such share, by majority vote of at least three members of the board of trustees. Accordingly, none of the trustees should be considered to beneficially own such securities. As permitted by the Foundation’s Bylaws, the Trustees have established an Investment Committee, consisting of Trustees Borick, Mizel and Reece, to supervise the finances of, and make investment decisions for, the Foundation in furtherance of its purposes. Also as permitted by the Bylaws, the Trustees have established a Donations Committee, consisting of Trustees Borick, Mandarich and Mizel, to supervise donations and make donation decisions for the Foundation in furtherance of its purposes.

10. Lines of Credit

Homebuilding—The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. On March 22, 2006, the Company amended and restated the Homebuilding Line, increasing the aggregate commitment amount to $1.25 billion, and extending the maturity date to March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The amended and restated facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. Additionally, the Company incurs costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. Accordingly, the Company incurred $1.8 million and $1.9 million in unused commitment fees with respect to the Homebuilding Line during the twelve months ended December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, there were no borrowings under the Homebuilding Line and there were $53.4 million and $68.3 million, respectively, in letters of credit outstanding

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line. The Company borrowed funds during 2006 at interest rates ranging from 5.44% to 7.75%. At December 31, 2006, the Company could have borrowed funds at an interest rate of 6.0%.

Mortgage Lending—The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Fourth Amended and Restated Warehousing Credit Agreement dated as of September 5, 2006. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At December 31, 2006 and 2005, $130.5 million and $156.5 million were borrowed, respectively, and an additional $31.5 million and $41.1 million, respectively, were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2006 and 2005, the interest rates on the Mortgage Line were 6.3% and 5.4%, respectively.

General—The agreements for the Company’s bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants and the Company is not aware of any covenant violations.

The financial covenants contained in the Homebuilding Line include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, the Company’s consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and the Company’s “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, the Company’s “consolidated tangible net worth,” as defined, must not be less than (1) $1.360 billion; plus (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, earned after September 30, 2005; plus (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005; minus (4) the lesser of (A) the aggregate amount paid by “borrower” after September 30, 2005 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests could result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth” must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after September 30, 2005; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005. Failure to satisfy this covenant could result in a termination of the facility. The Company believes that it is in full compliance with these covenants, and it is not aware of any covenant violations.

11. Senior Notes

In December 2002, the Company completed a public offering of $150 million principal amount of 7% senior notes due December 2012 (the “7% Senior Notes”) at a discount, with an effective yield of 7.30%. Interest is due and payable on June 1 and December 15 of each year until maturity. The Company is not required to make any principal payments and the 7% Senior Notes are fully due in December 2012. The 7% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.45%, plus, in each case, accrued and unpaid interest.

In May 2003, the Company completed a public offering of $150 million principal amount of 5 1/2% senior notes due May 2013 (the “5 1/2% Senior Notes”) at a discount, with an effective yield of 5.74%. In December 2003, the Company issued an additional $200 million principal amount of 5 1/2% Senior Notes at a premium, with

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an effective yield of 5.57%. The 5 1/2% Senior Notes have interest due and payable on May 15 and November 15 of each year until maturity. The Company is not required to make any principal payments and the 5 1/2% Senior Notes are fully due in May 2013. The 5 1/2% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.30%, plus, in each case, accrued and unpaid interest.

In December 2004, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due December 2014 (the “5 3/8% Medium-Term Senior Notes”) at a discount, with an effective yield of 5.55%. The 5 3/8% Medium-Term Senior Notes have interest due and payable on June 15 and December 15 of each year until maturity. The Company is not required to make any principal payments until the 5 3/8% Medium-Term Senior Notes are fully due in December 2014. The 5 3/8% Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.20%, plus, in each case, accrued and unpaid interest.

In July 2005, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due July 2015 (the “2015 Medium-Term Senior Notes”) at a discount, with an effective yield of 5.50%. The 2015 Medium-Term Senior Notes have interest due and payable on January 1 and July 1 of each year until maturity. The Company is not required to make any principal payments until the 2015 Medium-Term Senior Notes are fully due in July 2015. The 2015 Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed discounted on a semiannual basis at the Treasury Rate plus 0.25%, plus, in each case, accrued and unpaid interest.

The Company’s total debt obligations relating to senior notes at December 31, 2006 and 2005 are as follows (in thousands).

	December 31,
	2006	2005
7% Senior Notes due 2012	$148,963	$148,821
5 1/2% Senior Notes due 2013	349,361	349,276
5 3/8% Medium-Term Senior Notes due 2014	248,663	248,532
5 3/8% Medium-Term Senior Notes due 2015	249,695	249,668

Total Senior Notes, net	$996,682	$996,297

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments and Contingencies

The Company is subject to risks and uncertainties common to the homebuilding industry, including (1) cyclical markets sensitive to changes in general and local economic conditions; (2) volatility of interest rates, which affects homebuilding demand and may affect credit availability; (3) seasonal nature of the business due to weather-related factors; (4) significant fluctuations in the price of building materials, land and subcontract labor; (5) counter-party non-performance risk associated with performance bonds; (6) competition; (7) the availability and cost of performance bonds and insurance covering risks associated with the Company’s business; (8) slow growth initiatives; (9) building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; and (11) changes in consumer confidence and preferences.

To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell loans and mortgage-backed securities. The Company’s mortgage loans in process that had not closed at December 31, 2006 had an aggregate principal balance of $876 million, of which $57.2 million were under interest rate lock commitments at an average interest rate of 6.60%. In addition, the Company had approximately $212.9 million of mortgage loans in inventory available for sale at December 31, 2006.

In the normal course of business, the Company is a defendant in cases primarily relating to construction defects. These cases seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has reserved for losses that may be incurred with respect to these cases based upon information provided to it by its legal counsel, including counsel’s ongoing evaluation of the merits of the claims and defenses and the likelihood of the Company prevailing in these cases. Due to uncertainties in the estimation process, actual results could differ from those estimates. At December 31, 2006 and 2005, the Company had legal reserves of $10.0 million and $7.9 million, respectively. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

MDC leases office space, equipment and furniture and fixtures for its model homes under non-cancelable operating leases. Future minimum rental payments for leases with initial terms in excess of one year total $17.8 million in 2007, $16.1 million in 2008, $11.8 million in 2009, $7.3 million in 2010, $5.3 million in 2011 and $16.2 million thereafter. Rent expense under cancelable and non-cancelable leases totaled $29.6 million, $22.1 million and $16.4 million in 2006, 2005 and 2004, respectively.

The Company often is required to obtain bonds and letters of credit in support of its related obligations primarily with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and Deposits. At December 31, 2006, the Company had issued and outstanding performance bonds and letters of credit totaling $388.6 million and $83.8 million, respectively, including $26.8 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

13. Stockholders’ Equity

Common Stock Repurchase Program—At December 31, 2006, the Company was authorized to repurchase up to 4,000,000 shares of its common stock. The Company did not repurchase any shares of its common stock during the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company held 14,000 and 12,000 shares of treasury stock with average purchase prices of $46.97 and $42.50 per share, respectively.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Equity Incentive Plans

A summary of the Company’s equity incentive plans follows.

Employee Equity Incentive Plans—In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company could grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan are exercisable at prices not less than the market value on the date of grant over periods of up to six years. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003.

Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). A total of 7,666,994 shares of MDC common stock are reserved for issuance under the Equity Incentive Plan, of which 2,636,252 and 2,299,844 were available for grant as of December 31, 2006 and 2005, respectively. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the incentive stock option is granted. Non-qualified option awards generally vest over periods of up to seven years and expire in ten years. Restricted stock awards are granted with vesting terms of up to four years. In 2006, the Company granted options to purchase 707,500 shares of MDC common stock, and 37,371 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods up to seven years. In 2005, the Company granted options to purchase 881,500 shares of MDC common stock, and approximately 30,000 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods up to seven years.

Director Equity Incentive Plans—Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. A total of 1,393,333 shares of MDC common stock are reserved for issuance under the Director Stock Option Plan, of which 364,174 and 387,504 were available for grant as of December 31, 2006 and 2005, respectively. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the Company’s common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

15. Stock-Based Compensation

Pro Forma Disclosures Pursuant to SFAS 123—As of December 31, 2005, the Company had only granted stock options with exercise prices that were equal to or greater than the fair market value of the Company’s common stock on the date of grant. Accordingly, prior to January 1, 2006, stock-based compensation expense was recorded only in association with the vesting of restricted stock and unrestricted stock awards and was recorded to expense ratably over the associated service period, which was generally the vesting term. Additionally, prior to January 1, 2006, the Company provided pro forma disclosure amounts in accordance with

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to all share-based payment awards.

The following table illustrates the effect on net income and earnings per share if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	Years Ending December 31,
	2005	2004
Net income, as reported	$505,723	$391,165
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(12,026)	(8,799)

Pro forma net income	$493,697	$382,366

Earnings per share
Basic as reported	$11.48	$9.19

Basic pro forma	$11.21	$8.98

Diluted as reported	$10.99	$8.79

Diluted pro forma	$10.72	$8.59

Determining Fair Value of Share-Based Payment Awards—As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). Accordingly, pursuant to SFAS 123(R), during 2006, the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2006, 2005 and 2004 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2006	2005	2004
Expected volatility	35.8%	45.6%	45.3%
Risk free interest rate	4.7%	4.4%	3.9%
Dividend yield rate	2.0%	1.3%	0.8%
Weighted-average expected lives of options	6.8 yrs.	5.9 yrs.	6.0 yrs.

Based on calculations using the Black-Scholes option pricing model, the weighted average grant date fair values of stock options granted during 2006, 2005 and 2004 were $19.14, $26.95 and $24.66, respectively.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and are derived primarily from historical exercise patterns.

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to December 31, 2005, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Additionally, in accordance with SFAS 123(R), the Company has estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. The Company estimated the annual forfeiture rate to be 25% for share-based payment awards granted to Non-Executives and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Stock Option Award Activity—Stock option activity under the Company’s option plans at December 31, 2006 and changes during the year ended December 31, 2006 were as follows.

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	5,659,766	$40.54
Granted—at exercise price	527,500	$54.15
Granted— above exercise price	180,000	$60.76
Exercised	(331,756)	$22.02
Cancelled	(303,649)	$55.15

Outstanding at December 31, 2006	5,731,861	$42.73	6.50	$81,749

The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are vested at December 31, 2006, as well as stock options granted but unvested at December 31, 2006 that the Company expects will vest in future periods.

	Vested and Expected to Vest at December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	4,280,760	$38.90
Non-Executives	420,495	$48.01
Directors	466,162	$55.54

Total	5,167,417	$41.14	6.33	$82,201

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning stock options granted to Executives, Non-Executives and Directors that are exercisable at December 31, 2006.

	Exercisable at December 31, 2006
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	2,151,419	$21.60
Non-Executives	206,396	$37.84
Directors	466,162	$55.54

Total	2,823,977	$28.39	4.97	$80,942

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all outstanding stock options been exercised on December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006, 2005 and 2004 was $11.5 million, $80.0 million and $41.7 million, respectively.

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 15.84 - $ 23.77	2,042,067	4.17	$19.87	2,034,201	$19.85
$ 23.78 - $ 31.69	269,164	1.26	$26.62	134,268	$26.80
$ 31.70 - $ 47.53	1,034,530	7.29	$44.63	374,158	$44.65
$ 47.54 - $ 71.30	2,248,100	8.74	$62.48	156,350	$61.51
$ 71.31 - $ 79.22	138,000	8.74	$78.81	125,000	$78.89

Total	5,731,861	6.50	$42.73	2,823,977	$28.39

Total stock-based compensation expense relating to stock options granted by the Company was $15.0 million for the year ended December 31, 2006. As of December 31, 2006, $45.9 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 2.9 years.

The Company received cash proceeds from the exercise of stock options of $7.3 million, $26.3 million and $11.0 million during the years ended December 31, 2006, 2005 and 2004, respectively. The tax benefit realized for stock option exercises during the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $30.0 million and $16.0 million, respectively. The Company will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted and Unrestricted Stock Award Activity—Non-vested restricted stock awards at December 31, 2006 and changes during the year ended December 31, 2006 were as follows.

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2005	43,312	$57.16
Granted	37,371	$63.47
Vested	(27,935)	$56.57
Forfeited	(5,623)	$60.55

Non-vested at December 31, 2006	47,125	$62.11

Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $1.6 million, $1.2 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, there was $1.9 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of 1.9 years. The total intrinsic value of restricted stock awards which vested during the years ended December 31, 2006, 2005 and 2004 was $1.7 million, $1.2 million and $0.9 million, respectively.

16. Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (Corporate and homebuilding segments) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized is reported as interest expense. All interest incurred during 2006, 2005 and 2004 on the senior notes and Homebuilding Line was capitalized. Interest incurred on the Mortgage Line (Financial Services and Other) is charged to interest expense. Interest activity is shown below (in thousands).

	Year Ended December 31,
	2006	2005	2004
Total Interest Incurred
Corporate and homebuilding segments	$58,141	$51,872	$32,879
Financial Services and Other	8,816	3,850	1,946

Total interest incurred	$66,957	$55,722	$34,825

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of year	$41,999	$24,220	$20,043
Interest capitalized	58,141	51,872	32,879
Previously capitalized interest included in home cost of sales	(49,485)	(34,093)	(28,702)

Interest capitalized in homebuilding inventory, end of year	$50,655	$41,999	$24,220

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and other income and interest expense are shown below (in thousands).

	Year Ended December 31,
	2006	2005	2004
Interest and Other Income, Net
Interest and other income	$17,119	$8,500	$6,825
Interest expense, net of interest capitalized	8,816	3,850	1,946

Total interest and other income, net	$8,303	$4,650	$4,879

17. Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2006 and 2005.

Cash and Cash Equivalents—For cash and cash equivalents, the fair value approximates carrying value.

Mortgage Loans Held in Inventory, Net—The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory that have no forward commitments are stated at the lower of aggregate cost, as adjusted for fair value changes in exercised interest rate locks and deferred fees and costs, or market value on an aggregate basis. The fair value approximates carrying value.

Lines of Credit—The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

Senior Notes—The estimated fair value of the senior notes in the following table are based on dealer quotes (in thousands).

	December 31, 2006		December 31, 2005
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$148,963	$157,290	$148,821	$161,490
5 1/2% Senior Notes due 2013	$349,361	$334,053	$349,276	$339,521
5 3/8% Medium Term Senior Notes due 2014	$248,663	$232,650	$248,532	$237,932
5 3/8% Medium Term Senior Notes due 2015	$249,695	$232,437	$249,668	$234,501

18. Subsequent Events

On January 22, 2007, the Company’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend was paid on February 21, 2007 to shareowners of record on February 7, 2007.

Effective January 29, 2007, RAH of Texas, LP, RAH Texas Holdings, LLC and Richmond American Homes of Texas, Inc. were released from their guaranty obligations under (1) the Company’s Second Amended and Restated Credit Agreement dated March 22, 2006 and (2) the Company’s senior notes (including the 7% Senior Notes, the 5 1/2% Senior Notes, the 5 3/8% Medium-Term Senior Notes and the 2015 Medium Term Senior Notes) and the respective senior note indentures.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Supplemental Guarantor Information

At December 31, 2006, the Company’s senior notes were fully and unconditionally guaranteed on an unsecured basis, jointly and severally by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which were 100%-owned subsidiaries of the Company.

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

Subsidiaries that did not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance

•	American Home Title

•	HomeAmerican

•	StarAmerican

•	Allegiant

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$484,682	$6,400	$16,865	$—	$507,947
Restricted cash	—	2,641	—	—	2,641
Home sales and other receivables	—	129,559	53,379	(39,002)	143,936
Mortgage loans held in inventory	—	—	212,903	—	212,903
Inventories, net
Housing completed or under construction	—	1,178,671	—	—	1,178,671
Land and land under development	—	1,575,158	—	—	1,575,158
Investment in and advances to parent and subsidiaries	480,650	1,068	(37,782)	(443,936)	—
Other assets	169,961	113,383	5,275	—	288,619

Total Assets	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

LIABILITIES
Accounts payable and related party liabilities	$40,757	$168,401	$1,604	$(38,057)	$172,705
Accrued liabilities	94,456	271,482	54,661	(945)	419,654
Advances and notes payable to parent and subsidiaries	(2,114,146)	2,103,373	10,773	—	—
Income taxes payable	(44,338)	66,668	6,155	—	28,485
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	130,467	—	130,467
Senior notes, net	996,682	—	—	—	996,682

Total Liabilities	(1,026,589)	2,609,924	203,660	(39,002)	1,747,993

STOCKHOLDERS’ EQUITY	2,161,882	396,956	46,980	(443,936)	2,161,882

Total Liabilities and Stockholders’ Equity	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2005

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$196,032	$5,527	$12,972	$—	$214,531
Restricted cash	—	6,742	—	—	6,742
Home sales and other receivables	—	160,027	52,000	(53,219)	158,808
Mortgage loans held in inventory	—	—	237,376	—	237,376
Inventories, net
Housing completed or under construction	—	1,320,106	—	—	1,320,106
Land and land under development	—	1,677,948	—	—	1,677,948
Investment in and advances to parent and subsidiaries	728,608	1,249	(4,687)	(725,170)	—
Other assets	102,768	124,939	16,632	—	244,339

Total Assets	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

LIABILITIES
Accounts payable and related party liabilities	$37,304	$182,735	$16,857	$(27,049)	$209,847
Accrued liabilities	115,388	282,454	70,737	(26,170)	442,409
Advances and notes payable to parent and subsidiaries	(1,892,320)	1,876,894	15,426	—	—
Income taxes payable	(181,370)	275,602	8,424	—	102,656
Homebuilding line of credit	—	—	—	—	—
Mortgage line of credit	—	—	156,532	—	156,532
Senior notes, net	996,297	—	—	—	996,297

Total Liabilities	(924,701)	2,617,685	267,976	(53,219)	1,907,741

STOCKHOLDERS’ EQUITY	1,952,109	678,853	46,317	(725,170)	1,952,109

Total Liabilities and Stockholders’ Equity	$1,027,408	$3,296,538	$314,293	$(778,389)	$3,859,850

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Income

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$4,650,556	$—	$—	$4,650,556
Land sales and other revenue	1,747	47,017	103,915	(1,493)	151,186
Equity in earnings of subsidiaries	127,806	—	—	(127,806)	—

Total Revenue	129,553	4,697,573	103,915	(129,299)	4,801,742

COSTS AND EXPENSES
Home cost of sales	—	3,620,161	(505)	—	3,619,656
Asset impairments	—	112,027	—	—	112,027
Marketing and commission expenses	1,145	278,819	—	—	279,964
General and administrative expenses	81,592	280,129	58,059	—	419,780
Other expenses	3,687	33,491	—	—	37,178
Corporate and homebuilding interest	(206,259)	205,531	728	—	—

Total Costs and Expenses	(119,835)	4,530,158	58,282	—	4,468,605

Income before income taxes	249,388	167,415	45,633	(129,299)	333,137
Provision for income taxes	(35,135)	(66,668)	(17,081)	—	(118,884)

NET INCOME	$214,253	$100,747	$28,552	$(129,299)	$214,253

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Income

Year Ended December 31, 2005

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$4,792,700	$—	$—	$4,792,700
Land sales and other revenue	1,453	11,144	88,426	(1,134)	99,889
Equity in earnings of subsidiaries	478,849	—	—	(478,849)	—

Total Revenue	480,302	4,803,844	88,426	(479,983)	4,892,589

COSTS AND EXPENSES
Home cost of sales	—	3,436,534	(499)	—	3,436,035
Marketing and commission expenses	499	235,823	—	—	236,322
General and administrative expenses	111,606	236,695	52,883	—	401,184
Other expenses	8,424	1,861	—	—	10,285
Corporate and homebuilding interest	(159,908)	159,908	—	—	—

Total Costs and Expenses	(39,379)	4,070,821	52,384	—	4,083,826

Income before income taxes	519,681	733,023	36,042	(479,983)	808,763
Provision for income taxes	(13,958)	(275,602)	(13,480)	—	(303,040)

NET INCOME	$505,723	$457,421	$22,562	$(479,983)	$505,723

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Income

Year Ended December 31, 2004

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$3,922,837	$—	$—	$3,922,837
Land sales and other revenue	789	12,859	77,056	(647)	90,057
Equity in earnings of subsidiaries	388,307	—	—	(388,307)	—

Total Revenue	389,096	3,935,696	77,056	(388,954)	4,012,894

COSTS AND EXPENSES
Home cost of sales	—	2,834,359	(267)	—	2,834,092
Marketing and commission expenses	968	197,573	—	—	198,541
General and administrative expenses	94,832	179,612	53,368	—	327,812
Other expenses	6,752	8,783	—	—	15,535
Corporate and homebuilding interest	(104,825)	104,825	—	—	—

Total Costs and Expenses	(2,273)	3,325,152	53,101	—	3,375,980

Income before income taxes	391,369	610,544	23,955	(388,954)	636,914
Provision for income taxes	(204)	(236,466)	(9,079)	—	(245,749)

NET INCOME	$391,165	$374,078	$14,876	$(388,954)	$391,165

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$169,226	$167,895	$27,420	$(1,493)	$363,048

Net cash used in investing activities	(3,022)	(7,172)	(27)	—	(10,221)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	157,285	(159,850)	2,565	—	—
Lines of credits
Advances	450,900	—	—	—	450,900
Principal payments	(450,900)	—	(26,065)	—	(476,965)
Dividend payments	(46,456)	—	—	1,493	(44,963)
Proceeds from exercise of stock options and excess tax benefit from stock-based compensation	11,617	—	—	—	11,617

Net cash provided by (used in) financing activities	122,446	(159,850)	(23,500)	1,493	(59,411)

Net increase in cash and cash equivalents	288,650	873	3,893	—	293,416
Cash and cash equivalents
Beginning of year	196,032	5,527	12,972	—	214,531

End of year	$484,682	$6,400	$16,865	$—	$507,947

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2005

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$96,191	$(512,323)	$(7,662)	$(1,135)	$(424,929)

Net cash used in investing activities	(7,449)	(15,079)	(361)	—	(22,889)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(521,739)	527,868	(6,129)	—	—
Lines of credits
Advances	1,441,100	—	21,054	—	1,462,154
Principal payments	(1,441,100)	—	—	—	(1,441,100)
Proceeds from senior notes, net	247,605	—	—	—	247,605
Dividend payments	(34,667)	—	—	1,135	(33,532)
Proceeds from exercise of stock options	26,263	—	—	—	26,263

Net cash provided by (used in) financing activities	(282,538)	527,868	14,925	1,135	261,390

Net increase in cash and cash equivalents	(193,796)	466	6,902	—	(186,428)
Cash and cash equivalents
Beginning of year	389,828	5,061	6,070	—	400,959

End of year	$196,032	$5,527	$12,972	$—	$214,531

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2004

(In thousands)

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting at December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

M.D.C. Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that M.D.C. Holdings, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that M.D.C. Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2007

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about June 25, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.

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

The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference, when filed, from the Company’s Proxy Statement.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on May 1, 2006.

The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Reports on Form 10-K for the years ended December 31, 2006 and 2005.

Item 11.	Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at December 31, 2006 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Employee Equity Incentive Plan	757,589	$23.28	none
Equity Incentive Plan	4,508,110	$44.68	2,636,252
Director Stock Option Plan	466,162	$55.54	364,174

Total equity compensation plans approved by shareowners	5,731,861	$42.73	3,000,426

Please refer to the discussion of the Company’s equity incentive plans in Note 14 to the Company’s Consolidated Financial Statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under the current plans automatically increases.

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

(a)(3) Exhibits.

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed May 10, 2006). *

3.2	Form of Bylaws of MDC, as amended (incorporated herein by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated herein by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 19, 2003). *

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q dated September 30, 2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 9, 2006). *

10.1	Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2	Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Form 8-K filed March 24, 2006). *

10.3	Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2003). *

10.4	First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated June 30, 2004). *

10.5	Second Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated September 30, 2004). *

10.6	Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed September 30, 2005). *

10.7	Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2005). *

10.8	Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted) (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 7, 2006). *

10.9	Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, among HomeAmerican Mortgage Corporation, the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 8, 2006).*

10.10	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.11	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.12	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-K dated December 31, 1998). *

10.13	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.14	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q dated March 31, 2003). *

10.15	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.17	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.18	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.19	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.20	Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 26, 2006).*

10.21	Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed October 26, 2006).*

10.22	Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 10-Q dated March 31, 2003). *

10.23	Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.24	Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated filed February 22, 2006). *

10.25	M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A to the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.26	Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 6, 2006). *

10.27	Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K filed February 27, 2003). *

10.28	Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Form 8-K filed February 27, 2003). *

10.29	Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005) . *

10.30	Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed February 28, 2005). *

10.31	Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 27, 1998). *

10.32	Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K dated March 27, 1998). *

10.33	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K dated March 27, 1998). *

10.34	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.35	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.36	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.37	2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.38	Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, effective as of January 1, 2004.

10.39	Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005 (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed March 7, 2006). *

10.40	Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, effective as of January 1, 2006.

10.41	Final 401(k)/401(m) Regulations Amendment to M.D.C. Holdings, Inc. 401 (k) Savings Plan.

10.42	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 14, 2004). *

10.43	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 7, 2005). *

10.44	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2004). *

10.45	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 20, 2005). *

10.46	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 9, 2006). *

10.47	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005). *

10.48	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 28th day of February, 2007 on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ LARRY A. MIZEL Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2007

/s/ DAVID D. MANDARICH David D. Mandarich	Director, President and Chief Operating Officer	February 28, 2007

/s/ STEVEN J. BORICK Steven J. Borick	Director	February 28, 2007

/s/ GILBERT GOLDSTEIN Gilbert Goldstein	Director	February 28, 2007

/s/ WILLIAM B. KEMPER William B. Kemper	Director	February 28, 2007

/s/ HERBERT T. BUCHWALD Herbert T. Buchwald	Director	February 28, 2007

/s/ DAVID E. BLACKFORD David E. Blackford	Director	February 28, 2007

/s/ MICHAEL A. BERMAN Michael A. Berman	Director	February 28, 2007

(A Majority of the Board of Directors)