Form 10-Q
period 2007-03-31
MDC HOLDINGS INC
filed 2007-05-10
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-8951

M.D.C. HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	84-0622967
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4350 South Monaco Street, Suite 500 Denver, Colorado	80237 (Zip code)
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

As of April 30, 2007, 45,722,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$630,681	$507,947
Restricted cash	2,546	2,641
Home sales and other receivables	69,255	143,936
Mortgage loans held in inventory, net	150,356	212,903
Inventories
Housing completed or under construction	1,171,137	1,178,671
Land and land under development	1,341,804	1,575,158
Property and equipment, net	41,503	44,606
Deferred income taxes	174,590	124,880
Prepaid expenses and other assets, net	107,593	119,133

Total Assets	$3,689,465	$3,909,875

LIABILITIES
Accounts payable	$132,905	$171,005
Accrued liabilities	367,362	418,953
Income taxes payable	11,602	28,485
Related party liabilities	701	2,401
Homebuilding line of credit	-	-
Mortgage line of credit	100,703	130,467
Senior notes, net	996,782	996,682

Total Liabilities	1,610,055	1,747,993

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 45,708,000 and 45,694,000 issued and outstanding, respectively, at March 31, 2007 and 45,179,000 and 45,165,000 issued and outstanding, respectively, at December 31, 2006	457	452
Additional paid-in capital	783,873	760,831
Retained earnings	1,296,742	1,402,261
Accumulated other comprehensive loss	(1,003)	(1,003)
Less treasury stock, at cost; 14,000 shares at March 31, 2007 and December 31, 2006	(659)	(659)

Total Stockholders’ Equity	2,079,410	2,161,882

Total Liabilities and Stockholders’ Equity	$3,689,465	$3,909,875

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE

Home sales revenue	$711,800	$1,117,155
Land sales revenue	6,034	1,837
Other revenue	27,290	26,433

Total Revenue	745,124	1,145,425

COSTS AND EXPENSES

Home cost of sales	599,199	814,850
Land cost of sales	5,107	1,774
Asset impairments	141,422	600
Marketing expenses	29,079	29,035
Commission expenses	23,250	32,843
General and administrative expenses	90,657	111,265
Related party expenses	91	2,577

Total Costs and Expenses	888,805	992,944

(Loss) income before income taxes	(143,681)	152,481
Benefit from (provision for) income taxes	49,283	(57,060)

NET (LOSS) INCOME	$(94,398)	$95,421

(LOSS) EARNINGS PER SHARE

Basic	$(2.07)	$2.13

Diluted	$(2.07)	$2.08

WEIGHTED-AVERAGE SHARES

Basic	45,501	44,820

Diluted	45,501	45,970

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(94,398)	$95,421
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization of deferred marketing costs	7,687	9,085
Depreciation and amortization of long-lived assets	4,133	4,543
Asset impairments	141,422	600
Write-offs of land option deposits and pre-acquisition costs	4,041	3,623
Deferred income taxes	(49,710)	(4,640)
Stock-based compensation expense	2,637	3,947
Non-cash related party expenses	-	2,301
Excess tax benefits from stock-based compensation	(5,850)	(1,192)
Amortization of debt discount	100	94
Net change in assets and liabilities
Restricted cash	95	(907)
Home sales and other receivables	74,681	61,067
Mortgage loans held in inventory, net	62,547	46,939
Housing completed or under construction	(18,764)	(59,838)
Land and land under development	118,230	(159,553)
Prepaid expenses and other assets, net	(508)	(23,523)
Accounts payable	(38,100)	(11,364)
Accrued liabilities	(48,180)	(56,994)
Income taxes payable	(10,740)	(18,052)

Net cash provided by (used in) operating activities	149,323	(108,443)

INVESTING ACTIVITIES
Net purchase of property and equipment	(710)	(1,638)

FINANCING ACTIVITIES
Lines of credit
Advances	160,448	354,800
Principal payments	(190,212)	(285,792)
Excess tax benefits from stock-based compensation	5,850	1,192
Dividend payments	(11,414)	(11,217)
Proceeds from exercise of stock options	9,449	2,306

Net cash (used in) provided by financing activities	(25,879)	61,289

Net increase (decrease) in cash and cash equivalents	122,734	(48,792)
Cash and cash equivalents
Beginning of period	507,947	214,531

End of period	$630,681	$165,739

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2007 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed February 28, 2007. Certain prior period balances have been reclassified to conform to the current year’s presentation.

The Company has experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain geographical areas (or markets). Also, the Company has experienced seasonality in the financial services operations because mortgage loan originations are directly attributed to the closing of homes from the homebuilding operations. Due to reduced home closing levels during 2006 and continuing in 2007, this pattern did not continue for the third and fourth quarters of 2006, and there can be no assurance that it will continue in the future. The Consolidated Statements of Income and Cash Flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Refer to economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2006 Annual Report on Form 10-K. There are no assurances as to the results of operations for the second, third and fourth quarters of 2007.

The following table summarizes, by quarter, home sales revenue during 2007, 2006 and 2005 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007	$711,800	N/A	N/A	N/A
2006	$1,117,155	$1,188,561	$1,050,700	$1,294,140
2005	$914,751	$1,026,943	$1,145,481	$1,705,525

2.	Asset Impairment

On a quarterly basis, the Company evaluates its inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). As a result of its evaluation, the Company recorded impairments of its housing completed and under

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

construction and land and land under development inventories of $26.3 million and $115.1 million, respectively, at March 31, 2007. These impairments, which relate to assets contracted for primarily during 2004 and 2005, were the result of: (1) significant increases in the level of incentives offered to generate new home orders and maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (2) decreases in Company home sales prices when the typical spring selling season failed to materialize; and (3) decreases in Company home sales prices and/or increases in the level of incentives offered to remain competitive with home sales prices offered by our competitors. In accordance with SFAS 144, the Company determined the fair value of each impaired asset based upon the present value of the estimated future cash flows on a subdivision-by-subdivision basis at a discount rate commensurate with the risk of the subdivision under evaluation, generally ranging from 10% to 18%. The Company recorded $0.6 million in asset impairments for the three months ended March 31, 2006 relating to land held for sale. The impairments recorded at March 31, 2007 and 2006, by reportable segment (as defined in Note 9), are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
West	$121,904	$-
Mountain	654	-
East	2,567	-
Other Homebuilding	16,297	600

Total impairment	$141,422	$600

3.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when a company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	March 31, 2007	December 31, 2006
Accrued liabilities
Warranty reserves	$101,835	$102,033
Insurance reserves	51,908	50,854
Land development and home construction accruals	51,905	64,224
Accrued compensation and related expenses	39,692	74,751
Customer and escrow deposits	30,577	28,705
Accrued interest payable	20,396	13,321
Accrued pension liability	13,483	13,183
Deferred revenue	10,818	23,089
Other accrued liabilities	46,748	48,793

Total accrued liabilities	$367,362	$418,953

5.	(Loss) Earnings Per Share

The Company calculates earnings or loss per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic EPS excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of stock options and unvested restricted stock awards. Diluted EPS for the three months ended March 31, 2007 excluded common stock equivalents because the effect of their inclusions would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded were 879,000 shares during the three months ended March 31, 2007.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2007	2006
Basic (Loss) Earnings Per Share
Net (loss) income	$(94,398)	$95,421

Basic weighted-average shares outstanding	45,501	44,820

Per share amounts	$(2.07)	$2.13

Diluted (Loss) Earnings Per share
Net (loss) income	$(94,398)	$95,421

Basic weighted-average shares outstanding	45,501	44,820
Stock options, net	-	1,150

Diluted weighted-average shares outstanding	45,501	45,970

Per share amounts	$(2.07)	$2.08

6.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized is reported as interest expense. Interest incurred on the Mortgage Line (as defined below) is charged to interest income, net. Interest activity is shown below (in thousands).

	Three Months Ended March 31,
	2007	2006
Total Interest Incurred
Corporate and Homebuilding	$14,441	$14,837
Financial Services and Other	651	1,964

Total interest incurred	$15,092	$16,801

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$50,655	$41,999
Interest capitalized during the period	14,441	14,837
Previously capitalized interest included in home cost of sales during the period	(13,285)	(9,614)

Interest capitalized in homebuilding inventory, end of period	$51,811	$47,222

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Interest income and interest expense are shown below (in thousands).

	Three Months Ended March 31,
	2007	2006
Interest income, net	$8,995	$3,777
Interest expense, net of interest capitalized	651	1,964

Total interest income, net	$8,344	$1,813

7.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserve activity for the three months ended March 31, 2007 and 2006 is shown below (in thousands).

	Three Months Ended March 31,
	2007	2006
Warranty reserve balance at beginning of period	$102,033	$82,238
Warranty expense provision	6,422	11,496
Warranty cash payments	(6,445)	(8,121)
Warranty reserve adjustments	(175)	-

Warranty reserve balance at end of period	$101,835	$85,613

8.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by StarAmerican Insurance Ltd. (“StarAmerican”) and Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the insurance reserve activity for the three months ended March 31, 2007 and 2006 (in thousands).

	Three Months Ended March 31,
	2007	2006
Insurance reserve balances at beginning of period	$50,854	$35,570
Insurance expense provisions	2,861	3,953
Insurance cash payments	(1,793)	(1,301)
Insurance reserve adjustments	(14)	-

Insurance reserve balances at end of period	$51,908	$38,222

9.	Information on Business Segments

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

(1) West (Arizona, California and Nevada markets)

(2) Mountain (Colorado and Utah markets)

(3) East (Virginia and Maryland markets)

(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant; and (5) StarAmerican. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; and (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Inter-company adjustments noted in the table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers. Transfers, if any, between operating segments are recorded at cost.

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2007	2006
Revenue
Homebuilding
West	$454,654	$687,246
Mountain	145,191	163,190
East	61,355	147,181
Other Homebuilding	64,860	125,887

Total Homebuilding	726,060	1,123,504

Financial Services and Other	19,570	23,642
Corporate	5,433	432
Inter-company adjustments	(5,939)	(2,153)

Consolidated	$745,124	$1,145,425

(Loss) Income Before Income Taxes
Homebuilding
West	$(125,391)	$122,063
Mountain	10,971	8,635
East	(4,386)	35,318
Other Homebuilding	(20,131)	4,882

Total Homebuilding	(138,937)	170,898

Financial Services and Other	7,517	11,184
Corporate	(12,261)	(29,601)

Consolidated	$(143,681)	$152,481

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	March 31, 2007	December 31, 2006
Homebuilding
West	$1,604,053	$1,869,442
Mountain	525,298	535,554
East	320,779	333,902
Other Homebuilding	232,328	266,326

Total Homebuilding	2,682,458	3,005,224

Financial Services and Other	177,810	246,734
Corporate	829,197	657,917

Consolidated	$3,689,465	$3,909,875

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2007	2006
Homebuilding
West	$6,887	$7,746
Mountain	1,035	1,308
East	1,123	593
Other Homebuilding	1,193	2,417

Total Homebuilding	10,238	12,064

Financial Services and Other	47	96
Corporate	1,535	1,468

Consolidated	$11,820	$13,628

10.	Other Comprehensive (Loss) Income

Total other comprehensive (loss) income includes net (loss) income plus unrealized gains or losses on securities available for sale and minimum pension liability adjustments which have been reflected as a component of stockholders’ equity and have not affected consolidated net (loss) income. The Company’s other comprehensive loss was $94.4 million for the three months ended March 31, 2007 and other comprehensive income was $95.4 million for the three months ended March 31, 2006.

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations primarily with respect to subdivision improvement, homeowner association dues and start-up expenses,

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

warranty work, contractor license fees and earnest money deposits. At March 31, 2007, the Company had issued and outstanding performance bonds and letters of credit totaling $376.8 million and $71.5 million, respectively, including $24.4 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

12.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Company’s Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2007, the Company did not have any borrowings under the Homebuilding Line and had $43.7 million in letters of credit issued as of such date, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2007, $100.7 million was borrowed and an additional $31.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General.  The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company’s debt obligations at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006
7% Senior Notes due 2012	$149,001	$148,963
5 1/2% Senior Notes due 2013	349,382	349,361
5 3/8% Medium Term Senior Notes due 2014	248,697	248,663
5 3/8% Medium Term Senior Notes due 2015	249,702	249,695

Total Senior Notes	996,782	996,682
Homebuilding Line	-	-

Total Corporate and Homebuilding Debt	996,782	996,682
Mortgage Line	100,703	130,467

Total Debt	$1,097,485	$1,127,149

13.	Related Party Liabilities

Effective March 1, 2006, the Company entered into a consulting agreement (the “Agreement”) with a firm owned by Mr. Gilbert Goldstein (a member of the Company’s Board of Directors). Pursuant to the terms of the Agreement, the Company has agreed that, among other things, in the event that Mr. Goldstein retires from the practice of law, becomes disabled, dies or the Agreement with the Company is not renewed or extended during the term of the Agreement, the Company will pay Mr. Goldstein’s firm or his estate, in lieu of any other payments, other benefits or services to be provided by the Company pursuant to the Agreement, $15,000 per month for five years or the duration of Mr. Goldstein’s life, whichever is longer. At March 31, 2007, the Company had a related party accrual of $0.7 million associated with the foregoing obligation.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

14.	Income Taxes

The Company’s overall effective income tax rates were 34.3% and 37.4% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the effective tax rate during the 2007 first quarter, compared with the same period during 2006, resulted from the impact of a reduction in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and an increase in permanent differences related to non-deductible excess compensation under I.R.C. Sec. 162(m) “Certain Excessive Employee Remuneration.”

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	March 31, 2007	December 31, 2006
Deferred tax assets
Warranty, litigation and other reserves	$53,733	$52,752
Asset impairment charges	92,624	41,876
Accrued liabilities	8,682	8,298
Deferred revenue	4,038	8,797
Inventory, additional costs capitalized for tax purposes	12,661	12,356
Stock-based compensation	6,319	5,620
Property, equipment and other assets, net	2,454	730

Total gross deferred tax assets	180,511	130,429

Deferred tax liabilities
Deferred revenue	1,907	1,532
Inventory, additional costs capitalized for financial statement purposes	594	596
Other, net	3,420	3,421

Total gross deferred tax liabilities	5,921	5,549

Net deferred tax asset	$174,590	$124,880

On January 1, 2007, the Company adopted the provisions of FIN 48, which is an interpretation of SFAS 109. As a result of the implementation of FIN 48, the Company decreased its liability for unrecognized tax benefits by approximately $0.3 million, which was accounted for as an increase to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balances at January 1, 2007	$18,739
Additions for tax positions related to the current year	1,478

Balances at March 31, 2007	$20,217

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rate were $12.9 million and $13.9 million at January 1, 2007 and March 31, 2007, respectively.

The Company recognizes interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Income, and the corresponding liability in income taxes payable on the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Income for the three months ended March 31, 2007 was approximately $0.3 million (interest net of related tax benefits). The corresponding liabilities on the Consolidated Balance Sheets were $2.6 million and $2.9 million at January 1, 2007 and March 31, 2007, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of certain state income tax audits. An estimate of the range of the reasonably possible change cannot be made.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2003 through 2006. The Company is subject to various state income tax examinations for the 1996 through 2006 calendar tax years.

The Company currently is under state income tax examination in the states of California, Virginia and Arizona.

15.	Supplemental Guarantor Information

The Company’s senior notes and Homebuilding Line are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.

•	M.D.C. Land Corporation
•	RAH of Florida, Inc.
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of California, Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Florida, LP
•	Richmond American Homes of Illinois, Inc.
•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.
•	Richmond American Homes of West Virginia, Inc.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	RAH of Texas, LP
•	RAH Texas Holdings, LLC
•	Richmond American Homes of Texas, Inc.

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

The supplemental condensed combining statement of income for the three months ended March 31, 2006 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The supplemental condensed combining statement of income for the three months ended March 31, 2006 has been adjusted to eliminate this inter-company cost of capital charge in order to conform the presentation to the Company’s segment reporting included in Note 9 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

March 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$608,458	$5,247	$16,976	$-	$630,681
Restricted cash	-	2,546	-	-	2,546
Home sales and other receivables	570	60,663	46,779	(38,757)	69,255
Mortgage loans held in inventory, net	-	-	150,356	-	150,356
Inventories
Housing completed or under construction	-	1,169,135	2,002	-	1,171,137
Land and land under development	-	1,341,804	-	-	1,341,804
Investment in and advances to parent and subsidiaries	289,217	42,345	(11,108)	(320,454)	-
Other assets, net	216,747	101,084	5,855	-	323,686

Total Assets	$1,114,992	$2,722,824	$210,860	$(359,211)	$3,689,465

LIABILITIES
Accounts payable and related party liabilities	$39,805	$131,755	$803	$(38,757)	$133,606
Accrued liabilities	81,592	232,856	52,914	-	367,362
Advances and notes payable to parent and subsidiaries	(2,165,695)	2,134,093	31,602	-	-
Income taxes payable	83,098	(73,737)	2,241	-	11,602
Homebuilding Line	-	-	-	-	-
Mortgage Line	-	-	100,703	-	100,703
Senior notes, net	996,782	-	-	-	996,782

Total Liabilities	(964,418)	2,424,967	188,263	(38,757)	1,610,055

STOCKHOLDERS’ EQUITY	2,079,410	297,857	22,597	(320,454)	2,079,410

Total Liabilities and Stockholders’ Equity	$1,114,992	$2,722,824	$210,860	$(359,211)	$3,689,465

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$484,682	$6,400	$16,865	$-	$507,947
Restricted cash	-	2,641	-	-	2,641
Home sales and other receivables	-	129,559	53,379	(39,002)	143,936
Mortgage loans held in inventory, net	-	-	212,903	-	212,903
Inventories
Housing completed or under construction	-	1,178,671	-	-	1,178,671
Land and land under development	-	1,575,158	-	-	1,575,158
Investment in and advances to parent and subsidiaries	480,650	1,068	(37,782)	(443,936)	-
Other assets, net	169,961	113,383	5,275	-	288,619

Total Assets	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

LIABILITIES
Accounts payable and related party liabilities	$41,458	$168,401	$1,604	$(38,057)	$173,406
Accrued liabilities	93,755	271,482	54,661	(945)	418,953
Advances and notes payable to parent and subsidiaries	(2,114,146)	2,103,373	10,773	-	-
Income taxes payable	(44,338)	66,668	6,155	-	28,485
Homebuilding Line	-	-	-	-	-
Mortgage Line	-	-	130,467	-	130,467
Senior notes, net	996,682	-	-	-	996,682

Total Liabilities	(1,026,589)	2,609,924	203,660	(39,002)	1,747,993

STOCKHOLDERS’ EQUITY	2,161,882	396,956	46,980	(443,936)	2,161,882

Total Liabilities and Stockholders’ Equity	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Income

(In thousands)

Three Months Ended March 31, 2007

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$710,309	$1,491	$-	$711,800
Land sales and other revenue	5,427	8,064	19,833	-	33,324
Equity in earnings of subsidiaries	(61,001)	-	-	61,001	-

Total Revenue	(55,574)	718,373	21,324	61,001	745,124

COSTS AND EXPENSES
Home cost of sales	-	597,889	1,310	-	599,199
Asset impairments	-	141,422	-	-	141,422
Marketing and commission expenses	-	52,150	179	-	52,329
General and administrative expenses	17,602	60,695	12,360	-	90,657
Inter-company interest	(1,111)	-	1,111		-
Other expenses	91	4,882	225	-	5,198

Total Costs and Expenses	16,582	857,038	15,185	-	888,805

(Loss) income before income taxes	(72,156)	(138,665)	6,139	61,001	(143,681)
Benefit from (provision for) income taxes	(22,242)	73,737	(2,212)	-	49,283

NET (LOSS) INCOME	$(94,398)	$(64,928)	$3,927	$61,001	$(94,398)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Three Months Ended March 31, 2006

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,117,155	$-	$-	$1,117,155
Land sales and other revenue	422	4,054	23,794	-	28,270
Equity in earnings of subsidiaries	132,317	-	-	(132,317)	-

Total Revenue	132,739	1,121,209	23,794	(132,317)	1,145,425

COSTS AND EXPENSES
Home cost of sales	-	814,833	17	-	814,850
Asset impairments	-	600	-	-	600
Marketing and commission expenses	(199)	62,077	-	-	61,878
General and administrative expenses	27,456	71,679	12,130	-	111,265
Other expenses	2,577	1,774	-	-	4,351

Total Costs and Expenses	29,834	950,963	12,147	-	992,944

Income before income taxes	102,905	170,246	11,647	(132,317)	152,481
Provision for income taxes	(7,484)	(45,216)	(4,360)	-	(57,060)

NET INCOME	$95,421	$125,030	$7,287	$(132,317)	$95,421

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

(In thousands)

Three Months Ended March 31, 2007

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$120,530	$(1,101)	$29,894	$-	$149,323

Net cash used in investing activities	(639)	(52)	(19)	-	(710)

Financing activities
Lines of credits
Advances	160,448	-	-	-	160,448
Principal payments	(160,448)	-	(29,764)	-	(190,212)
Excess tax benefit from stock- based compensation	5,850	-	-	-	5,850
Dividend payments	(11,414)	-	-	-	(11,414)
Proceeds from exercise of stock options	9,449	-	-	-	9,449

Net cash provided by (used in) financing activities	3,885	-	(29,764)	-	(25,879)

Net increase (decrease) in cash and cash equivalents	123,776	(1,153)	111	-	122,734
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$608,458	$5,247	$16,976	$-	$630,681

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

(In thousands)

Three Months Ended March 31, 2006

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$202,693	$(353,014)	$42,251	$(373)	$(108,443)

Net cash used in investing activities	(684)	(929)	(25)	-	(1,638)

Financing activities
Net increase (reduction) in borrowings from parent and subsidiaries	(347,298)	355,912	(8,614)	-	-
Lines of credits
Advances	354,800	-	-	-	354,800
Principal payments	(254,800)	-	(30,992)	-	(285,792)
Excess tax benefit from stock- based compensation	1,192	-	-	-	1,192
Dividend payments	(11,590)	-	-	373	(11,217)
Proceeds from exercise of stock options	2,306	-	-	-	2,306

Net cash provided by (used in) financing activities	(255,390)	355,912	(39,606)	373	61,289

Net increase (decrease) in cash and cash equivalents	(53,381)	1,969	2,620	-	(48,792)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	-	214,531

End of period	$142,651	$7,496	$15,592	$-	$165,739

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q.

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our homebuilding segments consist of subsidiary companies that build and sell homes under the name “Richmond American Homes.” Richmond American Homes maintains operations in certain markets within the United States, including Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Texas (although we are in the final stages of exiting this market), Utah and Virginia (which includes Virginia and West Virginia).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia, and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries. In 2003, we formed StarAmerican Insurance Ltd. (“StarAmerican”), now a Hawaii corporation. StarAmerican, a wholly owned subsidiary of MDC, has agreed to re-insure all claims pursuant to two policies issued to the Company by a third party. Pursuant to agreements beginning in June 2004, StarAmerican agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18.0 million per year.

EXECUTIVE SUMMARY

We closed 2,001 and 3,198 homes during the three months ended March 31, 2007 and 2006, respectively. We received 2,558 net home orders during the 2007 first quarter, compared with 3,800 net home orders during the same period in 2006. We had 4,195 homes in Backlog (as defined below) valued at $1.5 billion at March 31, 2007, compared with 7,134 homes in Backlog valued at $2.7 billion at March 31, 2006.

During the first three months of 2007, the homebuilding industry continued to experience uncertainty and reduced demand for new homes, particularly in our California and Nevada markets, and in most sub-markets within our Mountain, East and Other Homebuilding segments, which negatively impacted our financial and operating results during the 2007 first quarter, compared with the 2006 first quarter. The conditions experienced during the 2007 first quarter included, among other things: reduced consumer confidence; on-going homebuyer concerns about the housing market and the lack of stabilization in home sales prices; and concerns over higher-risk mortgage loan products, such as Alt-A (as defined below) and sub-prime (as defined below). These factors contributed to, among other things: (1) lower demand for new homes; (2) significant increases in competition for new home orders; (3) continued high levels of incentives and, in some cases, increases required to stimulate new home orders and maintain previous home orders in Backlog until they close; (4) increases in the supply of new and existing homes available to be purchased; and (5) prospective homebuyers having a more difficult time selling their existing homes in this more competitive environment. Additionally, during the 2007 first quarter, many lenders in the mortgage industry faced liquidity issues surrounding higher-risk originated mortgage loans, including Alt-A, sub-prime and high loan-to-value mortgage loans. As a result, we tightened our mortgage loan underwriting criteria during the 2007 first quarter related to high loan-to-value mortgage loan originations. We believe these changes in the mortgage lending environment negatively impacted our homebuyers’ confidence in both the homebuilding and mortgage lending industries, which contributed to lower demand for homes and fewer new home orders during the 2007 first quarter, as well as the delay of some home closings as homebuyers were required to re-qualify for new or different mortgage loan products. This weaker homebuilding market resulted in fewer closed homes, decreased new home orders, reduced year-over-year Backlog, lower Home Gross Margins (as defined below) and significant asset impairments. As a result of these factors, and after recording asset impairments of $141.4 million, we recognized a net loss of $94.4 million during the three months ended March 31, 2007, compared with net income of $95.4 million for the same period in 2006.

In response to these conditions, our management continued to focus on: (1) initiatives to generate new home orders and maintain home orders in Backlog until they close; (2) sales and marketing programs to generate homebuyer traffic in our home sales offices; (3) rolling out nationally our new customer experience initiative, which is focused on making improvements in our customer’s complete home buying and homeownership experience; (4) adjusting our portfolio of lots controlled to accommodate the current pace of new home orders in our markets; and (5) controlling our general and administrative expenses, primarily through personnel reductions and consolidation of several homebuilding divisions. Accordingly, we continued to modify our sales and marketing strategies to address market conditions in many of our sub-markets and subdivisions. In many cases, this required additional increases in the level of incentives we have offered as a means of generating homebuyer interest and minimizing home order cancellations. These incentives contributed to the significant reduction in our Home Gross Margins during the first quarter of 2007, compared with the same period during 2006. A continued slowdown in new home orders could have a greater negative impact on our Home Gross Margins and results of operations in future periods. See “Forward-Looking Statements” below.

Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at quarter-end to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the evaluation performed, we determined that the carrying values of certain assets were not recoverable in each of our homebuilding segments, particularly in our California and Nevada markets. Accordingly, we recorded $141.4 million in asset impairments during the three months ended March 31, 2007 associated with 3,284 owned lots in 52 subdivisions. These impairments, which relate to assets contracted for primarily during 2004 and 2005, were the result of: (1) decreased demand for new home orders during the 2007 first quarter; (2) significant increases in the level of incentives offered to generate new home orders and maintain homes in Backlog until they close; (3) our reduction in home sales prices when the typical spring selling season failed to materialize; and (4) decreases in our home sales prices and/or increases in the level of incentives offered to remain competitive with home sales prices offered by our competitors. As market conditions for the homebuilding industry can fluctuate significantly period-to-period, we will continue to assess facts and circumstances existing at each future period-end to determine whether the carrying values of our homebuilding inventories are recoverable. We cannot provide any assurance as to the potential for future asset impairments. See “Forward-Looking Statements” below.

We have continued to pursue our objective of limiting our lot supply to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions. Accordingly, we limited our new land acquisitions and elected not to exercise options to purchase lots under existing contracts. As a result, we incurred $4.0 million in write-offs of deposits and pre-acquisition costs associated with lot option contracts that we chose not to exercise, which contributed to the 12% and 10% reductions of total lots under option and total lots owned, respectively, from December 31, 2006. In addition, partly as a result of our efforts to control land acquisitions through modifications to lot takedown prices and extensions of time for specified lot takedowns, we were able to decrease our land and land under development by $233.4 million from December 31, 2006, which includes the impact of $115.1 million of impairments recognized during the 2007 first quarter.

During the 2007 first quarter, we maintained our focus on our balance sheet, preparing to react to opportunities that may arise in the future. We were able to generate $149.3 million in cash from operations, resulting in cash and cash equivalents at March 31, 2007 of $630.7 million, with no borrowings outstanding on our Homebuilding Line (as defined below). Consequently, our cash and available borrowing capacity increased to more than $1.9 billion at March 31, 2007, compared with $1.7 billion and $1.3 billion at December 31, 2006 and March 31, 2006, respectively. We will continue to evaluate our alternatives for using this capital, which may include lot acquisitions, various investment vehicles, potential repurchases of MDC common stock and dividend payments. See “Forward-Looking Statements” below.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to (1) homebuilding inventory valuation; (2) revenue recognition; (3) segment reporting; (4) stock-based compensation; (5) home cost of sales; (6) warranty costs; (7) land options; and (8) insurance reserves. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The following discussion compares results for the three months ended March 31, 2007 with the three months ended March 31, 2006.

(Loss) Income Before Income Taxes. The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Homebuilding
West	$(125,391)	$122,063	$(247,454)	-203%
Mountain	10,971	8,635	2,336	27%
East	(4,386)	35,318	(39,704)	-112%
Other Homebuilding	(20,131)	4,882	(25,013)	-512%

Total Homebuilding	(138,937)	170,898	(309,835)	-181%

Financial Services and Other	7,517	11,184	(3,667)	-33%
Corporate	(12,261)	(29,601)	17,340	-59%

Consolidated	$(143,681)	$152,481	$(296,162)	-194%

We recognized a loss before income taxes in our homebuilding segments during the 2007 first quarter, primarily resulting from: (1) significant decreases in Home Gross Margins in most of our homebuilding segments; (2) asset impairments of $141.4 million; and (3) closing fewer homes in each homebuilding segment. Partially offsetting these items were decreases of $10.7 million and $9.6 million in general and administrative expenses and commission expenses, respectively.

In our West segment, the loss before income taxes during the 2007 first quarter primarily was due to: (1) asset impairments of $121.9 million; (2) significant decreases in Home Gross Margins; and (3) closing 624 fewer homes. These items partially were offset by decreases of $7.4 million in general and administrative expenses and commission expense. Income before income taxes for our Mountain segment increased during the three months ended March 31, 2007, primarily due to a decrease in general and administrative and commission expenses and increases in Home Gross Margins. These improvements partially were offset by the impact of closing 180 fewer homes.

In both of our East and Other Homebuilding segments, we recognized losses before income taxes during the 2007 first quarter, primarily due to: (1) asset impairments of $2.6 million and $16.3 million, respectively; (2) significant decreases in Home Gross Margins in both segments; and (3) closing 134 and 259 fewer homes, respectively. These items partially were offset by a combined $11.4 million decrease in general and administrative and commission expenses.

Income before income taxes in our Financial Services and Other segment was $3.7 million lower during the 2007 first quarter due to lower gains on sales of mortgage loans primarily resulting from originating fewer mortgage loans during the three months ended March 31, 2007. This decline partially was offset by the impact of selling a higher volume of more valuable fixed-rate mortgage loans during the 2007 first quarter. Our Corporate segment net expenses were reduced to $12.3 million for the three months ended March 31, 2007, from $29.6 million for the same period in 2006, primarily resulting from a decrease in general and administrative expenses and an increase in interest income, net.

Total Revenue.  The table below summarizes total revenue by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Homebuilding
West	$454,654	$687,246	$(232,592)	-34%
Mountain	145,191	163,190	(17,999)	-11%
East	61,355	147,181	(85,826)	-58%
Other Homebuilding	64,860	125,887	(61,027)	-48%

Total Homebuilding	726,060	1,123,504	(397,444)	-35%

Financial Services and Other	19,570	23,642	(4,072)	-17%
Corporate	5,433	432	5,001	1158%
Inter-company adjustments	(5,939)	(2,153)	(3,786)	176%

Consolidated	$745,124	$1,145,425	$(400,301)	-35%

The decline in total revenue during the three months ended March 31, 2007 primarily resulted from lower home sales revenue in each of our homebuilding segments, most notably in our West segment. Total revenue for our Financial Services and Other segment decreased due to lower gains on sales of mortgage loans. Total revenue in our Corporate segment improved during the three months ended March 31, 2007, due to an increase in interest income generated from significantly higher cash balances throughout the 2007 first quarter.

Inter-company adjustments relate to mortgage loan origination fees paid at the time of a home closing by our homebuilding subsidiaries to HomeAmerican on behalf of our homebuyers. During the 2007 first quarter, our homebuilding subsidiaries paid more mortgage loan origination fees on behalf of our homebuyers as a means of increasing incentives, resulting in the higher inter-company adjustments.

Home Sales Revenue.  The table below summarizes home sales revenue by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
West	$453,269	$686,138	$(232,869)	-34%
Mountain	138,821	162,931	(24,110)	-15%
East	61,324	146,600	(85,276)	-58%
Other Homebuilding	64,325	123,639	(59,314)	-48%

Total Homebuilding	717,739	1,119,308	(401,569)	-36%

Inter-company adjustments	(5,939)	(2,153)	(3,786)	176%

Consolidated	$711,800	$1,117,155	$(405,355)	-36%

In our West segment, the decrease in home sales revenue primarily resulted from closing 624 fewer homes, as well as decreases in the average selling prices for homes closed in both Arizona and Nevada. Home sales revenue in our Mountain segment decreased due to closing 235 fewer homes in our Colorado market, partially offset by closing 55 more homes in our Utah market and higher average selling prices for homes closed in both markets within this segment.

The decline in home sales revenue in our East segment primarily was due to significant decreases in the average selling prices of closed homes and closing 134 fewer homes. Home sales revenue decreased in our Other Homebuilding segment primarily due to closing 274 fewer homes and decreases in the average selling prices for homes closed in our Florida, Illinois and Texas markets, partially offset by closing more homes with higher average selling prices in our Delaware Valley market.

Land Sales.  Land sales revenue increased $4.2 million during the three months ended March 31, 2007 due to the sale of land in our Utah market that no longer met our strategic objectives in that market.

Other Revenue.  The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$9,271	$13,027	$(3,756)	-29%
Broker origination fees	1,762	2,080	(318)	-15%
Insurance revenue	5,017	6,240	(1,223)	-20%
Interest income, net	8,344	1,813	6,531	360%
Title and other revenue	2,896	3,273	(377)	-12%

Total other revenue	$27,290	$26,433	$857	3%

The increase in interest income is attributable to our cash balances being significantly higher during the 2007 period, resulting from our on-going efforts to limit our inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents primarily consisted of funds in highly liquid, cash equivalents with an original maturity of 90 days or less, such as commercial paper, money market funds and time deposits. This improvement was offset by lower gains on sales of mortgage loans, primarily resulting from originating fewer mortgage loans during the three months ended March 31, 2007.

Home Cost of Sales.  Home cost of sales was $599.2 million and $814.9 million for the three months ended March 31, 2007 and 2006, respectively. This decrease primarily resulted from closing 1,197 fewer homes during the 2007 first quarter. Partially offsetting this decrease was the impact of closing more homes with higher land costs per closed home (more of the lots on which we closed homes during the 2007 first quarter were purchased in the higher-priced 2005 and 2006 periods), and closing larger homes that included more options and upgrades as incentives for our homebuyers.

Asset Impairments.  During the 2007 first quarter, we recorded impairments of our housing completed and under construction and land and land under development in the amounts of $26.3 million and $115.1 million, respectively. The following table sets forth by homebuilding segment, the asset impairment, post-impairment asset balance, and number of impaired lots and subdivisions (dollars in thousands).

	Asset Impairment	Post-Impairment Asset Balance	Number of Lots	Number of Subdivisions
West	$121,904	$339,457	2,635	37
Mountain	654	4,425	50	2
East	2,567	5,032	78	5
Other Homebuilding	16,297	32,203	521	8

Total asset impairment	$141,422	$381,117	3,284	52

The asset impairments recorded in each homebuilding segment relate to assets contracted for primarily during 2004 and 2005, and were the result of: (1) decreased demand for new homes during the 2007 first quarter; (2) significant increases in the level of incentives offered to generate new home orders and maintain homes in Backlog until they close; (3) our reductions in home sales prices when the typical seasonal spring selling season failed to materialize; and (4) decreases in our home sales prices and/or increases in the level of incentive offered to remain competitive with home sales prices offered by our competitors.

Marketing Expenses.  Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other selling costs) were $29.1 million and $29.0 million for the three months ended March 31, 2007 and 2006, respectively. While total marketing expenses were flat during the 2007 first quarter, compared with the 2006 first quarter, we recognized an increase of $1.8 million in advertising and sales office expenses incurred in an effort to generate homebuyer traffic. This increase was offset by a decrease of $1.4 million related to lower amortization of deferred marketing costs resulting from closing fewer homes during the 2007 first quarter and reduced salaries from our lower employee headcount.

Commission Expenses.  Commission expenses (which include direct incremental commissions paid for closed homes) were $23.3 million and $32.8 million for the three months ended March 31, 2007 and 2006, respectively. The 2007 decrease primarily was attributable to closing 1,197 fewer homes during the 2007 period, partially offset by increases in commission rates paid to outside brokers in response to more competitive markets.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Homebuilding segments	$60,999	$71,681	$(10,682)	-15%
Financial Services and Other	12,058	12,128	(70)	-1%
Corporate	17,600	27,456	(9,856)	-36%

Total general and administrative expenses	$90,657	$111,265	$(20,608)	-19%

The $20.6 million decline in general and administrative expenses primarily was due to lower compensation and other employee benefit-related costs. These cost reductions primarily resulted from our efforts to right-size our Company, including the consolidation of several of our homebuilding divisions in response to reduced levels of homebuilding activity in most of our markets.

Income Taxes.  Our overall effective income tax rates were 34.3% and 37.4% for the three months ended March 31, 2007 and 2006, respectively. The decrease in the effective tax rate during the 2007 first quarter, compared with the same period during 2006, resulted from the impact of a reduction in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and an increase in permanent differences related to non-deductible excess compensation under I.R.C. Sec. 162(m), “Certain Excessive Employee Remuneration.”

Homebuilding Operating Activities

The table below sets forth information relating to Home Gross Margins and orders for homes.

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Home Gross Margins	15.8%	27.1%	-11.3%

Orders For Homes, net (units)
Arizona	754	919	(165)	-18%
California	415	544	(129)	-24%
Nevada	380	779	(399)	-51%

West	1,549	2,242	(693)	-31%

Colorado	300	451	(151)	-33%
Utah	210	339	(129)	-38%

Mountain	510	790	(280)	-35%

Maryland	99	152	(53)	-35%
Virginia	112	194	(82)	-42%

East	211	346	(135)	-39%

Delaware Valley	62	39	23	59%
Florida	179	272	(93)	-34%
Illinois	41	44	(3)	-7%
Texas	6	67	(61)	-91%

Other Homebuilding	288	422	(134)	-32%

Total	2,558	3,800	(1,242)	-33%

Approximate Cancellation Rate	35%	31%	4%
Estimated Value of Orders for Homes, net	$902,000	$1,360,000	$(458,000)	-34%
Estimated Average Selling Price of Orders for Homes, net	$352.6	$357.9	$(5.3)	-1%

Orders for Homes.  Each of our homebuilding segments experienced declines in net home orders during the 2007 first quarter, resulting from what we believe to be customers hesitating in making purchase decisions because of uncertainties as to the stability of home prices and because of negative news coverage of issues which emerged in the mortgage industry. Additionally, competition for new home orders during the 2007 first quarter continued at a high level, caused in part by expanding new and existing home inventories.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses and excludes commissions, amortization of deferred marketing costs and asset impairments) as a percent of home sales revenue. Home Gross Margins were 15.8% and 27.1% during the three months ended March 31, 2007 and 2006, respectively. Home Gross Margins decreased significantly in each of our West, East and Other Homebuilding segments, due to offering higher sales incentives to generate new home orders and subsequent home closings, higher land and home construction costs incurred to build larger homes that we were unable to fully offset through increases in the average selling prices of our closed homes. The decreases in Home Gross Margins for these three segments partially were offset by higher Home Gross Margins in our Mountain segment, primarily resulting from closing homes in select subdivisions in our Colorado market with higher Home Gross Margins due to strong demand for our homes in those locations. Additionally, Home Gross Margins during the 2007 first quarter were impacted positively by closing a higher percentage of homes in Utah during the 2007 first quarter, which produced one of the highest Home Gross Margins in the Company during this period.

Home Gross Margins for the 2007 first quarter were impacted positively by recognizing $23.1 million in Operating Profits (home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) that had been deferred under Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), as of December 31, 2006, partially offset by a current deferral of $10.6 million in Operating Profits at March 31, 2007 pursuant to SFAS 66. Additionally, during the three months ended March 31, 2007, we closed homes on lots for which we had recorded $9.2 million of asset impairments during 2006.

Future Home Gross Margins may be impacted by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to raise home prices and maintain lower levels of incentives; (2) continued decline in demand for new homes in our markets; (3) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (4) adverse weather; (5) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; (6) the impact of being unable to sell high loan-to-value mortgage loans on a timely basis, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.

Approximate Cancellation Rate.  We define our home order “Approximate Cancellation Rate” as the approximate number of total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Approximate Cancellation Rates were 35% and 31% for the three months ended March 31, 2007 and 2006, respectively.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Arizona	652	778	(126)	-16%
California	328	464	(136)	-29%
Nevada	313	675	(362)	-54%

West	1,293	1,917	(624)	-33%

Colorado	164	399	(235)	-59%
Utah	228	173	55	32%

Mountain	392	572	(180)	-31%

Maryland	49	74	(25)	-34%
Virginia	68	177	(109)	-62%

East	117	251	(134)	-53%

Delaware Valley	46	31	15	48%
Florida	128	252	(124)	-49%
Illinois	14	36	(22)	-61%
Texas	11	139	(128)	-92%

Other Homebuilding	199	458	(259)	-57%

Total	2,001	3,198	(1,197)	-37%

Our home closings were down in each market of our homebuilding segments, except Utah and Delaware Valley, during the 2007 first quarter. These declines primarily were due to significantly lower Backlogs at the beginning of the 2007 period, compared with the beginning of the 2006 period, primarily resulting from decreases in demand for new homes during the second half of 2006, compared with the same period during 2005. Also contributing to the comparative decline in homes closed between the 2007 and 2006 first quarter were delays of home closings caused by homebuyers having to re-qualify for mortgage loans in response to the emerging issues in the mortgage lending industry. These items that negatively impacted our 2007 home closings partially were offset by closing more homes in Utah during the three months ended March 31, 2007. This resulted from more homes in Backlog at the beginning of the 2007 period, compared with the beginning of the 2006 period, primarily due to higher demand for new homes in the second half of 2006, compared with 2005.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

Backlog (units)	March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
Arizona	1,606	1,504	2,240	2,099
California	514	427	845	765
Nevada	382	315	1,127	1,023

West	2,502	2,246	4,212	3,887

Colorado	389	253	629	577
Utah	447	465	504	338

Mountain	836	718	1,133	915

Maryland	237	187	329	251
Virginia	180	136	398	381

East	417	323	727	632

Delaware Valley	135	119	189	181
Florida	248	197	619	599
Illinois	50	23	88	80
Texas	7	12	166	238

Other Homebuilding	440	351	1,062	1,098

Total	4,195	3,638	7,134	6,532

Backlog Estimated Sales Value	$1,500,000	$1,300,000	$2,700,000	$2,440,000

Estimated Average Selling Price of Homes in Backlog	$357.6	$357.3	$378.5	$373.5

We define “Backlog” as homes under contract but not yet delivered. At March 31, 2007 and 2006, we had 4,195 and 7,134 homes in Backlog, respectively. Because our change in Backlog during the 2007 first quarter is equal to the total net home orders received during the three months ended March 31, 2007 less homes closed during the same period, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. The estimated Backlog sales value decreased from $2.7 billion at March 31, 2006 to $1.5 billion at March 31, 2007, primarily due to the 41% decrease in the number of homes in Backlog and a 6% decrease in the estimated average selling price of homes in Backlog.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	March 31, 2007	December 31, 2006	March 31, 2006
Arizona	70	67	58
California	47	45	42
Nevada	45	41	41

West	162	153	141

Colorado	49	47	50
Utah	26	22	21

Mountain	75	69	71

Maryland	18	19	15
Virginia	22	19	25

East	40	38	40

Delaware Valley	4	8	8
Florida	28	30	26
Illinois	6	6	7
Texas	-	2	18

Other Homebuilding	38	46	59

Total	315	306	311

Average for quarter ended	311	299	299

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Arizona	$262.5	$285.2	$(22.7)	-8%
California	540.0	533.3	6.7	1%
Colorado	352.5	296.5	56.0	19%
Delaware Valley	489.6	412.0	77.6	19%
Florida	280.9	297.7	(16.8)	-6%
Illinois	311.3	363.3	(52.0)	-14%
Maryland	530.8	570.3	(39.5)	-7%
Nevada	305.3	323.1	(17.8)	-6%
Texas	135.5	169.0	(33.5)	-20%
Utah	350.0	260.7	89.3	34%
Virginia	492.0	596.2	(104.2)	-17%
Company average	$355.7	$349.3	$6.4	2%

The average selling prices of homes closed for the Company increased slightly for the three months ended March 31, 2007, compared with the same period during 2006. We experienced significant increases in average selling prices in our Delaware Valley, Colorado and Utah markets, primarily related to changes in the style and size of our single-family detached homes that were closed during the 2007 first quarter. Also contributing to the higher average selling prices of homes closed in Utah was our ability to raise home sales prices due to the higher demand for new homes in the second half of 2006, compared with the same period during 2005. These improvements partially were offset by decreases in the average selling prices of homes closed in most of our other markets, particularly Virginia, Illinois, Maryland and Arizona, resulting from increased levels of incentives required to close homes in response to lower demand for new homes in these markets.

Land Inventory.  The table below shows the carrying value of land and land under development, for each market within our homebuilding segments (in thousands).

	March 31, 2007	December 31, 2006	March 31, 2006
Arizona	$269,936	$284,407	$290,847
California	282,051	391,170	546,317
Nevada	248,576	305,089	387,315

West	800,563	980,666	1,224,479

Colorado	180,786	191,456	158,152
Utah	76,495	90,607	90,426

Mountain	257,281	282,063	248,578

Maryland	72,463	76,981	82,159
Virginia	104,267	108,646	114,222

East	176,730	185,627	196,381

Delaware Valley	28,126	29,345	39,303
Florida	57,412	74,149	87,152
Illinois	21,692	23,105	29,124
Texas	-	203	11,884

Other Homebuilding	107,230	126,802	167,463

Total	$1,341,804	$1,575,158	$1,836,901

The tables below shows the total number of lots owned (excluding lots in work-in-process) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	March 31, 2007	December 31, 2006	March 31, 2006
Lots Owned
Arizona	5,701	6,368	7,686
California	2,508	2,802	3,622
Nevada	2,416	2,747	4,139

West	10,625	11,917	15,447

Colorado	3,274	3,479	3,508
Utah	987	1,185	1,295

Mountain	4,261	4,664	4,803

Maryland	492	528	624
Virginia	600	643	784

East	1,092	1,171	1,408

Delaware Valley	261	265	402
Florida	1,033	1,093	1,458
Illinois	268	287	380
Texas	-	13	365

Other Homebuilding	1,562	1,658	2,605

Total	17,540	19,410	24,263

Lots Controlled Under Option
Arizona	575	744	3,592
California	157	387	1,921
Nevada	117	250	665

West	849	1,381	6,178

Colorado	931	801	2,064
Utah	91	91	454

Mountain	1,022	892	2,518

Maryland	992	960	1,148
Virginia	2,148	2,381	3,231

East	3,140	3,341	4,379

Delaware Valley	644	683	1,277
Florida	1,436	1,800	2,686
Illinois	-	-	186
Texas	-	-	80

Other Homebuilding	2,080	2,483	4,229

Total	7,091	8,097	17,304

Total Lots Owned and Controlled (excluding lots in work-in-process)	24,631	27,507	41,567

During the 2007 first quarter, in view of the current pace of new home orders in our markets, we remained focused on managing the total number of lots we own and control under option. Accordingly, the total number of lots owned (excluding lots in work-in-process) at March 31, 2007 declined 28% and 10% from March 31, 2006 and December 31, 2006, respectively, including decreases in each of our homebuilding segments. Additionally, our total lots controlled under option at March 31, 2007 decreased by 59% and 12% from March 31, 2006 and December 31, 2006, respectively. The decrease from December 31, 2006 includes declines within each of our homebuilding segments except our Mountain segment, and primarily related to the purchase of lots under option and the termination of lot option contracts with terms that no longer met our underwriting criteria. As a result, we incurred approximately $4.0 million in write-offs of lot option deposits and pre-acquisition costs during the three months ended March 31, 2007. In addition to the non-refundable option deposits noted in the table below (in thousands), we had $5.2 million and $5.6 million in capitalized pre-acquisition costs at March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007	December 31, 2006	March 31, 2006
Non-refundable Option Deposits
Cash	$15,649	$20,228	$44,108
Letters of Credit	14,422	14,224	19,240

Total Non-refundable Option Deposits	$30,071	$34,452	$63,348

The table below shows the number of homes completed or under construction (in units).

	March 31, 2007	December 31, 2006	March 31, 2006
Unsold Home Under Construction - Final	422	476	261
Unsold Home Under Construction - Frame	480	573	531
Unsold Home Under Construction - Foundation	310	400	346

Total Unsold Homes Under Construction	1,212	1,449	1,138
Sold Homes Under Construction	2,677	2,430	4,934
Model Homes	792	757	709

Homes Completed or Under Construction	4,681	4,636	6,781

Other Operating Results

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands).

	Three Months Ended March 31,		Change
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$351,033	$526,231	$(175,198)	-33%

Principal amount of mortgage loans brokered	$118,342	$157,243	$(38,901)	-25%

Capture Rate	58%	56%	2%
Including brokered loans	77%	72%	5%
Mortgage products (% of loans originated by HomeAmerican)
Fixed rate	69%	49%	20%
Adjustable rate - interest only	27%	44%	-17%
Adjustable rate - other	4%	7%	-3%

Prime loans (1)	59%	59%	0%
Alt-A loans (2)	35%	34%	1%
Government loans (3)	5%	5%	0%
Sub-prime loans (4)	1%	2%	-1%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.
(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased in the 2007 first quarter primarily due to a 37% decline in the number of homes closed during the three months ended March 31, 2007, as we had a comparable Capture Rate, with and without brokered loans, for both periods. Fixed rate mortgage loans as a percentage of total mortgage loans HomeAmerican originated during the 2007 first quarter increased significantly, primarily due to a decrease in the difference in the interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole mortgage loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk on fluctuations in interest rates on our mortgage loans owned and the interest rate lock commitments. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are sold pursuant to an early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” below.

Interest Activity.  We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All interest incurred by our Corporate and homebuilding segments during the three months ended March 31, 2007 and 2006 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. Total interest incurred by our Corporate and homebuilding segments was $14.4 million and $14.8 million for the three months ended March 31, 2007 and 2006, respectively.

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

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business” which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to LIBOR, with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2007, we did not have any borrowings on our Homebuilding Line and had $43.7 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2007, $100.7 million was borrowed and an additional $31.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General.  The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

MDC Common Stock Repurchase Program

At March 31, 2007, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2007 or 2006.

Consolidated Cash Flow

During the 2007 first quarter, we generated $149.3 million in cash from operating activities, primarily resulting from a reduction of $137.2 million in mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 first quarter. Additionally, we generated cash of $99.5 million from lower homebuilding inventories, as we continued to execute our strategy of limiting our new land purchases. Offsetting these cash proceeds was the use of $38.1 million, $48.2 million and $10.7 million to reduce accounts payable, accrued liabilities and income tax payable, respectively. The cash used to decrease our accounts payable and accrued liabilities primarily related to the payment of executive and non-executive bonuses and homebuilding construction payables. We decreased our income tax payable as we incurred payments in 2007 associated with our 2006 income tax obligations.

During the first quarter of 2006, we used $108.4 million in cash in our operating activities. We used $219.4 million of cash to increase our homebuilding inventories in connection with the expansion of our operations during the early part of 2006. In addition, we used $68.4 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses and homebuilding construction payables and payments associated with our 2005 income tax obligations. These uses of cash partially were offset by generating cash of $113.8 million from our net income before non-cash items and a $46.9 million decrease in mortgage loans held in inventory from December 31, 2005 resulting from our selling a higher volume of loans to third-party purchasers. Additionally, a decrease in our home sales receivables balance provided $61.1 million in cash.

We used $0.7 million and $1.6 million of cash in investing activities during the three months ended March 31, 2007 and 2006, respectively, primarily due to the purchase of property and equipment.

During the three months ended March 31, 2007, we used $25.9 million in cash from financing activities. This cash usage primarily resulted from $29.8 million in net payments on our lines of credit and $11.4 million in dividend payments, partially offset by cash proceeds of $9.4 million from the exercise of stock options. Additionally, we received proceeds of $5.9 million with respect to the excess tax benefit from stock-based compensation during the 2007 first quarter.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2007, we had non-refundable option deposits of $15.6 million in the form of cash and $14.4 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At March 31, 2007, the total purchase price for lots under option and total capitalized pre-acquisition costs were $677.2 million and $5.2 million, respectively.

At March 31, 2007, we had issued performance bonds (“Bonds”) and letters of credit totaling approximately $376.8 million and $71.5 million, respectively, including $24.4 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have impacted negatively our Home Gross Margins, homes sales revenue and results of operations.

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

We continue to have the objective of limiting our lot supply to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions, but a continued slowdown in the pace of net home orders could work contrary to this strategy.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2006 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2007.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“RAH Colorado”), alleging that RAH Colorado violated the terms of RAH Colorado’s general permit for discharges of stormwater from construction activities at two of RAH Colorado’s development sites. In its complaint, the EPA sought civil penalties against RAH Colorado in the amount of $0.1 million. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against RAH Colorado for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA has inspected 21 sites under development in Colorado and by RAH Colorado affiliates in Virginia, Maryland, Arizona and California, and claims to have found additional stormwater permit violations. RAH Colorado has substantial defenses to the allegations made by the EPA and also is exploring methods of resolving this matter with the EPA.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2006, except with respect to the following:

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact our results of operations.

The homebuilding industry continued to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the 2007 first quarter, compared with the 2006 first quarter. The conditions experienced during the 2007 first quarter included, among other things: reduced consumer confidence; on-going homebuyer concerns about the housing market and the lack of home selling price stabilization; and concerns over higher-risk mortgage loan products, such as Alt-A and sub-prime. Further declines during this down cycle in the homebuilding industry could continue to cause demand for our homes to weaken significantly, which could have a significant negative impact on our Home Gross Margins, home sales revenue and results of operations.

Competition in the homebuilding industry could negatively impact our results of operations.

During the 2007 first quarter, we experienced an increase in competition whereby, in many cases, other homebuilders in the markets in which we operate were offering homes at sales prices less than ours. Accordingly, we reduced our home sales prices in response to lower home sales prices offered by our competitors, and as a result of the typical spring selling season failing to materialize. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

If the market value of our homes or carrying value of our land drops significantly, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations.

The market value of our homebuilding inventories further decreased during the 2007 first quarter, compared with the market value as of December 31, 2006. This decline was the result of lower demand for new home orders during the 2007 first quarter, significant increases in the level of incentives offered to generate new home orders and maintain homes in Backlog until they close, decreases in home sales prices and/or increases in the level of incentives offered to remain competitive with home sales prices offered by our competitors and decreases in our home sales prices when the typical spring selling season failed to materialize. As a result, we recorded asset impairments of $141.4 million during the 2007 first quarter. If these conditions continue or deteriorate further, additional asset impairments may be required which, could have a significant negative impact on our results of operations.

Further uncertainty in the mortgage lending industry regarding the origination of higher-risk mortgage loans could negatively impact our results of operations.

The Company is subject to risks associated with higher-risk mortgage loans, including Alt-A, sub-prime, second mortgage loans and high loan-to-value mortgage loans. These risks may include the willingness of third-parties to purchase these mortgage loan products from HomeAmerican, or HomeAmerican’s ability to sell these mortgage loans at market prices that are deemed acceptable. During the 2007 first quarter, many lenders in the mortgage industry faced liquidity issues surrounding these loan products, primarily resulting from changes in the underwriting criteria of third-party purchasers of mortgage loans. As a result, we tightened our mortgage loan underwriting criteria during the 2007 first quarter as they related to high loan-to-value and high combined loan-to-value mortgage loan originations. Additionally, we believe the reporting of these conditions in the media negatively impacted the confidence of potential homebuyers in the homebuilding and mortgage lending industries. These factors contributed to lower demand for new homes during the 2007 first quarter and the delay of some home closings, as homebuyers were required to re-qualify for new or different mortgage loan products.

The Company also is subject to risks associated with previously sold mortgage loans originated by HomeAmerican, depending upon the associated homebuyers’ performance, which could require

HomeAmerican to re-purchase certain of those mortgage loans. These risks may affect HomeAmerican’s ability to realize the full value of its investment in these re-purchased mortgage loans either through sales, collections or foreclosure proceedings, which would negatively impact our results of operations and cash from operations.

For a more complete discussion of risk other factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2006, which also include the following:

•

The homebuilding industry historically has been cyclical and has been experiencing the first downturn in a number of years. Continuation of this downturn may result in a further reduction in our home sales revenue and negatively impact our results of operations.

•	Increases in our Approximate Cancellation Rate could have a significant negative impact on our Home Gross Margins and home sales revenue.

•	If land is not available at reasonable prices, our sales could decrease and negatively impact our results of operations.

•	Our homebuilding operations are concentrated in certain markets, and reduced demand for homes in these markets could reduce home sales revenue.

•	Interest rate increases or changes in federal lending programs could lower demand for our homes and our mortgage lending services.

•	We are reliant on a limited number of third party purchasers of mortgage loans originated by HomeAmerican, which could impact our results of operations.

•	If our potential homebuyers are not able to obtain suitable financing, our business may decline.

•	Labor and material shortages could cause delays in the construction of our homes.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

•	Because of the seasonal nature of our business, our quarterly operating results fluctuate.

•

Our business is subject to numerous environmental and other governmental regulations. These regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	Future terrorist attacks against the United States or increased domestic and international instability could have an adverse effect on our operations.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the first quarter of 2007. Additionally, there were no sales of unregistered equity securities during the first quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On April 26, 2007, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 23, 2007 to shareowners of record on May 9, 2007.

Item 6.	Exhibits

10.1	Stock Limit Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, March 26, 2007.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer