Form 10-Q
period 2007-06-30
MDC HOLDINGS INC
filed 2007-08-03
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 45,841,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$668,379	$507,947
Restricted cash	2,176	2,641
Home sales and other receivables	87,823	143,936
Mortgage loans held in inventory, net	125,717	212,903
Inventories
Housing completed or under construction	1,273,042	1,178,671
Land and land under development	1,061,884	1,575,158
Property and equipment, net	38,983	44,606
Deferred income taxes	229,291	124,880
Prepaid expenses and other assets, net	98,406	119,133

Total Assets	$3,585,701	$3,909,875

LIABILITIES
Accounts payable	$161,208	$171,005
Accrued liabilities	361,154	418,953
Income taxes payable	-	28,485
Related party liabilities	701	2,401
Homebuilding line of credit	-	-
Mortgage line of credit	99,411	130,467
Senior notes, net	996,883	996,682

Total Liabilities	1,619,357	1,747,993

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 45,866,000 and 45,841,000 issued and outstanding, respectively, at June 30, 2007 and 45,179,000 and 45,165,000 issued and outstanding, respectively, at December 31, 2006	458	452
Additional paid-in capital	788,316	760,831
Retained earnings	1,179,232	1,402,261
Accumulated other comprehensive loss	(1,003)	(1,003)
Less treasury stock, at cost; 25,000 and 14,000 shares at June 30, 2007 and December 31, 2006, respectively	(659)	(659)

Total Stockholders’ Equity	1,966,344	2,161,882

Total Liabilities and Stockholders’ Equity	$3,585,701	$3,909,875

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUE

Home sales revenue	$687,813	$1,188,561	$1,399,613	$2,305,716
Land sales revenue	3,417	13,639	9,451	15,476
Other revenue	25,478	29,781	52,768	56,214

Total Revenue	716,708	1,231,981	1,461,832	2,377,406

COSTS AND EXPENSES

Home cost of sales	590,564	911,707	1,189,763	1,726,557
Land cost of sales	2,181	13,140	7,288	14,914
Asset impairments	161,050	260	302,472	860
Marketing expenses	29,371	31,568	58,450	60,603
Commission expenses	24,380	37,394	47,630	70,237
General and administrative expenses	80,090	115,551	170,747	226,816
Related party expenses	100	127	191	2,704

Total Costs and Expenses	887,736	1,109,747	1,776,541	2,102,691

(Loss) income before income taxes	(171,028)	122,234	(314,709)	274,715
Benefit from (provision for) income taxes	64,956	(45,743)	114,239	(102,803)

NET (LOSS) INCOME	$(106,072)	$76,491	$(200,470)	$171,912

(LOSS) EARNINGS PER SHARE

Basic	$(2.32)	$1.70	$(4.40)	$3.83

Diluted	$(2.32)	$1.66	$(4.40)	$3.74

WEIGHTED-AVERAGE SHARES

Basic	45,722	44,939	45,612	44,880

Diluted	45,722	45,972	45,612	45,967

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(200,470)	$171,912
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization of deferred marketing costs	14,927	19,086
Depreciation and amortization of long-lived assets	7,290	9,423
Asset impairments	302,472	860
Non-cash land option deposit and pre-acquisition write-off costs	10,210	15,752
Deferred income taxes	(104,411)	(16,812)
Stock-based compensation expense	5,408	7,142
Non-cash related party expenses	-	2,301
Excess tax benefits from stock-based compensation	(6,326)	(1,486)
Other non-cash expenses	1,246	189
Net change in assets and liabilities
Restricted cash	465	(113)
Home sales and other receivables	60,466	(12,534)
Mortgage loans held in inventory, net	87,186	74,003
Housing completed or under construction	(158,873)	(191,903)
Land and land under development	275,304	(82,989)
Prepaid expenses and other assets, net	(5,067)	(30,575)
Accounts payable	(9,797)	22,919
Accrued liabilities	(54,388)	(29,792)
Income taxes payable	(26,320)	(69,654)

Net cash provided by (used in) operating activities	199,322	(112,271)

INVESTING ACTIVITIES
Net purchase of property and equipment	(2,055)	(4,331)

FINANCING ACTIVITIES
Lines of credit
Advances	468,478	437,531
Principal payments	(499,534)	(425,900)
Excess tax benefits from stock-based compensation	6,326	1,486
Dividend payments	(22,852)	(22,456)
Proceeds from exercise of stock options	10,747	2,894

Net cash used in financing activities	(36,835)	(6,445)

Net increase in (decrease in) cash and cash equivalents	160,432	(123,047)
Cash and cash equivalents
Beginning of period	507,947	214,531

End of period	$668,379	$91,484

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2007 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007. Certain prior period balances have been reclassified to conform to the current year’s presentation.

The Company in the past has experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue historically have increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain geographical areas (or markets). Also, the Company in the past has experienced seasonality in the financial services operations because mortgage loan originations are directly attributed to the closing of homes from the homebuilding operations. Due to reduced home closing levels during 2006 and continuing in 2007, this seasonality pattern in the homebuilding and financial services operations did not continue for the third and fourth quarters of 2006 and for the first two quarters of 2007, and there can be no assurance that it will continue in the future. The Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2006 Annual Report on Form 10-K.

The following table summarizes, by quarter, home sales revenue during 2007, 2006 and 2005 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007	$711,800	$687,813	N/A	N/A
2006	1,117,155	1,188,561	$1,050,700	$1,294,140
2005	914,751	1,026,943	1,145,481	1,705,525

2.	Asset Impairment

On a quarterly basis, the Company evaluates its inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

As a result of its evaluation, the Company recorded impairments of its housing completed and under construction inventories of $38.2 million and $64.5 million during the three and six months ended June 30, 2007, respectively, and impairments of its land and land under development inventories of $122.9 million and $238.0 million during the three and six months ended June 30, 2007, respectively. These impairments, which relate to assets contracted for primarily during 2004 and 2005, were due to decreases in home sales prices and/or increases in incentives offered in an effort to: (1) stimulate new home orders when the spring selling season failed to materialize; (2) maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; and (3) remain competitive with home sales prices offered by our competitors. In accordance with SFAS 144, the Company generally determined the fair value of each impaired asset based upon the present value of the estimated future cash flows on a subdivision-by-subdivision basis at a discount rate commensurate with the risk of the subdivision under evaluation, generally ranging from 10% to 18%.

The impairments recorded during the three and six months ended June 30, 2007 and 2006, by reportable segment (as defined in Note 9), are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
West	$132,730	$-	$254,634	$-
Mountain	9,123	-	9,777	-
East	5,865	-	8,432	-
Other Homebuilding	13,332	260	29,629	860

Total asset impairment	$161,050	$260	$302,472	$860

3.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company currently is evaluating the impact, if any, that SFAS 157 may have on its financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more-likely-than-not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007, and the $0.3 million cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings for this fiscal year.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when a company enters into a servicing agreement and allows two alternative subsequent measurement methods, the amortization and fair value measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 eliminates the exemption from applying SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instrument. SFAS 155 also allows a company to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise be bifurcated. At the adoption of SFAS 155, any difference between the total carrying amount of the individual components of any existing hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to the Company’s beginning retained earnings. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption of SFAS 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	June 30, 2007	December 31, 2006
Accrued liabilities
Warranty reserves	$104,089	$102,033
Insurance reserves	53,952	50,854
Land development and home construction accruals	44,500	64,224
Accrued compensation and related expenses	47,119	74,751
Customer and escrow deposits	31,797	28,705
Accrued interest payable	12,922	13,321
Accrued pension liability	13,783	13,183
Deferred revenue	6,362	23,089
Other accrued liabilities	46,630	48,793

Total accrued liabilities	$361,154	$418,953

5.	(Loss) Earnings Per Share

The Company calculates (loss) or earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic EPS excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted EPS for the three and six months ended June 30, 2007 excluded common stock equivalents because the effect of their inclusions would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded were 1.5 million and 1.6 million shares during the three and six months ended June 30, 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic (Loss) Earnings Per Share
Net (loss) income	$(106,072)	$76,491	$(200,470)	$171,912

Basic weighted-average shares outstanding	45,722	44,939	45,612	44,880

Per share amounts	$(2.32)	$1.70	$(4.40)	$3.83

Diluted (Loss) Earnings Per share
Net (loss) income	$(106,072)	$76,491	$(200,470)	$171,912

Basic weighted-average shares outstanding	45,722	44,939	45,612	44,880
Stock options, net	-	1,033	-	1,087

Diluted weighted-average shares outstanding	45,722	45,972	45,612	45,967

Per share amounts	$(2.32)	$1.66	$(4.40)	$3.74

6.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line, if any, that is not capitalized and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Unaudited Consolidated Statements of Operations.

Interest activity is shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total Interest Incurred
Corporate and Homebuilding	$14,435	$15,006	$28,876	$29,843
Financial Services and Other	359	2,317	1,010	4,281

Total interest incurred	$14,794	$17,323	$29,886	$34,124

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$51,811	$47,222	$50,655	$41,999
Interest capitalized during the period	14,435	15,006	28,876	29,843
Previously capitalized interest included in home cost of sales during the period	(12,258)	(13,659)	(25,543)	(23,273)

Interest capitalized in homebuilding inventory, end of period	$53,988	$48,569	$53,988	$48,569

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Interest income and interest expense are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$9,520	$3,357	$18,515	$7,134
Interest expense, net of interest capitalized	359	2,317	1,010	4,281

Total interest income, net	$9,161	$1,040	$17,505	$2,853

7.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserve activity for the three and six months ended June 30, 2007 and 2006 is shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty reserve balance at beginning of period	$101,835	$85,613	$102,033	$82,238
Warranty expense provision	6,169	11,797	12,591	23,293
Warranty cash payments	(7,408)	(7,790)	(13,853)	(15,911)
Warranty reserve adjustments	3,493	2,390	3,318	2,390

Warranty reserve balance at end of period	$104,089	$92,010	$104,089	$92,010

8.	Insurance Reserves

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Insurance reserve balances at beginning of period	$51,908	$38,222	$50,854	$35,570
Insurance expense provisions	2,849	3,792	5,710	7,745
Insurance cash payments	(529)	(362)	(2,322)	(1,663)
Insurance reserve adjustments	(276)	1,888	(290)	1,888

Insurance reserve balances at end of period	$53,952	$43,540	$53,952	$43,540

9.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1) West (Arizona, California and Nevada markets)

(2) Mountain (Colorado and Utah markets)

(3) East (Virginia and Maryland markets)

(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas markets)

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

and Escrow Company (“American Home Title”); (4) Allegiant; and (5) StarAmerican. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment.

Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost. Additionally, inter-company adjustments noted in the (loss) income before income taxes table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Homebuilding
West	$433,049	$720,530	$887,703	$1,407,776
Mountain	134,670	187,724	279,861	350,914
East	71,800	160,534	133,155	307,715
Other Homebuilding	58,971	142,859	123,831	268,746

Total Homebuilding	698,490	1,211,647	1,424,550	2,335,151
Financial Services and Other	13,614	26,673	33,184	50,315
Corporate	9,029	183	14,462	615
Inter-company adjustments	(4,425)	(6,522)	(10,364)	(8,675)

Consolidated	$716,708	$1,231,981	$1,461,832	$2,377,406

(Loss) Income Before Income Taxes
Homebuilding
West	$(139,239)	$98,817	$(264,630)	$220,880
Mountain	(6,828)	7,228	4,143	15,863
East	(6,784)	26,462	(11,170)	61,780
Other Homebuilding	(18,487)	15	(38,618)	4,897

Total Homebuilding	(171,338)	132,522	(310,275)	303,420
Financial Services and Other	4,241	10,988	11,758	22,172
Corporate	(3,931)	(21,276)	(16,192)	(50,877)

Consolidated	$(171,028)	$122,234	$(314,709)	$274,715

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands).

	June 30, 2007	December 31, 2006
Homebuilding
West	$1,438,028	$1,869,442
Mountain	545,487	535,554
East	313,380	333,902
Other Homebuilding	208,654	266,326

Total Homebuilding	2,505,549	3,005,224
Financial Services and Other	196,655	284,791
Corporate	924,354	657,917
Inter-company adjustments	(40,857)	(38,057)

Consolidated	$3,585,701	$3,909,875

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Homebuilding
West	$6,604	$8,014	$13,491	$15,760
Mountain	1,040	1,419	2,075	2,727
East	56	1,125	1,179	1,718
Other Homebuilding	1,109	2,824	2,302	5,241

Total Homebuilding	8,809	13,382	19,047	25,446

Financial Services and Other	73	79	120	175
Corporate	1,515	1,420	3,050	2,888

Consolidated	$10,397	$14,881	$22,217	$28,509

10.	Other Comprehensive (Loss) Income

Total other comprehensive (loss) income includes net (loss) income plus unrealized gains or losses on securities available for sale and minimum pension liability adjustments which have been reflected as a component of stockholders’ equity and have not affected consolidated net (loss) income. The Company’s other comprehensive loss was $106.1 million and $200.5 million for the three and six months ended June 30, 2007, respectively, and other comprehensive income was $76.5 million and $171.9 million for the three and six months ended June 30, 2006, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations primarily with respect to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2007, the Company had issued and outstanding performance bonds and letters of credit totaling $354.3 million and $62.7 million, respectively, including $21.6 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the bond or letter of credit.

12.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Company’s Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2007, the Company did not have any borrowings under the Homebuilding Line and had $37.8 million in letters of credit issued as of such date, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2007, $99.4 million was borrowed and an additional $8.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company’s debt obligations at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
7% Senior Notes due 2012	$149,039	$148,963
5 1/2% Senior Notes due 2013	349,404	349,361
5 3/8% Medium Term Senior Notes due 2014	248,731	248,663
5 3/8% Medium Term Senior Notes due 2015	249,709	249,695

Total Senior Notes	996,883	996,682
Homebuilding Line	-	-

Total Corporate and Homebuilding Debt	996,883	996,682
Mortgage Line	99,411	130,467

Total Debt	$1,096,294	$1,127,149

13.	Related Party Liabilities

Effective March 1, 2006, the Company entered into a consulting agreement (the “Agreement”) with a firm owned by Mr. Gilbert Goldstein (a member of the Company’s Board of Directors). Pursuant to the terms of the Agreement, the Company has agreed that, among other things, in the event that Mr. Goldstein retires from the practice of law, becomes disabled, dies or the Agreement with the Company is not renewed or extended during the term of the Agreement, the Company will pay Mr. Goldstein’s firm or his estate, in lieu of any other payments, other benefits or services to be provided by the Company, $15,000 per month for five years or the duration of Mr. Goldstein’s life, whichever is longer. At June 30, 2007, the Company had a related party liability of $0.7 million associated with the foregoing obligation.

In December 2006, the Company committed to contributing $1.7 million to the MDC/Richmond American Homes Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999 (the “Foundation”). In January 2007, the Company contributed to the Foundation 29,798 shares of MDC common stock in fulfillment of its December 2006 commitment.

14.	Income Taxes

The Company’s overall effective income tax rates were 38.0% and 36.3% for the three and six months ended June 30, 2007, respectively, and 37.4% for both the three and six months ended June 30, 2006. These changes in the effective tax rates during the 2007 periods, compared with the same periods during 2006, resulted from the impact of reductions in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and increases in estimated permanent differences related to accruals for non-deductible excess compensation under I.R.C. Sec. 162(m), “Certain Excessive Employee Remuneration.”

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	June 30, 2007	December 31, 2006
Deferred tax assets
Warranty, litigation and other reserves	$55,518	$52,752
Asset impairment charges	146,788	41,876
Accrued liabilities	8,772	8,298
Deferred revenue	2,126	8,797
Inventory, additional costs capitalized for tax purposes	11,906	12,356
Stock-based compensation	7,339	5,620
Property, equipment and other assets, net	2,803	730

Total gross deferred tax assets	235,252	130,429

Deferred tax liabilities
Deferred revenue	1,947	1,532
Inventory, additional costs capitalized for financial statement purposes	593	596
Other, net	3,421	3,421

Total gross deferred tax liabilities	5,961	5,549

Net deferred tax asset	$229,291	$124,880

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company decreased its liability for unrecognized tax benefits by approximately $0.3 million, which was accounted for as an increase to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balances at January 1, 2007	$18,739
Additions for tax positions related to the current year	1,263

Balances at June 30, 2007	$20,002

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rate were $12.9 million and $13.8 million at January 1, 2007 and June 30, 2007, respectively.

The Company recognizes interest and penalties associated with unrecognized tax benefits in income tax expense in the Unaudited Consolidated Statements of Operations, and the corresponding liability in income taxes payable on the Unaudited Consolidated Balance Sheets. The expense for interest and penalties reflected in the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 was approximately $0.8 million and $1.1 million, respectively (interest net of related tax benefits). The corresponding liabilities on the Consolidated Balance Sheets were $2.6 million and $3.7 million at January 1, 2007 and June 30, 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

15.	Subsequent Events

In August 2007, the Company filed a registration statement on Form S-8 with the SEC, registering approximately 6.3 million shares of MDC common stock in connection with the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan and the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, both of which were approved previously by the Company’s shareowners.

In July 2007, the Company closed transactions with third parties that qualify for tax purposes as a like-kind exchange transaction in accordance with I.R.C. Section 1031. Pursuant to the transactions, the Company sold an aircraft for approximately $21.8 million (resulting in a pre-tax gain of approximately $8.0 million) and upgraded with the purchase of a new aircraft for approximately $29.0 million.

16.	Supplemental Guarantor Information

The Company’s senior notes and Homebuilding Line are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.

•	M.D.C. Land Corporation
•	RAH of Florida, Inc.
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of California, Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Florida, LP
•	Richmond American Homes of Illinois, Inc.
•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.
•	Richmond American Homes of West Virginia, Inc.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	RAH of Texas, LP (as of January 2007)
•	RAH Texas Holdings, LLC (as of January 2007)
•	Richmond American Homes of Texas, Inc. (as of January 2007)

The supplemental condensed combining statement of operations for the three and six months ended June 30, 2006 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The supplemental condensed combining statement of operations for the three and six months ended June 30, 2006 has been adjusted to eliminate this inter-company cost of capital charge in order to conform the presentation to the Company’s segment reporting included in Note 9 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

June 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$647,173	$3,372	$17,834	$-	$668,379
Restricted cash	-	2,176	-	-	2,176
Home sales and other receivables	5,230	74,416	49,034	(40,857)	87,823
Mortgage loans held in inventory, net	-	-	125,717	-	125,717
Inventories
Housing completed or under construction	-	1,272,917	125	-	1,273,042
Land and land under development	-	1,061,884	-	-	1,061,884
Investment in and advances to parent and subsidiaries	239,514	79,533	1,125	(320,172)	-
Other assets, net	271,729	90,864	4,087	-	366,680

Total Assets	$1,163,646	$2,585,162	$197,922	$(361,029)	$3,585,701

LIABILITIES
Accounts payable and related party liabilities	$42,794	$158,987	$985	$(40,857)	$161,909
Accrued liabilities	78,784	228,392	53,978	-	361,154
Advances and notes payable to parent and subsidiaries	(2,074,486)	2,077,116	(2,630)	-	-
Income taxes payable	153,327	(155,583)	2,256	-	-
Homebuilding Line	-	-	-	-	-
Mortgage Line	-	-	99,411	-	99,411
Senior notes, net	996,883	-	-	-	996,883

Total Liabilities	(802,698)	2,308,912	154,000	(40,857)	1,619,357

STOCKHOLDERS’ EQUITY	1,966,344	276,250	43,922	(320,172)	1,966,344

Total Liabilities and Stockholders’ Equity	$1,163,646	$2,585,162	$197,922	$(361,029)	$3,585,701

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$484,682	$6,400	$16,865	$-	$507,947
Restricted cash	-	2,641	-	-	2,641
Home sales and other receivables	-	129,559	53,379	(39,002)	143,936
Mortgage loans held in inventory, net	-	-	212,903	-	212,903
Inventories
Housing completed or under construction	-	1,178,671	-	-	1,178,671
Land and land under development	-	1,575,158	-	-	1,575,158
Investment in and advances to parent and subsidiaries	480,650	1,068	(37,782)	(443,936)	-
Other assets, net	169,961	113,383	5,275	-	288,619

Total Assets	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

LIABILITIES
Accounts payable and related party liabilities	$41,458	$168,401	$1,604	$(38,057)	$173,406
Accrued liabilities	93,755	271,482	54,661	(945)	418,953
Advances and notes payable to parent and subsidiaries	(2,114,146)	2,103,373	10,773	-	-
Income taxes payable	(44,338)	66,668	6,155	-	28,485
Homebuilding Line	-	-	-	-	-
Mortgage Line	-	-	130,467	-	130,467
Senior notes, net	996,682	-	-	-	996,682

Total Liabilities	(1,026,589)	2,609,924	203,660	(39,002)	1,747,993

STOCKHOLDERS’ EQUITY	2,161,882	396,956	46,980	(443,936)	2,161,882

Total Liabilities and Stockholders’ Equity	$1,135,293	$3,006,880	$250,640	$(482,938)	$3,909,875

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

(In thousands)

Three Months Ended June 30, 2007

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$690,471	$1,767	$(4,425)	$687,813
Land sales and other revenue	7,923	6,225	14,747	-	28,895
Equity in earnings of subsidiaries	(85,866)	-	-	85,866	-

Total Revenue	(77,943)	696,696	16,514	81,441	716,708

COSTS AND EXPENSES
Home cost of sales	-	593,055	1,934	(4,425)	590,564
Asset impairments	-	161,050	-	-	161,050
Marketing and commission expenses	-	53,577	174	-	53,751
General and administrative expenses	12,862	57,656	9,572	-	80,090
Other expenses	100	2,181	-	-	2,281

Total Costs and Expenses	12,962	867,519	11,680	(4,425)	887,736

(Loss) income before income taxes	(90,905)	(170,823)	4,834	85,866	(171,028)
(Provision for) benefit from income taxes	(15,167)	81,846	(1,723)	-	64,956

NET (LOSS) INCOME	$(106,072)	$(88,977)	$3,111	$85,866	$(106,072)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

(In thousands)

Three Months Ended June 30, 2006

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,195,083	$-	$(6,522)	$1,188,561
Land sales and other revenue	171	16,434	26,815	-	43,420
Equity in earnings of subsidiaries	98,064	-	-	(98,064)	-

Total Revenue	98,235	1,211,517	26,815	(104,586)	1,231,981

COSTS AND EXPENSES
Home cost of sales	-	918,202	27	(6,522)	911,707
Asset impairments	-	260	-	-	260
Marketing and commission expenses	306	68,656	-	-	68,962
General and administrative expenses	21,332	78,826	15,393	-	115,551
Other expenses	127	13,140	-	-	13,267

Total Costs and Expenses	21,765	1,079,084	15,420	(6,522)	1,109,747

Income before income taxes	76,470	132,433	11,395	(98,064)	122,234
Benefit from (provision for) income taxes	21	(41,431)	(4,333)	-	(45,743)

NET INCOME	$76,491	$91,002	$7,062	$(98,064)	$76,491

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

(In thousands)

Six Months Ended June 30, 2007

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,406,719	$3,258	$(10,364)	$1,399,613
Land sales and other revenue	14,461	14,289	33,469	-	62,219
Equity in earnings of subsidiaries	(146,867)	-	-	146,867	-

Total Revenue	(132,406)	1,421,008	36,727	136,503	1,461,832

COSTS AND EXPENSES
Home cost of sales	-	1,196,883	3,244	(10,364)	1,189,763
Asset impairments	-	302,472	-	-	302,472
Marketing and commission expenses	-	105,727	353	-	106,080
General and administrative expenses	30,464	118,351	21,932	-	170,747
Other expenses	191	7,063	225	-	7,479

Total Costs and Expenses	30,655	1,730,496	25,754	(10,364)	1,776,541

(Loss) income before income taxes	(163,061)	(309,488)	10,973	146,867	(314,709)
(Provision for) benefit from income taxes	(37,409)	155,583	(3,935)	-	114,239

NET (LOSS) INCOME	$(200,470)	$(153,905)	$7,038	$146,867	$(200,470)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

(In thousands)

Six Months Ended June 30, 2006

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$2,314,391	$-	$(8,675)	$2,305,716
Land sales and other revenue	593	20,488	50,609	-	71,690
Equity in earnings of subsidiaries	230,381	-	-	(230,381)	-

Total Revenue	230,974	2,334,879	50,609	(239,056)	2,377,406

COSTS AND EXPENSES
Home cost of sales	-	1,735,188	44	(8,675)	1,726,557
Asset impairments	-	860	-	-	860
Marketing and commission expenses	107	130,733	-	-	130,840
General and administrative expenses	48,788	150,505	27,523	-	226,816
Other expenses	2,704	14,914	-	-	17,618

Total Costs and Expenses	51,599	2,032,200	27,567	(8,675)	2,102,691

Income before income taxes	179,375	302,679	23,042	(230,381)	274,715
Provision for income taxes	(7,463)	(86,647)	(8,693)	-	(102,803)

NET INCOME	$171,912	$216,032	$14,349	$(230,381)	$171,912

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

(In thousands)

Six Months Ended June 30, 2007

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$170,254	$(2,976)	$32,044	$-	$199,322

Net cash used in investing activities	(1,984)	(52)	(19)	-	(2,055)

Financing activities
Net increase (decrease) in borrowings from parent and subsidiaries	-	-	-	-	-
Lines of credits
Advances	160,448	-	308,030	-	468,478
Principal payments	(160,448)	-	(339,086)	-	(499,534)
Excess tax benefit from stock- based compensation	6,326	-	-	-	6,326
Dividend payments	(22,852)	-	-	-	(22,852)
Proceeds from exercise of stock options	10,747	-	-	-	10,747

Net cash used in financing activities	(5,779)	-	(31,056)	-	(36,835)

Net increase (decrease) in cash and cash equivalents	162,491	(3,028)	969	-	160,432
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$647,173	$3,372	$17,834	$-	$668,379

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

(In thousands)

Six Months Ended June 30, 2006

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$65,767	$(175,127)	$(2,165)	$(746)	$(112,271)

Net cash used in investing activities	(1,464)	(2,840)	(27)	-	(4,331)

Financing activities
Net (decrease) increase in borrowings from parent and subsidiaries	(170,848)	178,628	(7,780)	-	-
Lines of credits
Advances	425,900	-	11,631	-	437,531
Principal payments	(425,900)	-	-	-	(425,900)
Excess tax benefit from stock-based compensation	1,486				1,486
Dividend payments	(23,202)	-	-	746	(22,456)
Proceeds from exercise of stock options	2,894	-	-	-	2,894

Net cash (used in) provided by financing activities	(189,670)	178,628	3,851	746	(6,445)

Net (decrease) increase in cash and cash equivalents	(125,367)	661	1,659	-	(123,047)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	-	214,531

End of period	$70,665	$6,188	$14,631	$-	$91,484

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware Corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our homebuilding segments consist of subsidiary companies that build and sell homes under the name “Richmond American Homes.” The Company’s homebuilding reportable segments are as follows: (1) West (Arizona, California and Nevada markets); (2) Mountain (Colorado and Utah markets); (3) East (Maryland and Virginia, which includes Virginia and West Virginia, markets); and (4) Other Homebuilding (Florida, Illinois, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, and Texas markets, although we recently completed our exit of the Texas market).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries. In 2003, we formed StarAmerican Insurance Ltd. (“StarAmerican”), now a Hawaii corporation. StarAmerican, a wholly owned subsidiary of MDC, has agreed to re-insure all claims pursuant to two policies issued to the Company by a third party. Pursuant to agreements beginning in June 2004, StarAmerican has agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18.0 million per year.

EXECUTIVE SUMMARY

We closed 2,031 and 4,032 homes during the three and six months ended June 30, 2007, respectively, compared with 3,376 and 6,574 homes during the same periods during 2006. We received 1,970 and 4,528 net home orders during the 2007 second quarter and first six months, respectively, compared with 2,738 and 6,538 net home orders during the same periods in 2006. We had 4,134 homes in Backlog (as defined below) valued at approximately $1.5 billion at June 30, 2007, compared with 6,496 homes in Backlog valued at approximately $2.4 billion at June 30, 2006.

We continued to experience weakness in the demand for new homes in each of our homebuilding segments, and particularly in our California, Nevada and Arizona markets. This weakness contributed to the decline in our financial and operating results during the 2007 second quarter and first six months, compared with the same periods in 2006. The conditions we have been experiencing during 2007 include, among other things, increased homebuyer concerns about declines in the market value of homes, and lower availability of credit for homebuyers resulting from more strict mortgage loan underwriting criteria associated with higher-risk mortgage loan products. These and other factors contributed to, among other things: (1) significant increases in competition for new home orders; (2) continued high levels of incentives and, in many cases, increased incentives required to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) increases in the supply of new and existing homes available to be purchased; and (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment. Additionally, during the first six months of 2007, many lenders in the mortgage industry faced liquidity issues surrounding originated higher-risk mortgage loans. We believe that these factors, as well as the media’s recent reporting of problems in the mortgage lending environment, have impacted negatively our homebuyers’ confidence in both the homebuilding and mortgage lending industries.

For MDC, the weaker homebuilding market resulted in fewer closed homes, decreased new home orders, reduced year-over-year Backlog and lower Home Gross Margins (as defined below) in 2007, as well as asset impairments of $161.1 million and $302.5 million for the second quarter and first six months of 2007, respectively. As a consequence, we recognized net losses of $106.1 million and $200.5 million during the three and six months ended June 30, 2007, respectively, compared with net income of $76.5 million and $171.9 million for the same periods in 2006.

Recognizing the challenges presented by the current homebuilding and mortgage lending environments, our management continued to focus on: (1) initiatives to generate new home orders and maintain home orders in Backlog until they close; (2) sales and marketing programs to generate homebuyer traffic in our home sales offices; (3) controlling our general and administrative expenses, primarily through personnel reductions and consolidation of several homebuilding divisions; (4) adjusting our portfolio of lots controlled to accommodate the current pace of new home orders in our markets; (5) strategies to lower risks associated with the origination and subsequent sales of mortgage loan products; and (6) implementing our new national customer experience initiative, which is intended to improve our customer’s home buying and home ownership experience. Our sales and marketing strategies included offering additional incentives as a means of generating homebuyer interest and discouraging home order cancellations. This contributed to the significant reduction in our Home Gross Margins during the second quarter and first six months of 2007, compared with the same periods during 2006. Additionally, during the first six months of 2007, we continued to right-size our business in response to the reduced levels of homebuilding activity in most of our markets. Accordingly, our employee headcount declined to approximately 2,700 at June 30, 2007, from approximately 3,900 and 3,200 at June 30, 2006 and December 31, 2006, respectively, and we decreased the number of our separate homebuilding operating divisions to 19 at June 30, 2007, compared with 23 operating divisions at December 31, 2006. See “Forward-Looking Statements” below.

In response to the issues surrounding the mortgage lending industry, as discussed above, we have tightened our mortgage loan underwriting criteria during 2007. This resulted in fewer originations of: (1) high loan-to-value mortgage loans; (2) sub-prime (as defined below) and Alt-A (as defined below) mortgage loan products; and (3) loans with related second mortgages. Additionally, during the 2007 second quarter, we implemented a new strategy of selling our mortgage loans on a flow basis rather than a bulk basis, which was intended to mitigate some of the risks associated with holding these mortgage loans. However, this strategy also contributed to lower gains on sales of mortgage loans.

Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at quarter-end to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the evaluation performed, we determined that the carrying value of certain inventory assets at June 30, 2007 in each of our homebuilding segments, particularly in our California, Nevada and Arizona markets, were not recoverable. Accordingly, we recorded $161.1 million in asset impairments at June 30, 2007 associated with 4,427 owned lots in 83 subdivisions. These impairments, which relate to assets contracted for primarily during 2004 and 2005, resulted from decreases in home sales prices and/or increases in incentives offered in an effort to: (1) stimulate new home orders when the spring selling season failed to materialize; (2) maintain homes in Backlog until they close; and (3) remain competitive with home sales prices offered by our competitors. As market conditions for the homebuilding industry can fluctuate significantly period-to-period, we will continue to assess facts and circumstances existing at each future period-end to determine whether the carrying values of our homebuilding inventories are recoverable. We cannot provide any assurance as to the potential for future asset impairments. See “Forward-Looking Statements” below.

We have continued to pursue our objective of limiting our lot supply to avoid over-exposure to any single sub-market and to create flexibility to react to changes in market conditions. Accordingly, we limited our new land acquisitions and elected not to exercise certain options to purchase lots under existing contracts. As a result, we incurred approximately $6.4 million and $10.5 million in write-offs of lot option deposits and pre-acquisition costs during the three and six months ended June 30, 2007, respectively, which contributed to the 29% and 21% reductions of total lots under option and total lots owned, respectively, from December 31, 2006. In addition, partly as a result of our efforts to control land acquisitions through modifications to lot takedown prices and extensions of time for specified lot takedowns, we were able to decrease our land and land under development by $513.3 million from December 31, 2006, which includes the impact of $238.0 million of impairments recognized during the first six months of 2007.

During the 2007 second quarter and first six months, we maintained our focus on our balance sheet, preparing to react to opportunities that may arise in the future. We were able to generate $199.3 million in cash from operations during the first six months of 2007, resulting in cash and cash equivalents at June 30, 2007 of $668.4 million, with no borrowings outstanding on our Homebuilding Line (as defined below). Consequently, our cash and available borrowing capacity increased to approximately $1.9 billion at June 30, 2007, compared with $1.7 billion and $1.3 billion at December 31, 2006 and June 30, 2006, respectively. We will continue to evaluate our alternatives for using this capital, which may include lot acquisitions, various investment vehicles, potential repurchases of MDC common stock and dividend payments. See “Forward-Looking Statements” below.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to (1) homebuilding inventory valuation; (2) revenue recognition; (3) segment reporting; (4) stock-based compensation; (5) home cost of sales; (6) warranty reserves; (7) land option contracts; and (8) insurance reserves. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The following discussion compares results for the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$(139,239)	$98,817	$(238,056)	-241%
Mountain	(6,828)	7,228	(14,056)	-194%
East	(6,784)	26,462	(33,246)	-126%
Other Homebuilding	(18,487)	15	(18,502)	N/A

Total Homebuilding	(171,338)	132,522	(303,860)	-229%
Financial Services and Other	4,241	10,988	(6,747)	-61%
Corporate	(3,931)	(21,276)	17,345	-82%

Consolidated	$(171,028)	$122,234	$(293,262)	-240%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$(264,630)	$220,880	$(485,510)	-220%
Mountain	4,143	15,863	(11,720)	-74%
East	(11,170)	61,780	(72,950)	-118%
Other Homebuilding	(38,618)	4,897	(43,515)	-889%

Total Homebuilding	(310,275)	303,420	(613,695)	-202%
Financial Services and Other	11,758	22,172	(10,414)	-47%
Corporate	(16,192)	(50,877)	34,685	-68%

Consolidated	$(314,709)	$274,715	$(589,424)	-215%

We recognized a loss before income taxes in our homebuilding segments during the three and six months ended June 30, 2007, primarily resulting from: (1) asset impairments of $161.1 million and

$302.5 million, respectively; (2) significant decreases in Home Gross Margins in most of our homebuilding segments; and (3) closing fewer homes in most of our homebuilding segments during the 2007 second quarter and first six months. Partially offsetting these items were decreases in general and administrative, commission and marketing expenses during three and six months ended June 30, 2007.

In our West segment, the loss before income taxes during the three and six months ended June 30, 2007 primarily was due to: (1) asset impairments of $132.7 million and $254.6 million, respectively; (2) significant decreases in Home Gross Margins; and (3) closing 670 and 1,294 fewer homes, respectively. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses. In our Mountain segment, the loss before income taxes during the 2007 second quarter primarily resulted from asset impairments of $9.1 million and closing 244 fewer homes. Income before income taxes for the six months ended June 30, 2007 decreased primarily resulting from closing 424 fewer homes and $9.8 million in asset impairments, partially offset by a combined decrease in general and administrative, commission and marketing expenses.

In our East segment, we recognized losses before income taxes during the 2007 second quarter and first six months, primarily due to: (1) asset impairments of $5.9 million and $8.4 million, respectively; (2) significant decreases in Home Gross Margins; and (3) closing 146 and 280 fewer homes, respectively. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses for the three and six months ended June 30, 2007. We recognized losses before income taxes during the 2007 second quarter and first six months in our Other Homebuilding segment, primarily resulting from: (1) asset impairments of $13.3 million and $29.6 million, respectively; (2) closing 285 and 544 fewer homes, respectively; and (3) decreases in Home Gross Margins in nearly each market within this segment. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses for the three and six months ended June 30, 2007.

Income before income taxes in our Financial Services and Other segment decreased during the 2007 second quarter and first six months due to lower gains on sales of mortgage loans primarily resulting from originating fewer mortgage loans during these periods. This decline partially was offset by decreases in general and administrative expenses during both 2007 periods. Our Corporate segment net expenses decreased $17.3 million and $34.7 million for the three and six months ended June 30, 2007, respectively, primarily resulting from a decrease in general and administrative expenses and an increase in interest income, net.

Total Revenue.  The table below summarizes total revenue by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$433,049	$720,530	$(287,481)	-40%
Mountain	134,670	187,724	(53,054)	-28%
East	71,800	160,534	(88,734)	-55%
Other Homebuilding	58,971	142,859	(83,888)	-59%

Total Homebuilding	698,490	1,211,647	(513,157)	-42%
Financial Services and Other	13,614	26,673	(13,059)	-49%
Corporate	9,029	183	8,846	N/A
Inter-company adjustments	(4,425)	(6,522)	2,097	-32%

Consolidated	$716,708	$1,231,981	$(515,273)	-42%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$887,703	$1,407,776	$(520,073)	-37%
Mountain	279,861	350,914	(71,053)	-20%
East	133,155	307,715	(174,560)	-57%
Other Homebuilding	123,831	268,746	(144,915)	-54%

Total Homebuilding	1,424,550	2,335,151	(910,601)	-39%
Financial Services and Other	33,184	50,315	(17,131)	-34%
Corporate	14,462	615	13,847	N/A
Inter-company adjustments	(10,364)	(8,675)	(1,689)	19%

Consolidated	$1,461,832	$2,377,406	$(915,574)	-39%

The decline in total revenue during the three and six months ended June 30, 2007 primarily resulted from a significant decline in home closings in each of our homebuilding segments, most notably in our West segment. Total revenue for our Financial Services and Other segment decreased due to lower gains on sales of mortgage loans, which were driven by: (1) originating significantly fewer mortgage loans because of declines in our home closing levels; (2) lower capture rates during the 2007 periods; and (3) a shift to a less profitable, but risk mitigating strategy of selling mortgage loan products faster after origination. Total revenue in our Corporate segment improved during the 2007 second quarter and first six months due to an increase in interest income generated from significantly higher cash balances throughout the first two quarters of 2007.

Inter-company adjustments relate to mortgage loan origination fees paid at the time of a home closing by our homebuilding subsidiaries to HomeAmerican on behalf of our homebuyers.

Home Sales Revenue.  The table below summarizes home sales revenue by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
West	$430,921	$719,178	$(288,257)	-40%
Mountain	132,071	186,948	(54,877)	-29%
East	70,584	159,251	(88,667)	-56%
Other Homebuilding	58,662	129,706	(71,044)	-55%

Total Homebuilding	692,238	1,195,083	(502,845)	-42%
Inter-company adjustments	(4,425)	(6,522)	2,097	-32%

Consolidated	$687,813	$1,188,561	$(500,748)	-42%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
West	$884,190	$1,405,316	$(521,126)	-37%
Mountain	270,892	349,879	(78,987)	-23%
East	131,908	305,851	(173,943)	-57%
Other Homebuilding	122,987	253,345	(130,358)	-51%

Total Homebuilding	1,409,977	2,314,391	(904,414)	-39%
Inter-company adjustments	(10,364)	(8,675)	(1,689)	19%

Consolidated	$1,399,613	$2,305,716	$(906,103)	-39%

In our West segment, the decreases in home sales revenue for the three and six months ended June 30, 2007 primarily resulted from closing 670 and 1,294 fewer homes, respectively, as well as decreases in the average selling prices for homes closed in each market within this segment for both 2007 periods. Home sales revenue in our Mountain segment decreased during the 2007 second quarter and first six months due to closing 244 and 424 fewer homes, respectively, partially offset by higher average selling prices for homes closed during both 2007 periods in each market within this segment.

The decline in home sales revenue for the three and six months ended June 30, 2007 in our East segment primarily was due to significant decreases in the average selling prices of closed homes during both 2007 periods in each market within this segment and closing 146 and 280 fewer homes, respectively. Home sales revenue in our Other Homebuilding segment decreased in the second quarter of 2007 and first six months primarily due to closing 285 and 544 fewer homes, respectively, and decreases in the average selling prices for homes closed in our Florida and Texas markets.

Land Sales.  Land sales revenue was $3.4 million and $9.5 million during the three and six months ended June 30, 2007, respectively, primarily due to the sale of land in Utah that no longer met our strategic objectives in that market. Land sales revenue was $13.6 million and $15.5 million during the three and six months ended June 30, 2006, respectively, primarily due to the sale of land in Texas as we were in the process of exiting that market.

Other Revenue.  The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$6,410	$15,439	$(9,029)	-58%
Broker origination fees	1,673	2,343	(670)	-29%
Insurance revenue	4,669	4,839	(170)	-4%
Interest income, net	9,161	1,040	8,121	781%
Title and other revenue	3,565	6,120	(2,555)	-42%

Total other revenue	$25,478	$29,781	$(4,303)	-14%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$15,681	$28,466	$(12,785)	-45%
Broker origination fees	3,435	4,423	(988)	-22%
Insurance revenue	9,686	11,079	(1,393)	-13%
Interest income, net	17,505	2,853	14,652	514%
Title and other revenue	6,461	9,393	(2,932)	-31%

Total other revenue	$52,768	$56,214	$(3,446)	-6%

The decrease in other revenue for the three and six months ended June 30, 2007 primarily resulted from lower gains on sales of mortgage loans, due in part to originating fewer mortgage loans during the 2007 first quarter and first six months. Offsetting a substantial portion of the decline in other revenue during the second quarter and first six months of 2007 was an increase in interest income. This increase is attributable to our cash balances being significantly higher during the 2007 periods, resulting from our on-going efforts to limit our inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents primarily consisted of funds in highly liquid, cash equivalents with an original maturity of 90 days or less, such as commercial paper, money market funds and time deposits.

Home Cost of Sales.  Home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses and excludes commissions, amortization of deferred marketing costs and asset impairments) was $590.6 million and $1.2 billion for the three and six months ended June 30, 2007, respectively, compared with $911.7 million and $1.7 billion during the same periods in 2006, respectively. These decreases primarily resulted from closing 1,345 and 2,542 fewer homes during the 2007 second quarter and first six months, respectively. Partially offsetting these decreases was the impact of closing more homes with higher land costs per closed home (more of the lots on which we closed homes during the 2007 second quarter and first six months were purchased in the higher-priced 2005 and 2006 periods), and closing larger homes that included more options and upgrades as incentives for our homebuyers.

Asset Impairments.  The following table sets forth by homebuilding segment, the 2007 second quarter asset impairment, post-impairment asset balances, and number of impaired lots and subdivisions (dollars in thousands).

	Three Months Ended June 30, 2007
	Asset Impairments	Post-Impairment Asset Balances	Number of Lots	Number of Subdivisions
West	$132,730	$340,904	3,398	55
Mountain	9,123	25,910	409	11
East	5,865	12,781	85	4
Other Homebuilding	13,332	68,777	535	13

Total	$161,050	$448,372	4,427	83

During the three and six months ended June 30, 2007, we recorded impairments of our housing completed and under construction in the amounts of $38.2 million and $64.5 million, respectively, and impairments of our land and land under development in the amounts of $122.9 million and $238.0 million, respectively. The 2007 second quarter impairments, related to assets contracted for primarily during 2004 and 2005, resulted from decreases in home sales prices and/or increases in incentives offered in an effort to: (1) stimulate new home orders when the spring selling season failed to materialize; (2) maintain homes in Backlog until they close; and (3) remain competitive with home sales prices offered by our competitors.

Marketing Expenses.  Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other selling costs) were $29.4 million and $31.6 million for the three months ended June 30, 2007 and 2006, respectively, and $58.5 million and $60.6 million for six months ended June 30, 2007 and 2006, respectively. The decreases during the 2007 periods primarily related to lower amortization of deferred marketing costs resulting from closing fewer homes and reduced salaries from a reduction in headcount. These decreases were offset partially by increases in advertising and sales office expenses incurred in an effort to generate homebuyer traffic.

Commission Expenses.  Commission expenses (which include direct incremental commissions paid for closed homes) were $24.4 million and $37.4 million for the three months ended June 30, 2007 and 2006, respectively, and $47.6 million and $70.2 million for the six months ended June 30, 2007 and 2006, respectively. The decreases during the 2007 periods primarily were attributable to closing 1,345 and 2,542 fewer homes during the three and six months ended June 30, 2007, respectively, partially offset by increases in commission rates paid to outside brokers in response to more competitive markets.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding segments	$57,859	$78,822	$(20,963)	-27%
Financial Services and Other	9,367	15,397	(6,030)	-39%
Corporate	12,864	21,332	(8,468)	-40%

Total general and administrative expenses	$80,090	$115,551	$(35,461)	-31%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
Homebuilding segments	$118,858	$150,503	$(31,645)	-21%
Financial Services and Other	21,425	27,525	(6,100)	-22%
Corporate	30,464	48,788	(18,324)	-38%

Total general and administrative expenses	$170,747	$226,816	$(56,069)	-25%

General and administrative expenses for each of our segments decreased during the three and six months ended June 30, 2007, primarily due to lower compensation and other employee benefit related costs. These reduced expenses resulted from various initiatives intended to right-size our operations, including the consolidation of several of our homebuilding divisions and reductions in employee headcount. We continue to remain focused on properly structuring our operations in response to reduced levels of homebuilding activity in most of our markets. As a result of these efforts, our employee headcount has decreased from approximately 3,900 at June 30, 2006 to approximately 2,700 at June 30, 2007. In addition, general and administrative expenses in our homebuilding segments were lower due to declines in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. In our Financial Services and Other segment, the declines in general and administrative expenses associated with lower compensation related costs partially were offset by increased expenses associated with mortgage loans that were repurchased or subject to repurchase during both 2007 periods.

Income Taxes.  Our overall effective income tax rates were 38.0% and 36.3% for the three and six months ended June 30, 2007, respectively, and 37.4% and for both the three and six months ended June 30, 2006. The changes in the effective tax rates during the 2007 periods, compared with the same periods during 2006, resulted from the impact of reductions in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and increases in estimated permanent differences related to accruals for non-deductible excess compensation under I.R.C. Sec. 162(m), “Certain Excessive Employee Remuneration.”

Homebuilding Operating Activities

The table below sets forth information relating to Home Gross Margins and orders for homes.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Home Gross Margins	14.1%	23.3%	-9.2%		15.0%	25.1%	-10.1%
Orders For Homes, net (units)
Arizona	611	679	(68)	-10%	1,365	1,598	(233)	-15%
California	282	392	(110)	-28%	697	936	(239)	-26%
Nevada	365	519	(154)	-30%	745	1,298	(553)	-43%

West	1,258	1,590	(332)	-21%	2,807	3,832	(1,025)	-27%

Colorado	224	291	(67)	-23%	524	742	(218)	-29%
Utah	139	326	(187)	-57%	349	665	(316)	-48%

Mountain	363	617	(254)	-41%	873	1,407	(534)	-38%

Maryland	92	98	(6)	-6%	191	250	(59)	-24%
Virginia	82	113	(31)	-27%	194	307	(113)	-37%

East	174	211	(37)	-18%	385	557	(172)	-31%

Delaware Valley	19	35	(16)	-46%	81	74	7	9%
Florida	117	177	(60)	-34%	296	449	(153)	-34%
Illinois	31	18	13	72%	72	62	10	16%
Texas	8	90	(82)	-91%	14	157	(143)	-91%

Other Homebuilding	175	320	(145)	-45%	463	742	(279)	-38%

Total	1,970	2,738	(768)	-28%	4,528	6,538	(2,010)	-31%

Approximate Cancellation Rate	44%	43%	1%		39%	37%	2%
Estimated Value of Orders for Homes, net	$653,000	$914,000	$(261,000)	-29%	$1,555,000	$2,274,000	$(719,000)	-32%
Estimated Average Selling Price of Orders for Homes, net	$331.5	$333.8	$(2.3)	-1%	$343.4	$347.8	$(4.4)	-1%

Orders for Homes.  Each of our homebuilding segments experienced declines in net home orders during the 2007 second quarter and first six months, resulting from what we believe to be homebuyer concerns about declines in the market value of homes and lower availability of credit for homebuyers. Additionally, competition for new home orders during the three and six months ended June 30, 2007 continued at a high level, caused in part by expanding new and existing home inventories.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. Home Gross Margins during the 2007 periods decreased significantly in each of our West, East and Other Homebuilding segments due to offering lower selling prices and/or higher sales incentives to generate new home orders and subsequent home closings, increases in speculative homes that were sold and closed, and higher land and home construction costs incurred to build larger homes that we were unable to fully offset through increases in the average selling prices of our closed homes. The decreases in Home Gross Margins for these three segments partially were offset by increases in Home Gross Margins in our Mountain segment. These increases resulted from closing homes in select subdivisions in our Colorado market with higher Home Gross Margins due, in part, to strong demand for our homes in those locations, as well as closing a higher percentage of homes in Utah, which produced some of the highest Home Gross Margins in the Company during these periods.

Home Gross Margins for the three months ended June 30, 2007 were impacted positively by recognizing $10.6 million in “Operating Profits” (home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) that had been deferred under Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), as of March 31, 2006, partially offset by a current deferral of $5.6 million in Operating Profits at June 30, 2007 pursuant to SFAS 66. Home Gross Margins for the first six months of 2007 were impacted positively by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 as of December 31, 2006, partially offset by our June 30, 2006 deferral of $5.6 million. Additionally, during the three and six months ended June 30, 2007, we closed homes on lots for which we previously recorded $18.8 million and $28.0 million, respectively, of asset impairments.

Future Home Gross Margins may be impacted by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to maintain home prices and lower levels of incentives; (2) continued decline in demand for new homes in our markets; (3) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (4) adverse weather; (5) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; (6) the impact of being unable to sell high loan-to-value mortgage loans on a timely basis, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.

Approximate Cancellation Rate.  We define our home order “Approximate Cancellation Rate” as the approximate number of total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Arizona	645	843	(198)	-23%	1,297	1,621	(324)	-20%
California	266	405	(139)	-34%	594	869	(275)	-32%
Nevada	405	738	(333)	-45%	718	1,413	(695)	-49%

West	1,316	1,986	(670)	-34%	2,609	3,903	(1,294)	-33%

Colorado	200	421	(221)	-52%	364	820	(456)	-56%
Utah	178	201	(23)	-11%	406	374	32	9%

Mountain	378	622	(244)	-39%	770	1,194	(424)	-36%

Maryland	61	112	(51)	-46%	110	186	(76)	-41%
Virginia	76	171	(95)	-56%	144	348	(204)	-59%

East	137	283	(146)	-52%	254	534	(280)	-52%

Delaware Valley	35	41	(6)	-15%	81	72	9	13%
Florida	138	255	(117)	-46%	266	507	(241)	-48%
Illinois	13	37	(24)	-65%	27	73	(46)	-63%
Texas	14	152	(138)	-91%	25	291	(266)	-91%

Other Homebuilding	200	485	(285)	-59%	399	943	(544)	-58%

Total	2,031	3,376	(1,345)	-40%	4,032	6,574	(2,542)	-39%

Our home closings were down during the three and six months ended June 30, 2007 in most markets of our homebuilding segments primarily due to significantly lower Backlogs at the beginning of both 2007 periods, compared with the beginning of both 2006 periods. These declines in Backlog primarily resulted from decreases in new home orders during the second half of 2006 and first quarter of 2007, compared with the second half of 2005 and first quarter of 2006, partially as a result of homebuyer concerns about declines in the market value of homes and the lack of stabilization in home sales prices.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	June 30, 2007	December 31, 2006	June 30, 2006	December 31, 2005
Backlog (units)
Arizona	1,572	1,504	2,076	2,099
California	530	427	832	765
Nevada	342	315	908	1,023

West	2,444	2,246	3,816	3,887

Colorado	413	253	499	577
Utah	408	465	629	338

Mountain	821	718	1,128	915

Maryland	268	187	315	251
Virginia	186	136	340	381

East	454	323	655	632

Delaware Valley	119	119	183	181
Florida	227	197	541	599
Illinois	68	23	69	80
Texas	1	12	104	238

Other Homebuilding	415	351	897	1,098

Total	4,134	3,638	6,496	6,532

Backlog Estimated Sales Value	$1,480,000	$1,300,000	$2,440,000	$2,440,000

Estimated Average Selling Price of Homes in Backlog	$358.0	$357.3	$375.6	$373.5

We define “Backlog” as homes under contract but not yet delivered. At June 30, 2007 and 2006, we had 4,134 and 6,496 homes in Backlog, respectively. Because our change in Backlog during the first six months of 2007 is equal to the total net home orders received during the six months ended June 30, 2007 less homes closed during the same period, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. The estimated Backlog sales value decreased from $2.4 billion at June 30, 2006 to $1.5 billion at June 30, 2007, primarily due to the 36% decrease in the number of homes in Backlog and a 5% decrease in the estimated average selling price of homes in Backlog.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	June 30, 2007	December 31, 2006	June 30, 2006
Arizona	69	67	61
California	44	45	45
Nevada	43	41	35

West	156	153	141

Colorado	50	47	45
Utah	25	22	20

Mountain	75	69	65

Maryland	16	19	18
Virginia	23	19	23

East	39	38	41

Delaware Valley	5	8	7
Florida	27	30	28
Illinois	6	6	7
Texas	-	2	4

Other Homebuilding	38	46	46

Total	308	306	293

Average for quarter ended	311	299	300

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Arizona	$253.1	$313.6	$(60.5)	-19%	$257.8	$300.0	$(42.2)	-14%
California	534.6	574.5	(39.9)	-7%	537.6	552.5	(14.9)	-3%
Colorado	326.5	308.3	18.2	6%	338.2	302.6	35.6	12%
Delaware Valley	439.9	387.5	52.4	14%	468.1	398.0	70.1	18%
Florida	260.1	293.5	(33.4)	-11%	270.1	295.6	(25.5)	-9%
Illinois	412.0	374.5	37.5	10%	359.8	369.0	(9.2)	-2%
Maryland	513.4	573.9	(60.5)	-11%	521.2	572.5	(51.3)	-9%
Nevada	304.2	320.9	(16.7)	-5%	304.7	321.9	(17.2)	-5%
Texas	126.3	166.8	(40.5)	-24%	130.4	167.9	(37.5)	-22%
Utah	369.2	291.5	77.7	27%	358.4	277.3	81.1	29%
Virginia	497.8	573.3	(75.5)	-13%	495.1	584.9	(89.8)	-15%
Company average	$338.7	$352.1	$(13.4)	-4%	$347.1	$350.7	$(3.6)	-1%

The average selling prices of homes closed for the Company decreased during the three and six months ended June 30, 2007. These declines were most notable in our Arizona, California, Maryland,

Nevada and Virginia markets and resulted in part from increased levels of incentives and reductions in sales prices required to close homes in response to lower demand for new homes in these markets. Additionally, we experienced an increase in the number of cancellations, which resulted in homes being resold as speculative homes, generally at lower prices or with higher incentives, and closed during the 2007 second quarter, which negatively impacted our average selling prices of closed homes during this period. We experienced increases in average selling prices in our Delaware Valley, Colorado and Utah markets during the second quarter of 2007 and first six months, primarily related to changes in the style and size of our single-family detached homes that were closed during these periods. Also contributing to the higher average selling prices of homes closed in Utah was our ability to raise home sales prices due to the higher demand for new homes in the second half of 2006, compared with the same period during 2005.

Land Inventory.  The table below shows the carrying value of land and land under development, for each market within our homebuilding segments (in thousands).

	June 30, 2007	December 31, 2006	June 30, 2006
Arizona	$203,928	$284,407	$289,959
California	181,867	391,170	498,073
Nevada	201,161	305,089	365,206

West	586,956	980,666	1,153,238

Colorado	172,355	191,456	167,554
Utah	79,831	90,607	85,560

Mountain	252,186	282,063	253,114

Maryland	55,476	76,981	80,138
Virginia	85,822	108,646	127,173

East	141,298	185,627	207,311

Delaware Valley	22,403	29,345	38,441
Florida	41,358	74,149	82,385
Illinois	17,683	23,105	23,757
Texas	-	203	1,831

Other Homebuilding	81,444	126,802	146,414

Total	$1,061,884	$1,575,158	$1,760,077

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	June 30, 2007	December 31, 2006	June 30, 2006
Lots Owned
Arizona	4,771	6,368	7,477
California	2,182	2,802	3,391
Nevada	2,038	2,747	3,619

West	8,991	11,917	14,487

Colorado	3,052	3,479	3,390
Utah	933	1,185	1,159

Mountain	3,985	4,664	4,549

Maryland	389	528	558
Virginia	542	643	822

East	931	1,171	1,380

Delaware Valley	212	265	372
Florida	907	1,093	1,307
Illinois	233	287	312
Texas	-	13	77

Other Homebuilding	1,352	1,658	2,068

Total	15,259	19,410	22,484

Lots Controlled Under Option
Arizona	548	744	2,506
California	157	387	1,510
Nevada	4	250	568

West	709	1,381	4,584

Colorado	312	801	1,785
Utah	93	91	553

Mountain	405	892	2,338

Maryland	925	960	1,156
Virginia	1,894	2,381	2,642

East	2,819	3,341	3,798

Delaware Valley	741	683	966
Florida	1,073	1,800	2,367
Illinois	-	-	139
Texas	-	-	-

Other Homebuilding	1,814	2,483	3,472

Total	5,747	8,097	14,192

Total Lots Owned and Controlled (excluding homes completed or under construction)	21,006	27,507	36,676

During the 2007 second quarter and first six months, in view of the current pace of new home orders in our markets, we remained focused on managing the total number of lots we owned and controlled under option. Accordingly, the total number of lots owned (excluding homes completed or under construction) at June 30, 2007 declined 32% and 21% from June 30, 2006 and December 31, 2006, respectively, including decreases in each of our homebuilding segments. Additionally, our total lots controlled under option at June 30, 2007 decreased by 60% and 29% from June 30, 2006 and December 31, 2006, respectively. The decrease from December 31, 2006 includes declines within each of our homebuilding segments and primarily related to the termination of lot option contracts with terms that no longer met our underwriting criteria, as well as limited purchases of lots under option. As a result, we incurred approximately $6.4 million and $10.5 million in write-offs of lot option deposits and pre-acquisition costs during the three and six months ended June 30, 2007, respectively, compared with $12.1 million and $15.8 million during the same periods in 2006, respectively.

In addition to the non-refundable option deposits noted in the table below (in thousands), we had $4.0 million and $5.6 million in capitalized pre-acquisition costs at June 30, 2007 and December 31, 2006, respectively.

	June 30, 2007	December 31, 2006	June 30, 2006
Non-refundable Option Deposits
Cash	$11,009	$20,228	$37,993
Letters of Credit	11,850	14,224	17,640

Total Non-refundable Option Deposits	$22,859	$34,452	$55,633

The table below shows the number of homes completed or under construction (in units).

	June 30, 2007	December 31, 2006	June 30, 2006
Unsold Home Under Construction - Final	423	476	279
Unsold Home Under Construction - Frame	690	573	781
Unsold Home Under Construction - Foundation	382	400	395

Total Unsold Homes Under Construction	1,495	1,449	1,455
Sold Homes Under Construction	3,095	2,430	4,699
Model Homes	764	757	720

Homes Completed or Under Construction	5,354	4,636	6,874

Other Operating Results

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands).

	Three Months Ended June 30,		Change
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$293,544	$604,419	$(310,875)	-51%
Principal amount of mortgage loans brokered	$127,891	$172,438	$(44,547)	-26%
Capture Rate	52%	59%	-7%
Including brokered loans	72%	75%	-3%
Mortgage products (% of loans originated by HomeAmerican)
Fixed rate	83%	49%	34%
Adjustable rate - interest only	14%	43%	-29%
Adjustable rate - other	3%	8%	-5%

Prime loans (1)	86%	61%	25%
Alt-A loans (2)	5%	33%	-28%
Government loans (3)	9%	4%	5%
Sub-prime loans (4)	0%	2%	-2%

	Six Months Ended June 30,		Change
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$644,577	$1,130,650	$(486,073)	-43%
Principal amount of mortgage loans brokered	$246,233	$329,681	$(83,448)	-25%
Capture Rate	55%	57%	-2%
Including brokered loans	74%	73%	1%
Mortgage products (% of loans originated by HomeAmerican)
Fixed rate	76%	49%	27%
Adjustable rate - interest only	20%	44%	-24%
Adjustable rate - other	4%	7%	-3%
Prime loans	73%	64%	9%
Alt-A loans	20%	30%	-10%
Government loans	7%	4%	3%
Sub-prime loans	0%	2%	-2%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.
(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased in the second quarter and first six months of 2007 primarily due to a 40% and 39% decline in the number of homes closed during the three and six months ended June 30, 2007, respectively, and a decline in the Capture Rates, with and without brokered loans, for both 2007 periods. Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated during the 2007 second quarter and first six months increased significantly, primarily due to a decrease in the difference in the interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole mortgage loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk on fluctuations in interest rates on our mortgage loans owned and the interest rate lock commitments. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Certain mortgage loans originated by HomeAmerican are sold pursuant to an early purchase program and generally are settled within five days of origination. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on volatility in the interest rate market. See “Forward-Looking Statements” below.

Interest Activity.  We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All interest incurred by our Corporate and homebuilding segments during the three and six months ended June 30, 2007 and 2006 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. For a reconciliation of our interest incurred, capitalized and expensed, see Note 6 to our Unaudited Consolidated Financial Statements.

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

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business,” which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 and this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2007, we did not have any borrowings on our Homebuilding Line and had $37.8 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2007, $99.4 million was borrowed and an additional $8.2 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

The financial covenants contained in the Homebuilding Line agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Under the consolidated tangible net worth test, our “consolidated tangible net worth,” as defined, must not be less than (1) $1.360 billion; plus (2) 50% of “consolidated net income,” as defined, of the “borrower,” as defined, and the “guarantors,” as defined, earned after September 30, 2005; plus (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005; minus (4) the lesser of (A) the aggregate amount paid by “borrower” after September 30, 2005 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests would not result in a default, but would result in a scheduled term-out of the facility. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after September 30, 2005; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Program

At June 30, 2007, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2007 or 2006.

Consolidated Cash Flow

During the first six months of 2007, we generated $199.3 million in cash from operating activities, primarily resulting from a reduction of $147.7 million in mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 second quarter. Additionally, we generated cash of $116.4 million from lowering our homebuilding inventories, as we continued to execute a strategy of limiting our new land purchases. Offsetting these cash proceeds was the use of $64.2 million to reduce accounts payable and accrued liabilities and $26.3 million to reduce our income tax payable. The cash used to decrease our accounts payable and accrued liabilities primarily related to the payment of employee bonuses and homebuilding construction payables. We decreased our income tax payable as we incurred payments in 2007 associated with our 2006 income tax obligations.

During the first six months of 2006, we used $112.3 million in cash from operating activities. We used $274.9 million of cash to increase our homebuilding inventories in connection with the expansion of our operations during the early part of 2006. In addition, we used $69.7 million in cash to reduce our income tax payable as we incurred payments in 2006 associated with our 2005 income tax obligations. These uses of cash partially were offset by generating cash of $208.4 million from our net income before non-cash items and a $74.0 million decrease in mortgage loans held in inventory from December 31, 2005 resulting from our selling a higher volume of loans to third-party purchasers.

We used $2.1 million and $4.3 million of cash in investing activities during the six months ended June 30, 2007 and 2006, respectively, for purchases of property and equipment.

During the six months ended June 30, 2007, we used $36.8 million in cash from financing activities. This cash usage primarily resulted from $31.1 million in net payments on our lines of credit and $22.9 million in dividend payments, partially offset by cash proceeds of $10.7 million from the exercise of stock options. Additionally, we received proceeds of $6.3 million with respect to the excess tax benefit from stock-based compensation during the first six months of 2007.

During the first six months of 2006, we used a total of $6.4 million in cash from financing activities. This cash usage primarily resulted from dividend payments of $22.5 million, partially offset by the net borrowings under our Homebuilding Line and Mortgage Line of $11.6 million.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2007, we had non-refundable option deposits of $11.0 million in the form of cash and $11.9 million in the form of letters of credit to secure option contracts to purchase lots. In certain cases, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At June 30, 2007, the total purchase price for lots under option and total capitalized pre-acquisition costs were $578 million and $4.0 million, respectively.

At June 30, 2007, we had issued performance bonds (“Bonds”) and letters of credit totaling approximately $354.3 million and $62.7 million, respectively, including $21.6 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these Bonds and letters of credit generally will be performed in the ordinary course of our business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related Bonds and letters of credit should be released and we should not have any continuing obligations.

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

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. During 2007, these increased costs were not fully recovered through higher sales prices, which negatively impacted our 2007 Home Gross Margins. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have impacted negatively our Home Gross Margins, homes sales revenue and results of operations.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2007.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The homebuilding industry continued to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the first six months of 2007, compared with the first six months of 2006. The conditions experienced during the 2007 first and second quarters included, among other things: reduced consumer confidence; on-going homebuyer concerns about the housing market and the lack of home selling price stabilization; and concerns over higher-risk mortgage loan products, such as Alt-A and sub-prime. Further declines during this down cycle in the homebuilding industry could continue to cause demand for our homes to weaken significantly, which would have a significant negative impact on our Home Gross Margins, home sales revenue and results of operations.

Competition in the homebuilding industry could negatively impact our results of operations.

During the 2007 first and second quarters, we experienced an increase in competition whereby, in many cases, other homebuilders in the markets in which we operate were offering homes at sales prices less than ours. Accordingly, we reduced our home sales prices and/or increased incentives in response to lower home sales prices offered by our competitors, and as a result of the spring selling season failing to materialize. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

If the market value of our homes or carrying value of our land drops significantly, we could be required to further write down the carrying value of our inventory to its estimated fair value, which would negatively impact our results of operations.

The market value of our homebuilding inventories further decreased during the 2007 second quarter, compared with the market value as of March 31, 2007. This decline was the result of lower demand for new home orders during the 2007 second quarter, significant increases in the level of incentives offered to generate new home orders and maintain homes in Backlog until they close, decreases in home sales prices and/or increases in the level of incentives offered to remain competitive with home sales prices offered by our competitors and decreases in our home sales prices when the spring selling season failed to materialize. As a result, we recorded asset impairments of $161.1 million during the 2007 second quarter. If these conditions continue or deteriorate further, additional asset impairments may be required, which could have a significant negative impact on our results of operations.

Further uncertainty in the mortgage lending industry regarding the origination of higher-risk mortgage loans could negatively impact our results of operations.

The Company is subject to risks associated with higher-risk mortgage loans, including Alt-A, sub-prime, second mortgage loans and high loan-to-value mortgage loans. These risks may include the willingness of third-parties to purchase these mortgage loan products from HomeAmerican, or HomeAmerican’s ability to sell these mortgage loans at market prices that are deemed acceptable. During the first half of 2007, many lenders in the mortgage industry faced liquidity issues surrounding these loan products, primarily resulting from changes in the underwriting criteria of third-party purchasers of mortgage loans. As a result, we tightened our mortgage loan underwriting criteria during the first half of 2007 as they related to high loan-to-value and high combined loan-to-value mortgage loan originations. Additionally, we believe the reporting of these conditions in the media negatively impacted the confidence of potential homebuyers in the homebuilding and mortgage lending industries. These factors contributed to lower demand for new homes during the 2007 first and second quarters and the delay of some home closings, as homebuyers were required to re-qualify for new or different mortgage loan products.

The Company also is subject to risks associated with previously sold mortgage loans originated by HomeAmerican, depending upon, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to re-purchase certain of those mortgage loans. These risks may affect HomeAmerican’s ability to realize the full value of its investment in these re-purchased mortgage loans either through sales, collections or foreclosure proceedings, which would negatively impact our results of operations and cash from operations. During the 2007 second quarter, HomeAmerican experienced an increase in the number of previously sold mortgage loans that were required to be re-purchased, which negatively impacted our results of operations for the three and six months ended June 30, 2007.

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

The Company did not repurchase any shares during the second quarter of 2007. Additionally, there were no sales of unregistered equity securities during the second quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the Company’s shareowners was held on June 25, 2007 (the “Annual Meeting”). A total of 42,517,467 shares out of 45,721,798 shares outstanding were represented in person or by proxy at the Annual Meeting. The following members of the Board of Directors were elected as Class I Directors for three-year terms expiring in 2010:

	Votes For	Votes Withheld
Michael A. Berman	42,026,589	490,878
Herbert T. Buchwald	38,647,798	3,869,669
Larry A. Mizel	35,583,459	6,934,008

Gilbert Goldstein and William B. Kemper continue as Class II directors with terms expiring in 2008. Steven J. Borick, David D. Mandarich and David E. Blackford continue as Class III directors with terms expiring in 2009.

Item 5.	Other Information

On July 23, 2007, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 22, 2007 to shareowners of record on August 8, 2007.

Item 6.	Exhibits

10.1	Aircraft Sale Agreement

10.2	Aircraft Purchase Agreement

10.3	Section 1031 Exchange Agreement

10.4	Lease Agreement (Larry A. Mizel)

10.5	Lease Agreement (David D. Mandarich)

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2007	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer