Form 10-Q
period 2007-09-30
MDC HOLDINGS INC
filed 2007-10-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, 45,838,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$729,479	$507,947
Restricted cash	1,633	2,641
Home sales and other receivables	66,891	143,936
Mortgage loans held in inventory, net	72,863	212,903
Income taxes receivable, net	22,748	-
Inventories
Housing completed or under construction	1,267,478	1,178,671
Land and land under development	754,728	1,575,158
Property and equipment, net	47,020	44,606
Deferred income taxes	306,942	124,880
Prepaid expenses and other assets, net	91,471	119,133

Total Assets	$3,361,253	$3,909,875

LIABILITIES
Accounts payable	$150,037	$171,005
Accrued liabilities	369,168	418,953
Income taxes payable	-	28,485
Related party liabilities	701	2,401
Homebuilding line of credit	-	-
Mortgage line of credit	41,957	130,467
Senior notes, net	996,986	996,682

Total Liabilities	1,558,849	1,747,993

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 45,869,000 and 45,838,000 issued and outstanding, respectively, at September 30, 2007 and 45,179,000 and 45,165,000 issued and outstanding, respectively, at December 31, 2006	459	452
Additional paid-in-capital	791,212	760,831
Retained earnings	1,012,395	1,402,261
Accumulated other comprehensive loss	(1,003)	(1,003)
Treasury stock, at cost; 31,000 and 14,000 shares at September 30, 2007 and December 31, 2006, respectively	(659)	(659)

Total Stockholders’ Equity	1,802,404	2,161,882

Total Liabilities and Stockholders’ Equity	$3,361,253	$3,909,875

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE
Home sales revenue	$651,124	$1,050,700	$2,050,737	$3,356,416
Land sales revenue	2,700	3,336	12,151	18,812
Other revenue	32,837	26,887	85,605	83,101

Total Revenue	686,661	1,080,923	2,148,493	3,458,329

COSTS AND EXPENSES
Home cost of sales	559,402	813,824	1,749,165	2,540,381
Land cost of sales	452	3,210	7,740	18,124
Asset impairments	248,950	19,915	551,422	20,775
Marketing expenses	28,694	31,296	87,144	91,899
Commission expenses	23,900	36,390	71,530	106,627
General and administrative expenses	76,482	99,779	247,229	326,595
Related party expenses	95	88	286	2,792

Total Costs and Expenses	937,975	1,004,502	2,714,516	3,107,193

(Loss) income before income taxes	(251,314)	76,421	(566,023)	351,136
Benefit from (provision for) income taxes	95,936	(27,715)	210,175	(130,518)

NET (LOSS) INCOME	$(155,378)	$48,706	$(355,848)	$220,618

(LOSS) EARNINGS PER SHARE

Basic	$(3.40)	$1.08	$(7.79)	$4.91

Diluted	$(3.40)	$1.06	$(7.79)	$4.80

WEIGHTED-AVERAGE SHARES

Basic	45,751	44,972	45,659	44,911

Diluted	45,751	45,868	45,659	45,932

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(355,848)	$220,618
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Asset impairments	551,422	20,775
Deferred income taxes	(182,062)	(22,940)
Amortization of deferred marketing costs	23,091	27,367
Non-cash land option deposit and pre-acquisition write-off costs	15,419	23,022
Depreciation and amortization of long-lived assets	10,903	14,170
Stock-based compensation expense	8,227	10,169
Gain on sale of property and equipment	(7,955)	-
Non-cash related party expenses	-	2,301
Excess tax benefits from stock-based compensation	(6,349)	(1,569)
Other non-cash expenses	1,769	286
Net change in assets and liabilities
Restricted cash	1,008	1,660
Home sales and other receivables	77,045	41,460
Mortgage loans held in inventory, net	140,040	34,001
Housing completed or under construction	(209,897)	(264,840)
Land and land under development	390,098	1,389
Prepaid expenses and other assets, net	(9,313)	(46,720)
Accounts payable	(20,968)	(1,044)
Accrued liabilities	(46,373)	(15,810)
Income taxes receivable/payable	(44,689)	(85,638)

Net cash provided by (used in) operating activities	335,568	(41,343)

INVESTING ACTIVITIES
Sale of property and equipment	22,000	-
Purchase of property and equipment	(30,362)	(7,224)

Net cash used in investing activities	(8,362)	(7,224)

FINANCING ACTIVITIES
Lines of credit
Advances	568,987	450,900
Principal payments	(657,497)	(455,063)
Excess tax benefits from stock-based compensation	6,349	1,569
Dividend payments	(34,311)	(33,703)
Proceeds from exercise of stock options	10,798	3,177

Net cash used in financing activities	(105,674)	(33,120)

Net increase (decrease) in cash and cash equivalents	221,532	(81,687)
Cash and cash equivalents
Beginning of period	507,947	214,531

End of period	$729,479	$132,844

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2007 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 28, 2007. Certain prior period balances have been reclassified to conform to the current year’s presentation.

Prior to 2006, the Company experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflected the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain geographical areas (or markets). The same seasonality was experienced in the financial services operation because our mortgage loan originations are directly attributed to the closing of homes from our homebuilding operations. Due to reduced home closing levels during 2006 and continuing in 2007, this seasonality pattern in the homebuilding and financial services operations did not continue for the third and fourth quarters of 2006 and for the first three quarters of 2007, and there can be no assurance that it will be present in the future. The Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and the Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2006 Annual Report on Form 10-K.

The following table summarizes, by quarter, home sales revenue during 2007, 2006 and 2005 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2007	$711,800	$687,813	$651,124	N/A
2006	1,117,155	1,188,561	1,050,700	$1,294,140
2005	914,751	1,026,943	1,145,481	1,705,525

2.	Asset Impairment

On a quarterly basis, the Company evaluates its inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

As a result of its evaluation, the Company recorded impairments of its housing completed or under construction inventories of $56.6 million and $121.1 million during the three and nine months ended September 30, 2007, respectively, and impairments of its land and land under development inventories of $192.4 million and $430.3 million during the three and nine months ended September 30, 2007, respectively. These impairments, which primarily relate to assets contracted for in 2004 and 2005, were due to decreases in home sales prices and/or increases in incentives offered in an effort to: (1) remain competitive with home sales prices offered by the Company’s competitors; (2) stimulate new home orders; and (3) maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close. In accordance with SFAS 144, the Company generally determined the fair value of each impaired asset based upon the present value of the estimated future cash flows on a subdivision-by-subdivision basis at a discount rate commensurate with the risk of the subdivision under evaluation, generally ranging from 10% to 18%.

The impairments recorded during the three and nine months ended September 30, 2007 and 2006, by reportable segment (as defined in Note 9), are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Housing Completed or Under Construction
West	$40,973	$5,424	$97,319	$5,424
Mountain	1,875	405	3,797	405
East	5,579	151	7,575	151
Other Homebuilding	8,162	271	12,400	271

Total asset impairments	$56,589	$6,251	$121,091	$6,251

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Land and Land Under Development
West	$149,517	$9,819	$347,803	$9,819
Mountain	5,055	222	12,912	222
East	10,658	1,206	17,094	1,206
Other Homebuilding	27,131	2,417	52,522	3,277

Total asset impairments	$192,361	$13,664	$430,331	$14,524

3.	Recent Accounting Pronouncements

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

4.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	September 30, 2007	December 31, 2006
Accrued liabilities
Warranty reserves	$106,019	$102,033
Insurance reserves	54,379	50,854
Land development and home construction accruals	37,984	64,224
Accrued compensation and related expenses	53,746	74,751
Customer and escrow deposits	27,844	28,705
Accrued interest payable	20,337	13,321
Accrued pension liability	14,083	13,183
Deferred revenue	705	23,089
Other accrued liabilities	54,071	48,793

Total accrued liabilities	$369,168	$418,953

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

5.	(Loss) Earnings Per Share

The Company calculates (loss) earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic EPS excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted EPS for the three and nine months ended September 30, 2007 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted EPS were 1.5 million shares during the three and nine months ended September 30, 2007.

The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic (Loss) Earnings Per Share
Net (loss) income	$(155,378)	$48,706	$(355,848)	$220,618

Basic weighted-average shares outstanding	45,751	44,972	45,659	44,911

Per share amounts	$(3.40)	$1.08	$(7.79)	$4.91

Diluted (Loss) Earnings Per Share
Net (loss) income	$(155,378)	$48,706	$(355,848)	$220,618

Basic weighted-average shares outstanding	45,751	44,972	45,659	44,911
Stock options, net	-	896	-	1,021

Diluted weighted-average shares outstanding	45,751	45,868	45,659	45,932

Per share amounts	$(3.40)	$1.06	$(7.79)	$4.80

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized, if any, and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Unaudited Consolidated Statements of Operations. Interest activity is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total Interest Incurred
Corporate and Homebuilding	$14,444	$14,150	$43,320	$43,993
Financial Services and Other	343	2,291	1,353	6,572

Total interest incurred	$14,787	$16,441	$44,673	$50,565

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$53,988	$48,569	$50,655	$41,999
Interest capitalized during the period	14,444	14,150	43,320	43,993
Previously capitalized interest included in home cost of sales during the period	(14,428)	(12,574)	(39,971)	(35,847)

Interest capitalized in homebuilding inventory, end of period	$54,004	$50,145	$54,004	$50,145

Interest income and interest expense are shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$9,776	$4,663	$28,291	$11,797
Interest expense, net of interest capitalized	343	2,291	1,353	6,572

Total interest income, net	$9,433	$2,372	$26,938	$5,225

7.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserve activity for the three and nine months ended September 30, 2007 and 2006 is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty reserve balance at beginning of period	$104,089	$92,010	$102,033	$82,238
Warranty expense provision	6,252	11,041	18,843	34,334
Warranty cash payments	(6,138)	(8,309)	(19,991)	(24,220)
Warranty reserve adjustments	1,816	451	5,134	2,841

Warranty reserve balance at end of period	$106,019	$95,193	$106,019	$95,193

8.	Insurance Reserves

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

The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Insurance reserve balances at beginning of period	$53,952	$43,540	$50,854	$35,570
Insurance expense provisions	2,376	4,113	8,086	11,858
Insurance cash payments	(1,216)	(1,143)	(3,538)	(2,806)
Insurance reserve adjustments	(733)	(1,978)	(1,023)	(90)

Insurance reserve balances at end of period	$54,379	$44,532	$54,379	$44,532

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

9.	Information on Business Segments

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

Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost. Inter-company adjustments noted in the revenue table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Homebuilding
West	$389,309	$653,932	$1,277,012	$2,061,708
Mountain	138,439	168,193	418,300	519,107
East	72,368	137,050	205,523	444,765
Other Homebuilding	60,364	105,553	184,195	374,299

Total Homebuilding	660,480	1,064,728	2,085,030	3,399,879
Financial Services and Other	14,652	23,843	47,836	74,158
Corporate	16,048	60	30,510	675
Inter-company adjustments	(4,519)	(7,708)	(14,883)	(16,383)

Consolidated	$686,661	$1,080,923	$2,148,493	$3,458,329

(Loss) Income Before Income Taxes
Homebuilding
West	$(197,917)	$53,762	$(462,547)	$274,642
Mountain	(925)	9,320	3,218	25,183
East	(15,998)	23,911	(27,168)	85,691
Other Homebuilding	(43,158)	(4,660)	(81,776)	237

Total Homebuilding	(257,998)	82,333	(568,273)	385,753
Financial Services and Other	5,018	12,989	16,776	35,161
Corporate	1,666	(18,901)	(14,526)	(69,778)

Consolidated	$(251,314)	$76,421	$(566,023)	$351,136

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment.

	September 30, 2007	December 31, 2006
Homebuilding
West	$1,157,760	$1,869,442
Mountain	535,568	535,554
East	308,070	333,902
Other Homebuilding	168,990	266,326

Total Homebuilding	2,170,388	3,005,224
Financial Services and Other	142,456	284,791
Corporate	1,091,566	657,917
Inter-company adjustments	(43,157)	(38,057)

Consolidated	$3,361,253	$3,909,875

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Homebuilding
West	$6,968	$7,128	$20,459	$22,888
Mountain	1,242	1,236	3,317	3,963
East	656	644	1,835	2,362
Other Homebuilding	1,742	2,532	4,044	7,773

Total Homebuilding	10,608	11,540	29,655	36,986
Financial Services and Other	160	79	280	254
Corporate	1,009	1,409	4,059	4,297

Consolidated	$11,777	$13,028	$33,994	$41,537

10.	Other Comprehensive (Loss) Income

Total other comprehensive (loss) income primarily includes net (loss) income plus minimum pension liability adjustments, which has been reflected as a component of stockholders’ equity and has not affected consolidated net (loss) income. The Company’s other comprehensive loss was $155.4 million and $355.8 million for the three and nine months ended September 30, 2007, respectively, and other comprehensive income was $48.7 million and $220.6 million for the three and nine months ended September 30, 2006, respectively.

11.	Commitments and Contingencies

The Company often is required to obtain performance bonds and letters of credit in support of its obligations primarily with respect to subdivision improvement, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2007, the Company had issued and outstanding performance bonds and letters of credit totaling $316.0 million and $55.3 million, respectively, including $18.2 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such performance bonds or letters of credit issued by third parties are called, MDC’s indemnity obligations could require it to reimburse the issuer of the performance bond or letter of credit.

12.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Company’s Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2007, the Company did not have any borrowings under the Homebuilding Line and had $34.0 million in letters of credit issued as of such date, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2007, $42.0 million was borrowed and an additional $14.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General.  The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these bank line and indenture covenant requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II of this Quarterly Report on Form 10-Q.

The Company’s debt obligations at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007	December 31, 2006
7% Senior Notes due 2012	$149,077	$148,963
5 1/2% Senior Notes due 2013	349,426	349,361
5 3/8% Medium Term Senior Notes due 2014	248,766	248,663
5 3/8% Medium Term Senior Notes due 2015	249,717	249,695

Total Senior Notes	996,986	996,682
Homebuilding Line	-	-

Total Corporate and Homebuilding Debt	996,986	996,682
Mortgage Line	41,957	130,467

Total Debt	$1,038,943	$1,127,149

13.	Related Party Liabilities

Effective March 1, 2006, the Company entered into a consulting agreement (the “Agreement”) with a firm owned by Mr. Gilbert Goldstein (a member of the Company’s Board of Directors). Pursuant to the terms of the Agreement, the Company has agreed that, among other things, in the event that Mr. Goldstein retires from the practice of law, becomes disabled, dies or the Agreement with the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Company is not renewed or extended during the term of the Agreement, the Company will pay Mr. Goldstein’s firm or his estate, in lieu of any other payments, other benefits or services to be provided by the Company, $15,000 per month for five years or the duration of Mr. Goldstein’s life, whichever is longer. At September 30, 2007, the Company had a related party liability of $0.7 million associated with the foregoing obligation.

In December 2006, the Company committed to contributing $1.7 million to the MDC/Richmond American Homes Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999 (the “Foundation”). In January 2007, the Company contributed to the Foundation 29,798 shares of MDC common stock in fulfillment of its December 2006 commitment.

14.	Income Taxes

The Company’s overall effective income tax rates were 38.2% and 37.1% for the three and nine months ended September 30, 2007, respectively, and were 36.3% and 37.2% for the three and nine months ended September 30, 2006, respectively. These changes in the effective tax rates during the 2007 periods, compared with the same periods during 2006, resulted from the impact of reductions in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and increases in estimated permanent differences primarily related to accruals for non-deductible excess compensation under I.R.C. Sec. 162(m), “Certain Excessive Employee Remuneration.”

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	September 30, 2007	December 31, 2006
Deferred tax assets
Warranty, litigation and other reserves	$57,438	$52,752
Asset impairment	227,137	41,876
Accrued liabilities	9,021	8,298
Deferred revenue	359	8,797
Inventory, additional costs capitalized for tax purposes	10,596	12,356
Stock-based compensation expense	8,382	5,620
Property, equipment and other assets, net	284	730

Total gross deferred tax assets	313,217	130,429

Deferred tax liabilities
Deferred revenue	3,551	1,532
Inventory, additional costs capitalized for financial statement purposes	585	596
Other, net	2,139	3,421

Total gross deferred tax liabilities	6,275	5,549

Net deferred tax asset	$306,942	$124,880

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

Balances at January 1, 2007	$18,739
Tax positions related to the current year	717
Lapse of applicable statute of limitations	(147)

Balances at September 30, 2007	$19,309

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $12.9 million and $13.2 million at January 1, 2007 and September 30, 2007, respectively.

The Company recognizes interest and penalties associated with unrecognized tax benefits in income tax expense in the Unaudited Consolidated Statements of Operations, and the corresponding liability in income taxes payable or income taxes receivable, net on the Unaudited Consolidated Balance Sheets. The expense for interest and penalties reflected in the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2007 was approximately $0.6 million and $1.7 million, respectively (interest net of related tax benefits). The corresponding liabilities on the Unaudited Consolidated Balance Sheets were $2.6 million and $4.3 million at January 1, 2007 and September 30, 2007, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of certain state income tax audits. An estimate of the range of the reasonably possible change cannot be made.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2006. The Company recently received notification from the Internal Revenue Service of its intent to audit the Company for the 2004 and 2005 tax years. Additionally, the Company is subject to various state income tax examinations for the 1996 through 2006 calendar tax years. The Company currently is under state income tax examination in the states of California, Virginia and Arizona.

15.	Subsequent Event

On October 24, 2007, the Company entered into an amendment (the “Amendment”) to its Homebuilding Line, effectively resetting the consolidated tangible net worth (as defined) base amount of the consolidated tangible net worth test, as defined. Pursuant to the Amendment, the Company’s “consolidated tangible net worth” under the Homebuilding Line “consolidated tangible net worth test” must not be less than (1) $1.405 billion; plus (2) 50% of consolidated net income, as defined, of the Company and the guarantor subsidiaries earned after September 30, 2007; plus (3) 50% of the net

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2007 to repurchase its common stock and (B) $300 million.

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

The Supplemental Condensed Combining Statement of Operations for the three and nine months ended September 30, 2006 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for the three and nine months ended September 30, 2006 have been adjusted to eliminate this inter-company cost of capital charge in order to conform the presentation to the Company’s segment reporting included in Note 9 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$707,618	$4,185	$17,676	$-	$729,479
Restricted cash	-	1,633	-	-	1,633
Home sales and other receivables	3,169	58,518	48,361	(43,157)	66,891
Mortgage loans held in inventory, net	-	-	72,863	-	72,863
Income taxes receivable, net	22,748	-	-	-	22,748
Inventories
Housing completed or under construction	-	1,267,476	2	-	1,267,478
Land and land under development	-	754,728	-	-	754,728
Investment in and advances to parent and subsidiaries	189,782	112,198	393	(302,373)	-
Other assets, net	357,742	84,138	3,553	-	445,433

Total Assets	$1,281,059	$2,282,876	$142,848	$(345,530)	$3,361,253

LIABILITIES
Accounts payable and related party liabilities	$45,234	$147,896	$765	$(43,157)	$150,738
Accrued liabilities	91,744	222,667	54,757	-	369,168
Advances and notes payable to parent and subsidiaries	(1,921,005)	1,924,182	(3,177)	-	-
Income taxes payable	265,696	(268,210)	2,514	-	-
Homebuilding Line	-	-	-	-	-
Mortgage Line	-	-	41,957	-	41,957
Senior notes, net	996,986	-	-	-	996,986

Total Liabilities	(521,345)	2,026,535	96,816	(43,157)	1,558,849

STOCKHOLDERS’ EQUITY	1,802,404	256,341	46,032	(302,373)	1,802,404

Total Liabilities and Stockholders’ Equity	$1,281,059	$2,282,876	$142,848	$(345,530)	$3,361,253

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$655,531	$112	$(4,519)	$651,124
Land sales and other revenue	16,049	4,837	14,651	-	35,537
Equity in earnings of subsidiaries	(142,124)	-	-	142,124	-

Total Revenue	(126,075)	660,368	14,763	137,605	686,661

COSTS AND EXPENSES
Home cost of sales	-	563,857	64	(4,519)	559,402
Asset impairments	-	248,950	-	-	248,950
Marketing and commission expenses	-	52,589	5	-	52,594
General and administrative expenses	14,285	52,431	9,766	-	76,482
Other expenses	95	452	-	-	547

Total Costs and Expenses	14,380	918,279	9,835	(4,519)	937,975

(Loss) income before income taxes	(140,455)	(257,911)	4,928	142,124	(251,314)
(Provision for) benefit from income taxes	(14,923)	112,627	(1,768)	-	95,936

NET (LOSS) INCOME	$(155,378)	$(145,284)	$3,160	$142,124	$(155,378)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,058,408	$-	$(7,708)	$1,050,700
Land sales and other revenue	49	6,102	24,072	-	30,223
Equity in earnings of subsidiaries	78,938	-	-	(78,938)	-

Total Revenue	78,987	1,064,510	24,072	(86,646)	1,080,923

COSTS AND EXPENSES
Home cost of sales	-	821,513	19	(7,708)	813,824
Asset impairments	-	19,915	-	-	19,915
Marketing and commission expenses	373	67,313	-	-	67,686
General and administrative expenses	18,945	69,316	11,518	-	99,779
Other expenses	88	3,210	-	-	3,298

Total Costs and Expenses	19,406	981,267	11,537	(7,708)	1,004,502

Income before income taxes	59,581	83,243	12,535	(78,938)	76,421
Provision for income taxes	(10,875)	(12,180)	(4,660)	-	(27,715)

NET INCOME	$48,706	$71,063	$7,875	$(78,938)	$48,706

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$2,062,250	$3,370	$(14,883)	$2,050,737
Land sales and other revenue	30,510	19,126	48,120	-	97,756
Equity in earnings of subsidiaries	(288,991)	-	-	288,991	-

Total Revenue	(258,481)	2,081,376	51,490	274,108	2,148,493

COSTS AND EXPENSES
Home cost of sales	-	1,760,740	3,308	(14,883)	1,749,165
Asset impairments	-	551,422	-	-	551,422
Marketing and commission expenses	-	158,316	358	-	158,674
General and administrative expenses	44,749	170,782	31,698	-	247,229
Other expenses	286	7,515	225	-	8,026

Total Costs and Expenses	45,035	2,648,775	35,589	(14,883)	2,714,516

(Loss) income before income taxes	(303,516)	(567,399)	15,901	288,991	(566,023)
(Provision for) benefit from income taxes	(52,332)	268,210	(5,703)	-	210,175

NET (LOSS) INCOME	$(355,848)	$(299,189)	$10,198	$288,991	$(355,848)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$3,372,799	$-	$(16,383)	$3,356,416
Land sales and other revenue	642	26,590	74,681	-	101,913
Equity in earnings of subsidiaries	309,319	-	-	(309,319)	-

Total Revenue	309,961	3,399,389	74,681	(325,702)	3,458,329

COSTS AND EXPENSES
Home cost of sales	-	2,556,701	63	(16,383)	2,540,381
Asset impairments	-	20,775	-	-	20,775
Marketing and commission expenses	480	198,046	-	-	198,526
General and administrative expenses	67,733	219,821	39,041	-	326,595
Other expenses	2,792	18,124	-	-	20,916

Total Costs and Expenses	71,005	3,013,467	39,104	(16,383)	3,107,193

Income before income taxes	238,956	385,922	35,577	(309,319)	351,136
Provision for income taxes	(18,338)	(98,827)	(13,353)	-	(130,518)

NET INCOME	$220,618	$287,095	$22,224	$(309,319)	$220,618

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$244,999	$(1,011)	$91,580	$-	$335,568

Net cash used in investing activities	(4,899)	(1,204)	(2,259)	-	(8,362)

Financing activities
Lines of credits
Advances	160,448	-	408,539	-	568,987
Principal payments	(160,448)	-	(497,049)	-	(657,497)
Excess tax benefit from stock- based compensation	6,349	-	-	-	6,349
Dividend payments	(34,311)	-	-	-	(34,311)
Proceeds from exercise of stock options	10,798	-	-	-	10,798

Net cash used in financing activities	(17,164)	-	(88,510)	-	(105,674)

Net increase (decrease) in cash and cash equivalents	222,936	(2,215)	811	-	221,532
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$707,618	$4,185	$17,676	$-	$729,479

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$83,595	$(129,829)	$6,011	$(1,120)	$(41,343)

Net cash used in investing activities	(1,949)	(5,249)	(26)	-	(7,224)

Financing activities
Net (decrease) increase in borrowings from parent and subsidiaries	(136,299)	136,501	(202)	-	-
Lines of credits
Advances	450,900	-	-	-	450,900
Principal payments	(450,900)	-	(4,163)	-	(455,063)
Excess tax benefit from stock- based compensation	1,569	-	-	-	1,569
Dividend payments	(34,823)	-	-	1,120	(33,703)
Proceeds from exercise of stock options	3,177	-	-	-	3,177

Net cash (used in) provided by financing activities	(166,376)	136,501	(4,365)	1,120	(33,120)

Net (decrease) increase in cash and cash equivalents	(84,730)	1,423	1,620	-	(81,687)
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	-	214,531

End of period	$111,302	$6,950	$14,592	$-	$132,844

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. Our homebuilding segments consist of subsidiary companies that build and sell homes under the name “Richmond American Homes.” The Company’s homebuilding reportable segments are as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida, Illinois, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, and Texas, although we recently completed our exit of the Texas market).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation. StarAmerican, a wholly owned subsidiary of MDC formed in 2003, has agreed to re-insure all claims pursuant to two policies issued to the Company by a third party. Pursuant to agreements beginning in June 2004, StarAmerican has agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

EXECUTIVE SUMMARY

During the 2007 third quarter, the homebuilding business experienced a dramatic decline in consumer demand for new homes. We have responded to these market conditions in a number of ways, as further discussed below. However, we are not immune from the uncertainties in the wider credit and capital markets, which we believe will play a major role in the timing, strength and sustainability of any housing correction. Additionally, while certain governmental organizations and other mortgage industry participants have taken steps recently to ease the downturn in the credit and capital markets, we cannot provide any assurance as to the impact their efforts will have on our Company or the homebuilding industry as a whole. See “Forward-Looking Statements” below.

Each of our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries, which included,

among other things, on-going homebuyer concerns about declines in the market value of homes, lower availability of credit for homebuyers resulting from tightened mortgage loan underwriting criteria, and an overall reduction in liquidity in the mortgage industry. We believe these and other factors contributed to, among other things: (1) significant increases in competition for new home orders driven by builders significantly reducing pricing in an attempt to reduce their inventory levels; (2) continued high levels of incentives and, in many cases, increased incentives required to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of foreclosures, which contributed to the excess supply of homes available to be purchased; (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to increased difficulty of homebuyers to qualify for mortgage loans.

For MDC, these conditions resulted in fewer closed homes, decreased new home orders, reduced year-over-year Backlog and lower Home Gross Margins (as defined below) in 2007, as well as asset impairments of $249.0 million and $551.4 million for the third quarter and first nine months of 2007, respectively. As a consequence, we recognized net losses of $155.4 million and $355.8 million during the three and nine months ended September 30, 2007, respectively, compared with net income of $48.7 million and $220.6 million for the same periods in 2006. Due to homebuyer uncertainty with respect to the volatility in the homebuilding and mortgage lending industries, we cannot determine the potential for net losses in future reporting periods. See “Forward-Looking Statements” below.

Recognizing the challenges presented by the current homebuilding and mortgage lending environments, our management continued to focus on: (1) consolidating divisions in an attempt to reduce our general and administrative expenses, primarily through personnel reductions; (2) reducing our portfolio of lots controlled to accommodate the current pace of new home orders in our markets; (3) limiting cash outflows, including tighter controls over land development and home construction costs, speculative inventory levels and new home starts; (4) lowering risks associated with the origination and subsequent sales of mortgage loan products; (5) implementing initiatives to generate traffic, new home orders and maintain home orders in Backlog until they close, including focused sales and marketing programs and increased home sales incentives; (6) providing flexibility to new and existing homebuyers by offering mortgage loan products for which they are able to qualify, such as government loans, that continue to conform to HomeAmerican’s tightened mortgage underwriting criteria; and (7) expanding the scope of our national customer experience initiative, which is intended to improve the home buying and home ownership experience.

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

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine months ended September 30, 2007 with the three and nine months ended September 30, 2006.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$(197,917)	$53,762	$(251,679)	-468%
Mountain	(925)	9,320	(10,245)	-110%
East	(15,998)	23,911	(39,909)	-167%
Other Homebuilding	(43,158)	(4,660)	(38,498)	N/A

Total Homebuilding	(257,998)	82,333	(340,331)	-413%

Financial Services and Other	5,018	12,989	(7,971)	-61%
Corporate	1,666	(18,901)	20,567	-109%

Consolidated	$(251,314)	$76,421	$(327,735)	-429%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$(462,547)	$274,642	$(737,189)	-268%
Mountain	3,218	25,183	(21,965)	-87%
East	(27,168)	85,691	(112,859)	-132%
Other Homebuilding	(81,776)	237	(82,013)	N/A

Total Homebuilding	(568,273)	385,753	(954,026)	-247%

Financial Services and Other	16,776	35,161	(18,385)	-52%
Corporate	(14,526)	(69,778)	55,252	-79%

Consolidated	$(566,023)	$351,136	$(917,159)	-261%

We recognized a loss before income taxes in our homebuilding segments during the three and nine months ended September 30, 2007, primarily resulting from: (1) asset impairments of $249.0 million and $551.4 million, respectively; (2) significant decreases in Home Gross Margins in most of our homebuilding segments; and (3) closing fewer homes in each of our homebuilding segments during the 2007 third quarter and first nine months. Partially offsetting these items were decreases in general and administrative, commission and marketing expenses of $16.8 million, $12.5 million and $2.6 million, respectively, during the 2007 third quarter and $48.4 million, $35.1 million and $4.8 million, respectively, during the nine months ended September 30, 2007.

In our West segment, the loss before income taxes during the three and nine months ended September 30, 2007 primarily was due to: (1) asset impairments of $190.5 million and $445.1 million, respectively; (2) significant decreases in Home Gross Margins; and (3) closing 548 and 1,842 fewer homes, respectively. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $22.5 million and $42.9 million during the three and nine months ended September 30, 2007, respectively.

In our Mountain segment, the loss before income taxes during the 2007 third quarter primarily resulted from asset impairments of $6.9 million and closing 159 fewer homes. Mountain segment income before income taxes for the nine months ended September 30, 2007 decreased primarily due to asset impairments of $16.7 million and closing 583 fewer homes, partially offset by a $2.5 million decrease in commission expense.

In our East segment, we recognized losses before income taxes during the 2007 third quarter and first nine months, primarily due to: (1) asset impairments of $16.2 million and $24.7 million, respectively; (2) significant decreases in Home Gross Margins; and (3) closing 111 and 391 fewer homes, respectively. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $5.7 million and $23.2 million for the three and nine months ended September 30, 2007, respectively.

We recognized losses before income taxes during the 2007 third quarter and first nine months in our Other Homebuilding segment, primarily resulting from: (1) asset impairments of $35.3 million and $64.9 million, respectively; (2) closing 174 and 718 fewer homes, respectively; and (3) significant decreases in Home Gross Margins. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $3.0 million and $19.9 million for the three and nine months ended September 30, 2007, respectively.

Income before income taxes in our Financial Services and Other segment decreased during the 2007 third quarter and first nine months due to lower gains on sales of mortgage loans. These declines partially were offset by decreases of $1.9 million and $8.0 million in general and administrative expenses during the three and nine months ended September 30, 2007, respectively. Our Corporate segment generated income before income taxes during the 2007 third quarter, and decreased the loss before income taxes during the nine months ended September 30, 2007, primarily as a result of: (1) increases in interest income, net; (2) an $8.0 million gain recognized on the sale of an aircraft; and (3) decreases of $4.7 million and $23.0 million in general and administrative expense, respectively.

Total Revenue.  The table below summarizes total revenue by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$389,309	$653,932	$(264,623)	-40%
Mountain	138,439	168,193	(29,754)	-18%
East	72,368	137,050	(64,682)	-47%
Other Homebuilding	60,364	105,553	(45,189)	-43%

Total Homebuilding	660,480	1,064,728	(404,248)	-38%

Financial Services and Other	14,652	23,843	(9,191)	-39%
Corporate	16,048	60	15,988	N/A
Inter-company adjustments	(4,519)	(7,708)	3,189	-41%

Consolidated	$686,661	$1,080,923	$(394,262)	-36%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding
West	$1,277,012	$2,061,708	$(784,696)	-38%
Mountain	418,300	519,107	(100,807)	-19%
East	205,523	444,765	(239,242)	-54%
Other Homebuilding	184,195	374,299	(190,104)	-51%

Total Homebuilding	2,085,030	3,399,879	(1,314,849)	-39%

Financial Services and Other	47,836	74,158	(26,322)	-35%
Corporate	30,510	675	29,835	N/A
Inter-company adjustments	(14,883)	(16,383)	1,500	-9%

Consolidated	$2,148,493	$3,458,329	$(1,309,836)	-38%

The decreases in total revenue for our homebuilding segments during the three and nine months ended September 30, 2007 resulted from significant declines in home sales revenue primarily due to: (1) closing fewer homes in each of our homebuilding segments, most notably in our West segment; and (2) decreases in the average selling prices of homes closed in most of our markets. Total revenue for our Financial Services and Other segment decreased due to lower gains on sales of mortgage loans, which were driven by: (1) originating significantly fewer mortgage loans resulting from the declines in our home closing levels; (2) lower Capture Rates (as defined below) during the 2007 periods; and (3) a shift to a less profitable, but risk-mitigating, strategy of selling a majority of mortgage loan products faster after origination. Total revenue in our Corporate segment improved during the 2007 third quarter and first nine months due to an increase in interest income generated from significantly higher cash balances throughout the first three quarters of 2007, as well as the recognized gain on sale of an aircraft.

Inter-company adjustments relate to mortgage loan origination fees paid at the time of a home closing by our homebuilding subsidiaries to HomeAmerican on behalf of our homebuyers.

Home Sales Revenue.  The table below summarizes home sales revenue by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
West	$385,139	$652,043	$(266,904)	-41%
Mountain	138,051	167,422	(29,371)	-18%
East	72,209	135,629	(63,420)	-47%
Other Homebuilding	60,244	103,314	(43,070)	-42%

Total Homebuilding	655,643	1,058,408	(402,765)	-38%

Inter-company adjustments	(4,519)	(7,708)	3,189	-41%

Consolidated	$651,124	$1,050,700	$(399,576)	-38%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
West	$1,269,329	$2,057,359	$(788,030)	-38%
Mountain	408,943	517,301	(108,358)	-21%
East	204,117	441,480	(237,363)	-54%
Other Homebuilding	183,231	356,659	(173,428)	-49%

Total Homebuilding	2,065,620	3,372,799	(1,307,179)	-39%

Inter-company adjustments	(14,883)	(16,383)	1,500	-9%

Consolidated	$2,050,737	$3,356,416	$(1,305,679)	-39%

In our West segment, decreases in home sales revenue for the three and nine months ended September 30, 2007 primarily resulted from closing 548 and 1,842 fewer homes, respectively, as well as decreases in the average selling prices for homes closed in each market within this segment for both 2007 periods. Home sales revenue in our Mountain segment decreased during the 2007 third quarter and first nine months due to closing 159 and 583 fewer homes, respectively. These items partially were offset by increases in the average selling prices for homes closed in this segment during the 2007 third quarter and first nine months.

The decline in home sales revenue for the three months ended September 30, 2007 in our East segment primarily was due to decreases in the average selling prices of closed homes in Maryland and the impact of closing 111 fewer homes. Home sales revenue for the first nine months of 2007 decreased due to closing 391 fewer homes and a decrease in the average selling prices of homes closed in each market within this segment. Home sales revenue in our Other Homebuilding segment decreased in the third quarter of 2007 and first nine months primarily due to closing 174 and 718 fewer homes, respectively, and decreases in the average selling prices for homes closed in our Florida market. These items partially were offset by increases in the average selling prices of homes closed in our Delaware Valley and Illinois markets.

Land Sales.  Land sales revenue was $2.7 million and $12.2 million during the three and nine months ended September 30, 2007, respectively, and primarily related to the sale of land in Utah, California and Arizona that no longer met our strategic objectives in those markets. Land sales revenue was $3.3 million and $18.8 million during the three and nine months ended September 30, 2006, respectively, and primarily related to the sale of land in Texas in connection with our exit of that market.

Other Revenue.  The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$6,855	$12,950	$(6,095)	-47%
Broker origination fees	1,561	2,255	(694)	-31%
Insurance revenue	4,153	6,534	(2,381)	-36%
Interest income, net	9,433	2,372	7,061	298%
Title and other revenue	10,835	2,776	8,059	290%

Total other revenue	$32,837	$26,887	$5,950	22%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$22,536	$41,416	$(18,880)	-46%
Broker origination fees	4,996	6,678	(1,682)	-25%
Insurance revenue	13,839	17,613	(3,774)	-21%
Interest income, net	26,938	5,225	21,713	416%
Title and other revenue	17,296	12,169	5,127	42%

Total other revenue	$85,605	$83,101	$2,504	3%

Other revenue improved for the three and nine months ended September 30, 2007 primarily as a result of increases in interest income, net and title and other revenue. Interest income, net increased due to our cash balances being significantly higher during the 2007 periods, resulting from our on-going efforts to limit our inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents consisted of funds in highly liquid, cash equivalents with an original maturity of 90 days or less, primarily commercial paper, money market funds and time deposits. Title and other revenue increased during both 2007 periods primarily due to the sale of an aircraft, which resulted in an $8.0 million gain. These increases to other revenue partially were offset by lower gains on sales of mortgage loans, due in part to originating fewer mortgage loans, declines in our 2007 Capture Rates and a shift to a less profitable, but risk-mitigating, strategy of selling mortgage loan products faster after origination.

Home Cost of Sales.  Home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty and excludes commissions, amortization of deferred marketing costs and asset impairments) was $559.4 million and $1.7 billion for the three and nine months ended September 30, 2007, respectively, compared with $813.8 million and $2.5 billion during the same periods in 2006, respectively. The decrease during the 2007 third quarter primarily resulted from closing 992 fewer homes. The decrease during the nine months ended September 30, 2007 primarily resulted from closing 3,534 fewer homes, partially offset by the impact of closing more homes with higher land costs per closed home (more of the lots on which we closed homes during the first nine months of 2007 were purchased in the higher-priced 2005 and 2006 periods), and closing larger homes that included more options and upgrades as incentives for our homebuyers.

Asset Impairments.  The following table sets forth by homebuilding segment the 2007 third quarter asset impairment, September 30, 2007 carrying values of impaired assets, and number of impaired lots and subdivisions (dollars in thousands).

	Three Months Ended September 30, 2007
	Land and Land Under Development Impairments	Housing Completed or Under Construction Impairments	Total Asset Impairments	Post- Impairment Balances of Impaired Assets	Number of Lots	Number of Subdivisions
West	$149,517	$40,973	$190,490	$623,129	5,285	80
Mountain	5,055	1,875	6,930	38,677	345	12
East	10,658	5,579	16,237	75,162	278	15
Other Homebuilding	27,131	8,162	35,293	136,070	1,166	25

Total	$192,361	$56,589	$248,950	$873,038	7,074	132

Consistent with our homebuilding inventory valuation policy, we evaluated facts and circumstances existing at quarter-end to determine whether the carrying values of our homebuilding inventories were recoverable on a subdivision-by-subdivision basis. Based upon the evaluation performed, we determined that the carrying values of certain inventory assets at September 30, 2007 in each of our homebuilding segments, particularly in our California, Nevada and Arizona markets, were not recoverable. Accordingly, during the three and nine months ended September 30, 2007, we recorded impairments of our housing completed or under construction in the amounts of $56.6 million and $121.1 million, respectively, and impairments of our land and land under development in the amounts of $192.4 million and $430.3 million, respectively. These impairments, which primarily relate to assets contracted for in 2004 and 2005, were due to decreases in home sales prices and/or increases in incentives offered in an effort to: (1) remain competitive with home sales prices offered by our competitors; (2) stimulate new home orders; and (3) maintain homes in Backlog until they close. As market conditions for the homebuilding industry can fluctuate significantly period-to-period and are impacted by uncertainty in the mortgage lending industry, we will continue to assess facts and circumstances existing at future period-ends to determine whether the carrying values of our homebuilding inventories are recoverable. We cannot provide any assurance as to the potential for future asset impairments. See “Forward-Looking Statements” below.

Marketing Expenses.  Marketing expenses (which include advertising, amortization of deferred marketing costs, model home expenses and other selling costs) were $28.7 million and $31.3 million for the three months ended September 30, 2007 and 2006, respectively, and $87.1 million and $91.9 million for nine months ended September 30, 2007 and 2006, respectively. The decline during the 2007 third quarter primarily resulted from lower advertising costs as we modified our marketing approach by shifting to lower cost advertising methods. The decrease during the first nine months of 2007 primarily related to lower amortization of deferred marketing costs resulting from closing fewer homes, and reduced salaries from a reduction in headcount.

Commission Expenses.  Commission expenses (which include direct incremental commissions paid for homes closed) were $23.9 million and $36.4 million for the three months ended September 30, 2007 and 2006, respectively, and $71.5 million and $106.6 million for the nine months ended September 30, 2007 and 2006, respectively. The decreases during the three and nine months ended September 30, 2007 primarily were attributable to closing 992 and 3,534 fewer homes, respectively.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding	$52,561	$69,317	$(16,756)	-24%
Financial Services and Other	9,635	11,516	(1,881)	-16%
Corporate	14,286	18,946	(4,660)	-25%

Total general and administrative expenses	$76,482	$99,779	$(23,297)	-23%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
Homebuilding	$171,419	$219,820	$(48,401)	-22%
Financial Services and Other	31,060	39,041	(7,981)	-20%
Corporate	44,750	67,734	(22,984)	-34%

Total general and administrative expenses	$247,229	$326,595	$(79,366)	-24%

General and administrative expenses for each of our homebuilding segments decreased during the three and nine months ended September 30, 2007, primarily due to lower compensation and other employee benefit-related costs. These reduced expenses resulted from various initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets, including consolidating a number of our homebuilding divisions and reducing employee headcount. Through these efforts, we have reduced our homebuilding divisions to 17 as of September 30, 2007 from 27 and 23 at December 31, 2005 and 2006, respectively, allowing us to consolidate office space in many of our markets. Additionally, our employee headcount has decreased to approximately 2,500 at September 30, 2007, from a peak of approximately 4,200 at December 31, 2005 and approximately 3,200 at December 31, 2006. Lower general and administrative expenses in our homebuilding segments in the 2007 periods also reflect declines in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

In our Financial Services and Other segment, general and administrative expenses declined during the three and nine months ended September 30, 2007, primarily due to lower compensation-related costs. The decrease during the first nine months of 2007 partially was offset by increased costs associated with mortgage loans that were repurchased or subject to repurchase during 2007. In our Corporate segment, general and administrative expenses decreased during the three and nine months ended September 30, 2007, primarily resulting from lower compensation and other employee benefit-related costs.

Income Taxes.  Our overall effective income tax rates were 38.2% and 37.1% for the three and nine months ended September 30, 2007, respectively, and 36.3% and 37.2% for the three and nine months ended September 30, 2006. The changes in the effective tax rates during the 2007 periods, compared with the same periods during 2006, resulted from the impact of reductions in the benefits from I.R.C. Sec. 199, “Income Attributable to Domestic Production Activities,” and increases in estimated permanent differences primarily related to accruals for non-deductible excess compensation under I.R.C. Sec. 162(m), “Certain Excessive Employee Remuneration.”

Homebuilding Operating Activities

The table below sets forth information relating to Home Gross Margins and orders for homes.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Home Gross Margins	14.1%	22.5%	-8.4%		14.7%	24.3%	-9.6%
Orders For Homes, net (units)
Arizona	385	680	(295)	-43%	1,750	2,278	(528)	-23%
California	152	273	(121)	-44%	849	1,209	(360)	-30%
Nevada	239	436	(197)	-45%	984	1,734	(750)	-43%

West	776	1,389	(613)	-44%	3,583	5,221	(1,638)	-31%

Colorado	153	196	(43)	-22%	677	938	(261)	-28%
Utah	41	251	(210)	-84%	390	916	(526)	-57%

Mountain	194	447	(253)	-57%	1,067	1,854	(787)	-42%

Maryland	36	70	(34)	-49%	227	320	(93)	-29%
Virginia	81	76	5	7%	275	383	(108)	-28%

East	117	146	(29)	-20%	502	703	(201)	-29%

Delaware Valley	23	36	(13)	-36%	104	110	(6)	-5%
Florida	81	81	-	0%	377	530	(153)	-29%
Illinois	37	20	17	85%	109	82	27	33%
Texas	-	1	(1)	-100%	14	158	(144)	-91%

Other Homebuilding	141	138	3	2%	604	880	(276)	-31%

Total	1,228	2,120	(892)	-42%	5,756	8,658	(2,902)	-34%

Approximate Cancellation Rates	57%	49%	8%		44%	40%	4%
Estimated Value of Orders for Homes, net	$365,000	$678,000	$(313,000)	-46%	$1,920,000	$2,952,000	$(1,032,000)	-35%
Estimated Average Selling Price of Orders for Homes, net	$297.2	$319.8	$(22.6)	-7%	$333.6	$341.0	$(7.4)	-2%

Orders for Homes.  Most of our homebuilding segments experienced declines in net home orders during the 2007 third quarter and first nine months. This is consistent with the significant deterioration in demand for new homes reported for the markets in which we operate. Additionally, the continued high levels of competition during the three and nine months ended September 30, 2007 had a significant negative impact on our net home orders during such periods.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. Home Gross Margins during the three and nine months ended September 30, 2007 decreased significantly in each of our West, East and Other Homebuilding segments due to offering lower selling prices and/or higher sales incentives to generate new home orders and subsequent home closings, increases in speculative homes that were sold and closed and higher land and home construction costs incurred to build larger homes that we were unable to fully offset through increases in the average selling prices of those homes. The decreases in Home Gross Margins for these three segments partially were offset by slight increases in Home Gross Margins in our Mountain segment. These increases resulted from closing homes in select subdivisions in our Colorado market with higher Home Gross Margins due, in part, to strong demand for our homes in those locations, partially offset by a decrease in Home Gross Margins in Utah.

Home Gross Margins for the three months ended September 30, 2007 were impacted positively by recognizing $5.6 million in “Operating Profits” (home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) that had been deferred under Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), as of June 30, 2007, partially offset by a current deferral of $0.7 million in Operating Profits at September 30, 2007. Home Gross Margins for the first nine months of 2007 were impacted positively by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 as of December 31, 2006, partially offset by our September 30, 2007 deferral. Home Gross Margins for the three months ended September 30, 2006 were impacted positively by recognizing $30.7 million in Operating Profits that had been deferred under SFAS 66 as of June 30, 2006, partially offset by a deferral of $18.5 million in Operating Profits as of September 30, 2006. Additionally, during the three and nine months ended September 30, 2007, we closed homes on lots for which we previously had recorded $28.6 million and $56.6 million, respectively, of asset impairments.

Future Home Gross Margins may be impacted negatively by, among other things: (1) increased competition and continued high levels of cancellations, which would affect our ability to maintain home prices and lower levels of incentives; (2) continued decline in demand for new homes in our markets; (3) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (4) adverse weather; (5) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; (6) the impact of being unable to sell high loan-to-value mortgage loans on a timely basis, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (7) other general risk factors. See “Forward-Looking Statements” below.

Approximate Cancellation Rate.  We define our home order “Approximate Cancellation Rate” as the approximate number of total cancelled home order contracts during a specified period of time as a percent of total home orders received during such time period. Our Approximate Cancellation Rate increased during both the three and nine months ended September 30, 2007. These increases primarily resulted from: (1) certain mortgage loan products no longer being available; (2) homebuyers having difficulty in qualifying for available mortgage loan products; (3) home orders that were contingent on our homebuyers being able to sell their existing homes; and (4) a decline in homebuyer confidence in the market value of homes and the lack of stabilization in home sales prices.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Arizona	700	716	(16)	-2%	1,997	2,337	(340)	-15%
California	237	383	(146)	-38%	831	1,252	(421)	-34%
Nevada	310	696	(386)	-55%	1,028	2,109	(1,081)	-51%

West	1,247	1,795	(548)	-31%	3,856	5,698	(1,842)	-32%

Colorado	219	334	(115)	-34%	583	1,154	(571)	-49%
Utah	162	206	(44)	-21%	568	580	(12)	-2%

Mountain	381	540	(159)	-29%	1,151	1,734	(583)	-34%

Maryland	71	104	(33)	-32%	181	290	(109)	-38%
Virginia	72	150	(78)	-52%	216	498	(282)	-57%

East	143	254	(111)	-44%	397	788	(391)	-50%

Delaware Valley	35	50	(15)	-30%	116	122	(6)	-5%
Florida	115	195	(80)	-41%	381	702	(321)	-46%
Illinois	41	46	(5)	-11%	68	119	(51)	-43%
Texas	1	75	(74)	-99%	26	366	(340)	-93%

Other Homebuilding	192	366	(174)	-48%	591	1,309	(718)	-55%

Total	1,963	2,955	(992)	-34%	5,995	9,529	(3,534)	-37%

Our home closings were down during the three and nine months ended September 30, 2007 in each market of our homebuilding segments, primarily due to significantly lower Backlogs at the beginning of both 2007 periods, compared with the beginning of the corresponding 2006 periods. These declines in Backlog primarily resulted from decreases in new home orders during the second half of 2006 and first half of 2007, compared with the second half of 2005 and first half of 2006, partially as a result of homebuyer concerns about declines in the market value of homes and the lack of stabilization in home sales prices, and increases in our Approximate Cancellation Rates.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	September 30, 2007	December 31, 2006	September 30, 2006	December 31, 2005
Backlog (units)
Arizona	1,257	1,504	2,040	2,099
California	445	427	722	765
Nevada	271	315	648	1,023

West	1,973	2,246	3,410	3,887

Colorado	347	253	361	577
Utah	287	465	674	338

Mountain	634	718	1,035	915

Maryland	233	187	281	251
Virginia	195	136	266	381

East	428	323	547	632

Delaware Valley	107	119	169	181
Florida	193	197	427	599
Illinois	64	23	43	80
Texas	-	12	30	238

Other Homebuilding	364	351	669	1,098

Total	3,399	3,638	5,661	6,532

Backlog Estimated Sales Value	$1,210,000	$1,300,000	$2,100,000	$2,440,000

Estimated Average Selling Price of Homes in Backlog	$356.0	$357.3	$371.0	$373.5

We define “Backlog” as homes under contract but not yet delivered. At September 30, 2007 and 2006, we had 3,399 and 5,661 homes in Backlog, respectively. Because our change in Backlog during the first nine months of 2007 is equal to the total net home orders received during the nine months ended September 30, 2007 less homes closed during the same period, refer to the previous discussion on “Homes Closed” and “Orders for Homes” for an explanation of the change in the number of homes in Backlog. The Backlog estimated sales value decreased from $2.1 billion at September 30, 2006 to $1.2 billion at September 30, 2007, primarily due to the 40% decrease in the number of homes in Backlog and a 4% decrease in the estimated average selling price of homes in Backlog.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	September 30, 2007	December 31, 2006	September 30, 2006
Arizona	67	67	65
California	41	45	46
Nevada	41	41	37

West	149	153	148

Colorado	52	47	45
Utah	25	22	21

Mountain	77	69	66

Maryland	16	19	17
Virginia	21	19	19

East	37	38	36

Delaware Valley	4	8	7
Florida	23	30	29
Illinois	7	6	7
Texas	-	2	2

Other Homebuilding	34	46	45

Total	297	306	295

Average for quarter ended	303	299	296

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2007	2006	Amount	%	2007	2006	Amount	%
Arizona	$247.9	$311.8	$(63.9)	-20%	$254.4	$303.6	$(49.2)	-16%
California	492.4	520.7	(28.3)	-5%	524.7	542.8	(18.1)	-3%
Colorado	357.7	301.4	56.3	19%	345.5	302.2	43.3	14%
Delaware Valley	417.2	394.3	22.9	6%	452.7	396.5	56.2	14%
Florida	253.8	275.6	(21.8)	-8%	265.2	290.1	(24.9)	-9%
Illinois	396.1	365.6	30.5	8%	381.7	367.7	14.0	4%
Maryland	521.4	576.1	(54.7)	-9%	521.3	573.8	(52.5)	-9%
Nevada	294.2	317.8	(23.6)	-7%	301.5	320.6	(19.1)	-6%
Texas	110.0	164.0	(54.0)	-33%	129.6	167.1	(37.5)	-22%
Utah	363.3	321.5	41.8	13%	359.8	293.0	66.8	23%
Virginia	484.1	486.2	(2.1)	0%	491.4	555.2	(63.8)	-11%
Company average	$331.7	$355.6	$(23.9)	-7%	$342.1	$352.2	$(10.1)	-3%

The average selling prices of homes closed for the Company decreased during the three and nine months ended September 30, 2007. Declines were most notable in Arizona, Maryland, California, Nevada, Florida and, for the nine-month period, Virginia. These decreases resulted in part from increased levels of incentives and reductions in sales prices required to close homes in response to lower demand for new homes in these markets. Additionally, during the three and nine months ended September 30, 2007, we experienced increases in the number of home order cancellations, which resulted in these homes being resold and closed as speculative homes, generally with lower prices or higher incentives. We experienced increases in average selling prices in our Delaware Valley, Colorado, Illinois and Utah markets during the third quarter and first nine months of 2007, primarily related to changes in the style and size of our single-family detached homes that were closed during these periods. Also contributing to the higher average selling prices of homes closed in Utah was our ability to raise home sales prices due to the higher demand for new homes in the second half of 2006, compared with the same period during 2005.

Land Inventory.  The table below shows the carrying value of land and land under development, for each market within our homebuilding segments (in thousands).

	September 30, 2007	December 31, 2006	September 30, 2006
Arizona	$141,745	$284,407	$303,493
California	89,092	391,170	438,128
Nevada	136,343	305,089	331,828

West	367,180	980,666	1,073,449

Colorado	165,144	191,456	176,618
Utah	77,850	90,607	89,703

Mountain	242,994	282,063	266,321

Maryland	36,780	76,981	69,529
Virginia	67,520	108,646	115,601

East	104,300	185,627	185,130

Delaware Valley	9,516	29,345	30,882
Florida	21,400	74,149	81,150
Illinois	9,338	23,105	23,883
Texas	-	203	1,219

Other Homebuilding	40,254	126,802	137,134

Total	$754,728	$1,575,158	$1,662,034

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	September 30, 2007	December 31, 2006	September 30, 2006
Lots Owned
Arizona	3,962	6,368	6,958
California	1,867	2,802	3,051
Nevada	1,879	2,747	3,096

West	7,708	11,917	13,105

Colorado	2,904	3,479	3,325
Utah	900	1,185	1,132

Mountain	3,804	4,664	4,457

Maryland	307	528	505
Virginia	417	643	674

East	724	1,171	1,179

Delaware Valley	141	265	283
Florida	849	1,093	1,220
Illinois	201	287	300
Texas	-	13	69

Other Homebuilding	1,191	1,658	1,872

Total	13,427	19,410	20,613

Lots Controlled Under Option
Arizona	388	744	1,283
California	157	387	1,053
Nevada	4	250	627

West	549	1,381	2,963

Colorado	258	801	1,304
Utah	-	91	272

Mountain	258	892	1,576

Maryland	605	960	1,034
Virginia	1,769	2,381	2,459

East	2,374	3,341	3,493

Delaware Valley	315	683	874
Florida	497	1,800	1,999
Illinois	-	-	47
Texas	-	-	-

Other Homebuilding	812	2,483	2,920

Total	3,993	8,097	10,952

Total Lots Owned and Controlled (excluding homes completed or under construction)	17,420	27,507	31,565

During the 2007 third quarter and first nine months, in view of the current pace of new home orders in our markets, we remained focused on managing the total number of lots owned and controlled under option. Accordingly, the total number of lots owned (excluding homes completed or under construction) at September 30, 2007 declined 35% and 31% from September 30, 2006 and December 31, 2006, respectively, including decreases in each of our homebuilding segments. In addition, partly as a result of our efforts to control land acquisitions through modifications to lot takedown prices and extensions of time for specified lot takedowns, we have reduced our land and land under development by $820.4 million since December 31, 2006, which includes the impact of $430.3 million of impairments recognized during the first nine months of 2007. Also during the 2007 third quarter, we implemented additional operating procedures intended to more closely control cash outflows associated with land development and home construction costs. Finally, in an effort to mitigate our exposure to increases in speculative home levels generated through home order cancellations, we tightened significantly our process for approving all new home starts.

Our total lots controlled under option at September 30, 2007 decreased by 64% and 51% from September 30, 2006 and December 31, 2006, respectively. These decreases include declines within each of our homebuilding segments and primarily related to the termination of lot option contracts with terms that no longer met our underwriting criteria and limiting the purchase of lots under option. As a result, we incurred approximately $5.1 million and $15.6 million in write-offs of lot option deposits and pre-acquisition costs during the three and nine months ended September 30, 2007, respectively, compared with $7.3 million and $23.0 million during the same periods in 2006.

In addition to the non-refundable option deposits noted in the table below (in thousands), we had $4.0 million and $5.6 million in capitalized pre-acquisition costs at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007	December 31, 2006	September 30, 2006
Non-refundable Option Deposits
Cash	$8,093	$20,228	$34,034
Letters of Credit	8,287	14,224	16,069

Total Non-refundable Option Deposits	$16,380	$34,452	$50,103

The table below shows the number of homes completed or under construction (in units).

	September 30, 2007	December 31, 2006	September 30, 2006
Unsold Homes Under Construction - Final	493	476	468
Unsold Homes Under Construction - Frame	862	573	780
Unsold Homes Under Construction - Foundation	196	400	244

Total Unsold Homes Under Construction	1,551	1,449	1,492
Sold Homes Under Construction	2,791	2,430	4,340
Model Homes	758	757	762

Homes Completed or Under Construction	5,100	4,636	6,594

Other Operating Results

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rates (dollars in thousands).

	Three Months Ended September 30,		Change
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$286,192	$541,446	$(255,254)	-47%

Principal amount of mortgage loans brokered	$118,580	$162,783	$(44,203)	-27%

Capture Rate	54%	60%	-6%
Including brokered loans	73%	78%	-5%
Mortgage products (% of loans originated by HomeAmerican) Fixed rate	86%	53%	33%
Adjustable rate - interest only	11%	39%	-28%
Adjustable rate - other	3%	8%	-5%

Prime loans (1)	86%	54%	32%
Alt-A loans (2)	0%	41%	-41%
Government loans (4)	14%	4%	10%
Sub-prime loans (3)	0%	1%	-1%

	Nine Months Ended September 30,		Change
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$930,769	$1,672,096	$(741,327)	-44%
Principal amount of mortgage loans brokered	$364,813	$492,464	$(127,651)	-26%

Capture Rate	55%	58%	-3%
Including brokered loans	74%	75%	-1%
Mortgage products (% of loans originated by HomeAmerican)
Fixed rate	78%	50%	28%
Adjustable rate - interest only	20%	42%	-22%
Adjustable rate - other	2%	8%	-6%

Prime loans	77%	61%	16%
Alt-A loans	14%	33%	-19%
Government loans	9%	4%	5%
Sub-prime loans	0%	2%	-2%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.

(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased in the third quarter and first nine months of 2007, primarily due to closing 34% and 37% fewer homes, respectively, and declines in the Capture Rates for the respective 2007 periods. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated during the 2007 third quarter and first nine months increased significantly, due in part to a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers. Also contributing to this increase was a reduced demand by third-party purchasers for non-conforming mortgage loans. Additionally, in response to the reduced liquidity in the mortgage lending industry, we tightened our mortgage loan underwriting criteria during 2007 by: (1) discontinuing Alt-A second mortgage loans and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market value of homes have been declining. As a result, during the 2007 periods, HomeAmerican originated fewer: (1) high loan-to-value mortgage loans; (2) sub-prime and Alt-A mortgage loan products; and (3) loans with related second mortgages.

During 2007, we started selling more of our originated mortgage loans on a flow basis rather than a bulk basis and, beginning in the 2007 third quarter, selling substantially all originated Non-Agency products faster after the closing of the home. While these strategies were undertaken to mitigate some of the risks associated with holding these mortgage loans, they also contributed to our lower gains on sales of mortgage loans.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates on its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole mortgage loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk on fluctuations in interest rates on our mortgage loans owned and the interest rate lock commitments. Such contracts are the only significant financial derivative instruments utilized by us and are generally settled within 45 days of origination. Additionally, certain mortgage loans originated by HomeAmerican are sold pursuant to an early purchase program and generally are settled within five days of origination, which further mitigates some of the risks associated with holding mortgage loans. Due to this hedging philosophy, the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on volatility in the interest rate market. See “Forward-Looking Statements” below.

Interest Activity.  We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All interest incurred by our Corporate and homebuilding segments during the three and nine months ended September 30, 2007 and 2006 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. For a reconciliation of our interest incurred, capitalized and expensed, see Note 6 to our Unaudited Consolidated Financial Statements.

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

Lines of Credit and Senior Notes

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion (the “Commitment”) and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2007, we did not have any borrowings on our Homebuilding Line and had $34.0 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2007, $42.0 million was borrowed and an additional $14.8 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General.  The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2006 and in Part II of this Quarterly Report on Form 10-Q.

The financial covenants contained in the Homebuilding Line agreement include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Effective October 24, 2007, the Company’s “consolidated tangible net worth” (as defined) under the Homebuilding Line consolidated tangible net worth test must not be less than (1) $1.405 billion; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after September 30, 2007; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2007 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests would not result in a default, but would result in a scheduled reduction in the amount of the Commitment. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after September 30, 2005; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2005. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Program

At September 30, 2007, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended September 30, 2007 or 2006.

Consolidated Cash Flow

During the first nine months of 2007, we generated $335.6 million in cash from operating activities, primarily resulting from a reduction of $217.1 million in mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 third quarter, and the strategy of selling a majority of all Non-Agency mortgage loans faster after the closing of the home. Additionally, we generated $180.2 million from a reduction in homebuilding inventories as we implemented additional operating procedures intended to more closely control cash outflows associated with land purchases, land development and home construction costs, and tighter processes for approving new home starts. Offsetting these cash proceeds was the use of $67.3 million to reduce accounts payable and accrued liabilities, primarily related to the payment of employee bonuses and homebuilding construction payables. Additionally, we used $44.7 million in cash to reduce income taxes payable, primarily in connection with paying our 2006 tax obligations, and to establish an income taxes receivable balance as a result of our anticipated 2007 net operating loss carryback.

During the first nine months of 2006, we used $41.3 million of cash in our operating activities. We used $264.8 million of cash to increase our homes completed or under construction from December 31, 2005. Our income tax payables decreased $85.6 million from December 31, 2005, primarily relating to payments made in 2006 associated with our 2005 income tax obligations. Additionally, we used $46.7 million to increase prepaid and other assets, net. We used $16.9 million in cash to reduce accounts payable and accrued liabilities, primarily due to the payment of executive bonuses, as well as homebuilding construction payables. These cash uses for operations were offset by $75.5 million in cash provided by changes in mortgage loans held in inventory and home sales receivables, primarily resulting from closing more homes during the 2005 fourth quarter, compared with the 2006 third quarter, and selling the high volume of mortgage loans that were originated for these closed homes in 2006. Also offsetting these cash uses was net income of $220.6 million and non-cash charges of $73.6 million. Our non-cash charges included primarily depreciation and amortization, the write-off of land option deposits and preacquisition costs, impairments of inventory assets and stock-based compensation expense.

During the nine months ended September 30, 2007, we used $8.4 million in cash from investing activities. This cash usage primarily resulted from transactions we closed during the 2007 third quarter with third parties that qualified for tax purposes as a like-kind exchange transaction in accordance with I.R.C. Section 1031. Pursuant to these transactions, we sold an aircraft for approximately $22.0 million (resulting in a pre-tax gain of approximately $8.0 million) and upgraded with the purchase of a new aircraft for approximately $29.0 million. In the first nine months of 2006, we used $7.2 million of cash from investing activities primarily to purchase property and equipment.

During the nine months ended September 30, 2007, we used $105.7 million in cash from financing activities. This cash usage primarily resulted from $88.5 million in net payments on our Mortgage Line and $34.3 million in dividend payments, partially offset by cash proceeds of $10.8 million from the exercise of stock options. Additionally, we received proceeds of $6.3 million with respect to the excess tax benefit from stock-based compensation during the first nine months of 2007.

During the nine months ended September 30, 2006, we used a total of $33.1 million of cash from financing activities. This cash use primarily was the result of dividend payments of $33.7 million and net payments under our lines of credit of $4.2 million, partially offset by $4.7 million in proceeds and tax benefits from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2007, we had non-refundable option deposits of $8.1 million in the form of cash and $8.3 million in the form of letters of credit to secure option contracts to purchase lots.

In certain cases, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At September 30, 2007, the total purchase price for lots under option and total capitalized pre-acquisition costs were $465 million and $4.0 million, respectively.

At September 30, 2007, we had issued performance bonds and letters of credit totaling approximately $316.0 million and $55.3 million, respectively, including $18.2 million in letters of credit issued by HomeAmerican, with the remaining issued by third parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of our business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations.

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

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including, but not limited to, inflation, interest rate changes and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. During 2007, these increased costs were not fully recovered through higher sales prices, which negatively impacted our 2007 Home Gross Margins. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have impacted negatively our Home Gross Margins, homes sales revenue and results of operations.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2007.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The EPA issued two Notices of Violation against Richmond American Homes of Arizona, Inc. (“RAH Arizona”) alleging violations of the Clean Air Act. The EPA asserted that RAH Arizona had not controlled dust generated at construction sites in Maricopa County in that it had not operated a water application system or other approved control measures, installed suitable track-out control devices and/or cleaned-up materials tracked-out from project sites. The EPA filed an action in the United States District Court, District of Arizona, against RAH Arizona based on these allegations. On September 17, 2007, RAH Arizona, without admitting any wrongdoing, reached a settlement with a release of civil liability for all alleged violations. After the public is given an opportunity to comment and the United States considers any comments received, it may ask the District Court Judge assigned to the case to accept the settlement agreement. If the settlement agreement is accepted by the Court, RAH Arizona will pay a civil penalty of $155,000 and implement various procedures to abate fugitive dust emissions.

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

The homebuilding industry continued to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the first nine months of 2007, compared with the first nine months of 2006. Widespread national and international concern over instability in the credit markets has exacerbated the decline in demand for new homes. The conditions experienced during the first nine months of 2007 included, among other things: reduced consumer confidence; on-going homebuyer concerns about the housing market and the lack of home selling price stabilization; concerns over higher-risk mortgage loan products, such as Alt-A and sub-prime; and reduced availability of mortgage loan financing. Further declines during this down cycle in the homebuilding industry could continue to cause demand for our homes to weaken significantly, which would have a significant negative impact on our Home Gross Margins and financial and operational results.

Competition in the homebuilding industry could negatively impact our results of operations.

The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous homebuilders, including a number that are substantially larger and have greater financial resources. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, desirable financing, land, building materials and subcontractor labor. Competition for home orders primarily is based upon price, style, financing provided to prospective purchasers, location of property, quality of homes built, customer service and general reputation in the community. We, through our mortgage lending subsidiary, HomeAmerican, also compete with numerous banks, thrifts and other mortgage bankers, many of which are larger and have greater financial resources than we do. Additionally, competition within the homebuilding industry can be impacted significantly through an excess supply of new and existing homes available for sale resulting in part from, increases in speculative homes available for sale and increases in home foreclosures. Increased competition, as experienced during the first nine months of 2007, can result in significant decreases in our home sales prices and/or significant increases in incentives in order to generate new home sales and in response to lower home sales prices offered by our competitors. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

If the market value of our homes or carrying value of our land drops significantly, we could be required to further write down the carrying value of our inventory, which would negatively impact our results of operations.

The fair value of our land and housing inventories depends on market conditions. Our homebuilding subsidiaries acquire land for the replacement of land inventory and expansion within our current markets and may, from time to time, purchase land for expansion into new markets. If demand for new homes continues to decrease, we may not be able to recover our costs when our homebuilding subsidiaries build and sell homes, which would have a significant negative impact on our Home Gross Margins and results of operations. Additionally, in future periods, if it should appear that we may not be able to recover our costs of inventory upon building and selling homes, we may be required to record additional impairments of our inventory, which would have a significant negative impact on our results of operations.

Further uncertainty in the mortgage lending industry regarding the origination of mortgage loans could negatively impact our results of operations.

The Company is subject to risks associated with mortgage loans, including, among others, Alt-A, sub-prime, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (defined as a mortgage loan with a principal balance in excess of $417,000). These risks may include the willingness of third-parties to purchase mortgage loan products from HomeAmerican, or HomeAmerican’s ability to sell mortgage loans at market prices that are deemed acceptable. The Company also is subject to risks associated with previously sold mortgage loans originated by HomeAmerican, depending upon, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to re-purchase certain of those mortgage loans. These risks may affect HomeAmerican’s ability to realize the full value of its investment in these re-purchased mortgage loans either through sales, collections or foreclosure proceedings, which would negatively impact our results of operations and cash from operations.

Our business is subject to numerous federal, local, state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to significant additional liabilities or expenditures, or restrictions on our business.

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

From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new home communities and build and sell homes in the affected markets and may create additional costs and administration requirements, which in turn could negatively impact our future home sales and net income. Although future conditions or governmental actions may impact our ability to obtain necessary permits or water and sewer taps, we currently believe that we have, or can obtain, water and sewer taps and building permits for our homebuilding subsidiaries’ land inventory and land held for development.

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

The Company also is subject to the rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things, prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals, credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. New rules and regulations, or revised interpretations of existing rules and regulations applicable to our mortgage lending operations, could result in more stringent compliance standards, which may substantially increase costs of compliance.

If our potential homebuyers are not able to obtain suitable financing or if the capital markets, including the debt and secondary mortgage markets, become more restricted, our results of operations or cash flows may be impacted adversely.

Our business depends on interest rates and the ability of our homebuyers to obtain affordable mortgages for the purchase of our homes. Increases in the cost of mortgage financing could prevent homebuyers from purchasing our homes. In addition, if our homebuyers must sell existing homes in order to buy homes from us, increases in mortgage costs or decreases in the market value of homes could interfere with such sales and result in our homebuyers’ inability to buy from us. Additionally, decreased liquidity in the mortgage lending market could affect the ability of existing homeowners to obtain suitable financing for their homes. These conditions have negatively impacted, and may continue to negatively impact, our home sales revenue and net income.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. The secondary markets are currently experiencing disruptions from reduced investor demand for mortgage loans and mortgage-backed securities, increased investor yield requirements for those loans and securities and the exit of third-party purchasers from the secondary market. In addition, the sources, terms and conditions of warehouse financing arrangements for the mortgage lending industry are changing. These changes impact, among other things, availability of capital, arrangement structures, collateral requirements and collateral advance rates. The foregoing disruptions and changes may have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

Additionally, as is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. While our credit rating and liquidity positions are currently strong, if we are unable to obtain surety bonds when required, our results of operations and cash flows could be impacted adversely.

For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2006, which also include the following:

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

The Company did not repurchase any shares during the third quarter of 2007. Additionally, there were no sales of unregistered equity securities during the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 22, 2007, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 20, 2007 to shareowners of record on November 6, 2007.

Item 6.	Exhibits

10.1	First Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 24, 2007). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporate by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2007	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer