Form 10-K
period 2007-12-31
MDC HOLDINGS INC
filed 2008-02-07
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.7 billion based on the closing sales price of $48.36 per share as reported on the New York Stock Exchange.

As of December 31, 2007, the number of shares outstanding of Registrant’s common stock was 46,084,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2008 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Forward-Looking Statements.

Certain statements in this Annual Report on Form 10-K, the Company’s Annual Report to Shareowners, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These factors include those described under the caption “Risk Factors Relating to our Business” in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 1.	Business.

(a)	General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida, Illinois, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, and Texas, although during 2007 we completed our exit of the Texas market).

Our financial services operations primarily consist of our mortgage lending, title agency and insurance companies. These companies are aggregated together to form our Financial Services and Other reportable segment. Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily certain subcontractors of MDC’s homebuilding subsidiaries, general liability coverage during the construction of the Company’s homes and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC. StarAmerican has agreed to re-insure (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

The following summarizes several significant business developments during the five most recently completed fiscal years:

•

Beginning in 2006 and continuing throughout 2007, we reduced our overall operations through Company-wide headcount reductions and reorganized our homebuilding operations through consolidation of homebuilding divisions and elimination of most of our regional offices. This right-sizing of our homebuilding operations included the consolidation of:

•	six California divisions into one;
•	two Nevada divisions into one;
•	three Phoenix divisions into one;
•	three Virginia divisions into one;
•	two Florida divisions into one; and
•	three Colorado divisions into two.

•	During 2007, we began reducing our homebuilding operations in Tampa through the disposition of a majority of the remaining assets as we initiated the exit of this sub-market.

•	During 2006 and 2007, we implemented a new customer service initiative, which is focused on making improvements in our customers’ home buying experience.

•	During 2006, we began exiting the Texas market, which we completed during 2007.

•	During 2004 and 2005, we initiated our Home Gallery concept, which improved sales support and offered more options and upgrades for homebuyers to personalize their new homes.

•	During 2004, we expanded our Florida operations through the purchase of the assets of Watson Home Builders, Inc. in Jacksonville.

•	During 2003, we entered the Delaware Valley and Illinois homebuilding markets, and re-entered the Florida homebuilding market through the purchase of assets of Crawford Homes, Inc. in Jacksonville.

(b)	Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2007 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office at (720) 773-1100; writing to M.D.C. Holdings, Inc., Investor Relations, 4350 South Monaco Street, Suite 400, Denver, Colorado 80237; or accessing our website at www.richmondamerican.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.richmondamerican.com, select “Investors,” “Financial Reports” and “SEC Filings.” Our website also includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Nominating and Corporate Governance Committees. These materials may be obtained, free of charge, at our website, http://ir.richmondamerican.com (select “Corporate Governance”).

(c)	Financial Information About Industry Segments

Note 3 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2007, 2006 and 2005.

(d)	Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. We build and sell primarily single-family detached homes, that are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for site development and home construction. The base selling prices for our homes closed during 2007 ranged primarily from approximately $200,000 to 500,000. We maintain a variety of home styles in each of our markets, targeting generally first-time and first-time move-up homebuyers. Also, we build a limited number of homes for the second-time move-up and luxury homebuyers.

When opening a new homebuilding subdivision, we seek to limit our supply of lots with the goal of avoiding overexposure to any single sub-market. When we acquire finished lots, we prefer using option contracts or paying in phases with cash. Also, we acquire entitled land for development into finished lots when we determine that the risk is justified. Additional information about our land acquisition practices may be found in the Homebuilding Operations, Land Acquisition and Development section.

Homebuilding Operations.

At December 31, 2007, our homebuilding operations had subdivisions in multiple sub-markets in ten markets within four reportable segments as follows.

Reportable Segment	Market	Sub-market	Reportable Segment	Market	Sub-market
West	Arizona	Phoenix East Valley	Mountain	Colorado	Denver Metro Area
		Phoenix West Valley			Colorado Springs
		Tucson			Northern Colorado

	California	Bay Area		Utah	Salt Lake City Metro Area
Central Valley
		Inland Empire	Other Homebuilding	Delaware Valley	Delaware - Dover Area
		Los Angeles			New Jersey - Burlington
		Orange County			Southeastern Pennsylvania
		San Diego			Southern Pennsylvania

	Nevada	Las Vegas		Florida	Jacksonville
Tampa
East	Virginia	Northern Virginia
		Shenandoah Valley		Illinois	Chicago Suburbs
West Virginia

	Maryland	Southern Maryland
Suburban Maryland

Our home sales revenue for the years ended December 31, 2007, 2006 and 2005 is set forth in the table below for each market within our homebuilding segments (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2007	2006	2005	2007	2006	2005
Arizona	$702,418	$980,409	$831,796	26%	21%	17%
California	588,562	998,471	1,075,900	21%	21%	23%
Nevada	385,751	872,970	920,728	14%	19%	19%

West	1,676,731	2,851,850	2,828,424	61%	61%	59%

Colorado	284,419	450,392	627,042	10%	10%	13%
Utah	255,273	277,743	204,496	9%	6%	4%

Mountain	539,692	728,135	831,538	19%	16%	17%

Maryland	149,917	246,492	191,365	6%	5%	4%
Virginia	167,194	378,373	539,519	6%	8%	11%

East	317,111	624,865	730,884	12%	13%	15%

Delaware Valley	80,057	80,966	12,196	3%	2%	0%
Florida	129,880	262,209	238,054	5%	6%	5%
Illinois	39,126	63,925	33,490	1%	1%	1%
Texas	3,369	65,560	128,289	0%	1%	3%

Other Homebuilding	252,432	472,660	412,029	9%	10%	9%

Intercompany adjustments	(19,985)	(26,954)	(10,175)	-1%	0%	0%

Total	$2,765,981	$4,650,556	$4,792,700	100%	100%	100%

Economies of Scale.  We believe that our scale of operations has afforded us benefits such as:

•	the ability to negotiate favorable contract terms associated with lot option contracts;

•	the ability to sustain operations in our markets despite limiting or altogether eliminating the acquisition of new land until such time as land becomes available at reasonable prices;

•	the ability to negotiate volume contracts with material suppliers and subcontractors;

•	access to affordable insurance coverage; and

•	access to lower cost capital.

Operating Divisions.  In our homebuilding segments, our primary functions include land acquisition and development, home construction, purchasing, sales and marketing, merchandising and customer service. Operating decisions are made on a subdivision-by-subdivision basis under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Generally, each operating division consists of a division president; land procurement, sales, construction, customer service, finance and purchasing personnel; and office staff. The Company’s underlying organizational structure – i.e. the grouping and reporting of subdivisions and divisions – changes based upon the current needs of the Company. At December 31, 2007 and 2006, we had 12 and 23 separate homebuilding operating divisions, respectively. Officers of our divisions generally receive performance-related bonuses based upon achieving targeted financial and operational results in their respective operating divisions.

Corporate Management.  We manage our homebuilding business primarily through members of senior management in our Corporate segment and our Asset Management Committees (each an “AMC”). Each AMC is comprised of the COO and one of the Company’s corporate officers or employees. The AMCs review and approve all subdivision acquisition transactions in accordance with land resource allocation decisions made by the CODMs. Land acquisition transactions may not proceed without the approval by AMC and/or our CODMs. Generally, the role of our senior management team and/or AMCs includes:

•	review and approval of division business plans and budgets;
•	oversight of land and home inventory levels; and
•	review of major personnel decisions.

Additionally, our corporate executives and corporate and national departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office also has primary responsibility for:

•	asset management and capital allocation;
•	accounting and internal audit functions;
•	legal matters;
•	information technology;
•	merchandising and marketing;
•	training and development;
•	human resources and payroll;
•	risk management; and
•	treasury.

Housing.  Generally, we build single family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. Within each series, we build several models, each with a different floor plan and standard and optional features. Differences in sales prices of similar models in any series depend primarily upon homebuyer demand, home prices offered by our competitors, location, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

We seek to maintain limited levels of inventories of unsold homes in our markets. Unsold homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In order to mitigate the risk of carrying excess inventory, we have procedures and limits on the number of our unsold homes under construction and speculative homes resulting from home order cancellations. The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	December 31, 2007	December 31, 2006	December 31, 2005
Unsold Homes Under Construction - Final	515	476	258
Unsold Homes Under Construction - Frame	656	573	520
Unsold Homes Under Construction - Foundation	229	400	353

Total Unsold Homes Under Construction	1,400	1,449	1,131
Sold Homes Under Construction	1,350	2,430	5,093
Model Homes	730	757	667

Homes Completed or Under Construction	3,480	4,636	6,891

Land Acquisition and Development.  We acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we purchase finished lots using option contracts, in phases or in bulk for cash. On a limited basis, we acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated Home Gross Margins (defined as home sales revenue less home cost of sales as a percent of home sales revenue), sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development, estimated levels of competition and demographic trends. Generally, we acquire finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. This approach is intended to minimize our investment in inventories. See “Forward-Looking Statements” above.

In our option contracts, we generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. During the years ended December 31, 2007, 2006 and 2005, we wrote-off lot option deposits and pre-acquisition costs of $23.4 million, $29.7 million and $10.4 million, respectively. At December 31, 2007, we had the right to acquire 3,615 lots under option contracts, with approximately $6.3 million and $6.5 million in non-refundable cash and letters of credit option deposits at risk, respectively. At December 31, 2007, the total purchase price for lots under option and total capitalized pre-acquisition costs were $419 million and $1.4 million, respectively.

We own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We develop our land in phases (generally fewer than 100 lots at a time) in order to limit our risk in a particular subdivision and to efficiently employ available resources. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

The table below shows the carrying value of land and land under development, by homebuilding segment, at December 31, 2007, 2006 and 2005 (in thousands).

	December 31,
	2007	2006	2005
West	$226,621	$980,666	$1,108,777
Mountain	205,983	282,063	216,729
East	87,118	185,627	187,999
Other Homebuilding	34,614	126,802	164,443

Total	$554,336	$1,575,158	$1,677,948

The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by homebuilding segment, at December 31, 2007, 2006 and 2005 (in units).

	December 31,
	2007	2006	2005
Lots Owned
West	6,009	11,917	14,807
Mountain	3,855	4,664	4,603
East	671	1,171	1,462
Other Homebuilding	980	1,658	2,573

Total	11,515	19,410	23,445

Lots Controlled Under Option
West	673	1,381	7,055
Mountain	262	892	2,616
East	1,869	3,341	4,397
Other Homebuilding	811	2,483	4,751

Total	3,615	8,097	18,819

Total Lots Owned and Controlled	15,130	27,507	42,264

The table below shows the amount of non-refundable option deposits (in thousands).

	December 31,
	2007	2006	2005
Cash	$6,292	$20,228	$48,157
Letters of Credit	6,547	14,224	23,142

Total Non-refundable Option Deposits	$12,839	$34,452	$71,299

Labor and Raw Materials.  For the most part, materials used in our homebuilding operations are standard items carried by major suppliers. We generally contract for our materials and labor at a fixed price for the anticipated construction period of our homes. This allows us to mitigate the risks associated with increases in building materials and labor costs between the time construction begins on a home and the time it is closed. Increases in the cost of building materials and subcontracted labor may reduce Home Gross Margins to the extent that market conditions prevent the recovery of increased costs through higher home sales prices. From time to time and to varying degrees, we may experience shortages in the availability of building materials and/or labor in each of our markets. These shortages and delays may result in delays in the delivery of homes under construction, reduced Home Gross Margins, or both. See “Forward-Looking Statements” above.

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

Seasonal Nature of Business.  Prior to 2006, the Company experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in Item 6 Selected Financial and Other Data.

Backlog.  At December 31, 2007 and 2006, homes under contract but not yet delivered (“Backlog”) totaled 1,947 and 3,638, respectively, with an estimated sales value of $650 million and $1.3 billion, respectively. Our Cancellation Rates (as defined below) were 48% and 43% for the years ended December 31, 2007 and 2006, respectively. We define “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home orders received during such reporting period. We anticipate the estimated Backlog sales value at December 31, 2007 will be realized during 2008 through closing homes in Backlog either under their existing home order contracts or through the replacement of an existing contract with a new home order contract. See “Forward-Looking Statements” above.

The table below discloses our Backlog for the years ended December 31, 2007 and 2006 for each market within our homebuilding segments (dollars in thousands).

	December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Backlog (Units)
Arizona	592	1,504	(912)	-61%
California	203	427	(224)	-52%
Nevada	307	315	(8)	-3%

West	1,102	2,246	(1,144)	-51%

Colorado	213	253	(40)	-16%
Utah	178	465	(287)	-62%

Mountain	391	718	(327)	-46%

Maryland	126	187	(61)	-33%
Virginia	100	136	(36)	-26%

East	226	323	(97)	-30%

Delaware Valley	57	119	(62)	-52%
Florida	125	197	(72)	-37%
Illinois	46	23	23	100%
Texas	-	12	(12)	-100%

Other Homebuilding	228	351	(123)	-35%

Total	1,947	3,638	(1,691)	-46%

Estimated Backlog Sales Value	$650,000	$1,300,000	$(650,000)	-50%

Estimated Average Sales Price in Backlog	$333.8	$357.3	$(23.5)	-7%

Our Backlog at December 31, 2007 decreased from levels at December 31, 2006 in each of our homebuilding segments and in nearly all markets in these segments. Contributing to the decrease in Backlog at December 31, 2007, were declines in net home orders during the last six months of 2007, compared with the last six months of 2006, in most markets within each homebuilding segment. Additionally, the decrease in Backlog at December 31, 2007 was most notable in our West segment, where Backlog declined by a combined 1,136 units from December 31, 2006 in Arizona and California. Backlog for Nevada at December 31, 2007 remained flat, compared with December 31, 2006, primarily due to sales incentives which were introduced in late November and December of 2007 that resulted in a significant number of new home orders received.

Estimated Backlog sales value at December 31, 2007 decreased from December 31, 2006, primarily due to a 46% decrease in the number of homes in Backlog and a 7% decrease in the estimated average sales price of homes in Backlog. The decline in the estimated average sales price of homes in Backlog is consistent with the decrease in the average selling prices of homes closed during 2007, which were impacted by factors contributing to the downturn in the homebuilding industry, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customer Service and Quality Control.  Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. During 2006, we created a product service and quality control task force, which designed and began implementation of a revised customer experience initiative. This is a multi-year initiative that is focused on making improvements in our customers’ complete home buying and homeownership experience. The initial phase of this initiative was rolled out to our Nevada market in the fourth quarter of 2006 and to all of our other markets during 2007.

Marketing and Sales.  We evaluate our marketing and sales programs and initiatives in order to target homebuyers in a cost effective manner. To communicate our Richmond American brand and sales promotions, we have a centralized in-house advertising and marketing department that controls and monitors the communication of the Company’s brand and promotion efforts. The main objective of this department is to direct potential homebuyers to our sales offices, Home Galleries, Homebuyer Resource Centers and website. We work towards these objectives through various advertising outlets, including, newspapers, magazines, signage, direct mailings and radio. In addition, our in-house corporate communications team manages our public relations and employee communications, and our interactive marketing team maintains our richmondamerican.com website.

To complement our marketing efforts, our in-house merchandising team furnishes our model homes and sales offices with the objective of providing a consistent presentation in furtherance of developing our Richmond American brand.

Home Gallery and Design Center.  Another important part of our marketing presentation takes place in our design centers, which are located in most of our homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting from a variety of options and upgrades. In 2004, we launched our new Home Gallery concept, which provides improved sales support and customized options for prospective homebuyers to personalize their new homes. These retail locations also serve as a resource to homebuyers who are interested in purchasing a new Richmond American home. Prospective homebuyers can receive individualized attention from a trained team of new home specialists, resulting in a more focused, efficient home search.

Competition.  The homebuilding industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in Item 1A, Risk Factors Relating to our Business.

Regulation.  Our homebuilding operations are subject to compliance with applicable laws and regulations, which are described in more detail in Item 1A, Risk Factors Relating to our Business.

Bonds and Letters of Credit.  In many cases, we are required to obtain bonds and/or letters of credit in support of obligations primarily related to subdivision improvements, homeowners association dues and start-up expenses, warranty work, contractors’ license fees and earnest money deposits. At December 31, 2007 and 2006, we had outstanding performance bonds totaling $281.6 million and $388.6 million, respectively, and letters of credit totaling $51.2 million and $83.8 million, respectively, including $16.4 million and $26.8 million, respectively, issued by HomeAmerican.

In certain states, unless we take measures to release state regulatory imposed restrictions on earnest money deposits (“Deposits”) received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, we are restricted from using these Deposits for general purposes. In this regard, at December 31, 2007 and 2006, we had $8.5 million and $10.5 million outstanding in blanket security bonds used to release restrictions on certain Deposits. Additionally, we had $1.9 million and $2.6 million in restricted cash related to Deposits at December 31, 2007 and 2006, respectively. We monitor, on a regular basis, the amount of Deposits we hold in certain states to confirm that our blanket security bonds exceed the amount of the Deposits.

In the event performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. See “Forward-Looking Statements” above.

Financial Services and Other Segment.

Mortgage Lending Operations.

General.  HomeAmerican is a full-service mortgage lender and the principal originator of mortgage loans for our homebuyers. HomeAmerican has a centralized loan processing center where it originates mortgage loans primarily for our homebuyers. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for our homebuyers.

HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) (together “the government sponsored entities”) and other private investor mortgage loans. HomeAmerican also is an authorized loan servicer for FNMA and FHLMC and, as such, is subject to the rules and regulations of these organizations. Additionally, during 2006, HomeAmerican originated a significant number of second mortgage loans and Alternative A (“Alt-A”) loans (as defined below). However, during 2007, in response to the reduced liquidity in the mortgage lending industry, we tightened our mortgage loan underwriting criteria by: (1) discontinuing Alt-A mortgage loans, second mortgage loans, “sub-prime mortgage loans” (as defined below) and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market values of homes have been declining. We define Alt-A loans as loans that would otherwise qualify as prime loans except that they do not comply in all ways with the documentation standards of the government sponsored enterprise guidelines. We define sub-prime mortgage loans as mortgage loans that have Fair, Isaac & Company scores less than or equal to 620.

We use HomeAmerican’s secured warehouse line of credit, other borrowings and Company generated funds to finance the origination of mortgage loans until they are sold. HomeAmerican generally sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis generally include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis generally are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers generally include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations on the part of the Company or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers within 45 days of origination. Additionally, mortgage loans may be sold pursuant to an early purchase program, whereby we sell certain mortgage loans originated by HomeAmerican to a third-party purchaser shortly after the close of a home. This program improves our overall available funds by enabling us to sell mortgage loans originated by HomeAmerican more quickly. Accordingly, for mortgage loans sold pursuant to this program the number of days a loan is held in inventory is reduced from the historical 45 days to less than five days.

Concurrent with the sale of mortgage loans to third-party purchasers, HomeAmerican generally sells the rights to service those loans. HomeAmerican’s portfolio of mortgage loan servicing for others at December 31, 2007 consisted of 597 loans with an unpaid principal balance of approximately $67.4 million, and did not contribute significantly to the results of operations of the Company.

Historically, a substantial portion of mortgage loans originated by HomeAmerican have been sold to one third-party purchaser. During the years ended December 31, 2007, 2006 and 2005, HomeAmerican sold approximately 51%, 54% and 68%, respectively, of the mortgage loans it originated to this third-party purchaser. Additionally, during 2007, HomeAmerican increased the volume of loans sold to a second third-party purchaser to approximately 23% of mortgage loans sold during 2007.

Pipeline.  HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2007 had an aggregate principal balance of approximately $387.6 million, of which $37.6 million were under interest rate lock commitments (“IRLC”) at an average interest rate of 6.0%. In addition, HomeAmerican had $100.1 million of mortgage loans in inventory available for sale at December 31, 2007. HomeAmerican uses forward sales of mortgage-backed securities and commitments to sell whole loans to hedge the interest rate risk inherent in the IRLC and its loan inventory available for sale. See “Forward-Looking Statements” above.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates due to its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk due to fluctuations in interest rates on our mortgage loans owned and the IRLC. Such contracts are the only significant financial derivative instruments utilized by us and generally are settled within 60 days of origination. Due to this hedging philosophy, we believe the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

Competition.  The mortgage industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in Item 1A, Risk Factors Relating to our Business.

Regulation.  Our mortgage lending operations are subject to compliance with applicable laws and regulations, which are described in more detail in Item 1A, Risk Factors Relating to our Business.

Insurance Operations.

Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage for homebuilding risks as to which we believed insurance coverage was either too difficult or too expensive to obtain. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. Allegiant generates revenue by providing to its customers, primarily certain subcontractors of MDC’s homebuilding subsidiaries, general liability coverage during the construction of the Company’s homes and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers.

StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly owned subsidiary of MDC. Pursuant to agreements beginning in June 2004, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence up to $3,000,000 per occurrence, subject to various aggregate limits, which do not exceed $18,000,000 per year.

Allegiant and StarAmerican incur expenses for losses and loss adjustments based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, mix or concentration of home styles, claim severity, claim frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments.

Regulations.  Allegiant and StarAmerican are licensed in the State of Hawaii and, therefore, are subject to the regulation of the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. As insurance companies organized under Hawaii’s captive insurance laws, Allegiant and StarAmerican are subject to fewer regulations than non-captive insurance companies. As a risk retention group, Allegiant also is registered in other states where certain MDC subsidiaries do business. Allegiant must pay premium taxes and comply with financial and information reporting requirements of the insurance departments in these additional states.

American Home Insurance is an insurance agency, which provides homebuyers with personal lines property and casualty insurance products in the same markets as our homebuilding subsidiaries.

Title Operations.

American Home Title provides title agency services to the Company and our homebuyers in Colorado, Delaware, Florida, Illinois, Maryland, Nevada, Virginia and West Virginia.

Employees.

The table below summarizes the approximate number of employees for our homebuilding, Financial Services and Other and Corporate segments at December 31, 2007.

Homebuilding segments	1,700
Financial Services and Other	180
Corporate	290

Consolidated	2,170

Item 1A.	Risk Factors Relating to our Business.

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact our results of operations.

The homebuilding and mortgage lending industries continued to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the year ended December 31, 2007. Widespread national and international concern over instability in the credit markets has exacerbated the decline in demand for new homes. The conditions experienced during 2007 included, among other things: reduced consumer confidence; on-going homebuyer concerns about the housing market and the lack of home selling price stabilization; concerns over higher-risk mortgage loan products, such as Alt-A and sub-prime mortgage loans; and reduced availability of mortgage loan financing.

If the downturn in the homebuilding and mortgage lending industries continues, intensifies, or if the national economy weakens further and slips into a recession, we could continue to experience declines in the market value and demand for our homes, which could have a significant negative impact on our Home Gross Margins and financial and operational results.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which could have a negative impact on our home sales revenue and results of operations.

The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger and have greater financial resources than us. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon price, home style, financing available to prospective homebuyers, location of property, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in speculative homes available for sale and increases in home foreclosures. Increased competition, including lower home sales prices offered by our competitors as experienced during 2007, can result in decreases in our home sales prices and/or increases in home sales incentives in an effort to generate new home sales and maintain homes in Backlog until they close. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home sales prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

We, through our mortgage lending subsidiary, HomeAmerican, also compete with numerous banks, thrifts and other mortgage bankers and brokers, many of which are larger and may have greater financial resources than we do. Competitive factors include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, total revenue and the results of operations from our Financial Services and Other segment may be negatively impacted.

Further decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include homes sales prices, levels of home sales incentives and home construction costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, decreased demand for new homes, decreased home prices offered by our competitors, decreased ability of our homebuyers to obtain suitable mortgage loan financing and continued high levels of home order cancellations. Additionally, our home construction costs can be impacted by, among other things, shortages of subcontractor labor and changes in costs associated with subcontracted labor, building materials and other resources. If we are required to decrease home sales prices and/or increase incentives in an effort to generate new home sales, maintain homes in Backlog until they close or remain competitive with the home sales prices offered by our competitors, or if our home construction costs increase, we may not be able to recover the carrying costs of our inventory when our homebuilding subsidiaries build and sell homes. In such circumstances, we would be required to record additional impairments of our inventory. Additionally, due to the uncertainty in the homebuilding and mortgage lending industries, it is reasonably possible for us to experience further declines in the market value of our homes and, as a result, additional inventory impairments could be recorded in future reporting periods. Any such additional inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

Increases in our Cancellation Rate could have a negative impact on our Home Gross Margins and home sales revenue.

Our Cancellation Rate increased significantly during 2007 and 2006, compared with 2005 and 2004, which has negatively impacted the number of closed homes, net home orders, home sales revenue and our results of operations during 2007 and 2006, as well as the number of homes in Backlog at the end of each reporting period. Home order cancellations can result from a number of factors, including, declines in the market value of homes and/or slow appreciation in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Continued high levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results in future reporting periods.

If land is not available at reasonable prices, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density and other market conditions. If the supply of land appropriate for development of residential communities becomes more limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell could be reduced. Additionally, the ability of our homebuilding subsidiaries to open new subdivisions could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

If our potential homebuyers are not able to obtain suitable financing, our results of operations or cash flows may be impacted adversely.

Our business depends on the ability of our homebuyers to obtain affordable mortgages for the purchase of our homes, which includes being able to provide sufficient initial down payments for mortgage loan products currently available. Increases in the cost of mortgage financing and/or reductions in mortgage loan product offerings could prevent potential homebuyers from being able to obtain or qualify for mortgage loans. In addition, if our homebuyers must sell existing homes in order to buy homes from us, increases in mortgage costs or decreases in the market value of homes could interfere with such sales and result in our homebuyers’ inability to buy from us. Additionally, homebuyers’ ability to obtain suitable financing could be adversely impacted by tightening of our mortgage loan underwriting criteria in response to the decreased liquidity in the mortgage lending market. We are unable to predict future changes in home mortgage interest rates or the impact such changes may have on our operating activities and results of operations. However, these conditions can negatively impact our home sales revenue and results of operations through closing fewer homes and/or closing homes with lower average selling prices.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and continued disruptions in these markets could have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. The secondary markets currently are experiencing disruptions from reduced investor demand for mortgage loans and mortgage-backed securities, increased investor yield requirements for those loans and securities and the exit of third-party purchasers from the secondary market. In addition, the sources and terms and conditions of warehouse financing arrangements and other lending arrangements for the mortgage lending industry are changing. These changes can impact, among other things, availability of capital, terms and structures for debt and line of credit agreements, collateral requirements and collateral advance rates. Additionally, while certain governmental organizations and other mortgage industry participants have taken steps recently to ease the downturn in the credit and capital markets, the impact of their efforts, if any, on the homebuilding and mortgage lending industries is unknown. The foregoing disruptions and changes may have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market. While our credit ratings and liquidity position currently are strong, if we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

In addition, the pricing matrix and the availability of advances and letters of credit under our homebuilding line of credit are dependent upon our credit ratings. While we currently have an investment grade credit rating from all three major ratings agencies, the lowering of any or all of these credit ratings could have an adverse impact on the cost of advances, letters of credit and unused commitment fees under our homebuilding line of credit. Lower credit ratings for MDC also could subject this line of credit to a borrowing base structure, which could limit our ability to obtain additional advances and issuances of letters of credit under this line. Under certain circumstances, these limitations could have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

Further uncertainty in the mortgage lending industry regarding the origination of mortgage loans could negatively impact our results of operations.

The Company is subject to risks associated with mortgage loans, including, among others, previously originated and sold Alt-A and sub-prime mortgage loans, second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (defined as a mortgage loan with a principal balance in excess of $417,000). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans may impact HomeAmerican’s results of operations, liquidity and cash flow as the existence of a defect that necessitated repurchase may require additional effort and expense incurred by HomeAmerican to cure the defect, the passage of time in order to cure or reduce the impact of an identified defect, a discounted sale of the repurchased loan due to the existence of a defect or, in the event that the loan has a defect and is non-performing, foreclosure and re-sale of the subject property.

Interest rate increases or changes in lending programs could lower demand for our homes and our mortgage lending services.

Our homebuilding and mortgage lending operations are impacted by the availability and cost of mortgage financing. Nearly all of our customers finance the purchase of their homes, and a significant number of these customers arrange their financing through HomeAmerican. Increases in home mortgage interest rates may reduce the demand for homes and home mortgages. We are unable to predict the extent to which recent or future changes in home mortgage interest rates will affect our operating activities and results of operations. Additionally, further tightening of mortgage loan underwriting criteria could have an adverse impact on our operating and financial results in future reporting periods.

In addition, we believe that the availability of FNMA, FHLMC, FHA and VA mortgage loans are an important factor in our marketing strategy. Any changes, limitations or restrictions on the availability of these types of financing could reduce our subsidiaries’ home sales and mortgage lending volume.

We depend on certain markets, and reduced home sales orders and closings for homes in these markets could have a negative impact on our revenue and results of operations. Additionally, we are reliant on a limited number of third-party purchasers of mortgage loans originated by HomeAmerican, which could impact our results of operations.

We conduct a significant portion of our business in the Arizona, California, Colorado, Nevada and Virginia markets and generate a disproportionate amount of our revenue in these markets. Demand for new homes and the market value of homes declined during 2007 and 2006 in each of these markets. If we continue to experience a slowdown in our operations within these markets, our results of operations and financial position in future reporting periods will continue to be negatively impacted.

Additionally, there are a limited number of third-party purchasers of mortgage loans and, at any given point in time, our business may be impacted adversely if one of them was no longer able or willing to purchase mortgage loans originated by HomeAmerican. Our operations could be impacted adversely due to reduced competition and having fewer bidders for originated mortgage loans we sell, which could result in us receiving a lower price for such originated mortgage loans.

Our business is subject to numerous federal, local, state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

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

From time to time, various municipalities in which our homebuilding subsidiaries operate restrict or place moratoria on the availability of utilities, including water and sewer taps. Additionally, certain jurisdictions in which our homebuilding subsidiaries operate have proposed or enacted “slow growth” or “no growth” initiatives and other measures that may restrict the number of building permits available in any given year. These initiatives or other slow or no growth measures could reduce our ability to open new subdivisions and build and sell homes in the affected markets and may create additional costs and administration requirements, which in turn could negatively impact our future home sales and results of operations. Although future conditions or governmental actions may impact our ability to obtain necessary permits or water and sewer taps, we currently believe that we have, or can obtain, water and sewer taps and building permits for our homebuilding subsidiaries’ land inventory and land held for development.

Our homebuilding operations also are affected by environmental laws and regulations pertaining to availability of water, municipal sewage treatment capacity, stormwater discharges, land use, hazardous waste disposal, dust controls, building materials, population density and preservation of endangered species, natural terrain and vegetation. Due to these considerations, our homebuilding subsidiaries generally obtain an environmental site assessment for parcels of land that they acquire. The particular environmental laws and regulations that apply to any given homebuilding project vary greatly according to a particular site’s location, the site’s environmental conditions and the present and former uses. These environmental laws may result in project delays, cause us to incur substantial compliance and other costs and/or prohibit or severely restrict homebuilding activity in certain environmentally sensitive locations.

The Company also is subject to rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals, credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. Over time, the level of complexity in the mortgage lending business has increased significantly due to several factors, including: (1) an increase in the number of mortgage loan products as a result of the evolution of the secondary mortgage market and demand by borrowers; and (2) greater regulation of the industry. New rules and regulations, or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims are high and the amount of coverage offered by insurance companies is currently limited. This coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may incur additional expenses that would have a negative impact on our results of operations in future reporting periods.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position. Additionally, continued loss from operations in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in our Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Our deferred tax assets should be reduced by a valuation allowance, if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Our results of operations would be impacted negatively if we determine that increases to our deferred tax asset valuation allowance are required in a future reporting period.

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

Prior to 2006, we experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue increased during the third and fourth quarters, compared with the first and second quarters. We believe that this seasonality reflected the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2007 and 2006, this seasonality pattern in the homebuilding industry was not apparent. The extent to which our historical seasonality pattern contributed to actual 2007 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be present in future reporting periods.

Labor and material shortages could cause delays in, and increase the costs of, the construction of our homes.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes and shortages in qualified trades people, insulation, drywall, concrete, steel and lumber; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, or delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our Home Gross Margins and results of operations could be affected negatively.

Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

The climates and geology of many of the markets in which we operate, including California and Florida, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the financial and operating results of our business, in particular, may be negatively impacted. These, among other natural disasters, can affect an area in which we build, or one nearby, and result in a diversion of labor and materials in the area from new home construction to the rebuilding of the existing homes damaged or destroyed in the natural disaster. This can cause delays in construction and delivery of new homes and/or increase our construction costs.

We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

Our future success depends, in part, on our ability to attract, train and retain skilled personnel. If we are unable to retain our key employees or attract, train and retain other skilled personnel in the future, it could have an adverse impact on our financial and operating results.

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

Our corporate headquarters is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. Our homebuilding divisions and, in some markets, other MDC subsidiaries, including HomeAmerican, American Home Insurance and American Home Title, lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2007. We are satisfied with the suitability and capacity of our office locations.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	6	124,000
California	8	141,000
Colorado	9	305,000
Delaware Valley	3	16,000
Florida	4	43,000
Illinois	1	10,000
Maryland	2	16,000
Nevada	4	63,000
Texas	1	1,000
Utah	4	28,000
Virginia	5	81,000

Totals	47	828,000

Item 3.	Legal Proceedings.

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

The U.S. Environmental Protection Agency (“EPA”) filed an administrative action against Richmond American Homes of Colorado, Inc. (“RAH Colorado”), alleging that RAH Colorado violated the terms of RAH Colorado’s general permit for discharges of stormwater from construction activities at two of RAH Colorado’s development sites. In its complaint, the EPA sought civil penalties against RAH Colorado in the amount of $0.1 million. On November 11, 2003, the EPA filed a motion to withdraw the administrative action so that it could refile the matter in United States District Court as part of a consolidated action against RAH Colorado for alleged stormwater violations at not only the original two sites, but also two additional sites. The EPA’s motion to withdraw was granted by the Administrative Law Judge on February 9, 2004. The EPA has not yet refiled the matter. The EPA has inspected 21 sites under development in Colorado and by RAH Colorado affiliates in Virginia, Maryland, Arizona and California, and claims to have found additional stormwater permit violations. RAH Colorado has substantial defenses to the allegations made by the EPA and the Company is exploring methods of resolving this matter with the EPA.

The EPA issued two Notices of Violation against Richmond American Homes of Arizona, Inc. (“RAH Arizona”) alleging violations of the Clean Air Act. The EPA asserted that RAH Arizona had not controlled dust generated at construction sites in Maricopa County in that it had not operated a water application system or other approved control measures, installed suitable track-out control devices and/or cleaned-up materials tracked-out from project sites. The EPA filed an action in the United States District Court, District of Arizona, against RAH Arizona based on these allegations. On September 17, 2007, RAH Arizona, without admitting any wrongdoing, reached a settlement with a release of civil liability for all alleged violations. After opportunity for public comment, the settlement agreement was approved by the Court, we paid a civil penalty of $155,000 and commenced implementation of various procedures to abate fugitive dust emissions.

Because of the nature of the homebuilding business, and in the ordinary course of its operations, the Company from time to time may be subject to product liability claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

No meetings of the Company’s stockholders were held during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2007, MDC had 773 shareowners of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
High	$60.00	$54.73	$50.33	$43.10
Low	$47.75	$47.54	$40.31	$32.34

2006
High	$66.88	$68.10	$52.07	$57.31
Low	$58.72	$50.07	$40.43	$47.26

The following table sets forth the cash dividends declared and paid in 2007 and 2006 (dollars in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2007
First quarter	January 22, 2007	February 21, 2007	$0.25	$11,414
Second quarter	April 27, 2007	May 23, 2007	0.25	11,438
Third quarter	July 23, 2007	August 22, 2007	0.25	11,459
Fourth quarter	October 22, 2007	November 20, 2007	0.25	11,462

			$1.00	$45,773

2006
First quarter	January 23, 2006	February 23, 2006	$0.25	$11,217
Second quarter	April 24, 2006	May 24, 2006	0.25	11,239
Third quarter	July 24, 2006	August 23, 2006	0.25	11,247
Fourth quarter	October 23, 2006	November 21, 2006	0.25	11,260

			$1.00	$44,963

In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our unsecured revolving line of credit agreement (as amended on January 24, 2008), which has a total commitment of $1.25 billion. Pursuant to the terms of this amended agreement, dividends may be declared or paid by us if we are in compliance with certain stockholders’ equity and debt coverage tests. As a result, effective January 24, 2008, we had a permitted dividend capacity of approximately $370 million pursuant to the most restrictive of these covenants.

On January 29, 2008, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on February 26, 2008 to shareowners of record on February 12, 2008.

There were no shares of MDC common stock repurchased during the year ended December 31, 2007. At December 31, 2007, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of the MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2007.

It is assumed in the graph that $100 was invested (1) in the Company’s common stock; (2) in the stocks of the companies in the Standard & Poor’s 500 Stock Index; and (3) in the stocks of the peer group companies, just prior to the commencement of the period and that all dividends received within a quarter were reinvested in that quarter. The peer group index is composed of the following companies: Beazer Homes USA, Inc., Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, M/I Homes, Inc., Meritage Homes Corporation, NVR, Inc., Pulte Homes, Inc., The Ryland Group, Inc., Standard Pacific Corp. and Toll Brothers, Inc.

The stock price performance shown on the following graph is not indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN OF MDC COMMON STOCK, THE S&P 500 STOCK INDEX AND A SELECTED PEER GROUP

Item 6.	Selected Financial and Other Data.

The data in these tables and related footnotes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
INCOME STATEMENT DATA
Home sales revenue	$2,765,981	$4,650,556	$4,792,700	$3,922,837	$2,846,220
Total revenue	$2,933,249	$4,801,742	$4,892,589	$4,012,894	$2,922,595
Home cost of sales	$2,380,427	$3,619,656	$3,436,035	$2,834,092	$2,159,979
Asset impairments	$726,621	$112,027	$-	$-	$-
General and administrative expenses	$306,715	$418,879	$401,184	$327,812	$237,648
(Loss) income before income taxes	$(756,464)	$333,137	$808,763	$636,914	$348,223
Net (loss) income(1)	$(636,940)	$214,253	$505,723	$391,165	$212,229
Basic (loss) earnings per common share	$(13.94)	$4.77	$11.48	$9.19	$5.11
Diluted (loss) earnings per common share	$(13.94)	$4.66	$10.99	$8.79	$4.90

Weighted-average shares outstanding
Basic	45,687	44,952	44,046	42,560	41,521
Diluted(2)	45,687	45,971	46,036	44,498	43,333
Dividends declared per share	$1.00	$1.00	$0.76	$0.43	$0.28

(1)	Net loss for the year ended December 31, 2007 includes the impact of recording a valuation allowance of $160.0 million against our deferred tax assets.
(2)

758,899 shares of common stock equivalents have been excluded from the diluted weighted-average shares outstanding for the year ended December 31, 2007 because the effect of their inclusion would be anti-dilutive, or would decrease the reported diluted loss per share.

	December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$1,004,763	$507,947	$214,531	$400,959	$170,289
Housing completed or under construction	$902,221	$1,178,671	$1,320,106	$887,002	$769,762
Land and land under development	$554,336	$1,575,158	$1,677,948	$1,129,266	$785,541
Total assets	$2,956,237	$3,909,875	$3,859,850	$2,844,731	$2,028,790
Debt and Lines of Credit
Senior notes	$997,091	$996,682	$996,297	$746,310	$497,700
Notes payable	-	-	-	-	2,479
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	70,147	130,467	156,532	135,478	79,240

Total debt and lines of credit	$1,067,238	$1,127,149	$1,152,829	$881,788	$579,419

Stockholders’ Equity	$1,476,013	$2,161,882	$1,952,109	$1,418,821	$1,015,920
Stockholders’ Equity per Outstanding Share	$32.05	$47.87	$43.74	$32.80	$24.06

	Year Ended December 31,
	2007	2006	2005	2004	2003
OPERATING DATA
Homes closed (units)	8,195	13,123	15,307	13,876	11,211
Average selling price per home closed	$337.5	$354.4	$313.1	$282.7	$253.9
Orders for homes, net (units)	6,504	10,229	15,334	14,248	12,630
Homes in Backlog at period end (units)	1,947	3,638	6,532	6,505	5,593
Estimated Backlog sales value at period end	$650,000	$1,300,000	$2,440,000	$1,920,000	$1,600,000
Estimated average selling price of homes in Backlog	$333.8	$357.3	$373.5	$295.2	$286.1
Active subdivisions at year-end	278	306	292	242	198
Average active subdivisions	302	298	273	222	195

Cash Flows From
Operating activities	$592,583	$363,048	$(424,929)	$(27,779)	$82,322
Investing activities	$(1,447)	$(10,221)	$(22,889)	$(29,917)	$(6,785)
Financing activities	$(94,320)	$(59,411)	$261,390	$288,366	$67,481

Seasonality and Variability in Quarterly Results

Prior to 2006, the Company experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. During 2007, this seasonal pattern in the homebuilding industry was not apparent. The seasonal nature of our homebuilding and mortgage lending business are described in more detail in Item 1A, Risk Factors Relating to Our Business. The following table reflects our unaudited summarized quarterly consolidated financial and operational information for the two years ended December 31, 2007 (in thousands, except per share and unit amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2007
Home sales revenue	$715,244	$651,124	$687,813	$711,800
Total revenue	$784,756	$686,661	$716,708	$745,124
Asset impairments	$175,199	$248,950	$161,050	$141,422
General and administrative expenses(1)	$59,486	$76,482	$80,090	$90,657
Net loss(2)	$(281,092)	$(155,378)	$(106,072)	$(94,398)
Orders for homes, net (units)	748	1,228	1,970	2,558
Homes closed (units)	2,200	1,963	2,031	2,001
Homes in Backlog at period end (units)	1,947	3,399	4,134	4,195
Estimated Backlog sales value at period end	$650,000	$1,210,000	$1,480,000	$1,500,000
Loss per share
Basic	$(6.14)	$(3.40)	$(2.32)	$(2.07)
Diluted	$(6.14)	$(3.40)	$(2.32)	$(2.07)
Weighted-Average Shares Outstanding
Basic	45,772	45,751	45,722	45,501
Diluted	45,772	45,751	45,722	45,501

(1)

General and administrative expenses for the 2007 fourth quarter include the impact of approximately $10 million of accruals from prior quarters which were reversed in the fourth quarter due to changes in the estimated and actual 2007 bonus payments.

(2)	Net loss in the 2007 fourth quarter includes the impact of recording a valuation allowance of $160.0 million against our deferred tax assets.

	Quarter
	Fourth	Third	Second	First
2006
Home sales revenue	$1,294,140	$1,050,700	$1,188,561	$1,117,155
Total revenue	$1,343,413	$1,080,923	$1,231,981	$1,145,425
Asset impairments	$91,252	$19,915	$260	$600
General and administrative expenses	$92,284	$99,779	$115,551	$111,265
Net (loss) income	$(6,365)	$48,706	$76,491	$95,421
Orders for homes, net (units)	1,571	2,120	2,738	3,800
Homes closed (units)	3,594	2,955	3,376	3,198
Homes in Backlog at period end (units)	3,638	5,661	6,496	7,134
Estimated Backlog sales value at period end	$1,300,000	$2,100,000	$2,440,000	$2,700,000
(Loss) earnings per share
Basic	$(0.14)	$1.08	$1.70	$2.13
Diluted	$(0.14)	$1.06	$1.66	$2.08
Weighted-Average Shares Outstanding
Basic	45,073	44,972	44,939	44,820
Diluted	45,073	45,868	45,972	45,970

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

The 2006 calendar year reflected the acceleration of a dramatic downturn in the homebuilding industry. The challenges we encountered intensified significantly during 2007 and expanded beyond homebuilding into the mortgage lending industry and the credit and capital markets. As a result, during 2007, the homebuilding sector experienced what appeared to be an extraordinary absence of consumer demand for new homes. We responded to these conditions in a number of ways. However, we were not immune to the uncertainties in the wider credit and capital markets. We believe that the stability of these markets will play a major role in the timing, strength and sustainability of a turnaround in the homebuilding and mortgage lending industries. Additionally, while certain governmental agencies and other mortgage industry participants have taken steps recently to ease the downturn in the credit, capital and homebuilding markets, we cannot provide any assurance as to the impact their efforts will have on our Company or the homebuilding industry as a whole, as the on-going severity and duration of this downturn continues to be unknown. See “Forward-Looking Statements” below.

Each of our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries, which we believe included, among other things, on-going homebuyer concerns about declines in the market value of homes, as well as reduced availability of credit for homebuyers caused by tightening mortgage loan underwriting criteria and an overall reduction in liquidity in the mortgage industry. We believe these and other factors contributed to, among other things: (1) significant increases in competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to the increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify.

For MDC, these conditions resulted in an increased Cancellation Rate (as defined below), fewer closed homes, decreased new home orders, reduced year-over-year Backlog and lower Home Gross Margins (as defined below) in 2007, resulting in asset impairments of $726.6 million recorded during the year ended December 31, 2007. As a consequence, we incurred a pre-tax loss of $756.5 million during 2007, compared with pre-tax income of $333.1 million during 2006. Additionally, we incurred a net loss of $636.9 million during 2007, which includes the impact of a $160.0 million valuation allowance recorded against our deferred tax assets, compared with net income of $214.3 million during 2006. Because of the uncertainty surrounding the severity and duration of the downturn in the homebuilding and mortgage lending industries, we are unable to determine the potential for net losses in future reporting periods. See “Forward-Looking Statements” below.

Recognizing the challenges presented by the downturn in the homebuilding and mortgage lending businesses, our management focused on the following throughout 2007:

•	We continued our efforts to right-size our operations in an attempt to reduce our general and administrative expenses in response to significant decreases in the number of homes sold and closed by:

•	consolidating homebuilding divisions in several of our markets;

•	eliminating most of our regional homebuilding offices;

•	consolidating office space and vacating a number of office facilities in many of our markets; and

•	reducing Company-wide headcount across all departments.

•	We increased our efforts to control costs through continued renegotiations of material and labor costs with our suppliers and subcontractors.

•	We lowered our portfolio of lots owned and controlled in each market by:

•	limiting the purchase of lots;

•	selling land that no longer met our strategic objectives;

•	terminating option contracts to purchase lots that no longer satisfied our underwriting criteria; and

•	constructing, selling and closing homes in the ordinary course of business;

•	We limited our cash outflows through tighter controls over:

•	land acquisition expenditures;

•	land development and home construction costs; and

•	construction of speculative inventories and new home starts.

•	We strengthened our management of risks associated with the origination and subsequent sales of mortgage loan products by:

•	tightening our mortgage loan underwriting criteria;

•	originating mortgage loan products for which our customers might qualify, such as government loans, that conform to HomeAmerican’s tightened mortgage underwriting criteria;

•	limiting representations and warranties, including certain borrower payment default provisions on mortgage loans HomeAmerican sold to third-party purchasers; and

•	reducing and/or eliminating the origination of higher risk mortgage loans, including Alt-A (as defined below), second mortgages and sub-prime (as defined below) loans.

•

We focused more closely on sales initiatives intended to generate traffic, new home orders and maintain home orders in Backlog until they close, including targeted sales and marketing programs and increased home sales incentives.

•	We expanded the scope of our national customer experience initiative, which is intended to improve the home buying and home ownership experience.

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

Homebuilding Inventory Valuation (Held-for-Development). Our homebuilding inventories accounted for on a held-for-development basis include assets associated with subdivisions in which we intend to construct and sell homes on the land. Each such subdivision represents the lowest level of identifiable cash flows. The inventory in our held-for-development subdivisions also includes assets associated with model and speculative homes. Homebuilding inventories that are accounted for as held-for-development are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. In making this determination, we review, among other things, the following for each subdivision:

•

actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed in the (1) prior two completed fiscal quarters on an individual basis; (2) current fiscal quarter; (3) last six months; and (4) last twelve months;

•	estimated future undiscounted cash flows and Operating Profit;
•	forecasted Operating Profit for homes in Backlog;
•	actual and trending net and gross home orders;

•

base sales price and home sales incentive information for homes that (1) closed in the prior two completed fiscal quarters; (2) closed in the current fiscal quarter; (3) are in Backlog as of the end of the current fiscal quarter; and (4) are forecasted to close over the remaining life of the subdivision;

•	market information for each sub-market, including competition levels and the size and style of homes currently being offered for sale; and
•	known or probable events indicating that the carrying value may not be recoverable.

On a quarterly basis, if events or circumstances indicate that the carrying value of our held-for-development inventory may not be recoverable, such assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by the following:

•	estimates of future base selling prices;
•	estimates of future home sales incentives; and
•	estimates of future home construction and land development costs.

These estimates are dependent on specific market or sub-market conditions for each subdivision. While we consider available information to determine what we believe to be our best estimates as of the end of a reporting period, these estimates are subject to change in future reporting periods as facts and circumstances change. Local market-specific conditions that may impact these estimates for a subdivision include:

•	historical subdivision results, and actual and trending Operating Profit, base selling prices and home sales incentives;

•	forecasted Operating Profit for homes in Backlog;

•	the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors;

•	the current sales pace for active subdivisions;

•	subdivision specific attributes, such as location, availability of lots in the sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;

•	potential for alternative home styles to respond to local market conditions;

•	changes by management in the sales strategy of a given subdivision; and

•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ between subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead us to price our homes to minimize deterioration in our Home Gross Margins, although, it may result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in our key assumptions, including estimated construction and development costs, absorption pace, selling strategies or discount rates could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted future cash flows of a subdivision are less than its carrying value, the carrying value of the subdivision is written down to its then estimated fair value. For subdivisions that continue to be held-for-development, the carrying value is not written up for increases in the estimated fair value of such subdivisions in subsequent reporting periods.

Management determines the estimated fair value of each held-for-development subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The estimated future cash flows are the same for both our recoverability and fair value assessments. Factors we consider when determining the discount rate to be used for each subdivision include, among others:

•	the number of lots in a given subdivision;

•	the amount of future land development costs to be incurred;

•	risks associated with the home construction process, including the stage of completion for the entire subdivision and the number of owned lots under construction;

•	market risks, including volatility in home prices and risks associated with markets with high average selling prices of homes; and

•	the estimated remaining lifespan of the subdivision.

For the year ended December 31, 2007, discount rates used in our estimated discounted cash flow assessments ranged from 10% to 18%. For our held-for-development inventory, we recorded $169.9 million and $515.6 million, respectively, of impairments to our housing completed or under construction and land and land under development during the year ended December 31, 2007. The Company allocates the impairments recorded between housing completed or under construction and land and land under development for each impaired subdivision based upon the status of construction of a home on each lot (i.e. if the lot is in housing completed or under construction, the impairment for that lot is recorded against housing completed or under construction). The allocation of impairment is the same to each lot in a given subdivision. These impairments, together with impairments of our held-for-sale inventory and intangible assets, are presented as a separate line in the Consolidated Statements of Operations. Changes in management’s estimates, particularly the timing and amount of the estimated future cash inflows and outflows, forecasted average selling prices of homes to be sold and closed and the present value discount rate used in the fair value calculation, can materially affect any impairment calculation. Because our forecasted cash flows are impacted significantly by changes in market conditions, it is reasonably possible that actual results could differ from those estimates.

Homebuilding Inventory Valuation (Held-for-Sale).  We record land held-for-sale at the lower of its carrying value or fair value less costs to sell. In accordance with SFAS 144, the classification of land as held-for-sale is based on the following criteria:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Additionally, in certain circumstances, management will re-evaluate the best use of an asset that is currently being accounted for as held-for-development. In such situations, management will review, among other things: (1) average sales prices for homes that have closed, are in Backlog and forecasted for future sales; (2) current competition levels and estimated levels of competition in future reporting periods; (3) estimated development costs that have yet to be incurred; and (4) the total number of lots owned in each subdivision and surrounding areas. If, based upon this evaluation, management believes that the best use of the asset is the sale of the asset in its current condition, all or portions of the subdivision will be accounted for as held-for-sale, assuming all of the foregoing held-for-sale criteria have been met at the end of the applicable reporting period.

In performing the impairment evaluation for land accounted for on a held-for-sale basis, management considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation) and recent bona fide offers received from outside third-parties. If the estimated fair value less cost to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less cost to sell. We monitor the fair value of held-for-sale assets on a periodic basis through the disposition date. Subsequent increases in the fair value less cost to sell of a held-for-sale asset, if any, is recognized as a decrease to impairments in our Consolidated Statements of Operations during such subsequent period, but not in excess of the cumulative impairment that was recorded previously while it was a held-for-sale asset. During the years ended December 31, 2007 and 2006, we recorded impairments on our held-for-sale inventories of $40.7 million and $2.5 million, respectively.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

•	future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);

•	taxable income in prior carryback years;

•	tax planning strategies; and

•	future taxable income exclusive of reversing temporary differences and carryforwards.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. Examples of positive evidence may include:

•

a strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition;

•	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and

•	existing Backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the current and previous two years);

•	an expectation of being in a cumulative loss position in a future reporting period;

•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2007, after considering a number of factors, most notably our expectation of being in a three-year cumulative operating loss position during 2008, we established a valuation allowance of $160.0 million against our deferred tax assets.

Future adjustments, either increases or decreases, to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. For example, the valuation allowance could change significantly if the $160.6 million of net deferred tax assets still remaining at December 31, 2007 is not realized during fiscal 2008 through federal or state carryback or reversals of existing taxable temporary differences. This could occur if actual levels of home closings and/or land sales during 2008 are less than currently projected. Additionally, our December 31, 2007 valuation allowance may be further impacted by, among other things:

•	additional inventory impairments;

•	additional pre-tax operating losses; or

•

the utilization of tax planning strategies that could accelerate the realization of certain deferred tax assets (for example, funding certain accrued liabilities such as employee vacation accruals or pension liabilities).

Because our valuation allowance can be impacted by any one or a combination of the foregoing factors, we do not believe it is possible to develop a sensitivity analysis associated with potential adjustments to the valuation allowance on our deferred tax assets. Additionally, due to the considerable estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is reasonably possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

Income Taxes—FIN 48 (as defined below).  We apply the interpretations prescribed by FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in accounting for the uncertainty in income taxes recognized in our Consolidated Financial Statements. FIN 48 provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Revenue Recognition.  We recognize revenue from home closings and land sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when: (1) the closing has occurred; (2) title has passed to the buyer; (3) possession and other attributes of ownership have been transferred to the buyer; (4) we are not obligated to perform significant additional activities after closing and delivery; and (5) the buyer demonstrates a commitment to pay for the property through an adequate initial and continuing investment. In accordance with SFAS 66, the buyer’s initial investment shall include: (1) cash paid as a down payment; (2) the buyer’s notes supported by irrevocable letters of credit; (3) payments made by the buyer to third-parties to reduce existing indebtedness on the property; and (4) other amounts paid by the buyer that are part of the sales value of the property. For home closings, we evaluate the initial investment for home purchase financing provided under Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds,” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.”

For home closings, if the homebuyer has sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, we utilize the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Operating Profit is deferred and subsequently recognized on the date that HomeAmerican sells the homebuyer’s loan, or loans, to a third-party purchaser. We had $1.4 million and $23.1 million in deferred Operating Profits associated with homes that closed for which the initial or continuing investment criteria were not met as of December 31, 2007 and December 31, 2006, respectively. The deferral of Operating Profits is recorded as a reduction to home sales revenue in the Consolidated Statements of Operations.

In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a sale of a homebuyer loan has occurred when the following criteria have been met: (1) the payment from the third-party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the loan. Factors that we consider in assessing whether a sale of a mortgage loan has occurred in accordance with SFAS 140 include, among other things: (1) the recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the loan; and (3) the control HomeAmerican retains, or is perceived to retain, over the administration of the loan post-closing.

Income with respect to loan origination fees, net of certain direct loan origination costs incurred, and loan commitment fees are deferred and amortized over the life of the loan. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between us and the third-party purchaser in accordance with the provisions of SFAS 140. Based upon the current terms of HomeAmerican’s contracts, exchange of consideration is deemed effective when we receive the proceeds from the third-party purchaser and when the specified records are delivered, either electronically or manually, to the third-party purchaser.

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

Our homebuilding reportable segments are as follows:

•	West (Arizona, California and Nevada);
•	Mountain (Colorado and Utah);
•	East (Virginia and Maryland); and
•	Other Homebuilding (Delaware Valley, Florida and Illinois)

Stock-Based Compensation.  We account for share-based payment awards, generally grants of stock options and restricted stock, in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which can require significant judgment in estimating the fair value of the share-based payment awards and related compensation. Stock-based compensation expense was $12.5 million and $16.6 million for the years ended December 31, 2007 and 2006, respectively, and was recorded to general and administrative expenses in the Consolidated Statements of Operations. See Note 14 to the Consolidated Financial Statements for a further discussion on share-based payment awards.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the twelve months ended December 31, 2007 and 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of the Company’s common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) dividend yield rate. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The dividend yield assumption is based on our historical and expected dividend payouts. The expected life of employee stock options represents the weighted-average period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. We determine the estimated fair value of the share-based payment awards in accordance with the provisions of SFAS 123(R) on the date they were granted. The fair values of previously granted share-based payment awards are not adjusted as subsequent changes in the foregoing assumptions occur, for example, an increase or decrease in the price of the Company’s common stock. However, changes in the foregoing inputs, particularly the price of the Company’s common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all awards granted subsequent to January 1, 2006, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. In accordance with SFAS 123(R), we have estimated an annual forfeiture rate to be applied to all share-based payment awards that were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. We estimated the annual forfeiture rate generally to be 25% for share-based payment awards granted to Non-Executives (as defined in Note 14 to our Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 14 to our Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

Home Cost of Sales.  Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs. We use the specific identification method for the purpose of accumulating home construction costs and an average cost method to allocate land acquisition and development costs to each home. We record all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare our home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain land development and home construction costs. Generally, these accruals are established based upon contracted work for which payment has yet to be made, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs. These accruals represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2007 and 2006, we had $42.3 million and $64.2 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Warranty Costs.  Our homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home designs and geographical areas. Certain factors are considered in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical amount paid as a percent of home construction costs; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain subdivisions and require higher per-house reserves for those specific subdivisions. Accordingly, the process of determining our warranty reserves balance necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact the warranty reserves balance.

Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are then recorded against our land development and home construction accruals. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general warranty reserves. General warranty reserves not utilized for a particular house are evaluated on a monthly basis for reasonableness in the aggregate on both a market-by-market and consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated on a monthly basis in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the aggregate reserve and the per unit reserve amount originally included in home cost of sales, as well as the timing of any reversals of the original reserve. We continue to evaluate the adequacy of the warranty reserves and, based on historical results, believe that our existing estimation process is materially accurate and do not anticipate the process to change materially in the future. Because our warranty reserves can be impacted by a significant number of factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor. However, it is at least reasonably possible that changes to our assumptions could have a material impact on our warranty reserves balance.

Insurance Reserves.  We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. The process of determining our insurance reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact our insurance reserve balances. Accordingly, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor. However, it is at least reasonably possible that changes in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our insurance reserve balances.

Land Option Contracts.  In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. Option deposits and pre-acquisition costs we incur related to our lot option purchase contracts are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” if all of the of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable meaning we are actively seeking and have the ability to acquire the property and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including, per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to general and administrative expense in the Consolidated Statements of Operations when we believe it is no longer probable that we will acquire the lots under option. We expensed $23.4 million, $29.7 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to the write-off of option deposits and capitalized pre-acquisition costs. At December 31, 2007, we had the right to acquire 3,615 lots under option contracts, with approximately $6.3 million and $6.5 million in non-refundable cash and letters of credit option deposits at risk, respectively, and $1.4 million in capitalized pre-acquisition costs.

We also evaluate these transactions in accordance with revised FIN 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). Our obligation with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit. At December 31, 2007, the total purchase price for lots under option was $419 million. Pursuant to FIN 46R, certain of these contracts could create a variable interest, with the land seller being the variable interest entity (“VIE”) and, as such, could require us to consolidate the assets and liabilities of the VIE. We have evaluated all lot option purchase contracts that were executed or had significant modifications during 2007 pursuant to FIN 46R, and considered (1) what investments were at risk; (2) contractual obligations to perform; (3) expected changes in market prices of land over a given period; and (4) annual risk free interest rates. Based on these evaluations, we determined that our interests in these VIEs did not result in significant variable interests or require us to consolidate the VIEs. Due to the nature of the assumptions used in our evaluation process, it is possible that our evaluation of lot option contracts in the future could result in MDC being identified as the primary beneficiary, which could result in our consolidation of a VIE.

Since we own no equity interest in any of the unaffiliated VIEs that we must evaluate pursuant to FIN 46R, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair values of the assets of the evaluated VIEs have been assumed to be the remaining contractual purchase price of the land or lots we are purchasing.

We periodically enter into lot option arrangements with third-parties that will purchase or have purchased property at our direction which we may later acquire. We evaluate these transactions in accordance with FIN 46R, as well as under SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”), to determine if we should record an asset and liability at the time we enter into the lot option contract. Factors considered include (1) amount of deposit at risk; (2) loss of anticipated future operating income associated with selling homes; (3) unreimbursed commitments to incur costs associated with lots; and (4) the uniqueness or location of the lots. Based upon these evaluations of lot option purchase contracts executed during 2007, we determined that no asset or liability was required to be recorded prior to the date of purchase.

RESULTS OF OPERATIONS

The following discussion compares results for the year ended December 31, 2007 with the year ended December 31, 2006.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by reportable segment (dollars in thousands).

	Years Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$(621,774)	$235,954	$(857,728)	-364%
Mountain	(11,395)	43,490	(54,885)	-126%
East	(38,748)	104,706	(143,454)	-137%
Other Homebuilding	(92,251)	(12,709)	(79,542)	-626%

Total Homebuilding	(764,168)	371,441	(1,135,609)	-306%
Financial Services and Other	23,062	45,186	(22,124)	-49%
Corporate	(15,358)	(83,490)	68,132	82%

Consolidated	$(756,464)	$333,137	$(1,089,601)	-327%

We recognized a loss before income taxes in our homebuilding segments during the year ended December 31, 2007, primarily resulting from: (1) asset impairments of $726.6 million; (2) significant decreases in Home Gross Margins in most of our homebuilding segments; and (3) closing fewer homes in each of our homebuilding segments during the twelve months ended December 31, 2007. Partially offsetting these items were decreases in general and administrative, commission and marketing expenses of $69.7 million, $53.2 million and $11.8 million, respectively, during 2007.

In our West segment, the loss before income taxes during 2007 primarily was due to: (1) asset impairments of $581.5 million; (2) a 1,000 basis point decrease in Home Gross Margins; and (3) closing 2,670 fewer homes. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $75.9 million during the year ended December 31, 2007. In our Mountain segment, the loss before income taxes during the twelve months ended December 31, 2007 primarily resulted from asset impairments of $30.1 million and closing 854 fewer homes. These items in our Mountain segment partially were offset by a combined decrease in general and administrative and commission expenses of $5.9 million.

In our East segment, we recognized losses before income taxes during 2007 primarily due to: (1) asset impairments of $42.1 million; (2) a decrease in Home Gross Margins of 1,290 basis points; and (3) closing 519 fewer homes. These items partially were offset by a combined decrease in general and administrative and commission expenses of $27.3 million during the year ended December 31, 2007. We recognized losses before income taxes during 2007 in our Other Homebuilding segment primarily resulting from: (1) asset impairments of $73.0 million; (2) closing 885 fewer homes; and (3) a decrease in Home Gross Margins of 380 basis points. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $26.1 million during 2007.

Income before income taxes in our Financial Services and Other segment was lower during the twelve months ended December 31, 2007 due to a combined decrease of $30.2 million in gains on sales of mortgage loans and broker origination fees. These declines partially were offset by decreases of $17.6 million in general and administrative expenses during 2007.

Loss before income taxes in our Corporate segment during the year ended December 31, 2007 decreased primarily as a result of: (1) a $29.0 million increase in interest income, net; (2) $10.3 million in gains recognized on the sale of two aircraft; and (3) decreases of $24.9 million in general and administrative expense.

Total Revenue.  The table below summarizes total revenue by reportable segment (dollars in thousands).

	Years Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$1,725,766	$2,871,040	$(1,145,274)	-40%
Mountain	549,771	730,489	(180,718)	-25%
East	318,723	628,508	(309,785)	-49%
Other Homebuilding	253,627	493,628	(240,001)	-49%

Total Homebuilding	2,847,887	4,723,665	(1,875,778)	-40%
Financial Services and Other	63,508	103,243	(39,735)	-38%
Corporate	41,839	1,788	40,051	N/A
Intercompany adjustments	(19,985)	(26,954)	6,969	26%

Consolidated	$2,933,249	$4,801,742	$(1,868,493)	-39%

The decrease in total revenue for our homebuilding segments during the year ended December 31, 2007 resulted from a significant decline in home sales revenue primarily due to: (1) closing a combined 4,928 fewer homes in our homebuilding segments, most notably in our West segment; and (2) decreases in the average sales price of homes closed in most of our markets. Total revenue during 2007 for our Financial Services and Other segment decreased primarily from lower gains on sales of mortgage loans, which were driven by: (1) originating significantly fewer mortgage loans as a result of the declines in our home closing levels; (2) lower Capture Rates (as defined below) during 2007; and (3) a shift to a less profitable, but risk-mitigating, strategy of selling mortgage loan products faster after origination. Total revenue in our Corporate segment improved during the twelve months ended December 31, 2007 due to an increase in interest income generated from significantly higher cash balances throughout 2007, as well as the recognized gains on sale of two aircraft.

Inter-company adjustments relate to mortgage loan origination fees paid at the time of home closings by our homebuilding subsidiaries to HomeAmerican on behalf of our homebuyers. The 2007 decrease primarily resulted from lower levels of home closings in each of our reportable segments.

Home Sales Revenue.  The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Years Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$ 1,676,731	$2,851,850	$(1,175,119)	-41%
Mountain	539,692	728,135	(188,443)	-26%
East	317,111	624,865	(307,754)	-49%
Other Homebuilding	252,432	472,660	(220,228)	-47%

Total Homebuilding	2,785,966	4,677,510	(1,891,544)	-40%
Intercompany adjustments	(19,985)	(26,954)	6,969	26%

Consolidated	$2,765,981	$4,650,556	$(1,884,575)	-41%

In our West segment, the 2007 decrease in home sales revenue primarily resulted from closing 2,670 fewer homes, as well as lower average selling prices for homes closed in each market within this segment. Home sales revenue in our Mountain segment decreased during the year ended December 31, 2007 due to closing 854 fewer homes. This decrease partially was offset by higher average selling prices for homes closed in this segment during 2007.

The decline in home sales revenue for the year ended December 31, 2007 in our East segment primarily was due to lower average selling prices of closed homes in each market within this segment and the impact of closing 519 fewer homes. Home sales revenue in our Other Homebuilding segment decreased during 2007 primarily due to closing 885 fewer homes and lower average selling prices for homes closed in our Florida market. These items partially were offset by higher average selling prices of homes closed in our Delaware Valley market.

Land Sales Revenue.  Land sales revenue was $50.1 million and $34.6 million during the years ended December 31, 2007 and 2006, respectively. Land sales revenue during 2007 primarily related to the sale of nearly 2,000 lots in more than 20 subdivisions located primarily in California, Arizona, Nevada and Utah. The increase during 2007 primarily resulted from the continued deterioration in new home sales market that led us to the conclusion that the best use of these assets was to sell them in their current condition.

Other Revenue.  The table below sets forth the components of other revenue (dollars in thousands).

	Years Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$30,682	$58,262	$(27,580)	-47%
Broker origination fees	7,014	9,632	(2,618)	-27%
Insurance revenue	17,241	25,367	(8,126)	-32%
Interest income, net	37,322	8,303	29,019	350%
Title and other	24,879	15,011	9,868	66%

Total other revenue	$117,138	$116,575	$563	0%

Other revenue remained relatively constant during the year ended December 31, 2007 and primarily resulted from increases in interest income, net and title and other revenue. Interest income, net increased due to our cash balances being significantly higher throughout 2007, resulting from our on-going efforts to limit inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents consisted of funds in highly liquid, cash equivalents. Title and other revenue increased during 2007 primarily due to the sale of two aircraft, which resulted in $10.3 million in gains. These increases to other revenue partially were offset by lower gains on sales of mortgage loans as we originated fewer mortgage loans during 2007, due to MDC closing 38% fewer homes and a decline in our Capture Rate (as defined below).

Home Cost of Sales.  Home cost of sales primarily includes land and construction costs, capitalized interest, closing costs and reserves for warranty, and excludes commissions, amortization of deferred marketing costs and inventory impairments. The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Years Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$1,465,437	$2,207,255	$(741,818)	-34%
Mountain	449,219	603,246	(154,027)	-26%
East	261,057	433,594	(172,537)	-40%
Other Homebuilding	224,699	402,515	(177,816)	-44%

Total Homebuilding	2,400,412	3,646,610	(1,246,198)	-34%
Intercompany adjustments	(19,985)	(26,954)	6,969	-26%

Consolidated	$2,380,427	$3,619,656	$(1,239,229)	-34%

The decrease in home cost of sales during the year ended December 31, 2007, primarily resulted from closing fewer homes in each of our homebuilding segments, particularly in our West segment, where we closed 34% fewer homes.

The decrease in our West segment primarily resulted from closing 2,670 fewer homes and closing homes in subdivisions for which we recorded $99.8 million of inventory impairments, as the inventory impairments resulted in lower lot cost bases and are not included in home cost of sales when initially recorded. The decrease in our Mountain segment primarily resulted from closing 854 fewer homes and the impact of closing homes in subdivisions for which we recorded $3.8 million of inventory impairments. Partially offsetting these decreases were increases in finished lot costs and home construction costs primarily due to changes in the size and style of homes being closed during 2007.

In our East segment, home cost of sales decreased primarily due to closing 519 fewer homes and the impact of closing homes in subdivisions for which we recorded $7.1 million of inventory impairments. These decreases partially were offset by increases in finished lot costs for closed homes. The decrease in home cost of sales in our Other Homebuilding segment primarily resulted from closing 885 fewer homes and the impact of closing homes in subdivisions for which we recorded $10.9 million of inventory impairments. Partially offsetting these decreases were increases in the finished lot cost and home construction costs on homes closed during 2007.

Land Cost of Sales.  Land cost of sales was $59.5 million and $33.5 million at December 31, 2007 and 2006, respectively. The 2007 increase primarily related to the sale of nearly 2,000 lots in more than 20 subdivisions located primarily in California, Arizona, Nevada and Utah. Additionally, land cost of sales during the year ended December 31, 2007 was impacted positively by our selling lots for which we previously had recorded $93.5 million of inventory impairments.

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded for the twelve months ended December 31, 2007 and 2006 (in thousands).

	Year Ended December 31,		2007 Increase
	2007	2006	(Decrease)
Land and Land Under Development (Held-for-Development)
West	$419,471	$69,231	$350,240
Mountain	24,194	1,010	23,184
East	29,057	6,331	22,726
Other Homebuilding	42,832	5,265	37,567

Subtotal	515,554	81,837	433,717

Housing Completed or Under Construction (Held-for-Development)
West	135,081	20,636	114,445
Mountain	5,912	882	5,030
East	12,998	1,905	11,093
Other Homebuilding	15,901	1,618	14,283

Subtotal	169,892	25,041	144,851

Land and Land Under Development (Held-for-Sale)
West	26,942	937	26,005
Mountain	—	—	—
East	—	—	—
Other Homebuilding	13,765	1,600	12,165

Subtotal	40,707	2,537	38,170

Intangible Assets	468	2,612	(2,144)

Consolidated Asset Impairments	$726,621	$112,027	$614,594

The impairments recorded during 2007 increased significantly for each of our reportable segments, and most notably in our West segment. For each of our segments, the impairments on our held-for-development inventory primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by the Company’s competitors; (2) stimulate new home orders; (3) maintain homes in Backlog until they close; and (4) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans. The impairments on our held-for-development inventory in the West segment were significantly higher than impairments recorded in our other homebuilding segments. This primarily resulted from the following: (1) the fact that our owned lots and active subdivisions in our West segment comprised nearly 53% of our consolidated owned lots and active subdivisions at December 31, 2007, and 61% and 50%, respectively, at December 31, 2006, resulting in approximately 48% and 62% of our total inventory being concentrated in our West segment at December 31, 2007 and 2006, respectively; (2) competition within the sub-markets of our West segment appeared to be more pronounced than in our other homebuilding segments and, as a result, we saw significant home price reductions offered by our competitors; (3) the homebuyers in our West segment are comprised largely of entry level homebuyers, compared with a wider range of homebuyers in our other homebuilding segments, and their ability to obtain suitable mortgage loan financing has been impacted more adversely from the decreased availability of mortgage loan products; and (4) the market value of homes in Arizona, California and Nevada increased more significantly than in other segments during 2004 and 2005, in large part due to a greater number of investors purchasing homes on a speculative basis, resulting in the values of homes in these markets being susceptible to greater declines, due to, among other factors, the exit of investors from the new home sales market. Consequently, a majority of the active subdivisions within each market of our West segment were impaired during 2007.

During 2007, we recorded impairments of $40.7 million on our held-for-sale inventory. These impairments primarily relate to inventory in the California market of our West segment and the Florida market of our Other Homebuilding segment. The impairments in our West segment relate to approximately 400 lots in 6 subdivisions and primarily resulted from a deterioration in related market conditions that led us to the conclusion that the best use of these assets is to sell them in their current condition. The impairments recorded in our Other Homebuilding segment primarily relate to assets in our Tampa sub-market, which we are in the process of exiting.

The following table sets forth the inventory impairments that were recorded on a quarterly basis during 2007 and 2006, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands). The inventory impairments that we recorded during 2007 and 2006 related primarily to inventories that were contracted for in 2004 and 2005.

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for-Sale	Total Inventory Impairments
March 31, 2007	$136,422	$5,000	$141,422	$381,117	3,284	52
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153

Consolidated	$685,446	$40,707	$726,153

March 31, 2006	$—	$600	$600	$16,394	301	6
June 30, 2006 .	—	260	260	2,457	11	1
September 30, 2006	19,175	740	19,915	86,125	399	13
December 31, 2006	87,703	937	88,640	353,758	2,287	52

Consolidated	$106,878	$2,537	$109,415

Marketing Expenses.   The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$70,539	$77,572	$(7,033)	-9%
Mountain	21,019	20,739	280	1%
East	13,395	13,045	350	3%
Other Homebuilding	12,135	17,500	(5,365)	-31%

Consolidated	$117,088	$128,856	$(11,768)	-9%

Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. Marketing expenses were lower in both our West and Other Homebuilding segments during 2007, primarily resulting from decreases of $3.3 million and $2.5 million, respectively, in advertising costs as we modified our marketing approach by shifting to lower cost advertising methods, and decreases of $5.2 million and $1.3 million, respectively, in amortization of deferred marketing costs resulting from closing fewer homes in each of these segments.

Commission Expenses.   The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$59,890	$90,457	$(30,567)	-34%
Mountain	18,925	23,784	(4,859)	-20%
East	10,358	19,646	(9,288)	-47%
Other Homebuilding	8,778	17,221	(8,443)	-49%

Consolidated	$97,951	$151,108	$(53,157)	-35%

Commission expenses primarily include direct incremental commissions paid for closed homes. Commission expenses within each of our homebuilding segments decreased during 2007, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment. These decreases primarily were due to a corresponding decline of 41% in home sales revenue and were slightly offset by increases in the commission rates paid to outside brokers.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$117,743	$156,062	$(38,319)	-25%
Mountain	35,855	36,862	(1,007)	-3%
East	29,781	47,819	(18,038)	-38%
Other Homebuilding	27,076	39,386	(12,310)	-31%

Total Homebuilding	210,455	280,129	(69,674)	-25%
Financial Services and Other	40,445	58,059	(17,614)	-30%
Corporate	55,815	80,691	(24,876)	-31%

Consolidated	$306,715	$418,879	$(112,164)	-27%

General and administrative expenses for each of our homebuilding segments decreased during the year ended December 31, 2007. These reduced expenses resulted from various initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets, including consolidating a number of our homebuilding divisions and reducing employee headcount. Through these efforts, we have reduced our homebuilding divisions to 12 as of December 31, 2007 from 27 and 23 at December 31, 2005 and 2006, respectively, allowing us to consolidate office space in many of our markets. Additionally, our employee headcount has decreased throughout 2007 to approximately 2,200 at December 31, 2007, from a peak of approximately 4,200 at December 31, 2005 and approximately 3,200 at December 31, 2006.

The 2007 decrease in general and administrative expenses for the homebuilding segments was most notable within the West segment, which primarily resulted from the following decreases: (1) $28.2 million in employee compensation and other employee-related benefit costs; (2) $9.8 million of inter-company supervisory fees (“Supervisory Fees”); and (3) $7.8 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. These items partially were offset by approximately $5.8 million in restructuring expenses incurred in 2007 in connection with consolidating 12 divisions to four at December 31, 2006 and 2007, respectively. General and administrative expenses decreased during 2007 in our East segment primarily due to:

(1) decreases of $12.6 million in employee compensation and other employee-related benefit costs, as we lowered our headcount throughout 2007 by 33% from December 31, 2006 in this segment; and (2) a combined decrease of $2.6 million in depreciation and amortization and write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

General and administrative expenses in our Other Homebuilding segment was lower during 2007, resulting primarily from decreases of: (1) $7.5 million in employee compensation and other employee-related benefit costs, as we lowered our headcount throughout 2007 by 39% from December 31, 2006 in this segment; (2) $3.0 million in depreciation and amortization of our long-lived and intangible assets; and (3) $2.1 million in Supervisory Fees. In our Mountain segment, general and administrative expenses decreased slightly due to lower employee compensation and other employee-related benefit costs, as we decreased our headcount throughout 2007 by 25% from December 31, 2006 in this segment, partially offset by a $2.3 million increase in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

In our Financial Services and Other segment, general and administrative expenses declined during the year ended December 31, 2007, primarily due to decreases in: (1) compensation-related costs of approximately $9.4 million, as we reduced our employee headcount for this segment during 2007 by 33% from December 31, 2006; and (2) insurance premium expenses of $9.3 million.

In our Corporate segment, general and administrative expenses decreased during the twelve months ended December 31, 2007, primarily resulting from decreases of: (1) $15.1 million in executive bonuses; (2) $15.0 million in employee compensation and other employee benefit-related costs, as we reduced the headcount of our Corporate segment throughout 2007 by approximately 31% during 2007; and (3) $3.6 million associated with stock-based compensation expense, also due in part to fewer Corporate employees and a decrease in the fair market value of stock-options granted during 2007, compared with 2006. These items partially were offset by a $12.0 million decrease in Supervisory Fees. See Note 3 to our Consolidated Financial Statements regarding Supervisory Fees.

Related Party Expenses.   Related party expenses were $1.4 million and $4.6 million for the years ended December 31, 2007 and 2006, respectively, and primarily relate to contributions we made or pledged to the MDC/Richmond American Homes Foundation (the “Foundation”). We committed to contributing $1.0 million and $3.3 million in the form of MDC common stock for 2007 and 2006, respectively, to the Foundation.

The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code (“I.R.C.”). Certain directors and officers of the Company are the trustees and officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of at least three members of the board of trustees and, accordingly, none of the trustees should be deemed to beneficially own such shares.

Income Taxes.   Our overall effective income tax rates were 15.8% and 35.7% for the years ended December 31, 2007 and 2006, respectively. The decrease in our effective tax rate during 2007 resulted primarily from recording a $160.0 million valuation allowance against our deferred tax assets, as well as the impact of reductions in the benefits from I.R.C. Section 199, “Income Attributable to Domestic Production Activities,” (“Section 199”) deduction and an increase in permanent differences primarily related to accruals for non-deductible excess compensation under I.R.C. Section 162(m), “Certain Excessive Employee Remuneration.”

The following discussion compares results for the year ended December 31, 2006 with the year ended December 31, 2005.

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

Income before income taxes in our homebuilding segments decreased during 2006, primarily resulting from: (1) significant decreases in Home Gross Margins in each homebuilding segment; (2) closing fewer homes during 2006 in each homebuilding segment; and (3) increases in marketing, commissions and general and administrative expenses in each homebuilding segment except for our Mountain segment. Additionally, during 2006 we incurred asset impairments in our West, Mountain, East and Other Homebuilding segments of $90.8 million, $1.9 million, $8.2 million and $11.1 million, respectively. We did not have any asset impairments during 2005. These decreases partially were offset by higher average selling prices for homes closed in each of our homebuilding segments.

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

The increase in total revenue for our West and Other Homebuilding segments, resulted from increases in home sales revenue primarily due to increases in the average selling prices of closed homes in each market within the West segment and most markets within the Other Homebuilding segment, partially offset by closing 892 and 311 fewer homes, respectively, during 2006. Additionally, we sold certain land in Texas, as we continued to exit this market during 2006, and in Arizona, which resulted in increased land sales revenue in these two segments. Total revenue in our Mountain and East segments decreased primarily due to lower home sales revenue, primarily resulting from closing fewer homes and was partially offset by increases in the average selling prices of closed homes in each market within these segments.

Total revenue in our Financial Services and Other segment increased $15.4 million during 2006, resulting from an increase in the dollar volume of mortgage loan originations and mortgage loans sold during 2006.

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

Home sales revenue in our West segment increased slightly during 2006, primarily resulting from a $67,400 increase in the average selling price of closed homes in Arizona. Also contributing to the increase were moderately higher average selling prices of closed homes in California and Nevada. These improvements partially were offset by closing 10% fewer homes in this segment during 2006. Home sales revenue decreased in our Mountain segment during 2006 as a result of closing 727 fewer homes in Colorado. This decrease partially was offset by increases in the average selling prices of closed homes in each market within the Mountain segment and a slight increase in the number of homes we closed in our Utah market.

Home sales revenue in our East segment decreased $106.0 million during the year ended December 31, 2006, primarily as a result of closing 319 fewer homes in Virginia during 2006. This decrease partially was offset by increases in the average selling price of closed homes and the number of homes we closed in Maryland of 16% and 12%, respectively. The increase in our Other Homebuilding segment primarily was due to an increase in the average selling price of closed homes in each market within the segment except for Illinois, which more than offset closing 311 fewer homes within this segment during 2006.

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

Other revenue increased $19.7 million during the year ended December 31, 2006, primarily due to a $15.3 million increase in gains on the sales of mortgage loans, net. Increased dollar volumes of mortgage loan originations and mortgage loans sold during 2006 drove the higher gains. We achieved these increased volumes by improving our mortgage Capture Rate, largely as a result of expanding the mortgage loan products that HomeAmerican could originate during 2006 directly for our homebuyers, increases in the average loan amounts in connection with our higher 2006 average selling prices of closed homes and incentives offered to more of our homebuyers during 2006, for using HomeAmerican mortgage products.

Insurance revenue consists primarily of insurance policy premiums Allegiant receives from its policyholders and commission revenue received by American Home Insurance. The 2006 increase primarily resulted from premium rate increases.

Title and other revenue primarily consist of revenue from American Home Title and the forfeiture of homebuyer deposits upon the cancellation of home sales contracts. The increase during 2006 primarily was due to an increase in forfeited deposits resulting from our higher Cancellation Rate during 2006, partially offset by a decrease in revenue from American Home Title.

Home Cost of Sales.  The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Years Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$2,207,255	$1,969,608	$237,647	12%
Mountain	603,246	676,392	(73,146)	-11%
East	433,594	458,601	(25,007)	-5%
Other Homebuilding	402,515	341,609	60,906	18%

Total Homebuilding	3,646,610	3,446,210	200,400	6%
Intercompany adjustments	(26,954)	(10,175)	(16,779)	165%

Consolidated	$3,619,656	$3,436,035	$183,621	5%

Home cost of sales increased $183.6 million, or 5%, during 2006, compared with 2005. This increase primarily was due to (1) higher land costs per home closed, as more of the lots we closed homes on during 2006 were purchased in the higher priced 2005 period; (2) building larger homes; and (3) more options and upgrades provided as incentives to our homebuyers. These increases more than offset the impact of closing 14% fewer homes during 2006, compared with 2005, and lower commodity costs and subcontractors fees incurred when building our homes.

Asset Impairments.  The following table sets forth by homebuilding segment the 2006 asset impairments (dollars in thousands). We did not have any impairments during 2005.

West	$90,802
Mountain	1,891
East	8,236
Other Homebuilding	11,098

Consolidated	$112,027

These impairments primarily were associated with nearly 2,500 owned lots in 57 subdivisions, which were accounted for on a held-for-development basis, across all homebuilding segments. The impairments recorded in the West segment related to subdivisions in each market within the segment, most notably in California, which accounted for $60.3 million of the total impairment in the West segment. Impairments recorded in our Mountain and East segments primarily related to subdivisions in our Colorado and Virginia markets, respectively. Additionally, the impairments we recorded in our Other Homebuilding segment primarily related to subdivisions in our Florida and Delaware Valley markets. These impairments, which relate to assets primarily contracted for during 2004 and 2005, were the result of continued slow sales paces and significant increases in the level of incentives offered to generate net home orders and maintain homes in Backlog until closing.

Marketing Expenses.  The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$77,572	$58,578	$18,994	32%
Mountain	20,739	22,745	(2,006)	-9%
East	13,045	10,222	2,823	28%
Other Homebuilding	17,500	14,470	3,030	21%

Consolidated	$128,856	$106,015	$22,841	22%

The increase in marketing expenses during 2006 for our West segment primarily was attributable to increases of: (1) $10.1 million in advertising expenses incurred in an effort to generate homebuyer traffic in our subdivisions; (2) $3.6 million in sales office expenses associated with the increase in our active subdivisions and model homes from 2005; and (3) $2.5 million in salaries and benefits as this segment implemented an initiative that required two full-time sales personnel for each subdivision, compared with one full-time sales personnel and one who is assigned to multiple subdivisions Marketing expenses were higher during 2006 in our East and Other Homebuilding segments, primarily resulting from increases in advertising expenses of $1.6 million and $2.0 million, respectively, in an effort to generate homebuyer traffic. In our Mountain segment, marketing expenses decreased, primarily due to a decline of $1.4 million in amortization of deferred marketing costs, as we closed 709 fewer home during 2006, and $1.0 million decreases in salaries and benefits as a result of consolidating three Denver metro divisions into two Denver metro divisions and an overall reduction in sales personnel in response to fewer new home orders.

Commission Expenses.  The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$90,457	$68,491	$21,966	32%
Mountain	23,784	25,114	(1,330)	-5%
East	19,646	21,070	(1,424)	-7%
Other Homebuilding	17,221	15,632	1,589	10%

Consolidated	$151,108	$130,307	$20,801	16%

Commission expenses was higher during 2006 in our West segment, primarily resulting from a practice initiated during 2006 of paying outside brokers a significantly higher commission rate, generally 6% during 2006, compared with 3% during 2005, in response to more competitive markets, as well as higher outside and in-house commissions resulting from increases in the average selling prices of homes closed during 2006. These increases partially were offset as a result of closing 892 fewer homes during 2006. Commission expenses decreased in both our Mountain and East segment due to closing 709 and 272 fewer homes, respectively, during 2006, partially offset by increases to outside and in-house commissions resulting from increases in the average selling prices of homes closed during 2006 and higher commission rates. In our Other Homebuilding segment, commission expenses increased due to higher rates paid to outside brokers and increased outside and in-house commissions resulting from higher average selling prices of closed homes in our Delaware Valley and Florida markets. These increases partially were offset by the impact of closing 311 fewer homes during 2006.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses (in thousands).

	Year Ended December 31,		2007 Increase (Decrease)
	2006	2005	Amount	%
Homebuilding
West	$156,062	$125,119	$30,943	25%
Mountain	36,862	38,583	(1,721)	-4%
East	47,819	38,382	9,437	25%
Other Homebuilding	39,386	34,611	4,775	14%

Total Homebuilding	280,129	236,695	43,434	18%
Financial Services and Other	58,059	52,883	5,176	10%
Corporate	80,691	111,606	(30,915)	-28%

Consolidated	$418,879	$401,184	$17,695	4%

General and administrative expenses for our West segment rose in 2006, primarily resulting from increases of (1) $12.0 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise; (2) $6.8 million in Supervisory Fees; (3) $3.1 million in facility lease payments, as we expanded our Home Gallery locations and incurred a full year’s rent expense associated with our Inland Empire division, which was formed during 2005; (4) $2.1 million in depreciation and stock-based compensation; and (5) $4.4 million in legal related expenses. The increase in general and administrative expenses in our East segment primarily is attributable to increases of $5.1 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise, $2.1 million in facility lease payments, and $1.4 million in deprecation and stock-based compensation expense. In our Other Homebuilding segment, general and administrative expenses increased during 2006, primarily due to a $4.6 million increase in other general and administrative expenses and a $1.4 million increase in depreciation and stock-based compensation expense. Theses increases partially were offset by a decrease of $1.1 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

The increases in general and administrative expenses for these segments partially were offset by a decrease in our Mountain segment. This decline, primarily resulted from a decrease of $2.9 million in compensation and benefit-related costs, as we consolidated three Denver metro divisions into two divisions and reduced employee headcount in response to fewer home orders and closings in Colorado, partially offset by a $0.9 million increase in Supervisory Fees.

General and administrative expenses in our Financial Services and Other segment increased $5.2 million during the year ended December 31, 2006, primarily due to a $4.7 million increase in insurance claim expenses resulting from actuarial adjustments in our insurance reserves.

Corporate general and administrative expenses decreased by $30.9 million, primarily attributable to: (1) a $21.8 million decrease in executive bonuses, including amounts paid pursuant to the Company’s executive bonus plan and discretionary bonuses; (2) a $7.0 million decrease in salaries and non-executive bonuses, as we reduced our employee headcount in response to the downturn in the homebuilding industry; and (3) an increase of $8.7 million in Supervisory Fees charged to the homebuilding segments and the Financial Services and Other segment. The cost reductions more than offset the impact of the adoption of SFAS 123(R) in January 2006, which resulted in $14.8 in stock-based compensation expense associated with stock options during 2006.

Related Party Expenses.  Related party expenses were $4.6 million and $8.4 million for the years ended December 31, 2006 and 2005, respectively, and primarily relate to contributions we made to the Foundation. We contributed $3.3 million and $8.1 million in the form of MDC common stock for 2006 and 2005, respectively, to the Foundation.

Income Taxes.  Our overall effective income tax rates were 35.7% and 37.5% for the years ended December 31, 2006 and 2005, respectively. The decrease in our effective tax rate during 2006 primarily was due to the reversal of previously accrued taxes and the increased benefit resulting from the Section 199 deduction. These decreases to our effective tax rate reduced our income tax expense for 2006 by approximately $6.0 million.

Homebuilding Operating Activities—2007 Compared With 2006 (dollars in thousands).

The table below sets forth information relating to orders for homes.

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Orders For Homes, net (Units)
Arizona	1,889	2,758	(869)	-32%
California	912	1,450	(538)	-37%
Nevada	1,282	2,048	(766)	-37%

West	4,083	6,256	(2,173)	-35%

Colorado	778	1,139	(361)	-32%
Utah	426	1,049	(623)	-59%

Mountain	1,204	2,188	(984)	-45%

Maryland	227	380	(153)	-40%
Virginia	308	462	(154)	-33%

East	535	842	(307)	-36%

Delaware Valley	116	138	(22)	-16%
Florida	424	519	(95)	-18%
Illinois	128	117	11	9%
Texas	14	169	(155)	-92%

Other Homebuilding	682	943	(261)	-28%

Total	6,504	10,229	(3,725)	-36%

Estimated Value of Orders for Homes, net	$2,107,000	$3,467,000	$(1,360,000)	-39%

Estimated Average Selling Price of Orders for Homes, net	$324.0	$338.9	$(14.9)	-4%

Cancellation Rate	48%	43%	5%

Orders for Homes.  Most of our homebuilding segments experienced declines in net home orders during the year ended December 31, 2007. Net home orders in each of our markets were impacted adversely by the overall deterioration in the homebuilding market. Factors which contributed to this market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) The 2007 decrease in our total new home orders was driven in large part by fewer net home orders in our West segment, as this market experienced the highest decrease in units sold, primarily resulting from our concentration within the markets of this segment. Additionally, our Utah market experienced a higher percentage decrease in 2007 than in our other markets as the demand for new home orders in Utah reached its peak during 2006.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. The Cancellation Rate was 48% on a consolidated basis, as well as for each of our homebuilding segments. The Cancellation Rate increased during the year ended December 31, 2007 for the Company as a whole and in each of our reportable segments, primarily resulting from: (1) certain mortgage loan products no longer being available; (2) homebuyers having difficulty in qualifying for available mortgage loan products; (3) home orders that were contingent on our homebuyers being able to sell their existing homes; and (4) a decline in homebuyer confidence in the market value of homes and the lack of stabilization in home sales prices.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales (which primarily includes land and construction costs, capitalized interest, closing costs, and reserves for warranty expenses, and excludes commissions, amortization of deferred marketing costs and impairment charges) as a percent of home sales revenue. Accordingly, refer to explanations associated with home sales revenue and home cost of sales in Item 7 for purposes of understanding the changes in our 2007 Home Gross Margins. The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,		2007 (Decrease)
	2007	2006
West	12.6%	22.6%	-10.0%
Mountain	16.8%	17.2%	-0.4%
East	17.7%	30.6%	-12.9%
Other Homebuilding	11.0%	14.8%	-3.8%

Total	13.9%	22.2%	-8.3%

Our Home Gross Margins in all of our homebuilding reportable segments were impacted negatively by significantly higher sales incentives offered to our homebuyers, and higher land and construction costs as a percentage of home sales revenue, partially offset by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 at December 31,2006, less $1.4 million in Operating Profits deferred at December 31, 2007.

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

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	2,801	3,353	(552)	-16%
California	1,136	1,788	(652)	-36%
Nevada	1,290	2,756	(1,466)	-53%

West	5,227	7,897	(2,670)	-34%

Colorado	818	1,463	(645)	-44%
Utah	713	922	(209)	-23%

Mountain	1,531	2,385	(854)	-36%

Maryland	288	444	(156)	-35%
Virginia	344	707	(363)	-51%

East	632	1,151	(519)	-45%

Delaware Valley	178	200	(22)	-11%
Florida	496	921	(425)	-46%
Illinois	105	174	(69)	-40%
Texas	26	395	(369)	-93%

Other Homebuilding	805	1,690	(885)	-52%

Total	8,195	13,123	(4,928)	-38%

Our home closings were down during the year ended December 31, 2007 in each market of our homebuilding segments, primarily due to significantly lower Backlogs at the beginning of 2007, compared with the beginning of 2006. These declines in Backlogs primarily resulted from decreases in new home orders during the second half of 2007, compared with the second half of 2006, partially as a result of homebuyer concerns about declines in the market value of homes and the lack of stabilization in home sales prices, as well as increases in the number of home order cancellations.

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments.

	December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	592	1,504	(912)	-61%
California	203	427	(224)	-52%
Nevada	307	315	(8)	-3%

West	1,102	2,246	(1,144)	-51%

Colorado	213	253	(40)	-16%
Utah	178	465	(287)	-62%

Mountain	391	718	(327)	-46%

Maryland	126	187	(61)	-33%
Virginia	100	136	(36)	-26%

East	226	323	(97)	-30%

Delaware Valley	57	119	(62)	-52%
Florida	125	197	(72)	-37%
Illinois	46	23	23	100%
Texas	-	12	(12)	-100%

Other Homebuilding	228	351	(123)	-35%

Total	1,947	3,638	(1,691)	-46%

Backlog Estimated Sales Value	$650,000	$1,300,000	$(650,000)	-50%

Estimated Average Selling Price of
Homes in Backlog	$333.8	$357.3	$(23.5)	-7%

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at December 31, 2007 decreased from levels at December 31, 2006 in each of our homebuilding segments and in most markets of these segments. Contributing to the decrease in Backlog at December 31, 2007 were declines in net home orders during the last six months of 2007, compared with the last six months of 2006 in most markets within each homebuilding segment and most markets within these segments. The decrease in Backlog at December 31, 2007 was most notable in our West segment, where Backlog declined by a combined 1,136 units from December 31, 2006 in Arizona and California. Backlog for Nevada at December 31, 2007 remained flat, compared with December 31, 2006, primarily due to sales incentives introduced in November and December of 2007, resulting in a significant number of new home orders received.

Estimated Backlog sales value at December 31, 2007 decreased from December 31, 2006, primarily resulting from a 46% decrease in the number of homes in Backlog and a 7% decrease in the estimated average sales price of homes in Backlog. The decline in the estimated average sales price of homes in Backlog is consistent with the decrease in the average selling prices of homes closed during 2007, which were impacted by the factors contributing to the downturn in the homebuilding industry, as further discussed in the Executive Summary section of this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	$247.4	$294.6	$(47.2)	-16%
California	516.5	558.7	(42.2)	-8%
Colorado	346.3	308.7	37.6	12%
Delaware Valley	448.8	405.7	43.1	11%
Florida	261.5	284.8	(23.3)	-8%
Illinois	372.4	367.5	4.9	1%
Maryland	515.2	558.0	(42.8)	-8%
Nevada	296.2	317.5	(21.3)	-7%
Texas	129.6	165.9	(36.3)	-22%
Utah	355.5	303.3	52.2	17%
Virginia	480.4	536.3	(55.9)	-10%
Total	$337.5	$354.4	$(16.9)	-5%

The average selling price of homes closed for the Company decreased during the year ended December 31, 2007, with the declines being most notable for each market within our West and East segments. These decreases resulted in part from increased levels of incentives and reductions in sales prices required to close homes in response to lower demand for new homes and increased levels of competition in these markets. Additionally, during the year ended December 31, 2007, we experienced increases in the number of home order cancellations, which resulted in these homes being resold and closed as speculative homes, generally with lower prices or higher incentives. We experienced increases in average selling prices in our Delaware Valley, Colorado, Utah and Illinois markets during the year ended December 31, 2007, primarily related to changes in the style and size of our single-family detached homes that were closed during these periods. Also contributing to the higher average selling prices of homes closed in Utah was our ability to raise home sales prices due to the higher demand for new homes in the second half of 2006, compared with the same period during 2005.

Active Subdivisions.  The following table displays the number of our active subdivisions within each market of our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	66	67	(1)	-1%
California	41	45	(4)	-9%
Nevada	39	41	(2)	-5%

West	146	153	(7)	-5%

Colorado	47	47	-	0%
Utah	23	22	1	5%

Mountain	70	69	1	1%

Maryland	15	19	(4)	-21%
Virginia	18	19	(1)	-5%

East	33	38	(5)	-13%

Delaware Valley	4	8	(4)	-50%
Florida	20	30	(10)	-33%
Illinois	5	6	(1)	-17%
Texas	-	2	(2)	-100%

Other Homebuilding	29	46	(17)	-37%

Total	278	306	(28)	-9%

Land Inventory.  Land and land under development in our Consolidated Balance Sheets primarily includes land acquisition costs and land development costs associated with subdivisions for which we have the intent to construct and sell homes. The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	$96,631	$284,407	$(187,776)	-66%
California	35,305	391,170	(355,865)	-91%
Nevada	94,685	305,089	(210,404)	-69%

West	226,621	980,666	(754,045)	-77%

Colorado	131,962	191,456	(59,494)	-31%
Utah	74,021	90,607	(16,586)	-18%

Mountain	205,983	282,063	(76,080)	-27%

Maryland	33,339	76,981	(43,642)	-57%
Virginia	53,779	108,646	(54,867)	-51%

East	87,118	185,627	(98,509)	-53%

Delaware Valley	13,232	29,345	(16,113)	-55%
Florida	12,548	74,149	(61,601)	-83%
Illinois	8,834	23,105	(14,271)	-62%
Texas	-	203	(203)	-100%

Other Homebuilding	34,614	126,802	(92,188)	-73%

Total	$554,336	$1,575,158	$(1,020,822)	-65%

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Arizona	$169,394	$217,051	$(47,657)	-22%
California	221,571	392,210	(170,639)	-44%
Nevada	76,695	129,681	(52,986)	-41%

West	467,660	738,942	(271,282)	-37%

Colorado	143,108	115,183	27,925	24%
Utah	73,118	98,081	(24,963)	-25%

Mountain	216,226	213,264	2,962	1%

Maryland	63,089	49,367	13,722	28%
Virginia	71,277	60,137	11,140	19%

East	134,366	109,504	24,862	23%

Delaware Valley	27,987	31,849	(3,862)	-12%
Florida	35,569	67,794	(32,225)	-48%
Illinois	20,413	13,867	6,546	47%
Texas	-	3,451	(3,451)	-100%

Other Homebuilding	83,969	116,961	(32,992)	-28%

Total	$902,221	$1,178,671	$(276,450)	-23%

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Lots Owned
Arizona	2,969	6,368	(3,399)	-53%
California	1,491	2,802	(1,311)	-47%
Nevada	1,549	2,747	(1,198)	-44%

West	6,009	11,917	(5,908)	-50%

Colorado	2,992	3,479	(487)	-14%
Utah	863	1,185	(322)	-27%

Mountain	3,855	4,664	(809)	-17%

Maryland	302	528	(226)	-43%
Virginia	369	643	(274)	-43%

East	671	1,171	(500)	-43%

Delaware Valley	151	265	(114)	-43%
Florida	638	1,093	(455)	-42%
Illinois	191	287	(96)	-33%
Texas	-	13	(13)	-100%

Other Homebuilding	980	1,658	(678)	-41%

Total	11,515	19,410	(7,895)	-41%

Lots Controlled Under Option
Arizona	512	744	(232)	-31%
California	157	387	(230)	-59%
Nevada	4	250	(246)	-98%

West	673	1,381	(708)	-51%

Colorado	262	801	(539)	-67%
Utah	-	91	(91)	-100%

Mountain	262	892	(630)	-71%

Maryland	558	960	(402)	-42%
Virginia	1,311	2,381	(1,070)	-45%

East	1,869	3,341	(1,472)	-44%

Delaware Valley	327	683	(356)	-52%
Florida	484	1,800	(1,316)	-73%
Illinois	-	-	-	0%
Texas	-	-	-	0%

Other Homebuilding	811	2,483	(1,672)	-67%

Total	3,615	8,097	(4,482)	-55%

Total Lots Owned and Controlled	15,130	27,507	(12,377)	-45%

During the twelve months ended December 31, 2007, in view of the reduced pace of new home orders experienced in our markets, we focused on reducing the total number of lots owned and controlled under option. Accordingly, the total number of lots owned (excluding homes completed or under construction) at December 31, 2007 declined 41%, including decreases in each of our homebuilding segments. The 2007 decrease in lots owned and land and land under development resulted from: (1) the transfer of lots from land to homes completed or under construction; (2) minimizing the number of land acquisitions; and (3) the sale of nearly 2,000 lots, particularly in our West segment where we sold more than 1,700 lots, resulting from a deterioration in the new home sales market that led us to the conclusion that the best use of these assets was to sell them in their current condition. As a result of these efforts, and the impact of recording $556.3 million of impairments on our land inventory during 2007, we reduced our land and land under development by $1.0 billion since December 31, 2006.

Our total lots controlled under option at December 31, 2007 decreased by 55% from December 31, 2006, including declines within each of our homebuilding segments. These decreases primarily related to: (1) the termination of lot option contracts with terms that no longer met our underwriting criteria, resulting in approximately $23.4 million in write-offs of lot option deposits and pre-acquisition costs during the year ended December 31, 2007; (2) limiting the number of new contracts for the purchase of lots under option; and (3) the termination of lot option purchase contracts in Tampa as we initiated the process of exiting this sub-market.

Homebuilding Operating Activities—2006 Compared With 2005 (dollars in thousands).

The table below sets forth information relating to Home Gross Margins and orders for homes.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Home Gross Margin	22.2%	28.3%	-6.1%
Orders For Homes, net (Units)
Arizona	2,758	3,627	(869)	-24%
California	1,450	2,060	(610)	-30%
Nevada	2,048	3,293	(1,245)	-38%

West	6,256	8,980	(2,724)	-30%

Colorado	1,139	2,075	(936)	-45%
Utah	1,049	953	96	10%

Mountain	2,188	3,028	(840)	-28%

Maryland	380	423	(43)	-10%
Virginia	462	739	(277)	-37%

East	842	1,162	(320)	-28%

Delaware Valley	138	191	(53)	-28%
Florida	519	1,044	(525)	-50%
Illinois	117	148	(31)	-21%
Texas	169	781	(612)	-78%

Other Homebuilding	943	2,164	(1,221)	-56%

Total	10,229	15,334	(5,105)	-33%

Estimated Value of Orders for Homes, net	$3,467,000	$5,233,000	$(1,766,000)	-34%

Estimated Average Selling Price of Orders for Homes, net	$338.9	$341.3	$(2.4)	-1%

Cancellation Rate	43%	24%	19%

Orders for Homes.  During the year ended December 31, 2006 and 2005, we received 10,299 and 15,334 net home orders, respectively. Each of our homebuilding segments experienced year-over-year declines in net home orders, driven in part by significant increases in our Cancellation Rate, fewer gross orders taken in each market within our homebuilding segments except Utah, Arizona, Maryland and Delaware Valley, and increases in competition resulting from higher inventory levels of new and existing homes. Prospective homebuyers began delaying home purchases during this period of uncertainty. We continued to respond to the increases in our Cancellation Rate and the uncertainty in the homebuilding market by increasing incentives and offering limited time sales promotions, with the objective of improving our sales velocity.

Home Gross Margins.  Home Gross Margins decreased during 2006 primarily due to offering higher sales incentives in order to generate net home orders and subsequent home closings, increases in the cost of land and higher home construction costs incurred in building larger homes which we were unable to recover through increases in the average selling prices for our closed homes. These factors contributed to significant reductions in 2006 to Home Gross Margins in California, Nevada and Virginia.

Cancellation Rate.  Our Cancellation Rates were 43% and 24% for the years ended December 31, 2006 and 2005, respectively. The 2006 Cancellation Rate increased significantly in nearly all markets, most notably Arizona, California, Florida and Virginia. The increases in these markets resulted primarily from: (1) the exit of speculators from the new home market; (2) an increased supply of new and previously owned homes available to be purchased, which made it more difficult for homebuyers to sell their existing homes; (3) increased uncertainty regarding the housing market and the lack of home price appreciation; and (4) increased incentives being offered by competitors.

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

Our home closings were down in each homebuilding segment during 2006. In our West segment, we closed 892 fewer homes primarily due to decreases in net home orders received during the 2006 spring selling season and significant increases in the Cancellation Rates within each market of the segment. Also contributing to the decrease in West segment home closings was a lower Backlog in our Arizona and California markets at the beginning of the 2006 year, compared with 2005. The decreases in closed homes during 2006 in our Mountain and East segments primarily were driven by fewer home closings in the Colorado and Virginia markets, respectively, resulting from lower Backlogs at the beginning of the 2006 period, compared with 2005. The decrease in home closings in our Other Homebuilding segment resulted from closing fewer homes in our Florida and Texas markets, offset in part by increased home closings in our Delaware Valley and Illinois markets. We closed fewer homes during 2006 in Florida primarily due to a lower Backlog at the beginning of the 2006 period, compared with 2005. Additionally, we closed fewer homes in Texas, as we continued to close down our operations in this market. Our closed homes increased in Delaware Valley and Illinois primarily due to these start-up markets becoming more established during 2006.

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments.

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

The estimated Backlog sales value decreased from $2.4 billion at December 31, 2005 to $1.3 billion at December 31, 2006, primarily due to the 44% decrease in homes in Backlog and a 4% decrease in the estimated average selling price of homes in Backlog. This decrease was most notable in our West segment, where the estimated Backlog sales value decreased by more than $200 million in each market of this segment. Estimated Backlog sales value also declined during 2006 in each market of our East and Other Homebuilding segments. Our Mountain segment remained relatively flat at December 31, 2006, compared with December 31, 2005, where we experienced a higher estimated Backlog sales value in Utah, offset by a decrease in Colorado. The increase in Utah primarily resulted from a higher Backlog at December 31, 2006, compared with December 31, 2005, and an increase in the estimated average selling price of homes in Backlog.

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

During 2006, we experienced a 13% increase in the average selling price of homes closed, as the average selling prices of homes closed increased in most of our markets. Increases during 2006 were most notable in Arizona, Florida, Maryland and Utah, where the average selling prices for homes closed increased in excess of $60,000, primarily due to changes in the style and size of our single-family detached homes being closed in these markets. The average selling prices for homes in most of our markets were, however, negatively impacted by increased levels of incentives in response to the lower demand for new homes during this down cycle. The average selling price of homes closed in 2006 was impacted favorably by closing fewer homes in Texas during 2006, where the average selling price was more than $185,000 below the Company average.

Active Subdivisions.  The following table displays the number of our active subdivisions within each market of our homebuilding segments.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Arizona	67	54	13	24%
California	45	34	11	32%
Nevada	41	43	(2)	-5%

West	153	131	22	17%

Colorado	47	57	(10)	-18%
Utah	22	18	4	22%

Mountain	69	75	(6)	-8%

Maryland	19	11	8	73%
Virginia	19	20	(1)	-5%

East	38	31	7	23%

Delaware Valley	8	7	1	14%
Florida	30	19	11	58%
Illinois	6	8	(2)	-25%
Texas	2	21	(19)	-90%

Other Homebuilding	46	55	(9)	-16%

Total	306	292	14	5%

Other Operating Results—2007 Compared With 2006 (dollars in thousands).

HomeAmerican Operating Activities.  The following table sets forth the information relating to our HomeAmerican operations.

	Year Ended December 31,		2007 Increase (Decrease)
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$1,233,948	$2,363,906	$(1,129,958)	-48%
Principal amount of mortgage loans brokered	$511,806	$701,498	$(189,692)	-27%
Capture Rate	55%	59%	-4%
Including brokered loans	74%	76%	-2%
Mortgage product (% of mortgage loans originated)
Fixed rate	82%	53%	29%
Adjustable rate - interest only	16%	40%	-24%
Adjustable rate - other	2%	7%	-5%

Prime loans (1)	78%	57%	21%
Alt A loans (2)	10%	37%	-27%
Government loans (3)	12%	4%	8%
Sub-prime loans (4)	0%	2%	-2%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.

(3)	Government loans are loans either insured by the FHA or guaranteed by the VA.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased during the year ended December 31, 2007, primarily due to MDC closing 38% fewer homes and declines in the 2007 Capture Rate. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased significantly during the twelve months ended December 31, 2007, due in part to a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers. Also contributing to this increase was a reduced demand by third-party purchasers for non-conforming mortgage loans. In response to the reduced liquidity in the mortgage lending industry, we tightened our mortgage loan underwriting criteria during 2007 by: (1) discontinuing Alt-A second mortgage loans and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market value of homes have been declining. As a result, during the year ended December 31, 2007, HomeAmerican originated fewer: (1) high loan-to-value mortgage loans; (2) sub-prime and Alt-A mortgage loan products; and (3) loans with related second mortgages.

During 2007, we started selling more of our originated mortgage loans on a flow basis rather than a bulk basis and, beginning in the 2007 third quarter, selling substantially all originated Non-Agency products faster after the closing of the home. These strategies were undertaken to mitigate some of the risks associated with holding these mortgage loans.

Interest Activity.  We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. All interest incurred by our Corporate and homebuilding segments during 2007 and 2006 was capitalized. Interest incurred by our Corporate and homebuilding segments was $57.8 million and $58.1 million during the years ended December 31, 2007 and 2006, respectively. For a reconciliation of interest incurred, capitalized and expensed, see Note 15 to our Consolidated Financial Statements.

Other Operating Results—2006 Compared With 2005 (dollars in thousands).

HomeAmerican Operating Activities. The following table sets forth the information relating to our HomeAmerican operations.

	Year Ended December 31,		2006 Increase (Decrease)
	2006	2005	Amount	%
Principal amount of mortgage loans originated	$2,363,906	$1,949,863	$414,043	21%
Principal amount of mortgage loans brokered	$701,498	$964,977	$(263,479)	-27%
Capture Rate	59%	49%	10%
Including brokered loans	76%	72%	4%
Mortgage product (% of mortgage loans originated)
Fixed rate	53%	53%	0%
Adjustable rate - interest only	40%	37%	3%
Adjustable rate - other	7%	10%	-3%

Prime loans	57%	85%	-28%
Alt A loans	37%	6%	31%
Government loans	4%	6%	-2%
Sub-prime loans	2%	3%	-1%

During 2006, the principal amount of mortgage loans originated increased, primarily due to an increase in our Capture Rate, as well as an increase in the average principal amount of mortgage loans originated by HomeAmerican. The increase in our Capture Rate primarily resulted from: (1) having more mortgage loan products offered to our homebuyers through HomeAmerican, which include, among other things, interest only mortgage loans and mortgage programs with low or no down payments; (2) increased management focus on providing competitive mortgage loan products rather than brokering these loans to third-parties; and (3) incentives offered to more of our homebuyers during 2006 for using HomeAmerican mortgage products. Brokered loans, for which HomeAmerican received a fee, have been excluded from the computation of the Capture Rate.

Interest Activity.  All interest incurred by our Corporate and homebuilding segments during 2006 and 2005 was capitalized. Interest incurred by our Corporate and homebuilding segments increased to $58.1 million in 2006, compared with $51.9 million in 2005. The increase in 2006 primarily was due to an increase in the average debt balance in 2006 as we issued senior notes in the second half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity and capital resources are generated internally from operations and from external sources, primarily our senior notes and lines of credit. Additionally, we have an effective shelf registration statement, which allows us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

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

Lines of Credit and Notes Payable.

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion (the “Commitment”) and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At December 31, 2007, we did not have any borrowings on our

Homebuilding Line and had $31.7 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  Our Mortgage Line has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Additionally, during 2007, the Company completed the First Amendment to Fourth Amended and Restated Warehousing Credit Agreement, which was entered into primarily to set a liquidity measure at $7.5 million, adjust certain mortgage loan sublimits and provide for the withdrawal of one participating bank while maintaining the facility at the same aggregate commitment level. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At December 31, 2007, $70.1 million was borrowed and an additional $23.7 million was collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

The financial covenants contained in the Homebuilding Line agreement (as amended on January 24, 2008) include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Effective January 24, 2008, our “consolidated tangible net worth” (as defined) under the Homebuilding Line consolidated tangible net worth test must not be less than (1) $1.055 billion; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after December 31, 2007; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after December 31, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after December 31, 2007 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests would not result in a default, but would result in a scheduled reduction in the amount of the Commitment. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after December 31, 2007; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2005. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

Effective January 24, 2008, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $1.24 billion.

MDC Common Stock Repurchase Program.

At December 31, 2007, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2007.

Consolidated Cash Flow.

Year Ended December 31, 2007.  We generated $592.6 million in cash from operating activities for the year ended December 31, 2007. We generated $533.1 million from a reduction in homebuilding inventories through: the construction, sale and closing of homes in the ordinary course of business; the sale of land resulting from a deterioration in the new home sales market that led us to the conclusion that the best use of certain assets was to sell them in their current condition; and the implementation of additional operating procedures intended to more closely control cash outflows associated with land purchases, land development and home construction costs, and tighter processes for approving new home starts. Additionally, we generated $206.3 million in cash from a reduction in our mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 fourth quarter, and the strategy of selling a majority of all Non-Agency mortgage loans faster after the closing of the home in 2007. Offsetting these cash proceeds was the use of $175.3 million to reduce accounts payable and accrued liabilities, primarily related to the payment of employee bonuses and homebuilding construction payables. Additionally, we used $97.7 million in cash to reduce income taxes payable, primarily to establish an income taxes receivable balance as a result of our 2007 net operating loss carryback and in connection with paying our 2006 tax obligations.

During the year ended December 31, 2007, we used $1.4 million in cash from investing activities. This cash usage primarily resulted from the purchase of a new aircraft during 2007. This cash usage was offset by proceeds from the sale of two aircraft.

During the twelve months ended December 31, 2007, we used $94.3 million in cash from financing activities. This cash usage primarily resulted from $60.3 million in net payments on our Mortgage Line and $45.8 million in dividend payments, partially offset by cash proceeds of $11.2 million from the exercise of stock options.

Year Ended December 31, 2006.  We generated $363.0 million in cash from operating activities for the year ended December 31, 2006. The increase in our cash primarily resulted from our net income, including non-cash activities, of $361.1 million and $134.8 million from decreases in our homebuilding inventories, as we focused on managing our balance sheet during this down cycle in the homebuilding industry. To that end, we reduced the total number of lots owned by 4,035 units, or 17%, from December 31, 2005. The decrease in total lots owned was led by the markets in our West segment, where we owned 2,890 fewer lots at December 31, 2006. This decline resulted from the deterioration in home demand conditions within each market of this segment. Also contributing to our cash provided by operating activities was $39.3 million from decreases in our home sales and other receivables and mortgage loans held in inventory, net. These decreases resulted from closing more homes during the 2005 fourth quarter, compared with the 2006 fourth quarter, and selling the high volume of mortgage loans that were originated for these closed homes during 2006. Partially offsetting these cash proceeds, we used $69.8 million to reduce our income tax payables, primarily relating to payments made during 2006 associated with our 2005 income tax obligations. Additionally, we used $55.2 million in cash associated with prepaid and other assets, net, primarily in relation to deferred marketing-related costs incurred in an effort to increase traffic in our home sales offices.

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

Year Ended December 31, 2005.  We used cash of $424.9 million in our operating activities for the year ended December 31, 2005. The cash used in operations primarily was the result of the $981.8 million increase in our housing completed or under construction and land and land under development. During 2005, we continued to expand our homebuilding operations in most of our existing markets through increased active subdivisions and controlled lot inventory, thereby expending cash to acquire additional homebuilding assets. As a result of those expansion efforts, we increased our carrying value of land and land under development position by 49% from $1.1 billion at December 31, 2004 to $1.7 billion at December 31, 2005. The increases in our land positions were most notable in each market of our West segment and in our Other Homebuilding segment, particularly, the Florida market, where we continued to allocate additional resources for growth. In addition, we increased our average number of active subdivisions by 23%, which contributed to a 49% increase in the value of housing completed or under construction. Additionally, our home sales and other receivables increased $119.1 million during 2005. This primarily was due to a significant number of homes being closed in the last week of 2005, compared with the volume of homes closed in the same period of 2004. Partially offsetting the aforementioned cash used from operations, were proceeds from net income of $505.7 million and increases in accounts payable, accrued liabilities and income taxes payable of $232.3 million.

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

Off-Balance Sheet Arrangements.

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2007, we had non-refundable deposits of $6.3 million in the form of cash and $6.5 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At December 31, 2007, the total purchase price for lots under option and total capitalized pre-acquisition costs were $419 million and $1.4 million, respectively. Refer to Critical Accounting Estimates and Policies for additional information with respect to accounting for lot option purchase contracts which have been evaluated in accordance with FIN 46R and SFAS 49.

At December 31, 2007, we had outstanding performance bonds and letters of credit totaling approximately $281.6 million and $51.2 million, respectively, including $16.4 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2007.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$997,091	$-	$-	$149,117	$847,974
Interest on long-term debt	365,445	56,626	113,252	113,252	82,315
Operating leases	55,595	14,721	19,212	9,922	11,740
Retirement plans (1)	950	950	-	-	-

Total (2)	$1,419,081	$72,297	$132,464	$272,291	$942,029

(1)

Amounts represent our obligations under the Company’s 401(k) plan. Additionally, pursuant to a defined benefit retirement plan for two named executive officers of the Company, we are obligated to pay an estimated $13.5 million upon their retirement. This estimated liability has been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.

(2)

The table above excludes $70.1 million of short-term indebtedness related to the Company’s Mortgage Line. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $281.6 million and $51.2 million, respectively, at December 31, 2007, which have been excluded from the table above.

IMPACT OF INFLATION AND CHANGING PRICES

Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have had a significant negative impact on our Home Gross Margins and results from operations.

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

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.

SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. Effective for fiscal 2008, we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS 159 to have a material impact on our financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. SAB 109 is effective for fiscal years ending after December 15, 2007. We currently are evaluating the impact, if any, that SAB 109 may have on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held in inventory and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process that had not closed at December 31, 2007 had an aggregate principal balance of approximately $387.6 million, of which $37.6 million were under interest rate lock commitments at an average interest rate of 6.0%. In addition, HomeAmerican had $100.1 million of loans in inventory available for sale at December 31, 2007.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. In addition, we have the ability to sell mortgage loans under an early purchase program, which results in the delivery of the loans in less than five days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this hedging philosophy, the market risk associated with these mortgages is limited. During 2007, 2006 and 2005, we did not designate our derivatives as hedging instruments and recorded our forward sales commitments and locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact our results of operations for 2007, 2006 or 2005.

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

At December 31, 2007, short-term debt was $70.1 million, which consisted of amounts outstanding on our Mortgage Line. The Mortgage Line is collateralized by mortgage loans and mortgage-backed certificates and is limited to the value of eligible collateral as defined. We borrow on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates. Long-term debt obligations outstanding, their maturities and estimated fair value at December 31, 2007 are as follows (dollars in thousands).

	Maturities through December 31,							Estimated Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
Fixed Rate Debt	$-	$-	$-	$-	$149,117	$847,974	$997,091	$1,003,965
Average Interest
Rate	-	-	-	-	7.30%	5.57%	5.83%	-

We believe that our overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate changes. See “Forward-Looking Statements” above.

Item 8.	Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, M.D.C. Holdings, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standard No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

February 5, 2008

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$1,004,763	$507,947
Restricted cash	1,898	2,641
Receivables
Home sales receivables	33,647	128,614
Income taxes receivable, net	36,988	-
Other receivables	16,796	15,322
Mortgage loans held in inventory, net	100,144	212,903
Inventories, net
Housing completed or under construction	902,221	1,178,671
Land and land under development	554,336	1,575,158
Property and equipment, net	44,368	44,606
Deferred income taxes, net	160,565	124,880
Related party assets	28,627	-
Prepaid expenses and other assets, net	71,884	119,133

Total Assets	$2,956,237	$3,909,875

LIABILITIES
Accounts payable	$71,932	$171,005
Accrued liabilities	339,353	418,953
Income taxes payable	-	28,485
Related party liabilities	1,701	2,401
Homebuilding line of credit	-	-
Mortgage line of credit	70,147	130,467
Senior notes, net	997,091	996,682

Total Liabilities	1,480,224	1,747,993

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,084,000 and 46,053,000 issued and outstanding, respectively, at December 31, 2007 and 45,179,000 and 45,165,000 issued and outstanding, respectively, at December 31, 2006	461	452
Additional paid-in-capital	757,039	760,831
Retained earnings	719,841	1,402,261
Accumulated other comprehensive loss	(669)	(1,003)
Treasury stock, at cost; 31,000 and 14,000 shares at December 31, 2007 and December 31, 2006, respectively	(659)	(659)

Total Stockholders’ Equity	1,476,013	2,161,882

Total Liabilities and Stockholders’ Equity	$2,956,237	$3,909,875

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUE

Home sales revenue	$2,765,981	$4,650,556	$4,792,700
Land sales revenue	50,130	34,611	2,995
Other revenue	117,138	116,575	96,894

Total Revenue	2,933,249	4,801,742	4,892,589

COSTS AND EXPENSES

Home cost of sales	2,380,427	3,619,656	3,436,035
Land cost of sales	59,529	33,491	1,861
Asset impairments	726,621	112,027	-
Marketing expenses	117,088	128,856	106,015
Commission expenses	97,951	151,108	130,307
General and administrative expenses	306,715	418,879	401,184
Related party expenses	1,382	4,588	8,424

Total Costs and Expenses	3,689,713	4,468,605	4,083,826

(Loss) income before income taxes	(756,464)	333,137	808,763
Benefit from (provision for) income taxes, net	119,524	(118,884)	(303,040)

NET (LOSS) INCOME	$(636,940)	$214,253	$505,723

(LOSS) EARNINGS PER SHARE

Basic	$(13.94)	$4.77	$11.48

Diluted	$(13.94)	$4.66	$10.99

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	45,687	44,952	44,046

Diluted	45,687	45,971	46,036

DIVIDENDS DECLARED PER SHARE	$1.00	$1.00	$0.76

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCES AT DECEMBER 31, 2004	43,286,000	$433	$659,281	$760,780	$(290)	(31,000)	$(1,383)	$1,418,821
Comprehensive income
Net income	-	-	-	505,723	-	-	-	505,723
Minimum pension liability adjustment, net of income taxes of $(202)	-	-	-	-	(328)	-	-	(328)
Change in unrealized gains on securities available for sale, net of income taxes of $4	-	-	-	-	(4)	-	-	(4)

Total comprehensive income								505,391

Shares issued	1,346,000	14	30,400	-	-	9,000	312	30,726
Tax benefit of non-qualified stock options exercised	-	-	30,002	-	-	-	-	30,002
Cash dividends paid	-	-	-	(33,532)	-	-	-	(33,532)
Issuance of restricted stock	10,000	-	(742)	-	-	20,000	742	-
Forfeitures of restricted stock	-	-	171	-	-	(10,000)	(171)	-
Restricted stock vesting	-	-	701	-	-	-	-	701

BALANCES AT DECEMBER 31, 2005	44,642,000	447	719,813	1,232,971	(622)	(12,000)	(500)	1,952,109

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCES AT DECEMBER 31, 2005	44,642,000	447	719,813	1,232,971	(622)	(12,000)	(500)	1,952,109
Comprehensive income
Net income	-	-	-	214,253	-	-	-	214,253
Minimum pension liability adjustment, net of income taxes of $(432)	-	-	-	-	(381)	-	-	(381)

Total comprehensive income								213,872

Shares issued	526,000	5	19,863	-	-	-	-	19,868
Tax benefit of non-qualified stock options exercised	-	-	4,391	-	-	-	-	4,391
Cash dividends paid	-	-	-	(44,963)	-	-	-	(44,963)
Unrestricted stock issuance and stock-based compensation expense	11,000	-	16,605	-	-	-	-	16,605
Forfeitures of restricted stock	-	-	159	-	-	(2,000)	(159)	-

BALANCES AT DECEMBER 31, 2006	45,179,000	452	760,831	1,402,261	(1,003)	(14,000)	(659)	2,161,882

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total
	Shares	Amount				Shares	Amount
BALANCES AT DECEMBER 31, 2006	45,179,000	452	760,831	1,402,261	(1,003)	(14,000)	(659)	2,161,882
Comprehensive loss
Net loss	-	-	-	(636,940)	-	-	-	(636,940)
Minimum pension liability adjustment, net of income taxes of $(413)	-	-	-	-	334	-	-	334

Total comprehensive loss								(636,606)

Adoption of FIN 48	-	-	-	293	-	-	-	293
Shares issued	905,000	9	16,308	-	-	-	-	16,317
Tax benefit of non-qualified stock options exercised	-	-	567	-	-	-	-	567
Cash dividends paid	-	-	-	(45,773)	-	-	-	(45,773)
Stock-based compensation expense	-	-	12,466	-	-	-	-	12,466
Forfeitures of restricted stock	-	-	-	-	-	(17,000)	-	-
Reversal of tax benefits on non-qualified stock options exercised in previous years	-	-	(33,133)	-	-	-	-	(33,133)

BALANCES AT DECEMBER 31, 2007	46,084,000	$461	$757,039	$719,841	$(669)	(31,000)	$(659)	$1,476,013

The accompanying Notes are an integral part of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(636,940)	$214,253	$505,723
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Asset impairments	726,621	112,027	-
Deferred tax asset valuation expense	160,000	-	-
Deferred income taxes	(195,685)	(70,561)	(13,356)
Amortization of deferred marketing costs	33,075	40,130	39,111
Write-offs of land option deposits and pre-acquisition costs	22,872	29,708	10,439
Depreciation and amortization of long-lived assets	14,267	18,900	15,314
Stock-based compensation expense	12,466	16,605	1,239
Excess tax benefits from stock-based compensation	(567)	(4,311)	-
Non-cash related party expenses	1,000	4,001	8,100
Gain on sale of assets, net	(869)	-	-
Other non-cash expenses	2,406	385	4,661
Net changes in assets and liabilities
Restricted cash	743	4,101	449
Home sales and other receivables	93,492	14,872	(119,096)
Income taxes receivable/payable	(97,747)	(69,780)	81,679
Mortgage loans held in inventory, net	112,759	24,473	(58,451)
Housing completed or under construction	106,558	116,396	(433,104)
Land and land under development	426,535	18,415	(548,682)
Prepaid expenses and other assets, net	(13,142)	(55,230)	(69,599)
Accounts payable	(99,073)	(30,742)	44,464
Accrued liabilities	(76,188)	(20,594)	106,180

Net cash provided by (used in) operating activities	592,583	363,048	(424,929)

INVESTING ACTIVITIES
Sale of property and equipment	25,577	-	-
Purchase of property and equipment	(27,024)	(10,221)	(22,889)

Net cash used in investing activities	(1,447)	(10,221)	(22,889)

FINANCING ACTIVITIES
Lines of credit
Advances	698,174	450,900	1,462,154
Principal payments	(758,494)	(476,965)	(1,441,100)
Senior notes
Proceeds from issuance, net	-	-	247,605
Dividend payments	(45,773)	(44,963)	(33,532)
Proceeds from exercise of stock options	11,206	7,306	26,263
Excess tax benefits from stock-based compensation	567	4,311	-

Net cash (used in) provided by financing activities	(94,320)	(59,411)	261,390

Net increase (decrease) in cash and cash equivalents	496,816	293,416	(186,428)
Cash and cash equivalents
Beginning of year	507,947	214,531	400,959

End of year	$1,004,763	$507,947	$214,531

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

Description of Business.  The Company’s homebuilding segments, through separate subsidiaries, have operations in Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois, Maryland, Nevada, Utah and Virginia (which includes Virginia and West Virginia). The primary functions of the Company’s homebuilding segments include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. The Company builds and sells primarily single-family detached homes which are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction.

The Company’s Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for the Company’s homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to the Company’s homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company’s homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides general liability coverage for products and completed operations to the Company and, in most of the Company’s markets, to subcontractors of MDC’s homebuilding subsidiaries, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation. StarAmerican, a wholly owned subsidiary of MDC formed in 2003, has agreed to re-insure all claims pursuant to two policies issued to the Company by a third-party. Pursuant to agreements beginning in June 2004, StarAmerican has agreed to re-insure all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

Presentation.  The Company’s balance sheet presentation is unclassified due to the fact that certain assets and liabilities have both short and long-term characteristics. Certain prior year balances have been reclassified to conform to the current year’s presentation.

Use of Accounting Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk.  To date, the Company’s home sales revenue has been generated largely from home closings in its Arizona, California, Colorado, Nevada and Virginia markets. The Company conducts a significant portion of its business in these markets and generates a disproportionate amount of home sales revenue in these markets. New home sales and home price appreciation has significantly declined during 2007 and 2006 in each of these markets. Continued slowdown within these markets could have a material adverse impact on the Company’s financial position and results of operations.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table discloses the percent of home sales revenue generated by each of these markets during the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Arizona	26%	21%	17%
California	21%	21%	23%
Nevada	14%	19%	19%
Colorado	10%	10%	13%
Virginia	6%	8%	11%

Total	77%	79%	83%

Historically, a substantial portion of mortgage loans originated by the Company have been sold to one third-party purchaser. During the years ended December 31, 2007, 2006 and 2005, the Company sold approximately 51%, 54% and 68%, respectively, of the mortgage loans it originated to this third-party purchaser. Additionally, during 2007, the Company increased the volume of loans sold to a second third-party purchaser to approximately 23% of mortgage loans sold during 2007.

Cash and Cash Equivalents.  The Company periodically invests funds in highly liquid, short-term investments with an original maturity of three months or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. At December 31, 2007 and 2006, the Company had $456.4 million and $50.0 million, respectively, of time deposits included in cash and cash equivalents.

Restricted Cash.  The Company receives cash earnest money deposits (“Deposits”) from customers for the sale of a home. In certain states, unless the Company takes measures to release any state regulatory imposed restrictions on Deposits received from a homebuyer in conjunction with a home sale, which may include posting blanket security bonds, the Company is restricted from using these Deposits for general purposes. Accordingly, at December 31, 2007 and 2006, the Company had $8.5 million and $10.5 million, respectively, in blanket security bonds issued in two markets to release restrictions on certain Deposits.

Restricted cash consists primarily of Deposits that are restricted from being used by the Company for general purposes due to regulatory requirements in one of the markets the Company operates in. The Company had $1.9 million and $2.6 million in restricted cash related to Deposits at December 31, 2007 and 2006, respectively.

Home Sales Receivables.  Home sales receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, the Company will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held in Inventory, Net.  Mortgage loans held in inventory are stated at the lower of cost, as adjusted for fair value changes in exercised interest rate locks and deferred fees and costs, or market value on an aggregate basis. Gains or losses on mortgage loans held in inventory are realized when the loans are sold. Gains on sales of mortgage loans, net were $30.7 million, $58.3 million and $42.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Held-for-Development Inventories.  The Company’s held-for-development inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s inventories accounted for on a held-for-development basis include inventory associated with subdivisions in which the Company intends to construct and sell homes on the land. Each such subdivision represents the lowest level of identifiable cash flows. The Company’s held-for-development subdivisions also include inventories associated with model and speculative homes. The Company capitalizes certain costs of inventory in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects” (“SFAS 67”). Accordingly, components of housing completed or under construction primarily include (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that the Company begins construction of a home on an owned lot. Costs capitalized to land and land under development primarily include: (1) land costs; (2) development costs for the land (3) entitlement costs; and (4) title insurance, taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories that are accounted for as held-for-development are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. In making this determination, the Company reviews, among other things, the following for each subdivision:

•

actual and trending “Operating Profit” (defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed in the (1) prior two completed fiscal quarters on an individual basis; (2) current fiscal quarter; (3) last six months; and (4) last twelve months;

•	estimated future undiscounted cash flows and Operating Profit;

•	forecasted Operating Profit for homes in “Backlog” (defined as homes under contract but not yet delivered);

•	actual and trending net and gross home orders;

•

base sales price and home sales incentive information for homes that (1) closed in the prior two completed fiscal quarters; (2) closed in the current fiscal quarter; (3) are in Backlog as of the end of the current fiscal quarter; and (4) are forecasted to close over the remaining life of the subdivision;

•	market information for each sub-market, including competition levels and the size and style of homes currently being offered for sale; and

•	known or probable events indicating that the carrying value may not be recoverable.

If events or circumstances indicate that the carrying value of the Company’s held-for-development inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. For subdivisions that continue to be held-for-development, the carrying value is not written up for increases in the estimated fair value of such subdivision in subsequent reporting periods. The Company determines the estimated fair value of each held-for-development subdivision by determining the present value of the estimated future cash flows at discount rates

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

that are commensurate with the risk of the subdivision under evaluation. For the years ended December 31, 2007 and 2006, discount rates used in the Company’s estimated discounted cash flow assessments ranged from 10% to 18%. Impairments on held-for-development inventory, together with impairments of the Company’s held-for-sale inventory and intangible assets, are presented as a separate line in the Consolidated Statements of Operations.

Held-for-Sale Inventories.  The Company’s held-for-sale inventories are included as a component of land and land under development in the Consolidated Balance Sheets, and include inventory associated with subdivisions for which the Company intends to sell the land in its current condition. In accordance with SFAS 144, the classification of land as held-for-sale is based on the following criteria: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In certain circumstances, the Company will re-evaluate the best use of an asset that is currently being accounted for as held-for-development. In such situations, the Company will review, among other things: (1) average sales prices for homes that have closed, are in Backlog and forecasted for future sales; (2) current competition levels and estimated levels of competition in future reporting periods; (3) estimated development costs that have yet to be incurred; and (4) the total number of lots owned in each subdivision and surrounding areas. If, based upon this evaluation, the Company believes that the best use of the asset is the sale of the inventory in its current condition, all or portions of the subdivision will be accounted for as held-for-sale, assuming all of the foregoing held-for-sale criteria have been met at the end of the applicable reporting period.

The Company records land held-for-sale at the lower of its carrying value or fair value less costs to sell. In performing the impairment evaluation for land accounted for on a held-for-sale basis, the Company considers, among other things, prices for land in recent comparable sale transactions, market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation) and recent bona fide offers received from outside third-parties. If the estimated fair value less cost to sell held-for-sale inventory is less than the current carrying value, the inventory is written down to its estimated fair value less cost to sell. The Company monitors the fair value of held-for-sale inventories on a periodic basis through the disposition date. A subsequent increase in the fair value less cost to sell of held-for-sale inventories, if any, is recognized as a decrease to impairments in the Consolidated Statements of Operations during such subsequent period, but not in excess of the cumulative impairment that was previously recorded while it was inventory accounted for on a held-for-sale basis. During the years ended December 31, 2007 and 2006, the Company recorded impairments on its held-for-sale inventories of $40.7 million and $2.5 million, respectively. Additionally, the Company had held-for-sale inventory of $31.1 million at December 31, 2007.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded during the twelve months ended December 31, 2007 and 2006 (in thousands). The Company did not record any asset impairments during the year ended December 31, 2005.

	Year Ended December 31,
	2007	2006
Land and Land Under Development (Held-for-Development)
West	$419,471	$69,231
Mountain	24,194	1,010
East	29,057	6,331
Other Homebuilding	42,832	5,265

Subtotal	515,554	81,837

Land and Land Under Development (Held-for-Sale)
West	26,942	937
Mountain	-	-
East	-	-
Other Homebuilding	13,765	1,600

Subtotal	40,707	2,537

Housing Completed or Under Construction (Held-for-Development)
West	135,081	20,636
Mountain	5,912	882
East	12,998	1,905
Other Homebuilding	15,901	1,618

Subtotal	169,892	25,041

Intangible Assets	468	2,612

Consolidated Asset Impairments	$726,621	$112,027

The impairments recorded during 2007 increased significantly for each of the Company’s reportable segments, and most notably in the West segment. For each reportable segment, the impairments of held-for-development inventory primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by the Company’s competitors; (2) stimulate new home orders; (3) maintain homes in Backlog until they close; and (4) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans. The impairment of held-for-development inventories in the West segment were significantly higher than impairments recorded in other homebuilding segments. This primarily resulted from the following: (1) the fact that the Company’s owned lots and active subdivisions in the West segment comprised nearly 53% of the consolidated owned lots and active subdivisions at December 31, 2007, and 61% and 50%, respectively, at December 31, 2006, resulting in approximately 48% and 62% of the Company’s total inventory being concentrated in the West segment at December 31, 2007 and 2006, respectively; (2) competition within the sub-markets of the West segment appeared to be more pronounced than in the other homebuilding segments and, as a result, the Company saw significant home price reductions offered by its competitors; (3) the homebuyers in the West segment are comprised largely of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments, and their ability to obtain suitable mortgage loan financing has been impacted more adversely from the decreased availability of mortgage loan products; and

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) the market value of homes in Arizona, California and Nevada, were impacted positively more significantly than in other segments during 2004 and 2005, from a larger number of investors purchasing homes on a speculative basis, resulting in values of homes in these markets being susceptible to greater declines, due in part from the exit of investors. Consequently, a majority of the active subdivisions within each market of our West segment were impaired during 2007. Additionally, the inventory impairments that we recorded during 2007 and 2006 related to assets which were contracted for mainly in 2004 and 2005.

During 2007, the Company recorded impairments of $40.7 million on our held-for-sale inventory. These impairments primarily relate to assets in the California market of the West segment, and the Florida market of the Other Homebuilding segment. The impairments in the West segment relate to approximately 400 lots in 6 subdivisions and primarily resulted from deterioration in market conditions such that the Company believes the best use of these assets is to sell them in their current condition. The impairments recorded in our Other Homebuilding segment primarily relate to inventory in the Tampa sub-market as the Company initiated the exit of this sub-market.

The following table sets forth the current carrying value of the Company’s inventory that was impaired during the three months ended December 31, 2007. Accordingly, these carrying values represent the fair value of such inventory at December 31, 2007.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held- for- Development)	Land and Land Under Development (Held-for-Sale)	Total Fair Value of Impaired Inventory
West	$74,049	$198,399	$22,179	$294,627
Mountain	9,504	15,880	-	25,384
East	16,683	36,315	-	52,998
Other Homebuilding	121	19,938	3,977	24,036

Consolidated	$100,357	$270,532	$26,156	$397,045

Property and Equipment, Net.  Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 20 years. Depreciation and amortization expense for property and equipment was $12.5 million, $14.7 million and $11.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Accumulated depreciation and amortization at December 31, 2007 and 2006 was $28.5 million and $34.9 million, respectively. Additionally, during 2007, the Company sold two aircraft, which resulted in gains of $10.3 million. These gains are presented as a component of other revenue in the Consolidated Statements of Operations.

Deferred Income Taxes, net.  Deferred tax assets and liabilities are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2007, based upon current facts and circumstances, the Company recorded a valuation allowance against its deferred tax assets of $160.0 million.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Prepaid Expenses and Other Assets, Net.  The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2007	2006
Deferred marketing costs	$38,404	$43,607
Prepaid expenses	13,858	25,329
Land option deposits	6,890	28,186
Deferred debt issue costs, net	5,510	6,245
Other	7,222	15,766

Total	$71,884	$119,133

Deferred Marketing Costs.  Certain marketing costs related to model homes and sales offices are capitalized as prepaid assets and amortized to marketing expense as the homes in the related subdivision are closed. The Company amortizes all capitalized marketing costs over the lesser of the first 100 homes closed in a subdivision or the total number of homes in a given subdivision. All other marketing costs are expensed as incurred.

Land Option Deposits.  Land option deposits primarily include refundable and non-refundable deposits related to the Company’s lot option purchase contracts, which are capitalized in accordance with SFAS 67 if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable in that the Company is actively seeking and has the ability to acquire the property and there is no indication that the property is not available for sale. Land option deposits are expensed to general and administrative expense in the Consolidated Statements of Operations when the Company believes it is no longer probable that the lots under option will be acquired. The Company expensed $23.4 million, $29.7 million and $10.4 million in land option deposits and pre-acquisition costs for the years ended December 31, 2007, 2006 and 2005, respectively.

Variable Interest Entities.  In the normal course of business, MDC enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $6.3 million and $6.5 million, respectively, at December 31, 2007. At December 31, 2007, the Company had the right to acquire 3,615 lots under Option Contracts.

Pursuant to FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46R”), certain Options Contracts create a variable interest, with the land seller being a variable interest entity (“VIE”). A VIE is created when (1) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (2) the entity’s equity holders as a group (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity; or (3) the entity’s equity holders have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flow, as defined in FIN 46R.

The Company has evaluated, based on the provisions of FIN 46R, all Option Contracts that were executed or had significant modifications during 2007. Based on these evaluations, the Company’s interests in these VIEs did not result in significant variable interests or require MDC to consolidate the VIEs as MDC’s interests did not qualify it as the primary beneficiary of the expected residual returns or losses.

The Company periodically enters into Option Contracts with third-parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions in accordance with FIN 46R, as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”). SFAS 49 provides guidance on identifying and accounting for product financing arrangements, which include: (1) land that is contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase land at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. The Company has evaluated all Option Contracts executed during 2007 subject to the provisions of SFAS 49 and, based on these evaluations, the Company determined that no asset or liability was required to be recorded prior to the date of purchase of the land.

Intangible Assets, Net.  The Company’s finite-lived intangible assets primarily consisted of architectural plans and third-party developer, subcontractor and customer relationships which became fully impaired as of December 31, 2007. Intangible amortization expense was $1.8 million, $4.2 million and $3.7 million in 2007, 2006 and 2005, respectively.

Warranty Reserves.  The Company’s homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third-party warranties, the Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home styles and geographical areas. Certain factors are considered in determining the per-house reserve amount, including (1) the historical range of amounts paid per house; (2) the historical amount paid as a percent of home construction costs; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) conditions that may affect certain subdivisions and require higher per-house reserves for those specific subdivisions.

Warranty payments are tracked on a house-by-house basis and are recorded against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines that the payments made are related to completion of a home or land development, the payments are then recorded against the land development and home construction accruals. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general and structural warranty reserves. General warranty reserves not utilized for a particular house are evaluated on a monthly basis for reasonableness in

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

the aggregate on both a market-by-market and consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated on a monthly basis in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheets.

The following table summarizes the warranty reserve activity for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005
Warranty reserve balance at beginning of year	$102,033	$82,238	$64,424
Warranty expense provisions	27,118	47,085	43,630
Warranty cash payments	(26,166)	(31,736)	(38,351)
Warranty reserve adjustments	6,133	4,446	12,535

Warranty reserve balance at end of year	$109,118	$102,033	$82,238

Insurance Reserves.  The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by StarAmerican and Allegiant; (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments. Insurance reserve adjustments during 2006 noted in the table below, primarily relate to incurred but not realized adjustments received in conjunction with the Company’s annual actuarial estimates.

The following table summarizes the insurance reserve activity for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005
Insurance reserve balance at beginning of year	$50,854	$35,570	$23,795
Insurance expense provisions	10,729	15,501	14,348
Insurance cash payments	(4,080)	(5,524)	(1,599)
Insurance reserve adjustments	(28)	5,307	(974)

Insurance reserve balance at end of year	$57,475	$50,854	$35,570

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes a liability for anticipated losses under the representation and warranty provisions in its loan sale agreements associated with mortgage loans originated and sold to third parties. These reserves are based upon, among other things: (1) pending claims the Company has received from third-party purchasers associated with previously sold mortgage loans; (2) historical loss experience; and (3) current trending loss experience. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. The reserves were immaterial during the years ended December 31, 2007, 2006 and 2005.

Revenue Recognition for Homebuilding Segments.  The Company recognizes revenue from home closings and land sales in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when the closing has occurred, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after closing and delivery. If the buyer has provided sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For home closings, the Company evaluates the initial investment for home purchase financing provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.”

For a home closing in which HomeAmerican originates the mortgage loan and the homebuyer does not provide a sufficient initial and continuing investment, the Company utilizes the installment method of accounting in accordance with SFAS 66. Accordingly, the corresponding Operating Profit is deferred, through a reduction to home sales revenue in the Consolidated Statements of Operations, and subsequently recognized on the date that HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. The Company had $1.4 million and $23.1 million in deferred Operating Profit associated with homes that closed for which the initial or continuing investment criteria were not met as of December 31, 2007 and 2006, respectively.

Revenue Recognition for HomeAmerican.  The Company’s mortgage loans generally are sold to third-party purchasers with anti-fraud, warranty and limited early payment default provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a mortgage loan has occurred when the following criteria have been met: (1) the payment from the third-party purchaser is not subject to future subordination; (2) the Company has transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) the Company does not have a substantial continuing involvement with the mortgage loan. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third-party purchaser in accordance with the provisions of SFAS 140. We defer the application and origination fees, net of costs, and recognize them as revenue, along with the associated gains or losses on the sale of the mortgage loans and related servicing rights, when the mortgage loans are sold to third-party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized is reduced by the estimated fair value of any related guarantee provisions provided to the third-party purchaser, which is determined by the amount at which the liability could be bought in a current transaction between willing parties. The fair value of the guarantee provisions are recognized in revenue when the Company is released from its obligation under the terms of the loan sale agreements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

When a home is closed, the Company generally has not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, the Company compares the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, the Company records an estimated accrual associated with certain land development and home construction costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. The Company monitors the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2007 and 2006, the Company had $42.3 million and $64.2 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

Stock-Based Compensation Expense.  The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and the Securities and Exchange Commission (the “SEC”), Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”) for share-based payment awards. Accordingly, stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123(R) and the grant date fair value for restricted stock awards is based upon the closing prices of the Company’s common stock on the date of grant. The Company recognizes these compensation costs net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to seven years.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 if the fair value method prescribed by SFAS 123, as amended by SFAS 148, had been applied to all outstanding and unvested share-based payment awards during the year ended December 31, 2005 (in thousands, except per share amounts).

Net income, as reported	$505,723
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(12,026)

Pro forma net income	$493,697

Earnings per share
Basic as reported	$11.48

Basic pro forma	$11.21

Diluted as reported	$10.99

Diluted pro forma	$10.72

Derivative Financial Instruments.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been properly designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method a company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, a company must document the results of the method used to assess hedge effectiveness on an on-going basis.

If a company either does not properly designate the “hedging relationship” or subsequently determines that the derivative instruments do not qualify for hedge accounting, the derivative instruments are considered “free standing derivatives.” Free standing derivatives are marked-to-market and included in the Consolidated Balance Sheets as either derivative assets or liabilities with corresponding changes in fair value recorded to general and administrative expenses in the Consolidated Statements of Operations as they occur.

The Company utilizes certain derivative instruments in the normal course of business. These instruments include forward sales of mortgage-backed securities commitments, private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. The Company had $37.6 million in mortgage loans under interest rate lock commitments at an average interest rate of 6.0%. In addition, the Company had $100.1 million of mortgage loans in inventory available for sale at December 31, 2007.

During 2007, 2006 and 2005, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact the Company’s results of operations for 2007, 2006 or 2005.

Advertising Expenses.  The Company expenses advertising costs as incurred. Advertising expenses were $36.6 million, $43.9 million and $28.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Net (Loss) Income Per Share.  The Company calculates (loss) earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic EPS excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted EPS for the year ended December 31, 2007 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted EPS were 0.8 million shares during the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005
Basic (Loss) Earnings Per Share
Net (loss) income	$(636,940)	$214,253	$505,723

Basic weighted-average shares outstanding	45,687	44,952	44,046

Per share amounts	$(13.94)	$4.77	$11.48

Diluted (Loss) Earnings Per Share
Net (loss) income	$(636,940)	$214,253	$505,723

Basic weighted-average shares outstanding	45,687	44,952	44,046
Stock options, net	-	1,019	1,990

Diluted weighted-average shares outstanding	45,687	45,971	46,036

Per share amounts	$(13.94)	$4.66	$10.99

Accumulated Other Comprehensive Loss.  Accumulated other comprehensive loss, which includes unrealized gains or losses on securities available for sale and minimum pension liability adjustments, has been reflected as a component of stockholders’ equity.

Recent Statements of Financial Accounting Standards.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position (“FSP”) SFAS 157-b (“FSP 157-b”), which would delay the effective

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007, and the $0.3 million cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of retained earnings for this fiscal year.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including and amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its financial position, results of operations or cash flows upon adoption.

In November 2007, the SEC issued SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”). SAB 109 supersedes guidance provided by SAB No. 105, “Loan Commitments Accounted for as Derivative Instruments” (“SAB 105”) and provides guidance on written loan commitments accounted for at fair value through earnings. Specifically, SAB 109 addresses the inclusion of expected net future cash flows related to the associated servicing of a loan in the measurement of all written loan commitments accounted for at fair value through earnings. In addition, SAB 109 retains the SEC’s position on the exclusion of internally-developed intangible assets as part of the fair value of a derivative loan commitment originally established in SAB 105. SAB 109 is effective for fiscal years ending after December 15, 2007. The Company currently is evaluating the impact, if any, that SAB 109 may have on its financial position, results of operations or cash flows.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

2.	Supplemental Disclosure of Cash Flow Information

The table below sets forth supplemental disclosures of cash and non-cash financing activities (in thousands).

	Year Ended December 31,
	2007	2006	2005
Cash paid during the year for
Interest paid, net of interest capitalized	$2,042	$9,036	$3,288
Income taxes	$10,466	$256,926	$234,657
Non-cash investing and financing activities
Acquisition of community development district bonds	$28,627	$-	$-
Tax benefit of non-qualified stock options exercised, net of (reversals) tax benefits of non-qualified stock options exercised in previous years	$(32,566)	$4,391	$30,002

3.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

•	West (Arizona, California and Nevada)
•	Mountain (Colorado and Utah)
•	East (Virginia and Maryland)
•	Other Homebuilding (Delaware Valley, Florida, Illinois and Texas)

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost. Inter-company adjustments noted in the revenue table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Year Ended December 31,
	2007	2006	2005
Revenue
Homebuilding
West	$1,725,766	$2,871,040	$2,833,398
Mountain	549,771	730,489	834,270
East	318,723	628,508	732,132
Other Homebuilding	253,627	493,628	413,628

Total Homebuilding	2,847,887	4,723,665	4,813,428
Financial Services and Other	63,508	103,243	87,849
Corporate	41,839	1,788	1,487
Intercompany adjustments	(19,985)	(26,954)	(10,175)

Consolidated	$2,933,249	$4,801,742	$4,892,589

(Loss) Income Before Income Taxes
Homebuilding
West	$(621,774)	$235,954	$611,603
Mountain	(11,395)	43,490	70,348
East	(38,748)	104,706	203,853
Other Homebuilding	(92,251)	(12,709)	6,538

Total Homebuilding	(764,168)	371,441	892,342
Financial Services and Other	23,062	45,186	34,964
Corporate	(15,358)	(83,490)	(118,543)

Consolidated	$(756,464)	$333,137	$808,763

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment.

	December 31,
	2007	2006
Homebuilding
West	$747,835	$1,869,442
Mountain	474,203	535,554
East	250,658	333,902
Other Homebuilding	125,003	266,326

Total Homebuilding	1,597,699	3,005,224
Financial Services and Other	174,617	284,791
Corporate	1,229,178	657,917
Intercompany adjustments	(45,257)	(38,057)

Consolidated	$2,956,237	$3,909,875

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Year Ended December 31,
	2007	2006	2005
Homebuilding
West	$28,362	$33,946	$30,599
Mountain	4,733	5,272	6,840
East	2,753	3,516	2,540
Other Homebuilding	5,975	10,273	8,207

Total Homebuilding	41,823	53,007	48,186
Financial Services and Other	462	306	519
Corporate	5,057	5,717	5,720

Consolidated	$47,342	$59,030	$54,425

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

4.	Mortgage Loans Held in Inventory, Net

The following table sets forth the information relating to mortgage loans held in inventory, net (in thousands).

	December 31,
	2007	2006
Mortgage loans
Conventional	$76,039	$209,182
FHA and VA	27,588	7,774

	103,627	216,956
Less
Deferred fees and other	(3,483)	(4,053)

Total	$100,144	$212,903

Mortgage loans held in inventory consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 40 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 6.1% and 6.9% at December 31, 2007 and 2006, respectively.

5.	Supplemental Balance Sheet Information

The following table sets forth information relating to accrued liabilities (in thousands).

	December 31,
	2007	2006
Accrued liabilities
Warranty reserves	$109,118	$102,033
Insurance reserves	57,475	50,854
Land development and home construction accruals	42,258	64,224
Accrued compensation and related expenses	33,883	74,751
Customer and escrow deposits	15,603	28,705
Accrued pension liability	13,531	13,183
Accrued interest payable	12,860	13,321
Deferred revenue	1,444	23,089
Other accrued liabilities	53,181	48,793

Total accrued liabilities	$339,353	$418,953

6.	Retirement Plans

In October 1997, the Company established a defined benefit retirement and medical plan (collectively, the “Retirement Plan”) for two executive officers of the Company under which the Company agreed to make future payments that have a projected benefit obligation of $13.7 million and $13.3 million at December 31, 2007 and 2006, respectively. The Retirement Plan is not funded and benefits were fully vested at December 31, 2007, the measurement date, for both participants. Unrecognized prior service cost of $1.0 million at December 31, 2007 is being recognized over the officers’ average estimated service periods. Included in prepaid expenses and other assets,

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

net, in the Consolidated Balance Sheets are assets of $0.7 million and $1.0 million at December 31, 2007 and 2006, respectively, related to unamortized prior service cost. Additionally, the Company had pension liabilities of $2.0 million and $2.7 million at December 31, 2007 and 2006, respectively, and accrued benefit costs of $11.5 million and $10.5 million, respectively, included in accrued liabilities in the Consolidated Balance Sheets.

Below is a summary of the changes in the projected benefit obligation, the assumptions used in its calculation and the components of Retirement Plan expense for each of the years ended December 31, 2007, 2006 and 2005 (dollars in thousands).

	Year Ended December 31,
	2007	2006	2005
Projected benefit obligation - beginning of year	$13,332	$12,420	$11,845
Interest cost	762	992	683
Unrecognized (gain) loss due to change in actuarial assumptions	(369)	(80)	(108)

Projected benefit obligation - end of year	$13,725	$13,332	$12,420

Accumulated benefit obligation - end of year	$13,531	$13,183	$11,687
Assumption used in the calculation of the present value of the projected benefit obligation
Discount rate	6.00%	5.75%	5.75%
Future annual compensation rate increase	3.00%	3.00%	3.00%
Components of Retirement Plan expense
Interest cost	$762	$992	$683
Prior service cost amortization	331	325	325
Net loss recognition	115	130	105

Total Retirement Plan expense	$1,208	$1,447	$1,113

The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching contributions. Historically, the matching contributions have been funded with a combination of cash and shares of MDC common stock. However, beginning in 2008, the matching contributions will be funded exclusively with cash. The matching contribution expense recognized by the Company for the years ending December 31, 2007, 2006 and 2005 was $0.6 million, $3.5 million and $4.3 million, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes

The Company’s provision for income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current tax (benefit) expense
Federal	$(78,385)	$167,600	$277,425
State	(5,454)	19,542	38,971

Total current	(83,839)	187,142	316,396

Deferred tax (benefit) expense
Federal	(25,358)	(62,704)	(12,662)
State	(10,327)	(5,554)	(694)

Total deferred	(35,685)	(68,258)	(13,356)

(Benefit from) provision for income taxes	$(119,524)	$118,884	$303,040

The provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (dollars in thousands).

	Year Ended December 31,
	2007	2006	2005
Tax expense computed at federal statutory rate	$(264,762)	$116,598	$283,067
State income tax, net of federal benefit	(23,450)	10,327	25,072
Permanent differences	4,143	(4,331)	(5,662)
Liability for unrecognized tax benefits	4,545	(3,850)	-
Change in valuation allowance	160,000	-	-
Other, net	-	140	563

(Benefit from) provision for income taxes	$(119,524)	$118,884	$303,040

Effective tax rate	15.8%	35.7%	37.5%

Beginning in 2005, the American Jobs Creation Act of 2004 introduced a special 3% tax deduction under Internal Revenue Code Section 199, “Income Attributable to Domestic Production Activities” (“Section 199”). In 2005 and 2006, this Section 199 deduction was accounted for as a permanent difference and reduced current federal income tax expense. In 2007, this item reduced the current federal income tax benefit. As the carryback of the 2007 federal taxable loss decreased the benefit originally claimed in the 2005 federal tax return.

During 2007, the Company recorded a net $4.5 million increase in its provision for income taxes, representing an increase in its liability for unrecognized tax benefits. This increase primarily related to additional liabilities established for uncertain tax positions related to prior years, partially offset by the release of liabilities due to the expiration of certain statute of limitations.

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

	December 31,
	2007	2006
Deferred tax assets
Warranty, litigation and other reserves	$57,757	$52,752
Asset impairment charges	236,462	41,876
Accrued liabilities	9,138	8,298
Deferred revenue	652	8,797
Inventory, additional costs capitalized for tax purposes	8,246	12,356
Stock-based compensation expense	9,775	5,620
Property, equipment and other assets, net	4,597	730
State net operating loss carryforward	6,698	-

Total deferred tax assets	333,325	130,429
Valuation allowance	(160,000)	-

Total deferred tax assets, net of valuation allowance	173,325	130,429

Deferred tax liabilities
Deferred revenue	7,205	1,532
Inventory, additional costs capitalized for financial statement purposes	779	596
Accrued liabilities	808	-
Other, net	3,969	3,421

Total deferred tax liabilities	12,761	5,549

Net deferred tax asset	$160,564	$124,880

At December 31, 2007, the Company had $6.7 million in tax benefits associated with state income tax net operating loss carryforwards. These operating loss carryforwards will begin to expire in 2012.

The Company had deferred tax assets of $160.6 million at December 31, 2007, net of a valuation allowance of $160.0 million, related to amounts that are estimated to be realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences. This valuation allowance was recorded during the fourth quarter of 2007 after considering a number of factors, most notably the Company’s expectation of being in a three-year cumulative operating loss position during 2008.

The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company decreased its liability for unrecognized tax benefits by approximately $0.3 million, which was

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

accounted for as an increase to the January 1, 2007 retained earnings balance. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

Balances at January 1, 2007	$18,739
Tax positions related to prior years	35,180
Tax positions related to the current year	1,824
Lapse of applicable statute of limitations	(683)

Balances at December 31, 2007	$55,060

The increase in liabilities for unrecognized tax benefits from $18.7 million to $55.1 million primarily is due to potential Internal Revenue Service (“I.R.S.”) audit adjustments concerning deductions taken in the Company’s 2004 and 2005 federal income tax returns. As the tax benefits of these tax deductions were originally accounted for as increases to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity, the establishment of the liability for unrecognized tax benefits was primarily accounted for as a decrease to additional paid-in-capital.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $12.9 million and $13.6 million at January 1, 2007 and December 31, 2007, respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability in income taxes payable or income taxes receivable, net in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the year ended December 31, 2007 was approximately $7.2 million (interest net of related tax benefits). The corresponding liabilities in the Consolidated Balance Sheets were $9.8 million and $2.6 million at December 31, 2007 and January 1, 2007, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit concerns various deductions taken in its 2004 and 2005 federal income tax returns, while various state income tax audits primarily are concerned with apportionment-related issues. The estimated range of the reasonably possible decrease is $30 million to $40 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2007. The Company currently is under audit from the I.R.S for its 2004 and 2005 tax years. Additionally, the Company is subject to various state income tax examinations for the 1996 through 2007 calendar tax years. The Company currently is under state income tax examination in the states of California, Virginia and Arizona for various tax years.

8.	Related Party Transactions

During 2007, the Company committed to contributing $1.0 million to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999, in the form of shares of MDC common stock. During 2006, the Company committed to contributing $3.3 million to the Foundation. In June 2006 and January 2007, the Company contributed to the Foundation 29,798 and 24,703 shares of

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

MDC common stock, respectively, in fulfillment of the 2006 commitments. During 2005, the Company committed to contributing $8.1 million to the Foundation. In January 2006, the Company contributed to the Foundation 125,562 shares of MDC common stock in fulfillment of the 2005 commitment.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors, former Director and/or officers of the Company are the trustees of the Foundation, all of whom serve without compensation:

Name	Title

Larry A. Mizel	Trustee, President and Assistant Secretary

Paris G. Reece III	Trustee, Vice President and Secretary

Steven J. Borick	Trustee

Gilbert Goldstein	Trustee

David D. Mandarich	Trustee

The Foundation takes action with respect to securities held by it, including the voting of such shares, by majority vote of at least three members of the board of trustees. Accordingly, none of the trustees should be considered to beneficially own such securities. As permitted by the Foundation’s Bylaws, the Trustees have established an Investment Committee, consisting of Trustees Borick, Mizel and Reece, to supervise the finances of, and make investment decisions for, the Foundation in furtherance of its purposes. Also as permitted by the Bylaws, the Trustees have established a Donations Committee, consisting of Trustees Borick, Mandarich and Mizel, to supervise donations and make donation decisions for the Foundation in furtherance of its purposes.

During 2007, the Company entered into a transaction (the “Transaction”) with the Villages at Castle Rock Metropolitan District No. 6 (the “District”), whose board of directors is comprised of officers and employees of MDC. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “Series 2007 Bonds”), a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) and a $4.5 million supplemental obligation (the “Supplemental Obligation”), which constitutes a multi-year obligation of the District. In exchange for the foregoing, the Company transferred title to approximately $28.6 million in land development improvements to the District. The Company has recorded the assets associated with the Series 2007 Bonds, Subordinate Bond and Supplemental Obligation as related party assets in the Consolidated Balance Sheets.

9.	Lines of Credit

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount to $1.25 billion, (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $500 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in the Company’s credit ratings and

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

leverage ratio, or to an alternate base rate. Additionally, the Company incurs costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. Accordingly, the Company incurred $1.8 million in unused commitment fees with respect to the Homebuilding Line during each of the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, there were no borrowings under the Homebuilding Line and there were $31.7 million and $53.4 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending.  The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. The terms of the Mortgage Line are set forth in the Fourth Amended and Restated Warehousing Credit Agreement dated as of September 5, 2006. Additionally, during 2007, the Company completed the First Amendment to Fourth Amended and Restated Warehousing Credit Agreement, which was entered into primarily to set a liquidity measure at $7.5 million, adjust certain mortgage loan sublimits and provide for the withdrawal of one participating bank while maintaining the facility at the same aggregate commitment level. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed certificates and are limited to the value of eligible collateral, as defined. At December 31, 2007 and 2006, $70.1 million and $130.5 million were borrowed, respectively, and an additional $23.7 million and $31.5 million, respectively, were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice. At December 31, 2007 and 2006, the interest rates on the Mortgage Line were 5.5% and 6.3%, respectively.

General.  The agreements for the Company’s bank lines of credit require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants and the Company is not aware of any covenant violations.

The financial covenants contained in the Homebuilding Line agreement (as amended on January 24, 2008 as described in Note 17) include a leverage test and a consolidated tangible net worth test. Under the leverage test, generally, our consolidated indebtedness is not permitted to exceed 55% (subject to adjustment in certain circumstances) of the sum of consolidated indebtedness and our “adjusted consolidated tangible net worth,” as defined. Effective January 24, 2008, the Company’s “consolidated tangible net worth” (as defined) under the Homebuilding Line consolidated tangible net worth test must not be less than (1) $1.055 billion; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after December 31, 2007; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after December 31, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after December 31, 2007 to repurchase its common stock and (B) $300 million. Failure to satisfy the foregoing financial covenant tests would not result in a default, but would result in scheduled reductions in the amount of the Commitment. In addition, “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after December 31, 2007; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2007. Failure to satisfy this covenant could result in a termination of the facility. We believe that we are in full compliance with these covenants, and we are not aware of any covenant violations.

10.	Senior Notes

In December 2002, the Company completed a public offering of $150 million principal amount of 7% senior notes due December 2012 (the “7% Senior Notes”) at a discount, with an effective yield of 7.30%. Interest is due and

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In May 2003, the Company completed a public offering of $150 million principal amount of 5 1/2% senior notes due May 2013 (the “5 1/2% Senior Notes”) at a discount, with an effective yield of 5.74%. In December 2003, the Company issued an additional $200 million principal amount of 5 1/2% Senior Notes at a premium, with an effective yield of 5.57%. The 5 1/2% Senior Notes have interest due and payable on May 15 and November 15 of each year until maturity. The Company is not required to make any principal payments and the 5 1/2% Senior Notes are fully due in May 2013. The 5 1/2% Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.30%, plus, in each case, accrued and unpaid interest.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s total debt obligations relating to senior notes at December 31, 2007 and 2006 are as follows (in thousands).

	December 31,
	2007	2006
7% Senior Notes due 2012	$149,117	$148,963
5 1/2% Senior Notes due 2013	349,449	349,361
5 3/8% Medium-Term Senior Notes due 2014	248,801	248,663
5 3/8% Medium-Term Senior Notes due 2015	249,724	249,695

Total Senior Notes, net	$997,091	$996,682

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

11.	Commitments and Contingencies

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

To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell mortgage loans and mortgage-backed securities. The Company had $37.6 million in mortgage loans under interest rate lock commitments at an average interest rate of 6.0%. In addition, the Company had $100.1 million of mortgage loans in inventory available for sale at December 31, 2007.

In the normal course of business, the Company is a defendant in cases primarily relating to construction defects. These cases seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has reserved for losses that may be incurred with respect to these cases based upon information provided to it by its legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses and the likelihood of the Company prevailing in these cases. Due to uncertainties in the estimation process, actual results could differ from those estimates. At December 31, 2007 and 2006, the Company had legal reserves of $12.4 million and $10.0 million, respectively. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

MDC leases office space, equipment and furniture and fixtures for its model homes under non-cancelable operating leases. Rent expense under cancelable and non-cancelable operating leases totaled $21.3 million, $29.6 million and $22.1 million in 2007, 2006 and 2005, respectively. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2007 (in thousands).

2008	$14,721
2009	11,590
2010	7,622
2011	5,422
2012	4,500
Thereafter	11,740

Total	$55,595

The Company often is required to obtain performance bonds and letters of credit in support of its related obligations primarily with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and Deposits. At December 31, 2007, the Company had issued and outstanding performance bonds and letters of credit totaling $281.6 million and $51.2 million, respectively, including $16.4 million in letters of credit issued by HomeAmerican. In the event any such performance bonds or letters of credit issued by third parties are called, MDC would be obligated to reimburse the issuer of the performance bond or letter of credit.

12.	Stockholders’ Equity

Common Stock Repurchase Program.  At December 31, 2007, the Company was authorized to repurchase up to 4,000,000 shares of its common stock. The Company did not repurchase any shares of its common stock during the years ended December 31, 2007, 2006 or 2005. At December 31, 2007 and 2006, the Company held 31,000 and 14,000 shares of treasury stock with average costs of $21.09 and $46.97 per share, respectively.

13.	Equity Incentive Plans

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

Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). A total of 8,433,693 shares of MDC common stock are reserved for issuance under the Equity

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Incentive Plan, of which 3,035,363 and 2,636,252 were available for grant as of December 31, 2007 and 2006, respectively. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Incentive stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the incentive stock option is granted. Non-qualified option awards generally vest over periods of up to seven years and expire in ten years. Restricted stock awards are granted with vesting terms of up to five years. During the year ended December 31, 2007, the Company granted options to purchase 460,000 shares of MDC common stock and 276,165 shares of restricted stock under the Equity Incentive Plan which vest over periods up to five years and in certain circumstances, contain ownership transfer restrictions for two years after vesting has occurred. In 2006, the Company granted options to purchase 707,500 shares of MDC common stock, and 37,371 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods up to five years.

Director Equity Incentive Plan.  Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. At December 31, 2007, a total of 1,532,666 shares of MDC common stock are reserved for issuance under the Director Stock Option Plan, of which 353,507 and 364,174 were available for grant as of December 31, 2007 and 2006, respectively. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the Company’s common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

14.	Stock-Based Compensation

Determining Fair Value of Share-Based Payment Awards.  As part of the adoption of SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). Accordingly, pursuant to SFAS 123(R), during 2007 and 2006, the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2007, 2006 and 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2007	2006	2005
Expected volatility	38.1%	35.8%	45.6%
Risk free interest rate	4.1%	4.7%	4.4%
Dividend yield rate	2.6%	2.0%	1.3%
Weighted-average expected lives of options	7.5yrs.	6.8yrs.	5.9yrs.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2007, 2006 and 2005 were $12.98, $19.14 and $26.95, respectively.

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

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted subsequent to December 31, 2005, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Additionally, in accordance with SFAS 123(R), the Company has estimated an annual forfeiture rate to be applied to all share-based payment awards which were unvested at December 31, 2005 in determining the number of awards expected to vest in the future. The Company estimated the annual forfeiture rate to be approximately 10% to 25% for share-based payment awards granted to Non-Executives and 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards, as well as historical forfeiture experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Stock Option Award Activity.  Stock option activity under the Company’s option plans at December 31, 2007 and changes during the year ended December 31, 2007 were as follows.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	5,731,861	$42.73
Granted - at fair market value	430,000	$39.03
Granted - above fair market value	180,000	$41.81
Exercised	(510,353)	$21.96
Cancelled	(351,732)	$58.09

Outstanding at December 31, 2007	5,479,776	$43.36	6.39	$30,285

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are vested at December 31, 2007, as well as stock options granted but unvested at December 31, 2007 that the Company expects will vest in future reporting periods.

	Vested and Expected to Vest at December 31, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	4,323,915	$40.65
Non-Executives	429,088	$54.78
Directors	616,162	$51.99

Total	5,369,165	$43.08	6.37	$30,285

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are exercisable at December 31, 2007.

	Exercisable at December 31, 2007
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	2,102,279	$25.67
Non-Executives	222,454	$50.77
Directors	616,162	$51.99

Total	2,940,895	$33.08	5.05	$30,285

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all outstanding stock options been exercised on December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005 was $18.0 million, $11.5 million and $80.0 million, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 18.47 - $ 23.35	1,556,781	4.16	$19.41	1,556,781	$19.41
$ 23.36 - $ 38.01	536,220	5.34	$32.55	256,220	$26.59
$ 38.02 - $ 46.60	1,263,435	7.27	$43.83	661,724	$43.83
$ 46.61 - $ 62.76	1,310,040	7.93	$59.74	186,520	$58.85
$ 62.77 - $ 79.22	813,300	7.52	$69.21	279,650	$72.51
Total	5,479,776	6.39	$43.36	2,940,895	$33.08

Total stock-based compensation expense relating to stock options granted by the Company was $11.3 million and $15.0 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, $42.5 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 3.72 years.

The Company received cash proceeds from the exercise of stock options of $11.2 million, $7.3 million and $26.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit realized for stock options exercised during the years ended December 31, 2007, 2006 and 2005, net of the reversal of tax benefits of stock options exercised in previous years, was $(32.6) million, $4.4 million and $30.0 million, respectively. The Company will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

Restricted and Unrestricted Stock Award Activity.  Non-vested restricted stock awards at December 31, 2007 and changes during the year ended December 31, 2007 were as follows.

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2006	47,125	$62.11
Granted	276,165	$42.71
Vested	(28,080)	$57.78
Forfeited	(16,845)	$61.58

Non-vested at December 31, 2007	278,365	$43.33

Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $1.2 million, $1.6 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, there was $10.5 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of 4.62 years. The total intrinsic value of restricted stock awards which vested during each of the years ended December 31, 2007 and 2006 was $1.7 million and was $1.2 million during the year ended December 31, 2005.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

15.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized, if any, and interest expense on the Mortgage Line is included in interest income, net, which is a component of other revenue in the Consolidated Statements of Operations. All interest incurred during 2007, 2006 and 2005 on the senior notes and Homebuilding Line was capitalized. Interest activity is shown below (in thousands).

	Year Ended December 31,
	2007	2006	2005
Total Interest Incurred
Corporate and homebuilding segments	$57,791	$58,141	$51,872
Financial Services and Other	1,581	8,816	3,850

Total interest incurred	$59,372	$66,957	$55,722

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of year	$50,655	$41,999	$24,220
Interest capitalized, net of interest expense	57,791	58,141	51,872
Previously capitalized interest included in home cost of sales	(54,959)	(49,485)	(34,093)

Interest capitalized in homebuilding inventory, end of year	$53,487	$50,655	$41,999

Interest income and interest expense are shown in the table below (in thousands).

	Year Ended December 31,
	2007	2006	2005
Interest Income, Net
Interest income	$38,903	$17,119	$8,500
Interest expense, net of interest capitalized	1,581	8,816	3,850

Total interest income, net	$37,322	$8,303	$4,650

16.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2007 and 2006.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Mortgage Loans Held in Inventory, Net.  The Company generally purchases forward commitments to deliver mortgage loans held for sale. Mortgage loans held in inventory that have no forward commitments are stated at the lower of aggregate cost, as adjusted for fair value changes in exercised interest rate locks and deferred fees and costs, or market value on an aggregate basis. The fair value approximates carrying value.

Lines of Credit.  The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Senior Notes.  The estimated fair value of the senior notes in the following table are based on dealer quotes (in thousands).

	December 31, 2007		December 31, 2006
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,117	$160,950	$148,963	$157,290
5 1/2% Senior Notes due 2013	$349,449	$351,715	$349,361	$334,053
5 3/8% Medium Term Senior Notes due 2014	$248,801	$247,625	$248,663	$232,650
5 3/8% Medium Term Senior Notes due 2015	$249,724	$243,675	$249,695	$232,437

17.	Subsequent Event

On January 24, 2008, the Company entered into a Second Amendment to its Second Amended and Restated Credit Agreement, dated as of March 22, 2006. The Second Amendment: (1) modified the definition of Leverage Ratio (for all purposes other than pricing determination) to allow for credit of unrestricted cash in excess of $50 million but not to exceed $500 million; (2) reset the consolidated tangible net worth base amount of the Consolidated Tangible Net Worth Test to $1.055 billion and reset the date from which subsequent increases from quarterly net income and net proceeds from equity issues are measured to after December 31, 2007; and (3) reset the date in the Consolidated Tangible Net Worth Floor from which subsequent increases from quarterly net income and net proceeds from equity issues are measured to after December 31, 2007. Additionally, no changes were made to the amount of the Commitment under the Homebuilding Line or the pricing grid set forth in the credit agreement.

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

Notes to Consolidated Financial Statements (Continued)

Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	RAH of Texas, LP (as of January 2007)
•	RAH Texas Holdings, LLC (as of January 2007)
•	Richmond American Homes of Texas, Inc. (as of January 2007)

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Additionally, the Company records benefit from and provision for income taxes for the guarantor and non-guarantor subsidiaries in the Supplemental Condensed Combining Statements of Operations based upon the Company’s consolidated effective tax rate. The Company presents its net deferred tax assets as a component of other assets of MDC in the Supplemental Condensed Combining Balance Sheets.

The Supplemental Condensed Combining Statements of Operations for the years ended December 31, 2006 and 2005 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for the years ended December 31, 2006 and 2005 have been reclassified to eliminate this inter-company cost of capital charge and the related income tax effect in order to conform the presentation to the Company’s segment reporting included in Note 3 of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$980,775	$3,105	$20,883	$-	$1,004,763
Restricted cash	-	1,898	-	-	1,898
Receivables
Home sales receivables	-	33,647	-	-	33,647
Income taxes receivable, net .	(80,107)	120,591	(3,496)	-	36,988
Other receivables	4,880	7,712	49,461	(45,257)	16,796
Mortgage loans held in inventory	-	-	100,144	-	100,144
Inventories, net
Housing completed or under construction	-	902,221	-	-	902,221
Land and land under development	-	554,336	-	-	554,336
Investment in and advances to parent and subsidiaries	(49,622)	136,853	3,116	(90,347)	-
Other assets	206,244	95,072	4,128	-	305,444

Total Assets	$1,062,170	$1,855,435	$174,236	$(135,604)	$2,956,237

LIABILITIES
Accounts payable and related party liabilities	$47,610	$70,539	$741	$(45,257)	$73,633
Accrued liabilities	77,468	204,768	57,117	-	339,353
Advances and notes payable to parent and subsidiaries	(1,536,012)	1,539,868	(3,856)	-	-
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	-	-	70,147	-	70,147
Senior notes, net	997,091	-	-	-	997,091

Total Liabilities	(413,843)	1,815,175	124,149	(45,257)	1,480,224

STOCKHOLDERS’ EQUITY	1,476,013	40,260	50,087	(90,347)	1,476,013

Total Liabilities and Stockholders’ Equity	$1,062,170	$1,855,435	$174,236	$(135,604)	$2,956,237

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$484,682	$6,400	$16,865	$-	$507,947
Restricted cash	-	2,641	-	-	2,641
Home sales and other receivables	-	129,559	53,379	(39,002)	143,936
Mortgage loans held in inventory	-	-	212,903	-	212,903
Inventories, net
Housing completed or under construction	-	1,178,671	-	-	1,178,671
Land and land under development	-	1,575,158	-	-	1,575,158
Investment in and advances to parent and subsidiaries	404,313	1,068	(37,782)	(367,599)	-
Other assets	169,961	113,383	5,275	-	288,619

Total Assets	$1,058,956	$3,006,880	$250,640	$(406,601)	$3,909,875

LIABILITIES
Accounts payable and related party liabilities	$41,458	$168,401	$1,604	$(38,057)	$173,406
Accrued liabilities	93,755	271,482	54,661	(945)	418,953
Advances and notes payable to parent and subsidiaries	(2,114,146)	2,103,373	10,773	-	-
Income taxes payable	(120,675)	132,609	16,551	-	28,485
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	-	-	130,467	-	130,467
Senior notes, net	996,682	-	-	-	996,682

Total Liabilities	(1,102,926)	2,675,865	214,056	(39,002)	1,747,993

STOCKHOLDERS’ EQUITY
	2,161,882	331,015	36,584	(367,599)	2,161,882

Total Liabilities and Stockholders’ Equity
	$1,058,956	$3,006,880	$250,640	$(406,601)	$3,909,875

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$2,782,597	$3,369	$(19,985)	$2,765,981
Land sales and other revenue	41,838	61,639	63,791	-	167,268
Equity in earnings of subsidiaries	(624,010)	-	-	624,010	-

Total Revenue	(582,172)	2,844,236	67,160	604,025	2,933,249

COSTS AND EXPENSES
Home cost of sales	-	2,397,124	3,288	(19,985)	2,380,427
Asset impairments	-	726,621	-	-	726,621
Marketing and commission expenses	-	214,682	357	-	215,039
General and administrative expenses	55,815	209,738	41,162	-	306,715
Other expenses	1,382	59,304	225	-	60,911

Total Costs and Expenses	57,197	3,607,469	45,032	(19,985)	3,689,713

Loss before income taxes	(639,369)	(763,233)	22,128	624,010	(756,464)
Benefit from (provision for) income taxes	(2,429)	120,591	(3,496)	-	119,524

NET LOSS	$(636,940)	$(642,642)	$18,632	$624,010	$(636,940)

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$4,677,510	$-	$(26,954)	$4,650,556
Land sales and other revenue	1,747	45,524	103,915	-	151,186
Equity in earnings of subsidiaries	268,654	-	-	(268,654)	-

Total Revenue	270,401	4,723,034	103,915	(295,608)	4,801,742

COSTS AND EXPENSES
Home cost of sales	-	3,647,115	(505)	(26,954)	3,619,656
Asset impairments	-	112,027	-	-	112,027
Marketing and commission expenses	1,145	278,819	-	-	279,964
General and administrative expenses	80,691	280,129	58,059	-	418,879
Other expenses	4,588	33,491	-	-	38,079

Total Costs and Expenses	86,424	4,351,581	57,554	(26,954)	4,468,605

Income before income taxes	183,977	371,453	46,361	(268,654)	333,137
Benefit from (provision for) income taxes	30,276	(132,609)	(16,551)	-	(118,884)

NET INCOME	$214,253	$238,844	$29,810	$(268,654)	$214,253

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2005

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$4,802,875	$-	$(10,175)	$4,792,700
Land sales and other revenue	1,453	10,010	88,426	-	99,889
Equity in earnings of subsidiaries	579,899	-	-	(579,899)	-

Total Revenue	581,352	4,812,885	88,426	(590,074)	4,892,589

COSTS AND EXPENSES
Home cost of sales	-	3,446,709	(499)	(10,175)	3,436,035
Marketing and commission expenses	499	235,823	-	-	236,322
General and administrative expenses	111,606	236,695	52,883	-	401,184
Other expenses	8,424	1,861	-	-	10,285

Total Costs and Expenses	120,529	3,921,088	52,384	(10,175)	4,083,826

Income before income taxes	460,823	891,797	36,042	(579,899)	808,763
Benefit from (provision for) income taxes	44,900	(334,424)	(13,516)	-	(303,040)

NET INCOME	$505,723	$557,373	$22,526	$(579,899)	$505,723

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$527,935	$(1,949)	$66,597	$-	$592,583

Net cash used in investing activities	2,158	(1,346)	(2,259)	-	(1,447)

Financing activities
Lines of credits
Advances	160,448	-	537,726	-	698,174
Principal payments	(160,448)	-	(598,046)	-	(758,494)
Dividend payments	(45,773)	-	-	-	(45,773)
Proceeds from exercise of stock options and excess tax benefit from stock-based compensation	11,773	-	-	-	11,773

Net cash provided by (used in) financing activities	(34,000)	-	(60,320)	-	(94,320)

Net increase in cash and cash equivalents	496,093	(3,295)	4,018	-	496,816
Cash and cash equivalents
Beginning of year	484,682	6,400	16,865	-	507,947

End of year	$980,775	$3,105	$20,883	$-	$1,004,763

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$325,018	$8,045	$29,985	$-	$363,048

Net cash used in investing activities	(3,022)	(7,172)	(27)	-	(10,221)

Financing activities
Lines of credits
Advances	450,900	-	-	-	450,900
Principal payments	(450,900)	-	(26,065)	-	(476,965)
Dividend payments	(44,963)	-	-	-	(44,963)
Proceeds from exercise of stock options and excess tax benefit from stock-based compensation	11,617	-	-	-	11,617

Net cash provided by (used in) financing activities	(33,346)	-	(26,065)	-	(59,411)

Net increase in cash and cash equivalents	288,650	873	3,893	-	293,416
Cash and cash equivalents
Beginning of year	196,032	5,527	12,972	-	214,531

End of year	$484,682	$6,400	$16,865	$-	$507,947

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2005

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$(426,683)	$15,545	$(13,791)	$-	$(424,929)

Net cash used in investing activities	(7,449)	(15,079)	(361)	-	(22,889)

Financing activities
Lines of credits
Advances	1,441,100	-	21,054	-	1,462,154
Principal payments	(1,441,100)	-	-	-	(1,441,100)
Proceeds from senior notes, net	247,605	-	-	-	247,605
Dividend payments	(33,532)	-	-	-	(33,532)
Proceeds from exercise of stock options	26,263	-	-	-	26,263

Net cash provided by (used in) financing activities	240,336	-	21,054	-	261,390

Net increase in cash and cash equivalents	(193,796)	466	6,902	-	(186,428)
Cash and cash equivalents
Beginning of year	389,828	5,061	6,070	-	400,959

End of year	$196,032	$5,527	$12,972	$-	$214,531

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 5, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Denver, Colorado

February 5, 2008

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about April 29, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.

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

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on July 2, 2007

The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Reports on Form 10-K for the years ended December 31, 2007 and 2006.

Item 11.	Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at December 31, 2007 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Employee Equity Incentive Plan	267,402	$26.36	none
Equity Incentive Plan	4,596,212	$43.19	3,035,363
Director Stock Option Plan	616,162	$51.99	353,507

Total equity compensation plans approved by shareowners	5,479,776	$43.36	3,388,870

Please refer to the discussion of the Company’s equity incentive plans in Note 13 to the Company’s Consolidated Financial Statements for a description of the plans and the types of grants, in addition to options, that may be made under the plans. The referenced discussion also describes the formula by which the number of securities available for issuance under the current plans automatically increases.

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

(a)(3) Exhibits.

Exhibit Number	Description
3.1

Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2006). *

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

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 of the Company’s Form S-3/A filed September 1, 2004). *

4.2

Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 3, 2002). *

Exhibit Number	Description

4.3

Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed May 19, 2003). *

4.4

Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2003). *

4.5

Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated herein by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2003). *

4.6

Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7

Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

4.9

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

Exhibit Number	Description

4.12

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

10.1

Amended and Restated Credit Agreement dated as of January 28, 2005, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.2

Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2006). *

10.3

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 24, 2007). *

10.4

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2008). *

10.5

Third Amended and Restated Warehousing Credit Agreement dated as of October 23, 2003, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2003). *

10.6

First Amendment to Third Amended and Restated Warehousing Credit Agreement dated February 27, 2004 among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.7

Second Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2004, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2004). *

10.8

Third Amendment to Third Amended and Restated Warehousing Credit Agreement, dated September 28, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed September 30, 2005). *

10.9

Fourth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated December 15, 2005, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 19, 2005). *

10.10

Fifth Amendment to Third Amended and Restated Warehousing Credit Agreement, dated February 1, 2006, among HomeAmerican Mortgage Corporation and the Banks that are signatories thereto and U.S. Bank National Association as administrative agent (Exhibit A, reducing total commitment amount to $225 million, omitted) (incorporated herein by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K dated December 31, 2005). *

Exhibit Number	Description

10.11

Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, among HomeAmerican Mortgage Corporation, the Banks that are signatories thereto and U.S. Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 8, 2006).*

10.12

First Amendment to Fourth Amended and Restated Warehousing Credit Agreement, dated as of November 2, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 6, 2007).*

10.13	The Company’s Employee Equity Incentive Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 14, 1993 relating to the 1993 Annual Meeting of Stockholders). *

10.14	Form of Non-Statutory Option Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.15	Form of Restricted Stock Agreement (Employee Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 1998). *

10.16

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.17

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.18	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.19	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.20

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.21

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.22

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.23

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.24

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.25

Consulting Agreement, effective as of March 1, 2003, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

Exhibit Number	Description

10.26

Amendment to Consulting Agreement, July 26, 2004, by and between Gilbert Goldstein, P.C. and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2004). *

10.27

Consulting Agreement, effective as of March 1, 2006, by and between Gilbert Goldstein, P.C. and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed February 22, 2006). *

10.28

M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan (incorporated herein by reference to Exhibit A of the Company’s Proxy Statement dated May 25, 1994 related to the 1994 Meeting of Stockholders). *

10.29

Amendment to the M.D.C. Holdings, Inc. Executive Officer Performance-Based Compensation Plan, dated December 30, 2005 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 6, 2006). *

10.30

Employment Agreement between the Company and Larry A. Mizel, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 27, 2003). *

10.31

Employment Agreement between the Company and David D. Mandarich, restated as of February 26, 2003 (incorporated herein by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed February 27, 2003). *

10.32

Lease Agreement among MDC, M.D.C. Land Corporation and Larry A. Mizel, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 28, 2005). *

10.33

Lease Agreement among MDC, M.D.C. Land Corporation and David D. Mandarich, executed February 24, 2005 (incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed February 28, 2005). *

10.34

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.35

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.36

Change in Control Agreement between the Company and Paris G. Reece III effective January 26, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.37

Change in Control Agreement between the Company and Michael Touff effective January 26, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.38

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.39

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

Exhibit Number	Description

10.40	M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.41

M.D.C. Holdings, Inc. 401(k) Savings Plan Prototype Retirement Plan and Trust Adoption Agreement between M.D.C. Holdings, Inc. and INVESCO/BankOne, as of January 1, 2003 (incorporated herein by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2002). *

10.42

2003 Post-EGTRRA Amendments (401(k) Savings Plan Prototype Retirement Plan and Trust), dated December 30, 2003 (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

10.43

Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, effective as of January 1, 2004 (incorporated herein by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K dated December 31, 2006). *

10.44

Rollover Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan between M.D.C. Holdings, Inc. and AMVESCAP National Trust Company, effective as of March 28, 2005 (incorporated herein by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K dated December 31, 2005). *

10.45

Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, effective as of January 1, 2006 (incorporated herein by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K dated December 31, 2006). *

10.46

Final 401(k)/401(m) Regulations Amendment to M.D.C. Holdings, Inc. 401 (k) Savings Plan (incorporated herein by reference to Exhibit 10.41 of the Company’s Annual Report on Form 10-K dated December 31, 2006). *

10.47

Stock Limit Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, March 26, 2007, (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2007). *

10.48	Stock Freeze Amendment to M.D.C. Holdings, Inc. 401(k) Savings Plan, November 19, 2007.

10.49

Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2004). *

10.50

Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2005). *

10.51

Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

Exhibit Number	Description

10.52

Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

10.53

Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

10.54	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.55

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2006). *

10.56	Aircraft Sale Agreement (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.57	Aircraft Purchase Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.58	Section 1031 Exchange Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 7th day of February, 2008 on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date

/s/ Larry A. Mizel Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 7, 2008

/s/ David D. Mandarich David D. Mandarich	Director, President and Chief Operating Officer	February 7, 2008

/s/ Steven J. Borick Steven J. Borick	Director	February 7, 2008

/s/ William B. Kemper William B. Kemper	Director	February 7, 2008

/s/ Herbert T. Buchwald Herbert T. Buchwald	Director	February 7, 2008

/s/ David E. Blackford David E. Blackford	Director	February 7, 2008

/s/ Michael A. Berman Michael A. Berman	Director	February 7, 2008

(A Majority of the Board of Directors)