Form 10-Q
period 2008-03-31
MDC HOLDINGS INC
filed 2008-05-02
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, 46,344,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

(i)

ITEM 1. Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,193,849	$1,004,763
Restricted cash	1,936	1,898
Receivables
Home sales receivables	29,174	33,647
Income taxes receivable, net	-	36,988
Other receivables	15,596	16,796
Mortgage loans held-for-sale, net	56,630	100,144
Inventories, net
Housing completed or under construction	778,281	902,221
Land and land under development	470,522	554,336
Property and equipment, net	41,972	44,368
Deferred income taxes, net	125,208	160,565
Related party assets	28,627	28,627
Prepaid expenses and other assets, net	65,404	71,884

Total Assets	$2,807,199	$2,956,237

LIABILITIES
Accounts payable	$49,388	$71,932
Accrued liabilities	313,228	339,353
Income taxes payable, net	13,005	-
Related party liabilities	-	1,701
Homebuilding line of credit	-	-
Mortgage line of credit	32,416	70,147
Senior notes, net	997,198	997,091

Total Liabilities	1,405,235	1,480,224

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,389,000 and 46,344,000 issued and outstanding, respectively, at March 31, 2008, and 46,084,000 and 46,053,000 issued and outstanding, respectively, at December 31, 2007	464	461
Additional paid-in-capital	767,324	757,039
Retained earnings	635,504	719,841
Accumulated other comprehensive loss	(669)	(669)
Treasury stock, at cost; 45,000 and 31,000 shares at March 31, 2008 and December 31, 2007, respectively	(659)	(659)

Total Stockholders' Equity	1,401,964	1,476,013

Total Liabilities and Stockholders' Equity	$2,807,199	$2,956,237

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUE
Home sales revenue	$355,792	$711,800
Land sales revenue	28,568	6,034
Other revenue	21,785	27,290

Total Revenue	406,145	745,124

COSTS AND EXPENSES
Home cost of sales	315,037	599,199
Land cost of sales	27,949	5,107
Asset impairments	54,832	141,422
Marketing expenses	19,203	29,079
Commission expenses	13,433	23,250
General and administrative expenses	52,912	90,657
Related party expenses	5	91

Total Costs and Expenses	483,371	888,805

Loss before income taxes	(77,226)	(143,681)
Benefit from income taxes	4,406	49,283

NET LOSS	$(72,820)	$(94,398)

LOSS PER SHARE
Basic	$(1.58)	$(2.07)

Diluted	$(1.58)	$(2.07)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	45,953	45,501

Diluted	45,953	45,501

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(72,820)	$(94,398)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments	54,832	141,422
Deferred tax asset valuation expense	10,600	-
Deferred income taxes	25,150	(49,710)
Amortization of deferred marketing costs	6,184	7,687
Write-offs of land option deposits and pre-acquisition costs	1,821	4,041
Depreciation and amortization of long-lived assets	2,428	4,133
Stock-based compensation expense	1,607	2,637
Excess tax benefits from stock-based compensation	(356)	(5,850)
Loss on sale of assets	3,232	-
Other non-cash expenses	152	100
Net change in assets and liabilities
Restricted cash	(38)	95
Home sales and other receivables	5,673	74,681
Income taxes receivable/payable	49,993	(10,740)
Mortgage loans held for sale, net	43,514	62,547
Housing completed or under construction	100,148	(18,764)
Land and land under development	50,708	118,230
Prepaid expenses and other assets, net	(2,725)	(508)
Accounts payable	(22,544)	(38,100)
Accrued liabilities	(26,826)	(48,180)

Net cash provided by operating activities	230,733	149,323

INVESTING ACTIVITIES
Net purchase of property and equipment	(43)	(710)

FINANCING ACTIVITIES
Lines of credit
Advances	38,004	160,448
Principal payments	(75,735)	(190,212)
Dividend payments	(11,517)	(11,414)
Proceeds from exercise of stock options	7,288	9,449
Excess tax benefits from stock-based compensation	356	5,850

Net cash used in financing activities	(41,604)	(25,879)

Net increase in cash and cash equivalents	189,086	122,734
Cash and cash equivalents
Beginning of period	1,004,763	507,947

End of period	$1,193,849	$630,681

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2008 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 7, 2008. Certain prior period balances have been reclassified to conform to the current year’s presentation.

Prior to 2006, the Company experienced seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue increased during the third and fourth quarters, compared with the first and second quarters. The Company believes that this seasonality reflected the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. Also, the Company in the past has experienced seasonality in the financial services operations because mortgage loan originations are directly attributed to the closing of homes from the homebuilding operations. During the 2008 first quarter, this seasonality pattern in the homebuilding industry and financial services operations was not apparent. The extent to which the Company’s historical seasonality pattern may have contributed to the 2008 first quarter and 2007 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be apparent in future reporting periods. The Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2007 Annual Report on Form 10-K.

The following table summarizes, by quarter, home sales revenue during 2008, 2007 and 2006 (in thousands).

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
2008	$355,792	N/A	N/A	N/A
2007	711,800	$687,813	$651,124	$715,244
2006	1,117,155	1,188,561	1,050,700	1,294,140

2.	Asset Impairment

The Company’s held-for-development inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. Additionally, the Company’s held-for-sale inventories also are included as a component of land and land under development in the Consolidated Balance Sheets, and include inventory associated with subdivisions for which the Company intends to sell the land in its current condition. At March 31, 2008 and December 31, 2007, the Company’s inventories on the Consolidated Balance Sheets included $57.7 million and $31.1 million, respectively, of held-for-sale inventory.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

On a quarterly basis, the Company evaluates its held-for-development and held-for-sale inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following tables set forth, by reportable segment, the asset impairments recorded during the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,
Land and Land Under Development (Held-for-Development)	2008	2007
West	$20,443	$97,745
Mountain	2,714	449
East	607	2,295
Other Homebuilding	14	9,635

Subtotal	23,778	110,124

Land and Land Under Development (Held-for-Sale)
West	5,366	-
Mountain	-	-
East	-	-
Other Homebuilding	730	5,000

Subtotal	6,096	5,000

Housing Completed or Under Construction (Held-for-Development)
West	21,335	24,158
Mountain	1,240	205
East	926	272
Other Homebuilding	291	1,663

Subtotal	23,792	26,298

Intangible and Other Assets	1,166	-

Consolidated Asset Impairments	$54,832	$141,422

The 2008 first quarter impairments of the Company’s held-for-development inventories primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices being offered by the Company’s competitors; (2) maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for available mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that are in the close-out phase. The impairment of held-for-development inventories in the West segment were significantly higher than impairments recorded in the Company’s other homebuilding segments. The Company believes this primarily resulted from: (1) the fact that the Company’s owned lots and active subdivisions in the West segment comprised nearly 50% of the consolidated owned lots and active subdivisions at March 31, 2008, resulting in approximately 44% of the Company’s total inventory being concentrated in the West segment; (2) competition within the sub-markets of the West segment appearing to be more pronounced than in the other homebuilding segments and, as a result, the Company continued to experience home price reductions offered by its competitors; and (3) buyers of the Company’s homes in the West segment being largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments, and their ability to obtain suitable mortgage loan financing having been impacted more adversely by the decreased availability of mortgage loan products.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

During the three months ended March 31, 2008, the Company recorded impairments of $6.1 million on its held-for-sale inventory, primarily in the Company’s West segment. These impairments primarily resulted from deterioration in homebuilding market conditions such that the Company believes the best use of these assets is to sell them in their current condition.

The following table sets forth the current carrying value of the Company’s inventory that was impaired during the three months ended March 31, 2008. Accordingly, these carrying values represent the fair value of such inventory at March 31, 2008.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held- for-Development)	Land and Land Under Development (Held-for-Sale)	Total Fair Value of Impaired Inventory
West	$2,955	$145,679	$34,630	$183,264
Mountain	5,612	11,428	-	17,040
East	1,212	8,397	-	9,609
Other Homebuilding	-	3,720	4,893	8,613

Consolidated	$9,779	$169,224	$39,523	$218,526

3.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 during the 2008 first quarter, and it did not have a material impact on its financial position, results of operations or cash flows upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 may have on its financial position, results of operations or cash flows upon adoption.

4.	Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position SFAS 157-b (“FSP 157-b”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. During the 2008 first quarter, the Company adopted SFAS 157, except as it applies to those

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the primary components of the Company’s mortgage loans held-for-sale that are required to be measured at fair value on a recurring basis are mortgage loans held-for-sale under firm mandatory commitments, and mortgage loans held-for-sale not under firm mandatory commitments. The Company had $39.9 million in mortgage loans held-for-sale under firm mandatory commitments for which fair value was based upon a Level 1 input being the quoted market prices for those mortgage loans. At March 31, 2008, the Company had $16.7 million of mortgage loans held-for-sale that were not under firm mandatory commitments and, as such, their fair value was based upon Level 2 inputs, primarily estimated market prices received from an outside party.

5.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	March 31, 2008	December 31, 2007
Accrued liabilities
Warranty reserves	$107,896	$109,118
Insurance reserves	58,097	57,475
Land development and home construction accruals	31,876	42,258
Accrued compensation and related expenses	24,894	33,883
Accrued interest payable	20,264	12,860
Accrued pension liability	14,533	13,531
Customer and escrow deposits	13,952	15,603
Other accrued liabilities	41,716	54,625

Total accrued liabilities	$313,228	$339,353

6.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic loss per share excludes the dilutive effect of common stock equivalents and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted loss per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted loss per share for the three months ended March 31, 2008 and 2007 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted loss per share were 587,000 and 879,000 shares during the three months ended March 31, 2008 and 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2008	2007
Basic and Diluted Loss Per Share
Net loss	$(72,820)	$(94,398)

Weighted-average shares outstanding	45,953	45,501

Basic and diluted per share amounts	$(1.58)	$(2.07)

7.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized, if any, and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Consolidated Statements of Operations. All interest incurred during the three months ended March 31, 2008 and 2007 on the senior notes and Homebuilding Line was capitalized. Interest activity is shown below (in thousands).

	Three Months Ended March 31,
	2008	2007
Total Interest Incurred
Corporate and homebuilding segments	$14,453	$14,441
Financial Services and Other	130	651

Total interest incurred	$14,583	$15,092

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$53,487	$50,655
Interest capitalized during the period, net of interest expense	14,453	14,441
Previously capitalized interest included in home cost of sales during the period	(15,773)	(13,285)

Interest capitalized in homebuilding inventory, end of period	$52,167	$51,811

Interest income and interest expense are shown below (in thousands).

	Three Months Ended March 31,
	2008	2007
Interest income	$10,476	$8,995
Interest expense, net of interest capitalized	130	651

Total interest income, net	$10,346	$8,344

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

8.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserve. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. Warranty reserve activity for the three months ended March 31, 2008 and 2007 is shown below (in thousands).

	Three Months Ended March 31,
	2008	2007
Warranty reserve balance at beginning of period	$109,118	$102,033
Warranty expense provision	3,131	6,422
Warranty cash payments	(2,824)	(6,445)
Warranty reserve adjustments	(1,529)	(175)

Warranty reserve balance at end of period	$107,896	$101,835

9.	Insurance Reserves

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the insurance reserve activity for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,
	2008	2007
Insurance reserve balances at beginning of period	$57,475	$50,854
Insurance expense provisions	1,471	2,861
Insurance cash payments	(915)	(1,793)
Insurance reserve adjustments	66	(14)

Insurance reserve balances at end of period	$58,097	$51,908

10.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1)	West (Arizona, California and Nevada)
(2)	Mountain (Colorado and Utah)
(3)	East (Virginia and Maryland)
(4)	Other Homebuilding (Delaware Valley, Florida, Illinois and Texas)

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant; and (5) StarAmerican. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment and generates revenue primarily from interest on its cash and cash equivalent balances.

Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any,

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

between operating segments are recorded at cost. Additionally, inter-company adjustments noted in the revenue table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2008	2007
Revenue
Homebuilding
West	$223,506	$454,654
Mountain	70,495	145,191
East	54,091	61,355
Other Homebuilding	40,354	64,860

Total Homebuilding	388,446	726,060
Financial Services and Other	11,172	19,570
Corporate	9,368	5,433
Inter-company adjustments	(2,841)	(5,939)

Consolidated	$406,145	$745,124

(Loss) Income Before Income Taxes
Homebuilding
West	$(61,391)	$(125,391)
Mountain	(11,608)	10,971
East	(2,335)	(4,386)
Other Homebuilding	(1,940)	(20,131)

Total Homebuilding	(77,274)	(138,937)
Financial Services and Other	4,148	7,517
Corporate	(4,100)	(12,261)

Consolidated	$(77,226)	$(143,681)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment.

	March 31, 2008	December 31, 2007
Homebuilding
West	$605,268	$747,835
Mountain	450,492	474,203
East	215,056	250,658
Other Homebuilding	107,909	125,003

Total Homebuilding	1,378,725	1,597,699
Financial Services and Other	128,320	174,617
Corporate	1,343,611	1,229,178
Inter-company adjustments	(43,457)	(45,257)

Consolidated	$2,807,199	$2,956,237

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2008	2007
Homebuilding
West	$5,374	$6,887
Mountain	917	1,035
East	665	1,123
Other Homebuilding	530	1,193

Total Homebuilding	7,486	10,238
Financial Services and Other	187	47
Corporate	939	1,535

Consolidated	$8,612	$11,820

11.	Other Comprehensive Loss

Total other comprehensive loss generally includes net loss and minimum pension liability adjustments, which have been reflected as a component of stockholders’ equity and have not affected the consolidated net loss. During the three months ended March 31, 2008 and 2007, minimum pension liability adjustments were not required. As a result, the Company’s other comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised of net losses of $72.8 million and $94.4 million, respectively.

12.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations primarily with respect to land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2008, the Company had issued and outstanding performance bonds and letters of credit totaling $250.9 million and $46.4 million, respectively, including $13.3 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

13.	Lines of Credit and Total Debt Obligations

Homebuilding. The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount to $1.25 billion (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $500 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2008 and December 31, 2007, there were no borrowings under the Homebuilding Line and there were $30.2 million and $31.7 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Mortgage Lending. The Company’s mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2008 and December 31, 2007, $32.4 million and $70.1 million were borrowed, respectively, and an additional $16.9 million and $23.7 million were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General. The agreements for the Company’s bank lines of credit and the indentures for the Company’s senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and the Company is not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for the Company’s senior notes are on file with the SEC and are listed in the Exhibit Table in Part IV of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s debt obligations at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
7% Senior Notes due 2012	$149,157	$149,117
5 1/2% Senior Notes due 2013	349,472	349,449
5 3/8% Medium Term Senior Notes due 2014	248,837	248,801
5 3/8% Medium Term Senior Notes due 2015	249,732	249,724

Total Senior Notes	997,198	997,091
Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,198	997,091
Mortgage line of credit	32,416	70,147

Total Debt	$1,029,614	$1,067,238

14.	Related Party Liabilities

In December 2007, the Company committed to contributing $1.0 million to the MDC/Richmond American Homes Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999 (the “Foundation”). In February 2008, the Company contributed 26,932 shares of MDC common stock to the Foundation in fulfillment of its December 2007 commitment.

15.	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, the Company’s overall effective income tax rates were 5.7% and 34.3% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate during the 2008 first quarter, compared with the same period during 2007, resulted primarily from the loss of benefits associated with the Internal Revenue Code (“I.R.C.”) Section 199, “Income Attributable to Domestic Production Activities,” and increases in the deferred tax valuation allowance. The $10.6 million increase in our valuation allowance related to changes in the amounts that are estimated to be realized during 2008 through federal or state loss carrybacks or through reversals of existing taxable temporary differences.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	March 31, 2008	December 31, 2007
Deferred tax assets
Warranty, litigation and other reserves	$56,423	$57,757
Asset impairment charges	208,373	236,462
Accrued liabilities	8,316	9,138
Deferred revenue	343	652
Inventory, additional costs capitalized for tax purposes	7,820	8,246
Stock-based compensation expense	9,818	9,775
Property, equipment and other assets, net	4,622	4,597
State net operating loss carryforward	12,695	6,698

Total deferred tax assets	308,410	333,325
Valuation allowance	(170,600)	(160,000)

Total deferred tax assets, net of valuation allowance	137,810	173,325

Deferred tax liabilities
Deferred revenue	7,023	7,205
Inventory, additional costs capitalized for financial statement purposes	802	779
Accrued liabilities	808	808
Other, net	3,969	3,968

Total deferred tax liabilities	12,602	12,760

Net deferred tax asset	$125,208	$160,565

16.	Stock-Based Compensation

The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”) for share-based payment awards. Accordingly, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123(R) and the grant date fair value for restricted stock awards is based upon the closing prices of the Company’s common stock on the date of grant. The Company recognizes these compensation costs net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to seven years.

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Prior to the 2008 first quarter, the Company estimated the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives (defined as its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (“CFO”) and General Counsel) based on the terms of their awards, as well as historical forfeiture experience. During the 2008 first quarter and as a result of the terms of the CFO’s agreement with the Company, which was filed with the SEC on April 11, 2008, the Company revised its estimated forfeitures associated with share-based awards granted to its CFO. As a result, the Company recorded an adjustment of $1.4 million to decrease its stock-based compensation expense associated with share-based payment awards that are no longer expected to vest.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Additionally, the Company records benefit from and provision for income taxes of the guarantor and non-guarantor subsidiaries in the Supplemental Condensed Combining Statements of Operations based upon the Company’s consolidated effective tax rate. The Company presents its net deferred tax assets as a component of other assets of MDC in the Supplemental Condensed Combining Balance Sheets.

The Supplemental Condensed Combining Statement of Operations for the three months ended March 31, 2007 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for three months ended March 31, 2007 has been reclassified to eliminate this inter-company cost of capital charge and the related income tax effect in order to conform the presentation to the Company’s segment reporting included in Note 10 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

March 31, 2008

(In thousands)

ASSETS	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Cash and cash equivalents	$1,170,590	$2,644	$20,615	$-	$1,193,849
Restricted cash	-	1,936	-	-	1,936
Home sales and other receivables	3,829	39,380	45,018	(43,457)	44,770
Mortgage loans held for sale, net	-	-	56,630	-	56,630
Inventories, net
Housing completed or under construction	-	778,281	-	-	778,281
Land and land under development	-	470,522	-	-	470,522
Investment in and advances to parent and subsidiaries	145,680	14,210	90	(159,980)	-
Other assets, net	169,180	85,972	6,059	-	261,211

Total Assets	$1,489,279	$1,392,945	$128,412	$(203,437)	$2,807,199

LIABILITIES
Accounts payable and related party liabilities	$43,828	$48,375	$642	$(43,457)	$49,388
Accrued liabilities	80,181	177,409	55,638	-	313,228
Advances and notes payable to parent and subsidiaries	(1,051,760)	1,057,393	(5,633)	-	-
Income taxes payable	17,868	(4,408)	(455)	-	13,005
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	-	-	32,416	-	32,416
Senior notes, net	997,198	-	-	-	997,198

Total Liabilities	87,315	1,278,769	82,608	(43,457)	1,405,235

STOCKHOLDERS' EQUITY	1,401,964	114,176	45,804	(159,980)	1,401,964

Total Liabilities and Stockholders' Equity	$1,489,279	$1,392,945	$128,412	$(203,437)	$2,807,199

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2007

(In thousands)

ASSETS	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Cash and cash equivalents	$980,775	$3,105	$20,883	$-	$1,004,763
Restricted cash	-	1,898	-	-	1,898
Home sales and other receivables	(75,227)	161,950	45,965	(45,257)	87,431
Mortgage loans held for sale, net	-	-	100,144	-	100,144
Inventories, net
Housing completed or under construction	-	902,221	-	-	902,221
Land and land under development	-	554,336	-	-	554,336
Investment in and advances to parent and subsidiaries	(49,622)	136,853	3,116	(90,347)	-
Other assets, net	206,244	95,072	4,128	-	305,444

Total Assets	$1,062,170	$1,855,435	$174,236	$ (135,604)	$2,956,237

LIABILITIES
Accounts payable and related party liabilities	$47,610	$70,539	$741	$(45,257)	$73,633
Accrued liabilities	77,468	204,768	57,117	-	339,353
Advances and notes payable to parent and subsidiaries	(1,536,012)	1,539,868	(3,856)	-	-
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	-	-	70,147	-	70,147
Senior notes, net	997,091	-	-	-	997,091

Total Liabilities	(413,843)	1,815,175	124,149	(45,257)	1,480,224

STOCKHOLDERS'
EQUITY	1,476,013	40,260	50,087	(90,347)	1,476,013

Total Liabilities and
Stockholders' Equity	$1,062,170	$1,855,435	$174,236	$(135,604)	$2,956,237

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2008

(In thousands)

REVENUE	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Home sales revenue	$-	$358,633	$-	$(2,841)	$355,792
Land sales and other revenue	9,369	29,812	11,172	-	50,353
Equity in (loss) income of subsidiaries	(68,958)	-	-	68,958	-

Total Revenue	(59,589)	388,445	11,172	66,117	406,145

COSTS AND EXPENSES
Home cost of sales	-	317,989	(111)	(2,841)	315,037
Asset impairments	-	54,832	-	-	54,832
Marketing and commission expenses	-	32,636	-	-	32,636
General and administrative expenses	13,464	32,382	7,066	-	52,912
Other expenses	5	27,949	-	-	27,954

Total Costs and Expenses	13,469	465,788	6,955	(2,841)	483,371

(Loss) income before income taxes	(73,058)	(77,343)	4,217	68,958	(77,226)
Benefit from (provision for) income taxes	238	4,408	(240)	-	4,406

NET (LOSS) INCOME	$(72,820)	$(72,935)	$3,977	$68,958	$(72,820)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2007

(In thousands)

REVENUE	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Home sales revenue	$-	$716,248	$1,491	$(5,939)	$711,800
Land sales and other revenue	6,538	8,064	18,722	-	33,324
Equity in (loss) income of subsidiaries	(87,070)	-	-	87,070	-

Total Revenue	(80,532)	724,312	20,213	81,131	745,124

COSTS AND EXPENSES
Home cost of sales	-	603,828	1,310	(5,939)	599,199
Asset impairments	-	141,422	-	-	141,422
Marketing and commission expenses	-	52,150	179	-	52,329
General and administrative expenses	17,602	60,695	12,360	-	90,657
Other expenses	91	4,882	225	-	5,198

Total Costs and Expenses	17,693	862,977	14,074	(5,939)	888,805

(Loss) income before income taxes	(98,225)	(138,665)	6,139	87,070	(143,681)
Benefit from (provision for) income taxes	3,827	47,562	(2,106)	-	49,283

NET (LOSS) INCOME	$(94,398)	$(91,103)	$4,033	$87,070	$(94,398)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$193,688	$(418)	$37,463	$-	$230,733

Net cash used in investing activities	-	(43)	-	-	(43)

Financing activities
Lines of credits
Advances	-	-	38,004	-	38,004
Principal payments	-	-	(75,735)	-	(75,735)
Excess tax benefit from stock-based compensation	356	-	-	-	356
Dividend payments	(11,517)	-	-	-	(11,517)
Proceeds from exercise of stock options	7,288	-	-	-	7,288

Net cash used in financing activities	(3,873)	-	(37,731)	-	(41,604)

Net increase (decrease) in cash and cash equivalents	189,815	(461)	(268)	-	189,086
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,170,590	$2,644	$20,615	$-	$1,193,849

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$120,530	$(1,101)	$29,894	$-	$149,323

Net cash used in investing activities	(639)	(52)	(19)	-	(710)

Financing activities
Lines of credits
Advances	-	-	160,448	-	160,448
Principal payments	-	-	(190,212)	-	(190,212)
Excess tax benefit from stock-based compensation	5,850	-	-	-	5,850
Dividend payments	(11,414)	-	-	-	(11,414)
Proceeds from exercise of stock options	9,449	-	-	-	9,449

Net cash provided by (used in) financing activities	3,885	-	(29,764)	-	(25,879)

Net increase (decrease) in cash and cash equivalents	123,776	(1,153)	111	-	122,734
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$608,458	$5,247	$16,976	$-	$630,681

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2007 and this Quarterly Report on Form 10-Q.

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

EXECUTIVE SUMMARY

During the 2008 first quarter, homebuyer demand for new homes remained weak, and the mortgage lending industry continued to be impacted negatively by the uncertainties in the credit and capital markets. We believe that the stability of the credit and capital markets will play a major role in the timing, strength and sustainability of a turnaround in the homebuilding and mortgage lending industries. Additionally, signs of recession have become more pronounced, highlighted by three consecutive months of declining employment levels and further deterioration of consumer confidence, factors which have distinguished the 2008 first quarter from 2007. The impact of a potential recession and the on-going severity and duration of the downturn in the homebuilding and mortgage lending industries are unknown. See “Forward-Looking Statements” below.

Our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries in the 2008 first quarter, due to, among other things, on-going homebuyer concerns about declines in the market value of homes, as well as reduced availability of credit for homebuyers caused by tightening mortgage loan underwriting criteria and an overall reduction in liquidity in the mortgage industry. As experienced throughout 2007, our homebuilding operations were impacted by, among other things: (1) increases in competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to the increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify.

These conditions contributed significantly to fewer closed homes, decreased new home orders and reduced year-over-year Backlog for each of our homebuilding segments. Also, we experienced an increase in our Cancellation Rate (as defined below) and lower Home Gross Margins (as defined below) during the 2008 first quarter, compared with the same 2007 period. Additionally, we continued recognizing impairments of our inventories, albeit at lower levels than in 2007. As a consequence, we incurred a pre-tax loss of $77.2 million during the three months ended March 31, 2008, compared with pre-tax loss of $143.7 million during the same period in 2007. Because of the uncertainty surrounding the severity and duration of the downturn in the homebuilding and mortgage lending industries, we are unable to determine the potential for net losses in future reporting periods. See “Forward-Looking Statements” below.

Recognizing the challenges presented by the downturn in the homebuilding and mortgage lending businesses, during the 2008 first quarter, our management focused on the following:

•	Starting a Company-wide multi-year initiative focused on streamlining our processes and business practices for increased efficiency and seeking standardized business practices nationwide;
•

Evaluating the best use of all of our land positions, which resulted in the sale of a significant number of lots during the 2008 first quarter, and an increase in the number of lots we are holding for sale, as we believe the best use of this land is to sell it in its present condition;

•	Continuing to limit our cash outflows through tighter controls over land acquisition and development expenditures and the construction of speculative homes;
•	Controlling home construction costs through continued renegotiations of material and labor costs with our suppliers and subcontractors;
•

Right-sizing our operations, primarily through consolidation of our operating locations and resulting headcount reductions, in an attempt to reduce our general and administrative expenses in response to significant decreases in the number of homes sold and closed; and

•

Lowering our portfolio of lots owned and controlled in each market by limiting the purchase of lots, terminating option contracts to purchase lots that no longer satisfied our underwriting criteria, and constructing, selling and closing homes in the ordinary course of business.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (1) homebuilding inventory valuation (held-for-development); (2) homebuilding inventory valuation (held-for-sale); (3) income taxes – valuation allowance; (4) income taxes – FIN 48; (5) revenue recognition; (6) segment reporting; (7) stock-based compensation; (8) home cost of sales; (9) warranty costs; (10) insurance reserves; and (11) land option contracts. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following discussion compares results for the three months ended March 31, 2008 with the three months ended March 31, 2007.

(Loss) Income Before Income Taxes. The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$(61,391)	$(125,391)	$64,000	51%
Mountain	(11,608)	10,971	(22,579)	N/A
East	(2,335)	(4,386)	2,051	47%
Other Homebuilding	(1,940)	(20,131)	18,191	90%

Total Homebuilding	(77,274)	(138,937)	61,663	44%

Financial Services and Other	4,148	7,517	(3,369)	-45%
Corporate	(4,100)	(12,261)	8,161	67%

Consolidated	$(77,226)	$(143,681)	$66,455	46%

The measures of performance in each of our homebuilding segments and our Financial Services and Other segment have been affected adversely by the absence of homebuyer demand and the factors contributing to this, as more fully described in our Executive Summary section of this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 2”).

In our West segment, our 2008 first quarter loss before income taxes was lower primarily due to a $73.6 million decrease in asset impairments and a combined decrease of $30.8 million in general and administrative, commission and sales and marketing expenses. These improvements partially were offset by closing 608 fewer homes and a 200 basis point decrease in Home Gross Margins. In our Mountain segment, we recognized a loss before income taxes primarily due to: (1) a decrease in Home Gross Margins of more than 1,300 basis points: (2) a $3.3 million increase in asset impairments; and (3) closing 193 fewer homes. These items partially were offset by a combined decrease of $5.6 million in general and administrative, commission and sales and marketing expenses.

Loss before income taxes in our East segment decreased during the 2008 first quarter primarily due to a combined decrease of $6.0 million in general and administrative, sales and marketing expenses and a $1.0 million decrease in asset impairments. These improvements partially were offset by a 680 basis point decrease in Home Gross Margins. In our Other Homebuilding segment, loss before income taxes was lower primarily due to a $15.3 million decrease in asset impairments, a combined decrease of $5.9 million in general and administrative, commission and sales and marketing expenses and a slight increase in Home Gross Margins. These items partially were offset by closing 61 fewer homes.

Income before income taxes in our Financial Services and Other segment was lower during the three months ended March 31, 2008 due to a combined decrease of $4.2 million in gains on sales of mortgage loans and broker origination fees and a $2.0 million decrease in insurance revenue. These items partially were offset by a $5.0 million decrease in general and administrative expenses. Loss before income taxes in our Corporate segment during the 2008 first quarter was lower primarily due to a $4.1 million decrease in general and administrative expenses and a $2.0 million increase in interest income.

Total Revenue. The table below summarizes total revenue by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$223,506	$454,654	$(231,148)	-51%
Mountain	70,495	145,191	(74,696)	-51%
East	54,091	61,355	(7,264)	-12%
Other Homebuilding	40,354	64,860	(24,506)	-38%

Total Homebuilding	388,446	726,060	(337,614)	-46%
Financial Services and Other	11,172	19,570	(8,398)	-43%
Corporate	9,368	5,433	3,935	72%
Inter-company adjustments	(2,841)	(5,939)	3,098	52%

Consolidated	$406,145	$745,124	$(338,979)	-45%

Total revenue for our homebuilding segments decreased during the three months ended March 31, 2008, resulting from a significant decline in home sales revenue primarily due to closing a combined 865 fewer homes in our homebuilding segments, most notably in our West and Mountain segments, and decreases in the average sales prices of homes closed in most of our markets. Total revenue during the 2008 first quarter for our Financial Services and Other segment decreased primarily due to lower gains on sales of mortgage loans and broker origination fees. These decreases primarily resulted from originating significantly fewer mortgage loans due to the declines in our home closing levels. Total revenue in our Corporate segment improved during the three months ended March 31, 2008, primarily resulting from an increase in interest income generated from significantly higher cash and cash equivalent balances during the 2008 first quarter.

Inter-company adjustments relate to mortgage loan origination fees paid at the time of home closings by our homebuilding subsidiaries to HomeAmerican on behalf of our homebuyers. The decrease during the first three months of 2008 primarily resulted from lower levels of home closings in each of our reportable segments.

Home Sales Revenue. The table below summarizes home sales revenue by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
West	$195,033	$453,269	$(258,236)	-57%
Mountain	69,563	138,821	(69,258)	-50%
East	53,860	61,324	(7,464)	-12%
Other Homebuilding	40,177	64,325	(24,148)	-38%

Total Homebuilding	358,633	717,739	(359,106)	-50%
Inter-company adjustments	(2,841)	(5,939)	3,098	52%

Consolidated	$355,792	$711,800	$(356,008)	-50%

The decrease in home sales revenue in our West segment primarily resulted from closing 608 fewer homes and significant decreases in the average selling prices for homes closed in each market within this segment. Home sales revenue in our Mountain segment decreased during the three months ended March 31, 2008 primarily due to closing 193 fewer homes.

The decline in home sales revenue in our East segment during the 2008 first quarter primarily resulted from lower average selling prices of closed homes in each market within this segment. Home sales revenue in our Other Homebuilding segment decreased during the three months ended March 31, 2008 primarily due to closing 61 fewer homes and lower average selling prices for homes closed in our Florida and Delaware Valley markets. These declines in our Other Homebuilding segment partially were offset by higher average selling prices of homes closed in our Illinois market.

Land Sales. Land sales revenue was $28.6 million and $6.0 million during the three months ended March 31, 2008 and 2007, respectively. The land sales revenue during 2008 resulted from our sale of more than 800 lots primarily in our West segment. Land sales revenue during the 2007 first quarter primarily came from the sale of land in Utah that no longer met our strategic objectives in that market.

Other Revenue. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$6,099	$9,271	$(3,172)	-34%
Broker origination fees	703	1,762	(1,059)	-60%
Insurance revenue	3,011	5,017	(2,006)	-40%
Interest income, net	10,346	8,344	2,002	24%
Title and other revenue	1,626	2,896	(1,270)	-44%

Total other revenue	$21,785	$27,290	$(5,505)	-20%

Other revenue was lower during the 2008 first quarter primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer loans primarily due to closing fewer homes; (2) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels; and (3) title and other revenue, due to the decreased home closings and fewer homebuyer deposits that were forfeited. These decreases partially were offset by an increase in interest income, as our cash and cash equivalent balances were significantly higher during the 2008 first quarter as a result of our on-going efforts to limit inventory acquisitions during the current homebuilding down cycle.

Home Cost of Sales. Home cost of sales primarily includes land and construction costs, capitalized interest, closing costs and reserves for warranty, and excludes commissions, amortization of deferred marketing costs and inventory impairments. The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$171,519	$389,497	$(217,978)	-56%
Mountain	64,521	110,171	(45,650)	-41%
East	46,781	49,125	(2,344)	-5%
Other Homebuilding	35,057	56,345	(21,288)	-38%

Total Homebuilding	317,878	605,138	(287,260)	-47%
Inter-company adjustments	(2,841)	(5,939)	3,098	52%

Consolidated	$315,037	$599,199	$(284,162)	-47%

Home cost of sales decreased during the three months ended March 31, 2008 in each of our homebuilding segments, primarily as a result of closing 43% fewer homes. The decrease was most notable in our West segment, where we closed 608 fewer homes during the 2008 first quarter. Also contributing to this decrease in our West segment was: (1) the impact of closing homes in subdivisions for which we recorded $30.6 inventory impairments subsequent to the 2007 first quarter; and (2) lower home construction costs primarily associated with our continued efforts to renegotiate our construction costs with our vendors.

The decrease in our Mountain segment primarily resulted from closing 193 fewer homes, partially offset by the impact of higher home construction costs per unit due in part to changes in the size and style of homes being constructed in this segment. The decrease in home cost of sales in our Other Homebuilding segment primarily resulted from closing 61 fewer homes and the impact of closing homes in subdivisions for which we recorded $4.9 million of inventory impairments subsequent to the 2007 first quarter.

Asset Impairments. The following table sets forth, by reportable segment, the asset impairments recorded for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended March 31,
Land and Land Under Development (Held-for-Development)	2008	2007	Change
West	$20,443	$97,745	$(77,302)
Mountain	2,714	449	2,265
East	607	2,295	(1,688)
Other Homebuilding	14	9,635	(9,621)

Subtotal	23,778	110,124	(86,346)

Land and Land Under Development (Held-for-Sale)
West	5,366	-	5,366
Mountain	-	-	-
East	-	-	-
Other Homebuilding	730	5,000	(4,270)

Subtotal	6,096	5,000	1,096

Housing Completed or Under Construction (Held-for-Development)
West	21,335	24,158	(2,823)
Mountain	1,240	205	1,035
East	926	272	654
Other Homebuilding	291	1,663	(1,372)

Subtotal	23,792	26,298	(2,506)

Intangible and Other Assets	1,166	-	1,166

Consolidated Asset Impairments	$54,832	$141,422	$(86,590)

The 2008 first quarter impairments of our held-for-development inventories primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by our competitors; (2) maintain homes in Backlog until they close; (3) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that are in the close-out phase. The impairments of held-for-development inventories in the West segment were significantly higher than impairments recorded in our other homebuilding segments. We believe this primarily resulted from: (1) the fact that our owned lots and active subdivisions in the West segment comprised nearly 50% of the consolidated owned lots and active subdivisions at March 31, 2008, resulting in approximately 44% of our total inventory being concentrated in the West segment; (2) competition within the sub-markets of the West segment appearing to be more pronounced than in the other homebuilding segments and, as a result, our continuing to experience home price reductions offered by our competitors; and (3) buyers of our homes in the West segment being largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments, and their ability to obtain suitable mortgage loan financing having been impacted more adversely by the decreased availability of mortgage loan products.

During the three months ended March 31, 2008, we recorded impairments of $6.1 million on our held-for-sale inventory, primarily in our West segment. These impairments relate to approximately 900 lots in 18 subdivisions and primarily resulted from deterioration in market conditions that led us to the conclusion that the best use of these assets is to sell them in their current condition.

The following table sets forth the inventory impairments recorded on a quarterly basis over the last five quarters, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter

	Held-for- Development	Held-for- Sale	Total Inventory Impairments
March 31, 2008	$47,570	$6,096	$53,666	$218,526	2,628	94
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
March 31, 2007	136,422	5,000	141,422	381,117	3,284	52

Marketing Expenses. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$12,105	$17,844	$(5,739)	-32%
Mountain	3,490	4,816	(1,326)	-28%
East	2,080	3,432	(1,352)	-39%
Other Homebuilding	1,528	2,987	(1,459)	-49%

Consolidated	$19,203	$29,079	$(9,876)	-34%

Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, certain compensation related expenses and other selling costs. The $9.9 million decrease in total marketing expenses primarily resulted from decreases of: (1) $6.1 million in advertising expenses as we continued to reduce our overall advertising costs in response to the decreased levels of home orders and closings, as well as having fewer active subdivisions during the 2008 first quarter; (2) $2.1 million in sales office expenses in connection with having approximately 19% fewer model homes at March 31, 2008; and (3) $1.5 million in amortization of deferred marketing costs resulting from closing 865 fewer homes during the 2008 first quarter.

Commission Expenses. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$7,183	$14,326	$(7,143)	-50%
Mountain	2,744	4,781	(2,037)	-43%
East	2,016	1,989	27	1%
Other Homebuilding	1,490	2,154	(664)	-31%

Consolidated	$13,433	$23,250	$(9,817)	-42%

Commission expenses primarily include direct incremental commissions paid for closed homes. Commission expenses within our West, Mountain and Other Homebuilding segments decreased during the three months ended March 31, 2008, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to the decline in home sales revenue. These decreases were partially offset by increases in the commission rate paid to outside brokers.

General and Administrative Expenses. The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Homebuilding
West	$18,510	$36,473	$(17,963)	-49%
Mountain	6,714	8,916	(2,202)	-25%
East	4,017	8,629	(4,612)	-53%
Other Homebuilding	3,185	6,981	(3,796)	-54%

Total Homebuilding	32,426	60,999	(28,573)	-47%
Financial Services and Other	7,023	12,058	(5,035)	-42%
Corporate	13,463	17,600	(4,137)	-24%

Consolidated	$52,912	$90,657	$(37,745)	-42%

General and administrative expenses for each of our homebuilding segments decreased during the three months ended March 31, 2008. These reduced expenses resulted from various 2007 cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets, including consolidating a number of our homebuilding divisions and reducing employee headcount. Through these efforts, we have reduced our homebuilding divisions to 12 as of March 31, 2008 from 21 at March 31, 2007, allowing us to consolidate office space in many of our markets. Additionally, our employee headcount has decreased throughout 2007 and the 2008 first quarter to approximately 1,850 at March 31, 2008 from approximately 2,850 at March 31, 2007.

The 2008 first quarter decrease in general and administrative expenses for the homebuilding segments was most notable within the West segment, primarily resulting from the following decreases: (1) $8.3 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 39% from March 31, 2007 in this segment; (2) $3.7 million of inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; (3) $3.8 million in other general and administrative expenses, primarily consisting of the write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and professional service fees; and (4) $1.7 million in office-related expenses resulting from consolidating our homebuilding divisions. General and administrative expenses decreased during the three months ended March 31, 2008 in our East segment primarily due to: (1) decreases of $1.8 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 24% from March 31, 2007 in this segment; (2) $1.1 million in office-related expenses resulting from consolidating our homebuilding divisions; and (3) $0.9 million in other general and administrative expenses, primarily professional service fees.

In our Other Homebuilding segment, general and administrative expenses were lower during the 2008 first quarter, primarily resulting from decreases of: (1) $2.0 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 42% from March 31, 2007 in this segment; and (2) $1.0 million in other general and administrative expenses, primarily consisting of write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and professional service fees. In our Mountain segment, general and administrative expenses were lower during the first three months of 2008, primarily due to a $1.5 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount by 32% from March 31, 2007 in this segment.

In our Financial Services and Other segment, general and administrative expenses declined during the three months ended March 31, 2008, primarily due to the following decreases: (1) $3.0 million in compensation-related costs, as we reduced our employee headcount for this segment by 34% from March 31, 2007; and (2) insurance premium expenses of $0.8 million.

In our Corporate segment, general and administrative expenses decreased during the 2008 first quarter, primarily resulting from decreases of: (1) $5.6 million in employee compensation and other employee-related benefit costs, primarily due to the 29% reduction in headcount of our Corporate segment from March 31, 2007 and the impact of estimated stock option forfeitures associated with the recently announced departure of our Chief Financial Officer; and (2) $2.0 million in other general and administrative expenses, primarily travel-related expenses. These items partially were offset by a $4.7 million decrease in Supervisory Fees received from the Company’s other segments. See Note 10 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

Income Taxes. We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, our overall effective income tax rates were 5.7% and 34.3% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate during the 2008 first quarter, compared with the same period during 2007, resulted primarily from the loss of benefits associated with I.R.C. Section 199, “Income Attributable to Domestic Production Activities,” and increases in the deferred tax valuation allowance. The $10.6 million increase in our valuation allowance related to changes in the amounts that are estimated to be realized during 2008 through federal or state loss carrybacks or through reversals of existing taxable temporary differences.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes.

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Orders For Homes, net (units)
Arizona	282	754	(472)	-63%
California	159	415	(256)	-62%
Nevada	181	380	(199)	-52%

West	622	1,549	(927)	-60%

Colorado	163	300	(137)	-46%
Utah	44	210	(166)	-79%

Mountain	207	510	(303)	-59%

Maryland	47	99	(52)	-53%
Virginia	70	112	(42)	-38%

East	117	211	(94)	-45%

Delaware Valley	22	62	(40)	-65%
Florida	115	179	(64)	-36%
Illinois	15	41	(26)	-63%
Texas	-	6	(6)	N/A

Other Homebuilding	152	288	(136)	-47%

Total	1,098	2,558	(1,460)	-57%

Estimated Value of Orders for Homes, net	$324,000	$902,000	$(578,000)	-64%
Estimated Average Selling Price of Orders for Homes, net	$295.1	$352.6	$(57.5)	-16%
Cancellation Rate	43%	35%	8%

Orders for Homes. Each of our homebuilding segments experienced declines in net home orders during the three months ended March 31, 2008 and most notably within the West segment, where most of our homebuilding activity has been concentrated. Net home orders for each of our markets were impacted adversely by continued overall deterioration in the demand for new homes. Factors which contributed to this market decline in each of our homebuilding segments have been outlined in Item 2. Additionally, net home orders in our Mountain segment declined significantly, particularly in our Utah market, as this market has been experiencing a decrease in demand for new home orders from its peak during 2006. Also contributing to the 2008 first quarter decrease was the impact of an overall 17% decline in our active subdivisions, which was particularly apparent in the markets of our West segment, where our active subdivisions decreased by 20% from March 31, 2007.

Cancellation Rate. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. The Cancellation Rate for each of our homebuilding segments, except for our Other Homebuilding segment, was consistent with our Cancellation Rate of 43% on a consolidated basis. In our Other Homebuilding segment, the Cancellation Rate was lower than our consolidated Cancellation Rate. The Cancellation Rate increased during the three months ended March 31, 2008 from the same period in 2007 for the Company as a whole and in each of our reportable segments, primarily resulting from: (1) homebuyers having difficulty in qualifying for available mortgage loan products; (2) home orders that were contingent on our homebuyers being able to sell their existing homes; and (3) a decline in homebuyer confidence in the market value of homes.

Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. Accordingly, refer to explanations associated with home sales revenue and home cost of sales in Item 2, where we describe the changes in our 2008 first quarter home sales revenue and home cost of sales. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007
Homebuilding
West	12.1%	14.1%	-2.0%
Mountain	7.2%	20.6%	-13.4%
East	13.1%	19.9%	-6.8%
Other Homebuilding	12.7%	12.4%	0.3%

Consolidated	11.5%	15.8%	-4.3%

Our Home Gross Margins in all of our homebuilding reportable segments were impacted negatively by significantly higher sales incentives offered to our homebuyers, and higher construction costs as a percentage of home sales revenue. Also contributing to the difference in the first quarter Home Gross Margins was the impact of recognizing $23.1 million in Operating Profits during the 2007 first quarter that had been deferred under SFAS 66 at December 31, 2006, less $10.8 million in Operating Profits deferred at March 31, 2007. The application of SFAS 66 did not have a material impact on our 2008 first quarter Home Gross Margins. Additionally, we capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. During the 2008 first quarter, interest expense, included in cost of sales, as a percent of home sales revenue increased to 4.4%, compared with 1.9% during the same period in 2007. This increase resulted from the significant decline in our inventory levels over the last couple of years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest. This increased capitalized interest negatively impacted our Home Gross Margins by approximately 250 basis points during the 2008 first quarter.

Future Home Gross Margins may be impacted negatively by, among other things: (1) increased competition and continued high levels of cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (2) continued decline in demand for new homes in our markets; (3) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (4) increases in interest expense in home cost of sales; (5) adverse weather; (6) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; (7) the impact of being unable to sell high loan-to-value mortgage loans on a timely basis, as this may affect the timing of recognizing the Operating Profit on closed homes pursuant to SFAS 66; and (8) other general risk factors. See “Forward-Looking Statements” below.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Arizona	351	652	(301)	-46%
California	154	328	(174)	-53%
Nevada	180	313	(133)	-42%

West	685	1,293	(608)	-47%

Colorado	117	164	(47)	-29%
Utah	82	228	(146)	-64%

Mountain	199	392	(193)	-49%

Maryland	49	49	-	0%
Virginia	65	68	(3)	-4%

East	114	117	(3)	-3%

Delaware Valley	31	46	(15)	-33%
Florida	95	128	(33)	-26%
Illinois	12	14	(2)	-14%
Texas	-	11	(11)	N/A

Other Homebuilding	138	199	(61)	-31%

Total	1,136	2,001	(865)	-43%

Our home closings were down during the three months ended March 31, 2008 for most markets within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Additionally, in our Mountain segment, home closings were down during the three months ended March 31, 2008, primarily in the Utah market of this segment as this market has experienced a greater decline in demand for new homes from its peak during 2006. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 2.

Backlog. The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

Backlog (units)	March 31, 2008	December 31, 2007	March 31, 2007	December 31, 2006
Arizona	523	592	1,606	1,504
California	208	203	514	427
Nevada	308	307	382	315

West	1,039	1,102	2,502	2,246

Colorado	259	213	389	253
Utah	140	178	447	465

Mountain	399	391	836	718

Maryland	124	126	237	187
Virginia	105	100	180	136

East	229	226	417	323

Delaware Valley	48	57	135	119
Florida	145	125	248	197
Illinois	49	46	50	23
Texas	-	-	7	12

Other Homebuilding	242	228	440	351

Total	1,909	1,947	4,195	3,638

Backlog Estimated Sales Value	$623,000	$650,000	$1,500,000	$1,300,000

Estimated Average Selling Price of Homes in Backlog	$326.3	$333.8	$357.6	$357.3

We define “Backlog” as homes under contract but not yet delivered. As further outlined in the Executive Summary section of this Item 2, our March 31, 2008 Backlog was down from March 31, 2007 for each market within our homebuilding segments, primarily due to the overall deterioration in demand for new homes. The estimated Backlog sales value decreased from $1.5 billion at March 31, 2007 to $623 million at March 31, 2008, primarily due to the 54% decrease in the number of homes in Backlog and a 9% decrease in the estimated average selling price of homes in Backlog.

Active Subdivisions. The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	March 31, 2008	December 31, 2007	March 31, 2007
Arizona	62	66	70
California	34	41	47
Nevada	34	39	45

West	130	146	162

Colorado	49	47	49
Utah	24	23	26

Mountain	73	70	75

Maryland	17	15	18
Virginia	19	18	22

East	36	33	40

Delaware Valley	2	4	4
Florida	15	20	28
Illinois	4	5	6

Other Homebuilding	21	29	38

Total	260	278	315

Average for quarter ended	272	287	311

Average Selling Prices Per Home Closed. The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Arizona	$232.2	$262.5	$(30.3)	-12%
California	444.6	540.0	(95.4)	-18%
Colorado	354.4	352.5	1.9	1%
Delaware Valley	425.8	489.6	(63.8)	-13%
Florida	233.4	280.9	(47.5)	-17%
Illinois	400.5	311.3	89.2	29%
Maryland	496.9	530.8	(33.9)	-6%
Nevada	247.3	305.3	(58.0)	-19%
Texas	-	135.5	(135.5)	N/A
Utah	340.1	350.0	(9.9)	-3%
Virginia	453.5	492.0	(38.5)	-8%
Company average	$313.2	$355.7	$(42.5)	-12%

The average selling price of homes closed during the three months ended March 31, 2008 decreased in most of our markets, most notably in the markets of our West and East segments. The decreases for the markets within our West and East segments, as well as in our Delaware Valley and Florida markets, resulted in part from increased levels of incentives and reduced sales prices in response to lower demand for new homes and increased levels of competition in these markets. We experienced an increase in average selling price in our Illinois market during the 2008 first quarter, primarily related to changes in the style of our single-family detached homes that were closed during this period.

Inventory. Our inventory is comprised of land and land under development and housing completed or under construction. Land and land under development in our Consolidated Balance Sheets primarily includes land acquisition costs and land development costs associated with subdivisions for which we have the intent to construct and sell homes and land held-for-sale. Housing completed or under construction in our Consolidated Balance Sheet primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects.”

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	March 31, 2008	December 31, 2007	March 31, 2007
Arizona	$73,389	$96,631	$269,936
California	23,736	35,305	282,051
Nevada	66,881	94,685	248,576

West	164,006	226,621	800,563

Colorado	126,162	131,962	180,786
Utah	70,122	74,021	76,495

Mountain	196,284	205,983	257,281

Maryland	31,808	33,339	72,463
Virginia	48,244	53,779	104,267

East	80,052	87,118	176,730

Delaware Valley	11,556	13,232	28,126
Florida	10,475	12,548	57,412
Illinois	8,149	8,834	21,692

Other Homebuilding	30,180	34,614	107,230

Total	$470,522	$554,336	$1,341,804

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	March 31, 2008	December 31, 2007	March 31, 2007
Arizona	$132,230	$169,394	$219,064
California	171,108	221,571	349,065
Nevada	82,994	76,695	145,400

West	386,332	467,660	713,529

Colorado	141,077	143,108	134,656
Utah	61,354	73,118	96,356

Mountain	202,431	216,226	231,012

Maryland	51,081	63,089	57,039
Virginia	67,542	71,277	62,336

East	118,623	134,366	119,375

Delaware Valley	21,050	27,987	25,352
Florida	28,640	35,569	64,307
Illinois	21,205	20,413	15,561
Texas	-	-	2,001

Other Homebuilding	70,895	83,969	107,221

Total	$778,281	$902,221	$1,171,137

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	March 31, 2008	December 31, 2007	March 31, 2007
Lots Owned
Arizona	2,423	2,969	5,701
California	1,150	1,491	2,508
Nevada	1,241	1,549	2,416

West	4,814	6,009	10,625

Colorado	2,890	2,992	3,274
Utah	830	863	987

Mountain	3,720	3,855	4,261

Maryland	287	302	492
Virginia	336	369	600

East	623	671	1,092

Delaware Valley	138	151	261
Florida	561	638	1,033
Illinois	165	191	268

Other Homebuilding	864	980	1,562

Total	10,021	11,515	17,540

Lots Controlled Under Option
Arizona	400	512	575
California	157	157	157
Nevada	-	4	117

West	557	673	849

Colorado	255	262	931
Utah	-	-	91

Mountain	255	262	1,022

Maryland	449	558	992
Virginia	1,072	1,311	2,148

East	1,521	1,869	3,140

Delaware Valley	327	327	644
Florida	470	484	1,436
Illinois	-	-	-

Other Homebuilding	797	811	2,080

Total	3,130	3,615	7,091

Total Lots Owned and Controlled
(excluding homes completed or under construction)	13,151	15,130	24,631

During the 2008 first quarter, our total number of lots owned (excluding homes completed or under construction) decreased 13% from December 31, 2007, primarily due to: (1) the transfer of lots from land to homes completed or under construction; (2) the sale of more than 800 lots, primarily in our West segment; and (3) a reduction in the number of land acquisitions. As a result, and with the additional impact of recording $29.9 million of impairments on our land inventory during the 2008 first quarter, we reduced our land and land under development by $83.8 million since December 31, 2007. We continued to evaluate the terms of our lot option contracts. As a result, we reduced our total lots under option by 13% from December 31, 2007 primarily by terminating lot option contracts with terms that no longer met our underwriting criteria.

The table below shows the amount of non-refundable option deposits (in thousands).

	March 31, 2008	December 31, 2007	March 31, 2007
Non-refundable Option Deposits
Cash	$6,476	$6,292	$15,649
Letters of Credit	4,221	6,547	14,422

Total Non-refundable Option Deposits	$10,697	$12,839	$30,071

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	March 31, 2008	December 31, 2007	March 31, 2007
Unsold Home Under Construction - Final	449	515	422
Unsold Home Under Construction - Frame	516	656	480
Unsold Home Under Construction - Foundation	134	229	310

Total Unsold Homes Under Construction	1,099	1,400	1,212
Sold Homes Under Construction	1,340	1,350	2,677
Model Homes	640	730	792

Homes Completed or Under Construction	3,079	3,480	4,681

Other Operating Results

HomeAmerican Operating Activities. The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

	Three Months Ended March 31,		Change
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$164,743	$351,033	$(186,290)	-53%
Principal amount of mortgage loans brokered	$59,571	$118,342	$(58,771)	-50%
Capture Rate	58%	58%	0%
Including brokered loans	75%	77%	-2%
Mortgage products (% of mortgage loans originated)
Fixed rate	94%	69%	25%
Adjustable rate - interest only	2%	27%	-25%
Adjustable rate - other	4%	4%	0%

Prime loans (1)	63%	59%	4%
Alt A loans (2)	0%	35%	-35%
Government loans (3)	37%	5%	32%
Sub-prime loans (4)	0%	1%	-1%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.

(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased during the three months ended March 31, 2008 due to MDC closing 43% fewer homes.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased significantly during the 2008 first quarter, due in part to: (1) a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers; and (2) a reduced demand by third-party purchasers for non-conforming mortgage loans. In response to reduced liquidity in the mortgage lending industry, we have tightened our mortgage loan underwriting criteria by: (1) not originating Alt-A second mortgage loans and Non-Agency (defined as not being Federal National Mortgage Association and Federal Home Loan Mortgage Corporation eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market value of homes have been declining. As a result, during the three months ended March 31, 2008, HomeAmerican originated fewer high loan-to-value mortgage loans and loans with related second mortgages and did not originate sub-prime and Alt-A mortgage loan products.

Forward Sales Commitments. HomeAmerican is exposed to market risks related to fluctuations in interest rates due to its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk due to fluctuations in interest rates on our mortgage loans owned and the interest rate lock commitments. Such contracts are the only significant financial derivative instruments utilized by us and generally are settled within 60 days of origination. Due to this hedging philosophy, we believe the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

Interest Activity. We capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction in accordance with SFAS 34, “Capitalization of Interest Costs.” All interest incurred by our Corporate and homebuilding segments during the three months ended March 31, 2008 and 2007 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. For a reconciliation of our interest incurred, capitalized and expensed, see Note 7 to our Unaudited Consolidated Financial Statements. During the 2008 first quarter, interest expense, included in cost of sales, as a percent of home sales revenue increased to 4.4%, compared with 1.9% during the same period in 2007. This increase resulted from the significant decline in our inventory levels over the last couple of years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest. This increased capitalized interest negatively impacted our Home Gross Margins by approximately 250 basis points during the 2008 first quarter.

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

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5  1/2% senior notes due 2013, 5  3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). Based upon our current capital resources and additional capacity available under existing credit agreements, we believe that our current financial condition is both balanced to fit our current operating structure and adequate to satisfy our current and near-term capital requirements. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line. However, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business.” See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Homebuilding. Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At March 31, 2008, we did not have any borrowings on our Homebuilding Line and had $30.2 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending. Our mortgage line of credit (“Mortgage Line”) has a borrowing limit of $225 million with terms that allow for increases of up to $175 million in the borrowing limit to a maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At March 31, 2008 and December 31, 2007, $32.4 million and $70.1 million were borrowed, respectively, and an additional $16.9 million and $23.7 million were collateralized and available to be borrowed, respectively. The Mortgage Line is cancelable upon 120 days notice.

General. The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2007.

The financial covenants contained in the Homebuilding Line agreement (as amended on January 24, 2008) include a leverage test. Under this test, our leverage ratio (as defined in our Homebuilding Line agreement) is not permitted to exceed 55% (subject to reduction in certain circumstances as outlined in our Homebuilding Line agreement). A failure to satisfy the foregoing leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. As a component of this test, we are required to maintain a minimum interest coverage ratio, as defined, of 2.0 to 1.0, which we did not maintain at March 31, 2008, and which we likely will not maintain in the near-term reporting periods. Our capacity to borrow under the Homebuilding Line could be reduced and a decline in our permitted leverage ratio would occur if we do not meet the foregoing minimum interest coverage ratio in the future. Failure to meet the minimum interest coverage ratio does not constitute a breach of covenant or default under our Homebuilding Line agreement. See “Forward-Looking Statements” below.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our “consolidated tangible net worth,” as defined, must not be less than (1) $1.055 billion; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after December 31, 2007; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after December 31, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after December 31, 2007 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

In addition to the foregoing covenants, the Homebuilding Line agreement specifies that “consolidated tangible net worth,” as defined, must not be less than the sum of (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after December 31, 2007; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2007. Failure to satisfy this covenant could result in a termination of the facility.

We believe that we are in compliance with the covenants under the Homebuilding Line agreement, and we are not aware of any covenant violations.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

MDC Common Stock Repurchase Program

At March 31, 2008, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2008 and 2007.

Consolidated Cash Flow

During the first three months of 2008, we generated $230.7 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $150.9 million, as we continued to execute a strategy of limiting our new land purchases; (2) the $50.0 million reduction in our income tax receivable/payable balance, which was primarily related to the collection of our 2007 federal income tax refund; and (3) decreasing our mortgage loans held-for-sale by $43.5 million as we closed more homes during the 2007 fourth quarter than in the 2008 first quarter for which the mortgage loans were not sold to third-party purchasers. These cash increases partially were offset by a $49.4 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses.

During the 2007 first quarter, we generated $149.3 million in cash from operating activities, primarily resulting from a reduction of $137.2 million in mortgage loans held-for-sale and home sales and other receivables from December 31, 2006. The decline in mortgage loans held-for-sale primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 first quarter. Additionally, we generated cash of $99.5 million from lower homebuilding inventories, as we continued to execute our strategy of limiting our new land purchases. Offsetting these cash proceeds was the use of $38.1 million, $48.2 million and $10.7 million to reduce accounts payable, accrued liabilities and income tax payable, respectively. The cash used to decrease our accounts payable and accrued liabilities primarily related to the payment of executive and non-executive bonuses and homebuilding construction payables. We decreased our income tax payable as we incurred payments in 2007 associated with our 2006 income tax obligations.

We used $43,000 and $710,000 of cash in investing activities during the three months ended March 31, 2008 and 2007, respectively, for purchases of property and equipment.

During the three months ended March 31, 2008, we used $41.6 million in cash from financing activities. We used $37.7 million to pay down the Mortgage Line and $11.5 million to pay dividends, partially offset by cash proceeds of $7.3 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2008, we had non-refundable deposits of $6.5 million in the form of cash and $4.2 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At March 31, 2008, the total purchase price for lots under option and total capitalized pre-acquisition costs were $349 million and $2.3 million, respectively.

At March 31, 2008, we had outstanding performance bonds and letters of credit totaling approximately $250.9 million and $46.4 million, respectively, including $13.3 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2007 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4. Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures – An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2008.

(b) Changes in internal control over financial reporting – There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2007, except with respect to the following:

Our business requires the use of significant amounts of capital, sources for which may include our Homebuilding Line. In the event we were to amend our Homebuilding Line, such amendment could result in lower available commitment amounts and less favorable terms and conditions, which could have a negative impact on our borrowing capacity and/or cash flows.

Our Homebuilding Line has an aggregate Commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. If we were to amend our Homebuilding Line, lenders might not be willing to provide credit on terms that are comparable to those governing our existing Homebuilding Line, in which case our capacity to borrow or issue letters of credit could be reduced significantly, which could require us to use cash or other sources of capital.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be impacted adversely.

For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2007, which also include the following:

•	Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact our results of operations.

•

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which could have a negative impact on our home sales revenue and results of operations.

•	Further decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

•	Increases in our Cancellation Rate could have a negative impact on our Home Gross Margins and home sales revenue.

•	If land is not available at reasonable prices, our home sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

•	If our potential homebuyers are not able to obtain suitable financing, our results of operations or cash flows may be impacted adversely.

•

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets, and continued disruptions in these markets could have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

•	Further uncertainty in the mortgage lending industry regarding the origination of mortgage loans could negatively impact our results of operations.

•	Interest rate increases or changes in lending programs could lower demand for our homes and our mortgage lending services.

•

We depend on certain markets, and reduced home sales orders and closings for homes in these markets could have a negative impact on our revenue and results of operations. Additionally, we are reliant on a limited number of third-party purchasers of mortgage loans originated by HomeAmerican, which could impact our results of operations.

•

Our business is subject to numerous federal, local, and state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

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

•	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

•	Labor and material shortages could cause delays in, and increase the costs of, the construction of our homes.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

•	We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

•	Increased domestic and international instability could have an adverse effect on our operations.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the first quarter of 2008. Additionally, there were no sales of unregistered equity securities during the first quarter of 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On April 29, 2008, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 28, 2008 to shareowners of record on May 14, 2008.

Item 6. Exhibits

10.1	Employment and Consulting Agreement between the Company and Paris G. Reece III, dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2008). *

10.2	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.3	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.4	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2008	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer