Form 10-Q
period 2008-06-30
MDC HOLDINGS INC
filed 2008-07-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐

Smaller Reporting Company  ☐    Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of June 30, 2008, 46,346,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,296,817	$1,004,763
Restricted cash	1,586	1,898
Receivables
Home sales receivables	28,655	33,647
Income taxes receivable, net	36,770	36,988
Other receivables	17,968	16,796
Mortgage loans held-for-sale, net	79,137	100,144
Inventories, net
Housing completed or under construction	647,350	902,221
Land and land under development	367,113	554,336
Property and equipment, net	39,717	44,368
Deferred income taxes, net	76,262	160,565
Related party assets	28,627	28,627
Prepaid expenses and other assets, net	56,812	71,884

Total Assets	$2,676,814	$2,956,237

LIABILITIES
Accounts payable	$44,844	$71,932
Accrued liabilities	285,787	339,353
Related party liabilities	-	1,701
Homebuilding line of credit	-	-
Mortgage line of credit	55,430	70,147
Senior notes, net	997,305	997,091

Total Liabilities	1,383,366	1,480,224

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,396,000 and 46,346,000 issued and outstanding, respectively, at June 30, 2008, and 46,084,000 and 46,053,000 issued and outstanding, respectively, at December 31, 2007	464	461
Additional paid-in-capital	771,121	757,039
Retained earnings	523,191	719,841
Accumulated other comprehensive loss	(669)	(669)
Treasury stock, at cost; 50,000 and 31,000 shares at June 30, 2008 and December 31, 2007, respectively	(659)	(659)

Total Stockholders’ Equity	1,293,448	1,476,013

Total Liabilities and Stockholders’ Equity	$2,676,814	$2,956,237

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Home sales revenue	$382,093	$687,813	$737,885	$1,399,613
Land sales revenue	12,281	3,417	40,849	9,451
Other revenue	17,524	25,478	39,309	52,768

Total Revenue	411,898	716,708	818,043	1,461,832

COSTS AND EXPENSES

Home cost of sales	337,543	590,564	652,580	1,189,763
Land cost of sales	6,835	2,181	34,784	7,288
Asset impairments	88,278	161,050	143,110	302,472
Marketing expenses	20,350	29,371	39,553	58,450
Commission expenses	14,659	24,380	28,092	47,630
General and administrative expenses	45,768	80,090	98,680	170,747
Related party expenses	5	100	10	191

Total Costs and Expenses	513,438	887,736	996,809	1,776,541

Loss before income taxes	(101,540)	(171,028)	(178,766)	(314,709)
Benefit from income taxes	814	64,956	5,220	114,239

NET LOSS	$(100,726)	$(106,072)	$(173,546)	$(200,470)

LOSS PER SHARE

Basic	$(2.18)	$(2.32)	$(3.77)	$(4.40)

Diluted	$(2.18)	$(2.32)	$(3.77)	$(4.40)

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	46,110	45,722	46,033	45,612

Diluted	46,110	45,722	46,033	45,612

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(173,546)	$(200,470)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments	143,110	302,472
Deferred tax asset valuation expense	53,968	-
Deferred income taxes	30,742	(104,411)
Amortization of deferred marketing costs	13,172	14,927
Write-offs of land option deposits and pre-acquisition costs	3,668	10,210
Depreciation and amortization of long-lived assets	4,786	7,290
Stock-based compensation expense	5,357	5,408
Excess tax benefits from stock-based compensation	(367)	(6,326)
Loss on sale of assets	3,804	-
Other non-cash expenses	272	1,246
Net change in assets and liabilities
Restricted cash	312	465
Home sales and other receivables	3,820	60,466
Income taxes receivable	218	(26,320)
Mortgage loans held for sale, net	21,007	87,186
Housing completed or under construction	209,290	(158,873)
Land and land under development	90,111	275,304
Prepaid expenses and other assets, net	(6,066)	(5,067)
Accounts payable	(27,088)	(9,797)
Accrued liabilities	(54,267)	(54,388)

Net cash provided by operating activities	322,303	199,322

INVESTING ACTIVITIES
Net purchase of property and equipment	(116)	(2,055)

FINANCING ACTIVITIES
Lines of credit
Advances	93,493	468,478
Principal payments	(108,210)	(499,534)
Dividend payments	(23,104)	(22,852)
Proceeds from exercise of stock options	7,321	10,747
Excess tax benefits from stock-based compensation	367	6,326

Net cash used in financing activities	(30,133)	(36,835)

Net increase in cash and cash equivalents	292,054	160,432
Cash and cash equivalents
Beginning of period	1,004,763	507,947

End of period	$1,296,817	$668,379

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2008 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 7, 2008. Certain prior period balances have been reclassified to conform to the current year’s presentation.

Prior to 2006, the Company experienced seasonality and quarter-to-quarter variability in homebuilding and mortgage loan origination activity levels. In general, the number of homes closed and mortgage loan originations and associated revenues increased during the third and fourth quarters, compared with the first and second quarters. During the first six months of 2008 and the year ended December 31, 2007, this seasonality pattern in the homebuilding industry and financial services operations was not apparent. The extent to which the Company’s historical seasonality pattern may have contributed to the home sales and closing levels during the first six months of 2008 and the year ended December 31, 2007 is unknown, and there can be no assurances that this seasonality pattern will be present in future reporting periods. The Consolidated Statements of Operations for the three and six months ended June 30, 2008 and Consolidated Statement Cash Flows for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2007 Annual Report on Form 10-K.

2.	Asset Impairment

The Company’s held-for-development inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. Additionally, the Company’s held-for-sale inventories also are included as a component of land and land under development in the Consolidated Balance Sheets, and include inventory associated with subdivisions for which the Company intends to sell the land in its current condition. At June 30, 2008 and December 31, 2007, the Company’s inventories on the Consolidated Balance Sheets included $45.8 million and $31.1 million, respectively, of held-for-sale inventory.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth, by reportable segment, the asset impairments recorded during the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Land and Land Under Development (Held-for-Development)
West	$18,321	$100,541	$38,764	$198,286
Mountain	23,973	7,408	26,687	7,857
East	5,834	4,141	6,441	6,436
Other Homebuilding	2,108	8,348	2,122	17,983

Subtotal	50,236	120,438	74,014	230,562

Land and Land Under Development (Held-for-Sale)
West	9,360	-	14,726	-
Mountain	150	-	150	-
East	750	-	750	-
Other Homebuilding	2,938	2,408	3,668	7,408

Subtotal	13,198	2,408	19,294	7,408

Housing Completed or Under Construction (Held-for-Development)
West	11,838	32,190	33,173	56,348
Mountain	5,977	1,715	7,217	1,920
East	1,630	1,724	2,556	1,996
Other Homebuilding	2,343	2,575	2,634	4,238

Subtotal	21,788	38,204	45,580	64,502

Intangible and Other Assets	3,056	-	4,222	-

Consolidated Asset Impairments	$88,278	$161,050	$143,110	$302,472

The impairments of the Company’s held-for-development inventories incurred during the 2008 second quarter and first six months primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by the Company’s competitors; (2) maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that are in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments were significantly higher than impairments recorded in the Company’s other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, the Company generally experiencing more significant reductions in its average selling prices of homes within these segments;

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

and (2) the fact that the total homebuilding inventories for the West and Mountain segments comprised 41% and 34%, respectively, of the Company’s consolidated homebuilding inventories at June 30, 2008. The Company also believes that buyers of the Company’s homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in the Company’s Utah market, where the demand for new homes has decreased from its peak during 2006.

During the three and six months ended June 30, 2008, the Company recorded impairments of $13.2 million and $19.3 million, respectively, on its held-for-sale inventory, primarily in the West segment. The 2008 second quarter impairments, which relate to approximately 850 lots in 15 subdivisions, primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused declines in the fair market values of land available for sale. Also contributing to these impairments were the Company’s decisions that the best use of these assets was to sell them in their current condition at fair values that were significantly below their current carrying value.

The following table sets forth the current carrying value of the Company’s inventory that was impaired during the three months ended June 30, 2008. Accordingly, these carrying values represent the estimated fair value of such inventory at June 30, 2008.

	Land and Land Under Development (Held- for- Development)	Housing Completed or Under Construction (Held- for- Development)	Land and Land Under Development (Held-for-Sale)	Total Fair Value of Impaired Inventory
West	$16,357	$77,004	$26,467	$119,828
Mountain	29,107	39,610	270	68,987
East	8,698	15,641	1,197	25,536
Other Homebuilding	151	21,067	4,803	26,021

Consolidated	$54,313	$153,322	$32,737	$240,372

3.	Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact SFAS 161 may have on its financial position, results of operations or cash flows upon adoption.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies the application of SFAS 60 “Accounting and Reporting by Insurance Enterprises” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact SFAS 163 may have on its financial position, results of operations or cash flows upon adoption.

4.	Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position SFAS 157-b (“FSP 157-b”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. During the 2008 first quarter, the Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. The Company adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

As of June 30, 2008, the primary components of the Company’s mortgage loans held-for-sale that are required to be measured at fair value on a recurring basis are mortgage loans held-for-sale under firm mandatory commitments, and mortgage loans held-for-sale not under firm mandatory commitments. The Company had $47.4 million in mortgage loans held-for-sale under firm mandatory commitments for which fair value was based upon a Level 1 input, being the quoted market prices for

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

those mortgage loans. At June 30, 2008, the Company had $31.8 million of mortgage loans held-for-sale that were not under firm mandatory commitments and, as such, their fair value was based upon Level 2 inputs, primarily estimated market prices received from an outside party.

5.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	June 30, 2008	December 31, 2007
Accrued liabilities
Warranty reserves	$96,431	$109,118
Insurance reserves	59,649	57,475
Land development and home construction accruals	29,002	42,258
Accrued compensation and related expenses	26,585	33,883
Accrued pension liability	14,131	13,531
Accrued interest payable	12,806	12,860
Customer and escrow deposits	11,624	15,603
Other accrued liabilities	35,559	54,625

Total accrued liabilities	$285,787	$339,353

6.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic loss per share excludes the dilutive effect of common stock equivalents and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted loss per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted loss per share for the three and six months ended June 30, 2008 and 2007 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted loss per share were 0.6 million shares during the three and six months ended June 30, 2008 and were 1.5 million and 1.6 million during the three and six months ended June 30, 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic and Diluted Loss Per Share
Net loss	$(100,726)	$(106,072)	$(173,546)	$(200,470)

Weighted-average shares outstanding	46,110	45,722	46,033	45,612

Basic and diluted per share amounts	$(2.18)	$(2.32)	$(3.77)	$(4.40)

7.	Interest Activity

The Company capitalizes interest incurred on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories. Interest incurred on the senior notes or Homebuilding Line that is not capitalized, if any, and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Consolidated Statements of Operations. All interest incurred during the three and six months ended June 30, 2008 and 2007 on the senior notes and Homebuilding Line was capitalized. Interest activity is shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total Interest Incurred
Corporate and homebuilding segments	$14,464	$14,435	$28,917	$28,876
Financial Services and Other	80	359	210	1,010

Total interest incurred	$14,544	$14,794	$29,127	$29,886

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$52,167	$51,811	$53,487	$50,655
Interest capitalized during the period, net of interest expense	14,464	14,435	28,917	28,876
Previously capitalized interest included in home cost of sales during the period	(16,957)	(12,258)	(32,730)	(25,543)

Interest capitalized in homebuilding inventory, end of period	$49,674	$53,988	$49,674	$53,988

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Interest income and interest expense are shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$8,547	$9,520	$19,023	$18,515
Interest expense, net of interest capitalized	80	359	210	1,010

Total interest income, net	$8,467	$9,161	$18,813	$17,505

8.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures not covered by the Company’s general and structural warranty reserves. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as a justification to make any adjustments to the reserve. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During the 2008 second quarter, the Company recorded a $6.0 million decrease to its warranty reserve as a result of a significant decline in the amount of warranty payments made during 2008, which reduced the Company’s home cost of sales during the 2008 second quarter and first six months. Also, during the 2008 second quarter, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had been recorded to the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the three and six months ended June 30, 2008.

The following table summarizes the warranty reserve activity for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warranty reserve balance at beginning of period	$107,896	$101,835	$109,118	$102,033
Warranty expense provision	3,638	6,169	6,769	12,591
Warranty cash payments	(4,721)	(7,408)	(7,545)	(13,853)
Warranty reserve adjustments	(10,382)	3,493	(11,911)	3,318

Warranty reserve balance at end of period	$96,431	$104,089	$96,431	$104,089

9.	Insurance Reserves

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

The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Insurance reserve balances at beginning of period	$58,097	$51,908	$57,475	$50,854
Insurance expense provisions	1,644	2,849	3,115	5,710
Insurance cash payments	(721)	(529)	(1,636)	(2,322)
Insurance reserve adjustments	629	(276)	695	(290)

Insurance reserve balances at end of period	$59,649	$53,952	$59,649	$53,952

10.	Information on Business Segments

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

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Homebuilding
West	$221,044	$433,049	$444,550	$887,703
Mountain	87,436	134,670	157,931	279,861
East	55,428	71,800	109,519	133,155
Other Homebuilding	37,151	58,971	77,505	123,831

Total Homebuilding	401,059	698,490	789,505	1,424,550
Financial Services and Other	7,601	13,614	18,773	33,184
Corporate	7,556	9,029	16,924	14,462
Inter-company adjustments	(4,318)	(4,425)	(7,159)	(10,364)

Consolidated	$411,898	$716,708	$818,043	$1,461,832

(Loss) Income Before Income Taxes
Homebuilding
West	$(33,591)	$(139,239)	$(94,982)	$(264,630)
Mountain	(39,027)	(6,828)	(50,635)	4,143
East	(10,313)	(6,784)	(12,648)	(11,170)
Other Homebuilding	(11,543)	(18,487)	(13,483)	(38,618)

Total Homebuilding	(94,474)	(171,338)	(171,748)	(310,275)
Financial Services and Other	557	4,241	4,705	11,758
Corporate	(7,623)	(3,931)	(11,723)	(16,192)

Consolidated	$(101,540)	$(171,028)	$(178,766)	$(314,709)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment.

	June 30, 2008	December 31, 2007
Homebuilding
West	$462,559	$747,835
Mountain	392,903	474,203
East	188,487	250,658
Other Homebuilding	93,433	125,003

Total Homebuilding	1,137,382	1,597,699
Financial Services and Other	154,545	174,617
Corporate	1,429,844	1,229,178
Inter-company adjustments	(44,957)	(45,257)

Consolidated	$2,676,814	$2,956,237

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Homebuilding
West	$6,302	$6,604	$11,676	$13,491
Mountain	766	1,040	1,683	2,075
East	640	56	1,305	1,179
Other Homebuilding	536	1,109	1,066	2,302

Total Homebuilding	8,244	8,809	15,730	19,047

Financial Services and Other	197	73	384	120
Corporate	905	1,515	1,844	3,050

Consolidated	$9,346	$10,397	$17,958	$22,217

11.	Other Comprehensive Loss

Total other comprehensive loss generally includes net loss and minimum pension liability adjustments, which are reflected as a component of stockholders’ equity and do not affect consolidated net loss. During the three and six months ended June 30, 2008 and 2007, minimum pension liability adjustments were not required. As a result, the Company’s other comprehensive loss was $100.7 million and $173.5 million for the three and six months ended June 30, 2008, respectively, and $106.1 million and $200.5 million for the three and six months ended June 30, 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

12.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations primarily with respect to land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2008, the Company had issued and outstanding performance bonds and letters of credit totaling $229.9 million and $45.0 million, respectively, including $13.1 million in letters of credit issued by HomeAmerican, a wholly owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

13.	Lines of Credit and Total Debt Obligations

Homebuilding. The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $1.25 billion (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $500 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR that is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2008 and December 31, 2007, there were no borrowings under the Homebuilding Line and there were $29.4 million and $31.7 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending. On May 23, 2008, the Company entered into a Second Amendment (the “Amendment”) to its mortgage line of credit (“Mortgage Line”) dated September 5, 2006, with U.S. Bank National Association and the other banks that are signatories thereto. The Amendment provides for the withdrawal of one participating bank and reduces the aggregate commitment level of the Mortgage Line. Following the Amendment, the Company’s Mortgage Line has a borrowing limit of $100 million with terms that allow for increases in the borrowing limit to an aggregate maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2008 and December 31, 2007, $55.4 million and $70.1 million were borrowed, respectively, and an additional $9.5 million and $23.7 million were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The financial covenants contained in the Homebuilding Line agreement include a leverage test. Under this test, the Company’s leverage ratio (as defined in its Homebuilding Line agreement) is not permitted to exceed 55% (subject to reduction in certain circumstances as outlined in the Homebuilding Line agreement). A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. As part of the leverage test, the Company is required to maintain a minimum interest coverage ratio, as defined, of 2.0 to 1.0. The failure to maintain the minimum interest coverage ratio does not constitute a breach of covenant or default under the Company’s Homebuilding Line. When this ratio is not maintained for at least two consecutive quarters, it results in a reduction in the Company’s maximum permitted leverage ratio, which could reduce the Company’s capacity to borrow under the Homebuilding Line. However, the Company’s maximum permitted leverage ratio also can increase on a scheduled basis if the Company subsequently raises its interest coverage ratio back to 2.0 to 1.0, which could increase the Company’s capacity to borrow under the Homebuilding Line.

At June 30, 2008, and for the second consecutive quarter, the Company did not maintain this minimum interest coverage ratio. Accordingly, the Company’s maximum permitted leverage ratio has been reduced from 55% to 50% at June 30, 2008. This result, together with the decline in the Company’s consolidated stockholders’ equity, has resulted in a current reduction in the Company’s capacity to borrow under the Homebuilding Line from $1.25 billion to $755 million. For each additional consecutive quarter that the Company does not maintain the minimum interest coverage ratio of 2.0 to 1.0, the Company’s maximum permitted leverage ratio would decrease by an additional 250 basis points, which could decrease further the Company’s capacity to borrow under the Homebuilding Line. However, at such future time as the Company’s interest coverage ratio equals or exceeds 2.0 to 1.0, the maximum permitted leverage ratio would increase on a scheduled basis, which could increase the Company’s capacity to borrow under the Homebuilding Line.

The Company’s debt obligations at June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
7% Senior Notes due 2012	$149,198	$149,117
5 1/2% Senior Notes due 2013	349,495	349,449
5 3/8% Medium Term Senior Notes due 2014	248,873	248,801
5 3/8% Medium Term Senior Notes due 2015	249,739	249,724

Total Senior Notes	997,305	997,091
Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,305	997,091
Mortgage line of credit	55,430	70,147

Total Debt	$1,052,735	$1,067,238

14.	Related Party Liabilities

In December 2007, the Company committed to contributing $1.0 million to the MDC/Richmond American Homes Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999 (the “Foundation”). In February 2008, the Company contributed 26,932 shares of MDC common stock to the Foundation in fulfillment of its December 2007 commitment.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

15.	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, the Company’s overall effective income tax rates were 0.8% and 2.9% for the three and six months ended June 30, 2008, respectively, and 38.0% and 36.3% for the three and six months ended June 30, 2007, respectively. The decreases in the effective tax rates for the 2008 second quarter and first six months, compared with the same periods during 2007, resulted primarily from increases during 2008 in the deferred tax valuation allowance due to changes in the amounts that are estimated to be realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are shown in the table below (in thousands). The decrease in the Company’s deferred tax assets associated with asset impairment charges primarily resulted from closing on the sale of homes and land during the six months ended June 30, 2008 for which the Company previously recorded a total of $213.3 million of inventory impairments, partially offset by the recording of an additional $138.9 million of inventory impairments during the six months ended June 30, 2008.

	June 30, 2008	December 31, 2007
Deferred tax assets
Asset impairment charges	$206,421	$236,462
Warranty, litigation and other reserves	48,912	57,757
Accrued liabilities	8,430	9,138
Deferred revenue	809	652
Inventory, additional costs capitalized for tax purposes	7,119	8,246
Stock-based compensation expense	11,186	9,775
Property, equipment and other assets, net	4,498	4,597
State net operating loss carryforward	14,501	6,698
Other	1,368	-

Total deferred tax assets	303,244	333,325
Valuation allowance	(213,968)	(160,000)

Total deferred tax assets, net of valuation allowance	89,276	173,325

Deferred tax liabilities
Deferred revenue	7,324	7,205
Inventory, additional costs capitalized for financial statement purposes	806	779
Accrued liabilities	915	808
Other	3,969	3,968

Total deferred tax liabilities	13,014	12,760

Net deferred tax asset	$76,262	$160,565

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

16.	Stock-Based Compensation

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

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Prior to 2008, the Company estimated the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives (defined as its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (“CFO”) and General Counsel) based on the terms of their awards, as well as historical forfeiture experience. During the 2008 first quarter and as a result of the terms of the CFO’s agreement with the Company, which was filed with the SEC on April 11, 2008, the Company revised its estimated forfeitures associated with share-based awards granted to its CFO. As a result, during the six months ended June 30, 2008, the Company reversed approximately $1.4 million of stock-based compensation expense recorded in previous periods for share-based payment awards that are no longer expected to vest.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

During the 2008 second quarter, former Guarantor Subsidiary Richmond American Homes of California, Inc. merged into Richmond American Homes of Maryland, Inc.

Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	RAH of Texas, LP (as of January 2007)
•	RAH Texas Holdings, LLC (as of January 2007)
•	Richmond American Homes of Texas, Inc. (as of January 2007)

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Prior to the 2008 second quarter, the Company recorded benefits from and provisions for income taxes of the Guarantor and Non-Guarantor Subsidiaries in the Supplemental Condensed Combining Statements of Operations based upon the Company’s consolidated effective tax rate. During the 2008 second quarter, the Company reclassified its presentation of benefits from and provisions for income taxes such that the effective tax rates for MDC and the Guarantor Subsidiaries were based upon the consolidated effective tax rates, and the Non-Guarantors’ effective tax rates are determined as if they were stand-alone entities. Accordingly, the Company has reclassified prior year supplemental guarantor financial information to conform with the current year presentation. Additionally, the Supplemental Condensed Combining Statement of Operations for the three and six months ended June 30, 2007 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for the three and six months ended June 30, 2007 has been reclassified to eliminate this inter-company cost of capital charge and the related income tax effect in order to conform the presentation to the Company’s segment reporting included in Note 10 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,270,782	$2,485	$23,550	$-	$1,296,817
Restricted cash	-	1,586	-	-	1,586
Home sales and other receivables	37,338	46,298	44,714	(44,957)	83,393
Mortgage loans held for sale, net	-	-	79,137	-	79,137
Inventories, net
Housing completed or under construction	-	647,350	-	-	647,350
Land and land under development	-	367,113	-	-	367,113
Investment in and advances to parent and subsidiaries	95,301	23,907	168	(119,376)	-
Other assets, net	118,242	77,536	5,640	-	201,418

Total Assets	$1,521,663	$1,166,275	$153,209	$(164,333)	$2,676,814

LIABILITIES
Accounts payable and related party liabilities	$45,872	$43,411	$518	$(44,957)	$44,844
Accrued liabilities	67,517	160,001	58,269	-	285,787
Advances and notes payable to parent and subsidiaries	(882,479)	887,363	(4,884)	-	-
Homebuilding line of credit	-	-	-	-	-
Mortgage line of credit	-	-	55,430	-	55,430
Senior notes, net	997,305	-	-	-	997,305

Total Liabilities	228,215	1,090,775	109,333	(44,957)	1,383,366

STOCKHOLDERS’ EQUITY	1,293,448	75,500	43,876	(119,376)	1,293,448

Total Liabilities and Stockholders’ Equity	$1,521,663	$1,166,275	$153,209	$(164,333)	$2,676,814

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$386,411	$-	$(4,318)	$382,093
Land sales and other revenue	7,555	14,649	7,601	-	29,805
Equity in loss of subsidiaries	(94,853)	-	-	94,853	-

Total Revenue	(87,298)	401,060	7,601	90,535	411,898

COSTS AND EXPENSES
Home cost of sales	-	341,861	-	(4,318)	337,543
Asset impairments	-	88,278	-	-	88,278
Marketing and commission expenses	-	35,009	-	-	35,009
General and administrative expenses	15,173	23,705	6,890	-	45,768
Other expenses	5	6,835	-	-	6,840

Total Costs and Expenses	15,178	495,688	6,890	(4,318)	513,438

(Loss) income before income taxes	(102,476)	(94,628)	711	94,853	(101,540)
Benefit from (provision for) income taxes	1,750	579	(1,515)	-	814

NET LOSS	$(100,726)	$(94,049)	$(804)	$94,853	$(100,726)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$690,471	$1,767	$(4,425)	$687,813
Land sales and other revenue	7,923	6,225	14,747	-	28,895
Equity in (loss) income of subsidiaries	(103,037)	-	-	103,037	-

Total Revenue	(95,114)	696,696	16,514	98,612	716,708

COSTS AND EXPENSES
Home cost of sales	-	593,055	1,934	(4,425)	590,564
Asset impairments	-	161,050	-	-	161,050
Marketing and commission expenses	-	53,577	174	-	53,751
General and administrative expenses	12,862	57,656	9,572	-	80,090
Other expenses	100	2,181	-	-	2,281

Total Costs and Expenses	12,962	867,519	11,680	(4,425)	887,736

(Loss) income before income taxes	(108,076)	(170,823)	4,834	103,037	(171,028)
Benefit from (provision for) income taxes	2,004	64,782	(1,830)	-	64,956

NET (LOSS) INCOME	$(106,072)	$(106,041)	$3,004	$103,037	$(106,072)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$745,044	$-	$(7,159)	$737,885
Land sales and other revenue	16,924	44,461	18,773	-	80,158
Equity in (loss) income of subsidiaries	(163,811)	-	-	163,811	-

Total Revenue	(146,887)	789,505	18,773	156,652	818,043

COSTS AND EXPENSES
Home cost of sales	-	659,850	(111)	(7,159)	652,580
Asset impairments	-	143,110	-	-	143,110
Marketing and commission expenses	-	67,645	-	-	67,645
General and administrative expenses	28,637	56,087	13,956	-	98,680
Other expenses	10	34,784	-	-	34,794

Total Costs and Expenses	28,647	961,476	13,845	(7,159)	996,809

(Loss) income before income taxes	(175,534)	(171,971)	4,928	163,811	(178,766)
Benefit from (provision for) income taxes	1,988	4,987	(1,755)	-	5,220

NET (LOSS) INCOME	$(173,546)	$(166,984)	$3,173	$163,811	$(173,546)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,406,719	$3,258	$(10,364)	$1,399,613
Land sales and other revenue	14,461	14,289	33,469	-	62,219
Equity in (loss) income of subsidiaries	(190,107)	-	-	190,107	-

Total Revenue	(175,646)	1,421,008	36,727	179,743	1,461,832

COSTS AND EXPENSES
Home cost of sales	-	1,196,883	3,244	(10,364)	1,189,763
Asset impairments	-	302,472	-	-	302,472
Marketing and commission expenses	-	105,727	353	-	106,080
General and administrative expenses	30,464	118,351	21,932	-	170,747
Other expenses	191	7,063	225	-	7,479

Total Costs and Expenses	30,655	1,730,496	25,754	(10,364)	1,776,541

(Loss) income before income taxes	(206,301)	(309,488)	10,973	190,107	(314,709)
Benefit from (provision for) income taxes	5,831	112,344	(3,936)	-	114,239

NET (LOSS) INCOME	$(200,470)	$(197,144)	$7,037	$190,107	$(200,470)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(39,304)	$336,759	$24,848	$-	$322,303

Net cash used in investing activities	(72)	(44)	-	-	(116)

Financing activities
Payments from (advances to) Subsidiaries	344,799	(337,335)	(7,464)	-	-
Lines of credits
Advances	-	-	93,493	-	93,493
Principal payments	-	-	(108,210)	-	(108,210)
Excess tax benefit from stock-based compensation	367	-	-	-	367
Dividend payments	(23,104)	-	-	-	(23,104)
Proceeds from exercise of stock options	7,321	-	-	-	7,321

Net cash provided by (used in) financing activities	329,383	(337,335)	(22,181)	-	(30,133)

Net increase (decrease) in cash and cash equivalents	290,007	(620)	2,667	-	292,054
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,270,782	$2,485	$23,550	$-	$1,296,817

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$36,328	$68,544	$94,450	$-	$199,322

Net cash used in investing activities	(1,984)	(52)	(19)	-	(2,055)

Financing activities
Payments from (advances to) subsidiaries	133,926	(71,520)	(62,406)	-	-
Lines of credits
Advances	-	-	468,478	-	468,478
Principal payments	-	-	(499,534)	-	(499,534)
Excess tax benefit from stock- based compensation	6,326	-	-	-	6,326
Dividend payments	(22,852)	-	-	-	(22,852)
Proceeds from exercise of stock options	10,747	-	-	-	10,747

Net cash used in financing activities	128,147	(71,520)	(93,462)	-	(36,835)

Net increase (decrease) in cash and cash equivalents	162,491	(3,028)	969	-	160,432
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$647,173	$3,372	$17,834	$-	$668,379

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly owned subsidiary companies that generally purchase finished lots for the construction and sale of single family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida, Illinois, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, and Texas, although during 2007 we completed our exit of the Texas market).

Our financial services operations primarily consist of our mortgage lending, title agency and insurance companies. These companies are aggregated together to form our Financial Services and Other reportable segment. Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily certain subcontractors of MDC’s homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

EXECUTIVE SUMMARY

The homebuilding and mortgage lending industries continue to experience a significant downcycle, as potential homebuyers have delayed or refrained from purchasing new homes, which has negatively impacted our financial and operating results during the three and six months ended June 30, 2008. Widespread national and international concern over the on-going instability in the credit and capital markets has continued to make purchasing a new home more difficult. We believe that the stability of the credit and capital markets will play a major role in the timing, strength and sustainability of a turnaround in the homebuilding and mortgage lending industries. Also, signs of recession have become more pronounced, highlighted by higher unemployment levels and further deterioration in consumer confidence, which have distinguished the first six months of 2008 from 2007.

The 2008 second quarter saw significant increases in energy costs, as well as other inflationary pressures, all contributing to an even weaker economic environment. Additional uneasiness recently surfaced in the mortgage financing and banking industries with the issues faced by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and IndyMac Federal Bank. The impact to our future financial and operating results from all of the aforementioned conditions is uncertain. See “Forward-Looking Statements” below.

Our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries during the 2008 second quarter, due to, among other things, on-going homebuyer concerns about the decline in the value of homes over the past two years, reduced availability of credit for homebuyers caused by tightened mortgage loan underwriting criteria, an overall reduction in liquidity in the mortgage industry, significant declines in consumer confidence, signs of an overall weakening economy and heightened concerns regarding the affordability of homes in light of the significant increases in the costs of living, such as energy and transportation costs. As experienced throughout 2007, the following factors had a significant negative impact on our homebuilding operations during the first six months of 2008: (1) increases in competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to the increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify.

These conditions contributed significantly to fewer closed homes, decreased new home orders and reduced year-over-year Backlog for each of our homebuilding segments, as well as lower Home Gross Margins (as defined below) during the 2008 second quarter and first six months, compared with the same 2007 periods. Also, we continued to recognize impairments of our inventories, albeit at lower levels than in 2007, for most of our homebuilding segments. As a consequence, we incurred pre-tax losses of $101.5 million and $178.8 million during the three and six months ended June 30, 2008, respectively, compared with pre-tax losses of $171.0 million and $314.7 million during the same periods in 2007, respectively. In response to the difficult conditions outlined above, we remained focused on our balance sheet and cash flow, as evidenced by our generation of $322.3 million in cash from operations during the first six months of 2008, which contributed to our June 30, 2008 cash and cash equivalent balances increasing to $1.3 billion from $1.0 billion at December 31, 2007.

Recognizing the challenges presented by the downturn in the homebuilding and mortgage lending businesses, during the first six months of 2008, our management focused on the following:

•	Starting a Company-wide multi-year initiative focused on streamlining our processes and business practices for increased efficiency and seeking to standardize business practices nationwide;

•	Developing relationships with investors, banks and other homebuilders for purposes of identifying business opportunities and future sources of residential lot investments;

•

Evaluating the best use of all of our land positions, which resulted in the sale of a significant number of lots during the first six months of 2008 and an increase in the number of lots we are holding for sale, as we believe the best use of this land is to sell it in its present condition;

•

Right-sizing our operations, primarily by consolidating our operating divisions from 19 as of June 30, 2007 to 12 as of June 30, 2008, and reducing our headcount from approximately 2,725 at June 30, 2007 to approximately 1,650 at June 30, 2008, in an attempt to reduce our general and administrative expenses in response to significant decreases in the number of homes sold and closed;

•	Attempting to sell houses at an absorption pace that is in line with management’s expectations and is consistent with the demand for new homes;

•	Continuing to decrease the number of speculative homes under construction and model homes that we maintain;

•

Lowering our portfolio of lots owned and controlled in each market by limiting the purchase of lots, terminating option contracts to purchase lots that no longer satisfied our underwriting criteria, and constructing, selling and closing homes in the ordinary course of business;

•	Continuing to limit our cash outflows through tighter controls over land acquisition and development expenditures; and

•	Controlling home construction costs through continued renegotiations of material and labor costs with our suppliers and subcontractors.

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

The accounting policies and estimates that we believe are critical and require the use of complex judgment in their application are those related to: (1) homebuilding inventory valuation (held-for-development); (2) homebuilding inventory valuation (held-for-sale); (3) income taxes—valuation allowance; (4) income taxes—FIN 48; (5) revenue recognition; (6) segment reporting; (7) stock-based compensation; (8) home cost of sales; (9) warranty costs; (10) insurance reserves; and (11) land option contracts. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following discussion compares results for the three and six months ended June 30, 2008 with the three and six months ended June 30, 2007.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$(33,591)	$(139,239)	$105,648	-76%
Mountain	(39,027)	(6,828)	(32,199)	N/A
East	(10,313)	(6,784)	(3,529)	52%
Other Homebuilding	(11,543)	(18,487)	6,944	-38%

Total Homebuilding	(94,474)	(171,338)	76,864	-45%
Financial Services and Other	557	4,241	(3,684)	-87%
Corporate	(7,623)	(3,931)	(3,692)	94%

Consolidated	$(101,540)	$(171,028)	$69,488	-41%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$(94,982)	$(264,630)	$169,648	-64%
Mountain	(50,635)	4,143	(54,778)	N/A
East	(12,648)	(11,170)	(1,478)	13%
Other Homebuilding	(13,483)	(38,618)	25,135	-65%

Total Homebuilding	(171,748)	(310,275)	138,527	-45%
Financial Services and Other	4,705	11,758	(7,053)	-60%
Corporate	(11,723)	(16,192)	4,469	-28%

Consolidated	$(178,766)	$(314,709)	$135,943	-43%

The measures of performance in each of our homebuilding segments and our Financial Services and Other segment have been affected adversely by the absence of homebuyer demand and the factors contributing to this, as more fully described in our Executive Summary section of this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 2”).

The 2008 second quarter loss before income taxes for our West segment was lower primarily due to a $93.2 million decrease in inventory impairments, a combined decrease of $36.4 million in general and administrative, commission and sales and marketing expenses, and a 90 basis point improvement in Home Gross Margins. These improvements partially were offset by the impact of closing 524 fewer homes. The loss before income taxes during the six months ended June 30, 2008 was lower primarily due to a $168.0 million decrease in inventory impairments and a combined decrease of $67.3 million in general and administrative, commission and sales and marketing expenses, partially offset by the impact of closing 1,132 fewer homes.

In our Mountain segment, the loss before income taxes during the three months ended June 30, 2008 increased primarily due to the following: (1) a $21.0 million increase in inventory impairments; (2) a decrease in Home Gross Margins of more than 1,100 basis points; and (3) the impact of closing 129 fewer homes. These items partially were offset by a combined decrease of $8.6 million in general and administrative, commission and sales and marketing expenses. We experienced a loss before income taxes during the first six months of 2008, primarily due to the following: (1) a $24.3 million increase in inventory impairments; (2) a decrease in Home Gross Margins of more than 1,200 basis points; and (3) the impact of closing 322 fewer homes. Partially offsetting these items was a combined decrease in general and administrative, commission and sales and marketing expenses of $14.2 million.

Loss before income taxes in our East segment increased during the 2008 second quarter primarily due to: (1) a $2.3 million increase in inventory impairment; (2) a decline in Home Gross Margins of more than 300 basis points; and (3) the impact of closing 17 fewer homes. These items partially were offset by a combined decrease of $3.1 million in general and administrative, commissions and sales and marketing expenses. The loss before income taxes during the six months ended June 30, 2008 increased primarily due to the following: (1) an increase of $1.3 million in inventory impairments; (2) a decrease in Home Gross Margins of nearly 500 basis points; and (3) the impact of closing 20 fewer homes. These items partially were offset by a combined decrease of $9.0 million in general and administrative, commissions and sales and marketing expenses.

During the three months ended June 30, 2008, loss before income taxes in our Other Homebuilding segment decreased, primarily resulting from a $5.9 million decrease in inventory impairments and a combined decrease of $5.0 million in general and administrative expenses, commissions and sales and marketing. These items partially were offset by a 250 basis point decrease in Home Gross Margins and the impact of closing 69 fewer homes. The decrease in loss before income taxes for the first six months of 2008 primarily resulted from a $21.2 million decrease in inventory impairments and a combined decrease of $10.9 million in general and administrative expenses, commissions and sales and marketing. These items partially were offset by a decrease in Home Gross Margins of more than 100 basis points and the impact of closing 130 fewer homes.

Income before income taxes in our Financial Services and Other segment was lower during the three and six months ended June 30, 2008, primarily resulting from decreases in insurance revenue due to lower insurance premiums collected from our homebuilding subcontractors as a result of the decline in home construction levels. The Company also realized lower gains on sales of mortgage loans, as the dollar volumes of mortgage loan originations and mortgage loans sold declined in conjunction with builder home closings, which were offset by reductions in general and administrative expenses for our mortgage operations.

Loss before income taxes in our Corporate segment during the 2008 second quarter increased primarily due to a decrease in Supervisory Fees (as defined below) charged to the Company’s other segments, and a decline of $1.5 million in interest income resulting from a significant reduction in interest rates applicable to our cash and cash equivalent investments, which more than offset the impact of significantly higher levels of cash and cash equivalents. Loss before income taxes for the six months ended June 30, 2008 decreased primarily due to a $2.4 million increase in interest income primarily resulting from significantly higher cash and cash equivalent balances during 2008, notwithstanding the lower applicable interest rates later during the period, as well as a $1.8 million decrease in general and administrative expenses.

Home Sales Revenue.  The tables below summarize home sales revenue by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
West	$209,029	$430,921	$(221,892)	-51%
Mountain	85,607	132,071	(46,464)	-35%
East	54,773	70,584	(15,811)	-22%
Other Homebuilding	37,002	58,662	(21,660)	-37%

Total Homebuilding	386,411	692,238	(305,827)	-44%
Inter-company adjustments	(4,318)	(4,425)	107	-2%

Consolidated	$382,093	$687,813	$(305,720)	-44%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
West	$404,062	$884,190	$(480,128)	-54%
Mountain	155,170	270,892	(115,722)	-43%
East	108,633	131,908	(23,275)	-18%
Other Homebuilding	77,179	122,987	(45,808)	-37%

Total Homebuilding	745,044	1,409,977	(664,933)	-47%
Inter-company adjustments	(7,159)	(10,364)	3,205	-31%

Consolidated	$737,885	$1,399,613	$(661,728)	-47%

The decrease in home sales revenue in our West segment during the three and six months ended June 30, 2008 primarily was due to closing 524 and 1,132 fewer homes, respectively, as well as significant decreases in the average selling prices for homes closed in each segment market for both 2008 periods. Home sales revenue in our Mountain segment decreased during the three and six months ended June 30, 2008 due to closing 129 and 322 fewer homes, respectively, and significant decreases in the average selling prices of closed homes during the 2008 periods in Utah. These items partially were offset by increases in the average selling prices of closed homes in Colorado during the 2008 second quarter and first six months.

The decline in home sales revenue in our East segment during the 2008 second quarter and first six months primarily resulted from lower average selling prices of closed homes in each segment market during both 2008 periods, as well as closing 17 and 20 fewer homes, respectively, during the 2008 periods. Home sales revenue in our Other Homebuilding segment decreased during the three and six months ended June 30, 2008 primarily due to closing 69 and 130 fewer homes, respectively, and lower average selling prices for homes closed during both 2008 periods for each segment market.

Land Sales.  Land sales revenue was $12.3 million and $40.8 million during the three and six months ended June 30, 2008, respectively, compared with $3.4 million and $9.5 million during the same periods in 2007. The land sales revenue during the 2008 second quarter and first six months resulted from the sale and closing of approximately 300 lots and 1,100 lots, respectively, primarily in our West segment. Land sales revenue during the 2008 periods primarily resulted from our decisions that the best use of the assets was their sale, and they generated significant taxable losses that should increase the tax refund we expect to receive in early 2009. Land sales revenue during the 2007 second quarter and first six months primarily came from the sale of land in Utah that no longer met our underwriting criteria in that market.

Other Revenue.  The tables below set forth the components of other revenue (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$3,892	$6,410	$(2,518)	-39%
Broker origination fees	522	1,673	(1,151)	-69%
Insurance revenue	1,862	4,669	(2,807)	-60%
Interest income, net	8,467	9,161	(694)	-8%
Title and other revenue	2,781	3,565	(784)	-22%

Total other revenue	$17,524	$25,478	$(7,954)	-31%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$9,991	$15,681	$(5,690)	-36%
Broker origination fees	1,225	3,435	(2,210)	-64%
Insurance revenue	4,873	9,686	(4,813)	-50%
Interest income, net	18,813	17,505	1,308	7%
Title and other revenue	4,407	6,461	(2,054)	-32%

Total other revenue	$39,309	$52,768	$(13,459)	-26%

Other revenue was lower during the 2008 second quarter and first six months primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer loans in connection with closing fewer homes during the 2008 periods; (2) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during the three and six months ended June 30, 2008; and (3) title and other revenue, due to the decreased home closings and fewer homebuyer deposits that were forfeited.

Home Cost of Sales.  Home cost of sales primarily includes land and construction costs, capitalized interest, closing costs and reserves for warranty, and excludes commissions, amortization of deferred marketing costs and inventory impairments. The tables below set forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$179,398	$373,663	$(194,265)	-52%
Mountain	81,078	110,176	(29,098)	-26%
East	47,480	58,908	(11,428)	-19%
Other Homebuilding	33,905	52,242	(18,337)	-35%

Total Homebuilding	341,861	594,989	(253,128)	-43%
Inter-company adjustments	(4,318)	(4,425)	107	-2%

Consolidated	$337,543	$590,564	$(253,021)	-43%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$350,917	$763,160	$(412,243)	-54%
Mountain	145,599	220,347	(74,748)	-34%
East	94,261	108,033	(13,772)	-13%
Other Homebuilding	68,962	108,587	(39,625)	-36%

Total Homebuilding	659,739	1,200,127	(540,388)	-45%
Inter-company adjustments	(7,159)	(10,364)	3,205	-31%

Consolidated	$652,580	$1,189,763	$(537,183)	-45%

Home cost of sales decreased during the three and six months ended June 30, 2008 in each of our homebuilding segments, primarily resulting from closing 36% and 40% fewer homes, respectively. The decrease was most notable in our West segment, where we closed 524 and 1,132 fewer homes during the 2008 second quarter and first six months, respectively. Also contributing to the decreases in our West segment was the impact of closing homes in subdivisions for which we recorded $36.6 million and $67.2 million of inventory impairments subsequent to the 2007 second quarter. The decrease in our Mountain segment primarily resulted from closing 129 and 322 fewer homes, respectively, during the 2008 second quarter and first six months, partially offset by the impact of higher home construction costs per unit due in part to changes in the size and style of homes being constructed in this segment.

Home cost of sales in our East segment decreased during the three and six months ended June 30, 2008, primarily resulting from the following: (1) closing 17 and 20 fewer homes, respectively; (2) the impact of closing homes in subdivisions for which we recorded $3.3 million and $7.4 million of inventory impairments subsequent to the 2007 second quarter; and (3) the impact of lower home construction costs per unit due in part to changes in the size and style of homes being constructed in this segment. The decreases in home cost of sales in our Other Homebuilding segment primarily resulted from closing 69 and 130 fewer homes during the 2008 second quarter and first six months, respectively; and (2) the impact of closing homes in subdivisions for which we recorded $3.5 million and $8.4 million of inventory impairments subsequent to the 2007 second quarter. These items partially were offset by higher home construction costs per unit, in part, due to changes in the size and style of homes being constructed in this segment.

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended June 30,		Change
	2008	2007
Land and Land Under Development (Held-for-Development)
West	$18,321	$100,541	$(82,220)
Mountain	23,973	7,408	16,565
East	5,834	4,141	1,693
Other Homebuilding	2,108	8,348	(6,240)

Subtotal	50,236	120,438	(70,202)

Land and Land Under Development (Held-for-Sale)
West	9,360	-	9,360
Mountain	150	-	150
East	750	-	750
Other Homebuilding	2,938	2,408	530

Subtotal	13,198	2,408	10,790

Housing Completed or Under Construction (Held-for-Development)
West	11,838	32,190	(20,352)
Mountain	5,977	1,715	4,262
East	1,630	1,724	(94)
Other Homebuilding	2,343	2,575	(232)

Subtotal	21,788	38,204	(16,416)

Intangible and Other Assets	3,056	-	3,056

Consolidated Asset Impairments	$88,278	$161,050	$(72,772)

	Six Months Ended June 30,		Change
	2008	2007
Land and Land Under Development (Held-for-Development)
West	$38,764	$198,286	$(159,522)
Mountain	26,687	7,857	18,830
East	6,441	6,436	5
Other Homebuilding	2,122	17,983	(15,861)

Subtotal	74,014	230,562	(156,548)

Land and Land Under Development (Held-for-Sale)
West	14,726	-	14,726
Mountain	150	-	150
East	750	-	750
Other Homebuilding	3,668	7,408	(3,740)

Subtotal	19,294	7,408	11,886

Housing Completed or Under Construction (Held-for-Development)
West	33,173	56,348	(23,175)
Mountain	7,217	1,920	5,297
East	2,556	1,996	560
Other Homebuilding	2,634	4,238	(1,604)

Subtotal	45,580	64,502	(18,922)

Intangible and Other Assets	4,222	-	4,222

Consolidated Asset Impairments	$143,110	$302,472	$(159,362)

The 2008 second quarter and first six month impairments of our held-for-development inventories primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by our competitors; (2) maintain homes in Backlog until they close; (3) address affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that are in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments were significantly higher than impairments recorded in our other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, we generally experienced more significant reductions in average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the West and Mountain segments comprised 41% and 34%, respectively, of our consolidated homebuilding inventories at June 30, 2008. We also believe that buyers of our homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in our Utah market, where the demand for new homes has decreased from its peak during 2006.

During the three and six months ended June 30, 2008, we recorded impairments of $13.2 million and $19.3 million, respectively, on our held-for-sale inventory, primarily in the West segment. The 2008 second quarter impairments, which relate to approximately 850 lots in 15 subdivisions, primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused declines in the fair market values of land available for sale. Also contributing to these impairments were our decisions that the best use of these assets was to sell them in their current condition at fair values that were significantly below their current carrying value.

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last five quarters, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for-Sale	Total Inventory Impairments
June 30, 2008	$72,024	$13,198	$85,222	$240,372	3,501	110
March 31, 2008	47,570	6,096	53,666	218,526	2,628	94
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
March 31, 2007	136,422	5,000	141,422	381,117	3,284	52

Marketing Expenses.  The following tables summarize our marketing expenses by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$13,047	$18,148	$(5,101)	-28%
Mountain	3,444	5,305	(1,861)	-35%
East	2,240	2,963	(723)	-24%
Other Homebuilding	1,619	2,955	(1,336)	-45%

Consolidated	$20,350	$29,371	$(9,021)	-31%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$25,152	$35,992	$(10,840)	-30%
Mountain	6,934	10,121	(3,187)	-31%
East	4,320	6,395	(2,075)	-32%
Other Homebuilding	3,147	5,942	(2,795)	-47%

Consolidated	$39,553	$58,450	$(18,897)	-32%

Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation-related expenses and other selling costs. The lower marketing expenses for each of our homebuilding segments primarily resulted from decreases of: (1) $6.1 million and $12.1 million in advertising expenses during the three and six months ended June 30, 2008, respectively, as we continued to reduce our overall advertising costs in response to the decreased levels of home orders and closings, as well as having fewer active subdivisions during 2008; and (2) $1.9 million and $4.0 million in sales office expenses during the 2008 second quarter and first six months, respectively, in connection with having fewer model homes at June 30 , 2008.

Commission Expenses.  The following tables summarize our commission expenses by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$7,703	$15,457	$(7,754)	-50%
Mountain	3,305	4,492	(1,187)	-26%
East	2,164	2,235	(71)	-3%
Other Homebuilding	1,487	2,196	(709)	-32%

Consolidated	$14,659	$24,380	$(9,721)	-40%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$14,886	$29,783	$(14,897)	-50%
Mountain	6,049	9,273	(3,224)	-35%
East	4,180	4,224	(44)	-1%
Other Homebuilding	2,977	4,350	(1,373)	-32%

Consolidated	$28,092	$47,630	$(19,538)	-41%

Commission expenses primarily include direct incremental commissions paid for closed homes. Commission expenses within all of our homebuilding segments decreased during the three and six months ended June 30, 2008, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to the declines in home sales revenue. These decreases partially were offset by increases in the commission rate paid to outside brokers.

General and Administrative Expenses.  The following tables summarize our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$8,526	$32,095	$(23,569)	-73%
Mountain	5,691	11,242	(5,551)	-49%
East	5,503	7,787	(2,284)	-29%
Other Homebuilding	3,829	6,735	(2,906)	-43%

Total Homebuilding	23,549	57,859	(34,310)	-59%
Financial Services and Other	7,045	9,367	(2,322)	-25%
Corporate	15,174	12,864	2,310	18%

Consolidated	$45,768	$80,090	$(34,322)	-43%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$27,036	$68,568	$(41,532)	-61%
Mountain	12,405	20,158	(7,753)	-38%
East	9,520	16,416	(6,896)	-42%
Other Homebuilding	7,014	13,716	(6,702)	-49%

Total Homebuilding	55,975	118,858	(62,883)	-53%
Financial Services and Other	14,068	21,425	(7,357)	-34%
Corporate	28,637	30,464	(1,827)	-6%

Consolidated	$98,680	$170,747	$(72,067)	-42%

General and administrative expenses for each of our homebuilding segments decreased during the three and six months ended June 30, 2008. These reduced expenses resulted from various cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. We consolidated a number of our homebuilding divisions and reduced employee headcount as of June 2008 from June 2007 by 45%, 44%, 26% and 44% in our West, Mountain, East and Other Homebuilding segments, respectively. Through these efforts, we have reduced our homebuilding divisions to 12 as of June 30, 2008 from 19 at June 30, 2007, allowing us to consolidate office space in many of our markets.

The 2008 second quarter decrease in general and administrative expenses for the homebuilding segments was most notable within the West segment, primarily resulting from the following: (1) a $7.3 million decrease in employee compensation and other employee-related benefit costs, primarily due to lowering our headcount from June 30, 2007; (2) a $3.5 million decrease in inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; (3) a $3.6 million decrease in legal expenses as a result of resolving construction defect claims, the costs of which are now expected to be paid by third-party insurance carriers; (4) a $3.5 million benefit related to a reduction in warranty reserves that were established through general and administrative expenses during previous reporting periods; and (5) a $3.4 million decrease in other general and administrative expenses, primarily consisting of the write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and office-related expenses resulting from consolidating our homebuilding divisions.

General and administrative expenses were lower in the West segment during the six months ended June 30, 2008 primarily due to the following: (1) a $15.6 million decrease in employee compensation and other employee-related benefit costs; (2) a $7.2 million decrease in Supervisory Fees; (3) a $5.7 million decrease in legal expenses as a result of resolving construction defect claims; (4) a $3.5 million decrease in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise; (5) a $3.5 million benefit related to a reduction in warranty reserves that were established through general and administrative expenses during previous reporting periods; and (6) a $3.4 million decrease in office-related expenses resulting from consolidating our homebuilding divisions.

In our Mountain segment, general and administrative expenses were lower during the 2008 second quarter, primarily resulting from decreases of $2.2 million in employee compensation and other employee-related benefit costs as a result of lowering our employee headcount from June 30, 2007, and $2.1 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. The decline in general and administrative expenses during the first six months of 2008 primarily resulted from a $3.7 million decrease in employee compensation and other employee-related benefit costs and a $2.1 million decrease in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

General and administrative expenses decreased during the three months ended June 30, 2008 in our East segment primarily due to: (1) decreases of $1.0 million in employee compensation and other employee-related benefit costs as a result of lowering our headcount from June 30, 2007; and (2) a $1.5 million decrease in restructuring-related expenses resulting from consolidating our homebuilding divisions during 2007. For the six months ended June 30, 2008, the decrease primarily results from: (1) a $2.8 million decline in employee compensation and other employee-related benefit costs; (2) lower restructuring costs by $1.5 million; and (3) a decrease of $0.7 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

In our Other Homebuilding segment, general and administrative expenses were lower during the second quarter of 2008 due to a $1.3 million decrease in employee compensation and other employee-related benefit costs attributable to lowering our headcount from June 30, 2007. The decline in general and administrative expenses during the six months ended June 30, 2008 was in part due to a $3.3 million decrease in employee compensation and other employee-related benefit costs and a $0.9 million decrease in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses declined during the three months ended June 30, 2008, primarily due to the following decreases: (1) $1.4 million in compensation-related costs, as we reduced our employee headcount for this segment by 40% from June 30, 2007; and (2) $1.0 million in losses associated with repurchased mortgage loans. General and administrative expenses were lower during the first six months of 2008 primarily resulting from the following decreases: (1) $4.4 million in compensation-related costs; (2) $1.7 million of losses associated with repurchased mortgage loans; and (3) $0.8 million in office-related expenses, as we reduced the number of office facilities we occupied since June 2007.

In our Corporate segment, general and administrative expenses increased during the 2008 second quarter, primarily resulting from lower Supervisory Fees received from our other segments of $4.7 million. This increase partially was offset by a decrease of $1.6 million in employee compensation and other employee-related benefit costs resulting from a 21% reduction in headcount in our Corporate segment from June 30, 2007. During the six months ended June 30, 2008, general and administrative expenses decreased in our Corporate segment primarily due to the following decreases: (1) $7.2 million in employee compensation and other employee-related benefit costs; (2) $3.4 million in travel-related costs; and (3) $1.2 million in depreciation expense. These items partially were offset by a decrease in Supervisory Fees received from our other segments of $9.3 million. See Note 10 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, our overall effective income tax rates were 0.8% and 2.9% for the three and six months ended June 30, 2008, respectively, and 38.0% and 36.3% during the same periods in 2007. The decreases in the effective tax rates for the 2008 second quarter and first six months, compared with the same periods during 2007, resulted primarily from increases during 2008 in the deferred tax valuation allowance due to changes in the amounts that are estimated to be realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Orders For Homes, net (units)
Arizona	294	611	(317)	-52%	576	1,365	(789)	-58%
California	148	282	(134)	-48%	307	697	(390)	-56%
Nevada	195	365	(170)	-47%	376	745	(369)	-50%

West	637	1,258	(621)	-49%	1,259	2,807	(1,548)	-55%

Colorado	117	224	(107)	-48%	280	524	(244)	-47%
Utah	44	139	(95)	-68%	88	349	(261)	-75%

Mountain	161	363	(202)	-56%	368	873	(505)	-58%

Maryland	40	92	(52)	-57%	87	191	(104)	-54%
Virginia	42	82	(40)	-49%	112	194	(82)	-42%

East	82	174	(92)	-53%	199	385	(186)	-48%

Delaware Valley	14	19	(5)	-26%	36	81	(45)	-56%
Florida	67	117	(50)	-43%	182	296	(114)	-39%
Illinois	(2)	31	(33)	-106%	13	72	(59)	-82%
Texas	-	8	(8)	N/A	-	14	(14)	N/A

Other Homebuilding	79	175	(96)	-55%	231	463	(232)	-50%

Total	959	1,970	(1,011)	-51%	2,057	4,528	(2,471)	-55%

Estimated Value of Orders for Homes, net	$279,000	$653,000	$(374,000)	-57%	$604,000	$1,555,000	$(951,000)	-61%
Estimated Average Selling Price of Orders for Homes, net	$290.9	$331.5	$(40.6)	-12%	$293.6	$343.4	$(49.8)	-15%
Cancellation Rate	43%	44%	-1%		43%	39%	4%

Orders for Homes.  Each of our homebuilding segments experienced declines in net home orders during the three and six months ended June 30, 2008 and most notably within the West segment, where most of our homebuilding activity has been concentrated. Net home orders for each of our markets were impacted adversely by continued overall deterioration in the demand for new homes. Factors which contributed to this market decline in each of our homebuilding segments have been outlined in the Executive Summary section of Item 2. Our net home orders during the second quarter and first six months of 2008 also were impacted negatively by our current position not to offer down payment assistance programs to our prospective homebuyers, while some of our competitors have been offering these programs. Additionally, net home orders in our Mountain segment declined significantly, particularly in our Utah market, where the demand for new homes has decreased significantly over the last several quarters from its peak during 2006. Also contributing to the decrease during the 2008 second quarter and first six months was the impact of an overall 26% decline in the number of our active subdivisions from June 30, 2007, which was particularly significant in the markets of our West and East segments, where our active subdivisions decreased by 31% and 21%, respectively, from June 30, 2007.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. While our consolidated Cancellation Rate for the 2008 second quarter remained consistent with the Cancellation Rate for the same 2007 period, during the 2008 second quarter, the Cancellation Rates for our Mountain and Other Homebuilding segments were relatively higher than the other segments at 51% and 55%, respectively. In our Mountain segment, this higher Cancellation Rate primarily resulted from homebuyers having difficulty qualifying for available mortgage loan products and the impact of significant deterioration in demand for new home sales in Utah. The Cancellation Rate was 37% for our West segment during the three months ended June 30, 2008. This rate was lower than the consolidated Cancellation Rate primarily due to a decrease in the number of contingent home orders received and the impact of selling and closing a higher mix of speculative homes.

The consolidated Cancellation Rate during the six months ended June 30, 2008 increased from the same period in 2007, primarily due to homebuyers having difficulty in qualifying for available mortgage loan products, particularly in our Mountain segment, and the impact of deterioration in demand for new home sales in the Utah market of this segment. The Cancellation Rate during the six months ended June 30, 2008 for each of our homebuilding segments was consistent with our consolidated Cancellation Rate of 43%.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. Accordingly, refer to explanations associated with home sales revenue and home cost of sales in Item 2, where we describe the changes in our 2008 second quarter and first six months home sales revenue and home cost of sales. The following tables set forth our Home Gross Margins by reportable segment.

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007
Homebuilding
West	14.2%	13.3%	0.9%
Mountain	5.3%	16.6%	-11.3%
East	13.3%	16.5%	-3.2%
Other Homebuilding	8.4%	10.9%	-2.5%

Consolidated	11.7%	14.1%	-2.4%

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007
Homebuilding
West	13.2%	13.7%	-0.5%
Mountain	6.2%	18.7%	-12.5%
East	13.2%	18.1%	-4.9%
Other Homebuilding	10.6%	11.7%	-1.1%

Consolidated	11.6%	15.0%	-3.4%

In our West segment, Home Gross Margins for the three and six months ended June 30, 2008 were impacted positively by an $8.9 million adjustment to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments made during 2008 and a reduction of warranty reserves established with respect to construction defect claims for which the costs now are anticipated to be paid by third-party insurance carriers. This positive adjustment was offset partially by the impact of decreases in the base selling prices of our homes and increases in incentives offered to our homebuyers during the 2008 periods. Home Gross Margins in our Mountain and Other Homebuilding segments were impacted negatively by significantly higher sales incentives offered to our homebuyers and higher construction costs as a percentage of home sales revenue. Home Gross Margins in our East segment decreased during the 2008 second quarter and first six months primarily resulting from significantly higher sales incentives offered to our homebuyers, partially offset by lower construction costs as a percentage of home sales revenue.

Our 2008 Home Gross Margins were not impacted materially by the deferral of “Operating Profits” (home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”), as we experienced a shift in the type of mortgage loans that were originated from Alternative A mortgage loans (as defined below) and “interest only” loans to Prime and Government mortgage loans (each defined below). Home Gross Margins for the three months ended June 30, 2007 were impacted positively by recognizing $10.6 million in Operating Profits that had been deferred under SFAS 66 as of March 31, 2007, partially offset by a deferral of $5.6 million in Operating Profits at June 30, 2007 pursuant to SFAS 66. Home Gross Margins for the first six months of 2007 were impacted positively by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 as of December 31, 2006, partially offset by our June 30, 2007 deferral of $5.6 million. The application of SFAS 66 did not have a material impact on our Home Gross Margins during the three and six months ended June 30, 2008.

Additionally, we capitalize interest on our homebuilding inventories during the period of active development and through the completion of construction. During the 2008 second quarter and first six months, interest expense included in home cost of sales as a percent of home sales revenue increased to 4.4%, compared with 1.8% during the same periods in 2007. These increases resulted from the significant decline in our inventory levels over the last couple of years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same during each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest.

Future Home Gross Margins may be impacted negatively by, among other things: (1) increased competition and continued high levels of cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (2) continued decline in demand for new homes in our markets; (3) increased energy costs, including oil and gasoline; (4) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (5) increases in interest expense in home cost of sales; (6) adverse weather; (7) shortages of subcontractor labor, finished lots and other resources, which can result in delays in the delivery of homes under construction and increases in related home cost of sales; and (8) other general risk factors. See “Forward-Looking Statements” below.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Arizona	380	645	(265)	-41%	731	1,297	(566)	-44%
California	163	266	(103)	-39%	317	594	(277)	-47%
Nevada	249	405	(156)	-39%	429	718	(289)	-40%

West	792	1,316	(524)	-40%	1,477	2,609	(1,132)	-43%

Colorado	171	200	(29)	-15%	288	364	(76)	-21%
Utah	78	178	(100)	-56%	160	406	(246)	-61%

Mountain	249	378	(129)	-34%	448	770	(322)	-42%

Maryland	46	61	(15)	-25%	95	110	(15)	-14%
Virginia	74	76	(2)	-3%	139	144	(5)	-3%

East	120	137	(17)	-12%	234	254	(20)	-8%

Delaware Valley	20	35	(15)	-43%	51	81	(30)	-37%
Florida	89	138	(49)	-36%	184	266	(82)	-31%
Illinois	22	13	9	69%	34	27	7	26%
Texas	-	14	(14)	N/A	-	25	(25)	N/A

Other Homebuilding	131	200	(69)	-35%	269	399	(130)	-33%

Total	1,292	2,031	(739)	-36%	2,428	4,032	(1,604)	-40%

Our home closings were down during the three and six months ended June 30, 2008 for most markets within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Additionally, in our Mountain segment, home closings were down during the three and six months ended June 30, 2008, primarily in Utah, as this market has experienced a greater decline in demand for new homes from its peak during 2006. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 2.

Backlog. The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	June 30, 2008	December 31, 2007	June 30, 2007	December 31, 2006
Backlog (units)
Arizona	437	592	1,572	1,504
California	193	203	530	427
Nevada	254	307	342	315

West	884	1,102	2,444	2,246

Colorado	205	213	413	253
Utah	106	178	408	465

Mountain	311	391	821	718

Maryland	118	126	268	187
Virginia	73	100	186	136

East	191	226	454	323

Delaware Valley	42	57	119	119
Florida	123	125	227	197
Illinois	25	46	68	23
Texas	-	-	1	12

Other Homebuilding	190	228	415	351

Total	1,576	1,947	4,134	3,638

Backlog Estimated Sales Value	$522,000	$650,000	$1,480,000	$1,300,000

Estimated Average Selling Price of Homes in Backlog	$331.2	$333.8	$358.0	$357.3

We define “Backlog” as homes under contract but not yet delivered. As further outlined in the Executive Summary section of this Item 2, our June 30, 2008 Backlog was down from December 31, 2007 and June 30, 2007 for each market within our homebuilding segments, primarily due to the overall deterioration in demand for new homes. The decrease in Backlog estimated sales value at June 30, 2008, compared with December 31, 2007 and June 30, 2007, primarily was due to the 19% and 62% decreases, respectively, in the number of homes in Backlog.

Active Subdivisions.   The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	June 30, 2008	December 31, 2007	June 30, 2007
Arizona	57	66	69
California	21	41	44
Nevada	29	39	43

West	107	146	156

Colorado	48	47	50
Utah	23	23	25

Mountain	71	70	75

Maryland	14	15	16
Virginia	17	18	23

East	31	33	39

Delaware Valley	2	4	5
Florida	12	20	27
Illinois	4	5	6

Other Homebuilding	18	29	38

Total	227	278	308

Average for quarter ended	244	287	311

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Arizona	$220.5	$253.1	$(32.6)	-13%	$226.1	$257.8	$(31.7)	-12%
California	389.1	534.6	(145.5)	-27%	416.1	537.6	(121.5)	-23%
Colorado	346.5	326.5	20.0	6%	349.7	338.2	11.5	3%
Delaware Valley	400.3	439.9	(39.6)	-9%	415.8	468.1	(52.3)	-11%
Florida	248.1	260.1	(12.0)	-5%	240.5	270.1	(29.6)	-11%
Illinois	314.5	412.0	(97.5)	-24%	344.9	359.8	(14.9)	-4%
Maryland	439.8	513.4	(73.6)	-14%	469.3	521.2	(51.9)	-10%
Nevada	248.0	304.2	(56.2)	-18%	247.7	304.7	(57.0)	-19%
Texas	-	126.3	N/A	N/A	-	130.4	N/A	N/A
Utah	336.1	369.2	(33.1)	-9%	338.1	358.4	(20.3)	-6%
Virginia	465.6	497.8	(32.2)	-6%	459.9	495.1	(35.2)	-7%
Company average	$295.7	$338.7	$(43.0)	-13%	$303.9	$347.1	$(43.2)	-12%

The average selling price of homes closed during the three and six months ended June 30, 2008 decreased in most of our markets, primarily resulting from increased levels of incentives and reduced sales prices in response to lower demand for new homes and increased levels of competition. We experienced an increase in average selling price in our Colorado market during the 2008 second quarter and first six months, primarily related to changes in the size and style of our single-family detached homes that were closed during these periods.

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

	June 30, 2008	December 31, 2007	June 30, 2007
Arizona	$58,042	$96,631	$203,928
California	8,687	35,305	181,867
Nevada	48,211	94,685	201,161

West	114,940	226,621	586,956

Colorado	108,225	131,962	172,355
Utah	54,014	74,021	79,831

Mountain	162,239	205,983	252,186

Maryland	24,365	33,339	55,476
Virginia	40,793	53,779	85,822

East	65,158	87,118	141,298

Delaware Valley	12,038	13,232	22,403
Florida	7,978	12,548	41,358
Illinois	4,760	8,834	17,683

Other Homebuilding	24,776	34,614	81,444

Total	$367,113	$554,336	$1,061,884

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	June 30, 2008	December 31, 2007	June 30, 2007
Arizona	$103,305	$169,394	$260,683
California	133,622	221,571	346,556
Nevada	65,155	76,695	139,106

West	302,082	467,660	746,345

Colorado	131,713	143,108	166,830
Utah	46,993	73,118	98,527

Mountain	178,706	216,226	265,357

Maryland	44,249	63,089	75,461
Virginia	59,466	71,277	72,382

East	103,715	134,366	147,843

Delaware Valley	19,313	27,987	29,077
Florida	24,389	35,569	59,362
Illinois	19,145	20,413	24,933
Texas	-	-	125

Other Homebuilding	62,847	83,969	113,497

Total	$647,350	$902,221	$1,273,042

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	June 30, 2008	December 31, 2007	June 30, 2007
Lots Owned
Arizona	2,089	2,969	4,771
California	911	1,491	2,182
Nevada	1,045	1,549	2,038

West	4,045	6,009	8,991

Colorado	2,749	2,992	3,052
Utah	771	863	933

Mountain	3,520	3,855	3,985

Maryland	236	302	389
Virginia	297	369	542

East	533	671	931

Delaware Valley	133	151	212
Florida	507	638	907
Illinois	156	191	233

Other Homebuilding	796	980	1,352

Total	8,894	11,515	15,259

Lots Controlled Under Option
Arizona	417	512	548
California	153	157	157
Nevada	-	4	4

West	570	673	709

Colorado	241	262	312
Utah	-	-	93

Mountain	241	262	405

Maryland	321	558	925
Virginia	1,054	1,311	1,894

East	1,375	1,869	2,819

Delaware Valley	135	327	741
Florida	461	484	1,073
Illinois	-	-	-

Other Homebuilding	596	811	1,814

Total	2,782	3,615	5,747

Total Lots Owned and Controlled (excluding homes completed or under construction)	11,676	15,130	21,006

During the first six months of 2008, our total number of lots owned (excluding homes completed or under construction) decreased 24% from December 31, 2007, primarily due to: (1) the transfer of lots from land to homes completed or under construction; (2) the sale of more than 1,100 lots, primarily in our West segment; and (3) our continued efforts to limit the number of land acquisitions. As a result, coupled with the additional 2008 impairments recorded on our land and land under development, we reduced our land and land under development by $187.2 million since December 31, 2007. Additionally, we continued to evaluate the terms of our lot option contracts. As a result, we reduced our total lots under option by 23% from December 31, 2007 primarily by terminating lot option contracts with terms that no longer met our underwriting criteria.

The table below shows the amount of non-refundable option deposits (in thousands).

	June 30, 2008	December 31, 2007	June 30, 2007
Non-refundable Option Deposits
Cash	$5,429	$6,292	$11,009
Letters of Credit	4,459	6,547	11,850

Total Non-refundable Option Deposits	$9,888	$12,839	$22,859

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	June 30, 2008	December 31, 2007	June 30, 2007
Unsold Home Under Construction - Final	298	515	423
Unsold Home Under Construction - Frame	490	656	690
Unsold Home Under Construction - Foundation	167	229	382

Total Unsold Homes Under Construction	955	1,400	1,495
Sold Homes Under Construction	1,230	1,350	3,095
Model Homes	533	730	764

Homes Completed or Under Construction	2,718	3,480	5,354

Other Operating Results

HomeAmerican Operating Activities.  The following tables set forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

	Three Months Ended June 30,		Change
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$213,042	$293,544	$(80,502)	-27%
Principal amount of mortgage loans brokered	$46,599	$127,891	$(81,292)	-64%
Capture Rate	66%	52%	14%
Including brokered loans	79%	72%	7%
Mortgage products (% of mortgage loans originated)
Fixed rate	98%	83%	15%
Adjustable rate - interest only	1%	14%	-13%
Adjustable rate - other	1%	3%	-2%
Prime loans (1)	45%	86%	-41%
Alt A loans (2)	0%	5%	-5%
Government loans (3)	55%	9%	46%
Sub-prime loans (4)	0%	0%	0%

	Six Months Ended June 30,		Change
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$377,785	$644,577	$(266,792)	-41%
Principal amount of mortgage loans brokered	$106,170	$246,233	$(140,063)	-57%
Capture Rate	62%	55%	7%
Including brokered loans	77%	74%	3%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	76%	21%
Adjustable rate - interest only	1%	20%	-19%
Adjustable rate - other	2%	4%	-2%
Prime loans	53%	73%	-20%
Alt A loans	0%	20%	-20%
Government loans	47%	7%	40%
Sub-prime loans	0%	0%	0%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.
(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime loans are loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased during the three and six months ended June 30, 2008, primarily resulting from originating and selling fewer loans due to our homebuilding segments closing fewer homes during the 2008 periods, partially offset by an increase in the Capture Rate during the 2008 periods.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased significantly during the 2008 second quarter and first six months, due in part to: (1) a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers; and (2) a reduced demand by third-party purchasers for non-conforming mortgage loans. In response to reduced liquidity in the mortgage lending industry, we have tightened our mortgage loan underwriting criteria by: (1) not originating Alt-A second mortgage loans and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market value of homes have been declining. As a result, during the three and six months ended June 30, 2008, HomeAmerican originated fewer high loan-to-value mortgage loans and loans with related second mortgages and did not originate sub-prime and Alt-A mortgage loan products.

Additionally, during the 2008 second quarter, for mortgage loan originations where the homebuyer has not provided at least a 20% down payment, the Company experienced a significant shift from the origination of prime loans to government loans. This shift primarily resulted from premiums for FHA mortgage loans being less expensive than mortgage insurance associated with prime loans.

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

Interest Activity.  We capitalize interest on our held-for-development homebuilding inventories during the period of active development and through the completion of construction in accordance with SFAS 34 “Capitalization of Interest Costs.” All interest incurred by our Corporate and homebuilding segments during the three and six months ended June 30, 2008 and 2007 was capitalized. Interest incurred by the Financial Services and Other segment is charged to interest expense, which is deducted from interest income. For a reconciliation of our interest incurred, capitalized and expensed, see Note 7 to our Unaudited Consolidated Financial Statements. During the 2008 second quarter and first six months, interest expense included in home cost of sales as a percent of home sales revenue increased to 4.4%, compared with 1.8% during the same periods in 2007. These increases resulted from the significant decline in our inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our substantial balances of cash and cash equivalents, and capital resources are currently being generated internally through cash flows from operations and from external sources, primarily our senior notes and lines of credit. Additionally, we have an effective shelf registration statement, which allows us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

In response to the difficult conditions for the homebuilding industry as outlined above in the Executive Summary section of this Item 2, we remained focused on our balance sheet and cash flow, as evidenced by our generation of $322.3 million in cash from operations during the first six months of 2008, which contributed to our June 30, 2008 cash and cash equivalent balances increasing to $1.3 billion from $1.0 billion at December 31, 2007.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 ½% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). While we continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line, because of our current substantial balance of cash and cash equivalents, we believe that our current capital resources and additional capacity currently available under existing credit agreements are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future debt payments and refinancing or paying off other long-term debt as it becomes due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business.” See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At June 30, 2008, we did not have any borrowings on our Homebuilding Line and had $29.4 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  On May 23, 2008, we entered into a Second Amendment (the “Amendment”) on our Mortgage Line dated September 5, 2006, with U.S. Bank National Association and the other banks that are signatories thereto. The Amendment provided for the withdrawal of one participating bank and reduced the aggregate commitment level of the facility. Our Mortgage Line now has a borrowing limit of $100 million with terms that allow for increases in the borrowing limit to an aggregate maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At June 30, 2008 and December 31, 2007, $55.4 million and $70.1 million were borrowed, respectively, and an additional $9.5 million and $23.7 million were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

General.  The agreements for our bank lines of credit and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the bank lines of credit and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table to this Quarterly Report on Form 10-Q and in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2007.

The financial covenants contained in the Homebuilding Line agreement include a leverage test. Under this test, our leverage ratio (as defined in its Homebuilding Line agreement) is not permitted to exceed 55% (subject to reduction in certain circumstances as outlined in the Homebuilding Line agreement). A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. As part of the leverage test, we are required to maintain a minimum interest coverage ratio, as defined, of 2.0 to 1.0. The failure to maintain the minimum interest coverage ratio does not constitute a breach of covenant or default under the Homebuilding Line. When this ratio is not maintained for at least two consecutive quarters, it results in a reduction in our maximum permitted leverage ratio, which could reduce our capacity to borrow under the Homebuilding Line. However, our maximum permitted leverage ratio also can increase on a scheduled basis if we subsequently raise our interest coverage ratio back to 2.0 to 1.0, which could increase our capacity to borrow under the Homebuilding Line.

At June 30, 2008, and for the second consecutive quarter, we did not maintain this minimum interest coverage ratio. Accordingly, our maximum permitted leverage ratio has been reduced from 55% to 50% at June 30, 2008. This result, together with the decline in our consolidated stockholders’ equity, has resulted in a current reduction in our capacity to borrow under the Homebuilding Line from $1.25 billion to $755 million. For each additional consecutive quarter that we do not maintain the minimum interest coverage ratio of 2.0 to 1.0, our maximum permitted leverage ratio would decrease by an additional 250 basis points, which could decrease further our capacity to borrow under the Homebuilding Line. However, at such future time as our interest coverage ratio equals or exceeds 2.0 to 1.0, the maximum permitted leverage ratio would increase on a scheduled basis, which could increase our capacity to borrow under the Homebuilding Line. See “Forward-Looking Statements” below.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our “consolidated tangible net worth” (as defined) must not be less than: (1) $1.055 billion; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after December 31, 2007; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after December 31, 2007; minus (4) the lesser of (A) the aggregate amount paid by the Company after December 31, 2007 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

In addition to the foregoing covenants, the Homebuilding Line agreement specifies that “consolidated tangible net worth,” as defined, must not be less than the sum of: (1) $850 million; (2) 50% of the “quarterly consolidated net income” of “borrower” and the “guarantors” earned after December 31, 2007; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after December 31, 2005. Failure to satisfy this covenant could result in a termination of the facility.

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

MDC Common Stock Repurchase Program

At June 30, 2008, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended June 30, 2008 and 2007.

Consolidated Cash Flow

During the first six months of 2008, we generated $322.3 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $299.4 million, as we continued to execute a strategy of limiting our new land purchases; and (2) decreasing our mortgage loans held-for-sale by $21.0 million as we sold more mortgage loans than were originated during the first six months of 2008. Also contributing to the cash flows from operating activities was $85.0 million of income before non-cash charges of $258.5 million. Our non-cash charges primarily relate to: (1) asset impairments; (2) a valuation allowance on our deferred tax assets; (3) deferred income taxes; (4) depreciation and amortization; (5) losses on sales of assets; (6) write-offs of land option deposits and pre-acquisition costs; and (7) stock-based compensation expense. These cash increases partially were offset by an $81.4 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses.

During the first six months of 2007, we generated $199.3 million in cash from operating activities, primarily resulting from a reduction of $147.7 million in mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 second quarter. Additionally, we generated cash of $116.4 million from lowering our homebuilding inventories, as we continued to execute a strategy of limiting our new land purchases. Offsetting these cash proceeds was the use of $64.2 million to reduce accounts payable and accrued liabilities and $26.3 million to reduce our December 31, 2006 income tax payable. The cash used to decrease our accounts payable and accrued liabilities primarily related to the payment of employee bonuses and homebuilding construction payables. We decreased our December 31, 2006 income tax payable as we incurred payments in 2007 associated with our 2006 income tax obligations.

We used $0.1 million and $2.1 million of cash in investing activities during the six months ended June 30, 2008 and 2007, respectively, for purchases of property and equipment.

During the six months ended June 30, 2008, we used $30.1 million in cash from financing activities. We used $14.7 million to pay down the Mortgage Line and $23.1 million to pay dividends, partially offset by cash proceeds of $7.3 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2008, we had non-refundable deposits of $5.4 million in the form of cash and $4.4 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At June 30, 2008, the total purchase price for lots under option and total capitalized pre-acquisition costs were $311 million and $2.5 million, respectively.

At June 30, 2008, we had outstanding performance bonds and letters of credit totaling approximately $229.9 million and $45.0 million, respectively, including $13.1 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We believe that the obligations secured by these performance bonds and letters of credit are substantially less than their outstanding balances, and we generally expect that these obligations will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including but not limited to inflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have had a significant negative impact on our Home Gross Margins and results from operations. Additionally, the 2008 second quarter saw significant increases in energy costs, as well as other inflationary pressures, all contributing to an overall weaker economic environment. Because we are primarily a suburban residential builder, if we continue to experience increased energy costs and/or on-going inflationary pressures, demand for our homes could be impacted adversely and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2007 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2008.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Commencing in 2003 and continuing thereafter, the U.S. Environmental Protection Agency (“EPA”) inspected and reviewed records for 21 sites under development by various Richmond American Homes (“RAH”) subsidiaries in Colorado, Virginia, Maryland, Arizona and California. On that basis, the EPA and the U.S. Department of Justice (jointly, the “United States”) asserted that MDC and its RAH subsidiaries were in violation of Clean Water Act permit requirements regulating storm water discharges at construction sites. Although MDC believed that it had legitimate defenses to the alleged violations, management determined that it would be in the Company’s best interests to attempt to settle the matter.

The United States and MDC entered into settlement discussions which culminated in a proposed Consent Decree. The states of Colorado, Utah, Nevada, Maryland and Virginia also are signatories to the Consent Decree. Under the terms of the Consent Decree, MDC and its RAH homebuilding subsidiaries agreed for a period of three years to implement management procedures designed to enhance compliance with storm water permit requirements, and to pay certain stipulated penalty amounts in the event of future violations of storm water requirements. MDC also agreed to pay a civil penalty in the amount of $795,000. In return, the federal and state plaintiffs agreed to release MDC and its RAH homebuilding subsidiaries from any liability for violations of storm water permit requirements under federal or state law that may have occurred at RAH sites on or before March 31, 2008.

On June 11, 2008, the United States filed a complaint against MDC and its RAH homebuilding subsidiaries in the federal District Court for the Eastern District of Virginia, together with a motion asking the court to enter the Consent Decree as a final judgment. Notice of the lodging of the Consent Decree was published in the Federal Register on June 24, 2008. The notice stated that the United States would accept public comment on the terms of the Consent Decree for thirty days. No comments were filed with the court and the court has entered the Consent Decree. The Company intends to pay the civil penalty as provided for in the Consent Decree.

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

The homebuilding and mortgage lending industries continue to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the three and six months ended June 30, 2008. Widespread national and international concern over instability in the credit markets has exacerbated the decline in demand for new homes. The conditions experienced during 2008 include, among other things: reduced consumer confidence; increasing energy costs; the absence of home price stability; a continuing perception of deteriorating home values; concerns over the impact of higher-risk mortgage loan products on financial markets; and reduced availability of mortgage loan financing.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further and recession concerns continue or increase, we could continue to experience declines in the market value and demand for our homes, which could have a significant negative impact on our Home Gross Margins and financial and operational results. Additionally, if energy costs continue to increase, demand for our homes could be adversely impacted because we are primarily a suburban residential builder, and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2007, which include the following:

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

The Company did not repurchase any shares during the second quarter of 2008. Additionally, there were no sales of unregistered equity securities during the second quarter of 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following are the results of the voting of shareowners at the Company’s Annual Meeting held on April 29, 2008:

A total of 42,353,233 shares out of the 46,343,377 shares outstanding and entitled to vote were represented in person or by proxy at the Annual Meeting.

Proposal One—Election of Directors

The following members of the Board of Directors were elected as Class II Directors for three-year terms expiring in 2011:

	Votes For	Votes Withheld
William B. Kemper	39,166,218	3,187,015
David D. Mandarich	42,145,527	207,706

David E. Blackford and Steven J. Borick continue as Class III directors with terms expiring in 2009. Michael A. Berman, Herbert T. Buchwald and Larry A. Mizel continue as Class I directors with terms expiring in 2010.

Proposal Two—To Approve the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
23,264,723	13,472,459	20,518	5,595,533

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal passed by 63% of the votes cast. In addition, the total votes cast on this proposal represented over 50% in interest of all shares entitled to vote on this proposal.

Proposal Three—To Approve a Plan Amendment to Authorize Stock Option Repricing and an Exchange Program to Reprice Stock Options Held by Non-Executive Officer Employees

Votes For	Votes Against	Abstentions	Broker Non-Votes
22,909,524	12,869,331	978,845	5,595,533

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal passed by 62% of the votes cast. In addition, the total votes cast on this proposal represented over 50% in interest of all shares entitled to vote on this proposal.

Proposal Four—Withdrawn

Proposal Five—To Vote on a Shareowner Proposal Concerning Establishment of a New Compliance Committee and Review of Regulatory, Litigation and Compliance Risks

Votes For	Votes Against	Abstentions	Broker Non-Votes
1,171,892	35,523,419	62,389	5,595,333

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal was rejected by 97% of the votes cast.

Proposal Six—To Approve the Selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2008 Fiscal Year

Votes For	Votes Against	Abstentions
42,237,185	86,903	29,145

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal passed by 99% of the votes cast.

Item 5.	Other Information

On July 28, 2008, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 26, 2008 to shareowners of record on August 12, 2008.

Appointment of Executive Officer

As previously disclosed, Paris G. Reece III, the Company’s Executive Vice President, Chief Financial Officer and Principal Accounting Officer, will be retiring as an officer of the Company. Mr. Reece’s retirement date (“Retirement Date”) is the later of: (a) the close of business on August 1, 2008, or (b) the close of business on the first business day following both the filing of the Company’s quarterly report on Form 10-Q for the period ending June 30, 2008 and the occurrence of the Company’s earnings release conference call for that period.

On July 28, 2008, the Company’s Board of Directors appointed Christopher M. Anderson, 40, as the Company’s Senior Vice President, Chief Financial Officer and Principal Accounting Officer, effective upon Reece’s Retirement Date. The Board has determined that, for purposes of Section 16 of the Securities Exchange Act of 1934 (and the rules thereunder) and Item 401 of SEC Regulation S-K, Mr. Anderson is an officer or executive officer for reporting purposes under those respective legal provisions. Mr. Anderson will hold office until his successor is duly elected and qualified or until his resignation, retirement, death or removal from office.

Mr. Anderson, 40, formerly was employed by Burger King Holdings, Inc., where he served for that food services company as Senior Vice President, Finance from July 2007 until July 2008 and as Vice President Finance & Corporate Controller from February 2005 until July 2007. While at Burger King Holdings, Inc., Mr. Anderson served as the chief accounting officer and had responsibility for the company’s international and domestic finance and accounting teams. From May 2002 to February 2005, Mr. Anderson served as Controller, Director of Finance for Hewlett-Packard’s North American Commercial PC Division, where he directed the finance group and had management responsibility for all financial aspects of the Commercial PC Division. None of these companies are affiliates of M.D.C. Holdings, Inc.

The following are brief descriptions of Mr. Anderson’s offer letter and the Change in Control and Separation Agreement between the Company and Mr. Anderson. Under the terms of the offer letter accepted by Mr. Anderson, his annual base salary is $450,000 and he is eligible to receive an annual discretionary bonus payable in cash and restricted stock, of which the cash portion will be pro-rated based upon his date of hire and will be payable in January 2009. The annual bonus target is $550,000. Additionally, on his start date, July 14, 2008, Mr. Anderson received a stock option covering 50,000 shares of stock and also received 25,000 shares of restricted stock, all awarded under the Company’s 2001 Equity Incentive Plan. The stock option has a life of ten years and an exercise price of $35.50 per share (the closing price on the date of grant, July 14, 2008), and will become exercisable as to 33-1/3% of the shares on each of the third, fourth and fifth anniversaries of the date of grant. The restrictions on the restricted stock will lapse as to 25% of the shares over four years, beginning on the first anniversary of the date of the award.

Mr. Anderson also received a cash sign-on bonus of $200,000, subject to withholding, and a relocation package as set forth in more detail in the offer letter. He will receive a $500 per month automobile allowance, a $10,000 annual allowance for executive perquisites and the benefits generally available to Company employees. Mr. Anderson’s employment is on an “at-will” basis.

The Company also provided Mr. Anderson with a Change in Control and Separation Agreement (the “Agreement”). The Agreement is effective July 14, 2008 and will renew automatically for successive one-year terms unless either party elects by notice in writing to terminate the agreement delivered to the other at least 90 days prior to December 31 of each year. In addition, if the Agreement has not been terminated prior to a “Change in Control” (as defined in the Agreement), upon a Change in Control, the term of an Agreement will extend automatically for two years following such Change in Control.

For purposes of the Agreement, a “Change in Control Event” occurs if a Change in Control is followed by a “Material Change” within two years. A Material Change is defined in the Agreement to occur if Mr. Anderson’s employment is terminated without “cause” (as defined in the Agreement) or if, in general, any of the events described in the Agreement takes place with respect to Mr. Anderson’s titles, positions, and reporting relationships.

Pursuant to the Agreement, if a Change in Control Event occurs, Mr. Anderson may elect within 90 days after the Change in Control Event to terminate his employment, if not previously terminated by the Company, and to receive a Change in Control payment. The Change in Control payment equals the sum of Mr. Anderson’s annual base salary in effect immediately prior to the Change in Control Event and the amount of his target annual bonus for the current year.

If a Change in Control Event occurs, Mr. Anderson also would be entitled to continue to participate in the Company’s employee benefit plans, policies and arrangements that provide insurance and medical benefits on the same basis as provided to him prior to the Change in Control Event for a period of twelve months after the date of termination of his employment.

If a Change in Control as defined above occurs, all options, dividend equivalents and other rights granted to Mr. Anderson under any Company equity incentive plan shall be accelerated and become exercisable immediately prior to the closing of the Change in Control. If the Change in Control is not consummated, Mr. Anderson’s election to exercise such options and other rights shall be of no effect and his options shall remain subject to their original restrictions.

If the Company terminates Mr. Anderson’s employment other than for cause, death or “disability” (as defined in the Agreement) under circumstances where he is not entitled to a Change in Control payment, Mr. Anderson will receive an amount equal to the sum of his annual base salary in effect immediately before the termination of employment and the amount of his target annual bonus for the current year.

Copies of Mr. Anderson’s offer letter and his Agreement are filed with this report on Form 10-Q.

Change in Control Agreement

The Company previously entered into a Change in Control Agreement, dated January 26, 1998, with Michael Touff, the Company’s Senior Vice President and General Counsel. On July 30, 2008, the Company and Mr. Touff entered into a new Change in Control Agreement, which has been revised to comply with Internal Revenue Code Section 409A (and the regulations thereunder) and update other general provisions of the agreement.

A copy of the Change in Control Agreement, dated July 30, 2008, is filed with this report on Form 10-Q

Item 6.	Exhibits

10.1	Employment and Consulting Agreement between the Company and Paris G. Reece III, dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2008). *

10.2	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.3	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.4	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.5	Second Amendment to Fourth Amended and Restated Warehousing Credit Agreement, dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2008). *

10.6	Employment offer letter by the Company to Christopher M. Anderson, dated June 13, 2008.

10.7	Change in Control and Separation Agreement between the Company and Christopher M. Anderson, dated as of July 14, 2008.

10.8	Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2008	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Paris G. Reece III
Paris G. Reece III,
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment and Consulting Agreement between the Company and Paris G. Reece III, dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2008). *

10.2	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.3	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.4	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.5	Second Amendment to Fourth Amended and Restated Warehousing Credit Agreement, dated as of May 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2008). *

10.6	Employment offer letter by the Company to Christopher M. Anderson, dated June 13, 2008.

10.7	Change in Control and Separation Agreement between the Company and Christopher M. Anderson, dated as of July 14, 2008.

10.8	Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008.

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference.