Form 10-Q
period 2008-09-30
MDC HOLDINGS INC
filed 2008-10-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, 46,549,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,160,868	$1,004,763
Short-term investments	94,767	-
Restricted cash	979	1,898
Unsettled trades (see Note 3)	115,135	-
Receivables
Home sales receivables	25,489	33,647
Income taxes receivable, net	99,290	36,988
Other receivables	18,053	16,796
Mortgage loans held-for-sale, net	60,925	100,144
Inventories, net
Housing completed or under construction	541,866	902,221
Land and land under development	254,360	554,336
Property and equipment, net	37,701	44,368
Deferred income taxes, net	13,505	160,565
Related party assets	28,627	28,627
Prepaid expenses and other assets, net	80,275	71,884

Total Assets	$2,531,840	$2,956,237

LIABILITIES
Accounts payable	$42,304	$71,932
Accrued liabilities	288,343	339,353
Related party liabilities	-	1,701
Mortgage line of credit	30,534	70,147
Senior notes, net	997,416	997,091

Total Liabilities	1,358,597	1,480,224

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,598,000 and 46,549,000 issued and outstanding, respectively, at September 30, 2008, and 46,084,000 and 46,053,000 issued and outstanding, respectively, at December 31, 2007	466	461
Additional paid-in-capital	779,847	757,039
Retained earnings	393,589	719,841
Accumulated other comprehensive loss	-	(669)
Treasury stock, at cost; 49,000 and 31,000 shares at September 30, 2008 and December 31, 2007, respectively	(659)	(659)

Total Stockholders’ Equity	1,173,243	1,476,013

Total Liabilities and Stockholders’ Equity	$2,531,840	$2,956,237

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Home sales revenue	$336,744	$651,124	$1,074,629	$2,050,737
Land sales revenue	15,850	2,700	56,699	12,151
Other revenue	8,655	32,837	47,964	85,605

Total Revenue	361,249	686,661	1,179,292	2,148,493

COSTS AND EXPENSES

Home cost of sales	285,367	559,402	937,947	1,749,165
Land cost of sales	14,775	452	49,559	7,740
Asset impairments	95,388	248,950	238,498	551,422
Marketing expenses	18,797	28,694	58,350	87,144
Commission expenses	12,297	23,900	40,389	71,530
General and administrative expenses	51,596	76,482	150,276	247,229
Related party expenses	3	95	13	286

Total Costs and Expenses	478,223	937,975	1,475,032	2,714,516

Loss before income taxes	(116,974)	(251,314)	(295,740)	(566,023)
(Provision for) benefit from income taxes	(997)	95,936	4,223	210,175

NET LOSS	$(117,971)	$(155,378)	$(291,517)	$(355,848)

LOSS PER SHARE

Basic	$(2.55)	$(3.40)	$(6.32)	$(7.79)

Diluted	$(2.55)	$(3.40)	$(6.32)	$(7.79)

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	46,219	45,751	46,094	45,659

Diluted	46,219	45,751	46,094	45,659

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(291,517)	$(355,848)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments	238,498	551,422
Deferred income taxes, including valuation allowance	147,060	(182,062)
Amortization of deferred marketing costs	19,929	23,091
Write-offs of land option deposits and pre-acquisition costs	5,253	15,419
Depreciation and amortization of long-lived assets	6,931	10,903
Stock-based compensation expense	9,717	8,227
Excess tax benefits from stock-based compensation	(1,832)	(6,349)
Loss (gain) on sale of assets	4,568	(7,955)
Other non-cash expenses	1,934	1,769
Net change in assets and liabilities
Restricted cash	919	1,008
Home sales and other receivables	6,901	77,045
Income taxes receivable	(60,793)	(44,689)
Mortgage loans held for sale, net	39,219	140,040
Housing completed or under construction	290,757	(209,897)
Land and land under development	135,300	390,098
Prepaid expenses and other assets, net	(43,156)	(9,313)
Accounts payable	(29,628)	(20,968)
Accrued liabilities	(51,711)	(46,373)

Net cash provided by operating activities	428,349	335,568

INVESTING ACTIVITIES
Purchase of short-term investments	(94,767)	-
Unsettled trades (see Note 3)	(115,135)	-
Sale of property and equipment	-	22,000
Purchase of property and equipment	(413)	(30,362)

Net cash used in investing activities	(210,315)	(8,362)

FINANCING ACTIVITIES
Lines of credit - advances	125,273	568,987
Lines of credit - principal payments	(164,886)	(657,497)
Dividend payments	(34,735)	(34,311)
Proceeds from exercise of stock options	10,587	10,798
Excess tax benefits from stock-based compensation	1,832	6,349

Net cash used in financing activities	(61,929)	(105,674)

Net increase in cash and cash equivalents	156,105	221,532
Cash and cash equivalents
Beginning of period	1,004,763	507,947

End of period	$1,160,868	$729,479

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2008 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 7, 2008. Certain prior period balances have been reclassified to conform to the current year’s presentation.

The Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and Consolidated Statement Cash Flows for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2007 Annual Report on Form 10-K.

2.	Cash, Cash Equivalents and Short-term Investments

The Company generally invests funds in highly liquid, short-term investments with original maturities of three months or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. During the 2008 third quarter, the Company held short-term investments generally in time deposits and certificate of deposits with original maturities to the Company of more than three months, but less than one year, which are included in short-term investments in the Consolidated Balance Sheets.

3.	Unsettled Trades

At September 30, 2008, the Company had $25.0 million and $90.1 million of unsettled trades with The Reserve Primary Fund and The Reserve U.S. Government Fund, respectively, two money market funds. On September 16, 2008, the Company delivered a timely redemption request to The Reserve Funds to redeem its investment in the Reserve’s Primary money market fund. The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. On September 17, 2008, the Company delivered a timely redemption request to the Reserve to redeem its investment from the Reserve’s U.S. Government Fund. Despite representations by the Reserve that each redemption would be paid the same day as the redemption request, the amounts due to the Company were not distributed to the Company upon request of redemption. Accordingly, at September 30, 2008, the Company has presented its unsettled trades with The Reserve separately on the Consolidated Balance Sheet at a net asset value of $1.00 per share and has included it as a use of cash from investing activities in the Company’s Consolidated Statement of Cash Flows. While the Company expects to receive $1.00 net asset value per share on its unsettled trade with The Reserve Primary Fund, there are no assurances that the Company will ultimately receive this amount. (See Part II, Item 1 Legal Proceedings.)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Asset Impairment

The Company’s held-for-development and held-for-sale inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s held-for-sale inventories include inventory associated with subdivisions for which the Company intends to sell the assets in their current condition. At September 30, 2008 and December 31, 2007, the Company’s inventories on the Consolidated Balance Sheets included $16.9 million and $31.1 million, respectively, of held-for-sale inventory.

On a quarterly basis, the Company evaluates its held-for-development and held-for-sale inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following table sets forth, by reportable segment, the asset impairments recorded during the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Land and Land Under Development (Held-for-Development)
West	$33,539	$149,517	$72,303	$347,803
Mountain	20,467	5,055	47,154	12,912
East	8,490	10,658	14,931	17,094
Other Homebuilding	218	20,963	2,340	38,946

Subtotal	62,714	186,193	136,728	416,755

Land and Land Under Development (Held-for-Sale)
West	5,604	-	20,330	-
Mountain	-	-	150	-
East	520	-	1,270	-
Other Homebuilding	1,356	6,168	5,024	13,576

Subtotal	7,480	6,168	26,774	13,576

Housing Completed or Under Construction (Held-for-Development)
West	10,115	40,973	43,288	97,321
Mountain	4,728	1,875	11,945	3,795
East	3,541	5,579	6,097	7,575
Other Homebuilding	2,242	8,162	4,876	12,400

Subtotal	20,626	56,589	66,206	121,091

Intangible and Other Assets	4,568	-	8,790	-

Consolidated Asset Impairments	$95,388	$248,950	$238,498	$551,422

The impairments of the Company’s held-for-development inventories incurred during the three and nine months ended September 30, 2008, primarily resulted from decreases in home sales prices

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

and/or increases in home sales incentives offered as a result of: (1) lower home sales prices currently being offered by the Company’s competitors; (2) efforts to maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) continued high levels of foreclosures; (4) affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase. Additionally, during the 2008 third quarter, the Company increased the estimated discount rates used in its estimated discounted cash flow assessments from a range of 10% to 18% to a range of 13% to 21% due to changes in market risks within the homebuilding and mortgage lending industries. The impairment of the Company’s held-for-development inventories was increased by $8.0 million as a result of the increase in the estimated discount rates.

The impairments of held-for-development inventories in the West and Mountain segments were significantly higher than impairments recorded in the Company’s other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, the Company generally experiencing more significant reductions in its average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the West and Mountain segments comprised 36% and 37%, respectively, of the Company’s consolidated homebuilding inventories at September 30, 2008. The Company also believes that buyers of the Company’s homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in the Company’s Utah market, where the demand for new homes has decreased from its peak during 2006.

During the three and nine months ended September 30, 2008, the Company recorded impairments of $7.5 million and $26.8 million, respectively, on its held-for-sale inventory, primarily in the West segment. The 2008 third quarter impairments, which relate to approximately 450 lots in 8 subdivisions, primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land available for sale. Also contributing to these impairments were decisions that the best use of these assets was to sell them in their current condition at fair values that were significantly below their current carrying value in order to realize taxable losses.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table sets forth the current carrying value of the Company’s inventory that was impaired during the three months ended September 30, 2008. Accordingly, these carrying values represent the estimated fair value of such inventory at September 30, 2008.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held- for-Development)	Land and Land Under Development (Held-for-Sale)	Total Fair Value of Impaired Inventory
West	$18,532	$84,658	$6,396	$109,586
Mountain	21,899	32,167	-	54,066
East	7,349	26,253	733	34,335
Other Homebuilding	463	12,862	2,186	15,511

Consolidated	$48,243	$155,940	$9,315	$213,498

5.	Recent Accounting Pronouncements

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. The Company does not believe the adoption of FSP-EITF 03-6-1 will have a material impact on its earnings per share.

6.	Fair Value

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

As of September 30, 2008, the primary components of the Company’s mortgage loans held-for-sale that are required to be measured at fair value on a recurring basis are mortgage loans. The fair values of mortgage loans held-for-sale under firm mandatory commitments and mortgage loans held-for-sale not under firm mandatory commitments is based upon Level 2 inputs. The Company had $35.0 million in mortgage loans held-for-sale under firm mandatory commitments for which fair value was based upon the quoted market prices for those mortgage loans. The Company had $25.9 million of mortgage loans held-for-sale that were not under firm mandatory commitments whose fair value was based upon estimated market prices received from an outside party.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	September 30, 2008	December 31, 2007
Accrued liabilities
Warranty reserves	$93,380	$109,118
Insurance reserves	58,293	57,475
Land development and home construction accruals	25,932	42,258
Accrued compensation and related expenses	31,243	33,883
Accrued executive deferred compensation	14,641	13,223
Accrued interest payable	20,245	12,860
Customer and escrow deposits	9,044	15,603
Other accrued liabilities	35,565	54,933

Total accrued liabilities	$288,343	$339,353

During the 2008 third quarter, the Company entered into amended and restated employment agreements with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer. The modifications to the employment agreements include, among other things, a conversion of the annual retirement benefit from a salary based formula to a fixed amount. The annual retirement benefit in which Mr. Mizel and Mr. Mandarich currently are fully vested is $700,000 and $581,000 respectively. Under the provisions of the employment agreements, the annual retirement benefit will be increased to $1,000,000 for Mr. Mizel and $881,000 for Mr. Mandarich on December 31, 2010 and will be increased by an additional $333,333 with the completion of each succeeding two-year term up to an amount not to exceed $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich. However, the annual retirement benefit will increase to $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich prior to that date in the event of (1) the executive’s death or total disability, (2) a termination by the Company without cause or (3) the executive’s election to terminate his employment in the event of a change in control or material change in his employment. As a result of the modifications to the employment agreements, the Company recorded $1.9 million in compensation expense during the 2008 third quarter. The present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich are included as accrued executive deferred compensation in the table above.

8.	Loss Per Share

The Company calculates loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic loss per share excludes the dilutive effect of common stock equivalents and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted loss per share includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of shares of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted loss per share for the three and nine months ended September 30, 2008 and 2007 excluded common stock equivalents

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted loss per share were 0.5 million shares and 0.6 million shares during the three and nine months ended September 30, 2008, respectively, and were 1.5 million during the three and nine months ended September 30, 2007.

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic and Diluted Loss Per Share
Net loss	$(117,971)	$(155,378)	$(291,517)	$(355,848)

Weighted-average shares outstanding	46,219	45,751	46,094	45,659

Basic and diluted per share amounts	$(2.55)	$(3.40)	$(6.32)	$(7.79)

9.	Interest Activity

The Company capitalizes interest on its senior notes and Homebuilding Line (as defined below) during the period of active development and through the completion of construction of its homebuilding inventories in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). The Company capitalized all interest incurred during the three and nine months ended September 30, 2007. As a result of the significant decrease in inventory levels during 2008 that are actively being developed, the Company incurred $10.7 million of interest during the 2008 third quarter that could not be capitalized in accordance with SFAS 34. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Consolidated Statements of Operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

During the 2008 third quarter and first nine months, interest expense included in home cost of sales as a percent of home sales revenue increased to 2.9% and 3.9%, respectively, compared with 2.2% and 1.9% during the same periods in 2007, respectively. These increases resulted from the significant decline in the Company’s inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, the Company’s active held-for-development inventory has been burdened with an increasing level of capitalized interest.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total Interest Incurred
Corporate and homebuilding segments	$14,475	$14,444	$43,392	$43,320
Financial Services and Other	49	343	259	1,353

Total interest incurred	$14,524	$14,787	$43,651	$44,673

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of period	$49,674	$53,988	$53,487	$50,655
Interest capitalized during the period	3,749	14,444	32,666	43,320
Previously capitalized interest included in home cost of sales during the period	(9,689)	(14,428)	(42,419)	(39,971)

Interest capitalized in homebuilding inventory, end of period	$43,734	$54,004	$43,734	$54,004

Interest income and interest expense are shown below (in thousands).
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$9,315	$9,776	$28,338	$28,291
Interest expense, net of interest capitalized	10,775	343	10,985	1,353

Total interest (expense) income, net	$(1,460)	$9,433	$17,353	$26,938

10.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During the 2008 third quarter, the Company recorded decreases totaling $3.2 million to its warranty reserve, which reduced the Company’s home cost of sales, primarily resulting from significant declines in the amount of warranty payments made during 2008. During the first nine months of 2008, the Company recorded adjustments to decrease its warranty reserve totaling $15.1 million. This decrease primarily resulted from adjustments totaling

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

$11.6 million to reduce its warranty reserve resulting from the significant declines in the amount of warranty payments made during the nine months ended September 30, 2008. Also, during the first nine months of 2008, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had been recorded to the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the nine months ended September 30, 2008.

The following table summarizes the warranty reserve activity for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty reserve balance at beginning of period	96,431	$104,089	$109,118	$102,033
Warranty expense provision	3,208	6,252	9,977	18,843
Warranty cash payments	(3,096)	(6,138)	(10,641)	(19,991)
Warranty reserve adjustments	(3,163)	1,816	(15,074)	5,134

Warranty reserve balance at end of period	$93,380	$106,019	$93,380	$106,019

11.	Insurance Reserves

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

The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Insurance reserve balances at beginning of period	$59,649	$53,952	$57,475	$50,854
Insurance expense provisions	1,406	2,376	4,521	8,086
Insurance cash payments	(2,444)	(1,216)	(4,080)	(3,538)
Insurance reserve adjustments	(318)	(733)	377	(1,023)

Insurance reserve balances at end of period	$58,293	$54,379	$58,293	$54,379

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

12.	Information on Business Segments

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

(1) West (Arizona, California and Nevada)

(2) Mountain (Colorado and Utah)

(3) East (Virginia and Maryland)

(4) Other Homebuilding (Delaware Valley, Florida, Illinois and Texas)

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) American Home Insurance Agency, Inc. (“American Home Insurance”); (3) American Home Title and Escrow Company (“American Home Title”); (4) Allegiant; and (5) StarAmerican. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment, generates revenue primarily from interest on its cash and cash equivalent balances and short-term investments and incurs interest expense on its senior notes.

Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) / income before income taxes, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost. Additionally, inter-company adjustments noted in the revenue table below relate to mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes revenue and (loss) / income before income taxes for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Homebuilding
West	$195,073	$389,309	$639,623	$1,277,012
Mountain	72,572	138,439	230,503	418,300
East	52,420	72,368	161,939	205,523
Other Homebuilding	38,411	60,364	115,916	184,195

Total Homebuilding	358,476	660,480	1,147,981	2,085,030
Financial Services and Other	9,545	14,652	28,318	47,836
Corporate	(2,709)	16,048	14,215	30,510
Inter-company adjustments	(4,063)	(4,519)	(11,222)	(14,883)

Consolidated	$361,249	$686,661	$1,179,292	$2,148,493

(Loss) Income Before Income Taxes
Homebuilding
West	$(47,741)	$(197,917)	$(142,723)	$(462,547)
Mountain	(30,085)	(925)	(80,720)	3,218
East	(14,854)	(15,998)	(27,502)	(27,168)
Other Homebuilding	(6,388)	(43,158)	(19,871)	(81,776)

Total Homebuilding	(99,068)	(257,998)	(270,816)	(568,273)
Financial Services and Other	3,414	5,018	8,119	16,776
Corporate	(21,320)	1,666	(33,043)	(14,526)

Consolidated	$(116,974)	$(251,314)	$(295,740)	$(566,023)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily includes cash, cash equivalents and short-term investments.

	September 30, 2008	December 31, 2007
Homebuilding
West	$383,540	$747,835
Mountain	381,435	474,203
East	163,492	250,658
Other Homebuilding	86,790	125,003

Total Homebuilding	1,015,257	1,597,699
Financial Services and Other	129,587	174,617
Corporate	1,432,853	1,229,178
Inter-company adjustments	(45,857)	(45,257)

Consolidated	$2,531,840	$2,956,237

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Homebuilding
West	$5,800	$6,968	$17,476	$20,459
Mountain	712	1,242	2,395	3,317
East	946	656	2,251	1,835
Other Homebuilding	406	1,742	1,472	4,044

Total Homebuilding	7,864	10,608	23,594	29,655

Financial Services and Other	189	160	573	280
Corporate	849	1,009	2,693	4,059

Consolidated	$8,902	$11,777	$26,860	$33,994

13.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2008, the Company had issued and outstanding performance bonds and letters of credit totaling $185.7 million and $39.9 million, respectively, including $10.3 million in letters of credit issued by HomeAmerican, a wholly-owned subsidiary of MDC. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

14.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $1.25 billion (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $500 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.75 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR that is determined based on changes in the Company’s credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2008 and December 31, 2007, there were no borrowings under the Homebuilding Line and there were $27.6 million and $31.7 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under the Company’s Homebuilding Line.

Mortgage Lending.  On May 23, 2008, the Company entered into a Second Amendment (the “Amendment”) to its mortgage line of credit (“Mortgage Line”) dated September 5, 2006, with

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

U.S. Bank National Association and the other banks that are signatories thereto. The Amendment provided for the withdrawal of one participating bank and reduced the aggregate commitment level of the Mortgage Line. Following the Amendment, the Company’s Mortgage Line has a borrowing limit of $100 million with terms that allow for increases in the borrowing limit to an aggregate maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2008 and December 31, 2007, $30.5 million and $70.1 million were borrowed, respectively, and an additional $23.1 million and $23.7 million were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

At September 30, 2008, and for the third consecutive quarter, the Company did not maintain this minimum interest coverage ratio. Accordingly, the Company’s maximum permitted leverage ratio (as defined its Homebuilding Line agreement) has been reduced from 50% as of June 30, 2008 to 47.5% at September 30, 2008. This result, together with the decline in the Company’s consolidated stockholders’ equity, has resulted in a current reduction in the Company’s capacity to borrow under the Homebuilding Line from $1.25 billion to $526 million. For each additional consecutive quarter that the Company does not maintain the minimum interest coverage ratio of 2.0 to 1.0, the Company’s maximum permitted leverage ratio would decrease by an additional 250 basis points, which could decrease further the Company’s capacity to borrow under the Homebuilding Line. However, at such future time as the Company’s interest coverage ratio equals or exceeds 2.0 to 1.0, the maximum permitted leverage ratio would increase on a scheduled basis, which could increase the Company’s capacity to borrow under the Homebuilding Line. During the year ended December 31, 2007 and

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

through the first nine months of 2008, the Company has not had any amounts borrowed under its Homebuilding Line.

The Company’s debt obligations at September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008	December 31, 2007
7% Senior Notes due 2012	$149,240	$149,117
5 1/2% Senior Notes due 2013	349,519	349,449
5 3/8% Medium Term Senior Notes due 2014	248,910	248,801
5 3/8% Medium Term Senior Notes due 2015	249,747	249,724

Total Senior Notes	997,416	997,091
Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,416	997,091
Mortgage line of credit	30,534	70,147

Total Debt	$1,027,950	$1,067,238

15.	Related Party Liabilities

In December 2007, the Company committed to contribute $1.0 million to the MDC/Richmond American Homes Foundation, a Delaware non-profit corporation that was incorporated on September 30, 1999 (the “Foundation”). In February 2008, the Company contributed 26,932 shares of MDC common stock to the Foundation in fulfillment of its December 2007 commitment.

16.	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, the Company’s overall effective income tax rates were -0.9% and 1.4% for the three and nine months ended September 30, 2008, respectively, and 38.2% and 37.1% for the three and nine months ended September 30, 2007, respectively. The decreases in the effective tax rates for the 2008 third quarter and first nine months, compared with the same periods during 2007, resulted primarily from increases of $61.1 million and $115.1 million in the deferred tax asset valuation allowance during the three and nine months ending September 30, 2008, respectively, due to changes in the amounts that are estimated to be realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences. The tax expense associated with the increase in the Company’s deferred tax asset valuation allowance during the three and nine months ending September 30, 2008 has been presented as a component of income taxes in the Company’s Consolidated Statements of Operations.

During the 2008 third quarter, the Internal Revenue Service (“IRS”) completed its examination of the Company’s 2004 and 2005 tax years and issued a Revenue Agent’s Report (“RAR”), outlining proposed adjustments. The Company disagrees with the RAR and has filed a protest and requested a conference with the IRS administrative appeals division.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are shown in the table below (in thousands). The decrease in the Company’s deferred tax assets associated with asset impairment charges primarily resulted from closing on the sale of homes and land held-for-sale during the nine months ended September 30, 2008, partially offset by additional impairment charges recorded during the first nine months of 2008.

	September 30, 2008	December 31, 2007
Deferred tax assets
Asset impairment charges	$204,687	$236,462
Warranty, litigation and other reserves	47,055	57,757
Accrued liabilities	9,401	9,138
Deferred revenue	683	652
Inventory, additional costs capitalized for tax purposes	6,438	8,246
Stock-based compensation expense	12,411	9,775
Property, equipment and other assets, net	4,375	4,597
State net operating loss carryforward	16,506	6,698
Other	997	-

Total deferred tax assets	302,553	333,325
Valuation allowance	(275,087)	(160,000)

Total deferred tax assets, net of valuation allowance	27,466	173,325

Deferred tax liabilities
Deferred revenue	7,543	7,205
Inventory, additional costs capitalized for financial statement purposes	803	779
Accrued liabilities	1,646	808
Other	3,969	3,968

Total deferred tax liabilities	13,961	12,760

Net deferred tax asset	$13,505	$160,565

17.	Stock-Based Compensation

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards granted, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. Prior to 2008, the Company estimated the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives (defined as its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer (“CFO”) and General Counsel) based on the terms of their awards, as well as historical forfeiture experience. During the 2008 first quarter and as a result of the terms of the Company’s previous CFO’s agreement, which was filed with the SEC on April 11, 2008, the Company revised its estimated forfeitures associated with share-based awards granted to its then CFO. As a result, during the nine months ended September 30, 2008, the Company reversed approximately $1.4 million of stock-based compensation expense recorded in previous periods for share-based payment awards that are no longer expected to vest.

18.	Subsequent Event

The Company had an existing effective shelf registration statement that was set to expire on December 1, 2008, which allowed the Company to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for its medium-term senior notes program. On October 30, 2008, the Company filed a Form S-3 with the SEC, thereby renewing its effective shelf registration statement and continuing to allow the Company to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for its medium-term senior notes program.

19.	Supplemental Guarantor Information

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

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Prior to the 2008 second quarter, the Company recorded benefits from and provisions for income taxes of the Guarantor and Non-Guarantor Subsidiaries in the Supplemental Condensed Combining Statements of Operations based upon the Company’s consolidated effective tax rate. During the 2008 second quarter, the Company reclassified its presentation of benefits from and provisions for income taxes such that the effective tax rates for Guarantor Subsidiaries were based upon the consolidated effective tax rates, and the Non-Guarantors’ effective tax rates are determined primarily as if they were stand-alone entities. Accordingly, the Company has reclassified prior year supplemental guarantor financial information to conform with the current year presentation. Additionally, the Supplemental Condensed Combining Statement of Operations for the three and nine months ended September 30, 2007 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for the three and nine months ended September 30, 2007 has been reclassified to eliminate this inter-company cost of capital charge and the related income tax effect in order to conform the presentation to the Company’s segment reporting included in Note 11 of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,139,018	$2,274	$19,576	$-	$1,160,868
Short-term investments	94,767	-	-	-	94,767
Restricted cash	-	979	-	-	979
Unsettled trades	115,135	-	-	-	115,135
Home sales and other receivables	102,339	40,902	45,448	(45,857)	142,832
Mortgage loans held for sale, net	-	-	60,925	-	60,925
Inventories, net
Housing completed or under construction	-	541,866	-	-	541,866
Land and land under development	-	254,360	-	-	254,360
Investment in and advances to parent and subsidiaries	24,356	39,054	2,178	(65,588)	-
Other assets, net	90,698	65,890	3,520	-	160,108

Total Assets	$1,566,313	$945,325	$131,647	$(111,445)	$2,531,840

LIABILITIES
Accounts payable and related party liabilities	$46,854	$40,822	$485	$(45,857)	$42,304
Accrued liabilities	77,605	150,733	60,005	-	288,343
Advances and notes payable to parent and subsidiaries	(728,805)	733,754	(4,949)	-	-
Mortgage line of credit	-	-	30,534	-	30,534
Senior notes, net	997,416	-	-	-	997,416

Total Liabilities	393,070	925,309	86,075	(45,857)	1,358,597

STOCKHOLDERS’ EQUITY	1,173,243	20,016	45,572	(65,588)	1,173,243

Total Liabilities and Stockholders’ Equity	$1,566,313	$945,325	$131,647	$(111,445)	$2,531,840

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$340,807	$-	$(4,063)	$336,744
Land sales and other revenue	(2,709)	17,668	9,546	-	24,505
Equity in (loss) income of subsidiaries	(98,218)	-	-	98,218	-

Total Revenue	(100,927)	358,475	9,546	94,155	361,249

COSTS AND EXPENSES
Home cost of sales	-	289,455	(25)	(4,063)	285,367
Asset impairments	1,383	94,005	-	-	95,388
Marketing and commission expenses	-	31,094	-	-	31,094
General and administrative expenses	17,224	28,312	6,060	-	51,596
Other expenses	3	14,775	-	-	14,778

Total Costs and Expenses	18,610	457,641	6,035	(4,063)	478,223

(Loss) income before income taxes	(119,537)	(99,166)	3,511	98,218	(116,974)
Benefit from (provision for) income taxes	1,566	(1,191)	(1,372)	-	(997)

NET (LOSS) INCOME	$(117,971)	$(100,357)	$2,139	$98,218	$(117,971)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$655,531	$112	$(4,519)	$651,124
Land sales and other revenue	16,049	4,837	14,651	-	35,537
Equity in (loss) income of subsidiaries	(156,418)	-	-	156,418	-

Total Revenue	(140,369)	660,368	14,763	151,899	686,661

COSTS AND EXPENSES
Home cost of sales	-	563,857	64	(4,519)	559,402
Asset impairments	-	248,950	-	-	248,950
Marketing and commission expenses	-	52,589	5	-	52,594
General and administrative expenses	14,285	52,431	9,766	-	76,482
Other expenses	95	452	-	-	547

Total Costs and Expenses	14,380	918,279	9,835	(4,519)	937,975

(Loss) income before income taxes	(154,749)	(257,911)	4,928	156,418	(251,314)
Benefit from (provision for) income taxes	(629)	98,332	(1,767)	-	95,936

NET (LOSS) INCOME	$(155,378)	$(159,579)	$3,161	$156,418	$(155,378)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,085,851	$-	$(11,222)	$1,074,629
Land sales and other revenue	14,215	62,129	28,319	-	104,663
Equity in (loss) income of subsidiaries	(262,029)	-	-	262,029	-

Total Revenue	(247,814)	1,147,980	28,319	250,807	1,179,292

COSTS AND EXPENSES
Home cost of sales	-	949,305	(136)	(11,222)	937,947
Asset impairments	1,383	237,115	-	-	238,498
Marketing and commission expenses	-	98,739	-	-	98,739
General and administrative expenses	45,861	84,399	20,016	-	150,276
Other expenses	13	49,559	-	-	49,572

Total Costs and Expenses	47,257	1,419,117	19,880	(11,222)	1,475,032

(Loss) income before income taxes	(295,071)	(271,137)	8,439	262,029	(295,740)
Benefit from (provision for) income taxes	3,554	3,796	(3,127)	-	4,223

NET (LOSS) INCOME	$(291,517)	$(267,341)	$5,312	$262,029	$(291,517)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$2,062,250	$3,370	$(14,883)	$2,050,737
Land sales and other revenue	30,510	19,126	48,120	-	97,756
Equity in (loss) income of subsidiaries	(346,525)	-	-	346,525	-

Total Revenue	(316,015)	2,081,376	51,490	331,642	2,148,493

COSTS AND EXPENSES
Home cost of sales	-	1,760,740	3,308	(14,883)	1,749,165
Asset impairments	-	551,422	-	-	551,422
Marketing and commission expenses	-	158,316	358	-	158,674
General and administrative expenses	44,749	170,782	31,698	-	247,229
Other expenses	286	7,515	225	-	8,026

Total Costs and Expenses	45,035	2,648,775	35,589	(14,883)	2,714,516

(Loss) income before income taxes	(361,050)	(567,399)	15,901	346,525	(566,023)
Benefit from (provision for) income taxes	5,202	210,676	(5,703)	-	210,175

NET (LOSS) INCOME	$(355,848)	$(356,723)	$10,198	$346,525	$(355,848)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$(342,656)	$460,689	$48,287	$262,029	$428,349

Net cash used in investing activities	(210,014)	(301)	-	-	(210,315)

Financing activities
Payments from (advances to) subsidiaries	733,229	(461,219)	(9,981)	(262,029)	-
Lines of credits
Advances	-	-	125,273	-	125,273
Principal payments	-	-	(164,886)	-	(164,886)
Excess tax benefit from stock-based compensation	1,832	-	-	-	1,832
Dividend payments	(34,735)	-	-	-	(34,735)
Proceeds from exercise of stock options	10,587	-	-	-	10,587

Net cash used in financing activities	710,913	(461,219)	(49,594)	(262,029)	(61,929)

Net increase (decrease) in cash and cash equivalents	158,243	(831)	(1,307)	-	156,105
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,139,018	$2,274	$19,576	$-	$1,160,868

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$49,979	$130,736	$154,853	$-	$335,568

Net cash used in investing activities	(4,899)	(1,204)	(2,259)	-	(8,362)

Financing activities
Payments from (advances to) subsidiaries	195,020	(131,747)	(63,273)	-	-
Lines of credits
Advances	-	-	568,987	-	568,987
Principal payments	-	-	(657,497)	-	(657,497)
Excess tax benefit from stock-based compensation	6,349	-	-	-	6,349
Dividend payments	(34,311)	-	-	-	(34,311)
Proceeds from exercise of stock options	10,798	-	-	-	10,798

Net cash used in financing activities	177,856	(131,747)	(151,783)	-	(105,674)

Net increase (decrease) in cash and cash equivalents	222,936	(2,215)	811	-	221,532
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$707,618	$4,185	$17,676	$-	$729,479

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, Illinois and Texas, although we decided to begin to exit the Illinois market during the 2008 third quarter and during 2007 we completed our exit of the Texas market).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily certain subcontractors of MDC’s homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

EXECUTIVE SUMMARY

The homebuilding and mortgage lending industries continue to experience a significant downcycle, as potential homebuyers have delayed or refrained from purchasing new homes, which has negatively impacted our financial and operating results during the three and nine months ended September 30, 2008. Widespread national and international concern over instability in the credit and capital markets increased significantly during the nine months ended September 30, 2008 and most notably during the past two quarters with unprecedented market volatility and disruption in the economy of the United States and abroad. This has continued to make purchases of homes significantly more difficult for our prospective homebuyers. Also, signs of recession have become more pronounced, highlighted by higher unemployment levels, further deterioration in consumer confidence and reduced consumer spending, which have distinguished the first nine months of 2008 from 2007. We believe that stability in the credit and capital markets and an eventual renewal of confidence in the United States’ and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries.

Additionally, uneasiness surfaced during 2008 in the mortgage financing and banking industries with the issues faced by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and IndyMac Federal Bank. Our financial and operating results during the 2008 third quarter and first nine months were further impacted negatively with the financial crises affecting the banking system and financial markets through the failure, takeover or bailout of certain corporations, such as Lehman Brothers Holdings, Inc., American International Group, Inc. and Merrill Lynch & Co., Inc. While the United States government recently has taken steps in an attempt to stabilize the banking system and financial markets through, among other things, the Emergency Economic Stabilization Act of 2008 (“EESA”), the future impact of EESA or other legislation or proposed legislation on the financial markets, and an eventual turnaround in the homebuilding industry remains unclear. Additionally, our 2008 home sales levels were impacted negatively as we did not participate in offering down payment assistance programs whereas a number of our competitors were offering these programs. However, effective October 1, 2008, down payment assistance programs were eliminated. See “Forward-Looking Statements” below.

Our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries and the volatility in the banking system and financial markets during the 2008 third quarter due to, among other things, on-going homebuyer concerns about the decline in the market value of homes over the past two years, reduced availability of credit for homebuyers caused by tightened mortgage loan underwriting criteria, an overall reduction in liquidity in the mortgage industry, significant declines in consumer confidence, an overall weakening economy and heightened concerns regarding the affordability of homes in light of the significant increases in the costs of living, such as energy and transportation costs. These overall economic conditions, continued to have a significant negative impact on our homebuilding operations during the first nine months of 2008 through: (1) increases in competition for new home orders driven by builders that significantly cut new home sales prices and/or offered down payment assistance programs to their prospective homebuyers; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers having a more difficult time selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to the increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify.

These conditions contributed significantly to fewer closed homes, decreased new home orders and lower Backlog for each of our homebuilding segments at September 30, 2008, compared with December 31, 2007 and September 30, 2007. Also, we continued to recognize impairments of our inventories, although at significantly lower levels than in 2007, for most of our homebuilding segments. As a consequence, we incurred pre-tax losses of $117.0 million and $295.7 million during the three and nine months ended September 30, 2008 compared with pre-tax losses of $251.3 million and $566.0 million during the same periods in 2007, respectively. In response to the difficult conditions outlined above, we remain focused on our balance sheet and cash flows, as evidenced by having no outstanding borrowings on our Homebuilding Line (as defined below) and generating $428.3 million in cash from operations during the first nine months of 2008, which contributed to our September 30, 2008 cash and cash equivalent balances increasing to $1.2 billion from $1.0 billion at December 31, 2007. We also remain focused on closely monitoring our general and administrative expenses as well as continuing to find efficiencies in managing our Company’s operations.

Recognizing the challenges presented by the downturn in the homebuilding and mortgage lending businesses, during the nine months ended September 30, 2008, our management focused on the following:

•

Starting a Company-wide multi-year initiative focused on streamlining our processes and financial and operating systems in an effort to increase efficiencies and standardization in our business practices nationwide;

•	Developing and/or enhancing relationships with investors, banks and other homebuilders for purposes of identifying business opportunities and future sources of residential lot investments;

•

Evaluating the best use of all of our land positions, which resulted in the sale of a significant number of lots during the first nine months of 2008 in order to: (1) reduce our exposure to declines in the market value of land; (2) realize taxable losses; and (3) contribute to the increase in our cash and cash equivalents;

•

Right-sizing our operations, primarily by: (1) consolidating our homebuilding divisions from 17 at December, 31, 2007, to 11 as of September 30, 2008, which included our decision to exit the Illinois market; and (2) reducing our headcount from approximately 2,500 and 2,170 at September 30, 2007, and December 31, 2007, respectively, to approximately 1,475 at September 30, 2008;

•

Decreased our unsold homes under construction and model homes from 1,400 and 730 at December 31, 2007, respectively, to 982 and 428 at September 30, 2008, respectively, in response to declines in the levels of new home orders;

•

Lowering our portfolio of lots owned and controlled in each market by limiting the purchase of lots and terminating option contracts to purchase lots that no longer satisfied our underwriting criteria, and constructing, selling and closing homes in the ordinary course of business;

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

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$(47,741)	$(197,917)	$150,176	76%
Mountain	(30,085)	(925)	(29,160)	N/A
East	(14,854)	(15,998)	1,144	7%
Other Homebuilding	(6,388)	(43,158)	36,770	85%

Total Homebuilding	(99,068)	(257,998)	158,930	62%
Financial Services and Other	3,414	5,018	(1,604)	-32%
Corporate	(21,320)	1,666	(22,986)	N/A

Consolidated	$(116,974)	$(251,314)	$134,340	53%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$(142,723)	$(462,547)	$319,824	69%
Mountain	(80,720)	3,218	(83,938)	N/A
East	(27,502)	(27,168)	(334)	-1%
Other Homebuilding	(19,871)	(81,776)	61,905	76%

Total Homebuilding	(270,816)	(568,273)	297,457	52%
Financial Services and Other	8,119	16,776	(8,657)	-52%
Corporate	(33,043)	(14,526)	(18,517)	-127%

Consolidated	$(295,740)	$(566,023)	$270,283	48%

The results of operations for all of our homebuilding segments and our Financial Services and Other segment during the three and nine months ended September 30, 2008 continue to be affected adversely by weaker United States and global economies, homebuyers’ reluctance to purchase new homes based on concerns that the United States economy is or will soon be in a recession, the absence of liquidity in the financial services market, decline in homebuyer demand for new homes and other contributing factors as more fully described in our Executive Summary section of this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 2”).

In our West segment, the loss before income taxes during the three months ended September 30, 2008 decreased primarily due to a $140.8 million decrease in asset impairments, a combined decrease of $28.5 million in general and administrative, commission and sales and marketing expenses and a 500 basis point increase in Home Gross Margins, partially offset by the impact of closing 575 fewer homes. The loss before income taxes during the nine months ended September 30, 2008 was lower primarily due to a $307.1 million decrease in asset impairments, a combined decrease of $95.8 million in general and administrative, commission and sales and marketing expenses, and a 120 basis point increase in Home Gross Margins, partially offset by the impact of closing 1,707 fewer homes.

In our Mountain segment, the loss before income taxes during the three months ended September 30, 2008 increased primarily due to the following: (1) a $20.2 million increase in asset impairments; (2) a decrease in Home Gross Margins of 660 basis points; and (3) the impact of closing 172 fewer homes. These items partially were offset by a combined decrease of $7.6 million in general and administrative, commission and sales and marketing expenses. We experienced a loss before income taxes during the first nine months of 2008, primarily due to the following: (1) a $46.6 million increase in asset impairments; (2) a decrease in Home Gross Margins of 1,060 basis points; and (3) the impact of closing 494 fewer homes. Partially offsetting these items was a combined decrease in general and administrative, commission and sales and marketing expenses of $21.8 million.

Loss before income taxes in our East segment decreased during the 2008 third quarter primarily due to: (1) a combined decrease of $3.6 million in general and administrative, commission and sales and marketing expenses; and (2) a $3.3 million decrease in asset impairment. These items partially were offset by a 440 basis point decrease in Home Gross Margins and closing 28 fewer homes. The loss before income taxes during the nine months ended September 30, 2008 increased slightly, primarily due to a 480 basis point decrease in Home Gross Margins and closing 48 fewer homes, partially offset by a decrease of $2.0 million in asset impairments and a combined decrease of $12.7 million in general and administrative, commissions and sales and marketing expenses.

During the three months ended September 30, 2008, loss before income taxes in our Other Homebuilding segment decreased, primarily resulting from a $31.1 million decrease in asset impairments, a combined decrease of $6.0 million in general and administrative expenses, commissions and sales and marketing expenses and a 330 basis point increase in Home Gross Margins. These items partially were offset by the impact of closing 72 fewer homes. The decrease in loss before income taxes for the first nine months of 2008 primarily resulted from a $51.8 million decrease in asset impairments and a combined decrease of $16.9 million in general and administrative expenses, commissions and sales and marketing expenses. These items partially were offset by the impact of closing 202 fewer homes.

Income before income taxes in our Financial Services and Other segment was lower during the three and nine months ended September 30, 2008, primarily resulting from decreases in insurance revenue due to lower insurance premiums collected from our homebuilding subcontractors as a result of the decline in home construction levels. The Company also realized lower gains on sales of mortgage loans, as the dollar volumes of mortgage loan originations and mortgage loans sold declined in conjunction with building and closing fewer homes, which were offset partially by reductions in general and administrative expenses for our mortgage operations.

We experienced a loss before income taxes in our Corporate segment during the 2008 third quarter and first nine months primarily due to a decrease in Supervisory Fees (as defined below) charged to the Company’s other segments, and expensing $10.7 million of interest incurred during the 2008 third quarter on our senior notes that could not be capitalized. Also contributing to the decline in our (loss) / income before income taxes during the three and nine months ended September 30, 2008, was the impact of recording an $8.0 million gain on the sale of an aircraft during the 2007 third quarter.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. Accordingly, refer to explanations associated with home sales revenue and home cost of sales in Item 2, where we describe the changes in our home sales revenue and home cost of sales for the three and nine months ended September 30, 2008. The following tables set forth our Home Gross Margins by reportable segment.

	Three Months Ended September 30,		Change
	2008	2007
Homebuilding
West	17.8%	12.8%	5.0%
Mountain	11.1%	17.7%	-6.6%
East	13.0%	17.4%	-4.4%
Other Homebuilding	12.3%	9.0%	3.3%

Consolidated	15.3%	14.1%	1.2%

	Nine Months Ended September 30,		Change
	2008	2007
Homebuilding
West	14.6%	13.4%	1.2%
Mountain	7.7%	18.3%	-10.6%
East	13.1%	17.9%	-4.8%
Other Homebuilding	11.2%	10.8%	0.4%

Consolidated	12.7%	14.7%	-2.0%

In our West segment, Home Gross Margins for the three and nine months ended September 30, 2008 were impacted positively by adjustments of $3.2 million and $11.6 million to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments made during 2008 and a reduction of warranty reserves established with respect to construction defect claims for which the costs now are anticipated to be paid by third-party insurance carriers. These positive adjustments were offset by the impact of decreases in the base selling prices of our homes and increases in incentives offered to our homebuyers during the 2008 periods. Home Gross Margins in our Mountain and East segments were impacted negatively by significantly higher sales incentives offered to our homebuyers and higher construction costs as a percentage of home sales revenue.

Our Home Gross Margins also can be impacted materially by the deferral of “Operating Profits” (home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). As a result of the significant decrease during 2008 in the number of mortgage loan originations that were interest only or had the homebuyer providing less than a 5% initial investment, as well as a significant increase in the origination of government mortgage loans, the impact of deferring Operating Profits in accordance with SFAS 66 was not material to the results of operations during the three and nine months ended September 30, 2008. Home Gross Margins for the three months ended September 30, 2007 were impacted positively by recognizing $5.6 million in Operating Profits that had been deferred under SFAS 66 as of June 30, 2007, partially offset by a deferral of $0.7 million in Operating Profits at September 30, 2007 pursuant to SFAS 66. Home Gross Margins for the first nine months of 2007 were impacted positively by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 as of December 31, 2006, partially offset by our September 30, 2007 deferral of $0.7 million.

Additionally, we capitalize interest incurred on our senior notes and Homebuilding Line to our held-for-development homebuilding inventories during the period of active development and through the completion of construction. During the 2008 third quarter and first nine months, interest expense included in home cost of sales as a percent of home sales revenue increased to 2.9% and 3.9%, respectively, compared with 2.2% and 1.9% during the same periods in 2007, respectively. These increases resulted from the significant decline in our inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economy in the United States and abroad as well as homebuyers’ reluctance to purchase new homes based on concerns that the United States economy is or will soon be in a recession; (2) continued and/or increases in home foreclosure rates; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and continued high levels of cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) continued deterioration in the demand for new homes in our markets; (6) increased energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; and (9) other general risk factors. See “Forward-Looking Statements” below.

Home Sales Revenue.  The tables below summarize home sales revenue by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
West	$181,921	$385,139	$(203,218)	-53%
Mountain	71,589	138,051	(66,462)	-48%
East	51,855	72,209	(20,354)	-28%
Other Homebuilding	35,442	60,244	(24,802)	-41%

Total Homebuilding	340,807	655,643	(314,836)	-48%
Inter-company adjustments	(4,063)	(4,519)	456	-10%

Consolidated	$336,744	$651,124	$(314,380)	-48%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
West	$585,983	$1,269,329	$(683,346)	-54%
Mountain	226,759	408,943	(182,184)	-45%
East	160,488	204,117	(43,629)	-21%
Other Homebuilding	112,621	183,231	(70,610)	-39%

Total Homebuilding	1,085,851	2,065,620	(979,769)	-47%
Inter-company adjustments	(11,222)	(14,883)	3,661	-25%

Consolidated	$1,074,629	$2,050,737	$(976,108)	-48%

The decrease in home sales revenue in our West segment during the three and nine months ended September 30, 2008 primarily was due to closing 575 and 1,707 fewer homes, respectively, as well as significant decreases in the average selling prices for homes closed in each segment market for both 2008 periods. Home sales revenue in our Mountain segment decreased during the three and nine months ended September 30, 2008 due to closing 172 and 494 fewer homes, respectively, and significant decreases in the average selling prices of closed homes during the 2008 periods in Utah.

The decline in home sales revenue in our East segment during the 2008 third quarter and first nine months primarily resulted from lower average selling prices of closed homes in each segment market during both 2008 periods, as well as closing 28 and 48 fewer homes, respectively, during the 2008 periods. Home sales revenue in our Other Homebuilding segment decreased during the three and nine months ended September 30, 2008 primarily due to closing 72 and 202 fewer homes, respectively, and lower average selling prices for homes closed during both 2008 periods for each segment market.

Land Sales.  Land sales revenue was $15.9 million and $56.7 million during the three and nine months ended September 30, 2008, respectively, compared with $2.7 million and $12.2 million during the same periods in 2007. The land sales revenue during the 2008 third quarter and first nine months resulted from the sale and closing of approximately 550 lots and 1,650 lots, respectively, primarily in our West segment. Land sales revenue during the 2008 periods primarily resulted from our decisions that the best use of the assets was their sale as they generated significant taxable losses that should increase the tax refund we expect to receive in early 2009. Land sales revenue during the 2007 second quarter and first nine months primarily came from the sale of land in Utah, California and Arizona that no longer met our underwriting criteria in that market.

Other Revenue.  The tables below set forth the components of other revenue (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$6,185	$6,855	$(670)	-10%
Broker origination fees	325	1,561	(1,236)	-79%
Insurance revenue	1,635	4,153	(2,518)	-61%
Interest (expense) income, net	(1,460)	9,433	(10,893)	-115%
Title and other revenue	1,970	10,835	(8,865)	-82%

Total other revenue	$8,655	$32,837	$(24,182)	-74%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$16,176	$22,536	$(6,360)	-28%
Broker origination fees	1,550	4,996	(3,446)	-69%
Insurance revenue	6,508	13,839	(7,331)	-53%
Interest income, net	17,353	26,938	(9,585)	-36%
Title and other revenue	6,377	17,296	(10,919)	-63%

Total other revenue	$47,964	$85,605	$(37,641)	-44%

Other revenue was lower during the three and nine months ended September 30, 2008 primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer mortgage loans in connection with closing fewer homes during the 2008 periods; (2) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during the 2008 third quarter and first nine months; (3) title and other revenue, due to a decline in forfeited homebuyer deposits and the impact of recording an $8.0 million gain on the sale of an aircraft during the 2007 third quarter; and (4) interest income, net as a result of expensing $10.7 million of interest incurred during the 2008 third quarter on our senior notes that could not be capitalized.

Home Cost of Sales.  Home cost of sales primarily includes land and construction costs, capitalized interest, closing costs and reserves for warranty, and excludes commissions, amortization of deferred marketing costs and inventory impairments. The tables below set forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$149,596	$335,892	$(186,296)	-55%
Mountain	63,627	113,581	(49,954)	-44%
East	45,135	59,639	(14,504)	-24%
Other Homebuilding	31,072	54,809	(23,737)	-43%

Total Homebuilding	289,430	563,921	(274,491)	-49%
Inter-company adjustments	(4,063)	(4,519)	456	-10%

Consolidated	$285,367	$559,402	$(274,035)	-49%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$500,513	$1,099,052	$(598,539)	-54%
Mountain	209,226	333,928	(124,702)	-37%
East	139,396	167,672	(28,276)	-17%
Other Homebuilding	100,034	163,396	(63,362)	-39%

Total Homebuilding	949,169	1,764,048	(814,879)	-46%
Inter-company adjustments	(11,222)	(14,883)	3,661	-25%

Consolidated	$937,947	$1,749,165	$(811,218)	-46%

Home cost of sales decreased during the three and nine months ended September 30, 2008 in each of our homebuilding segments, primarily resulting from closing 43% and 41% fewer homes, respectively. The decrease was most notable in our West and Mountain segment, where we closed 575 and 172 fewer homes during the 2008 third quarter, respectively, and 1,707 and 494 fewer homes during the first nine months of 2008, respectively.

Home cost of sales per closed home decreased during the 2008 third quarter in our West segment primarily resulting from declines in land costs due to the significant inventory impairments recorded subsequent to September 30, 2007, partially offset by an increase in home construction costs per closed home due to changes in the size and style of homes being constructed. In our Mountain segment, home cost of sales per closed home increased during the three months ending September 30, 2008, primarily due to increases in home construction costs per closed home due to changes in the size and style of homes being constructed, partially offset by decreases in land costs per closed home due to the significant inventory impairments recorded subsequent to September 30, 2007. During the 2008 third quarter, home cost of sales per closed home decreased in our East and Other Homebuilding segments due in part to declines in land costs per closed home resulting from the significant inventory impairments recorded subsequent to September 30, 2007.

During the nine months ending September 30, 2008, home cost of sales per closed home was lower due to declines in land costs due to the significant inventory impairments recorded subsequent to September 30, 2007. In our Mountain segment, home cost of sales per closed home increased during the nine months ending September 30, 2008, primarily due to increases in home construction costs per closed home due to changes in the size and style of homes being constructed, partially offset by decreases in land costs per closed home due to the significant inventory impairments recorded subsequent to September 30, 2007. In our East segment, home cost of sales per closed home during the first nine moths of 2008 decreased due to lower land costs per closed home resulting from the significant inventory impairments recorded subsequent to September 30, 2007 and lower construction costs per closed home due to changes in the size and style of homes being constructed. During the nine months ending September 30, 2008, home cost of sales decreased primarily due to declines in land costs resulting from the significant inventory impairments recorded subsequent to September 30, 2007, partially offset by increases in higher home construction costs per unit due in part to changes in the size and style of homes being constructed in this segment.

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Change
	2008	2007
Land and Land Under Development (Held-for-Development)
West	$33,539	$149,517	$(115,978)
Mountain	20,467	5,055	15,412
East	8,490	10,658	(2,168)
Other Homebuilding	218	20,963	(20,745)

Subtotal	62,714	186,193	(123,479)

Land and Land Under Development (Held-for-Sale)
West	5,604	-	5,604
Mountain	-	-	-
East	520	-	520
Other Homebuilding	1,356	6,168	(4,812)

Subtotal	7,480	6,168	1,312

Housing Completed or Under Construction (Held-for-Development)
West	10,115	40,973	(30,858)
Mountain	4,728	1,875	2,853
East	3,541	5,579	(2,038)
Other Homebuilding	2,242	8,162	(5,920)

Subtotal	20,626	56,589	(35,963)

Intangible and Other Assets	4,568	-	4,568

Consolidated Asset Impairments	$95,388	$248,950	$(153,562)

	Nine Months Ended September 30,		Change
	2008	2007
Land and Land Under Development (Held-for-Development)
West	$72,303	$347,803	$(275,500)
Mountain	47,154	12,912	34,242
East	14,931	17,094	(2,163)
Other Homebuilding	2,340	38,946	(36,606)

Subtotal	136,728	416,755	(280,027)

Land and Land Under Development (Held-for-Sale)
West	20,330	-	20,330
Mountain	150	-	150
East	1,270	-	1,270
Other Homebuilding	5,024	13,576	(8,552)

Subtotal	26,774	13,576	13,198

Housing Completed or Under Construction (Held-for-Development)
West	43,288	97,321	(54,033)
Mountain	11,945	3,795	8,150
East	6,097	7,575	(1,478)
Other Homebuilding	4,876	12,400	(7,524)

Subtotal	66,206	121,091	(54,885)

Intangible and Other Assets	8,790	-	8,790

Consolidated Asset Impairments	$238,498	$551,422	$(312,924)

The impairments of our held-for-development inventories incurred during the three and nine months ended September 30, 2008, primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered as a result of: (1) lower home sales prices currently being offered by our competitors; (2) efforts to maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) continued high levels of foreclosures; (4) affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase. Additionally, during the 2008 third quarter, we increased the discount rates used in our estimated discounted cash flow assessments from a range of 10% to 18% to a range of 13% to 21% due to changes in market risks within the homebuilding and mortgage lending industries. The impairments of our held-for-development inventories were increased by $8.0 million as a result of the increase in our estimated discount rate.

The impairments of held-for-development inventories in the West and Mountain segments were significantly higher than impairments recorded in our other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, we generally experienced more significant reductions in our average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the West and Mountain segments comprised 36% and 37%, respectively, of our consolidated homebuilding inventories at September 30, 2008. We also believe that buyers of our homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in our Utah market, where the demand for new homes has decreased from its peak during 2006.

During the three and nine months ended September 30, 2008, we recorded impairments of $7.5 million and $26.8 million, respectively, on our held-for-sale inventory, primarily in the West segment. The 2008 third quarter impairments, which relate to approximately 450 lots in 8 subdivisions, primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land available for sale. Also contributing to these impairments were decisions that the best use of these assets was to sell them in their current condition despite their fair values being significantly below their current carrying value as the cash flows from the sale and related tax losses was greater than the cash flows from the construction and sale of homes on these lots.

The following table sets forth the inventory impairments that were recorded on a quarterly basis during 2008 and 2007, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for-Sale	Total Inventory Impairments
September 30, 2008	$83,340	$7,480	$90,820	$213,498	3,474	151
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
March 31, 2008	47,570	6,096	53,666	218,526	2,628	94
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
March 31, 2007	136,422	5,000	141,422	381,117	3,284	52

Marketing Expenses.  The following tables summarize our marketing expenses by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$11,263	$16,699	$(5,436)	-33%
Mountain	3,368	5,537	(2,169)	-39%
East	2,565	3,089	(524)	-17%
Other Homebuilding	1,601	3,369	(1,768)	-52%

Consolidated	$18,797	$28,694	$(9,897)	-34%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$36,415	$52,691	$(16,276)	-31%
Mountain	10,302	15,658	(5,356)	-34%
East	6,885	9,484	(2,599)	-27%
Other Homebuilding	4,748	9,311	(4,563)	-49%

Consolidated	$58,350	$87,144	$(28,794)	-33%

Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation-related expenses and other selling costs. The lower marketing expenses for each of our homebuilding segments primarily resulted from decreases of: (1) $5.4 million and $17.6 million in advertising expenses during the three and nine months ended September 30, 2008, respectively, as we continued to reduce our overall advertising costs in response to the decreased levels of home orders and closings, as well as having fewer active subdivisions during 2008; (2) $2.1 million and $6.4 million in sales office expenses during the 2008 third quarter and first nine months, respectively, in connection with having fewer model homes at September 30, 2008; and (3) $1.4 million and $3.2 million of amortization of deferred marketing costs as a result of closing fewer homes during the 2008 periods.

Commission Expenses.  The following tables summarize our commission expenses by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$6,287	$14,538	$(8,251)	-57%
Mountain	2,711	4,820	(2,109)	-44%
East	2,040	2,384	(344)	-14%
Other Homebuilding	1,259	2,158	(899)	-42%

Consolidated	$12,297	$23,900	$(11,603)	-49%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$21,173	$44,321	$(23,148)	-52%
Mountain	8,760	14,093	(5,333)	-38%
East	6,220	6,608	(388)	-6%
Other Homebuilding	4,236	6,508	(2,272)	-35%

Consolidated	$40,389	$71,530	$(31,141)	-44%

Commission expenses primarily include direct incremental commissions paid for closed homes. Commission expenses within all of our homebuilding segments decreased during the three and nine months ended September 30, 2008, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to the declines in the average selling price of closed homes and closing fewer homes.

General and Administrative Expenses.  The following tables summarize our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$14,310	$29,158	$(14,848)	-51%
Mountain	5,148	8,496	(3,348)	-39%
East	4,236	7,016	(2,780)	-40%
Other Homebuilding	4,546	7,891	(3,345)	-42%

Total Homebuilding	28,240	52,561	(24,321)	-46%
Financial Services and Other	6,131	9,635	(3,504)	-36%
Corporate	17,225	14,286	2,939	21%

Consolidated	$51,596	$76,482	$(24,886)	-33%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Homebuilding
West	$41,346	$97,726	$(56,380)	-58%
Mountain	17,553	28,654	(11,101)	-39%
East	13,756	23,432	(9,676)	-41%
Other Homebuilding	11,560	21,607	(10,047)	-46%

Total Homebuilding	84,215	171,419	(87,204)	-51%
Financial Services and Other	20,199	31,060	(10,861)	-35%
Corporate	45,862	44,750	1,112	2%

Consolidated	$150,276	$247,229	$(96,953)	-39%

General and administrative expenses for each of our homebuilding segments decreased during the three and nine months ended September 30, 2008. These reduced expenses resulted from various cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. We consolidated a number of our homebuilding divisions and reduced employee headcount as of September 2008 from September 2007 by 50%, 45%, 26% and 42% in our West, Mountain, East and Other Homebuilding segments, respectively. Through these efforts, we have reduced our homebuilding divisions to 11 as of September 30, 2008 from 17 at September 30, 2007, allowing us to consolidate office space in many of our markets.

The 2008 third quarter decrease in general and administrative expenses for the homebuilding segments was most notable within the West segment, primarily resulting from the following: (1) a $5.5 million decrease in employee compensation and other employee-related benefit costs, primarily due to lowering our headcount from September 30, 2007; (2) a $3.3 million decrease in inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; and (3) a $3.7 million decrease in office-related expenses and depreciation, primarily resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions.

General and administrative expenses were lower in the West segment during the nine months ended September 30, 2008 primarily due to the following: (1) a $21.0 million decrease in employee compensation and other employee-related benefit costs; (2) a $10.5 million decrease in Supervisory

Fees; (3) a $8.5 million decrease in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions; (4) a $6.5 million decrease in legal expenses as a result of resolving construction defect claims; (5) a $4.8 million decrease in other expenses primarily relating to benefits associated with reduction in warranty reserves that were established through general and administrative expenses during previous reporting periods; and (6) a $3.7 million decrease in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the first nine months of 2008.

In our Mountain segment, general and administrative expenses were lower during the 2008 third quarter, primarily resulting from decreases of $2.2 million in employee compensation and other employee-related benefit costs as a result of lowering our employee headcount from September 30, 2007, and $0.6 million in Supervisory Fees. The decline in general and administrative expenses during the first nine months of 2008 primarily resulted from decreases of: (1) $5.8 million in employee compensation and other employee-related benefit costs; (2) $2.3 million in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the first nine months of 2008; (3) $1.1 million in Supervisory Fees; and (4) $0.7 million in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions.

In our East segment, general and administrative expenses decreased during the three months ended September 30, 2008, primarily due to: (1) a decrease of $1.5 million in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the 2008 third quarter; and (2) a $0.5 million decrease in Supervisory Fees. During the first nine months of 2008, general and administrative expenses decreased primarily due to: (1) a $3.0 million decrease in employee compensation and other employee-related benefit costs; (2) a $2.2 million decrease in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the first nine months of 2008; (3) a $2.1 million decrease in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions; and (4) a $1.2 million decrease in Supervisory Fees.

In our Other Homebuilding segment, general and administrative expenses were lower during the third quarter of 2008 due to a $1.4 million decrease in employee compensation and other employee-related benefit costs attributable to lowering our headcount from September 30, 2007 and a $1.7 million decrease in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the first nine months of 2008. The decline in general and administrative expenses during the nine months ended September 30, 2008 was due in part to a $4.6 million decrease in employee compensation and other employee-related benefit costs, a $2.3 million decrease in write-offs of pre-acquisition costs and deposits as the number of lot option contracts that we elected not to exercise decreased during the first nine months of 2008 and a $1.3 million decrease in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses declined during the three months ended September 30, 2008, primarily due to a $1.4 million decrease in compensation-related costs, as we reduced our employee headcount for this segment by 41% from September 30, 2007 and a $1.0 million decrease in office-related expenses resulting from fewer office facilities being occupied. General and administrative expenses were lower during the first nine months of 2008 primarily resulting from the following decreases: (1) $5.8 million in compensation-related costs; (2) $1.8 million of losses associated with repurchased mortgage loans; and (3) $1.8 million in office-related expenses, as we reduced the number of office facilities we occupied since September 2007.

In our Corporate segment, general and administrative expenses increased during the 2008 third quarter, primarily resulting from lower Supervisory Fees received from our other segments of $4.8 million and a $1.9 million increase associated with execution of revised employment agreements for our Chief Executive Officer and Chief Operating Officer. These increases partially were offset by a decrease of $3.0 million in employee compensation and other employee-related benefit costs resulting from a 23% reduction in headcount in our Corporate segment from September 30, 2007. During the nine months ended September 30, 2008, general and administrative expenses increased in our Corporate segment primarily due to the following: (1) a decline of $14.1 million in Supervisory Fees received from our other segments; and (2) a $1.9 million increase associated with execution of revised employment agreements for our Chief Executive Officer and Chief Operating Officer. These items partially were offset by the following decreases: (1) $8.6 million in employee compensation and other employee-related benefit costs; (2) $2.4 million in travel-related and entertainment expenses; and (3) $2.4 million in office-related and depreciation expenses.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, our overall effective income tax rates were -0.9% and 1.4% for the three and nine months ended September 30, 2008, respectively, and 38.2% and 37.1% during the same periods in 2007. The decreases in the effective tax rates for the 2008 third quarter and first nine months, compared with the same periods during 2007, resulted primarily from increases of $61.1 million and $115.1 million in the deferred tax asset valuation allowance during the three and nine months ending September 30, 2008, respectively, due to changes in the amounts that are estimated to be realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Orders For Homes, net (units)
Arizona	216	385	(169)	-44%	792	1,750	(958)	-55%
California	87	152	(65)	-43%	394	849	(455)	-54%
Nevada	111	239	(128)	-54%	487	984	(497)	-51%

West	414	776	(362)	-47%	1,673	3,583	(1,910)	-53%

Colorado	105	153	(48)	-31%	385	677	(292)	-43%
Utah	17	41	(24)	-59%	105	390	(285)	-73%

Mountain	122	194	(72)	-37%	490	1,067	(577)	-54%

Maryland	25	36	(11)	-31%	112	227	(115)	-51%
Virginia	40	81	(41)	-51%	152	275	(123)	-45%

East	65	117	(52)	-44%	264	502	(238)	-47%

Delaware Valley	20	23	(3)	-13%	56	104	(48)	-46%
Florida	33	81	(48)	-59%	215	377	(162)	-43%
Illinois	13	37	(24)	-65%	26	109	(83)	-76%
Texas	-	-	-	N/A	-	14	(14)	N/A

Other Homebuilding	66	141	(75)	-53%	297	604	(307)	-51%

Total	667	1,228	(561)	-46%	2,724	5,756	(3,032)	-53%

Estimated Value of Orders for Homes, net	$182,000	$365,000	$(183,000)	-50%	$786,000	$1,920,000	$(1,134,000)	-59%
Estimated Average Selling Price of Orders for Homes, net	$272.9	$297.2	$(24.3)	-8%	$288.5	$333.6	$(45.1)	-14%
Cancellation Rate	46%	57%	-11%		43%	44%	-1%

Orders for Homes.  Each of our homebuilding segments experienced declines in net home orders during the three and nine months ended September 30, 2008 and most notably within the West segment, where most of our homebuilding activity has been concentrated. Net home orders during the 2008 periods for each of our markets were impacted adversely by the on-going and increased uncertainty in the overall United States and global economy. This and other factors which have impacted adversely our home orders in each market of our homebuilding segments have been described in the Executive Summary section of Item 2. Our net home orders during the third quarter and first nine months of 2008 also were impacted negatively by our decision not to offer down payment assistance programs to our prospective homebuyers. Additionally, net home orders in our Mountain segment declined significantly, particularly in our Utah market, where the demand for new homes has decreased significantly over the last several quarters from its peak during 2006. Also contributing to the decrease during the 2008 third quarter and first nine months was the impact of a 27% decline in the number of our active subdivisions from September 30, 2007, which was particularly significant in the markets of our Other Homebuilding, West and East segments, where our active subdivisions decreased by 53%, 37% and 24%, respectively, from September 30, 2007.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. Our consolidated Cancellation Rate during the 2008 third quarter decreased 11% compared with the same period during 2007 and most notably in our West and Mountain segments where the Cancellation Rate decreased 31% and 12%, respectively. The consolidated Cancellation Rate during the nine months ended September 30, 2008, remained fairly consistent with the same period during 2007.

In our Mountain segment, the Cancellation Rates during the three and nine months ended September 30, 2008 were 53% and 49%, respectively, higher than our consolidated Cancellation Rates for both periods, primarily due to our Utah market where homebuyers have had increasing difficulty qualifying for available mortgage loan products and the impact of significant deterioration in demand for new home sales in that market. In our West segment, the Cancellation Rates were 40% during the 2008 third quarter and first nine months. These rates were lower than the consolidated Cancellation Rates during both periods primarily due to a decrease in the number of contingent home orders received, the impact of selling and closing a higher mix of speculative homes and the impact of mortgage loan origination requirements that were significantly tightened during the 2007 third quarter and first nine months.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Arizona	307	700	(393)	-56%	1,038	1,997	(959)	-48%
California	155	237	(82)	-35%	472	831	(359)	-43%
Nevada	210	310	(100)	-32%	639	1,028	(389)	-38%

West	672	1,247	(575)	-46%	2,149	3,856	(1,707)	-44%

Colorado	155	219	(64)	-29%	443	583	(140)	-24%
Utah	54	162	(108)	-67%	214	568	(354)	-62%

Mountain	209	381	(172)	-45%	657	1,151	(494)	-43%

Maryland	55	71	(16)	-23%	150	181	(31)	-17%
Virginia	60	72	(12)	-17%	199	216	(17)	-8%

East	115	143	(28)	-20%	349	397	(48)	-12%

Delaware Valley	24	35	(11)	-31%	75	116	(41)	-35%
Florida	70	115	(45)	-39%	254	381	(127)	-33%
Illinois	26	41	(15)	-37%	60	68	(8)	-12%
Texas	-	1	(1)	N/A	-	26	(26)	N/A

Other Homebuilding	120	192	(72)	-38%	389	591	(202)	-34%

Total	1,116	1,963	(847)	-43%	3,544	5,995	(2,451)	-41%

Our home closings were down during the three and nine months ended September 30, 2008 for each market within our homebuilding segments, most notably within the West and Mountain segments where our homebuilding activity has been concentrated. Additionally, in our Utah market of the Mountain segment, home closings were down during the three and nine months ended September 30, 2008 as this market has experienced a greater decline in demand for new homes from its peak during 2006. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 2.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	September 30, 2008	December 31, 2007	September 30, 2007	December 31, 2006
Backlog (units)
Arizona	346	592	1,257	1,504
California	125	203	445	427
Nevada	155	307	271	315

West	626	1,102	1,973	2,246

Colorado	155	213	347	253
Utah	69	178	287	465

Mountain	224	391	634	718

Maryland	88	126	233	187
Virginia	53	100	195	136

East	141	226	428	323

Delaware Valley	38	57	107	119
Florida	86	125	193	197
Illinois	12	46	64	23
Texas	-	-	-	12

Other Homebuilding	136	228	364	351

Total	1,127	1,947	3,399	3,638

Backlog Estimated Sales Value	$364,000	$650,000	$1,210,000	$1,300,000

Estimated Average Selling Price of Homes in Backlog	$323.0	$333.8	$356.0	$357.3

We define “Backlog” as homes under contract but not yet delivered. As further outlined in the Executive Summary section of this Item 2, our September 30, 2008 Backlog was down from December 31, 2007 and September 30, 2007 for each market within our homebuilding segments, primarily resulting from an overall deterioration in demand for new homes as potential homebuyers have been hesitant in making new home purchases during this downcycle in the homebuilding industry and the impact on our net home orders by not offering down payment assistance programs, which many of our competitors have offered. The decrease in Backlog estimated sales value at September 30, 2008, compared with December 31, 2007 and September 30, 2007, primarily was due to the 42% and 67% decreases, respectively, in the number of homes in Backlog.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	September 30, 2008	December 31, 2007	September 30, 2007
Arizona	52	66	67
California	17	41	41
Nevada	25	39	41

West	94	146	149

Colorado	49	47	52
Utah	24	23	25

Mountain	73	70	77

Maryland	12	15	16
Virginia	16	18	21

East	28	33	37

Delaware Valley	2	4	4
Florida	12	20	23
Illinois	2	5	7

Other Homebuilding	16	29	34

Total	211	278	297

Average for quarter ended	220	287	303

Active subdivisions decreased in most markets of our homebuilding segments during the nine months ended September 30, 2008, primarily due to our on-going efforts to manage our cash outflows through, among other things, limiting our purchase of new lots in each of our homebuilding segments during this current homebuilding downcycle.

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Arizona	$206.2	$247.9	$(41.7)	-17%	$220.2	$254.4	$(34.2)	-13%
California	435.5	492.4	(56.9)	-12%	422.4	524.7	(102.3)	-19%
Colorado	346.4	357.7	(11.3)	-3%	348.6	345.5	3.1	1%
Delaware Valley	395.5	417.2	(21.7)	-5%	409.3	452.7	(43.4)	-10%
Florida	240.1	253.8	(13.7)	-5%	240.4	265.2	(24.8)	-9%
Illinois	351.7	396.1	(44.4)	-11%	347.8	381.7	(33.9)	-9%
Maryland	442.0	521.4	(79.4)	-15%	459.3	521.3	(62.0)	-12%
Nevada	243.3	294.2	(50.9)	-17%	246.2	301.5	(55.3)	-18%
Texas	-	110.0	N/A	N/A	-	129.6	N/A	N/A
Utah	331.4	363.3	(31.9)	-9%	336.4	359.8	(23.4)	-7%
Virginia	458.5	484.1	(25.6)	-5%	459.5	491.4	(31.9)	-6%
Company average	$301.7	$331.7	$(30.0)	-9%	$303.2	$342.1	$(38.9)	-11%

The average selling price of homes closed during the three and nine months ended September 30, 2008 decreased in most of our markets, primarily resulting from increased levels of incentives and reduced sales prices in response to lower demand for new homes, increased levels of competition, increased foreclosure rates and new home affordability issues resulting from the overall tightening of mortgage loan origination requirements. We experienced an increase in average selling price in our Colorado market during the first nine months of 2008, primarily related to changes in the size and style of our single-family detached homes that were closed during this period.

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

	September 30, 2008	December 31, 2007	September 30, 2007
Arizona	$26,294	$96,631	$141,745
California	712	35,305	89,092
Nevada	28,488	94,685	136,343

West	55,494	226,621	367,180

Colorado	101,513	131,962	165,144
Utah	32,650	74,021	77,850

Mountain	134,163	205,983	242,994

Maryland	13,564	33,339	36,780
Virginia	32,465	53,779	67,520

East	46,029	87,118	104,300

Delaware Valley	9,780	13,232	9,516
Florida	4,711	12,548	21,400
Illinois	4,183	8,834	9,338

Other Homebuilding	18,674	34,614	40,254

Total	$254,360	$554,336	$754,728

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	September 30, 2008	December 31, 2007	September 30, 2007
Arizona	$87,416	$169,394	$275,795
California	96,547	221,571	327,151
Nevada	50,193	76,695	106,600

West	234,156	467,660	709,546

Colorado	122,794	143,108	170,688
Utah	39,351	73,118	93,375

Mountain	162,145	216,226	264,063

Maryland	36,837	63,089	83,717
Virginia	52,961	71,277	94,159

East	89,798	134,366	177,876

Delaware Valley	17,503	27,987	39,602
Florida	26,826	35,569	50,408
Illinois	11,438	20,413	25,983

Other Homebuilding	55,767	83,969	115,993

Total	$541,866	$902,221	$1,267,478

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	September 30, 2008	December 31, 2007	September 30, 2007
Lots Owned
Arizona	1,612	2,969	3,962
California	873	1,491	1,867
Nevada	934	1,549	1,879

West	3,419	6,009	7,708

Colorado	2,638	2,992	2,904
Utah	731	863	900

Mountain	3,369	3,855	3,804

Maryland	192	302	307
Virginia	256	369	417

East	448	671	724

Delaware Valley	117	151	141
Florida	254	638	849
Illinois	155	191	201

Other Homebuilding	526	980	1,191

Total	7,762	11,515	13,427

Lots Controlled Under Option
Arizona	431	512	388
California	149	157	157
Nevada	101	4	4

West	681	673	549

Colorado	183	262	258
Utah	-	-	-

Mountain	183	262	258

Maryland	349	558	605
Virginia	1,050	1,311	1,769

East	1,399	1,869	2,374

Delaware Valley	82	327	315
Florida	407	484	497
Illinois	-	-	-

Other Homebuilding	489	811	812

Total	2,752	3,615	3,993

Total Lots Owned and Controlled (excluding homes completed or under construction)	10,514	15,130	17,420

Our total number of lots owned at September 30, 2008 (excluding homes completed or under construction) decreased 33% from December 31, 2007, primarily due to: (1) the transfer of lots from land to homes completed or under construction; (2) the sale of more than 1,600 lots, primarily in our West segment; and (3) our continued efforts to limit the number of land acquisitions. As a result, coupled with the additional 2008 impairments recorded on our land and land under development, we reduced our land and land under development by $300.0 million since December 31, 2007. Additionally, we continued to evaluate the terms of our lot option contracts. As a result, we reduced our total lots under option by 24% from December 31, 2007 primarily by terminating lot option contracts with terms that no longer met our underwriting criteria.

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	September 30, 2008	December 31, 2007	September 30, 2007
Unsold Home Under Construction - Final	364	515	493
Unsold Home Under Construction - Frame	495	656	862
Unsold Home Under Construction - Foundation	123	229	196

Total Unsold Homes Under Construction	982	1,400	1,551
Sold Homes Under Construction	852	1,350	2,791
Model Homes	428	730	758

Homes Completed or Under Construction	2,262	3,480	5,100

The table below shows the amount of non-refundable option deposits (in thousands).
	September 30, 2008	December 31, 2007	September 30, 2007
Non-refundable Option Deposits
Cash	$5,004	$6,292	$8,093
Letters of Credit	4,913	6,547	8,287

Total Non-refundable Option Deposits	$9,917	$12,839	$16,380

Other Operating Results

HomeAmerican Operating Activities.  The following tables set forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total MDC home closings.

	Three Months Ended September 30,		Change
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$198,780	$286,192	$(87,412)	-31%
Principal amount of mortgage loans brokered	$34,977	$118,580	$(83,603)	-71%
Capture Rate	71%	54%	17%
Including brokered loans	82%	73%	9%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	86%	11%
Adjustable rate - interest only	0%	11%	-11%
Adjustable rate - other	3%	3%	0%

Prime loans (1)	46%	86%	-40%
Alt A loans (2)	0%	0%	0%
Government loans (3)	54%	14%	40%
Sub-prime loans (4)	0%	0%	0%

	Nine Months Ended September 30,		Change
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$576,565	$930,769	$(354,204)	-38%
Principal amount of mortgage loans brokered	$141,147	$364,813	$(223,666)	-61%
Capture Rate	65%	55%	10%
Including brokered loans	78%	74%	4%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	78%	19%
Adjustable rate - interest only	1%	20%	-19%
Adjustable rate - other	2%	2%	0%

Prime loans	51%	77%	-26%
Alt A loans	0%	14%	-14%
Government loans	49%	9%	40%
Sub-prime loans	0%	0%	0%

(1)

Prime loans are generally defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.

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

The principal amount of mortgage loans originated and brokered decreased during the three and nine months ended September 30, 2008, primarily resulting from originating and selling fewer loans due to our homebuilding segments closing fewer homes during the 2008 periods, partially offset by an increase in the Capture Rate during the 2008 periods.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased significantly during the 2008 third quarter and first nine months, due in part to: (1) a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers; and (2) a reduced demand by third-party purchasers for non-conforming mortgage loans. In response to reduced liquidity in the mortgage lending industry, we have tightened our mortgage loan underwriting criteria by: (1) not originating Alt-A second mortgage loans and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market values of homes have been declining. As a result, during the three and nine months ended September 30, 2008, HomeAmerican originated fewer high loan-to-value mortgage loans and loans with related second mortgages and did not originate sub-prime and Alt-A mortgage loan products.

Additionally, during the 2008 third quarter, for mortgage loan originations where the homebuyer has not provided at least a 20% down payment, the Company experienced a significant shift from the origination of prime loans to government loans. This shift primarily resulted from premiums for FHA mortgage loans being less expensive than mortgage insurance associated with prime loans.

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

Interest Activity.  We capitalize interest on our senior notes and Homebuilding Line during the period of active development and through the completion of construction of our homebuilding inventories in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). We capitalized all interest incurred during the three and nine months ended September 30, 2007. As a result of the significant decrease in inventory levels during 2008 that are actively being developed, we incurred $10.7 million of interest during the 2008 third quarter that could not be capitalized in accordance with SFAS 34. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Line (as defined below) is included in interest income, net, which is a component of other revenue in the Consolidated Statements of Operations.

During the 2008 third quarter and first nine months, interest expense included in home cost of sales as a percent of home sales revenue increased to 2.9% and 3.9%, respectively, compared with 2.2% and 1.9% during the same periods in 2007, respectively. These increases resulted from the significant decline in our inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our substantial balances of cash and cash equivalents, short-term investments and capital resources, is currently being generated internally through cash flows from operations and from external sources, primarily our senior notes and lines of credit. Additionally, we had an existing effective shelf registration statement that was set to expire on December 1, 2008, which allowed us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program. On October 30, 2008, we filed a Form S-3 with the SEC, thereby renewing our effective shelf registration statement and continuing to allow us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

In response to the difficult conditions outlined in the Executive Summary section of this Item 2, we remained focused on our balance sheet and cash flow as evidenced by our generation of $428.3 million in cash from operations during the first nine months of 2008, which contributed to our September 30, 2008 cash and cash equivalent balances increasing to $1.2 billion from $1.0 billion at December 31, 2007.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) current financing, primarily our mortgage lending line of credit (the “Mortgage Line”). While we continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Line, because of our current substantial balance of cash and cash equivalents and short-term investments, we believe that our current capital resources are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A “Risk Factors Relating to our Business.” See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Homebuilding.  Our Homebuilding Line is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. Our Homebuilding Line has an aggregate commitment amount of $1.25 billion and a maturity date of March 21, 2011. The facility’s provision for letters of credit is available in the aggregate amount of $500 million. The facility permits an increase in the maximum commitment amount to $1.75 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates on outstanding borrowings are determined by reference to a chosen London Interbank Offered Rate (“LIBOR”), with a spread from LIBOR, which is determined based on changes in our credit ratings and leverage ratio, or to an alternate base rate. At September 30, 2008, we did not have any borrowings on our Homebuilding Line and had $27.6 million in letters of credit issued, which reduced the amount available to be borrowed under the Homebuilding Line.

Mortgage Lending.  On May 23, 2008, we entered into a Second Amendment (the “Amendment”) on our Mortgage Line dated September 5, 2006, with U.S. Bank National Association and the other banks that are signatories thereto. The Amendment provided for the withdrawal of one participating bank and reduced the aggregate commitment level of the facility. Our Mortgage Line now has a borrowing limit of $100 million with terms that allow for increases in the borrowing limit to an aggregate maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line are collateralized by mortgage loans and mortgage-backed securities and are limited to the value of eligible collateral, as defined. At September 30, 2008 and December 31, 2007, $30.5 million and $70.1 million were borrowed, respectively, and an additional $23.1 million and $23.7 million were collateralized and available to be borrowed. The Mortgage Line is cancelable upon 120 days notice.

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

The financial covenants contained in the Homebuilding Line agreement include a leverage test. Under this test, our leverage ratio (as defined in the Homebuilding Line agreement) is not permitted to exceed 55% (subject to reduction in certain circumstances as outlined in the Homebuilding Line agreement). A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. As part of the leverage test, we are required to maintain a minimum interest coverage ratio, as defined, of 2.0 to 1.0. The failure to maintain the minimum interest coverage ratio does not constitute a breach of covenant or default under the Homebuilding Line. When this ratio is not maintained for at least two consecutive quarters, it results in a scheduled reduction in our maximum permitted leverage ratio for that quarter and each additional consecutive quarter that we do not maintain this ratio, which could reduce our capacity to borrow under the Homebuilding Line. However, our maximum permitted leverage ratio also can increase on a scheduled basis if we subsequently raise our interest coverage ratio back to 2.0 to 1.0, which could increase our capacity to borrow under the Homebuilding Line.

At September 30, 2008, and for the third consecutive quarter, we did not maintain this minimum interest coverage ratio. Accordingly, our maximum permitted leverage ratio has been reduced from 50% as of June 30, 2008 to 47.5% at September 30, 2008. This result, together with the decline in our consolidated stockholders’ equity, has resulted in a current reduction in our capacity to borrow under the Homebuilding Line from $1.25 billion to $526 million. For each additional consecutive quarter that we do not maintain the minimum interest coverage ratio of 2.0 to 1.0, our maximum permitted leverage ratio would decrease by an additional 250 basis points, which could decrease further our capacity to borrow under the Homebuilding Line. However, at such future time as our interest coverage ratio equals or exceeds 2.0 to 1.0, the maximum permitted leverage ratio would increase on a scheduled basis, which could increase our capacity to borrow under the Homebuilding Line. See “Forward-Looking Statements” below.

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

MDC Common Stock Repurchase Program

At September 30, 2008, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2008 and 2007.

Consolidated Cash Flow

During the first nine months of 2008, we generated $428.3 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $426.1 million through the sale of homes and land as well as through continuing to execute a strategy of limiting our new land purchases; and (2) decreasing our mortgage loans held-for-sale by $39.2 million as we sold more mortgage loans than were originated during the first nine months of 2008. Also contributing to the cash flows from operating activities was $142.1 million of income before non-cash charges of $433.6 million. Our non-cash charges primarily relate to: (1) asset impairments; (2) a valuation allowance on our deferred tax assets; (3) deferred income taxes; (4) depreciation and amortization; (5) losses on sales of assets; (6) write-offs of land option deposits and pre-acquisition costs; and (7) stock-based compensation expense. These cash increases partially were offset by an $81.3 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses. Also reducing our cash provided by operating activities was the $62.3 million increase in our income tax receivable, net, primarily resulting from our anticipated 2008 net operating loss carryback, partially offset by receipt in January 2008 of our 2007 net operating loss carryback. Additionally, we made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million, which contributed to the $43.2 million of cash used from prepaid expenses and other assets, net. The deposit related to the IRS examination of our 2004 and 2005 federal income tax returns and was made to limit the interest charge on any potential audit adjustments.

During the first nine months of 2007, we generated $335.6 million in cash from operating activities, primarily resulting from a reduction of $217.1 million in mortgage loans held-for-sale and home sales and other receivables from December 31, 2006. The decline in mortgage loans held-for-sale primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 third quarter, and the strategy of selling a majority of all Non-Agency mortgage loans more quickly after the closing of the home. Additionally, we generated $180.2 million in cash from a reduction in homebuilding inventories as we implemented additional operating procedures intended to more closely control cash outflows associated with land purchases, land development and home construction costs, and tighter processes for approving new home starts. Offsetting these cash proceeds was the use of $91.1 million to reduce accounts payable and accrued liabilities, primarily related to the payment of employee bonuses and homebuilding construction payables. Additionally, we used $44.7 million in cash to reduce income taxes payable, primarily in connection with paying our 2006 tax obligations, and to establish an income taxes receivable balance as a result of our anticipated 2007 net operating loss carryback.

During the first nine months of 2008, we used $210.3 million relating to investing activities, primarily due to the purchase of $94.8 million of short-term investments. These investments were made seeking greater returns on certain securities whose original maturities to the Company were longer than three months. Additionally, we had $115.1 million of unsettled trades with The Reserve Primary Fund and The Reserve U.S. Government Fund which have been classified as a use of cash in investing activities in our Consolidated Statements of Cash Flows.

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

During the nine months ended September 30, 2008, we used $61.9 million in cash from financing activities. We used $39.6 million to pay down the Mortgage Line and $34.7 million to pay dividends, partially offset by cash proceeds of $10.6 million from the exercise of stock options.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2008, we had non-refundable deposits of $5.0 million in the form of cash and $4.9 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At September 30, 2008, the total purchase price for lots under option and total capitalized pre-acquisition costs were $309 million and $1.1 million, respectively.

At September 30, 2008, we had outstanding performance bonds and letters of credit totaling approximately $185.7 million and $39.9 million, respectively, including $10.3 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We estimate that the costs to complete under our outstanding performance bonds and letters of credit is approximately $25 million and we expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

Real estate and residential housing prices are affected by a number of factors, including but not limited to uncertainty by potential homebuyers in the stability of the United States and global economy, inflation or deflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Uncertainty in the stability of the United States and global economy and significant volatility in the banking system and financial markets can, and has, caused potential homebuyers to refrain from committing to make significant purchases, including the purchase of new homes. In the event the volatility in the banking system and financial markets continues to remain high and the United States economy does not stabilize in the near term, our ability to sell new homes to potential homebuyers can be impacted negatively.

Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. Also, deflation can cause the market value of our land and constructed homes to decline which could negatively impact our results of operations. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have had a significant negative impact on our Home Gross Margins and results from operations. Additionally, through September 30, 2008 we saw significant increases in energy costs, as well as other inflationary pressures, all contributing to an overall weaker economic environment. Because we are primarily a suburban residential builder, if we continue to experience increased energy costs and/or on-going inflationary pressures, demand for our homes could be impacted adversely and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2008.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

M.D.C. HOLDINGS, INC.

FORM 10-Q

PART II

Item 1.	Legal Proceedings

Because of the nature of the homebuilding business, the Company and certain of its subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including moisture intrusion and related mold claims and product liability claims. In the opinion of management, the outcome of these matters will not have a material adverse effect upon the financial condition, results of operations or cash flows of the Company. See “Forward-Looking Statements” above.

On September 16, 2008, MDC delivered a timely redemption request to The Reserve Funds (the “Reserve”) to redeem $24.955 million from the Reserve’s Primary money market fund (the “Primary Fund”). The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. Then, on September 17, 2008, MDC delivered a timely redemption request to the Reserve to redeem $90.180 million from the Reserve’s Government money market fund (the “Government Fund”). Despite representations by the Reserve that each redemption would be paid the same day as the redemption request, the Reserve did not do so and continued to fail to pay the redemption amounts to MDC. Accordingly, on September 19, 2008, MDC filed suit against the Reserve in the United States District Court for the Southern District of New York in an action entitled M.D.C. Holdings, Inc. v. The Reserve Funds, et al., Civil Action No. 08-cv-8141. MDC filed this action to enforce its redemptions from the Primary Fund and the Government Fund and to recover damages caused by the Reserve’s failure to pay the redemption amounts.

On September 22, 2008, the Reserve filed an application with the SEC to extend the time within which it was required to satisfy redemption requests regarding the Primary Fund and the Government Fund. On September 22, 2008, the SEC issued an order approving the request. The Reserve subsequently announced that distributions were subject to the supervision of the SEC. As of the date hereof, MDC has not received payment of the redemption amounts. Accordingly, MDC intends to maintain the litigation to collect its funds from the Primary Fund and the Government Fund.

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

The homebuilding and mortgage lending industries continue to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the three and nine months ended September 30, 2008. Unprecedented levels of national and international concern over instability in the credit markets has exacerbated the decline in demand for new homes. The conditions experienced during 2008 include, among other things: significant concerns over the impact of higher-risk mortgage loan products on the banking system and financial markets; reduced availability of mortgage loan financing; reduced consumer confidence; fluctuating energy costs; the absence of home price stability; and a continued declines in the value of new homes.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further and recession concerns continue or increase, we could continue to experience declines in the market value and demand for our homes, which could have a significant negative impact on our Home Gross Margins and financial and operational results. Additionally, if energy costs should increase, demand for our homes could be adversely impacted because we are primarily a suburban residential builder, and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

The Company did not repurchase any shares during the third quarter of 2008. Additionally, there were no sales of unregistered equity securities during the third quarter of 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 27, 2008, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 26, 2008 to shareowners of record on November 12, 2008.

Item 6.	Exhibits

10.1	Employment offer letter by the Company to Christopher M. Anderson, dated June 13, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed July 31, 2008) *

10.2	Change in Control and Separation Agreement between the Company and Christopher M. Anderson, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q filed July 31, 2008). *

10.3	Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed July 31, 2008). *

10.4	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.5	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.6	M.D.C. Holdings, Inc. 401(k) Savings Plan, Amended and Restated effective January 1, 2008, executed October 29, 2008.

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2008	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Christopher M. Anderson
Christopher M. Anderson,
Senior Vice President, Chief Financial Officer and Principal Accounting Officer