Form 10-K
period 2008-12-31
MDC HOLDINGS INC
filed 2009-02-10
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.4 billion based on the closing sales price of $39.06 per share as reported on the New York Stock Exchange.

As of December 31, 2008, the number of shares outstanding of Registrant’s common stock was 46,666,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2009 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida, Delaware Valley, which includes Pennsylvania, Delaware and New Jersey, Illinois and Texas, although we began to exit the Illinois market during the 2008 third quarter and we completed our exit of the Texas market during 2007).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily many of our homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

(b)	Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2008 Annual Report on Form 10-K, Annual Report to Shareholders, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office at (720) 773-1100; writing to M.D.C. Holdings, Inc., Investor Relations, 4350 South Monaco Street, Suite 400, Denver, Colorado 80237; or accessing our website at www.richmondamerican.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.richmondamerican.com, select “Investors,” “Financial Reports” and “SEC Filings.” Our website also includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Nominating and Corporate Governance Committees. These materials may be obtained, free of charge, at our website, http://ir.richmondamerican.com (select “Corporate Governance”).

(c)	Financial Information About Industry Segments

Note 4 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2008, 2007 and 2006.

(d)	Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. We build and sell primarily single-family detached homes, that are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for land development and home construction. The base selling prices for our homes closed during 2008 ranged primarily from approximately $175,000 to $500,000. We build a variety of home styles in each of our markets, targeting generally first-time and first-time move-up homebuyers. Also, we build a limited number of homes for the second-time move-up and luxury homebuyers.

Our financial services include subsidiary businesses which primarily provide mortgage financing, title insurance and homeowner insurance for our homebuyers.

Homebuilding Operations.

Our homebuilding subsidiaries sell and close homes in geographically diverse markets. Our home sales revenue for the years ended December 31, 2008, 2007 and 2006 is set forth in the table below for each market within our homebuilding segments (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2008	2007	2006	2008	2007	2006
Arizona	$284,279	$702,418	$980,409	21%	26%	21%
California	253,400	588,562	998,471	19%	21%	21%
Nevada	193,640	385,751	872,970	14%	14%	19%

West	731,319	1,676,731	2,851,850	54%	61%	61%

Colorado	202,882	284,419	450,392	15%	10%	10%
Utah	89,500	255,273	277,743	6%	9%	6%

Mountain	292,382	539,692	728,135	21%	19%	16%

Maryland	89,504	149,917	246,492	7%	6%	5%
Virginia	116,867	167,194	378,373	9%	6%	8%

East	206,371	317,111	624,865	16%	12%	13%

Delaware Valley	36,986	80,057	80,966	2%	3%	2%
Florida	80,132	129,880	262,209	6%	5%	6%
Illinois	25,742	39,126	63,925	2%	1%	1%
Texas	-	3,369	65,560	0%	0%	1%

Other Homebuilding	142,860	252,432	472,660	10%	9%	10%

Intercompany adjustments	(14,784)	(19,985)	(26,954)	-1%	-1%	0%

Total	$1,358,148	$2,765,981	$4,650,556	100%	100%	100%

Economies of Scale.  We believe that, notwithstanding the substantial reduction in the size of our homebuilding business, our scale of operations has afforded us benefits such as:

•	the ability to sustain operations in most of our markets (although we may choose not to do so);
•	the ability to negotiate volume contracts with material suppliers and subcontractors;
•	access to affordable insurance coverage; and
•	access to lower cost capital.

Operating Divisions.  In our homebuilding segments, our primary functions include land acquisition and development, home construction purchasing, sales and marketing, and customer service. Operating decisions are made on a subdivision-by-subdivision basis under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Generally, each operating division consists of a division president; land procurement, sales, construction, customer service, finance, purchasing, and office staff. The Company’s organizational structure, (i.e. the grouping and reporting of subdivisions and divisions), changes based upon the current needs of the Company. At December 31, 2008 and 2007, we had 10 and 12 homebuilding operating divisions, respectively. Officers of our divisions generally receive performance-related bonuses based upon achieving targeted financial and operational results in their respective operating divisions.

Corporate Management.  We manage our homebuilding business primarily through members of senior management in our Corporate segment and our Asset Management Committee (“AMC”). Our

AMC is comprised of the COO and two of the Company’s corporate officers or employees. The AMC reviews and approves all subdivision acquisition transactions in accordance with land resource allocation decisions made by the CODMs. Land acquisition transactions may not proceed without approval by the AMC and/or our CODMs. Generally, the role of our senior management team and/or AMC includes:

•	review and approval of division business plans and budgets;
•	oversight of land and home inventory levels; and
•	review of major personnel decisions.

Additionally, our corporate executives and corporate and national departments generally are responsible for establishing and monitoring compliance with our policies and procedures. Among other things, the corporate office has primary responsibility for:

•	asset management and capital allocation;
•	treasury;
•	risk management;
•	merchandising and marketing;
•	purchasing;
•	accounting and internal audit functions;
•	legal matters;
•	human resources and payroll;
•	information technology; and
•	training and development.

Housing.  Generally, we build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. Within each series, we build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon different costs (e.g. land acquisition costs), homebuyer demand, home prices offered by our competitors, market conditions impacting our sub-markets such as home foreclosure levels, location, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, the area’s demographics and, in certain cases, the requirements of major land sellers and local municipalities.

We seek to maintain limited levels of inventories of unsold homes in our markets. Unsold homes in various stages of completion allow us to meet the immediate and near-term demands of prospective homebuyers. In our efforts to mitigate the risk of carrying excess inventory, we have developed procedures through which we attempt to control the number of our unsold homes under construction and the number of homes in inventory due to home order cancellations. The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	December 31, 2008	December 31, 2007	December 31, 2006
Unsold Homes Under Construction - Final	451	515	476
Unsold Homes Under Construction - Frame	329	656	573
Unsold Homes Under Construction - Foundation	41	229	400

Total Unsold Homes Under Construction	821	1,400	1,449
Sold Homes Under Construction	409	1,350	2,430
Model Homes	387	730	757

Homes Completed or Under Construction	1,617	3,480	4,636

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

In our option contracts, we generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we may be required to forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. During the years ended December 31, 2008, 2007 and 2006, we wrote-off lot option deposits and pre-acquisition costs of $6.7 million, $23.4 million and $29.7 million, respectively, which have been included in general and administrative expense in the Consolidated Statements of Operations. At December 31, 2008, we had the right to acquire 2,358 lots under option contracts, with non-refundable cash and letters of credit option deposits of $5.1 million and $4.4 million at risk and $1.0 million in capitalized pre-acquisition costs.

From time to time, we may own or have the right under option contracts to acquire undeveloped parcels of real estate that we intend to develop into finished lots. We develop our land in phases (generally fewer than 100 lots at a time) in order to limit our risk in a particular subdivision and to efficiently employ available resources. Building permits and utilities are available and zoning is suitable for the current intended use of substantially all of our undeveloped land. When developed, these lots generally will be used in our homebuilding activities. See “Forward-Looking Statements” above.

The table below shows the carrying value of land and land under development, by homebuilding segment, at December 31, 2008, 2007 and 2006 (in thousands).

	December 31,
	2008	2007	2006
West	$58,244	$226,621	$980,666
Mountain	109,578	205,983	282,063
East	43,173	87,118	185,627
Other Homebuilding	10,827	34,614	126,802

Total	$221,822	$554,336	$1,575,158

The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by homebuilding segment, at December 31, 2008, 2007 and 2006 (in units).

	December 31,
	2008	2007	2006
Lots Owned
West	3,408	6,009	11,917
Mountain	3,239	3,855	4,664
East	417	671	1,171
Other Homebuilding	513	980	1,658

Total	7,577	11,515	19,410

Lots Controlled Under Option
West	716	673	1,381
Mountain	184	262	892
East	947	1,869	3,341
Other Homebuilding	511	811	2,483

Total	2,358	3,615	8,097

Total Lots Owned and Controlled	9,935	15,130	27,507

The table below shows the amount of non-refundable option deposits (in thousands).

	December 31,
	2008	2007	2006
Cash	$5,145	$6,292	$20,228
Letters of Credit	4,358	6,547	14,224

Total Non-refundable Option Deposits	$9,503	$12,839	$34,452

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

Warranty.  Our homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and substantially all of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves for warranty-related work are determined based upon historical experience with respect to similar home styles and geographical areas. Certain factors are considered in determining the per-house reserve amount, including: (1) trends in the historical warranty payment levels, including the historical amount paid as a percent of home construction costs; (2) the historical range of amounts paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) expertise of division personnel.

Seasonal Nature of Business.  Prior to 2007, we experienced noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue increased during the third and fourth quarters, compared with the first and second quarters. During 2008 and 2007, this seasonality pattern was not apparent in our financial and operating results has not been as discernable during the past two years. The seasonal nature of our business is described in more detail in Item 1A, Risk Factors Relating to our Business.

Backlog.  At December 31, 2008 and 2007, homes under contract but not yet delivered (“Backlog”) totaled 533 and 1,947, respectively, with an estimated sales value of $173 million and $650 million, respectively. Our Cancellation Rates (as defined below) were 45% and 48% for the years ended December 31, 2008 and 2007, respectively. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. We anticipate that homes in Backlog at December 31, 2008 will close during 2009 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated Backlog sales value at December 31, 2008 may be impacted by, among other things, subsequent home order cancellations and incentives provided after contract but prior to closing. See “Forward-Looking Statements” above.

The table below discloses our Backlog for the years ended December 31, 2008 and 2007 for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Backlog (Units)
Arizona	158	592	(434)	-73%
California	49	203	(154)	-76%
Nevada	53	307	(254)	-83%

West	260	1,102	(842)	-76%

Colorado	72	213	(141)	-66%
Utah	42	178	(136)	-76%

Mountain	114	391	(277)	-71%

Maryland	58	126	(68)	-54%
Virginia	36	100	(64)	-64%

East	94	226	(132)	-58%

Delaware Valley	27	57	(30)	-53%
Florida	35	125	(90)	-72%
Illinois	3	46	(43)	-93%

Other Homebuilding	65	228	(163)	-71%

Total	533	1,947	(1,414)	-73%

Estimated Backlog Sales Value	$173,000	$650,000	$(477,000)	-73%

Estimated Average Sales Price in Backlog	$324.6	$333.8	$(9.2)	-3%

Our Backlog at December 31, 2008 decreased significantly from levels at December 31, 2007 for each market within our homebuilding segments, primarily resulting from: an overall deterioration in demand for new homes as potential homebuyers have been hesitant in making new home purchases during this downcycle in the homebuilding industry; reduced availability of credit for homebuyers caused by tightened mortgage loan underwriting criteria; and homebuyers’ inability to sell their current homes. The decrease in estimated Backlog sales value at December 31, 2008, compared with December 31, 2007, primarily was due to the 73% decrease in the number of homes in Backlog. Additionally, the estimated average sales price for homes in Backlog of $324,600 is higher than the estimated average selling prices of orders for homes and average selling price of closed homes during the year ended December 31, 2008, primarily due to additional incentives which may be offered during the home closing process.

Customer Service and Quality Control.  Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on making improvements in our customers’ complete home buying and homeownership experience.

Marketing and Sales.  We evaluate our marketing and sales programs and initiatives in order to target homebuyers in a cost effective manner. To communicate our Richmond American Homes brand and sales promotions, we have a centralized in-house advertising and marketing department that controls and monitors the communication of the Company’s brand and promotion efforts. The main objective of this department is to direct potential homebuyers to our sales offices, Home Galleries and Homebuyer Resource Centers through our richmondamerican.com website and various advertising outlets. In addition, our in-house corporate communications team manages our public relations and employee communications, and maintains our website.

To complement our marketing efforts, our in-house merchandising team furnishes our model homes and sales offices with the objective of providing a consistent presentation in developing our Richmond American Homes brand.

Our home sales strategy is directed at communicating the inherent value of our homes to our prospective homebuyers and distinguishing our product and pricing (including incentives) from that of our competitors or other home buying opportunities. In the sales process, we negotiate the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliances, cabinetry, flooring, etc.), and any home sales incentives. Our incentives generally come in the form of: (1) discounts on the sales price of the home; (2) homebuyer closing cost assistance paid by Richmond American Homes to a third-party; and (3) mortgage loan origination fees paid by Richmond American Homes to HomeAmerican. The combination of incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing.

Home Gallery and Design Center.  Another important part of our marketing presentation takes place in our design centers, which are located in most of our homebuilding markets. Homebuyers are able to customize certain features of their homes by selecting from a variety of options and upgrades. Our Home Gallery concept provides sales support and customized options for prospective homebuyers to personalize their new homes. These retail locations also serve as a resource to homebuyers who are interested in purchasing a new home from us. Prospective homebuyers can receive individualized attention from a trained team of new home specialists, resulting in a more focused, efficient home search.

Competition.  The homebuilding industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in Item 1A, Risk Factors Relating to our Business.

Regulation.  Our homebuilding operations are subject to compliance with applicable laws and regulations, which are described in more detail in Item 1A, Risk Factors Relating to our Business.

Performance Bonds and Letters of Credit.  We are often required to obtain performance bonds and/or letters of credit in support of our obligations primarily for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At December 31, 2008 and 2007, we had outstanding performance bonds totaling $172.3 million and $281.6 million, respectively, and letters of credit totaling $37.4 million and $51.2 million, respectively, including $9.1 million and $16.4 million, respectively, issued by HomeAmerican. In the event performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. See “Forward-Looking Statements” above.

In certain states, we are restricted from using earnest money deposits (“Deposits”) for general purposes, unless we take measures to release state imposed restrictions on the Deposits received from homebuyers in conjunction with home sales, which may include posting blanket security bonds. In this regard, at December 31, 2008 and 2007, we had $4.5 million and $8.5 million, respectively, outstanding in blanket security bonds used to release restrictions on certain Deposits. Additionally, we had $0.7 million and $1.9 million in restricted cash related to Deposits at December 31, 2008 and 2007, respectively. We monitor the amount of Deposits we hold in certain states to confirm that our blanket security bonds exceed the amount of the Deposits.

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

HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government sponsored entities”) and other private investor mortgage loans. HomeAmerican also is an authorized loan servicer for Fannie Mae and Freddie Mac and, as such, is subject to the rules and regulations of these entities.

Effective November 12, 2008, we began to use HomeAmerican’s mortgage repurchase facility, in addition to Company generated funds, to finance the origination of mortgage loans until they are sold. Prior to November 12, 2008, we used HomeAmerican’s secured warehouse line of credit and Company generated funds to finance the origination of mortgage loans until they are sold. HomeAmerican generally sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis generally include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis generally are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers generally include

HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations on the part of the Company or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers within 45 days of origination.

Concurrent with the sale of mortgage loans to third-party purchasers, HomeAmerican generally sells the rights to service those loans. HomeAmerican’s portfolio of mortgage loan servicing for others at December 31, 2008 consisted of 659 mortgage loans with an unpaid principal balance of approximately $89.7 million, and did not contribute significantly to the results of operations of the Company.

Historically, a substantial portion of mortgage loans originated by HomeAmerican have been sold to Countrywide Home Loans, Inc. and its affiliates (“Countrywide”). During the years ended December 31, 2008, 2007 and 2006, HomeAmerican sold approximately 23%, 51% and 54%, respectively, of the mortgage loans it originated to Countrywide. During the years ended December 31, 2008 and 2007, HomeAmerican increased the volume of loans sold to Wells Fargo Funding, Inc. to approximately 59% and 23% of mortgage loans sold during 2008 and 2007, respectively. Additionally, during the year ended December 31, 2008, HomeAmerican increased the volume of mortgage loans sold to Chase Manhattan Mortgage Corporation and its affiliates to approximately 13%.

Pipeline.  HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2008 had an aggregate principal balance of approximately $29.7 million, of which $25.2 million were under interest rate lock commitments (“IRLC”) at an average interest rate of 4.96%. In addition, HomeAmerican had $68.6 million of mortgage loans held-for-sale at December 31, 2008. HomeAmerican uses forward sales of mortgage-backed securities and commitments to sell whole loans to hedge the interest rate risk inherent in the IRLC and its loan inventory held-for-sale. See “Forward-Looking Statements” above.

Forward Sales Commitments.  HomeAmerican is exposed to market risks related to fluctuations in interest rates due to its mortgage loan inventory. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales of mortgage-backed securities, commitments to sell whole loans and commitments to originate mortgage loans. HomeAmerican utilizes forward mortgage securities contracts to manage the price risk due to fluctuations in interest rates on our mortgage loans owned and the IRLC. Such contracts are the only significant financial derivative instruments utilized by us and generally are settled within 60 days of origination. Due to this economic hedging activity, we believe the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

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

Insurance Operations.

Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage for homebuilding risks which we believed insurance coverage was either too difficult or too expensive to obtain. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. Allegiant generates revenue by providing to its customers, primarily certain subcontractors of MDC’s homebuilding subsidiaries, general liability coverage during the construction of the Company’s homes and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers.

StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly owned subsidiary of MDC. Pursuant to agreements beginning in June 2004, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits, which do not exceed $18.0 million per year.

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

Regulations.  Allegiant and StarAmerican are licensed in the State of Hawaii and, therefore, are subject to regulation by the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. As insurance companies organized under Hawaii’s insurance laws, Allegiant and StarAmerican are subject to fewer regulations than non-captive insurance companies. As a risk retention group, Allegiant also is registered in other states where certain MDC subsidiaries do business. Allegiant must pay premium taxes and may be required to comply with certain financial and information reporting requirements of the insurance departments in these additional states.

American Home Insurance is an insurance agency, which provides homebuyers with personal property and casualty insurance products in the same markets as our homebuilding subsidiaries.

Title Operations.

American Home Title provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada, Virginia and West Virginia.

Employees.

The table below summarizes the approximate number of employees for our homebuilding, Financial Services and Other and Corporate segments at December 31, 2008 and 2007.

	December 31,
	2008	2007
Homebuilding segments	932	1,700
Financial Services and Other	102	180
Corporate	241	290

Consolidated	1,275	2,170

Item 1A.	Risk Factors Relating to our Business.

Adverse changes in general economic conditions could reduce the demand for homes and, as a result, could negatively impact our results of operations.

The homebuilding and mortgage lending industries continue to experience uncertainty and reduced demand for new homes, which negatively impacted our financial and operating results during the year ending December 31, 2008. High levels of national and international concern over instability in the credit markets have exacerbated the decline in demand for new homes. The conditions experienced during 2008 include, among other things: the announced existence of a national recession; increases in unemployment levels; continuing concerns over the effects of asset valuations on the banking system and financial markets; reduced availability of mortgage loan financing; reduced consumer confidence; fluctuating energy costs; the absence of home price stability; and continued declines in the value of new homes.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens further and the recession continues or intensifies, we could continue to experience declines in the market value of our inventory and demand for our homes, which could have a significant negative impact on our Home Gross Margins and financial and operating results. Additionally, if energy costs should increase, demand for our homes could be adversely impacted (because we are primarily a suburban residential builder), and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operating results.

Additionally, as a result of the difficult economic environment, we may be subject to increased counterparty risks whereby third-parties, which may include, among others, banks under our Homebuilding Line and Mortgage Repurchase Facility, may not be willing or able to perform on obligations to the Company. To the extent a third-party is unable to meet its obligations to the Company, our financial position, results of operations and/or cash flows could be negatively impacted.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which could have a negative impact on our home sales revenue and results of operations.

The real estate industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger and have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon price, home style, financing available to prospective homebuyers, location of property, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in speculative homes available for sale and increases in home foreclosures. Increased competition, including lower home sales prices offered by our competitors as experienced during 2008, can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in Backlog until they close. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home sales prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

Through our mortgage lending subsidiary, HomeAmerican, we also compete with numerous banks, thrifts and other mortgage bankers and brokers, many of which are larger and may have greater financial resources than we do. Competitive factors include pricing, mortgage loan terms, underwriting criteria and customer service. To the extent that we are unable to adequately compete with other companies that originate mortgage loans, total revenue and the results of operations from our Financial Services and Other segment may be negatively impacted.

Further decline in the market value of our homes or carrying value of our land would have a negative impact on our results of operations and financial position.

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include homes sales prices, levels of home sales incentives and home construction costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and continued high levels of home order cancellations. Additionally, our home construction costs can be impacted by, among other things, shortages of subcontractor labor and changes in costs associated with subcontracted labor, building materials and other resources. If we are required to decrease home sales prices and/or increase incentives in an effort to generate new home sales, maintain homes in Backlog until they close or remain competitive with the home sales prices offered by our competitors, or if our home construction costs increase, we may not be able to recover the carrying costs of our inventory when our homebuilding subsidiaries build and sell homes. Under such circumstances, we would be required to record additional impairments of our inventory. Additionally, due to the uncertainty in the homebuilding and mortgage lending industries, it is reasonably possible for us to experience further declines in the market value of our homes and, as a result, additional inventory impairments could be recorded in future reporting periods. Any such additional inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

Our strategies in responding to the adverse conditions in the homebuilding industry and overall recession in the U.S. economy have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories during the years ended December 31, 2008 and 2007, we have done so generally with significantly reduced Home Gross Margins and have incurred significant asset impairment charges during each of the past two calendar years. While we continue to monitor and modify our strategies in responding to the current economic environment, the effectiveness of these strategies in future reporting periods is unknown. To the extent they are not successful, our financial and operating results may be adversely impacted.

Increases in our Cancellation Rate could have a negative impact on our Home Gross Margins and home sales revenue.

During the years ended December 31, 2008, 2007 and 2006, our Cancellation Rates remained high relative to our Cancellation Rates during 2005 and 2004, which has negatively impacted the number of closed homes, net home orders, home sales revenue and our results of operations, as well as the number of homes in Backlog. Home order cancellations can result from a number of factors, including declines, and/or slow appreciation, in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions. Continued high levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results in future reporting periods.

If land is not available at reasonable prices, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may continue to decline. Additionally, the ability of our homebuilding subsidiaries to open new subdivisions could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our home sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

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

We have financial needs that we meet through the capital markets, including the debt and secondary mortgage markets. The secondary markets currently are experiencing disruptions from reduced investor demand for mortgage loans and mortgage-backed securities, increased investor yield requirements for those loans and securities and the exit of third-party purchasers from the secondary market. In addition, the sources and terms and conditions of warehouse financing and mortgage repurchase arrangements and other lending arrangements for the mortgage lending industry are changing. These changes can impact, among other things, availability of capital, terms and structures for debt and line of credit agreements, collateral requirements and collateral advance rates. Additionally, while certain governmental organizations and other mortgage industry participants have taken steps to ease the downturn in the credit and capital markets, the impact of their efforts, if any, on the homebuilding and mortgage lending industries is unknown. The foregoing disruptions and changes may have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

In addition, the pricing matrix and the availability of advances and letters of credit under our homebuilding line of credit are dependent upon our credit ratings and leverage ratio, as defined. While we currently have an investment grade credit rating from all three major ratings agencies, the lowering of any or all of these credit ratings could have an adverse impact on the cost of advances, letters of credit and unused commitment fees under our homebuilding line of credit. Lower credit ratings for MDC also could subject this line of credit to a borrowing base structure, which could limit our ability to obtain additional advances and issuances of letters of credit under this line. Under certain circumstances, these limitations could have an adverse impact on the Company’s results of operations, financial position and/or cash flows.

In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

As is customary in the homebuilding industry, we often are required to provide surety bonds to secure our performance under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, capitalization, working capital, past performance, management expertise and certain external factors, including the overall capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds. If we were unable to obtain surety bonds when required, our results of operations and/or cash flows could be adversely impacted.

Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

The Company is subject to risks associated with mortgage loans, including, among others, previously originated and sold Alt-A (as defined below), and sub-prime mortgage loans (as defined below), second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with a principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans could have a substantial impact on HomeAmerican’s results of operations, liquidity and cash flow as the existence of a defect that necessitated repurchase may require additional effort and expense incurred by HomeAmerican to cure the defect, the passage of time in order to cure or reduce the impact of an identified defect, a discounted sale of the repurchased loan due to the existence of a defect or, in the event that the loan has a defect and is non-performing, foreclosure and re-sale of the subject property.

Additionally, during 2006 and 2005, HomeAmerican originated a significant number of second mortgage loans and Alt-A loans. However, during 2007 and continuing throughout 2008, in response to the reduced liquidity in the mortgage lending industry, we tightened our mortgage loan underwriting criteria by: (1) discontinuing Alt-A mortgage loans, second mortgage loans, sub-prime mortgage loans and Non-Agency (defined as not being FHA, VA FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95%; and (2) requiring larger down payments from homebuyers in communities where the market values of homes have been declining. We define “Alt-A” loans as loans that would otherwise qualify as prime loans except that they do not comply in all ways with the documentation standards of the government sponsored enterprise guidelines. We define “sub-prime” mortgage loans as non-government insured mortgage loans that have Fair, Isaac & Company (FICO) scores less than or equal to 620. In the event we experience a significant increase in the number of Alt-A mortgage loans originated prior to 2008 that we are required to repurchase, our results of operations and cash flows would be adversely impacted.

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

Our homebuilding and financial services operations have concentration risks that could impact our results of operations.

We conduct a significant portion of our business in the Arizona, Colorado and Nevada markets and have generated a disproportionate amount of our revenue in these markets. In each of these markets we experienced deterioration in the demand for new homes and declines in the market value of our homes during 2008, 2007 and 2006. If we continue to experience a slowdown in our operations within these markets, our results of operations and financial position in future reporting periods will continue to be negatively impacted.

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

The Company also is subject to rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance. Additionally, pending changes to the Real Estate Settlement Procedures Act (RESPA) could have a significant impact on the ability of our affiliated businesses to provide services to Richmond American Homes customers, which could have a significant negative impact on our financial and operating results.

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims can be high and the amount of coverage offered by insurance companies is currently limited. This coverage may be further restricted and become more costly. If we are not able to obtain adequate insurance against these claims, we may incur additional expenses that would have a negative impact on our results of operations in future reporting periods.

Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other income taxes. Our audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable and in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision or benefit and other tax liabilities. As each audit is conducted, adjustments, if any, are recorded in our Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax liabilities, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

Prior to 2007, we experienced noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue increased during the third and fourth quarters, compared with the first and second quarters. We believe that this seasonality reflected the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2008 and 2007, this seasonality pattern was not apparent in our financial or operating results. However, the extent to which our historical seasonality pattern contributed to actual 2008 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be apparent in future reporting periods.

Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

The residential construction industry experiences labor and material shortages from time to time, including: work stoppages; labor disputes and shortages in qualified trades people, insulation, drywall, concrete, steel and lumber; lack of availability of adequate utility infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured; and shortages, delays in availability, or fluctuations in prices, of building materials. These labor and material shortages can be more severe during periods of strong demand for housing or during periods in which the markets where we operate experience natural disasters that have a significant impact on existing residential and commercial structures. Additionally, we could experience labor shortages as a result of subcontractors going out of business during this recession. Any of these circumstances could give rise to delays in the start or completion of our residential communities, increase the cost of developing one or more of our residential communities and increase the construction cost of our homes. To the extent that market conditions prevent the recovery of increased costs, including, among other things, subcontracted labor, finished lots, building materials, and other resources, through higher selling prices, our Home Gross Margins and results of operations could be affected negatively.

Increased costs of lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as those sales contracts generally fix the price of the homes at the time the contracts are signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our Home Gross Margins, particularly if pricing competition restricts our ability to pass on any additional costs of materials or labor, thereby decreasing our Home Gross Margins.

Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

The climates and geology of many of the markets in which we operate, including California and Florida, present increased risks of natural disasters. To the extent that hurricanes, severe storms, earthquakes, droughts, floods, heavy or prolonged precipitation, wildfires or other natural disasters or similar events occur, the financial and operating results of our business may be negatively impacted.

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

Larry A. Mizel, David D. Mandarich and other of our affiliates beneficially own, directly or indirectly, in the aggregate, almost 25% of our outstanding common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders. Circumstances may occur in which the interest of these shareholders could be in conflict with the interests of other shareholders. The large percentage of stock held by these persons could also delay or prevent a change in control of the Company.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. Our homebuilding divisions and, in some markets, other MDC subsidiaries, including HomeAmerican, American Home Insurance and American Home Title, lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2008. We are satisfied with the suitability and capacity of our office locations.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	5	89,000
California	7	97,000
Colorado	6	231,000
Delaware Valley	3	15,000
Florida	2	21,000
Illinois	1	10,000
Maryland	2	13,000
Nevada	3	40,000
Utah	2	19,000
Virginia	3	39,000

Totals	34	574,000

Item 3.	Legal Proceedings.

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

On September 16, 2008, MDC delivered a timely redemption request to The Reserve Funds (the “Reserve”) to redeem $24.955 million from the Reserve’s Primary money market fund (the “Primary Fund”). The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. Then, on September 17, 2008, MDC delivered a timely redemption request to the Reserve to redeem $90.1 million from the Reserve’s Government money market fund (the “Government Fund”). Despite representations by the Reserve that each redemption would be paid the same day as the redemption request, the Reserve did not do so and continued to fail to pay the redemption amounts to MDC. Accordingly, on September 19, 2008, MDC filed suit against the Reserve in the United States District Court for the Southern District of New York in an action entitled M.D.C. Holdings, Inc. v. The Reserve Funds, et al., Civil Action No. 08-cv-8141. MDC filed this action to enforce its redemptions from the Primary Fund and the Government Fund and to recover damages caused by the Reserve’s failure to pay the redemption amounts.

On September 22, 2008, the Reserve filed an application with the SEC to extend the time within which it was required to satisfy redemption requests regarding the Primary Fund and the Government Fund. On September 22, 2008, the SEC issued an order approving the request. The Reserve subsequently announced that distributions were subject to the supervision of the SEC. As of the date hereof, MDC has received payment of $19.7 million from the Primary Fund and $90.1 million from the Government Fund. MDC intends to maintain the litigation to collect the remainder of its funds together with associated damages from the Primary Fund and the Government Fund.

Item 4.	Submission of Matters to a Vote of Security Holders.

No meetings of the Company’s stockholders were held during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2008, MDC had 732 shareowners of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
High	$46.94	$46.02	$43.66	$37.61
Low	$31.34	$38.31	$34.75	$22.74

2007
High	$60.00	$54.73	$50.33	$43.10
Low	$47.75	$47.54	$40.31	$32.34

The following table sets forth the cash dividends declared and paid in 2008 and 2007 (dollars in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2008
First quarter	January 29, 2008	February 26, 2008	$0.25	$11,517
Second quarter	April 29, 2008	May 28, 2008	0.25	11,587
Third quarter	July 28, 2008	August 26, 2008	0.25	11,631
Fourth quarter	October 28, 2008	November 26, 2008	0.25	11,656

			$1.00	$46,391

2007
First quarter	January 22, 2007	February 21, 2007	$0.25	$11,414
Second quarter	April 27, 2007	May 23, 2007	0.25	11,438
Third quarter	July 23, 2007	August 22, 2007	0.25	11,459
Fourth quarter	October 22, 2007	November 20, 2007	0.25	11,462

			$1.00	$45,773

In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our unsecured revolving line of credit agreement (as amended on December 22, 2008), which has a total commitment of $800 million. Pursuant to the terms of this amended agreement, dividends may be declared or paid by us if we are in compliance with certain stockholders’ equity and debt coverage tests. As a result, we had a permitted dividend capacity of approximately $184 million pursuant to the most restrictive of these covenants.

On January 26, 2009, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on February 25, 2009 to shareowners of record on February 11, 2009.

There were no shares of MDC common stock repurchased during the years ended December 31, 2008, 2007 or 2006. At December 31, 2008, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of the MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2008.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
INCOME STATEMENT DATA
Home sales revenue	$1,358,148	$2,765,981	$4,650,556	$4,792,700	$3,922,837
Total revenue(1)	$1,458,108	$2,885,659	$4,793,569	$4,880,067	$4,003,359
Home cost of sales	$1,184,865	$2,380,427	$3,619,656	$3,436,035	$2,834,092
Asset impairments	$298,155	$726,621	$112,027	$-	$-
General and administrative expenses	$198,689	$306,715	$418,879	$401,184	$327,812
(Loss) income before income taxes(2)	$(382,135)	$(756,464)	$333,137	$808,763	$636,914
Net (loss) income(3)	$(380,545)	$(636,940)	$214,253	$505,723	$391,165
Basic (loss) earnings per common share	$(8.24)	$(13.94)	$4.77	$11.48	$9.19
Diluted (loss) earnings per common share	$(8.24)	$(13.94)	$4.66	$10.99	$8.79

Weighted-average shares outstanding
Basic	46,159	45,687	44,952	44,046	42,560
Diluted(4)	46,159	45,687	45,971	46,036	44,498
Dividends declared per share	$1.00	$1.00	$1.00	$0.76	$0.43

(1)

Prior to 2008, the Company included interest income, interest expense and gain (loss) on the sale of other assets as a component of other revenue in the Consolidated Statements of Operations. During 2008, the Company reclassified these amounts from other revenue and has included them as a component of other income (expense) in the Consolidated Statements of Operations. Accordingly, total revenue has been adjusted by ($47,590), ($8,173), ($4,822) and ($5,643) for the years ended December 31, 2007, 2006, 2005 and 2004, respectively, as a result of this reclassification.

(2)

Loss before income taxes for the year ended December 31, 2008 includes the impact of recording to interest expense $18.0 million of interest incurred on our senior notes that could not be capitalized as a result of the significant decrease in inventory levels during 2008 that are actively being developed.

(3)	Net loss for the years ended December 31, 2008 and 2007 includes the impact of recording a valuation allowance of $134.3 million and $160.0 million, respectively, against our deferred tax assets.
(4)

526,060 shares and 758,899 shares of common stock equivalents (as described in Note 1 to the Consolidated Financial Statements) have been excluded from the diluted weighted-average shares outstanding for the years ended December 31, 2008 and 2007, respectively, because the effect of their inclusion would be anti-dilutive, or would decrease the reported diluted loss per share.

	December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$1,304,728	$1,004,763	$507,947	$214,531	$400,959
Housing completed or under construction	$415,500	$902,221	$1,178,671	$1,320,106	$887,002
Land and land under development	$221,822	$554,336	$1,575,158	$1,677,948	$1,129,266
Total assets(5)	$2,474,938	$3,012,764	$3,909,875	$3,859,850	$2,844,731

Debt and Lines of Credit
Senior notes	$997,527	$997,091	$996,682	$996,297	$746,310
Homebuilding line of credit	-	-	-	-	-
Mortgage repurchase facility	34,873	-	-	-	-
Mortgage line of credit	-	70,147	130,467	156,532	135,478

Total debt and lines of credit	$1,032,400	$1,067,238	$1,127,149	$1,152,829	$881,788

Stockholders’ Equity	$1,080,920	$1,476,013	$2,161,882	$1,952,109	$1,418,821
Stockholders’ Equity per Outstanding Share	$23.16	$32.05	$47.87	$43.74	$32.80

(5)

Prior to 2008, we included our FIN 48 income tax liability as a component of income taxes receivable on the Consolidated Balance Sheets. During 2008, we reclassified our FIN 48 income tax liability and it is now included as a component of accrued liabilities on the Consolidated Balance Sheets. Accordingly, total assets at December 31, 2007 has been adjusted by $(56,527) as a result of this reclassification.

	Year Ended December 31,
	2008	2007	2006	2005	2004
OPERATING DATA
Homes closed (units)	4,488	8,195	13,123	15,307	13,876
Average selling price per home closed	$302.6	$337.5	$354.4	$313.1	$282.7
Orders for homes, net (units)	3,074	6,504	10,229	15,334	14,248
Homes in Backlog at period end (units)	533	1,947	3,638	6,532	6,505
Estimated Backlog sales value at period end	$173,000	$650,000	$1,300,000	$2,440,000	$1,920,000
Estimated average selling price of homes in Backlog	$324.6	$333.8	$357.3	$373.5	$295.2
Active subdivisions at year-end	191	278	306	292	242

Cash Flows From
Operating activities	$479,511	$592,583	$363,048	$(424,929)	$(27,779)
Investing activities(6)	$(113,439)	$(1,447)	$(10,221)	$(22,889)	$(29,917)
Financing activities	$(66,107)	$(94,320)	$(59,411)	$261,390	$288,366

(6)

Investing activities during the year ended December 31, 2008 include the purchase of $54.9 million in short-term investments, net of maturities, and $58.1 million in use of cash for unsettled trades, net of settlements associated with The Reserve Primary Fund and The Reserve U.S. Government Fund.

Seasonality and Variability in Quarterly Results

Prior to 2007, the Company experienced noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. During 2008 and 2007, this seasonal pattern in the homebuilding industry was not as apparent in our financial and operating results. The seasonal nature of our homebuilding and mortgage lending business are described in more detail in Item 1A, Risk Factors Relating to Our Business. The following table reflects our unaudited summarized quarterly consolidated financial and operational information for each of the twelve months ended December 31, 2008 and 2007 (in thousands, except per share and unit amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2008
Home sales revenue	$283,519	$336,744	$382,093	$355,792
Total revenue(7)	$296,208	$362,701	$403,421	$395,778
Asset impairments	$59,657	$95,388	$88,278	$54,832
General and administrative expenses(8)	$48,413	$51,596	$45,768	$52,912
Loss before income taxes(9)	$(86,395)	$(116,974)	$(101,540)	$(77,226)
Net loss	$(89,028)	$(117,971)	$(100,726)	$(72,820)
Orders for homes, net (units)	350	667	959	1,098
Homes closed (units)	944	1,116	1,292	1,136
Homes in Backlog at period end (units)	533	1,127	1,576	1,909
Estimated Backlog sales value at period end	$173,000	$364,000	$522,000	$623,000
Loss per share
Basic	$(1.92)	$(2.55)	$(2.18)	$(1.58)
Diluted	$(1.92)	$(2.55)	$(2.18)	$(1.58)
Weighted-Average Shares Outstanding
Basic	46,352	46,219	46,110	45,953
Diluted	46,352	46,219	46,110	45,953

(7)

Prior to the 2008 fourth quarter, we included interest income, interest expense and gain (loss) on the sale of other assets as a component of other revenue in the Consolidated Statements of Operations. During the 2008 fourth quarter, we reclassified these amounts from other revenue and have included them as a component of other income (expense) in the Consolidated Statements of Operations. Accordingly, total revenue has been adjusted by ($10,367), ($8,477) and $1,452 for the quarters ended March 31, June 30 and September 30, 2008, respectively, as a result of this reclassification.

(8)

During the 2008 second quarter, we recorded adjustments to reduce general and administrative expenses by $7.1 million: (i) to decrease legal expenses as a result of resolving construction defect claims, the costs of which are now expected to be paid by third-party insurance carriers; and (ii) to reduce warranty reserves that were established through general and administrative expenses during previous reporting periods.

(9)

The Company incurred $10.7 million and $7.3 million of interest during the three months ended September 30 and December 31, 2008, respectively, that could not be capitalized and, as such, was recorded to interest expense in the Consolidated Statements of Operations. See Note 16 to the Consolidated Financial Statements.

	Quarter
	Fourth	Third	Second	First
2007
Home sales revenue	$715,244	$651,124	$687,813	$711,800
Total revenue(10)	$772,115	$669,232	$707,538	$736,774
Asset impairments	$175,199	$248,950	$161,050	$141,422
General and administrative expenses(11)	$59,486	$76,482	$80,090	$90,657
Loss before income taxes	$(190,441)	$(251,314)	$(171,028)	$(143,681)
Net loss(12)	$(281,092)	$(155,378)	$(106,072)	$(94,398)
Orders for homes, net (units)	748	1,228	1,970	2,558
Homes closed (units)	2,200	1,963	2,031	2,001
Homes in Backlog at period end (units)	1,947	3,399	4,134	4,195
Estimated Backlog sales value at period end	$650,000	$1,210,000	$1,480,000	$1,500,000
Loss per share
Basic	$(6.14)	$(3.40)	$(2.32)	$(2.07)
Diluted	$(6.14)	$(3.40)	$(2.32)	$(2.07)
Weighted-Average Shares Outstanding
Basic	45,772	45,751	45,722	45,501
Diluted	45,772	45,751	45,722	45,501

(10)

Prior to the 2008 fourth quarter, we included interest income, interest expense and gain (loss) on the sale of other assets as a component of other revenue in the Consolidated Statements of Operations. During the 2008 fourth quarter, we reclassified these amounts from other revenue and have included them as a component of other income (expense) in the Consolidated Statements of Operations. Accordingly, total revenue has been adjusted by ($8,350), ($9,170), ($17,429) and ($12,641) for the quarters ended March 31, June 30, September 30 and December 31, 2007, respectively, as a result of this reclassification.

(11)

General and administrative expenses for the 2007 fourth quarter include the impact of $10 million of accruals from prior 2007 quarters that were reversed in the fourth quarter due to changes in the estimated and actual 2007 bonus payments.

(12)	Net loss in the 2007 fourth quarter includes the impact of recording a valuation allowance of $160.0 million against our deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors Relating to our Business.”

EXECUTIVE SUMMARY

The homebuilding and mortgage lending industries continued to experience significant deterioration in demand, as potential homebuyers delayed or refrained from purchasing new homes, which has negatively impacted our financial and operating results during the year ended December 31, 2008. Widespread national and international concern over instability in the credit and capital markets increased significantly during 2008 and most notably during the second half of 2008 with widespread market volatility and disruption in the economy of the United States and abroad. This continued to make home purchases significantly more difficult for our prospective customers. Also, the onset of a recession became a reality, highlighted by higher unemployment levels, gross domestic product declines, further deterioration in consumer confidence and reduced consumer spending, which made the housing industry downturn more pronounced in 2008 than in 2007. We believe that stability in the credit and capital markets and an eventual renewal of confidence in the United States and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” above.

Additionally, during 2008 the mortgage finance, banking and insurance industries underwent unprecedented transformations, including the failure or takeover of a number of major industry leaders as well as governmental intervention in and support of the businesses of many of the surviving entities. While the United States government did respond by taking steps in an attempt to stabilize the banking system and financial markets through, among other things, the Emergency Economic Stabilization Act of 2008 (“EESA”), the future impact of EESA and other legislation or proposed legislation on the financial markets, and the timing of an eventual turnaround in the homebuilding industry, remains unclear. See “Forward-Looking Statements” above.

Our homebuilding segments and our Financial Services and Other segment continued to be impacted by the downturn in the homebuilding and mortgage lending industries, the volatility in the banking system and financial markets during 2008 and the reality of a recession in the United States economy, due to, among other things, on-going homebuyer concerns about the decline in the market value of homes over the past two years, reduced availability of credit for homebuyers caused by tightened mortgage loan underwriting criteria, an overall reduction in liquidity in the mortgage industry, significant declines in consumer confidence, an overall weakening economy, including declines in overall economic activity, fear of and actual job losses, and heightened concerns regarding the affordability of homes. These economic conditions continued to have a significant negative impact on our homebuilding operations during 2008 through: (1) increases in competition for new home orders driven by builders that significantly cut new home sales prices and/or offered down payment assistance programs to their prospective homebuyers; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers experiencing increased difficulty in selling their existing homes in this increasingly competitive environment; and (5) reduced affordability of homes, partially due to the increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify. Additionally, while down payment assistance programs have been eliminated effective October 1, 2008 for our competitors, our 2008 home sales levels were impacted negatively as we had not participated in offering down payment assistance programs during 2008.

These economic conditions contributed to the significant shift from Prime (as defined below) mortgage loans to government mortgage loans for our homebuyers. Also, we continued to recognize impairments of our inventories, although at significantly lower levels than in 2007, for most of our homebuilding segments. As a consequence, we incurred pre-tax losses of $382.1 million during the year ended December 31, 2008 compared with pre-tax losses of $756.5 million during 2007. In response to the difficult conditions outlined above, we remain focused on our balance sheet and cash flows, as evidenced by having no outstanding borrowings on our Homebuilding Line (as defined below) and generating $479.5 million in cash from operations during 2008, which contributed to our December 31, 2008 cash and cash equivalent balances increasing to $1.3 billion from $1.0 billion at December 31, 2007. We also remain focused on closely monitoring our general and administrative expenses and continuing to find efficiencies in managing our Company’s operations.

Recognizing the challenges presented by the downturn in the homebuilding and mortgage lending businesses, during the year ended December 31, 2008, our management focused on the following:

•

Investing in the development of a new enterprise resource planning system and a Company-wide multi-year initiative focused on streamlining our operating and construction processes and financial and operating systems, in an effort to increase efficiencies and standardization in our business practices nationwide;

•	Developing and/or enhancing relationships with investors, banks and other homebuilders for purposes of identifying business opportunities and future sources of residential lot investments;

•

Right-sizing our operations, primarily by: (1) consolidating our homebuilding divisions to 10 as of December 31, 2008 from 12 at December, 31, 2007, which included our decision to exit the Illinois market; and (2) reducing the number of our employees to approximately 1,275 at December 31, 2008 from approximately 2,170 at December 31, 2007;

•

Continuing to evaluate the best use of our land positions, which resulted in the second consecutive year in which we sold a significant number of lots in order to: (1) reduce our exposure to declines in the market value of land; (2) realize taxable losses; and (3) contribute to the increase in our cash, cash equivalents and short-term investments;

•	Decreasing our unsold homes under construction to 821 at December 31, 2008 from 1,400 at December 31, 2007 and decreasing our model homes to 387 at December 31, 2008 from 730 at December 31, 2007;

•

Lowering our portfolio of lots owned and controlled in each market by limiting the purchase of lots and exercising our right to terminate option contracts for lots that no longer satisfied our underwriting criteria, and constructing, selling and closing homes in the ordinary course of business;

•	Continuing our efforts to strengthen our balance sheet and cash flows by limiting our cash outflows through tighter controls over land acquisition and development expenditures; and

•	Controlling home construction costs through continued renegotiations of material and labor costs with our suppliers and subcontractors.

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

Homebuilding Inventory Valuation (Held-for-Development).  Our homebuilding inventories accounted for on a held-for-development basis include assets associated with subdivisions in which we intend to construct and sell homes on the land. The inventory in our held-for-development subdivisions also includes assets associated with model and speculative homes. Homebuilding inventories that are accounted for as held-for-development are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•

actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed in the: (1) prior two completed fiscal quarters on an individual basis; (2) current fiscal quarter; (3) last six months; and (4) last twelve months;

•	estimated future undiscounted cash flows and Operating Profit;

•	forecasted Operating Profit for homes in Backlog;

•	actual and trending net and gross home orders;

•

base sales price and home sales incentive information for homes that: (1) closed in the prior two completed fiscal quarters; (2) closed in the current fiscal quarter; (3) are in Backlog as of the end of the current fiscal quarter; and (4) are forecasted to close over the remaining life of the subdivision;

•	market information for each sub-market, including competition levels, home foreclosure levels and the size and style of homes currently being offered for sale; and

•	known or probable events indicating that the carrying value may not be recoverable.

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

•	historical subdivision results, and actual and trending Operating Profit, base selling prices and home sales incentives;

•	forecasted Operating Profit for homes in Backlog;

•	the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors;

•	increased levels of home foreclosures;

•	the current sales pace for active subdivisions;

•	subdivision specific attributes, such as location, availability of lots in the sub-market, desirability and uniqueness of subdivision location and the size and style of homes currently being offered;

•	potential for alternative home styles to respond to local market conditions;

•	changes by management in the sales strategy of a given subdivision; and

•	current local market economic and demographic conditions and related trends and forecasts.

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ among subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead us to price our homes to minimize deterioration in our Home Gross Margins, even though this could result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in our key assumptions, including estimated construction and land development costs, absorption pace, selling strategies or discount rates could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

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

Prior to the 2008 third quarter, discount rates used in our estimated discounted cash flow assessments ranged from 10% to 18%. During the 2008 third quarter, we increased the discount rates used in our estimated discounted cash flows to a range of 13% to 21%. This change resulted from our perception of increased risks and uncertainties in the homebuilding industry due to, among other things, the on-going deterioration in the market value of land and homes as well as homebuyers’ inability to qualify for mortgage loans. The impairment of the Company’s held-for-development inventories was increased by approximately $14 million during 2008 as a result of the increase in the estimated discount rates. For our held-for-development inventory, we recorded $174.5 million, $515.6 million and $81.8 million of impairments to our land and land under development during the years ended December 31, 2008, 2007 and 2006, respectively, and $82.6 million, $169.9 million and $25.0 million of impairments to our housing completed or under construction during the years ended December 31, 2008, 2007 and 2006, respectively. We allocate the impairments recorded between housing completed or under construction and land and land under development for each impaired subdivision based upon the status of construction of a home on each lot (i.e. if the lot is in housing completed or under construction, the impairment for that lot is recorded against housing completed or under construction). The allocation of impairment is the same to each lot in a given subdivision. These impairments, together with impairments of our held-for-sale inventory and intangible and other assets, are presented as a separate line in the Consolidated Statements of Operations. Changes in management’s estimates, particularly the timing and amount of the estimated future cash inflows and outflows, forecasted average selling prices of homes to be sold and closed and the present value discount rate used in the fair value calculation, can materially affect any impairment calculation. Because our forecasted cash flows are impacted significantly by changes in market conditions, it is reasonably possible that actual results could differ significantly from those estimates.

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

Additionally, in certain circumstances, management will re-evaluate the best use of an asset that is currently being accounted for as held-for-development. In such situations, management will review, among other things: (1) average sales prices for homes that have closed, are in Backlog and forecasted for future sales; (2) current market conditions, including competition levels, estimated levels of competition in future reporting periods and home foreclosure levels; (3) estimated land development costs that have yet to be incurred; and (4) the total number of lots owned in each subdivision and surrounding areas. If, based upon this evaluation, management believes that the best use of the asset is the sale of the asset in its current condition, all or portions of the subdivision will be accounted for as held-for-sale, assuming all of the foregoing held-for-sale criteria have been met at the end of the applicable reporting period.

In performing the impairment evaluation for land accounted for on a held-for-sale basis, management considers, among other things, prices for land in recent comparable sale transactions, internal market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation) and recent bona fide offers received from outside third-parties. If the estimated fair value less cost to sell an asset is less than the current carrying value, the asset is written down to its estimated fair value less cost to sell. We monitor the fair value of held-for-sale assets on a periodic basis through the disposition date. Subsequent increases in the fair value less cost to sell of a held-for-sale asset, if any, are recognized as a decrease to impairments in our Consolidated Statements of Operations during such subsequent period, but not in excess of the cumulative impairment that was recorded previously while it was a held-for-sale asset. During the years ended December 31, 2008, 2007 and 2006, we recorded impairments on our held-for-sale inventories of $29.6 million, $40.7 million and $2.5 million, respectively.

Warranty Costs.  Our homes are sold with limited third-party warranties. Warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home designs and geographical areas. Certain factors are considered in determining the per-house reserve amount, including: (1) trends in the historical warranty payment levels, including the historical amount paid as a percent of home construction costs; (2) the historical range of amounts paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) expertise of division personnel. Accordingly, the process of determining our warranty reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact the warranty reserve balances. We evaluate the per-home reserve percentages at least quarterly and make adjustments, as appropriate, on a division-by-division basis as facts and circumstances change with respect to the factors outlined above.

Warranty payments are tracked on a house-by-house basis and are charged against the warranty reserve established for the house. Payments incurred after the close of a home are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines the payments made are related to completion of a home or land development, the payments are recorded against our land development and home construction accruals. Additional reserves are established for known, unusual warranty-related expenditures not covered by the general warranty reserves. Warranty reserves not utilized for a particular house are evaluated on a monthly basis for reasonableness in the aggregate on both a market-by-market and consolidated basis. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated on a monthly basis in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales.

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

Insurance Reserves.  We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. The process of determining our insurance reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact our insurance reserve balances. Accordingly, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor. However, it is possible that changes in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our insurance reserve balances.

Income Taxes—Valuation Allowance.  In accordance with SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under tax law (currently 2 and 20 years, respectively). The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

•	future reversals of existing taxable temporary differences;
•	taxable income in prior carryback years;
•	tax planning strategies; and
•	future taxable income exclusive of reversing temporary differences and carryforwards.

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

•	an excess of appreciated asset value over the tax basis of a company’s net assets in an amount sufficient to realize the deferred tax asset; and

•	existing Backlog that will produce sufficient taxable income to realize the deferred tax asset based on existing sales prices and cost structures.

Examples of negative evidence may include:

•	the existence of “cumulative losses” (defined as a pre-tax cumulative loss for the current and previous two years);

•	an expectation of being in a cumulative loss position in a future reporting period;

•	a carryback or carryforward period that is so brief that it would limit the realization of tax benefits;

•	a history of operating loss or tax credit carryforwards expiring unused; and

•	unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels on a continuing basis.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2008, we had a full valuation allowance of $294.3 million recorded against our net deferred tax asset primarily due to our experiencing a three-year cumulative operating loss as of December 31, 2008. Additionally, at December 31, 2008, the Company had exhausted its net operating loss carryback potential.

Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets. Our December 31, 2008 valuation allowance may be impacted by, among other things:

•	additional inventory impairments;

•	additional pre-tax operating losses;

•

the utilization of tax planning strategies that could accelerate the realization of certain deferred tax assets (for example, funding certain accrued liabilities such as employee vacation accruals or pension liabilities); or

•	enactment of proposed legislation expanding the current two year federal net operating loss carryback provisions.

Because our valuation allowance can be impacted by any one or a combination of the foregoing factors, we do not believe it is possible to develop a sensitivity analysis associated with potential adjustments to the valuation allowance on our deferred tax assets. Additionally, due to the considerable estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances in future reporting periods, it is possible that we will be required to either increase or decrease our valuation allowance in future reporting periods.

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

The evaluation of a tax position in accordance with FIN 48 is a two-step process, the first step being recognition. We determine whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority.

Revenue Recognition.  In the process of selling homes, we negotiate the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliance, cabinetry, flooring, etc.), and any home sales incentive. Our home sales incentives generally come in the form of: (1) discounts on the sales price of the home (“Sales Price Incentives”); (2) homebuyer closing cost assistance paid by Richmond American Homes to a third-party (“Closing Cost Incentives”); and (3) mortgage loan origination fees paid by Richmond American Homes to HomeAmerican (“Mortgage Loan Origination Fees”). The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees.

We recognize revenue from home closings and land sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when: (1) the closing has occurred; (2) title has passed to the buyer; (3) possession and other attributes of ownership have been transferred to the buyer; (4) we are not obligated to perform significant additional activities after closing and delivery; and (5) the buyer demonstrates a commitment to pay for the property through an adequate initial and continuing investment (i.e. down payments generally ranging from 5% to 20%). In accordance with SFAS 66, the buyer’s initial investment shall include: (1) cash paid as a down payment; (2) the buyer’s notes supported by irrevocable letters of credit; (3) payments made by the buyer to third-parties to reduce existing indebtedness on the property; and (4) other amounts paid by the buyer that are part of the sales value of the property. For home closings, we evaluate the initial investment for home purchase financing provided under Federal Housing Administration (“FHA”) insured and

Veterans Administration (“VA”) guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds,” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.”

We utilize the installment method of accounting in accordance with SFAS 66 for home closings in which: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment requirement set forth in SFAS 66. Accordingly, the corresponding Operating Profit is deferred by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, we recognize such loss at the time the home is closed. The Company’s deferral of Operating Profit associated with homes that closed for which the initial or continuing investment criteria were not met was immaterial at December 31, 2008 and 2007.

Our mortgage loans generally are sold to third-party purchasers with anti-fraud, warranty and limited early payment default provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a sale of a homebuyer mortgage loan has occurred when the following criteria have been met: (1) the payment from the third-party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the mortgage loan. Factors that we consider in assessing whether a sale of a mortgage loan has occurred in accordance with SFAS 140 include, among other things: (1) the recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the loan; and (3) the control HomeAmerican retains, or is perceived to retain, over the administration of the loan post-closing.

Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third-party purchaser in accordance with the provisions of SFAS 140. Prior to the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) on January 1, 2008, we deferred the application and origination fees, net of costs, and recognized them as revenue, along with the associated gains or losses on the sale of the mortgage loans and related servicing rights, when the mortgage loans were sold to third-party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized was reduced by the estimated fair value of any related guarantee provisions provided to the third-party purchaser, which was determined by the amount at which the liability could be bought in a current transaction between willing parties. The fair value of the guarantee provisions was recognized in revenue when the Company was released from its obligation under the terms of the loan sale agreements.

In February 2007, the FASB issued SFAS 159 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. On January 1, 2008, we elected to measure mortgage loans held-for-sale originated on or after January 1, 2008 at fair value. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. We adopted SFAS 159 during the 2008 first quarter, and it did not have a material impact on its financial position, results of operations or cash flows upon adoption.

Home Cost of Sales.  Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative market value of the lots prior to home construction. Lots within a subdivision typically have comparable market values, and we therefore generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, we generally have not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work that has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2008 and 2007, we had $22.9 million and $42.3 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

We may offer to pay all or a portion of a homebuyer’s closing costs as an incentive. Closing Cost Incentives represent expenses that, over and above the price of the home, the Company and the homebuyer normally incur to complete the recording of the sales transaction. These costs may include items payable to third-parties such as mortgage loan origination fees, discount points, appraisal fees, document preparation fees, insurance premiums, title search and insurance fees, as well as government recording and transfer charges. We record Closing Cost Incentives, at the time a home is closed and present them as a component of home cost of sales in the Consolidated Statements of Operations in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Stock-Based Compensation.  We account for share-based payment awards, generally grants of stock options and restricted stock, in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which can require significant judgment in estimating the fair value of the share-based payment awards and related compensation. Stock-based compensation expense was $14.6 million, $12.5 million and $16.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, and was recorded to general and administrative expenses in the Consolidated Statements of Operations. See Note 16 to the Consolidated Financial Statements for a further discussion on share-based payment awards.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the twelve months ended December 31, 2008, 2007 and 2006 using the Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of the Company’s common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical and expected dividend payouts. We determine the estimated fair value of the share-based payment awards in accordance with the provisions of SFAS 123(R) on the date they were granted. The fair values of previously granted share-based payment awards are not adjusted as subsequent changes in the foregoing assumptions occur, for example, an increase or decrease in the price of the Company’s common stock. However, changes in the foregoing inputs, particularly the price of the Company’s common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant, and revised if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. We estimated the annual forfeiture rate generally to be 10% to 25% for share-based payment awards granted to Non-Executives (as defined in Note 16 to our Consolidated Financial Statements) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 16 to our Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience.

Segment Reporting.  The application of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), requires significant judgment in determining our operating segments. SFAS 131 defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

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

Land Option Contracts.  In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. Option deposits and pre-acquisition costs we incur related to our lot option purchase contracts are capitalized in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” (“SFAS 67”) if all of the of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to general and administrative expense in the Consolidated Statements of Operations when we believe it is no longer probable that we will acquire the lots under option. We expensed $6.7 million, $23.4 million and $29.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the write-off of option deposits and capitalized pre-acquisition costs. At December 31, 2008, we had the right to acquire 2,358 lots under option contracts, with non-refundable cash and letters of credit option deposits of $5.1 million and $4.4 million at risk and $1.0 million in capitalized pre-acquisition costs.

We also evaluate these transactions in accordance with revised FIN No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). Our obligation with respect to option contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit. At December 31, 2008, the total purchase price for lots under option was $275 million. Pursuant to FIN 46R, certain of these contracts could create a variable interest, with the land seller being the variable interest entity (“VIE”) and, as such, could require us to consolidate the assets and liabilities of the VIE. We have evaluated all lot option purchase contracts that were executed or had significant modifications during 2008 pursuant to FIN 46R, and considered: (1) what investments were at risk; (2) contractual obligations to perform; (3) expected changes in market prices of land over a given period; and (4) annual risk free interest rates. Based on these evaluations, we determined that our interests in these VIEs did not result in significant variable interests or require us to consolidate the VIEs. Due to the nature of the assumptions used in our evaluation process, it is possible that our evaluation of lot option contracts that we may execute in the future could result in MDC being identified as the primary beneficiary, which could result in our consolidation of a VIE.

Since we own no equity interest in any of the unaffiliated VIEs that we must evaluate pursuant to FIN 46R, certain assumptions about the assets and liabilities of such entities are required. In most cases, the fair values of the assets of the evaluated VIEs have been assumed to be the remaining contractual purchase price of the land or lots we are purchasing.

We periodically enter into lot option arrangements with third-parties that will purchase or have purchased property at our direction that we may later acquire. We evaluate these transactions in accordance with FIN 46R, as well as under SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”), to determine if we should record an asset and liability at the time we enter into the lot option contract. SFAS 49 provides guidance on identifying and accounting for product financing arrangements, which include: (1) land that is contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase land at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. Factors considered when evaluating lot option contracts pursuant to SFAS 49 include: (1) amount of deposit at risk; (2) loss of anticipated future operating income associated with selling homes; (3) unreimbursed commitments to incur costs associated with lots; and (4) the uniqueness or location of the lots. Based on these evaluations at December 31, 2008, we recorded $3.4 million to other assets and accrued liabilities in the Consolidated Balance Sheets in accordance with SFAS 49. We evaluated all lot option contracts executed during 2007 subject to the provisions of SFAS 49 and, based on these evaluations at December 31, 2007, we determined that no asset or liability was required to be recorded prior to the date of purchase of the land.

RESULTS OF OPERATIONS

The following discussion compares results for the year ended December 31, 2008 with the year ended December 31, 2007.

Home Sales Revenue.  Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees. The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$731,319	$1,676,731	$(945,412)	-56%
Mountain	292,382	539,692	(247,310)	-46%
East	206,371	317,111	(110,740)	-35%
Other Homebuilding	142,860	252,432	(109,572)	-43%

Total Homebuilding	1,372,932	2,785,966	(1,413,034)	-51%
Intercompany adjustments	(14,784)	(19,985)	5,201	26%

Consolidated	$1,358,148	$2,765,981	$(1,407,833)	-51%

The decrease in home sales revenue in our West segment during the year ended December 31, 2008 primarily resulted from closing 2,533 fewer homes as well as significant decreases in the average selling prices for homes closed in each market within this segment. Home sales revenue in our Mountain segment decreased during the year ended December 31, 2008 due to closing 687 fewer homes and significant decreases in the average selling prices of closed homes during 2008 in Utah. The decline in home sales revenue in our East segment during the year ended December 31, 2008 primarily resulted from lower average selling prices of closed homes in each market within this segment and closing 183 fewer homes. Home sales revenue in our Other Homebuilding segment decreased during the year ended December 31, 2008 primarily due to closing 304 fewer homes and lower average selling prices for homes closed for each market within this segment.

Land Sales Revenue.  Land sales revenue was $60.1 million during the year ended December 31, 2008, compared with $50.1 million for the year ended December 31, 2007. Land sales revenue during 2008 resulted from the sale of approximately 1,800 lots primarily in our West segment. This revenue primarily resulted from our deciding that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes on them. Land sales revenue during 2007 primarily related to the sale of nearly 2,000 lots in more than 20 subdivisions located primarily in California, Arizona, Nevada and Utah.

Other Revenue.  Gains on the sale of mortgage loans primarily represent the revenue earned by HomeAmerican for the sale of mortgage loans that were originated for our homebuyers to third-parties. Our broker origination fees primarily represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance revenue is primarily comprised of insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes. Title and other revenue primarily consists of forfeiture of homebuyer deposits on a home sales contract and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Gains on sales of mortgage loans, net	$21,662	$30,682	$(9,020)	-29%
Broker origination fees	1,853	7,014	(5,161)	-74%
Insurance revenue	8,673	17,241	(8,568)	-50%
Title and other revenue	7,722	14,611	(6,889)	-47%

Total other revenue	$39,910	$69,548	$(29,638)	-43%

Other revenue was lower during the year ended December 31, 2008 primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer mortgage loans in connection with closing fewer homes during 2008; (2) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during 2008; and (3) title and other revenue, due to a decline in forfeited homebuyer deposits.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives, and excludes commissions, amortization of deferred marketing costs and inventory impairments. The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$620,329	$1,465,437	$(845,108)	-58%
Mountain	271,845	449,219	(177,374)	-39%
East	180,646	261,057	(80,411)	-31%
Other Homebuilding	126,829	224,699	(97,870)	-44%

Total Homebuilding	1,199,649	2,400,412	(1,200,763)	-50%
Intercompany adjustments	(14,784)	(19,985)	5,201	-26%

Consolidated	$1,184,865	$2,380,427	$(1,195,562)	-50%

Home cost of sales in our West segment were lower during the year ended December 31, 2008, primarily due to the following: (1) closing 2,533 fewer homes; (2) decreases in land costs per closed home resulting from the inventory impairments recorded during 2007 and 2008; and (3) decreases in home cost of sales due to adjustments to reduce our warranty reserves resulting from significant declines in the amount of warranty payments incurred during 2008. These items were offset slightly by an increase in interest expense in home cost of sales resulting from the significant decline in our inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increasing level of capitalized interest. Home cost of sales in our Mountain segment decreased during the year ended December 31, 2008 primarily due to: (1) closing 687 fewer homes; and (2) decreases in land costs per closed home resulting from the inventory impairments recorded during 2007 and 2008. These items were offset partially by increases in home construction costs per closed home primarily due to changes in the size and style of homes that were closed during 2008 and an increase in interest expense in home cost of sales.

Home cost of sales in both our East and Other Homebuilding segments were lower during the year ended December 31, 2008 primarily due to closing 183 and 304 fewer homes, respectively, and decreases in land costs per closed home resulting from the inventory impairments recorded during 2007 and 2008. These items were offset slightly by an increase in interest expense in home cost of sales.

Land Cost of Sales.  Land cost of sales was $53.8 million during the year ended December 31, 2008 and primarily related to the sale and closing of approximately 1,800 lots primarily in our West segment. Land cost of sales during the year ended December 31, 2007 was $59.5 million and primarily related to the sale of nearly 2,000 lots in more than 20 subdivisions located primarily in California, Arizona, Nevada and Utah.

Asset Impairments.  The following table sets forth, by reportable segment, the asset impairments recorded for the twelve months ended December 31, 2008 and 2007 (in thousands).

	Year Ended December 31,		Increase (Decrease)
Land and Land Under Development (Held-for-Development)	2008	2007
West	$81,686	$419,471	$(337,785)
Mountain	66,606	24,194	42,412
East	17,371	29,057	(11,686)
Other Homebuilding	8,850	42,832	(33,982)

Subtotal	174,513	515,554	(341,041)

Housing Completed or Under Construction (Held-for-Development)
West	48,437	135,081	(86,644)
Mountain	16,514	5,912	10,602
East	8,514	12,998	(4,484)
Other Homebuilding	9,177	15,901	(6,724)

Subtotal	82,642	169,892	(87,250)

Land and Land Under Development (Held-for-Sale)
West	21,846	26,942	(5,096)
Mountain	150	-	150
East	1,270	-	1,270
Other Homebuilding	6,315	13,765	(7,450)

Subtotal	29,581	40,707	(11,126)

Intangible and Other Assets	11,419	468	10,951

Consolidated Asset Impairments	$298,155	$726,621	$(428,466)

The impairments of our held-for-development inventories incurred during the year ended December 31, 2008, primarily resulted from decreases in home sales prices and/or increases in Sales Price Incentives offered as a result of: (1) lower home sales prices currently being offered by our competitors; (2) efforts to maintain homes in Backlog; (3) continued high levels of home foreclosures; (4) affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase. Additionally, during the 2008 third quarter, we increased the discount rates used in our estimated discounted cash flow assessments from a range of 10% to 18% to a range of 13% to 21%. This change resulted from increased risks and uncertainties in the homebuilding industries due to, among other things, the on-going deterioration in the market value of land and homes as well as homebuyers’ inability to qualify for mortgage loans. The impairments of our held-for-development inventories were increased by approximately $14 million as a result of the increase in our estimated discount rates.

The impairments of held-for-development inventories in the Mountain and West segments were significantly higher than impairments recorded in our other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, we generally experienced more significant reductions in our average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the Mountain and West segments comprised 39% and 35%, respectively, of our consolidated homebuilding inventories at December 31, 2008. We also believe that buyers of our homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in our Utah market, which experienced a greater decline in demand for new homes during 2008 than have our other homebuilding segments.

During the year ended December 31, 2008 and 2007, we recorded impairments of $29.6 million and $40.7 million, respectively, on our held-for-sale inventory, primarily in the West segment. The 2008 impairments primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land available for sale. Also contributing to these impairments was the decision that the best economic value to the Company of these lots was to sell them in their current condition as opposed to holding the lots and eventually building and selling homes on them. The decrease in the impairments of our held-for-sale inventory during 2008 primarily resulted from lower exposure to impairments of held-for-sale assets as we closed on the sale of a significant number of lots during 2007 and early 2008.

Additionally, during the year ended December 31, 2008, we incurred $11.4 million of impairments associated with intangible and other assets. These impairments primarily related to deferred marketing costs, such as certain selling costs associated with model homes that were abandoned during the year either because of a determination that the best use of the asset was to sell it in its current condition or because of changing home styles in a subdivision, which resulted in certain model homes no longer being used for the sale of new homes.

The following table sets forth the inventory impairments (excluding intangible and other assets) that were recorded on a quarterly basis during 2008 and 2007, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for- Sale	Total Inventory Impairments
March 31, 2008	$47,570	$6,096	$53,666	$218,526	2,628	94
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
September 30, 2008	83,340	7,480	90,820	213,498	3,474	151
December 31, 2008	54,221	2,807	57,028	165,656	2,177	132

Consolidated	$257,155	$29,581	$286,736

March 31, 2007	$136,422	$5,000	$141,422	$381,117	3,284	52
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153

Consolidated	$685,446	$40,707	$726,153

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$43,760	$70,539	$(26,779)	-38%
Mountain	13,059	21,019	(7,960)	-38%
East	8,924	13,395	(4,471)	-33%
Other Homebuilding	6,139	12,135	(5,996)	-49%

Consolidated	$71,882	$117,088	$(45,206)	-39%

The lower marketing expenses for each of our homebuilding segments primarily resulted from decreases of: (1) $22.5 million in advertising expenses during the year ended December 31, 2008, as we continued to reduce our overall advertising costs in response to the decreased levels of home orders and closings, as well as having fewer active subdivisions during 2008; (2) $8.9 million in sales office expenses during 2008, in connection with having fewer model homes at December 31, 2008; and (3) $9.6 million of amortization of deferred marketing costs as a result of closing fewer homes during the year ended December 31, 2008.

Commission Expenses.  Commission expenses primarily include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$25,671	$59,890	$(34,219)	-57%
Mountain	11,338	18,925	(7,587)	-40%
East	7,937	10,358	(2,421)	-23%
Other Homebuilding	5,349	8,778	(3,429)	-39%

Consolidated	$50,295	$97,951	$(47,656)	-49%

Commission expenses within all of our homebuilding segments decreased during the year ended December 31, 2008, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to closing fewer homes and the declines in the average selling price of closed homes.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$52,304	$117,743	$(65,439)	-56%
Mountain	21,296	35,855	(14,559)	-41%
East	18,434	29,781	(11,347)	-38%
Other Homebuilding	13,618	27,076	(13,458)	-50%

Total Homebuilding	105,652	210,455	(104,803)	-50%
Financial Services and Other	25,790	40,445	(14,655)	-36%
Corporate	67,247	55,815	11,432	20%

Consolidated	$198,689	$306,715	$(108,026)	-35%

General and administrative expenses for each of our homebuilding segments decreased during the year ended December 31, 2008. These reduced expenses resulted from various cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. We consolidated certain homebuilding divisions and reduced employee headcount as of December 2008 from December 2007 by 53%, 40%, 26% and 38% in our West, Mountain, East and Other Homebuilding segments, respectively. Through these efforts, we have reduced our homebuilding divisions to 10 as of December 31, 2008 from 12 at December 31, 2007, allowing us to consolidate office space in many of our markets throughout 2007 and into 2008.

The decrease in general and administrative expenses during the year ended December 31, 2008 for the homebuilding segments was most notable within the West segment, primarily resulting from the following: (1) a $22.5 million decrease in employee compensation and other employee-related benefit costs; (2) a $13.2 million decrease in inter-company supervisory fees (“Supervisory Fees”); (3) an $8.5 million decrease in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions; (4) a $4.9 million decrease in write-offs of pre-acquisition costs and deposits on lot option contracts due to having fewer lot option contracts during 2008 and associated deposits that were required to be written-off; (5) a $4.8 million decrease in legal expenses as a result of resolving construction defect claims; (6) a $4.8 million decrease in other expenses primarily relating to reductions in warranty reserves that were established through general and administrative expenses during previous reporting periods; and (7) a $3.7 million decrease in restructuring related expenses as we exited more office facilities during 2007 than in 2008 during our efforts to consolidate homebuilding divisions.

The decline in general and administrative expenses during the year ended December 31, 2008 in our Mountain segment primarily resulted from decreases of: (1) $7.4 million in employee compensation and other employee-related benefit costs; (2) $3.0 million in write-offs of pre-acquisition costs and deposits on lot option contracts due to having fewer lot option contracts during 2008 and associated deposits that were required to be written-off; (3) $1.8 million in Supervisory Fees; and (4) $1.1 million in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding divisions.

The decline in general and administrative expenses during the year ended December 31, 2008 in our East segment primarily resulted from decreases of: (1) $4.7 million in write-offs of pre-acquisition costs and deposits on lot option contracts due to having fewer lot option contracts during 2008 and associated deposits that were required to be written-off; (2) $2.7 million in employee compensation and other employee-related benefit costs; (3) $2.2 million in office-related expenses and depreciation resulting from fewer office facilities being occupied as we consolidated our homebuilding division; and (4) a $1.7 million in Supervisory Fees.

The decline in general and administrative expenses during the year ended December 31, 2008 in our Other Homebuilding segment was due in part to: (1) a $4.3 million decrease in employee compensation and other employee-related benefit costs; (2) a $4.1 million decrease in write-offs of pre-acquisition costs and deposits on lot option contracts due to having fewer lot option contracts during 2008 and associated deposits that were required to be written-off; and (3) a $1.6 million decrease in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses declined during the year ended December 31, 2008, primarily resulting from the following decreases: (1) $7.6 million in compensation-related costs, as we reduced our employee headcount for this segment by 44% from December, 2007; (2) $2.0 million of losses associated with repurchased mortgage loans; (3) $2.8 million primarily associated with our incurred but not reported insurance reserves as the number of homes closed decreased significantly during 2008; and (4) $1.2 million in office-related expenses, as we reduced the number of office facilities we occupied since December 2007.

In our Corporate segment, general and administrative expenses increased during the year ended December 31, 2008, primarily resulting from the following: (1) a decline of $18.3 million in Supervisory Fees received from our other segments; (2) a $1.9 million increase associated with execution of revised employment agreements for our Chief Executive Officer and Chief Operating Officer; and (3) a $1.7 million increase associated with the write-off of certain capitalized costs associated with the amendment to our Homebuilding Line. These items partially were offset by the following decreases: (1) $5.4 million in employee compensation and other employee-related benefit costs as we reduced our employee headcount for this segment by 18% from December, 2007; (2) $3.9 million in travel-related and entertainment expenses; and (3) $2.4 million in office-related and depreciation expenses.

Related Party Expenses.  Related party expenses decreased from $1.4 million for the year ended December 31, 2007 to $18,000 for the year ended December 31, 2008. The decrease in the 2008 expense is the result of MDC not pledging to make a contribution to the MDC/Richmond American Homes Foundation (the “Foundation”). We committed to contributing $1.0 million in the form of MDC common stock for 2007 to the Foundation for which we contributed 26,932 shares of MDC common stock to the Foundation in fulfillment of our 2007 commitment. Also contributing to the decrease was the result of the resignation during 2007 of a Director who had provided monthly services to the Company.

The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code (“I.R.C.”). Certain directors and officers of the Company are the trustees and/or officers of the Foundation. The Foundation takes action with respect to shares held by it, including the voting of such shares, by majority vote of at least three members of the board of trustees and, accordingly, none of the trustees should be deemed to beneficially own such shares.

Other Income (Expense).  Other income (expense) was $17.5 million and $47.6 million during the years ended December 31, 2008 and 2007, respectively. The decrease resulted from an $19.9 million decline in interest income, net as a result of expensing $18.0 million of interest incurred during 2008 on our senior notes that could not be capitalized and the impact of lower interest rates on our cash and cash equivalent balances. This was partially offset by increases in our average cash balance during 2008 resulting from our on-going efforts to limit inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents consisted of funds in liquid, cash equivalents. Also contributing to the decrease in other income (expense) during 2008 was the impact of recording a $10.3 million gain on the sale of two aircraft during 2007.

(Loss)/Income Before Income Taxes.  The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Homebuilding
West	$(157,103)	$(621,774)	$464,671	-75%
Mountain	(112,251)	(11,395)	(100,856)	885%
East	(36,021)	(38,748)	2,727	-7%
Other Homebuilding	(33,300)	(92,251)	58,951	64%

Total Homebuilding	(338,675)	(764,168)	425,493	-56%
Financial Services and Other	11,678	23,062	(11,384)	-49%
Corporate	(55,138)	(15,358)	(39,780)	-259%

Consolidated	$(382,135)	$(756,464)	$374,329	-49%

The results of operations for all of our homebuilding segments and our Financial Services and Other segment during the year ended December 31, 2008 continued to be affected adversely by weaker United States and global economies, homebuyers’ reluctance to purchase new homes based on concerns associated with unemployment levels, uncertainty as to the severity and duration of the current recession in the United States economy, the absence of liquidity in the financial services market, decline in homebuyer demand for new homes and other contributing factors as more fully described in our Executive Summary section of this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”).

In our West segment, the loss before income taxes during the year ended December 31, 2008 was lower primarily due to a $429.5 million decrease in inventory impairments, a combined decrease of $126.4 million in general and administrative, commission and sales and marketing expenses, and a 260 basis point increase in Home Gross Margins, partially offset by the impact of closing 2,533 fewer homes. In our Mountain segment, our loss before income taxes during the year ended December 31, 2008 increased primarily due to the following: (1) a $53.2 million increase in inventory impairments; (2) a decrease in Home Gross Margins of 980 basis points; and (3) the impact of closing 687 fewer homes. Partially offsetting these items was a combined decrease in general and administrative, commission and sales and marketing expenses of $30.1 million.

Loss before income taxes in our East segment decreased during the year ended December 31, 2008 primarily due to a 520 basis point decrease in Home Gross Margins and closing 183 fewer homes, partially offset by a decrease of $14.9 million in inventory impairments and a combined decrease of $18.2 million in general and administrative, commissions and sales and marketing expenses. In our Other Homebuilding segment, the decrease in loss before income taxes for the year ended December 31, 2008 primarily resulted from a $48.2 million decrease in inventory impairments and a combined decrease of $22.9 million in general and administrative expenses, commissions and sales and marketing expenses. These items partially were offset by the impact of closing 304 fewer homes.

Income before income taxes in our Financial Services and Other segment was lower during the year ended December 31, 2008, primarily resulting from realizing lower gains on sales of mortgage loans, as the dollar volumes of mortgage loan originations and mortgage loans sold declined in conjunction with building and closing fewer homes and decreases in insurance revenue due to lower insurance premiums collected from our homebuilding subcontractors as a result of the decline in home construction levels. These items were offset partially by reductions in general and administrative expenses for this segment. Loss before income taxes in our Corporate segment was higher during the year ended December 31, 2008 due to a decrease in Supervisory Fees charged to the Company’s other segments, and expensing $18.0 million of interest incurred during 2008 on our senior notes that could not be capitalized.

Income Taxes.  Our overall effective income tax rates were 0.4% and 15.8% for the years ended December 31, 2008 and 2007, respectively. The decreases in the effective tax rates during the year ended December 31, 2008, resulted primarily from an increase of $134.3 million in the deferred tax asset valuation allowance due to changes in the tax deductions that were ultimately realized during 2008 through federal or state carrybacks or through reversals of existing taxable temporary differences.

The following discussion compares results for the year ended December 31, 2007 with the year ended December 31, 2006.

Home Sales Revenue.  The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$1,676,731	$2,851,850	$(1,175,119)	-41%
Mountain	539,692	728,135	(188,443)	-26%
East	317,111	624,865	(307,754)	-49%
Other Homebuilding	252,432	472,660	(220,228)	-47%

Total Homebuilding	2,785,966	4,677,510	(1,891,544)	-40%
Intercompany adjustments	(19,985)	(26,954)	6,969	-26%

Consolidated	$2,765,981	$4,650,556	$(1,884,575)	-41%

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

Other Revenue.  The table below sets forth the components of other revenue (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Gains on sales of mortgage loans, net	$30,682	$58,262	$(27,580)	-47%
Broker origination fees.	7,014	9,632	(2,618)	-27%
Insurance revenue	17,241	25,367	(8,126)	-32%
Title and other revenue	14,611	15,141	(530)	-4%

Total other revenue	$69,548	$108,402	$(38,854)	-36%

Other revenue decreased significantly during the year ending December 31, 2007 primarily resulting from: (1) lower gains on sales of mortgage loans as we originated fewer mortgage loans during 2007, due to MDC closing 38% fewer homes and a decline in our Capture Rate (as defined below); and (2) decreases in insurance revenue due to lower insurance premiums collected from our homebuilding subcontractors as a result of the decline in home construction levels.

Home Cost of Sales.  The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Years Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$1,465,437	$2,207,255	$(741,818)	-34%
Mountain	449,219	603,246	(154,027)	-26%
East	261,057	433,594	(172,537)	-40%
Other Homebuilding	224,699	402,515	(177,816)	-44%

Total Homebuilding	2,400,412	3,646,610	(1,246,198)	-34%
Intercompany adjustments	(19,985)	(26,954)	6,969	-26%

Consolidated	$2,380,427	$3,619,656	$(1,239,229)	-34%

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

	Year Ended December 31,		Increase (Decrease)
Land and Land Under Development (Held-for-Development)	2007	2006
West	$419,471	$69,231	$350,240
Mountain	24,194	1,010	23,184
East	29,057	6,331	22,726
Other Homebuilding	42,832	5,265	37,567

Subtotal	515,554	81,837	433,717

Housing Completed or Under Construction (Held-for-Development)
West	135,081	20,636	114,445
Mountain	5,912	882	5,030
East	12,998	1,905	11,093
Other Homebuilding	15,901	1,618	14,283

Subtotal	169,892	25,041	144,851

Land and Land Under Development (Held-for-Sale)
West	26,942	937	26,005
Mountain	-	-	-
East	-	-	-
Other Homebuilding	13,765	1,600	12,165

Subtotal	40,707	2,537	38,170

Intangible Assets	468	2,612	(2,144)

Consolidated Asset Impairments	$726,621	$112,027	$614,594

The impairments recorded during 2007 increased significantly for each of our reportable segments, and most notably in our West segment. For each of our segments, the impairments on our held-for-development inventory primarily resulted from decreases in home sales prices and/or increases in Sales Price Incentives offered in an effort to: (1) remain competitive with home sales prices currently being offered by the Company’s competitors; (2) stimulate new home orders; (3) maintain homes in Backlog until they close; and (4) address affordability issues for new homes as homebuyers were experiencing difficulty in qualifying for mortgage loans. The impairments on our held-for-development inventory in the West segment were significantly higher than impairments recorded in our other homebuilding segments. This primarily resulted from the following: (1) the fact that our owned lots and active subdivisions in our West segment comprised nearly 53% of our consolidated owned lots and active subdivisions at December 31, 2007, and 61% and 50%, respectively, at December 31, 2006, resulting in approximately 48% and 62% of our total inventory being concentrated in our West segment at December 31, 2007 and 2006, respectively; (2) competition within the sub-markets of our West segment appeared to be more pronounced than in our other homebuilding segments and, as a result, we saw significant home price reductions offered by our competitors; (3) the homebuyers in our West segment were comprised largely of entry level homebuyers, compared with a wider range of homebuyers in our other homebuilding segments, and their ability to obtain suitable mortgage loan financing has been impacted more adversely from the decreased availability of mortgage loan products; and (4) the market value of homes in Arizona, California and Nevada increased more significantly than in other segments during 2004 and 2005, in large part due to a greater number of investors purchasing homes on a speculative basis, resulting in the values of homes in these markets being susceptible to greater declines, due to, among other factors, the exit of investors from the new home sales market. Consequently, a majority of the active subdivisions within each market of our West segment were impaired during 2007.

During 2007, we recorded impairments of $40.7 million on our held-for-sale inventory. These impairments primarily related to inventory in the California market of our West segment and the Florida market of our Other Homebuilding segment. The impairments in our West segment related to approximately 400 lots in 6 subdivisions and primarily resulted from a deterioration in related market conditions that led us to the conclusion that the best use of these assets was to sell them in their current condition. The impairments recorded in our Other Homebuilding segment primarily related to assets in our Tampa sub-market, which we were in the process of exiting at December 31, 2007.

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

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for- Sale	Total Inventory Impairments
March 31, 2007	$136,422	$5,000	$141,422	$381,117	3,284	52
June 30, 2007	158,642	2,408	161,050	448,372	4,427	83
September 30, 2007	242,782	6,168	248,950	873,038	7,074	132
December 31, 2007	147,600	27,131	174,731	397,045	4,891	153

Consolidated	$685,446	$40,707	$726,153

March 31, 2006	$-	$600	$600	$16,394	301	6
June 30, 2006	-	260	260	2,457	11	1
September 30, 2006	19,175	740	19,915	86,125	399	13
December 31, 2006	87,703	937	88,640	353,758	2,287	52

Consolidated	$106,878	$2,537	$109,415

Marketing Expenses.  The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$70,539	$77,572	$(7,033)	-9%
Mountain	21,019	20,739	280	1%
East	13,395	13,045	350	3%
Other Homebuilding	12,135	17,500	(5,365)	-31%

Total Homebuilding	$117,088	$128,856	$(11,768)	-9%

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

Commission Expenses.  The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$59,890	$90,457	$(30,567)	-34%
Mountain	18,925	23,784	(4,859)	-20%
East	10,358	19,646	(9,288)	-47%
Other Homebuilding	8,778	17,221	(8,443)	-49%

Total Homebuilding	$97,951	$151,108	$(53,157)	-35%

Commission expenses within each of our homebuilding segments decreased during 2007, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment. These decreases primarily were due to a corresponding decline of 41% in home sales revenue and were slightly offset by increases in the commission rates paid to outside brokers.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$117,743	$156,062	$(38,319)	-25%
Mountain	35,855	36,862	(1,007)	-3%
East	29,781	47,819	(18,038)	-38%
Other Homebuilding	27,076	39,386	(12,310)	-31%

Total Homebuilding	210,455	280,129	(69,674)	-25%
Financial Services and Other	40,445	58,059	(17,614)	-30%
Corporate	55,815	80,691	(24,876)	-31%

Consolidated	$306,715	$418,879	$(112,164)	-27%

General and administrative expenses for each of our homebuilding segments decreased during the year ended December 31, 2007. These reduced expenses resulted from various initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets, including consolidating a number of our homebuilding divisions and reducing employee headcount. Through those efforts, we reduced our homebuilding divisions to 12 as of December 31, 2007 from 23 and 27 at December 31, 2006 and 2005, respectively, allowing us to consolidate office space in many of our markets. Additionally, our employee headcount decreased throughout 2007 to approximately 2,170 at December 31, 2007, from a peak of approximately 4,200 at December 31, 2005 and approximately 3,200 at December 31, 2006.

The 2007 decrease in general and administrative expenses for the homebuilding segments was most notable within the West segment, which primarily resulted from the following decreases: (1) $28.2 million in employee compensation and other employee-related benefit costs; (2) $9.8 million of Supervisory Fees; and (3) $7.8 million in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. These items partially were offset by approximately $5.8 million in restructuring expenses incurred in 2007 in connection with consolidating 12 divisions to four at December 31, 2006 and 2007, respectively. General and administrative expenses decreased during 2007 in our East segment primarily due to: (1) decreases of $12.6 million in employee compensation and other employee-related benefit costs, as we lowered our headcount throughout 2007 by 33% from December 31, 2006 in this segment; and (2) a combined decrease of $2.6 million in depreciation and amortization and write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

General and administrative expenses in our Other Homebuilding segment was lower during 2007, resulting primarily from decreases of: (1) $7.5 million in employee compensation and other employee-related benefit costs, as we lowered our headcount throughout 2007 by 39% from December 31, 2006 in this segment; (2) $3.0 million in depreciation and amortization of our long-lived and intangible assets; and (3) $2.1 million in Supervisory Fees. In our Mountain segment, general and administrative expenses decreased slightly due to lower employee compensation and other employee-related benefit costs, as we decreased our headcount throughout 2007 by 25% from December 31, 2006 in this segment, partially offset by a $2.3 million increase in write-offs of pre-acquisition costs and deposits on lot options that we elected not to exercise.

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

Related Party Expenses.  Related party expenses were $1.4 million and $4.6 million for the years ended December 31, 2007 and 2006, respectively, and primarily relate to contributions we made or pledged to the Foundation. We committed to contributing $1.0 million and $3.3 million in the form of MDC common stock for 2007 and 2006, respectively, to the Foundation.

Other Income (Expense).  Other income (expense) was $47.6 million and $8.2 million during the years ending December 31, 2007 and 2006, respectively. The increase during the year ended December 31, 2007 primarily resulted from increases in interest income, net due to our cash balances being significantly higher throughout 2007, resulting from our on-going efforts to limit inventory acquisitions during the current homebuilding down cycle. Our cash and cash equivalents consisted of funds in highly liquid, cash equivalents. Also contributing to the increase was the sale of two aircraft during 2007, which resulted in gains of $10.3 million.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Homebuilding
West	$(621,774)	$235,954	$(857,728)	-364%
Mountain	(11,395)	43,490	(54,885)	-126%
East	(38,748)	104,706	(143,454)	-137%
Other Homebuilding	(92,251)	(12,709)	(79,542)	626%

Total Homebuilding	(764,168)	371,441	(1,135,609)	-306%
Financial Services and Other	23,062	45,186	(22,124)	-49%
Corporate	(15,358)	(83,490)	68,132	-82%

Consolidated	$(756,464)	$333,137	$(1,089,601)	-327%

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

In our West segment, the loss before income taxes during 2007 primarily was due to: (1) inventory impairments of $581.5 million; (2) a 1,000 basis point decrease in Home Gross Margins; and (3) closing 2,670 fewer homes. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $75.9 million during the year ended December 31, 2007. In our Mountain segment, the loss before income taxes during the twelve months ended December 31, 2007 primarily resulted from inventory impairments of $30.1 million and closing 854 fewer homes. These items in our Mountain segment partially were offset by a combined decrease in general and administrative and commission expenses of $5.9 million.

In our East segment, we recognized losses before income taxes during 2007 primarily due to: (1) inventory impairments of $42.1 million; (2) a decrease in Home Gross Margins of 1,290 basis points; and (3) closing 519 fewer homes. These items partially were offset by a combined decrease in general and administrative and commission expenses of $27.3 million during the year ended December 31, 2007. We recognized losses before income taxes during 2007 in our Other Homebuilding segment primarily resulting from: (1) inventory impairments of $72.5 million; (2) closing 885 fewer homes; and (3) a decrease in Home Gross Margins of 380 basis points. These items partially were offset by a combined decrease in general and administrative, marketing and commission expenses of $26.1 million during 2007.

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

Homebuilding Operating Activities—2008 Compared With 2007 (dollars in thousands).

The table below sets forth information relating to orders for homes.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Orders For Homes, net (Units)
Arizona	879	1,889	(1,010)	-53%
California	436	912	(476)	-52%
Nevada	537	1,282	(745)	-58%

West	1,852	4,083	(2,231)	-55%

Colorado	435	778	(343)	-44%
Utah	132	426	(294)	-69%

Mountain	567	1,204	(637)	-53%

Maryland	124	227	(103)	-45%
Virginia	193	308	(115)	-37%

East	317	535	(218)	-41%

Delaware Valley	61	116	(55)	-47%
Florida	246	424	(178)	-42%
Illinois	31	128	(97)	-76%
Texas	—	14	(14)	-100%

Other Homebuilding	338	682	(344)	-50%

Total	3,074	6,504	(3,430)	-53%

Estimated Value of Orders for Homes, net	$885,000	$2,107,000	$(1,222,000)	-58%

Estimated Average Selling Price of Orders for Homes, net	$287.9	$324.0	$(36.1)	-11%

Cancellation Rate	45%	48%	-3%

Orders for Homes.  Each of our homebuilding segments experienced declines in net home orders during the year ended December 31, 2008 and most notably within the West segment, where most of our homebuilding activity has been concentrated. Net home orders during 2008 for each of our markets were impacted adversely by the on-going and increased uncertainty in the overall United States and global economies including the reality of a recession in the United States economy. These and other factors which have impacted adversely our home orders in each market of our homebuilding segments have been described in the Executive Summary section of Item 7. We also believe that our net home orders during the twelve months ended December 31, 2008 were impacted negatively by our decision not to offer down payment assistance programs to our prospective homebuyers. These programs were offered by many of our competitors throughout much of 2008 until the October 2008 effective date of federal legislation prohibiting these programs. Additionally, net home orders in our Mountain segment declined significantly, particularly in our Utah market, as this market has experienced a greater decline in demand for new homes during 2008 than our other homebuilding segments. Also contributing to the decrease during 2008 was the impact of a 31% decline in the overall number of our active subdivisions from December 31, 2007, which was particularly significant in the markets of our Other Homebuilding, West and East segments, where our active subdivisions decreased by 62%, 41% and 30%, respectively, from December 31, 2007.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period.

Our consolidated Cancellation Rate during the year ended December 31, 2008 decreased to 45% from 48% during 2007. This decline resulted from a decrease in the Cancellation Rate in our West from 48% during the year ended December 31, 2007 to 42% during the year ended December 31, 2008 primarily due to a decrease in the number of contingent home orders received and the impact of mortgage loan origination requirements, which were significantly tightened beginning in the second half of 2007.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,		Increase (Decrease)
	2008	2007
West	15.2%	12.6%	2.6%
Mountain	7.0%	16.8%	-9.8%
East	12.5%	17.7%	-5.2%
Other Homebuilding	11.2%	11.0%	0.2%

Total	12.8%	13.9%	-1.1%

In our West segment, Home Gross Margins during the year ended December 31, 2008 were impacted positively by adjustments of $13.5 million to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments made during 2008 and a reduction of warranty reserves established with respect to construction defect claims for which the costs now are anticipated to be paid by third-party insurance carriers. Also contributing to the increase in Home Gross Margins for the West segment were adjustments to decrease our land development accruals of approximately $10.8 million primarily resulting from the release of obligations under performance bonds associated with subdivisions that no longer have homes to close. These positive adjustments were offset by the impact of decreases in the base selling prices of our homes and increases in Sales Price Incentives offered to our homebuyers during the year ended December 31, 2008.

Home Gross Margins in our Mountain segment decreased during the year ended December 31, 2008. This was caused by increases in home construction costs per closed home primarily resulting from changes in the size and style of homes that were closed during 2008. Also contributing to the decline in Home Gross Margins were decreases in the average selling prices of homes closed in the Utah market of this segment and an increase in interest expense in home cost of sales. Home Gross Margins in our East segment were impacted negatively by lower average selling prices of homes closed primarily due to significantly higher Sales Price Incentives offered to our homebuyers.

Also impacting Home Gross Margins during the years ended December 31, 2008 and 2007, was the impact of closing homes which were previously impaired as inventory impairments results in a lower lot cost basis and are not included in home cost of sales when initially recorded. For our West, Mountain, East and Other Homebuilding segments during the year ended December 31, 2008, we closed homes in subdivisions for which we recorded $192.7 million, $19.9 million, $12.3 million and $24.6 million, respectively, of inventory impairments. For our West, Mountain, East and Other Homebuilding segments during the year ended December 31, 2007, we closed homes in subdivisions for which we recorded $99.8 million, $7.1 million, $3.8 million and $10.9 million, respectively, of inventory impairments.

Additionally, we capitalize interest incurred on our senior notes and Homebuilding Line to our held-for-development homebuilding inventories during the period of active development and through the completion of construction. During the year ended December 31, 2008, interest expense included in home cost of sales as a percent of home sales revenue increased to 4.0%, compared with 2.0% during 2007. This increase resulted from the significant decline in our inventory levels over the last two years, during which time the amount of homebuilding and corporate interest incurred has been approximately the same each quarter. As a consequence, our active held-for-development inventory has been burdened with an increased level of capitalized interest.

Our Home Gross Margins also can be impacted materially by the deferral of Operating Profits in accordance with SFAS 66. The impact of deferring Operating Profits in accordance with SFAS 66 was not material to the results of operations during the year ended December 31, 2008 due to the significant decrease during 2008 in the number of mortgage loan originations that were interest only or had the homebuyer providing less than a 5% initial investment, as well as a significant increase in the origination of government mortgage loans. Home Gross Margins for the year ended December 31, 2007 were impacted positively by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 as of December 31, 2006 and recognized to home sales revenue during 2007.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment, including an increase in the severity and duration of the recession in the United States, as well as homebuyers’ reluctance to purchase new homes based on concerns about job security; (2) continued and/or increases in home foreclosure levels; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and continued high levels of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) continued deterioration in the demand for new homes in our markets; (6) fluctuating energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; and (9) other general risk factors. See “Forward-Looking Statements” above.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	1,313	2,801	(1,488)	-53%
California	590	1,136	(546)	-48%
Nevada	791	1,290	(499)	-39%

West	2,694	5,227	(2,533)	-48%

Colorado	576	818	(242)	-30%
Utah	268	713	(445)	-62%

Mountain	844	1,531	(687)	-45%

Maryland	192	288	(96)	-33%
Virginia	257	344	(87)	-25%

East	449	632	(183)	-29%

Delaware Valley	91	178	(87)	-49%
Florida	336	496	(160)	-32%
Illinois	74	105	(31)	-30%
Texas	—	26	(26)	-100%

Other Homebuilding	501	805	(304)	-38%

Total	4,488	8,195	(3,707)	-45%

Our home closings were down during the year ended December 31, 2008 for each market within our homebuilding segments, most notably within the West and Mountain segments where our homebuilding activity has been concentrated. Additionally, our Utah market of the Mountain segment experienced a greater decline in demand for new homes during 2008 than our other homebuilding segments. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 7.

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments.

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	158	592	(434)	-73%
California	49	203	(154)	-76%
Nevada	53	307	(254)	-83%

West	260	1,102	(842)	-76%

Colorado	72	213	(141)	-66%
Utah	42	178	(136)	-76%

Mountain	114	391	(277)	-71%

Maryland	58	126	(68)	-54%
Virginia	36	100	(64)	-64%

East	94	226	(132)	-58%

Delaware Valley	27	57	(30)	-53%
Florida	35	125	(90)	-72%
Illinois	3	46	(43)	-93%

Other Homebuilding	65	228	(163)	-71%

Total	533	1,947	(1,414)	-73%

Backlog Estimated Sales Value	$173,000	$650,000	$(477,000)	-73%

Estimated Average Selling Price of Homes in Backlog	$324.6	$333.8	$(9.2)	-3%

We define “Backlog” as homes under contract but not yet delivered. As further outlined in the Executive Summary section of this Item 7, our Backlog at December 31, 2008 decreased significantly from levels at December 31, 2007 for each market within our homebuilding segments, primarily resulting from an overall deterioration in demand for new homes, as homebuyers have elected not to make new home purchases during this downcycle; and reduced availability of credit for homebuyers caused by tightened mortgage loan underwriting criteria. The decrease in estimated Backlog sales value at December 31, 2008, compared with December 31, 2007, primarily was due to the 73% decrease in the number of homes in Backlog. Additionally, the estimated average sales price for homes in Backlog of $324,600 is higher than the estimated average selling prices of orders for homes and average selling price of closed homes during the year ended December 31, 2008, primarily due to additional incentives which may be offered during the home closing process

Average Selling Prices Per Home Closed.  The average selling price for our closed homes includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees. The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	$216.2	$247.4	$(31.2)	-13%
California	429.0	516.5	(87.5)	-17%
Colorado	352.1	346.3	5.8	2%
Delaware Valley	406.4	448.8	(42.4)	-9%
Florida	238.5	261.5	(23.0)	-9%
Illinois	347.9	372.4	(24.5)	-7%
Maryland	466.0	515.2	(49.2)	-10%
Nevada	244.6	296.2	(51.6)	-17%
Texas	N/A	129.6	N/A	N/A
Utah	333.0	355.5	(22.5)	-6%
Virginia	454.3	480.4	(26.1)	-5%
Total	$302.6	$337.5	$(34.9)	-10%

The average selling price of homes that we closed during the year ending December 31, 2008 decreased in most of our markets, primarily resulting from increased levels of home sales incentives and reduced sales prices in response to lower demand for new homes, increased levels of competition, increased home foreclosure levels and new home affordability issues resulting from the overall tightening of mortgage loan origination requirements. We experienced an increase in average selling price in our Colorado market during the year ended December 31 2008, primarily related to changes in the size and style of our single-family detached homes that were closed during this period.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	44	66	(22)	-33%
California	18	41	(23)	-56%
Nevada	24	39	(15)	-38%

West	86	146	(60)	-41%

Colorado	49	47	2	4%
Utah	22	23	(1)	-4%

Mountain	71	70	1	1%

Maryland	11	15	(4)	-27%
Virginia	12	18	(6)	-33%

East	23	33	(10)	-30%

Delaware Valley	3	4	(1)	-25%
Florida	7	20	(13)	-65%
Illinois	1	5	(4)	-80%
Other Homebuilding	11	29	(18)	-62%

Total	191	278	(87)	-31%

Active subdivisions decreased in most markets of our homebuilding segments during the year ended December 31, 2008, primarily due to our on-going efforts to manage our cash outflows through, among other things, limiting our purchase of new lots in each of our homebuilding segments during this current homebuilding downcycle.

Inventory.  Our inventory is comprised of land and land under development and housing completed or under construction. Land and land under development in our Consolidated Balance Sheets primarily includes land acquisition costs and land development costs associated with subdivisions where we have the intent to construct and sell homes. Also, we include land that is accounted for as held-for-sale as a component of land and land under development in our Consolidated Balance Sheets. Housing completed or under construction in our Consolidated Balance Sheet primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	$22,388	$96,631	$(74,243)	-77%
California	3,124	35,305	(32,181)	-91%
Nevada	32,732	94,685	(61,953)	-65%

West	58,244	226,621	(168,377)	-74%

Colorado	83,877	131,962	(48,085)	-36%
Utah	25,701	74,021	(48,320)	-65%

Mountain	109,578	205,983	(96,405)	-47%

Maryland	11,701	33,339	(21,638)	-65%
Virginia	31,472	53,779	(22,307)	-41%

East	43,173	87,118	(43,945)	-50%

Delaware Valley	3,755	13,232	(9,477)	-72%
Florida	3,924	12,548	(8,624)	-69%
Illinois	3,148	8,834	(5,686)	-64%

Other Homebuilding	10,827	34,614	(23,787)	-69%

Total	$221,822	$554,336	$(332,514)	-60%

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Arizona	$64,088	$169,394	$(105,306)	-62%
California	63,820	221,571	(157,751)	-71%
Nevada	38,033	76,695	(38,662)	-50%

West	165,941	467,660	(301,719)	-65%

Colorado	104,497	143,108	(38,611)	-27%
Utah	33,078	73,118	(40,040)	-55%

Mountain	137,575	216,226	(78,651)	-36%

Maryland	29,944	63,089	(33,145)	-53%
Virginia	41,127	71,277	(30,150)	-42%

East	71,071	134,366	(63,295)	-47%

Delaware Valley	13,202	27,987	(14,785)	-53%
Florida	20,911	35,569	(14,658)	-41%
Illinois	6,800	20,413	(13,613)	-67%

Other Homebuilding	40,913	83,969	(43,056)	-51%

Total	$415,500	$902,221	$(486,721)	-54%

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	December 31,		Increase (Decrease)
	2008	2007	Amount	%
Lots Owned
Arizona	1,458	2,969	(1,511)	-51%
California	839	1,491	(652)	-44%
Nevada	1,111	1,549	(438)	-28%

West	3,408	6,009	(2,601)	-43%

Colorado	2,597	2,992	(395)	-13%
Utah	642	863	(221)	-26%

Mountain	3,239	3,855	(616)	-16%

Maryland	176	302	(126)	-42%
Virginia	241	369	(128)	-35%

East	417	671	(254)	-38%

Delaware Valley	115	151	(36)	-24%
Florida	257	638	(381)	-60%
Illinois	141	191	(50)	-26%

Other Homebuilding	513	980	(467)	-48%

Total	7,577	11,515	(3,938)	-34%

Lots Controlled Under Option
Arizona	472	512	(40)	-8%
California	149	157	(8)	-5%
Nevada	95	4	91	N/A

West	716	673	43	6%

Colorado	184	262	(78)	-30%
Utah	-	-	-	0%

Mountain	184	262	(78)	-30%

Maryland	355	558	(203)	-36%
Virginia	592	1,311	(719)	-55%

East	947	1,869	(922)	-49%

Delaware Valley	40	327	(287)	-88%
Florida	471	484	(13)	-3%
Illinois	-	-	-	0%

Other Homebuilding	511	811	(300)	-37%

Total	2,358	3,615	(1,257)	-35%

Total Lots Owned and Controlled	9,935	15,130	(5,195)	-34%

Our total number of lots owned at December 31, 2008 (excluding homes completed or under construction) decreased 34% from December 31, 2007, primarily due to: (1) the transfer of lots from land to homes completed or under construction; (2) the sale of more than 1,800 lots, primarily in our West segment; and (3) our continued efforts to limit the number of land acquisitions. As a result, coupled with the additional 2008 impairments recorded on our land and land under development, we reduced our land and land under development by $332.5 million since December 31, 2007.

Additionally, we continued to evaluate the terms of our lot option contracts. As a result, we reduced our total lots under option by 35% from December 31, 2007 primarily by exercising our right to terminate lot option contracts with terms that no longer met our underwriting criteria.

Homebuilding Operating Activities—2007 Compared With 2006 (dollars in thousands).

The table below sets forth information relating to orders for homes.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Orders For Homes, net (Units)
Arizona	1,889	2,758	(869)	-32%
California	912	1,450	(538)	-37%
Nevada	1,282	2,048	(766)	-37%

West	4,083	6,256	(2,173)	-35%

Colorado	778	1,139	(361)	-32%
Utah	426	1,049	(623)	-59%

Mountain	1,204	2,188	(984)	-45%

Maryland	227	380	(153)	-40%
Virginia	308	462	(154)	-33%

East	535	842	(307)	-36%

Delaware Valley	116	138	(22)	-16%
Florida	424	519	(95)	-18%
Illinois	128	117	11	9%
Texas	14	169	(155)	-92%

Other Homebuilding	682	943	(261)	-28%

Total	6,504	10,229	(3,725)	-36%

Estimated Value of Orders for Homes, net	$2,107,000	$3,467,000	$(1,360,000)	-39%

Estimated Average Selling Price of Orders for Homes, net	$324.0	$338.9	$(14.9)	-4%

Cancellation Rate	48%	43%	5%

Orders for Homes.  Most of our homebuilding segments experienced declines in net home orders during the year ended December 31, 2007. Net home orders in each of our markets were impacted adversely by the overall deterioration in the homebuilding market. Factors which contributed to this market decline in each of our homebuilding segments included, among other things, on-going homebuyer concerns about declines in the market value of homes, as well as reduced availability of credit for homebuyers caused by tightening mortgage loan underwriting criteria and an overall reduction in liquidity in the mortgage industry. The 2007 decrease in our total new home orders was driven in large part by fewer net home orders in our West segment, as this market experienced the highest decrease in units sold, primarily resulting from our concentration within the markets of this segment. Additionally, our Utah market experienced a higher percentage decrease in 2007 than in our other markets as the demand for new home orders in Utah reached its peak during 2006.

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

Home Gross Margins.  The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,		(Decrease)
	2007	2006
West	12.6%	22.6%	-10.0%
Mountain	16.8%	17.2%	-0.4%
East	17.7%	30.6%	-12.9%
Other Homebuilding	11.0%	14.8%	-3.8%

Total	13.9%	22.2%	-8.3%

Our Home Gross Margins in all of our homebuilding reportable segments were impacted negatively by lower base selling prices of our homes and significantly higher Sales Price Incentives offered to our homebuyers, and higher land and construction costs as a percentage of home sales revenue, partially offset by recognizing $23.1 million in Operating Profits that had been deferred under SFAS 66 at December 31, 2006.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Arizona	2,801	3,353	(552)	-16%
California	1,136	1,788	(652)	-36%
Nevada	1,290	2,756	(1,466)	-53%

West	5,227	7,897	(2,670)	-34%

Colorado	818	1,463	(645)	-44%
Utah	713	922	(209)	-23%

Mountain	1,531	2,385	(854)	-36%

Maryland	288	444	(156)	-35%
Virginia	344	707	(363)	-51%

East	632	1,151	(519)	-45%

Delaware Valley	178	200	(22)	-11%
Florida	496	921	(425)	-46%
Illinois	105	174	(69)	-40%
Texas	26	395	(369)	-93%

Other Homebuilding	805	1,690	(885)	-52%

Total	8,195	13,123	(4,928)	-38%

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

Backlog.  The following table sets forth information relating to Backlog within each market of our homebuilding segments.

	December 31,		Increase (Decrease)
	2007	2006	Amount	%
Arizona	592	1,504	(912)	-61%
California	203	427	(224)	-52%
Nevada	307	315	(8)	-3%

West	1,102	2,246	(1,144)	-51%

Colorado	213	253	(40)	-16%
Utah	178	465	(287)	-62%

Mountain	391	718	(327)	-46%

Maryland	126	187	(61)	-33%
Virginia	100	136	(36)	-26%

East	226	323	(97)	-30%

Delaware Valley	57	119	(62)	-52%
Florida	125	197	(72)	-37%
Illinois	46	23	23	100%
Texas	-	12	(12)	-100%

Other Homebuilding	228	351	(123)	-35%

Total	1,947	3,638	(1,691)	-46%

Backlog Estimated Sales Value	$650,000	$1,300,000	$(650,000)	-50%

Estimated Average Selling Price of Homes in Backlog	$333.8	$357.3	$(23.5)	-7%

Our Backlog at December 31, 2007 decreased from levels at December 31, 2006 in each of our homebuilding segments and in most markets of these segments. Contributing to the decrease in Backlog at December 31, 2007 were declines in net home orders during the last six months of 2007, compared with the last six months of 2006 in most markets within each homebuilding segment and most markets within these segments. The decrease in Backlog at December 31, 2007 was most notable in our West segment, where Backlog declined by a combined 1,136 units from December 31, 2006 in Arizona and California. Backlog for Nevada at December 31, 2007 remained flat, compared with December 31, 2006, primarily due to sales incentives introduced in November and December of 2007, resulting in a significant number of new home orders received. Additionally, Backlog in our Mountain segment declined significantly, primarily in our Utah market, where demand for new homes decreased during 2007 from its peak during 2006.

Estimated Backlog sales value at December 31, 2007 decreased from December 31, 2006, primarily resulting from a 46% decrease in the number of homes in Backlog and a 7% decrease in the estimated average sales price of homes in Backlog. The decline in the estimated average sales price of homes in Backlog is consistent with the decrease in the average selling prices of homes closed during 2007, which were impacted by the factors contributing to the downturn in the homebuilding industry.

Average Selling Prices Per Home Closed.  The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Arizona	$247.4	$294.6	$(47.2)	-16%
California	516.5	558.7	(42.2)	-8%
Colorado	346.3	308.7	37.6	12%
Delaware Valley	448.8	405.7	43.1	11%
Florida	261.5	284.8	(23.3)	-8%
Illinois	372.4	367.5	4.9	1%
Maryland	515.2	558.0	(42.8)	-8%
Nevada	296.2	317.5	(21.3)	-7%
Texas	129.6	165.9	(36.3)	-22%
Utah	355.5	303.3	52.2	17%
Virginia	480.4	536.3	(55.9)	-10%
Total	$337.5	$354.4	$(16.9)	-5%

The average selling price of homes closed for the Company decreased during the year ended December 31, 2007, with the declines being most notable for each market within our West and East segments. These decreases resulted in part from increased levels of home sales incentives and reductions in sales prices required to close homes in response to lower demand for new homes and increased levels of competition in these markets. Additionally, during the year ended December 31, 2007, we experienced increases in the number of home order cancellations, which resulted in these homes being resold and closed as speculative homes, generally with lower prices or higher incentives. We experienced increases in average selling prices in our Delaware Valley, Colorado, Utah and Illinois markets during the year ended December 31, 2007, primarily related to changes in the style and size of our single-family detached homes that were closed during these periods. Also contributing to the higher average selling prices of homes closed in Utah was our ability to raise home sales prices due to the higher demand for new homes in the second half of 2006, compared with the same period during 2005 as a significant number of homes closed in 2006 were associated with sales made during 2005, compared with 2007 home closings which were associated with homes sold during 2006.

Active Subdivisions.  The following table displays the number of our active subdivisions within each market of our homebuilding segments.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Arizona	66	67	(1)	-1%
California	41	45	(4)	-9%
Nevada	39	41	(2)	-5%

West	146	153	(7)	-5%

Colorado	47	47	-	0%
Utah	23	22	1	5%

Mountain	70	69	1	1%

Maryland	15	19	(4)	-21%
Virginia	18	19	(1)	-5%

East	33	38	(5)	-13%

Delaware Valley	4	8	(4)	-50%
Florida	20	30	(10)	-33%
Illinois	5	6	(1)	-17%
Texas	-	2	(2)	-100%

Other Homebuilding	29	46	(17)	-37%

Total	278	306	(28)	-9%

Other Operating Results—2008 Compared With 2007 (dollars in thousands).

HomeAmerican Operating Activities.  The following table sets forth information relating to our HomeAmerican operations.

	Year Ended December 31,		Increase (Decrease)
	2008	2007	Amount	%
Principal amount of mortgage loans originated	$749,310	$1,233,948	$(484,638)	-39%
Principal amount of mortgage loans brokered	$170,898	$511,806	$(340,908)	-67%
Capture Rate	66%	55%	11%
Including brokered loans	79%	74%	5%
Mortgage product (% of mortgage loans originated)
Fixed rate	97%	82%	15%
Adjustable rate - interest only	1%	16%	-15%
Adjustable rate - other	2%	2%	0%

Prime loans(1)	48%	78%	-30%
Alt A loans(2)	0%	10%	-10%
Government loans(3)	52%	12%	40%
Sub-prime loans(4)	0%	0%	0%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.
(3)	Government loans are loans either insured by the FHA or guaranteed by the VA.
(4)	Sub-prime mortgage loans are non government insured mortgage loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased during the year ended December 31, 2008, primarily due to the Company closing 45% fewer homes, partially offset by increases in the 2008 Capture Rate. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased significantly during the year ended December 31. 2008, due in part to: (1) a decrease in the difference in interest rates for adjustable rate mortgage loans and fixed rate mortgage loans, making fixed rate loans more attractive for our homebuyers; and (2) a reduced demand by third-party purchasers for non-conforming mortgage loans. In response to reduced liquidity in the mortgage lending industry, we tightened our mortgage loan underwriting criteria by: (1) discontinuing the origination of Alt-A second mortgage loans and Non-Agency (defined as not being FNMA and FHLMC eligible) mortgage loans with combined-loan-to-values in excess of 95% during the second half of 2007; and (2) requiring larger down payments from homebuyers in communities where the market values of homes have been declining. As a result, during 2008, HomeAmerican originated fewer high loan-to-value mortgage loans and loans with related second mortgages and did not originate sub-prime and Alt-A mortgage loan products.

Additionally, during the year ended December 31, 2008, for mortgage loan originations where the homebuyer has not provided at least a 20% down payment, the Company experienced a significant shift from the origination of Prime loans to government loans. This shift primarily resulted from premiums for FHA mortgage loans being less expensive than mortgage insurance associated with prime loans.

Interest Activity.  We capitalize interest on our senior notes and Homebuilding Line during the period of active development and through the completion of construction of our homebuilding inventories in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). We capitalized all interest incurred during the years ended December 31, 2007 and 2006. As a result of the significant decrease in inventory levels during 2008 that are actively being developed, we incurred $18.0 million of interest during the year ended December 31, 2008 that could not be capitalized in accordance with SFAS 34. For a reconciliation of interest incurred, capitalized and expensed, see Note 16 to our Consolidated Financial Statements

Other Operating Results—2007 Compared With 2006 (dollars in thousands).

HomeAmerican Operating Activities.  The following table sets forth the information relating to our HomeAmerican operations.

	Year Ended December 31,		Increase (Decrease)
	2007	2006	Amount	%
Principal amount of mortgage loans originated	$1,233,948	$2,363,906	$(1,129,958)	-48%
Principal amount of mortgage loans brokered	$511,806	$701,498	$(189,692)	-27%
Capture Rate	55%	59%	-4%
Including brokered loans	74%	76%	-2%
Mortgage product (% of mortgage loans originated)
Fixed rate	82%	53%	29%
Adjustable rate - interest only	16%	40%	-24%
Adjustable rate - other	2%	7%	-5%

Prime loans	78%	57%	21%
Alt A loans	10%	37%	-27%
Government loans	12%	4%	8%
Sub-prime loans	0%	2%	-2%

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our balances of cash and cash equivalents, short-term investments, unsettled trades and capital resources, is currently being generated internally through cash flows from operations and from external sources, primarily our senior notes, line of credit and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement which allows us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

In response to the difficult conditions outlined in the Executive Summary section of this Item 7, we remained focused on our balance sheet and cash flow as evidenced by our generation of $479.5 million in cash from operations during the year ended December 31, 2008, which contributed to our December 31, 2008 cash and cash equivalent balances increasing to $1.3 billion from $1.0 billion at December 31, 2007.

Capital Resources.

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) our Mortgage Repurchase Facility. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Repurchase Facility. In December 2008, we reduced the amount of the Commitment on our Homebuilding Line from $1.25 billion to $800 million as we deemed it appropriate given the reduced need for financing in the current and foreseeable market conditions and in an effort to balance costs of financing with current market needs. Because of our current balance of cash, cash equivalents, short-term investments, unsettled trades and available capacity under our Homebuilding Line and Mortgage Repurchase Facility, we believe that our current capital resources are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A Risk Factors Relating to our Business. See “Forward-Looking Statements” above.

Lines of Credit and Notes Payable.

Homebuilding.  Our homebuilding line of credit is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit ratings and leverage ratio. Additionally, we incur costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. Accordingly, we incurred unused commitment fees of $2.2 million during the year ended December 31, 2008 and $1.8 million during each of the years ended December 31, 2007 and 2006 with respect to the Homebuilding Line. At December 31, 2008 and 2007, there were no borrowings under the Homebuilding Line and there were $26.6 million and $31.7 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending.  Effective November 12, 2008, HomeAmerican entered into a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. At December 31, 2008, we had $34.9 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement in accordance with SFAS 140 and reported under mortgage repurchase facility in the Consolidated Balance Sheets.

Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the Libor Rate plus the Libor Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility). The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) a minimum net income requirement, and (iv) a minimum Liquidity requirement (the foregoing terms are defined in the Mortgage Repurchase Facility).

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement (“Mortgage Line”), dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

General.  The agreements for our Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes are on file with the Securities and Exchange Commission (the “SEC”) and are listed as Exhibits in Part IV of this Annual Report on Form 10-K.

The financial covenants contained in the Homebuilding Line agreement include a leverage test. Under this test, our leverage ratio (as defined in the Homebuilding Line agreement) shall not be less than 50% and not more than 55%. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. At December 31, 2008, we did not maintain a 2.0 to 1.0 Interest Coverage Ratio (as defined in the Homebuilding Line agreement) and, as a result, our maximum permitted leverage ratio (as defined its Homebuilding Line agreement) is 50% as of December 31, 2008, a decrease from 55% as of December 31, 2007. However, this is an increase from 47.5% as of September 30, 2008 as a result of the amendment to the Homebuilding Line on December 22, 2008. This result, together with the decline in our consolidated stockholders’ equity, has resulted in a current reduction in our capacity to borrow under the Homebuilding Line from $800 billion to $539 million.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our Consolidated Tangible Net Worth (as defined) must not be less than: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

In addition to the foregoing covenants, the Homebuilding Line agreement specifies that Consolidated Tangible Net Worth must not be less than the sum of: (1) $650 million; (2) 50% of the Quarterly Consolidated Net Income of Borrower and the Guarantors (as defined) earned after September 30, 2008; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant could result in a termination of the facility.

Effective December 22, 2008, a cash flow/liquidity test was included in the Homebuilding Line. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company shall either maintain (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined which includes, among other things, cash, cash equivalents, short-term investments and unsettled trades), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500. million. The Company’s compliance with the cash flow/liquidity test shall be measured on a quarterly basis and the Company’s failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

Additionally, pursuant to the Homebuilding Line as amended on December 22, 2008, should there be a defaulting lender, the Company is required to: (i) prepay swing line loans or cash collateralize the defaulting lender’s share of the swing line loans and (ii) cash collateralize the defaulting lender’s share of the outstanding facility letters of credit.

As of December 31, 2008, the maximum amount of additional homebuilding and corporate indebtedness that we could have incurred under the most restrictive of the debt limitations described above was approximately $539 million.

MDC Common Stock Repurchase Program.

At December 31, 2008, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2008.

Consolidated Cash Flow.

Year Ended December 31, 2008.  We generated $479.5 million in cash from operating activities during the year ended December 31, 2008, primarily resulting from: (1) declines in our inventory levels through the sale of homes and land and limiting our new land purchases, the result of which was an increase to our cash of $526.3 million; and (2) decreasing our mortgage loans held-for-sale by $31.5 million as we originated fewer mortgage loans as a result of closing fewer homes at the end of the 2008 period, compared with the 2007 period. Also contributing to the cash flows from operating activities was $128.5 million of income before non-cash charges of $509.1 million. Our non-cash charges primarily relate to: (1) asset impairments; (2) deferred income taxes, including a valuation allowance; (3) depreciation and amortization; (4) losses on sales of assets; (5) write-offs of land option deposits and pre-acquisition costs; and (6) stock-based compensation expense. These cash increases partially were offset by a $113.4 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses. Also reducing our cash provided by operating activities was the impact of a $73.7 million increase in our income tax receivable primarily resulting from our anticipated 2008 net operating loss carryback, partially offset by receipt in January 2008 of our 2007 net operating loss carryback. Additionally, we made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million, which contributed to the $50.0 million of cash used from prepaid expenses and other assets, net. The deposit related to the IRS examination of our 2004 and 2005 federal income tax returns and was made to limit the interest charge on any potential audit adjustments.

During the year ended December 31, 2008, we used $113.4 million relating to investing activities, primarily due to the purchase of $94.8 million of short-term investments, partially offset by the maturity of $39.9 million of our investments. These investments were made seeking greater returns on securities whose original maturities to the Company were longer than three months. During 2008, we had $115.1 million of unsettled trades with The Reserve Primary Fund and The Reserve U.S. Government Fund, of which $57.1 million was settled prior to December 31, 2008. In January 2009, we received full payment of our principal balance of $52.8 million in The Reserve U.S. Government Fund account. See legal proceedings in Item 3 of this Annual Report on Form 10-K.

During the twelve months ended December 31, 2008, we used $66.1 million in cash from financing activities. This cash usage primarily resulted from $35.3 million in net payments on our Mortgage Line and Mortgage Repurchase Facility and $46.4 million in dividend payments, partially offset by cash proceeds of $12.0 million from the exercise of stock options.

Year Ended December 31, 2007.  We generated $592.6 million in cash from operating activities for the year ended December 31, 2007. We generated $533.1 million from a reduction in homebuilding inventories through: the construction, sale and closing of homes in the ordinary course of business; the sale of land resulting from a deterioration in the new home sales market that led us to the conclusion that the best use of certain assets was to sell them in their current condition; and the implementation of additional operating procedures intended to more closely control cash outflows associated with land purchases, land development and home construction costs, and tighter processes for approving new home starts. Additionally, we generated $206.3 million in cash from a reduction in our mortgage loans held in inventory and home sales and other receivables from December 31, 2006. The decline in mortgage loans held in inventory primarily was due to originating a higher volume of mortgage loans during the 2006 fourth quarter, compared with the 2007 fourth quarter, and the strategy of selling a majority of all Non-Agency mortgage loans faster after the closing of the home in 2007. Offsetting these cash proceeds was the use of $118.7 million to reduce accounts payable and accrued liabilities, primarily related to the payment of employee bonuses and homebuilding construction payables. Additionally, we used $154.3 million in cash to reduce income taxes payable, primarily to establish an income taxes receivable balance as a result of our 2007 net operating loss carryback and in connection with paying our 2006 tax obligations.

During the year ended December 31, 2007, we used $1.4 million in cash from investing activities. This cash usage primarily resulted from the purchase of a new aircraft offset by proceeds from the sale of two other aircraft.

During the twelve months ended December 31, 2007, we used $94.3 million in cash from financing activities. This cash usage primarily resulted from $60.3 million in net payments on our Mortgage Line and $45.8 million in dividend payments, partially offset by cash proceeds of $11.2 million from the exercise of stock options.

Year Ended December 31, 2006.  We generated $363.0 million in cash from operating activities for the year ended December 31, 2006. The increase in our cash primarily resulted from our net income, including non-cash activities, of $360.1 million and $135.9 million from decreases in our homebuilding inventories, as we focused on managing our balance sheet during this down cycle in the homebuilding industry. To that end, we reduced the total number of lots owned by 4,035 units, or 17%, from December 31, 2005. The decrease in total lots owned was led by the markets in our West segment, where we owned 2,890 fewer lots at December 31, 2006. This decline resulted from the deterioration in home demand conditions within each market of this segment. Also contributing to our cash provided by operating activities was $39.3 million from decreases in our home sales and other receivables and mortgage loans held in inventory, net. These decreases resulted from closing more homes during the 2005 fourth quarter, compared with the 2006 fourth quarter, and selling the high volume of mortgage loans that were originated for these closed homes during 2006. Partially offsetting these cash proceeds, we used $69.8 million to reduce our income tax payables, primarily relating to payments made during 2006 associated with our 2005 income tax obligations. Additionally, we used $55.2 million in cash associated with prepaid and other assets, net, primarily in relation to deferred marketing-related costs incurred in an effort to increase traffic in our home sales offices.

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

Off-Balance Sheet Arrangements.

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2008, we had non-refundable deposits of $5.1 million in the form of cash and $4.4 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation also includes certain costs we are required to reimburse the seller. At December 31, 2008, the total purchase price for lots under option and total capitalized pre-acquisition costs were $275 million and $1.0 million, respectively.

At December 31, 2008, we had outstanding performance bonds and letters of credit totaling approximately $172.3 million and $37.4 million, respectively, including $9.1 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We estimate that the costs to complete under our outstanding performance bonds and letters of credit is approximately $25 million and we expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2008.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt	$997,527	$-	$-	$498,825	$498,702
Interest on long-term debt	308,819	56,625	113,250	98,625	40,319
Purchase commitments	13,802	11,002	2,800	-	-
Operating leases	35,688	9,262	10,602	7,389	8,435
Retirement plans(1)	271	271	-	-	-

Total(2)	$1,356,107	$77,160	$126,652	$604,839	$547,456

(1)

Amounts represent our obligations under the Company’s 401(k) plan. Additionally, pursuant to the employment agreements with our two named executive officers of the Company, we have accrued at December 31, 2008, the present value of the expected annual retirement benefits of $15.3 million. These estimated liabilities have been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.

(2)

The table above excludes $34.9 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $172.3 million and $37.4 million, respectively, at December 31, 2008, which have been excluded from the table above.

IMPACT OF INFLATION AND CHANGING PRICES

Currently, we do not believe inflation is a significant immediate risk. Instead, deflation and deterioration in asset values as well as a deepening recession and associated job loss are the factors that we anticipate will shape our business during the near term. Real estate and residential housing prices are affected by a number of factors, including but not limited to uncertainty by potential homebuyers in the stability of the United States and global economies, inflation or deflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Uncertainty in the stability of the United States and global economies and significant volatility in the banking system and financial markets can, and has, caused potential homebuyers to refrain from committing to make significant purchases, including the purchase of new homes. In the event the volatility in the banking system and financial markets continues to remain high and the United States economy does not stabilize in the near term, our ability to sell new homes to potential homebuyers will be impacted negatively. See “Forward-Looking Statements” above.

Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. Also, deflation can cause the market value of our land and constructed homes to decline, which could negatively impact our results of operations. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have had a significant negative impact on our Home Gross Margins and results from operations. Additionally, through September 30, 2008 we saw significant increases in energy costs, as well as other inflationary pressures, all contributing to an overall weaker economic environment. Because we are primarily a suburban residential builder, if we experience increased energy costs and/or on-going inflationary pressures, demand for our homes could be impacted adversely and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. We adopted SFAS 159 during the 2008 first quarter, and it did not have a material impact on our financial position, results of operations or cash flows upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position SFAS 157-b (“FSP 157-b”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. During the 2008 first quarter, we adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. Although the adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow, we are now required to provide additional disclosures as part of our financial statements as set forth in Note 17 to our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). The objective of FSP 140-3 is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

Our current practice records the transfer as a sale and the repurchase agreement as a financing. FSP 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of FSP 140-3 is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. FSP 140-3 will be effective for us on January 1, 2009. Early adoption is prohibited. We are currently evaluating the potential impact of adopting FSP 140-3.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact SFAS 161 may have on our financial position, results of operations or cash flows upon adoption.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation (“FIN 39-1”) No. 39” modifying certain provisions of FIN 39, “Offsetting of Amounts

Related to Certain Contracts.” FIN 39-1 clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was our prior accounting practice. The impact of adopting the provisions of FIN 39-1 did not affect our Consolidated Financial Statements as of December 31, 2008.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS 163”). SFAS 163 requires that an insurance entity recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies the application of SFAS 60 “Accounting and Reporting by Insurance Enterprises” to financial guarantee insurance contracts and expands disclosure requirements surrounding such contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact SFAS 163 may have on our financial position, results of operations or cash flows upon adoption.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. We do not believe the adoption of FSP-EITF 03-6-1 will have a material impact on our earnings per share.

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 109 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 became effective for us on January 1, 2008. The adoption of SAB 109 did not have a material impact on our financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process that had not closed at December 31, 2008 had an aggregate principal balance of approximately $29.7 million, of which $25.2 million were under interest rate lock commitments at an average interest rate of 4.96%. In addition, HomeAmerican had $68.6 million of mortgage loans held-for-sale at December 31, 2008.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. During 2007 and 2006, we did not designate our derivatives as hedging instruments and recorded our forward sales commitments and locked pipeline as free standing derivatives, and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact our results of operations for 2007 or 2006. During the year ended December 31, 2008, upon adopting the fair value option under SFAS 159 for our mortgage loans held-for-sale, we attempted to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we were hedging without having to designate our derivatives as hedging instruments in accordance with SFAS 133. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we now record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. For commitments to originate mortgage loans that were converted to closed loans during 2008, we record the change in fair value of the associated lock at the time of closing as an adjustment to the cost basis in the underlying loan.

We utilize our Homebuilding Line, Mortgage Repurchase Facility and long-term debt in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. We do not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. See “Forward-Looking Statements” above.

At December 31, 2008, we had $34.9 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement in accordance with SFAS 140 and reported under mortgage repurchase facility in the Consolidated Balance Sheets. We may borrow on a short-term basis from banks under our Homebuilding Line, which bears interest at the prevailing market rates. Long-term debt outstanding under our senior notes, their maturities and estimated fair value at December 31, 2008 are as follows (dollars in thousands).

	Maturities through December 31,							Estimated Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
Fixed Rate Debt	$-	$-	$-	$149,282	$349,543	$498,702	$997,527	$961,793
Average Interest Rate	-	-	-	7.30%	5.74%	5.52%	5.86%	6.47%

Item 8.	Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 9, 2009

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$1,304,728	$1,004,763
Short-term investments	54,864	-
Unsettled trades (see Note 1)	57,687	-
Restricted cash	670	1,898
Receivables
Home sales receivables	17,104	33,647
Income taxes receivable	170,753	93,515
Other receivables	16,697	16,796
Mortgage loans held-for-sale, net	68,604	100,144
Inventories, net
Housing completed or under construction	415,500	902,221
Land and land under development	221,822	554,336
Property and equipment, net	38,343	44,368
Deferred tax asset, net of valuation allowance	-	160,565
Related party assets	28,627	28,627
Prepaid expenses and other assets, net (see Note 1)	79,539	71,884

Total Assets	$2,474,938	$3,012,764

LIABILITIES
Accounts payable	$28,793	$71,932
Accrued liabilities (see Note 6)	332,825	395,880
Related party liabilities	-	1,701
Mortgage repurchase facility (see Note 10)	34,873	-
Mortgage line of credit	-	70,147
Senior notes, net	997,527	997,091

Total Liabilities	1,394,018	1,536,751

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,715,000 and 46,666,000 issued and outstanding, respectively, at December 31, 2008 and 46,084,000 and 46,053,000 issued and outstanding, respectively, at December 31, 2007	467	461
Additional paid-in-capital	788,207	757,039
Retained earnings	292,905	719,841
Accumulated other comprehensive loss	-	(669)
Treasury stock, at cost; 49,000 and 31,000 shares at December 31, 2008 and December 31, 2007, respectively	(659)	(659)

Total Stockholders’ Equity	1,080,920	1,476,013

Total Liabilities and Stockholders’ Equity	$2,474,938	$3,012,764

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUE

Home sales revenue	$1,358,148	$2,765,981	$4,650,556
Land sales revenue	60,050	50,130	34,611
Other revenue	39,910	69,548	108,402

Total Revenue	1,458,108	2,885,659	4,793,569

COSTS AND EXPENSES

Home cost of sales	1,184,865	2,380,427	3,619,656
Land cost of sales	53,847	59,529	33,491
Asset impairments	298,155	726,621	112,027
Marketing expenses	71,882	117,088	128,856
Commission expenses	50,295	97,951	151,108
General and administrative expenses	198,689	306,715	418,879
Related party expenses	18	1,382	4,588

Total Operating Costs and Expenses	1,857,751	3,689,713	4,468,605

(Loss) Income from Operations	(399,643)	(804,054)	324,964

Other income (expense)
Interest income, net	17,470	37,322	8,303
Gain (loss) on sale of other assets	38	10,268	(130)

(Loss) income before income taxes	(382,135)	(756,464)	333,137
Benefit from (provision for) income taxes, net	1,590	119,524	(118,884)

NET (LOSS) INCOME	$(380,545)	$(636,940)	$214,253

(LOSS) EARNINGS PER SHARE

Basic	$(8.24)	$(13.94)	$4.77

Diluted	$(8.24)	$(13.94)	$4.66

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	46,159	45,687	44,952

Diluted	46,159	45,687	45,971

DIVIDENDS DECLARED PER SHARE	$1.00	$1.00	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCES AT DECEMBER 31, 2005	44,642,000	$447	$719,813	$1,232,971	$(622)	(12,000)	$(500)	$1,952,109
Comprehensive income
Net income	-	-	-	214,253	-	-	-	214,253
Minimum pension liability adjustment, net of income taxes of $(432)	-	-	-	-	(381)	-	-	(381)

Total comprehensive income								213,872

Shares issued	526,000	5	19,863	-	-	-	-	19,868
Tax benefit of non-qualified stock options exercised	-	-	4,391	-	-	-	-	4,391
Cash dividends paid	-	-	-	(44,963)	-	-	-	(44,963)
Unrestricted stock issuance and stock-based compensation expense	11,000	-	16,605	-	-	-	-	16,605
Forfeitures of restricted stock	-	-	159	-	-	(2,000)	(159)	-

BALANCES AT DECEMBER 31, 2006	45,179,000	452	760,831	1,402,261	(1,003)	(14,000)	(659)	2,161,882

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCES AT DECEMBER 31, 2006	45,179,000	452	760,831	1,402,261	(1,003)	(14,000)	(659)	2,161,882
Comprehensive loss
Net loss	-	-	-	(636,940)	-	-	-	(636,940)
Minimum pension liability adjustment, net of income taxes of $(413)	-	-	-	-	334	-	-	334

Total comprehensive loss								(636,606)

Adoption of FIN 48	-	-	-	293	-	-	-	293
Shares issued	905,000	9	16,308	-	-	-	-	16,317
Tax benefit of non-qualified stock options exercised	-	-	567	-	-	-	-	567
Cash dividends paid	-	-	-	(45,773)	-	-	-	(45,773)
Stock-based compensation expense	-	-	12,466	-	-	-	-	12,466
Forfeitures of restricted stock	-	-	-	-	-	(17,000)	-	-
Reversal of tax benefits on non-qualified stock options exercised in previous years	-	-	(33,133)	-	-	-	-	(33,133)

BALANCES AT DECEMBER 31, 2007	46,084,000	461	757,039	719,841	(669)	(31,000)	(659)	1,476,013

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCES AT DECEMBER 31, 2007	46,084,000	461	757,039	719,841	(669)	(31,000)	(659)	1,476,013
Net loss	-	-	-	(380,545)	-	-	-	(380,545)
Amendment to Executive employment agreements	-	-	-	-	669	-	-	669

Total comprehensive loss								(379,876)

Shares issued	631,000	6	12,991	-	-	-	-	12,997
Tax benefit of non-qualified stock options exercised	-	-	3,561	-	-	-	-	3,561
Cash dividends paid	-	-	-	(46,391)	-	-	-	(46,391)
Stock-based compensation expense	-	-	14,616	-	-	-	-	14,616
Forfeitures of restricted stock	-	-	-	-	-	(18,000)	-	-

BALANCES AT DECEMBER 31, 2008	46,715,000	$467	$788,207	$292,905	$-	(49,000)	$(659)	$1,080,920

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(380,545)	$(636,940)	$214,253
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Asset impairments	298,155	726,621	112,027
Deferred tax asset, net of valuation allowance	160,565	(35,685)	(70,561)
Amortization of deferred marketing costs	23,502	33,075	40,130
Write-offs of land option deposits and pre-acquisition costs	6,838	22,872	29,708
Depreciation and amortization of long-lived assets	9,208	14,267	18,900
Stock-based compensation expense	14,616	12,466	16,605
Excess tax benefits from stock-based compensation	(3,561)	(567)	(4,311)
Non-cash related party expenses	-	1,000	4,001
Gain on sale of assets, net	(6,241)	(869)	(990)
Other non-cash expenses	5,970	2,406	385
Net changes in assets and liabilities
Restricted cash	1,228	743	4,101
Home sales and other receivables	16,642	93,492	14,872
Income taxes receivable	(73,677)	(154,274)	(69,780)
Mortgage loans held-for-sale, net	31,540	112,759	24,473
Housing completed or under construction	404,079	106,558	116,396
Land and land under development	134,623	426,535	19,535
Prepaid expenses and other assets, net	(50,034)	(13,142)	(55,360)
Accounts payable	(43,139)	(99,073)	(30,742)
Accrued liabilities	(70,258)	(19,661)	(20,594)

Net cash provided by operating activities	479,511	592,583	363,048

INVESTING ACTIVITIES
Purchase of short-term investments	(94,767)	-	-
Proceeds from maturity of short-term investments	39,903	-	-
Unsettled trades (see Note 1)	(115,135)	-	-
Proceeds from settlement of unsettled trades	57,074	-	-
Sale of property and equipment	-	25,577	-
Purchase of property and equipment	(514)	(27,024)	(10,221)

Net cash used in investing activities	(113,439)	(1,447)	(10,221)

FINANCING ACTIVITIES
Lines of credit - advances	125,754	698,174	450,900
Lines of credit - payments	(195,901)	(758,494)	(476,965)
Mortgage repurchase facility	34,873	-	-
Dividend payments	(46,391)	(45,773)	(44,963)
Proceeds from exercise of stock options	11,997	11,206	7,306
Excess tax benefits from stock-based compensation	3,561	567	4,311

Net cash used in financing activities	(66,107)	(94,320)	(59,411)

Net increase in cash and cash equivalents	299,965	496,816	293,416
Cash and cash equivalents
Beginning of year	1,004,763	507,947	214,531

End of year	$1,304,728	$1,004,763	$507,947

The accompanying Notes are an integral part of these Consolidated Financial Statements.

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

Description of Business.  The Company’s homebuilding segments, through separate subsidiaries, have operations in Arizona, California, Colorado, Delaware Valley (which includes Pennsylvania, Delaware and New Jersey), Florida, Illinois (although the Company began to exit the Illinois market during the 2008 third quarter), Maryland, Nevada, Utah and Virginia (which includes Virginia and West Virginia). The primary functions of the Company’s homebuilding segments include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. The Company builds and sells primarily single-family detached homes which are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction.

The Company’s Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for the Company’s homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to the Company’s homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company’s homebuyers in Colorado, Delaware, Florida, Illinois, Nevada, Maryland, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily many of the Company’s homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year.

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

Concentration of Credit Risk.  To date, the Company’s home sales revenue has been generated largely from home closings in its Arizona, California, Colorado and Nevada markets. The Company conducts a significant portion of its business in these markets and generates a disproportionate amount of home sales revenue in these markets. New home sales and home price appreciation has significantly

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

declined during 2008 and 2007 in each of these markets. Continued slowdown within these markets could have a material adverse impact on the Company’s financial position and results of operations.

The following table discloses the percent of home sales revenue generated by each of these markets during the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Arizona	21%	26%	21%
California	19%	21%	21%
Nevada	14%	14%	19%
Colorado	15%	10%	10%

Total	69%	71%	71%

Historically, a substantial portion of mortgage loans originated by the Company had been sold to Countrywide Home Loans, Inc. and its affiliates (“Countrywide”). During the years ended December 31, 2008, 2007 and 2006, the Company sold approximately 23%, 51% and 54%, respectively, of the mortgage loans it originated to Countrywide. During the years ended December 31, 2008 and 2007, the Company increased the volume of loans sold to Wells Fargo Funding, Inc. to approximately 59% and 23% of mortgage loans sold during 2008 and 2007, respectively. Additionally, during the year ended December 31, 2008, the Company increased the volume of mortgage loans sold to Chase Manhattan Mortgage Corporation and its affiliates to approximately 13%.

Cash and Cash Equivalents.  The Company periodically invests funds in highly liquid investments with an original maturity of three months or less, such as commercial paper, money market funds and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. At December 31, 2008 and 2007, the Company had $20.0 million and $456.4 million, respectively, of time deposits included in cash and cash equivalents.

Short-term Investments.  Short-term investments are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). The Company classifies its short-term investments as held-to-maturity as it has both the ability and intent to hold these investments until their maturity date. Accordingly, the Company’s short-term investments are reported at amortized cost in the Consolidated Balance Sheets. At December 31, 2008, the Company’s short-term investments consisted of $30.0 million, $10.0 million and $14.9 million of time deposits, certificate of deposits and government agency debt, respectively, whose contractual maturities are less than 181 days.

Restricted Cash.  The Company receives cash earnest money deposits (“Deposits”) from customers for the sale of a home. In certain states the Company is restricted from using Deposits for general purposes, unless it takes measures to release state imposed restrictions on the Deposits received from homebuyers in conjunction with home sales, which may include posting blanket security bonds. In this regard, at December 31, 2008 and 2007, we had $4.5 million and $8.5 million outstanding in blanket security bonds used to release restrictions on certain Deposits.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Restricted cash consists primarily of Deposits that are restricted from being used by the Company for general purposes due to regulatory requirements in one of the markets in which the Company operates. The Company had $0.7 million and $1.9 million in restricted cash related to Deposits at December 31, 2008 and 2007, respectively.

Unsettled Trades.  On September 16, 2008, the Company delivered a timely redemption request to The Reserve Funds to redeem its investment in The Reserve’s Primary money market fund. The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. On September 17, 2008, the Company delivered a timely redemption request to The Reserve to redeem its investment from The Reserve’s U.S. Government Fund. Despite representations by The Reserve that the redemptions would be paid the same day as the redemption request, the amounts due to the Company were not distributed to the Company upon request of redemption. Accordingly, at December 31, 2008, the Company has presented the amounts due from The Reserve as unsettled trades on the Consolidated Balance Sheets and has presented the unsettled trades for the redemption request as a use of cash from investing activities in the Company’s Consolidated Statements of Cash Flows. At December 31, 2008, the Company had $5.3 million and $52.8 million of unsettled trades with The Reserve Primary Fund and The Reserve U.S. Government Fund, respectively. In January 2009, the Company received payment of $52.8 million from The Reserve U.S. Government Fund. While the Company believes that it made timely redemption requests to settle its investment in The Reserve Primary Fund on September 16, 2008, there are no assurances that the Company will ultimately receive this amount and, as such, the Company has established a valuation allowance of $374,000 against the unsettled trade associated with the redemption request of The Reserve Primary Fund as of December 31, 2008.

Home Sales Receivables.  Home sales receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, the Company will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held-for-Sale, Net.  Effective January 1, 2008, due to the adoption of the fair value option under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), mortgage loans held-for-sale are recorded at fair value based on quoted market prices and estimated market prices received from an outside third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 133”).

Prior to January 1, 2008, mortgage loans held-for-sale are stated at the lower of cost or market, which is calculated: (i) on an aggregate basis for similar mortgage loans made to consumers that are secured by residential real estate and are likely to be sold on the secondary market within 45 days, and (ii) on an individual basis for repurchased mortgage loans. Carrying values have been adjusted for fair value changes in exercised interest rate locks and for mortgage loan origination fees, discount points, and certain direct origination costs, which are initially deferred and recorded as an adjustment to the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

carrying value of the mortgage loan and are reflected in earnings when the mortgage loan is sold. Fair value is determined with reference to mortgage loan purchase commitments obtained from third-parties and by prevailing market prices.

Held-for-Development Inventories.  The Company’s held-for-development inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s inventories accounted for on a held-for-development basis include inventory associated with subdivisions where the Company intends to construct and sell homes on the land. The Company’s held-for-development subdivisions also include inventories associated with model and speculative homes. The Company capitalizes certain costs of inventory in accordance with the provisions of SFAS No. 67, “Accounting for Costs and Initial Rental Operation of Real Estate Projects” (“SFAS 67”). Accordingly, components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that the Company begins construction of a home on an owned lot. Costs capitalized to land and land under development primarily include: (1) land costs; (2) development costs for the land; (3) entitlement costs; and (4) title insurance, taxes and closing costs directly related to the purchase of the land parcel.

Homebuilding inventories that are accounted for as held-for-development are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. The Company determines impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, the Company reviews, among other things, the following for each subdivision:

•

actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for homes closed in the: (1) prior two completed fiscal quarters on an individual basis; (2) current fiscal quarter; (3) last six months; and (4) last twelve months;

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

•	market information for each sub-market, including competition levels, foreclosure levels and the size and style of homes currently being offered for sale; and

•	known or probable events indicating that the carrying value may not be recoverable.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

If events or circumstances indicate that the carrying value of the Company’s held-for-development inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. For subdivisions that continue to be held-for-development, the carrying value is not written up for increases in the estimated fair value of such subdivision in subsequent reporting periods. The Company determines the estimated fair value of each held-for-development subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. For the years ended December 31, 2007 and 2006, discount rates used in the Company’s estimated discounted cash flow assessments ranged from 10% to 18%. During the 2008 third quarter, the Company increased the discount rates used in its estimated discounted cash flows to a range of 13% to 21%. This change resulted from the Company’s perception of increased risks and uncertainties in the homebuilding industry due to, among other things, the on-going deterioration in the market value of land and homes as well as homebuyers’ inability to qualify for mortgage loans. Impairments on held-for-development inventory, together with impairments of the Company’s held-for-sale inventory and intangible and other assets, are presented as a separate line in the Consolidated Statements of Operations.

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

In certain circumstances, the Company will re-evaluate the best use of an asset that is currently being accounted for as held-for-development. In such situations, the Company will review, among other things: (1) average sales prices for homes that have closed, are in Backlog and forecasted for future sales; (2) current market conditions, including competition levels, estimated levels of competition in future reporting periods and home foreclosure levels; (3) estimated development costs that have yet to be incurred; and (4) the total number of lots owned in each subdivision and surrounding areas. If, based upon this evaluation, the Company believes that the best use of the asset is the sale of the inventory in its current condition, all or portions of the subdivision will be accounted for as held-for-sale, assuming all of the foregoing held-for-sale criteria have been met at the end of the applicable reporting period.

The Company records land held-for-sale at the lower of its carrying value or fair value less costs to sell. In performing the fair value less cost to sell evaluation for land, the Company considers, among

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

other things, prices for land in recent comparable sale transactions, internal developed market analysis studies, which include the estimated price a willing buyer would pay for the land (other than in a forced liquidation) and recent bona fide offers received from outside third-parties. If the estimated fair value less cost to sell held-for-sale inventory is less than the current carrying value, the inventory is written down to its estimated fair value less cost to sell. The Company monitors the fair value of held-for-sale inventories on a periodic basis through the disposition date. A subsequent increase in the fair value less cost to sell of held-for-sale inventories, if any, is recognized as a decrease to asset impairments in the Consolidated Statements of Operations during such subsequent period, but not in excess of the cumulative impairment that was previously recorded. During the years ended December 31, 2008, 2007 and 2006, the Company recorded impairments on its held-for-sale inventories of $29.6 million, $40.7 million and $2.5 million, respectively. Additionally, the Company had held-for-sale inventory of $12.1 million and $31.1 million at December 31, 2008 and 2007, respectively.

Asset Impairments.  The following tables set forth, by reportable segment, the asset impairments recorded during the twelve months ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Land and Land Under Development (Held-for-Development)
West	$81,686	$419,471	$69,231
Mountain	66,606	24,194	1,010
East	17,371	29,057	6,331
Other Homebuilding	8,850	42,832	5,265

Subtotal	174,513	515,554	81,837

Housing Completed or Under Construction (Held-for-Development)
West	48,437	135,081	20,636
Mountain	16,514	5,912	882
East	8,514	12,998	1,905
Other Homebuilding	9,177	15,901	1,618

Subtotal	82,642	169,892	25,041

Land and Land Under Development (Held-for-Sale)
West	21,846	26,942	937
Mountain	150	-	-
East	1,270	-	-
Other Homebuilding	6,315	13,765	1,600

Subtotal	29,581	40,707	2,537

Intangible and Other Assets	11,419	468	2,612

Consolidated Asset Impairments	$298,155	$726,621	$112,027

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The impairments of the Company’s held-for-development inventories incurred during the years ended December 31, 2008 and 2007, primarily resulted from decreases in home sales prices and/or increases in discounts on the sales price of the home (“Sales Price Incentives”) offered as a result of: (1) lower home sales prices currently being offered by the Company’s competitors; (2) efforts to maintain homes in Backlog; (3) continued high levels of home foreclosures; (4) affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase.

During the year ended December 31, 2008, the impairments of held-for-development inventories in the West and Mountain segments were significantly higher than impairments recorded in the Company’s other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appearing to be more pronounced than in the other homebuilding segments and, as a result, the Company generally experienced more significant reductions in its average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the Mountain and West segments comprised 39% and 35%, respectively, of the Company’s consolidated homebuilding inventories at December 31, 2008. The Company also believes that buyers of its homes in the West segment are largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing has been impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes in recent quarters, particularly in our Utah market, as this market has experienced a greater decline in demand for new homes during 2008 than in other homebuilding segments.

During the years ended December 31, 2007 and 2006, the impairment of held-for-development inventories in the West segment were significantly higher than impairments recorded in other homebuilding segments. This primarily resulted from the following: (1) the fact that the Company’s owned lots and active subdivisions in the West segment comprised nearly 53% of the consolidated owned lots and 53% of the active subdivisions at December 31, 2007, and 61% and 50%, respectively, at December 31, 2006, resulting in approximately 48% and 62% of the Company’s total inventory being concentrated in the West segment at December 31, 2007 and 2006, respectively; (2) competition within the sub-markets of the West segment appeared to be more pronounced than in the other homebuilding segments and, as a result, the Company saw significant home price reductions offered by its competitors; (3) the homebuyers in the West segment are comprised largely of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments, and their ability to obtain suitable mortgage loan financing has been impacted more adversely from the decreased availability of mortgage loan products; and (4) the market value of homes in Arizona, California and Nevada appreciated more significantly than in other segments during 2004 and 2005, from a larger number of investors purchasing homes on a speculative basis, resulting in values of homes in these markets being susceptible to greater declines, due in part from the exit of investors. Consequently, a majority of the active subdivisions within each market of our West segment was impaired during 2007.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The impairment of the Company’s held-for-sale inventory during the years ended December 31, 2008 and 2007 primarily resulted from significant decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land available for sale. Also contributing to these impairments were decisions that the best use of these assets was to sell them in their current condition at fair values that were significantly below their current carrying value in order to realize taxable losses.

Additionally, during the year ended December 31, 2008, the Company incurred $11.4 million of impairments associated with intangible and other assets. These impairments primarily related to deferred marketing costs, such as certain selling costs associated with model homes that were abandoned during the year either because of a determination that the best use of the asset was to sell it in its current condition or because of changing home styles in a subdivision, which resulted in certain model homes no longer being used for the sale of new homes.

The following table sets forth the current carrying value of the Company’s inventory that was impaired during the three months ended December 31, 2008. Accordingly, these carrying values represent the fair value of such inventory at December 31, 2008.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held-for- Development)	Land and Land Under Development (Held-for-Sale)	Total Fair Value of Impaired Inventory
West	$4,034	$44,049	$3,340	$51,423
Mountain	21,381	37,198	-	58,579
East	4,571	20,363	-	24,934
Other Homebuilding	3,058	24,107	3,555	30,720

Consolidated	$33,044	$125,717	$6,895	$165,656

Property and Equipment, Net.  Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 20 years. Depreciation and amortization expense for property and equipment was $8.8 million, $12.5 million and $14.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Accumulated depreciation and amortization at December 31, 2008 and 2007 was $26.0 million and $28.5 million, respectively. Additionally, during 2007, the Company sold two aircraft, which resulted in gains of $10.3 million.

Deferred Tax Asset, net.  Deferred tax assets and liabilities are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), and are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

be realized. At December 31, 2008 and 2007, based upon current facts and circumstances, the Company recorded a valuation allowance against its deferred tax assets of $294.3 million and $160.0 million, respectively.

Prepaid Expenses and Other Assets, Net.  The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2008	2007
Deferred marketing costs	$13,825	$38,404
IRS Deposits	35,562	-
Prepaid expenses	11,602	13,858
Land option deposits	5,951	6,890
Deferred debt issue costs, net	4,731	5,510
Other	7,868	7,222

Total	$79,539	$71,884

Deferred Marketing Costs.  Certain marketing costs related to model homes and sales offices and are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (A) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (B) services that have been performed to obtain regulatory approval of sales. Capitalized deferred marketing costs are included in prepaid and other assets in the Consolidated Balance Sheets and are amortized to marketing expense as the homes in the related subdivision are closed. The Company amortizes all capitalized marketing costs over the lesser of the first 100 homes closed in a subdivision or the total number of homes in a given subdivision. All other marketing costs are expensed as incurred.

IRS Deposit.  During 2008, the Company made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million related to the IRS examination of its 2004 and 2005 federal income tax returns. The deposit was made to limit the interest charge on any potential audit adjustments.

Land Option Deposits.  Land option deposits primarily include refundable and non-refundable deposits related to the Company’s lot option purchase contracts, which are capitalized in accordance with SFAS 67 if all of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable in that the Company is actively seeking and has the ability to acquire the property and there is no indication that the property is not available for sale. Land option deposits are expensed to general and administrative expense in the Consolidated Statements of Operations when the Company believes it is no longer probable that the lots under option will be acquired. The Company expensed to general and administrative expense in the Consolidated Statement of Operations $6.7 million, $23.4 million and $29.7 million in land option deposits and pre-acquisition costs for the years ended December 31, 2008, 2007 and 2006, respectively.

Variable Interest Entities.  In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

right to purchase land or lots at a future point in time with predetermined terms. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $5.1 million and $4.4 million, respectively, at December 31, 2008. At December 31, 2008, the Company had the right to acquire 2,358 lots under Option Contracts.

Pursuant to FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” as amended (“FIN 46R”), certain Options Contracts create a variable interest, with the land seller being a variable interest entity (“VIE”). A VIE is created when: (1) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (2) the entity’s equity holders as a group (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity; or (3) the entity’s equity holders have voting rights that are not proportionate to their economic interest, and the activities of the entity involve or are conducted on behalf of an investor with disproportionately fewer voting rights. If an entity is deemed to be a VIE pursuant to FIN 46R, the enterprise that is deemed to absorb a majority of the expected losses, receive a majority of the entity’s expected residual returns, or both, is considered the primary beneficiary and must consolidate the VIE. Expected losses and residual returns for VIEs are calculated based on the probability of estimated future cash flow, as defined in FIN 46R.

The Company has evaluated, based on the provisions of FIN 46R, all Option Contracts that were executed or had significant modifications during 2008 and 2007. Based on these evaluations, the Company’s interests in these VIEs did not result in significant variable interests or require MDC to consolidate the VIEs as MDC’s interests did not qualify it as the primary beneficiary of the expected residual returns or losses.

The Company periodically enters into Option Contracts with third-parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions in accordance with FIN 46R, as well as SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”). SFAS 49 provides guidance on identifying and accounting for product financing arrangements, which include: (1) land that is contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase land at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. Based on these evaluations at December 31, 2008, the Company recorded $3.4 million to other assets and accrued liabilities in the Consolidated Balance Sheets in accordance with SFAS 49. The Company evaluated all Option Contracts executed during 2007 subject to the provisions of SFAS 49 and, based on these evaluations at December 31, 2007, the Company determined that no asset or liability was required to be recorded prior to the date of purchase of the land.

Warranty Reserves.  The Company’s homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third-party warranties, the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. Reserves are determined based upon historical experience with respect to similar home styles and geographical areas. Certain factors are considered in determining the per-house reserve amount, including: (1) trends in the historical warranty payment levels, including the historical amount paid as a percent of home construction costs; (2) the historical range of amounts paid per house; (3) any warranty expenditures included in (1) and (2) not considered to be normal and recurring; (4) improvements in quality control and construction techniques expected to impact future warranty expenditures; and (5) expertise of division personnel.

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

The following table summarizes the warranty reserve activity for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Warranty reserve balance at beginning of year	$109,118	$102,033	$82,238
Warranty expense provisions	12,077	27,118	47,085
Warranty cash payments	(14,419)	(26,166)	(31,736)
Warranty reserve adjustments	(17,458)	6,133	4,446

Warranty reserve balance at end of year	$89,318	$109,118	$102,033

During the year ended December 31, 2008, the Company recorded adjustments to decrease its warranty reserve totaling $17.5 million. This decrease primarily resulted from adjustments totaling

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

$14.0 million to reduce its warranty reserve due to the downward trend in warranty payments incurred during 2008 and expected to be incurred in future reporting periods. Additionally, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had increased the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the year ended December 31, 2008.

Insurance Reserves.  The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by StarAmerican and Allegiant; (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted, and changing regulatory and legal environments. Insurance reserve adjustments during 2006 noted in the table below primarily relate to incurred but not realized adjustments received in conjunction with the Company’s annual actuarial estimates.

The following table summarizes the insurance reserve activity for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Insurance reserve balance at beginning of year	$57,475	$50,854	$35,570
Insurance expense provisions	5,780	10,729	15,501
Insurance cash payments	(4,302)	(4,080)	(5,524)
Insurance reserve adjustments	218	(28)	5,307

Insurance reserve balance at end of year	$59,171	$57,475	$50,854

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes a liability for anticipated losses under the representation and warranty provisions in its loan sale agreements associated with mortgage loans originated and sold to third-parties. These reserves are based upon, among other things: (1) pending claims the Company has received from third-party purchasers associated with previously sold mortgage loans; (2) historical loss experience; and (3) current trending loss experience. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. The reserves were immaterial during the years ended December 31, 2008, 2007 and 2006.

Revenue Recognition for Homebuilding Segments.  In the process of selling our homes, the Company negotiates the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliance, cabinetry, flooring, etc.), and any home sales incentive. The Company’s home sales incentives generally come in the form of: (1) Sales

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Price Incentives; (2) homebuyer closing cost assistance paid by Richmond to a third-party (“Closing Cost Incentives”); and (3) mortgage loan origination fees paid by Richmond to HomeAmerican (“Mortgage Loan Origination Fees”). The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees.

The Company recognizes revenue from home closings and land sales in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when the closing has occurred, title has passed, adequate initial and continuing investment by the buyer is received (i.e. down payments generally ranging from 5% to 20%), possession and other attributes of ownership have been transferred to the buyer and the Company is not obligated to perform significant additional activities after closing and delivery. If the buyer has provided sufficient initial and continuing investment, and all other revenue recognition criteria have been met, revenue is recognized using the full accrual method as provided in SFAS 66 on the date of closing. For home closings, the Company evaluates the initial investment for home purchase financing provided under Federal Housing Administration-insured and Veterans Administration-guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.”

The Company utilizes the installment method of accounting in accordance with SFAS 66 for home closings in which: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment as set forth in SFAS 66. Accordingly, the corresponding Operating Profit is deferred, by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, the Company recognizes such loss at the time the home is closed. The Company’s deferral of Operating Profit associated with homes that closed for which the initial or continuing investment criteria were not met was immaterial at December 31, 2008 and 2007.

Revenue Recognition for HomeAmerican.  The Company’s mortgage loans generally are sold to third-party purchasers with anti-fraud, warranty and limited early payment default provisions. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), sale of a mortgage loan has occurred when the following criteria have been met: (1) the payment from the third-party purchaser is not subject to future subordination; (2) the Company has transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) the Company does not have a substantial continuing involvement with the mortgage loan. Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third-party purchaser in accordance with the provisions of SFAS 140. Prior to the adoption of SFAS 159, the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Company deferred the application and origination fees, net of costs, and recognized them as revenue, along with the associated gains or losses on the sale of the mortgage loans and related servicing rights, when the mortgage loans were sold to third-party purchasers in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans.” The revenue recognized was reduced by the estimated fair value of any related guarantee provisions provided to the third-party purchaser, which was determined by the amount at which the liability could be bought in a current transaction between willing parties. The fair value of the guarantee provisions was recognized in revenue when the Company was released from its obligation under the terms of the loan sale agreements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS 159 became effective for the Company on January 1, 2008. On January 1, 2008, the Company elected to measure mortgage loans held-for-sale originated on or after January 1, 2008 at fair value. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under SFAS 133. The Company adopted SFAS 159 during the 2008 first quarter, and it did not have a material impact on its financial position, results of operations or cash flows upon adoption. Gains on sales of mortgage loans, net, were $21.7 million, $30.7 million and $58.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Home Cost of Sales.  Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives. The Company uses the specific identification method for the purpose of accumulating home construction costs and allocates costs to each lot within a subdivision associated with land acquisition and land development based upon relative market value of the lots prior to home construction. Lots within a subdivision typically have comparable market values, and the Company therefore generally allocates costs equally to each lot within a subdivision. The Company records all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, the Company generally has not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, the Company compares the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, the Company records an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. The Company monitors the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2008 and 2007, the Company had

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

$22.9 million and $42.3 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

The Company may offer to pay all or a portion of a homebuyer’s closing costs as an incentive. Closing Cost Incentives represent expenses that, over and above the price of the home, the Company and the homebuyer normally incur to complete the sales transaction. These costs may include items payable to third-parties such as mortgage loan origination fees, discount points, appraisal fees, document preparation fees, insurance premiums, title search and insurance fees, as well as government recording and transfer charges. The Company records Closing Cost Incentives at the time a home is closed and presents them as a component of home cost of sales in the Consolidated Statements of Operations in accordance with EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Stock-Based Compensation Expense.  The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and the Securities and Exchange Commission (the “SEC”), Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (“SAB 107”) for share-based payment awards. Accordingly, stock-based compensation expense for all share-based payment awards is based on the grant date fair value. The grant date fair value for stock option awards is estimated using the Black-Scholes option pricing model in accordance with the provisions of SFAS 123(R) and the grant date fair value for restricted stock awards is based upon the closing price of the Company’s common stock on the date of grant. The Company recognizes these compensation costs net of estimated forfeitures and recognizes stock-based compensation expense for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is currently the vesting term of up to seven years.

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. The Company estimated the annual forfeiture rate generally to be 10% to 25% for share-based payment awards granted to Non-Executives (as defined in Note 15) and 0% for share-based payment awards granted to Executives and Directors (as defined in Note 15), based on the terms of their awards, as well as historical forfeiture experience.

Derivative Financial Instruments.  SFAS No. 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method a company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, a company must document the results of the method used to assess hedge effectiveness on an on-going basis.

If a company either does not properly designate the “hedging relationship” or subsequently determines that the derivative instruments do not qualify for hedge accounting, the derivative

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

instruments are considered “free standing derivatives.” Free standing derivatives are marked-to-market and included in the Consolidated Balance Sheets as either derivative assets or liabilities with corresponding changes in fair value recorded to general and administrative expenses in the Consolidated Statements of Operations as they occur.

The Company utilizes certain derivative instruments in the normal course of business. These instruments include forward sales of mortgage-backed securities commitments, private investor sales commitments and commitments to originate mortgage loans (interest rate lock commitments or locked pipeline), all of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At December 31, 2008, the Company had $25.2 million in mortgage loans under interest rate lock commitments at an average interest rate of 4.96%. In addition, the Company had $68.6 million of mortgage loans in inventory available for sale at December 31, 2008.

During 2007 and 2006, the Company did not designate its derivatives as hedging instruments and recorded its forward sales commitments and its locked pipeline as free standing derivatives and applied the lower-of-cost-or-market method to account for mortgage loan inventory in accordance with SFAS No. 65, “Accounting for Certain Mortgage Banking Activities.” The effect of not designating the derivatives as hedging instruments did not materially impact the Company’s results of operations for 2007 or 2006. During the year ended December 31, 2008, upon adopting the fair value option under SFAS 159 for its mortgage loans held-for-sale, the Company attempted to achieve matching of the changes in the fair value of its derivatives with the changes in fair values of the loans they were hedging without having to designate its derivatives as hedging instruments in accordance with SFAS 133. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company now records the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. For commitments to originate mortgage loans that were converted to closed loans during 2008, the Company records the change in fair value of the associated lock at the time of closing as an adjustment to the cost basis in the underlying loan.

Advertising Expenses.  The Company expenses advertising costs as incurred. Advertising expenses were $14.1 million, $36.6 million and $43.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Net (Loss) Income Per Share.  The Company calculates (loss) earnings per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Pursuant to SFAS 128, basic EPS excludes the dilutive effect of common stock equivalents and is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the reporting period. Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock awards. Diluted EPS for the years ended December 31, 2008 and 2007 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

stock equivalents excluded from diluted EPS were 0.5 million shares and 0.8 million shares during the years ended December 31, 2008 and 2007, respectively.

	Year Ended December 31,
	2008	2007	2006
Basic (Loss) Earnings Per Share
Net (loss) income	$(380,545)	$(636,940)	$214,253

Basic weighted-average shares outstanding	46,159	45,687	44,952

Per share amounts	$(8.24)	$(13.94)	$4.77

Diluted (Loss) Earnings Per Share
Net (loss) income	$(380,545)	$(636,940)	$214,253

Basic weighted-average shares outstanding	46,159	45,687	44,952
Stock options, net	-	-	1,019

Diluted weighted-average shares outstanding	46,159	45,687	45,971

Per share amounts	$(8.24)	$(13.94)	$4.66

Recent Statements of Financial Accounting Standards.  In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS 159 during the 2008 first quarter, and it did not have a material impact on its financial position, results of operations or cash flows upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FASB Staff Position SFAS 157-b (“FSP 157-b”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b partially deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. During the 2008 first quarter, the Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-b. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements as set forth in Note 17 to the Company’s Consolidated Financial Statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). The objective of FSP 140-3 is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

The Company’s current practice records the transfer as a sale and the repurchase agreement as a financing. FSP 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing is before the maturity of the financial asset. The scope of FSP 140-3 is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. FSP 140-3 will be effective for the Company on January 1, 2009. Early adoption is prohibited. The Company is currently evaluating the potential impact of adopting FSP 140-3.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation (“FIN 39-1”) No. 39” modifying certain provisions of FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FIN 39-1 clarified the acceptability of the existing market practice of offsetting the amounts recorded for cash collateral receivables or payables against the fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting agreement, which was the Company’s prior accounting practice. The impact of adopting the provisions of FIN 39-1 did not affect the Company’s consolidated financial statements as of December 31, 2008.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In November 2007, the SEC issued Staff Accounting Bulletin 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). SAB 109 supersedes Staff Accounting Bulletin 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 109 clarifies that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. However, it retains the guidance in SAB 105 that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is effective on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 became effective for the Company on January 1, 2008. The adoption of SAB 109 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Reclassification

Prior to 2008, the Company included interest income, interest expense and gain (loss) on the sale of other assets as a component of other revenue in the Consolidated Statements of Operations. During 2008, the Company reclassified these amounts from other revenue and has included them as a component of other income (expense) in the Consolidated Statements of Operations. The following table discloses the reclassification made to the Company’s Statements of Operations for the years ended December 31, 2007 and 2006 in order to conform prior year balances with the current year’s presentation.

	Year Ended December 31,
	2007	2006
Other revenue - previously reported	$117,138	$116,575
Less:
Interest income	(38,903)	(17,119)
Interest expense	1,581	8,816
(Gain) loss on sale of other assets	(10,268)	130

Other revenue - reclassified	$69,548	$108,402

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Prior to 2008, the Company included its FIN 48 income tax liability as a component of income taxes receivable on the Consolidated Balance Sheets. During 2008, the Company reclassified its FIN 48 income tax liability to be included as a component of accrued liabilities on the Consolidated Balance Sheets. The following table discloses the reclassification made to the Company’s Consolidated Balance Sheet at December 31, 2007 in order to conform prior year balances with the current year’s presentation.

December 31, 2007
Total assets - previously reported	$2,956,237
FIN 48 income tax liability	56,527

Total assets - reclassified	$3,012,764

Certain other prior year balances have been reclassified to conform to the current year’s presentation.

3.	Supplemental Disclosure of Cash Flow Information

The table below sets forth supplemental disclosures of cash and non-cash financing activities (in thousands).

	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for
Interest paid, net of interest capitalized	$18,356	$2,042	$9,036
Income taxes	$100	$10,466	$256,926
Non-cash investing and financing activities
Tax benefit of non-qualified stock options exercised, net of (reversals) of tax benefits of non-qualified stock options exercised in previous years	$3,561	$(32,566)	$4,391
Accrual for purchase of property, plant and equipment	$3,078	$-	$-
Land acquisition financing arrangement	$3,424	$-	$-
Acquisition of community development district bonds	$-	$28,627	$-

4.	Information on Business Segments

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), defines operating segments as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance; and (5) American Home Title. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment, earns interest income on its cash, cash equivalents and short-term investments and incurs interest expense on its senior notes.

The following table summarizes revenue for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the revenue table below relate to Mortgage Loan Origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

	Year Ended December 31,
	2008	2007	2006
Revenue
Homebuilding
West	$785,451	$1,725,589	$2,870,966
Mountain	298,441	549,662	730,450
East	207,931	318,494	628,456
Other Homebuilding	146,745	253,595	493,592

Total Homebuilding	1,438,568	2,847,340	4,723,464
Financial Services and Other	33,681	55,543	96,987
Corporate	643	2,761	72
Intercompany adjustments	(14,784)	(19,985)	(26,954)

Consolidated	$1,458,108	$2,885,659	$4,793,569

The following table summarizes revenue and (loss) income before income taxes for each of the Company’s six reportable segments (in thousands). Inter-company supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes for each reportable segment in the

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

table below, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost.

	Year Ended December 31,
	2008	2007	2006
(Loss) Income Before Income Taxes
Homebuilding
West	$(157,103)	$(621,774)	$235,954
Mountain	(112,251)	(11,395)	43,490
East	(36,021)	(38,748)	104,706
Other Homebuilding	(33,300)	(92,251)	(12,709)

Total Homebuilding	(338,675)	(764,168)	371,441
Financial Services and Other	11,678	23,062	45,186
Corporate	(55,138)	(15,358)	(83,490)

Consolidated	$(382,135)	$(756,464)	$333,137

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily includes cash, cash equivalents and short-term investments.

	December 31,
	2008	2007
Homebuilding
West	$255,652	$747,835
Mountain	288,221	474,203
East	132,700	250,658
Other Homebuilding	56,846	125,003

Total Homebuilding	733,419	1,597,699
Financial Services and Other	139,569	174,617
Corporate	1,647,907	1,285,705
Intercompany adjustments	(45,957)	(45,257)

Consolidated	$2,474,938	$3,012,764

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Year Ended December 31,
	2008	2007	2006
Homebuilding
West	$20,455	$28,362	$33,946
Mountain	3,008	4,733	5,272
East	2,703	2,753	3,516
Other Homebuilding	2,025	5,975	10,273

Total Homebuilding	28,191	41,823	53,007
Financial Services and Other	1,030	462	306
Corporate	3,489	5,057	5,717

Consolidated	$32,710	$47,342	$59,030

5.	Mortgage Loans Held-for-Sale, Net

The following table sets forth the information relating to mortgage loans held-for-sale, net (in thousands).

	December 31,
	2008	2007
Mortgage loans
Conventional	$24,988	$76,039
FHA and VA	43,616	27,588

	68,604	103,627
Less
Deferred fees and other	-	(3,483)

Total	$68,604	$100,144

Mortgage loans held-for-sale consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 40 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 5.6% and 6.1% at December 31, 2008 and 2007, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

6.	Supplemental Balance Sheet Information

The following table sets forth information relating to accrued liabilities (in thousands).

	December 31,
	2008	2007
Accrued liabilities
Warranty reserves	$89,318	$109,118
Insurance reserves	59,171	57,475
FIN 48 income tax liability	63,404	56,527
Land development and home construction accruals	22,941	42,258
Accrued compensation and related expenses	22,245	33,883
Customer and escrow deposits	4,820	15,603
Accrued executive deferred compensation	15,254	13,531
Accrued interest payable	12,822	12,860
Other accrued liabilities	42,850	54,625

Total accrued liabilities	$332,825	$395,880

7.	Deferred Compensation Retirement Plans

During the 2008 third quarter, the Company entered into amended and restated employment agreements with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer. The modifications to the employment agreements included, among other things, a conversion of the annual retirement benefit from a salary based formula to a fixed amount. The annual retirement benefit in which Mr. Mizel and Mr. Mandarich currently are fully vested is $700,000 and $581,000, respectively. Under the provisions of the employment agreements, the annual retirement benefit will be increased to $1,000,000 for Mr. Mizel and $881,000 for Mr. Mandarich on December 31, 2010 and will be increased by an additional $333,333 with the completion of each succeeding two-year term up to an amount not to exceed $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich. However, the annual retirement benefit will increase to $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich prior to that date in the event of: (1) the executive’s death or total disability; (2) a termination by the Company without cause; or (3) the executive’s election to terminate his employment in the event of a change in control or material change in his employment.

The Company accounts for these employment agreements in accordance with Accounting Principles Board Opinion No. 12 and, as such, has accrued for the present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich, which are included as accrued executive deferred compensation in Note 6 above. Additionally, as a result of the modifications to the employment agreements, the Company recorded an additional $1.9 million in compensation expense during the year ended December 31, 2008.

The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. At its discretion, the Company may make annual matching

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

contributions. Prior to 2008, the matching contributions have been funded with a combination of cash and shares of MDC common stock. However, beginning in 2008, the matching contributions are funded exclusively with cash. The matching contribution expense recognized by the Company for the years ending December 31, 2008, 2007 and 2006 was $0.2 million, $0.6 million and $3.5 million, respectively.

8.	Income Taxes

The Company’s (benefit from) provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current tax (benefit) expense
Federal	$(154,931)	$(78,385)	$167,600
State	(7,224)	(5,454)	19,542

Total current	(162,155)	(83,839)	187,142

Deferred tax (benefit) expense
Federal	155,066	(25,358)	(62,704)
State	5,499	(10,327)	(5,554)

Total deferred	160,565	(35,685)	(68,258)

(Benefit from) provision for income taxes	$(1,590)	$(119,524)	$118,884

The (benefit from) provision for income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (dollars in thousands).

	Year Ended December 31,
	2008	2007	2006
Tax (benefit) expense computed at federal statutory rate	$(133,747)	$(264,762)	$116,598
State income tax (benefit) expense, net of federal benefit	(11,846)	(23,450)	10,327
Permanent differences	7,734	4,143	(4,331)
Liability for unrecognized tax benefits	2,000	4,545	(3,850)
Change in valuation allowance	134,269	160,000	-
Other, net	-	-	140

(Benefit from) provision for income taxes	$(1,590)	$(119,524)	$118,884

Effective tax rate	0.4%	15.8%	35.7%

Beginning in 2005, the American Jobs Creation Act of 2004 introduced a special 3% tax deduction under Internal Revenue Code Section 199, “Income Attributable to Domestic Production Activities” (“Section 199”). In 2006, this Section 199 deduction was accounted for as a permanent

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

difference and reduced current federal income tax expense. In 2007 and 2008, this item reduced the current federal income tax benefit as the carryback of the 2007 and 2008 federal taxable loss decreased the benefit originally claimed in the 2005 and 2006 federal tax returns.

During 2008, the Company recorded a net $2.0 million increase in its provision for income taxes, representing an increase in its liability for unrecognized tax benefits. This increase primarily related to additional liabilities established for uncertain tax positions related to prior years, partially offset by the release of liabilities due to the expiration of certain statute of limitations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	December 31,
	2008	2007
Deferred tax assets
Warranty, litigation and other reserves	$45,619	$57,757
Asset impairment charges	197,670	236,462
Accrued liabilities	9,661	9,138
Deferred revenue	792	652
Inventory, additional costs capitalized for tax purposes	5,951	8,246
Charitable contribution on carryforward	542	-
Stock-based compensation expense	13,758	9,775
Property, equipment and other assets, net	3,826	4,597
State net operating loss carryforward	22,426	6,698
Federal net operating loss carryforward	5,638	-

Total deferred tax assets	305,883	333,325
Valuation allowance	(294,269)	(160,000)

Total deferred tax assets, net of valuation allowance	11,614	173,325

Deferred tax liabilities
Deferred revenue	6,024	7,205
Inventory, additional costs capitalized for financial statement purposes	722	779
Accrued liabilities	709	808
Other, net	4,159	3,968

Total deferred tax liabilities	11,614	12,760

Net deferred tax asset	$-	$160,565

At December 31, 2008, the Company had $22.4 million in tax benefits associated with state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2012. Additionally, the Company had $5.6 million in tax benefits associated with $16.1 million of federal net operating loss carryforwards. These operating loss carryforwards, if unused, will expire in 2028.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company had a valuation allowance of $294.3 million at December 31, 2008, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

On January 1, 2007, the Company adopted the provisions of FIN 48. As a result of the implementation of FIN 48, the Company decreased its liability for unrecognized tax benefits by approximately $0.3 million, which was accounted for as an increase to the January 1, 2007 retained earnings balance. The following table summarizes the FIN 48 liability activity associated with unrecognized tax benefits for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007
Gross unrecognized tax benefits at beginning of year	$55,060	$18,739
Tax positions related to prior years	4,832	35,180
Tax positions related to the current year	(268)	1,824
Lapse of applicable statute of limitations	(495)	(683)

Gross unrecognized tax benefits at end of year	$59,129	$55,060

The increase in liabilities for unrecognized tax benefits from $55.1 million to $59.1 million is due primarily to potential Internal Revenue Service (“I.R.S.”) audit adjustments concerning deductions taken in the Company’s federal income tax returns. As the tax benefits of these tax deductions were originally accounted for as increases to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity, the establishment of the liability for unrecognized tax benefits was primarily accounted for as a decrease to additional paid-in-capital. The Company has included the gross unrecognized tax benefits as a component of accrued liabilities in the Consolidated Balance Sheets.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates were $11.6 million and $13.6 million at December 31, 2008 and 2007, respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability in accrued liabilities in the Consolidated Balance Sheets. The expense for interest and penalties reflected in the Consolidated Statements of Operations for the year ended December 31, 2008 and 2007 was approximately $1.9 million and $7.2 million (interest net of related tax benefits), respectively. The corresponding liabilities in the Consolidated Balance Sheets were $11.7 million and $9.8 million at December 31, 2008 and 2007, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may significantly decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit concerns various deductions taken in its 2004 and 2005 federal income tax returns, while various state income tax audits primarily

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

are concerned with apportionment-related issues. The estimated range of the reasonably possible decrease is $40 million to $50 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2008. The Company currently is under audit from the I.R.S for its 2004 and 2005 tax years. Additionally, the Company is subject to various state income tax examinations for the 1996 through 2008 calendar tax years. The Company currently is under state income tax examination in the states of California, Virginia and Arizona for various tax years.

9.	Related Party Transactions

During 2007, the Company committed to contributing $1.0 million to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999, in the form of shares of MDC common stock. During 2006, the Company committed to contributing $3.3 million to the Foundation. In June 2006 and January 2007, the Company contributed to the Foundation 29,798 and 24,703 shares of MDC common stock, respectively, in fulfillment of the 2006 commitments. During the year ended December 31, 2008, the Company did not pledge to make a contribution to the Foundation.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors, former Director and/or officers of the Company are the trustees of the Foundation at December 31, 2008, all of whom serve without compensation:

Name	Title

Larry A. Mizel	Trustee, Chairman, President and Assistant Secretary

Steven J. Borick	Trustee

Gilbert Goldstein	Trustee

David D. Mandarich	Trustee

The authority to vote all securities that the Foundation is entitled to vote is vested in the four member board of trustees and voting of the securities is determined by majority of the board of trustees. Accordingly, none of the trustees should be considered to beneficially own such securities. As permitted by the Foundation’s Bylaws, the Trustees have established an Investment Committee, consisting of, among other, Trustees Borick and Mizel, to supervise the finances of, and make investment decisions for, the Foundation in furtherance of its purposes. Also as permitted by the Bylaws, the Trustees have established a Donations Committee, consisting of Trustees Borick, Mandarich and Mizel, to supervise donations and make donation decisions for the Foundation in furtherance of its purposes.

During 2007, the Company entered into a transaction (the “Transaction”) with the Villages at Castle Rock Metropolitan District No. 6 (the “District”), whose board of directors is comprised of officers and employees of MDC. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

10.	Lines of Credit

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Homebuilding Line (as amended in December 2008) has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in the Company’s credit ratings and leverage ratio. Additionally, the Company incurs costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. Accordingly, the Company incurred unused commitment fees of $2.2 million during the year ended December 31, 2008 and $1.8 million during each of the years ended December 31, 2007 and 2006 with respect to the Homebuilding Line. At December 31, 2008 and 2007, there were no borrowings under the Homebuilding Line and there were $26.6 million and $31.7 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending.  Effective November 12, 2008, HomeAmerican entered into a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. At December 31, 2008, the Company had $34.9 million of mortgage loans that it is obligated to repurchase under the Mortgage Repurchase Facility.

Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the Libor Rate plus the Libor Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility). The Mortgage Repurchase Facility contains various

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) a minimum net income requirement, and (iv) a minimum Liquidity requirement (the foregoing terms are defined in the Mortgage Repurchase Facility).

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement in accordance with SFAS 140. Accordingly, at December 31, 2008, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations have been reported under mortgage repurchase facility in the Consolidated Balance Sheets.

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement (“Mortgage Line”), dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

The Company’s Mortgage Line had a borrowing limit of $100 million with terms that allowed for increases in the borrowing limit to an aggregate maximum of $400 million, subject to concurrence by the participating banks. Available borrowings under the Mortgage Line were collateralized by mortgage loans and mortgage-backed securities and were limited to the value of eligible collateral, as defined. At December 31, 2007, $70.1 million was borrowed and an additional $23.7 million was collateralized.

General.  The agreements for the Company’s Homebuilding Line and Mortgage Repurchase Facility require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants and the Company is not aware of any covenant violations.

The financial covenants contained in the Homebuilding Line agreement include a leverage test. Under this test, our leverage ratio (as defined in the Homebuilding Line agreement) shall not be less than 50% and not more than 55%. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. At December 31, 2008, the Company did not maintain a 2.0 to 1.0 Interest Coverage Ratio (as defined in the Homebuilding Line) and, as a result, the Company’s maximum permitted leverage ratio (as defined its Homebuilding Line agreement) is 50% as of December 31, 2008, a decrease from 55% as of December 31, 2007. However, this is an increase from 47.5% as of September 30, 2008 as a result of the amendment to the Homebuilding Line on December 22, 2008.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our Consolidated Tangible Net Worth (as defined) must not be less than: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

In December 2004, the Company completed a public offering of $250 million principal amount of 5 3/8% medium-term senior notes due December 2014 (the “5 3/8% Medium-Term Senior Notes”) at a discount, with an effective yield of 5.55%. The 5 3/8 % Medium-Term Senior Notes have interest due and payable on June 15 and December 15 of each year until maturity. The Company is not required to make any principal payments until the 5 3/8% Medium-Term Senior Notes are fully due in December 2014. The 5 3/8% Medium-Term Senior Notes are guaranteed by certain of the Company’s subsidiaries and may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate plus 0.20%, plus, in each case, accrued and unpaid interest.

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s total debt obligations relating to senior notes at December 31, 2008 and 2007 are as follows (in thousands).

	December 31,
	2008	2007
7% Senior Notes due 2012	$149,282	$149,117
5 1/2% Senior Notes due 2013	349,543	349,449
5 3/8% Medium-Term Senior Notes due 2014	248,947	248,801
5 3/8% Medium-Term Senior Notes due 2015	249,755	249,724

Total Senior Notes, net	$997,527	$997,091

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

To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell mortgage loans and mortgage-backed securities. The Company had $25.2 million in mortgage loans under interest rate lock commitments at an average interest rate of 4.96%. In addition, the Company had $68.6 million of mortgage loans held-for-sale at December 31, 2008.

In the normal course of business, the Company is a defendant in cases primarily relating to construction defects. These cases seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has accrued for losses that may be incurred with respect to these cases based upon information provided to it by its legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses and the likelihood of the Company prevailing in these cases. Due to uncertainties in the estimation process, actual results could differ from those estimates. At December 31, 2008 and 2007, the Company had legal accruals of $7.5 million and $12.4 million, respectively. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The Company has non-cancelable operating leases primary associated with its office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $13.1 million, $21.3 million and $29.6 million in 2008, 2007 and 2006, respectively. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2008 (in thousands).

2009	$9,262
2010	6,093
2011	4,509
2012	4,062
2013	3,327
Thereafter	8,435

Total	$35,688

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At December 31, 2008, the Company had issued and outstanding performance bonds and letters of credit totaling $172.3 million and $37.4 million, respectively, including $9.1 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

13.	Stockholders’ Equity

Common Stock Repurchase Program.  At December 31, 2008, the Company was authorized to repurchase up to 4,000,000 shares of its common stock. The Company did not repurchase any shares of its common stock during the years ended December 31, 2008, 2007 or 2006. At December 31, 2008 and 2007, the Company held 49,000 and 31,000 shares of treasury stock with average costs of $13.45 and $21.09 per share, respectively.

14.	Equity Incentive Plans

A summary of the Company’s equity incentive plans follows.

Employee Equity Incentive Plans.  In April 1993, the Company adopted the Employee Equity Incentive Plan (the “Employee Plan”). The Employee Plan provided for an initial authorization of 2,100,000 shares of MDC common stock for issuance thereunder, subject to adjustment for stock dividends and stock splits, plus an additional annual authorization equal to 10% of the then authorized shares of MDC common stock under the Employee Plan as of each succeeding annual anniversary of the date the Employee Plan was adopted. Under the Employee Plan, the Company was authorized to grant awards of restricted stock, incentive and non-statutory stock options and dividend equivalents, or any combination thereof, to officers and employees of the Company or any of its subsidiaries. The incentive and non-statutory stock options granted under the Employee Plan were exercisable at prices not less than the market value on the date of grant over periods of up to six years. The Company’s ability to make further grants under the Employee Plan terminated pursuant to its terms on April 20, 2003. In November 2008, all remaining options outstanding under the Employee Plan expired and the Company terminated the Employee Plan in December 2008.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). A total of 9,227,063 shares of MDC common stock are reserved for issuance under the Equity Incentive Plan, of which 3,680,115 and 3,035,363 were available for grant as of December 31, 2008 and 2007, respectively. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Stock options granted under the Equity Incentive Plan must have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted. Non-qualified option awards generally vest over periods of up to seven years and expire in ten years. Restricted stock awards are granted with vesting terms of up to five years and in some circumstances, have additional transferability restrictions for two years after vesting. During the year ended December 31, 2008, the Company granted options to purchase 843,894 shares of MDC common stock and 74,907 shares of restricted stock under the Equity Incentive Plan which vest over periods up to five years and in certain circumstances, contain ownership transfer restrictions for two years after vesting has occurred. In 2007, the Company granted options to purchase 460,000 shares of MDC common stock, and 276,165 shares of restricted stock were awarded under the Equity Incentive Plan, which vest over periods up to five years.

Director Equity Incentive Plan.  Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. At December 31, 2008, a total of 1,685,933 shares of MDC common stock are reserved for issuance under the Director Stock Option Plan, of which 381,774 and 353,507 were available for grant as of December 31, 2008 and 2007, respectively. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the Company’s common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

15.	Stock-Based Compensation

Determining Fair Value of Share-Based Payment Awards.  In accordance with SFAS 123(R), the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). Accordingly, pursuant to SFAS 123(R), during 2008, 2007 and 2006, the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2008, 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2008	2007	2006
Weighted-average expected lives of options	6.6 yrs.	7.5 yrs.	6.8 yrs.
Expected volatility	40.8%	38.1%	35.8%
Risk free interest rate	2.4%	4.1%	4.7%
Dividend yield rate	3.0%	2.6%	2.0%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2008, 2007 and 2006 were $10.42, $12.98 and $19.14, respectively.

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

SFAS 123(R) requires an annual forfeiture rate to be estimated at the time of grant for all share-based payment awards, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. The Company estimated the annual forfeiture rate to be approximately 10% to 25% for share-based payment awards granted to Non-Executives. Prior to 2008, the Company estimated the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives based on the terms of their awards, as well as historical forfeiture experience. During the 2008 first quarter and based on the terms of the agreement between the Company and its former CFO, which was filed with the SEC on April 11, 2008, the Company revised its estimated forfeitures associated with share-based awards granted to its then CFO. As a result, during the year ended December 31, 2008, the Company reversed approximately $1.4 million of stock-based compensation

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

expense recorded in previous periods for share-based payment awards that are no longer expected to vest. The Company continues to use an estimated forfeiture rate of 0% for share-based payment awards granted to Executives and Directors, based on the terms of their awards.

Stock Option Award Activity.  Stock option activity under the Company’s option plans at December 31, 2008 and changes during the year ended December 31, 2008 were as follows.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	5,479,776	$43.36
Granted - at fair market value	788,894	$36.35
Granted - above fair market value	180,000	$32.40
Exercised	(533,645)	$22.48
Cancelled	(702,134)	$57.05

Outstanding at December 31, 2008	5,212,891	$42.21	6.32	$13,954

In April 2008, the Company cancelled 267,230 stock option awards granted to Non-Executives that were outstanding and out-of-the-money on April 29, 2008. Concurrently, the Company granted new stock option awards that had exercise prices equal to the fair market value of the Company’s common stock on April 29, 2008. The Company accounted for these transactions and a modification of stock options in accordance with SFAS 123(R). The impact to the Company’s Consolidated Statements of Operations for the year ended December 31, 2008 as a result of this modification was not material.

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are vested at December 31, 2008, as well as stock options granted but unvested at December 31, 2008 that the Company expects will vest in future reporting periods.

	Vested and Expected to Vest at December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	4,059,894	$40.94
Non-Executives	363,230	$41.98
Directors	741,162	$49.32

Total	5,164,286	$42.22	6.29	$14,167

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are exercisable at December 31, 2008.

	Exercisable at December 31, 2008
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	1,992,250	$32.89
Non-Executives	206,049	$44.98
Directors	741,162	$49.32

Total	2,939,461	$37.88	5.10	$13,716

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all outstanding stock options been exercised on December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $10.1 million, $18.0 million and $11.5 million, respectively.

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2008.

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 15.84 - $ 23.77	1,278,711	3.25	$19.57	1,278,711	$19.57
$ 23.78 - $ 39.61	913,453	9.69	$33.40	126,789	$36.12
$ 39.62 - $ 47.53	1,423,523	6.42	$43.75	890,957	$44.10
$ 47.54 - $ 63.38	961,904	7.01	$60.40	314,904	$60.14
$ 63.39 - $ 71.30	510,300	6.32	$67.19	203,100	$67.17
$ 71.31 - $ 78.89	125,000	6.76	$78.89	125,000	$78.89

Total	5,212,891	6.32	$42.21	2,939,461	$37.88

Total stock-based compensation expense relating to stock options granted by the Company was $11.1 million, $11.3 million and $15.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $33.5 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of 3.5 years.

The Company received cash proceeds from the exercise of stock options of $12.0 million, $11.2 million and $7.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

tax benefit realized for stock options exercised during the years ended December 31, 2008, 2007 and 2006, net of the reversal of tax benefits of stock options exercised in previous years, was $3.6 million, $(32.6) million and $4.4 million, respectively. The Company will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

Restricted and Unrestricted Stock Award Activity.  Non-vested restricted stock awards at December 31, 2008 and changes during the year ended December 31, 2008 were as follows.

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2007	278,365	$43.33
Granted	74,907	$34.83
Vested	(52,130)	$50.85
Forfeited	(16,549)	$48.74

Non-vested at December 31, 2008	284,593	$39.40

Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $3.5 million, $1.2 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, there was $8.2 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of 4.0 years. The total intrinsic value of restricted stock awards which vested during each of the years ended December 31, 2008, 2007 and 2006 was $6.5 million, $1.7 million and $1.2 million, respectively.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

16.	Interest Activity

The Company capitalizes interest on its senior notes and Homebuilding Line during the period of active development and through the completion of construction of its homebuilding inventories in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). The Company capitalized all interest incurred during the years ended December 31, 2007 and 2006. As a result of the significant decrease in inventory levels during 2008 that are actively being developed, the Company incurred $18.0 million of interest during the year ended December 31, 2008 that could not be capitalized in accordance with SFAS 34. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Line and Mortgage Repurchase Facility is included in other income (expense) in the Consolidated Statements of Operations. Interest activity is shown below (in thousands).

	Year Ended December 31,
	2008	2007	2006
Total Interest Incurred
Corporate and homebuilding segments	$57,841	$57,791	$58,141
Financial Services and Other	329	1,581	8,816

Total interest incurred	$58,170	$59,372	$66,957

Total Interest Capitalized
Interest capitalized in homebuilding inventory, beginning of year	$53,487	$50,655	$41,999
Interest capitalized, net of interest expense	39,852	57,791	58,141
Previously capitalized interest included in home cost of sales	(54,100)	(54,959)	(49,485)

Interest capitalized in homebuilding inventory, end of year	$39,239	$53,487	$50,655

Interest income and interest expense are shown in the table below (in thousands).

	Year Ended December 31,
	2008	2007	2006
Interest Income, Net
Interest income	$35,788	$38,903	$17,119
Interest expense, net of interest capitalized	18,318	1,581	8,816

Total interest income, net	$17,470	$37,322	$8,303

17.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2008 and 2007.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Mortgage Loans Held in Inventory, Net.  As of December 31, 2008, the primary components of the Company’s mortgage loans held-for-sale that are required to be measured at fair value on a recurring basis are mortgage loans. The fair values of mortgage loans held-for-sale under firm mandatory commitments and mortgage loans held-for-sale not under firm mandatory commitments are based upon Level 2 inputs. The Company had $47.0 million in mortgage loans held-for-sale under firm mandatory commitments for which fair value was based upon the quoted market prices for those mortgage loans. The Company had $21.6 million of mortgage loans held-for-sale that were not under firm mandatory commitments whose fair value was based upon estimated market prices received from an outside party.

Lines of Credit.  The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

Senior Notes.  The estimated fair value of the senior notes in the following table are considered to be Level 1 fair value inputs pursuant to SFAS 157 and are based on dealer quotes (in thousands).

	December 31, 2008		December 31, 2007
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,282	$153,438	$149,117	$160,950
5 1/2% Senior Notes due 2013	$349,543	$336,726	$349,449	$351,715
5 3/8% Medium Term Senior Notes due 2014	$248,947	$236,625	$248,801	$247,625
5 3/8% Medium Term Senior Notes due 2015	$249,755	$235,004	$249,724	$243,675

18.	Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. Prior to the 2008 second quarter, the Company recorded benefits from and provisions for income taxes of the Guarantor and Non-Guarantor Subsidiaries in the Supplemental Condensed Combining Statements of Operations based upon the Company’s consolidated effective tax rate. During the 2008 second quarter, the Company reclassified its presentation of benefits from and provisions for income taxes such that the effective tax rates for Guarantor Subsidiaries were based upon the consolidated effective tax rates, and the Non-Guarantors’ effective tax rates are determined primarily as if they were stand-alone entities. Accordingly, the Company has reclassified prior year supplemental guarantor financial information to conform with the current year presentation. Additionally, the Supplemental Condensed Combining Statement of Operations for the years ended December 31, 2007 and 2006 previously disclosed inter-company cost of capital charges by the Company’s Corporate segment to its homebuilding segments. The Supplemental Condensed Combining Statement of Operations for the years ended December 31, 2007 and 2006 have been reclassified to eliminate this inter-company cost of capital charge and the related income tax effect in order to conform the presentation to the Company’s segment reporting included in Note 4 of the Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,279,684	$3,536	$21,508	$-	$1,304,728
Short-term investments	54,864	-		-	54,864
Unsettled trades	57,687	-		-	57,687
Restricted cash	-	670	-	-	670
Home sales and other receivables	176,522	30,100	43,889	(45,957)	204,554
Mortgage loans held-for-sale, net	-	-	68,604	-	68,604
Inventories, net
Housing completed or under construction	-	415,500	-	-	415,500
Land and land under development	-	221,822	-	-	221,822
Investment in subsidiaries	77,617	-	-	(77,617)	-
Other assets, net	79,832	63,213	3,464	-	146,509

Total Assets	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

LIABILITIES
Accounts payable and related party liabilities	$46,794	$27,397	$559	$(45,957)	$28,793
Accrued liabilities	135,417	136,759	60,649	-	332,825
Advances and notes payable to parent and subsidiaries	(534,452)	540,509	(6,057)	-	-
Mortgage line of credit and mortgage repurchase facility	-	-	34,873	-	34,873
Senior notes, net	997,527	-	-	-	997,527

Total Liabilities	645,286	704,665	90,024	(45,957)	1,394,018

STOCKHOLDERS’ EQUITY	1,080,920	30,176	47,441	(77,617)	1,080,920

Total Liabilities and Stockholders’ Equity	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$980,775	$3,105	$20,883	$-	$1,004,763
Restricted cash	-	1,898	-	-	1,898
Home sales and other receivables	(18,700)	161,950	45,965	(45,257)	143,958
Mortgage loans held-for-sale, net	-	-	100,144	-	100,144
Inventories, net
Housing completed or under construction	-	902,221	-	-	902,221
Land and land under development	-	554,336	-	-	554,336
Investment in subsidiaries	90,347	-	-	(90,347)	-
Other assets, net	206,244	95,072	4,128	-	305,444

Total Assets	$1,258,666	$1,718,582	$171,120	$(135,604)	$3,012,764

LIABILITIES
Accounts payable and related party liabilities	$47,610	$70,539	$741	$(45,257)	$73,633
Accrued liabilities	133,995	204,768	57,117	-	395,880
Advances and notes payable to parent and subsidiaries	(1,396,043)	1,403,015	(6,972)	-	-
Mortgage line of credit	-	-	70,147	-	70,147
Senior notes, net	997,091	-	-	-	997,091

Total Liabilities	(217,347)	1,678,322	121,033	(45,257)	1,536,751

STOCKHOLDERS’ EQUITY	1,476,013	40,260	50,087	(90,347)	1,476,013

Total Liabilities and Stockholders’ Equity	$1,258,666	$1,718,582	$171,120	$(135,604)	$3,012,764

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,372,932	$-	$(14,784)	$1,358,148
Land sales and other revenue	642	65,636	33,682	-	99,960
Equity in (loss) income of subsidiaries	(330,009)	-	-	330,009	-

Total Revenue	(329,367)	1,438,568	33,682	315,225	1,458,108

COSTS AND EXPENSES
Home cost of sales	-	1,199,786	(137)	(14,784)	1,184,865
Asset impairments	1,383	296,772	-	-	298,155
Marketing and commission expenses	-	122,177	-	-	122,177
General and administrative expenses	67,247	105,835	25,607	-	198,689
Other expenses	18	53,847	-	-	53,865

Total Operating Cost s and Expenses	68,648	1,778,417	25,470	(14,784)	1,857,751

(Loss) income from Operations	(398,015)	(339,849)	8,212	330,009	(399,643)
Other income (expense)	12,868	854	3,786	-	17,508

(Loss) income before income taxes	(385,147)	(338,995)	11,998	330,009	(382,135)
Benefit from (provision for) income taxes	4,602	1,423	(4,435)	-	1,590

NET (LOSS) INCOME	$(380,545)	$(337,572)	$7,563	$330,009	$(380,545)

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$2,782,597	$3,369	$(19,985)	$2,765,981
Land sales and other revenue	2,747	61,096	55,835	-	119,678
Equity in (loss) income of subsidiaries	(628,508)	-	-	628,508	-

Total Revenue	(625,761)	2,843,693	59,204	608,523	2,885,659

COSTS AND EXPENSES
Home cost of sales	-	2,397,124	3,288	(19,985)	2,380,427
Asset impairments	-	726,621	-	-	726,621
Marketing and commission expenses	-	214,682	357	-	215,039
General and administrative expenses	55,815	209,738	41,162	-	306,715
Other expenses	1,382	59,304	225	-	60,911

Total Operating Costs and Expenses	57,197	3,607,469	45,032	(19,985)	3,689,713

(Loss) income from Operations	(682,958)	(763,776)	14,172	628,508	(804,054)
Other income (expense)	39,091	543	7,956	-	47,590

(Loss) income before income taxes	(643,867)	(763,233)	22,128	628,508	(756,464)
Benefit from (provision for) income taxes	6,927	120,591	(7,994)	-	119,524

NET (LOSS) INCOME	$(636,940)	$(642,642)	$14,134	$628,508	$(636,940)

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$4,677,510	$-	$(26,954)	$4,650,556
Land sales and other revenue	108	45,274	97,631	-	143,013
Equity in (loss) income of subsidiaries	268,654	-	-	(268,654)	-

Total Revenue	268,672	4,722,784	97,631	(295,608)	4,793,569

COSTS AND EXPENSES
Home cost of sales	-	3,647,115	(505)	(26,954)	3,619,656
Asset impairments	-	112,027	-	-	112,027
Marketing and commission expenses	1,145	278,819	-	-	279,964
General and administrative expenses	80,691	280,129	58,059	-	418,879
Other expenses	4,588	33,491	-	-	38,079

Total Operating Costs and Expenses	86,424	4,351,581	57,554	(26,954)	4,468,605

(Loss) income from Operations	182,338	371,203	40,077	(268,654)	324,964
Other income (expense)	1,639	250	6,284	-	8,173

(Loss) income before income taxes	186,402	371,453	46,361	(268,654)	333,137
Benefit from (provision for) income taxes	30,276	(132,609)	(16,551)	-	(118,884)

NET (LOSS) INCOME	$214,253	$238,844	$29,810	$(268,654)	$214,253

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$(431,399)	$535,702	$45,200	$330,008	$479,511

Net cash used in investing activities	(113,180)	(253)	(6)	-	(113,439)

Financing activities
Payments from (advances to) subsidiaries	874,321	(535,018)	(9,295)	(330,008)	-
Lines of credits
Advances	-	-	125,754	-	125,754
Principal payments	-	-	(195,901)	-	(195,901)
Mortgage repurchase facility	-	-	34,873	-	34,873
Dividend payments	(46,391)	-	-	-	(46,391)
Proceeds from exercise of stock options	11,997	-	-	-	11,997
Excess tax benefit from stock-based compensation	3,561	-	-	-	3,561

Net cash used in financing activities	843,488	(535,018)	(44,569)	(330,008)	(66,107)

Net increase (decrease) in cash and cash equivalents	298,909	431	625	-	299,965
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,279,684	$3,536	$21,508	$-	$1,304,728

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2007

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$(504,134)	$576,083	$122,755	$397,879	$592,583

Net cash used in investing activities	2,158	(1,346)	(2,259)	-	(1,447)

Financing activities
Payments from (advances to) subsidiaries	1,032,069	(578,032)	(56,158)	(397,879)	-
Lines of credits
Advances	160,448	-	537,726	-	698,174
Principal payments	(160,448)	-	(598,046)	-	(758,494)
Dividend payments	(45,773)	-	-	-	(45,773)
Proceeds from exercise of stock options	11,206	-	-	-	11,206
Excess tax benefit from stock-based compensation	567	-	-	-	567

Net cash used in financing activities	998,069	(578,032)	(116,478)	(397,879)	(94,320)

Net increase (decrease) in cash and cash equivalents	496,093	(3,295)	4,018	-	496,816
Cash and cash equivalents
Beginning of period	484,682	6,400	16,865	-	507,947

End of period	$980,775	$3,105	$20,883	$-	$1,004,763

M.D.C. HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2006

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$169,226	$167,895	$27,420	$(1,493)	$363,048

Net cash used in investing activities	(3,022)	(7,172)	(27)	-	(10,221)

Financing activities
Payments from (advances to) subsidiaries	157,285	(159,850)	2,565	-	-
Lines of credits
Advances	450,900	-	-	-	450,900
Principal payments	(450,900)	-	(26,065)	-	(476,965)
Dividend payments	(46,456)	-	-	1,493	(44,963)
Proceeds from exercise of stock options	7,306	-	-	-	7,306
Excess tax benefit from stock-based compensation	4,311	-	-	-	4,311

Net cash used in financing activities	122,446	(159,850)	(23,500)	1,493	(59,411)

Net increase (decrease) in cash and cash equivalents	288,650	873	3,893	-	293,416
Cash and cash equivalents
Beginning of period	196,032	5,527	12,972	-	214,531

End of period	$484,682	$6,400	$16,865	$-	$507,947

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2008 and December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 9, 2009

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required with respect to directors and executive officers is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about April 27, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference, when filed, from the Proxy Statement.

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

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on May 13, 2008.

The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007.

Item 11.	Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table provides information at December 31, 2008 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Incentive Plan	4,471,729	$41.03	3,680,115
Director Stock Option Plan	741,162	$49.32	381,774

Total equity compensation plans approved by shareowners	5,212,891	$42.21	4,061,889

Additionally, the Company has 1,000,000 shares of its common stock available for issuance under its Executive Officer Performance-Based Plan with respect to the return on stockholders’ equity goal, as described in Article IV of the plan.

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

Exhibit Number	Description

4.11

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

4.12

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

10.1

Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2006). *

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 24, 2007). *

10.3

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2008). *

10.4

Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2008). *

10.5

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

10.6

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.7

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.8

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.9	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.10	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

Exhibit Number	Description

10.11	Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008.

10.12	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.13	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.15

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008.

10.17

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

10.19

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

10.20	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.21	First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008.

10.22	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.23	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.24	Employment and Consulting Agreement between the Company and Paris G. Reece III, dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2008). *

Exhibit Number	Description

10.25

Employment offer letter by the Company to Christopher M. Anderson, dated June 13, 2008 (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.26

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.27

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.28

Change in Control and Separation Agreement between the Company and Christopher M. Anderson, dated as of July 14, 2008 (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.29

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.30

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.31

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.32

M.D.C. Holdings, Inc. 401(k) Savings Plan, Amended and Restated effective January 1, 2008, executed October 29, 2008 (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2008). *

10.33

Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2004). *

10.34

Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2005). *

10.35

Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

Exhibit Number	Description

10.36

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

10.37

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

10.38	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.39

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on this 10th day of February, 2009 on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC. (Registrant)

By:	/s/ Larry A. Mizel
Larry A. Mizel
Chief Executive Officer

By:	/s/ Christopher M. Anderson
Christopher M. Anderson
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel, David D. Mandarich and Christopher M. Anderson, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Mizel Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 10, 2009

/s/ David D. Mandarich David D. Mandarich	Director, President and Chief Operating Officer	February 10, 2009

/s/ Steven J. Borick Steven J. Borick	Director	February 10, 2009

/s/ William B. Kemper William B. Kemper	Director	February 10, 2009

/s/ Herbert T. Buchwald Herbert T. Buchwald	Director	February 10, 2009

/s/ David E. Blackford David E. Blackford	Director	February 10, 2009

/s/ Michael A. Berman Michael A. Berman	Director	February 10, 2009

(A Majority of the Board of Directors)

Exhibit Index

Exhibit Number	Description
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

Exhibit Number	Description

4.7

Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated herein by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8

Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

4.9

Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10

Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated herein by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11

Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

4.12

Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

10.1

Second Amended and Restated Credit Agreement dated as of March 22, 2006, among MDC as Borrower and the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent, including form of Amended and Restated Guaranty and form of Promissory Note (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 24, 2006). *

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of October 24, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 24, 2007). *

10.3

Second Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2008). *

10.4

Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 22, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 23, 2008). *

10.5

Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

Exhibit Number	Description

10.6

Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.7

M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated herein by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.8

First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.9	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.10	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.11	Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008.

10.12	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.13	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14

M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated herein by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.15

First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008.

10.17

Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated herein by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.18

Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

10.19

Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006). *

Exhibit Number	Description

10.20	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.21	First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008.

10.22	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.23	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.24	Employment and Consulting Agreement between the Company and Paris G. Reece III, dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 11, 2008). *

10.25

Employment offer letter by the Company to Christopher M. Anderson, dated June 13, 2008 (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.26

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.27

Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.28

Change in Control and Separation Agreement between the Company and Christopher M. Anderson, dated as of July 14, 2008 (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.29

Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated herein by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.30

Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed March 27, 1998). *

10.31

Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.32

M.D.C. Holdings, Inc. 401(k) Savings Plan, Amended and Restated effective January 1, 2008, executed October 29, 2008 (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2008). *

10.33

Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2004). *

Exhibit Number	Description

10.34

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

10.35

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

10.36

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

10.37

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

10.38	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.39

First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.