Form 10-Q
period 2009-03-31
MDC HOLDINGS INC
filed 2009-05-08
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 31, 2009, 46,789,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,584,631	$1,304,728
Short-term investments	22,909	54,864
Unsettled trades, net	3,254	57,687
Restricted cash	471	670
Receivables
Home sales receivables	12,306	17,104
Income taxes receivable	6,931	170,753
Other receivables	13,596	16,697
Mortgage loans held-for-sale, net	29,900	68,604
Inventories, net
Housing completed or under construction	349,405	415,500
Land and land under development	206,581	221,822
Property and equipment, net	37,119	38,343
Deferred tax asset, net of valuation allowance	-	-
Related party assets	28,627	28,627
Prepaid expenses and other assets, net	77,421	79,539

Total Assets	$2,373,151	$2,474,938

LIABILITIES
Accounts payable	$21,100	$28,793
Accrued liabilities	319,667	332,825
Mortgage repurchase facility	4,117	34,873
Senior notes, net	997,640	997,527

Total Liabilities	1,342,524	1,394,018

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 46,838,000 and 46,789,000 issued and outstanding, respectively, at March 31, 2009 and 46,715,000 and 46,666,000 issued and outstanding, respectively, at December 31, 2008	468	467
Additional paid-in-capital	790,361	788,207
Retained earnings	240,457	292,905
Treasury stock, at cost; 49,000 shares at March 31, 2008 and December 31, 2008	(659)	(659)

Total Stockholders’ Equity	1,030,627	1,080,920

Total Liabilities and Stockholders’ Equity	$2,373,151	$2,474,938

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUE

Home sales revenue	$166,982	$355,792
Land sales revenue	2,618	28,568
Other revenue	6,332	11,418

Total Revenue	175,932	395,778

COSTS AND EXPENSES

Home cost of sales	141,325	315,037
Land cost of sales	1,341	27,949
Asset impairments	14,569	54,832
Marketing expenses	8,832	19,203
Commission expenses	6,358	13,433
General and administrative expenses	38,381	51,188
Other operating expenses	265	1,724
Related party expenses	5	5

Total Operating Costs and Expenses	211,076	483,371

Loss from Operations	(35,144)	(87,593)

Other income (expense)
Interest income	4,071	10,476
Interest expense	(9,740)	(130)
Gain (loss) on sale of other assets	(260)	21

Loss before income taxes	(41,073)	(77,226)
Benefit from income taxes, net	220	4,406

NET LOSS	$(40,853)	$(72,820)

LOSS PER SHARE

Basic	$(0.88)	$(1.58)

Diluted	$(0.88)	$(1.58)

WEIGHTED-AVERAGE SHARES OUTSTANDING

Basic	46,397	45,953

Diluted	46,397	45,953

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(40,853)	$(72,820)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments	14,569	54,832
Deferred tax asset, net of valuation allowance	-	35,750
Amortization of deferred marketing costs	2,270	6,184
Write-offs of land option deposits and pre-acquisition costs	265	1,821
Depreciation and amortization of long-lived assets	1,623	2,428
Stock-based compensation expense	3,745	1,607
Excess tax benefits from stock-based compensation	(15)	(356)
Gain on sale of assets, net	(1,017)	(619)
Other non-cash expenses	604	152
Net changes in assets and liabilities:
Restricted cash	199	(38)
Home sales and other receivables	7,899	5,673
Income taxes receivable	162,176	49,993
Mortgage loans held-for-sale, net	38,704	43,514
Housing completed or under construction	62,020	100,148
Land and land under development	6,238	54,559
Prepaid expenses and other assets, net	(1,161)	(2,725)
Accounts payable	(7,693)	(22,544)
Accrued liabilities	(10,080)	(26,826)

Net cash provided by operating activities	239,493	230,733

INVESTING ACTIVITIES
Purchase of short-term investments	(22,909)	-
Maturity of short-term investments	54,864	-
Settlement of unsettled trades	54,433	-
Purchase of property and equipment	(3,698)	(43)

Net cash provided by (used in) investing activities	82,690	(43)

FINANCING ACTIVITIES
Lines of credit—advances	-	38,004
Lines of credit—payments	-	(75,735)
Payment on mortgage repurchase facility	(34,873)
Advances on mortgage repurchase facility	4,117	-
Dividend payments	(11,595)	(11,517)
Proceeds from exercise of stock options	56	7,288
Excess tax benefits from stock-based compensation	15	356

Net cash used in financing activities	(42,280)	(41,604)

Net increase in cash and cash equivalents	279,903	189,086
Cash and cash equivalents
Beginning of year	1,304,728	1,004,763

End of year	$1,584,631	$1,193,849

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2009 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 10, 2009.

The Consolidated Statements of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2008 Annual Report on Form 10-K.

During the 2009 first quarter, the Company reclassified certain costs, primarily write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise, from general and administrative expenses to other operating expenses on the Consolidated Statements of Operations. Accordingly, the Company has reclassified $1.7 million of write-offs of pre-acquisition costs and deposits during the three months ended March 31, 2008 in order to conform to the current year’s presentation.

During the 2009 first quarter, the Company changed the composition of its reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This reclassification resulted primarily from a change in the structure of the Company’s internal organization. The Company has reclassified all prior period financial and operating measures of the Delaware Valley market to the East segment as a result of this reclassification in order to conform to the current year’s presentation. Certain other prior period balances have been reclassified to conform to the current year’s presentation.

2.	Unsettled Trades

On September 16, 2008, the Company delivered a timely redemption request to The Reserve Funds to redeem its investment in The Reserve’s Primary money market fund. The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. Despite representations by The Reserve that the redemptions would be paid the same day as the redemption request, the amounts due to the Company were not distributed to the Company upon request of redemption. Accordingly, at March 31, 2009 and December 31, 2008, the Company has presented the amounts due from The Reserve as unsettled trades on the Consolidated Balance Sheets and has presented the settlement of its redemption request as a source of cash from investing activities in the Company’s Consolidated Statements of Cash Flows. At March 31, 2009, the Company had $3.3 million of unsettled trades, net with The Reserve Primary Fund. While the Company believes that it made a timely redemption request to settle its investment in The Reserve Primary Fund on September 16, 2008, there are no assurances that the Company will

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

ultimately receive this amount and, as such, the Company had a valuation allowance of $374,000 against the unsettled trade associated with the redemption request of The Reserve Primary Fund as of March 31, 2009 and December 31, 2008.

3.	Asset Impairment

The Company’s held-for-development and held-for-sale inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s held-for-sale inventories include inventory associated with subdivisions for which the Company intends to sell the assets in their current condition. At March 31, 2009 and December 31, 2008, the Company’s inventories on the Consolidated Balance Sheets included $10.9 million and $12.1 million, respectively, of held-for-sale inventory.

On a quarterly basis, the Company evaluates its held-for-development and held-for-sale inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following table sets forth, by reportable segment, the asset impairments recorded during the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Land and Land Under Development (Held-for-Development)
West	$9,791	$20,443
Mountain	254	2,714
East	150	607
Other Homebuilding	17	14

Subtotal	10,212	23,778

Housing Completed or Under Construction (Held-for-Development)
West	3,276	21,335
Mountain	-	1,240
East	600	926
Other Homebuilding	267	291

Subtotal	4,143	23,792

Land and Land Under Development (Held-for-Sale)
West	-	5,366
Mountain	-	-
East	-	-
Other Homebuilding	-	730

Subtotal	-	6,096

Other Assets	214	1,166

Consolidated Asset Impairments	$14,569	$54,832

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The 2009 first quarter impairments of the Company’s held-for-development inventories were concentrated in the Nevada market of the West segment. These impairments resulted from a significant decrease in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close out phase.

4.	Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). The objective of FSP 140-3 is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

FSP 140-3 requires the recognition of the transfer and the repurchase agreement as one linked transaction, unless all of the following criteria are met: (1) the initial transfer and the repurchase financing are not contractually contingent on one another; (2) the initial transferor has full recourse upon default, and the repurchase agreement’s price is fixed and not at fair value; (3) the financial asset is readily obtainable in the marketplace and the transfer and repurchase financing are executed at market rates; and (4) the maturity of the repurchase financing precedes the maturity of the financial asset. The scope of FSP 140-3 is limited to transfers and subsequent repurchase financings that are entered into contemporaneously or in contemplation of one another. FSP 140-3 became effective for the Company on January 1, 2009. The adoption of FSP 140-3 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. In accordance with SFAS 161, the Company has provided expanded disclosures as set forth in Note 6 to the Unaudited Consolidated Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. Under FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under SFAS No. 128, “Earnings per Share” (“SFAS 128”) and, as such, should be included in the computation of basic earnings per share using the two-class method under SFAS 128. However, since the Company incurred a net loss for the three months ended March 31, 2009 and 2008, the Company has excluded

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

unvested restricted stock from basic earnings per share in accordance with EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”) because inclusion of this class of stock would be anti-dilutive and would decrease basic loss per share. See Note 8 to the Unaudited Consolidated Financial Statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”). FSP 140-4 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP 140-4 is related to disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures for financial instruments that are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). The guidance in FSP 107-1 increases the frequency of disclosures under SFAS 107 to a quarterly rather than an annual basis. Additionally, FSP 107-1 requires the following disclosures in interim financial statements: (1) the fair value of all financial instruments for which it is practicable to estimate that value; (2) the method(s) and significant assumptions used to estimate the fair value of those financial instruments; and (3) a discussion of changes in method(s) and significant assumptions, if any, during the reporting period. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 will require additional disclosures in the Company’s 2009 second quarter Form 10-Q and will not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on determining fair value under SFAS 157 which is the price that would be received to sell an asset or transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for the sale of an asset or transfer of a liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Specifically, FSP 157-4 provides additional guidance to clarify the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating any impact FSP 157-4 may have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 establishes a new method of

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

recognizing and reporting other-than-temporary impairments of debt securities. Prior to the issuance of FSP 115-2, impairments of investments in debt and equity securities classified as available-for-sale and held-to-maturity were evaluated on the basis of whether an entity could assert the ability and intent to hold the investment until a recovery of fair value. FSP 115-2 changes existing impairment guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” to indicate that an impairment is other-than-temporary if any of the following conditions exists: (1) an entity intends to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). FSP 115-2 also requires additional disclosures for debt and equity securities for both annual and interim reporting periods. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact FSP 115-2 may have on its consolidated financial statements.

5.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. The Company adopted SFAS 157 for financial and non-financial instruments during the 2008 and 2009 first quarters, respectively. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company now is required to provide additional disclosures as part of its financial statements.

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

As of March 31, 2009, the primary components of the Company’s mortgage loans held-for-sale that are required to be measured at fair value on a recurring basis are mortgage loans held-for-sale under commitments to sell, and mortgage loans held-for-sale not under commitments to sell. At March 31, 2009 and December 31, 2008, the Company had $18.1 million and $47.0 million, respectively, in mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At March 31, 2009 and December 31, 2008, the Company had $11.8 million and $21.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 inputs, primarily estimated market prices received from an outside party.

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded impairments during the current period and primarily relate to the Company’s housing completed or under construction and land and land under development. The following table sets

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

forth the current carrying value (in thousands) of the Company’s inventory that was impaired during the three months ended March 31, 2009. Accordingly, these carrying values represent the fair value of such inventory at March 31, 2009 and were based upon Level 3 fair value inputs.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held-for- Development)	Total Fair Value of Impaired Inventory
West	$3,437	$24,481	$27,918
Mountain	592	76	668
East	290	5,363	5,653
Other Homebuilding	-	4,363	4,363

Consolidated	$4,319	$34,283	$38,602

6.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At March 31, 2009, the Company had $71.4 million in interest rate lock commitments and $58.0 million in forward sales of mortgage-backed securities.

SFAS 133 requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated by a company as a “hedging relationship” and is determined to qualify for hedge accounting. To qualify for hedge accounting under SFAS 133, at the inception of a hedge, a company must formally document the relationship between the derivative instrument and the hedged item, as well as the risk management objective, the strategy for undertaking the hedge transactions, and the method a company will use to assess the hedge’s effectiveness in achieving offsetting changes in fair value. In addition, a company must document the results of the method used to assess hedge effectiveness on an on-going basis.

The Company has elected to apply the fair value option under SFAS 159 for its mortgage loans held-for-sale to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments in accordance with SFAS 133. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the 2009 and 2008 first quarters.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	March 31, 2009	December 31, 2008
Accrued liabilities
Warranty reserves	$84,911	$89,318
FIN 48 income tax liability	63,283	63,404
Insurance reserves	59,695	59,171
Land development and home construction accruals	20,996	22,941
Accrued compensation and related expenses	15,568	22,245
Accrued executive deferred compensation	15,866	15,254
Accrued interest payable	19,391	12,822
Customer and escrow deposits	4,473	4,820
Other accrued liabilities	35,484	42,850

Total accrued liabilities	$319,667	$332,825

8.	Loss Per Share

The Company calculates loss per share (“EPS”) in accordance with SFAS 128, EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” and FSP-EITF 03-6-1. Pursuant to SFAS 128, a company that has multiple classes of securities (for example, unvested restricted stock that has nonforfeitable dividend rights and outstanding shares of common stock) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings between the multiple classes of securities that effectively treats each class of security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends. Currently, the Company has two classes of securities, which consist of shareholders of common stock and shareholders of unvested restricted stock. However, since the Company incurred a net loss for the three months ended March 31, 2009 and 2008, in accordance with SFAS 128 and EITF 03-6, the Company has excluded unvested restricted stock from its calculation of basic earnings per share because inclusion of this class of stock would be anti-dilutive and would decrease basic loss per share. Similarly, since the Company incurred a net loss for the three months ended March 31, 2009 and 2008, the Company has not presented distributed and undistributed losses per share in accordance with the two-class method since that information would not be meaningful.

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three months ended March 31, 2009 and 2008 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

diluted EPS were 0.4 million shares and 0.6 million shares during the three months ended March 31, 2009 and 2008, respectively.

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2009	2008
Basic and Diluted Loss Per Share
Net loss	$(40,853)	$(72,820)

Weighted-average shares outstanding	46,397	45,953

Per share amounts	$(0.88)	$(1.58)

9.	Interest Activity

The Company capitalizes interest on its senior notes and Homebuilding Line in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). Accordingly, interest is capitalized on the Company’s “qualifying assets”, as defined in SFAS 34, which consist primarily of inventory. The Company has determined that inventory is a qualifying asset during the period of active development and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company’s qualifying assets have decreased significantly during 2008 and 2009 as a result of the significant decrease in inventory levels. As a result, the Company expensed $9.6 million of interest that was incurred during the three months ended March 31, 2009 that could not be capitalized in accordance with SFAS 34. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Repurchase Facility are included in other income (expense) in the Consolidated Statements of Operations. Interest activity is shown below (in thousands).

	Three Months Ended March 31,
	2009	2008
Total Interest Incurred
Corporate and homebuilding segments	$14,493	$14,453
Financial Services and Other	91	130

Total interest incurred	$14,584	$14,583

Total Interest Capitalized
Interest capitalized, beginning of period	$39,239	$53,487
Interest capitalized, net of interest expense	4,844	14,453
Previously capitalized interest included in home cost of sales	(8,033)	(15,773)

Interest capitalized, end of period	$36,050	$52,167

10.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments for an individual house

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During the three months ended March 31, 2009 and 2008, the Company recorded adjustments totaling $3.6 million and $1.5 million, respectively, to reduce its warranty reserve, primarily resulting from the downward trend in warranty payments incurred during 2009 and 2008 and expected to be incurred in future reporting periods. Generally, warranty reserves are reviewed monthly, using historical data and other relevant information. Changes in circumstances and changes to the Company’s assumptions underlying the Company’s evaluation process could have a material impact on its warranty reserves balance.

The following table summarizes the warranty reserve activity for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Warranty reserve balance at beginning of year	$89,318	$109,118
Warranty expense provisions	1,474	3,131
Warranty cash payments	(2,238)	(2,824)
Warranty reserve adjustments	(3,643)	(1,529)

Warranty reserve balance at end of period	$84,911	$107,896

11.	Insurance Reserves

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

The following table summarizes the insurance reserve activity for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008
Insurance reserve balance at beginning of year	$59,171	$57,475
Insurance expense provisions	898	1,471
Insurance cash payments	(374)	(915)
Insurance reserve adjustments	-	66

Insurance reserve balance at end of period	$59,695	$58,097

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

12.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1)	West (Arizona, California and Nevada)
(2)	Mountain (Colorado and Utah)
(3)	East (Delaware Valley, Maryland and Virginia)
(4)	Other Homebuilding (Florida and Illinois)

During the 2009 first quarter, the Company changed the composition of its reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This reclassification resulted primarily from a change in the structure of the Company’s internal organization. The Company has reclassified all prior period financial and operating measures of the Delaware Valley market to the East segment as a result of this reclassification in order to conform to the current year’s presentation.

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican; (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment, earns interest income on its cash, cash equivalents and short-term investments, and incurs interest expense on its senior notes.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes revenue for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the revenue table below relate to Mortgage Loan Origination defined as fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

	Three Months Ended March 31,
	2009	2008
Revenue
Homebuilding
West	$74,682	$223,379
Mountain	44,117	70,482
East	40,492	67,345
Other Homebuilding	13,683	27,049

Total Homebuilding	172,974	388,255
Financial Services and Other	5,563	10,180
Corporate	50	184
Intercompany adjustments	(2,655)	(2,841)

Consolidated	$175,932	$395,778

The following table summarizes (loss) income before income taxes for each of the Company’s six reportable segments (in thousands). Supervisory fees (“Supervisory Fees”), which are included in (loss) income before income taxes for each reportable segment in the table below, are charged by the Company’s Corporate segment to the homebuilding segments and the Financial Services and Other segment. Supervisory Fees represent costs incurred by the Company’s Corporate segment associated with certain resources that support the Company’s other reportable segments. Transfers, if any, between operating segments are recorded at cost.

	Three Months Ended March 31,
	2009	2008
(Loss) Income Before Income Taxes
Homebuilding
West	$(10,303)	$(61,391)
Mountain	(4,811)	(11,608)
East	(2,371)	(2,379)
Other Homebuilding	(831)	(1,896)

Total Homebuilding	(18,316)	(77,274)
Financial Services and Other	1,621	4,148
Corporate	(24,378)	(4,100)

Consolidated	$(41,073)	$(77,226)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents and short-term investments.

	March 31, 2009	December 31, 2008
Homebuilding
West	$210,626	$255,652
Mountain	270,753	288,221
East	131,866	151,367
Other Homebuilding	29,228	38,179

Total Homebuilding	642,473	733,419
Financial Services and Other	100,430	139,569
Corporate	1,676,205	1,647,907
Intercompany adjustments	(45,957)	(45,957)

Consolidated	$2,373,151	$2,474,938

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2009	2008
Homebuilding
West	$1,746	$5,374
Mountain	562	917
East	503	781
Other Homebuilding	108	414

Total Homebuilding	2,919	7,486
Financial Services and Other	219	187
Corporate	755	939

Consolidated	$3,893	$8,612

13.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2009, the Company had issued and outstanding performance bonds and letters of credit totaling $147.5 million and $32.2 million, respectively, including $7.2 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

14.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in the Company’s credit ratings and leverage ratio. At March 31, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $23.1 million and $26.6 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. At March 31, 2009 and December 31, 2008, the Company had $4.1 million and $34.9 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

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

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement in accordance with SFAS 140. Accordingly, at March 31, 2009 and December 31, 2008, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported under the mortgage repurchase facility in the Consolidated Balance Sheets.

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

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. At March 31, 2009, the Company did not maintain a 2.0 to 1.0 Interest Coverage Ratio (as defined in the Homebuilding Line) and, as a result, the Company’s maximum permitted leverage ratio (as defined in its Homebuilding Line agreement) is 50% as of March 31, 2009. Under this test, the Company’s leverage ratio (as defined in the Homebuilding Line agreement) has a floor of 50% and a maximum of 55%.

The Company’s Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, the Company’s Consolidated Tangible Net Worth (as defined) must not be less than a Minimum Consolidated Tangible Net Worth (as defined) which is as follows: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment. As of March 31, 2009, the Company’s required Minimum Consolidated Tangible Net Worth was approximately $851 million and its actual Consolidated Tangible Net Worth was approximately $992 million.

The Company’s debt obligations at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008
7% Senior Notes due 2012	$149,325	$149,282
5 1/2% Senior Notes due 2013	349,567	349,543
5 3/8% Medium-Term Senior Notes due 2014	248,985	248,947
5 3/8% Medium-Term Senior Notes due 2015	249,763	249,755

Total Senior Notes, net	$997,640	$997,527

Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,640	997,527
Mortgage repurchase facility	4,117	34,873

Total Debt	$1,001,757	$1,032,400

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

15.	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, the Company’s overall effective income tax rates were 0.5% and 5.7% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate during the 2009 first quarter, compared with the same period during 2008, resulted primarily from the inability to carry back the net operating loss at March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at March 31, 2009 (per the table below) resulted primarily from an increase in the Company’s federal net operating loss carry forward.

In accordance with SFAS 109, a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $309.6 million and $294.3 million at March 31, 2009 and December 31, 2008, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws (currently 2 and 20 years, respectively). The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	March 31, 2009	December 31, 2008
Deferred tax assets
Asset impairment charges	$182,049	$197,670
Warranty, litigation and other reserves	44,506	45,619
Federal net operating loss carryforward	34,704	5,638
State net operating loss carryforward	25,000	22,426
Stock-based compensation expense	14,659	13,758
Accrued liabilities	9,885	9,661
Inventory, additional costs capitalized for tax purposes	5,592	5,951
Property, equipment and other assets, net	3,705	3,826
Deferred revenue	614	792
Charitable contribution carryforward	546	542

Total deferred tax assets	321,260	305,883
Valuation allowance	(309,613)	(294,269)

Total deferred tax assets, net of valuation allowance	11,647	11,614

Deferred tax liabilities
Deferred revenue	6,042	6,024
Inventory, additional costs capitalized for financial statement purposes	725	722
Accrued liabilities	720	709
Other, net	4,160	4,159

Total deferred tax liabilities	11,647	11,614

Net deferred tax asset	$-	$-

16.	Supplemental Guarantor Information

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

Subsidiaries that do not guarantee the Company’s senior notes and Homebuilding Line (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

March 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,561,977	$2,497	$20,157	$-	$1,584,631
Short-term investments	22,909	-	-	-	22,909
Unsettled trades, net	3,254	-	-	-	3,254
Restricted cash	-	471	-	-	471
Receivables	10,366	22,337	46,087	(45,957)	32,833
Mortgage loans held-for-sale, net	-	-	29,900	-	29,900
Inventories, net
Housing completed or under construction	-	349,405	-	-	349,405
Land and land under development	-	206,581	-	-	206,581
Investment in subsidiaries	73,452	-	-	(73,452)	-
Other assets, net	78,080	61,280	3,807	-	143,167

Total Assets	$1,750,038	$642,571	$99,951	$(119,409)	$2,373,151

LIABILITIES
Accounts payable	$47,106	$19,381	$570	$(45,957)	$21,100
Accrued liabilities	135,179	125,488	59,000	-	319,667
Advances and notes payable to parent and subsidiaries	(460,514)	466,939	(6,425)	-	-
Mortgage repurchase facility	-	-	4,117	-	4,117
Senior notes, net	997,640	-	-	-	997,640

Total Liabilities	719,411	611,808	57,262	(45,957)	1,342,524

STOCKHOLDERS’ EQUITY	1,030,627	30,763	42,689	(73,452)	1,030,627

Total Liabilities and Stockholders’ Equity	$1,750,038	$642,571	$99,951	$(119,409)	$2,373,151

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,279,684	$3,536	$21,508	$-	$1,304,728
Short-term investments	54,864	-	-	-	54,864
Unsettled trades, net	57,687	-	-	-	57,687
Restricted cash	-	670	-	-	670
Receivables	176,522	30,100	43,889	(45,957)	204,554
Mortgage loans held-for-sale, net	-	-	68,604	-	68,604
Inventories, net
Housing completed or under construction	-	415,500	-	-	415,500
Land and land under development	-	221,822	-	-	221,822
Investment in subsidiaries	77,617	-	-	(77,617)	-
Other assets, net	79,832	63,213	3,464	-	146,509

Total Assets	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

LIABILITIES
Accounts payable	$46,794	$27,397	$559	$(45,957)	$28,793
Accrued liabilities	135,417	136,759	60,649	-	332,825
Advances and notes payable to parent and subsidiaries	(534,452)	540,509	(6,057)	-	-
Mortgage repurchase facility	-	-	34,873	-	34,873
Senior notes, net	997,527	-	-	-	997,527

Total Liabilities	645,286	704,665	90,024	(45,957)	1,394,018

STOCKHOLDERS’ EQUITY	1,080,920	30,176	47,441	(77,617)	1,080,920

Total Liabilities and Stockholders’ Equity	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$169,637	$-	$(2,655)	$166,982
Land sales and other revenue	50	3,337	5,563	-	8,950
Equity in (loss) income of subsidiaries	(17,326)	-	-	17,326	-

Total Revenue	(17,276)	172,974	5,563	14,671	175,932

COSTS AND EXPENSES
Home cost of sales	-	143,980	-	(2,655)	141,325
Asset impairments	-	14,569	-	-	14,569
Marketing and commission expenses	-	15,190	-	-	15,190
General and administrative and other expenses	17,971	17,581	4,440	-	39,992

Total Operating Costs and Expenses	17,971	191,320	4,440	(2,655)	211,076

(Loss) income from Operations	(35,247)	(18,346)	1,123	17,326	(35,144)
Other income (expense)	(6,319)	(167)	557	-	(5,929)

(Loss) income before income taxes	(41,566)	(18,513)	1,680	17,326	(41,073)
Benefit from (provision for) income taxes	713	100	(593)	-	220

NET (LOSS) INCOME	$(40,853)	$(18,413)	$1,087	$17,326	$(40,853)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$358,633	$-	$(2,841)	$355,792
Land sales and other revenue	184	29,622	10,180	-	39,986
Equity in (loss) income of subsidiaries	(68,958)	-	-	68,958	-

Total Revenue	(68,774)	388,255	10,180	66,117	395,778

COSTS AND EXPENSES
Home cost of sales	-	317,989	(111)	(2,841)	315,037
Asset impairments	-	54,832	-	-	54,832
Marketing and commission expenses	-	32,636	-	-	32,636
General and administrative and other expenses	13,469	60,331	7,066	-	80,866

Total Operating Costs and Expenses	13,469	465,788	6,955	(2,841)	483,371

(Loss) income from Operations	(82,243)	(77,533)	3,225	68,958	(87,593)
Other income (expense)	9,185	190	992	-	10,367

(Loss) income before income taxes	(73,058)	(77,343)	4,217	68,958	(77,226)
Benefit from (provision for) income taxes	238	4,408	(240)	-	4,406

NET (LOSS) INCOME	$(72,820)	$(72,935)	$3,977	$68,958	$(72,820)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
NET CASH PROVIDED BY OPERATING ACTIVITIES	$133,023	$53,433	$35,613	$17,424	$239,493

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	82,692	(2)	-	-	82,690

FINANCING ACTIVITIES
Payments from (advances to) subsidiaries	78,102	(54,470)	(6,208)	(17,424)	-
Mortgage repurchase facility	-	-	(30,756)	-	(30,756)
Dividend payments	(11,595)	-	-	-	(11,595)
Proceeds from exercise of stock options	56	-	-	-	56
Excess tax benefit from stock-based compensation	15	-	-	-	15

NET CASH USED IN FINANCING ACTIVITIES	66,578	(54,470)	(36,964)	(17,424)	(42,280)

Net increase (decrease) in cash and cash equivalents	282,293	(1,039)	(1,351)	-	279,903
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,561,977	$2,497	$20,157	$-	$1,584,631

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$17,753	$126,922	$47,123	$38,935	$230,733

NET CASH USED IN INVESTING ACTIVITIES	-	(43)	-	-	(43)

FINANCING ACTIVITIES
Payments from (advances to) subsidiaries	175,935	(127,340)	(9,660)	(38,935)	-
Lines of credits
Advances	-	-	38,004	-	38,004
Principal payments	-	-	(75,735)	-	(75,735)
Dividend payments	(11,517)	-	-	-	(11,517)
Proceeds from exercise of stock options	7,288	-	-	-	7,288
Excess tax benefit from stock-based compensation	356	-	-	-	356

NET CASH USED IN FINANCING ACTIVITIES	172,062	(127,340)	(47,391)	(38,935)	(41,604)

Net increase (decrease) in cash and cash equivalents	189,815	(461)	(268)	-	189,086
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,170,590	$2,644	$20,615	$-	$1,193,849

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q.

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or lots requiring minimal land development for the construction and sale of single family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland, Virginia, which includes Virginia and West Virginia, and Delaware Valley, which includes Pennsylvania, Delaware and New Jersey); and (4) Other Homebuilding (Florida and Illinois, although we decided to commence exiting the Illinois market during the 2008 third quarter).

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

EXECUTIVE SUMMARY

The homebuilding and mortgage lending industries continued to be extremely challenging during the 2009 first quarter. The deepening recession in the United States economy, continued deterioration in consumer confidence, increasing unemployment levels, and sustained oversupply of new and resale homes together with heightened competition for new home sales, all negatively impacted our financial and operating results during the 2009 first quarter. We continued to experience the effects of widespread national and international concern over instability in the credit and capital markets with significant market volatility and disruption in the economy of the United States and abroad during the

2009 first quarter, compared with the 2008 first quarter. Despite the increased affordability of new housing products, historically low interest rates and the availability of federal and state tax credits and incentives in several of our markets, the uncertainties created by economic conditions continued to make home purchases significantly more difficult for our customers and contributed to the declines in our new home sales and home closings during the 2009 first quarter as potential homebuyers continued to delay or refrain from purchasing new homes. These conditions also contributed to continued downward pressure on the average selling prices of our closed homes and land value of our existing inventory. We continue to believe that stability in the credit and capital markets and an eventual renewal of confidence in the United States and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” above.

Additionally, financial and operating results in the 2009 first quarter continued to be negatively impacted by unprecedented changes occurring in the mortgage finance, banking and insurance industries, including the failure or takeover of a number of major industry leaders as well as governmental intervention in, and support of, the businesses of many surviving entities. While the United States government did respond by taking steps in an attempt to stabilize the banking system and financial markets, the future impact of these measures and other legislation or proposed legislation on the financial markets, and the timing of an eventual turnaround in the homebuilding industry, remain unclear. See “Forward-Looking Statements” above.

The economic conditions outlined above continued to have a significant negative impact on our homebuilding operations during the 2009 first quarter, compared with the 2008 first quarter, through: (1) increases in competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog (as defined below) until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers experiencing increased difficulty in selling their existing homes in this increasingly competitive environment; and (5) increased difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify. Additionally, these economic conditions contributed to the significant shift from Prime (as defined below) mortgage loans to government mortgage loans for our homebuyers. Also, we continued to recognize impairments of our inventories, although at significantly lower levels than in 2008 and 2007. As a consequence, we incurred pre-tax losses of $41.1 million during the three months ended March 31, 2009 compared with pre-tax losses of $77.2 million during three months ended March 31, 2008. In response to the difficult conditions outlined above, we remain focused on our balance sheet and cash flows, as evidenced by having no outstanding borrowings on our Homebuilding Line (as defined below) and generating $239.5 million in cash from operations during the 2009 first quarter, which included collecting $162.2 million on our 2008 income tax receivable. As a result, and including the impact of generating $82.7 million in cash from investing activities, we increased our cash and cash equivalent balances to $1.6 billion at March 31, 2009 from $1.3 billion at December 31, 2008.

Recognizing the challenges presented by the sustained downturn in the homebuilding and mortgage lending businesses, during the 2009 first quarter, our management focused on the following:

•

Closely monitoring our general and administrative expenses and sales and marketing expenses, which resulted in continued declines in our employee headcount levels and declines in the number of model homes from March 31, 2008 levels;

•	Managing our inventory levels and terminating option contracts to purchase lots that no longer satisfied our underwriting criteria;

•

Continuing to execute on our Company-wide multi-year initiative focused on streamlining our processes and business practices for increased efficiency and to seek standardized business practices nationwide; and

•	Focusing on re-designing our home floor plans in an effort to produce housing that is more affordable to the customer and more cost-effective for the Company to build.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting policies generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management evaluates such estimates and judgments on an on-going basis and makes adjustments as deemed necessary. Actual results could differ from these estimates if conditions are significantly different in the future. Additionally, using different estimates or assumptions in our critical accounting estimates and policies could have a material impact to our consolidated financial statements. See “Forward-Looking Statements” below.

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (1) homebuilding inventory valuation (held-for-development); (2) homebuilding inventory valuation (held-for-sale); (3) income taxes—valuation allowance; (4) income taxes—FIN 48; (5) revenue recognition; (6) segment reporting; (7) stock-based compensation; (8) home cost of sales; (9) warranty costs; (10) insurance reserves; and (11) land option contracts. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, except as provided below.

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

We have identified each homebuilding subdivision as an operating segment in accordance with SFAS 131. Each homebuilding subdivision engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to manage the construction and sale of homes. In making the determination of whether or not our markets demonstrate similar economic characteristics, we review, among other things, actual and trending Home Gross Margins for homes closed within each market and forecasted Home Gross Margins. Accordingly, we may be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to demonstrate similar economic characteristics.

Our homebuilding reportable segments are as follows:

(1)	West (Arizona, California and Nevada)
(2)	Mountain (Colorado and Utah)
(3)	East (Delaware Valley, Maryland and Virginia)
(4)	Other Homebuilding (Florida and Illinois)

During the 2009 first quarter, we changed the composition of our reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This reclassification resulted primarily from a change in the structure of MDC’s internal organization. As a result, we have reclassified all prior period financial and operating measures of the Delaware Valley market to the East segment as a result of this reclassification in order to conform to the current year’s presentation.

KEY HOMEBUILDING MEASURES

The following discussion compares results for the three months ended March 31, 2009 with the three months ended March 31, 2008.

The table below sets forth information relating to orders for homes.

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Orders For Homes, net (units)
Arizona	158	282	(124)	-44%
California	75	159	(84)	-53%
Nevada	95	181	(86)	-48%

West	328	622	(294)	-47%

Colorado	134	163	(29)	-18%
Utah	41	44	(3)	-7%

Mountain	175	207	(32)	-15%

Delaware Valley	14	22	(8)	-36%
Maryland	37	47	(10)	-21%
Virginia	56	70	(14)	-20%

East	107	139	(32)	-23%

Florida	58	115	(57)	-50%
Illinois	8	15	(7)	-47%

Other Homebuilding	66	130	(64)	-49%

Total	676	1,098	(422)	-38%

Estimated Value of Orders for Homes, net (dollars in thousands)	$191,000	$324,000	$(133,000)	-41%
Estimated Average Selling Price of Orders for Homes, net (dollars in thousands)	$282.5	$295.1	$(12.5)	-4%
Cancellation Rate	23%	43%	-20%

Orders for Homes, net.  Each of our homebuilding segments, and most notably the West segment, in which most of our homebuilding activity has been concentrated, experienced declines in net home orders during the three months ended March 31, 2009. Net home orders during the 2009 first quarter for each of our markets were impacted adversely by the increased uncertainty in the overall United States and global economies, including the on-going effects of the deepening recession in the United States. These and other factors that have impacted adversely the home orders in each market of our homebuilding segments have been described in the Executive Summary section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“Item 2”). Also contributing to the decrease during the three months ended March 31, 2009 was the impact of a 33% decline in the overall number of our active subdivisions from March 31, 2008, which was particularly significant in the markets of our West and East segments, where our active subdivisions decreased by 42% and 37%, respectively, from March 31, 2008.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Arizona	172	351	(179)	-51%
California	59	154	(95)	-62%
Nevada	74	180	(106)	-59%

West	305	685	(380)	-55%

Colorado	91	117	(26)	-22%
Utah	40	82	(42)	-51%

Mountain	131	199	(68)	-34%

Delaware Valley	19	31	(12)	-39%
Maryland	26	49	(23)	-47%
Virginia	41	65	(24)	-37%

East	86	145	(59)	-41%

Florida	49	95	(46)	-48%
Illinois	9	12	(3)	-25%

Other Homebuilding	58	107	(49)	-46%

Total	580	1,136	(556)	-49%

Our home closings decreased during the three months ended March 31, 2009 for each market within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 2.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008
Homebuilding
West	21.4%	12.1%	9.3%
Mountain	7.0%	7.2%	-0.2%
East	14.0%	12.9%	1.1%
Other Homebuilding	11.4%	13.1%	-1.7%

Consolidated	15.4%	11.5%	3.9%

In our West segment, Home Gross Margins during the three months ended March 31, 2009 were impacted positively by adjustments of $3.4 million to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments made during 2008 and 2009. Also contributing to the increase in Home Gross Margins for the West segment was a reduction of approximately $66,000 per closed home in home cost of sales, primarily attributable to significant inventory impairments recorded during 2008, which lowered the lot cost basis on the homes we closed during the 2009 first quarter. These positive adjustments were offset by the impact of decreases in the net selling prices of our homes during the three months ended March 31, 2009. Home Gross Margins in our Mountain segment remained relatively flat during the three months ended March 31, 2009 as we experienced declines in the average selling prices of closed homes in the Utah market of this segment. This was offset by a decrease of $12,000 in home cost of sales per closed home, attributable to significant inventory impairments recorded during 2008. These impairments lowered the lot cost basis on the homes we closed during the 2009 first quarter.

Home Gross Margins in our East and Other Homebuilding segments were also relatively flat during the 2009 first quarter. For our East segment, the slight increase was primarily attributable to significant inventory impairments recorded during 2008, which lowered the lot cost basis of the homes we closed during the 2009 first quarter. The decrease in Home Gross Margins in the Other Homebuilding segment primarily resulted from a decline in the average selling price of closed homes for each market within this segment during the 2009 first quarter.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment, including an increase in the severity and duration of the recession in the United States, as well as homebuyers’ reluctance to purchase new homes based on concerns about job security; (2) continued and/or increases in home foreclosure levels; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) continued deterioration in the demand for new homes in our markets; (6) fluctuating energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; and (9) other general risk factors. See “Forward-Looking Statements” below.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	March 31, 2009	December 31, 2008	March 31, 2008
Backlog (units)
Arizona	144	158	523
California	65	49	208
Nevada	74	53	308

West	283	260	1,039

Colorado	115	72	259
Utah	43	42	140

Mountain	158	114	399

Delaware Valley	22	27	48
Maryland	69	58	124
Virginia	51	36	105

East	142	121	277

Florida	44	35	145
Illinois	2	3	49

Other Homebuilding	46	38	194

Total	629	533	1,909

Backlog Estimated Sales Value	$196,000	$173,000	$623,000

Estimated Average Selling Price of Homes in Backlog	$311.6	$324.6	$326.3

We define “Backlog” as homes under contract but not yet delivered. Because of the deterioration in demand for new homes and prospective homebuyers’ reluctance to purchase new homes, resulting from the conditions described in our Executive Summary section of this Item 2, our March 31, 2009 Backlog was down from March 31, 2008 for each market within our homebuilding segments. The estimated Backlog sales value decreased from $623 million at March 31, 2008 to $196 million at March 31, 2009, due to the 67% decrease in the number of homes in Backlog and a 5% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period.

Our consolidated Cancellation Rate during the three months ended March 31, 2009 decreased to 23% from 43% during the same period in 2008. This decline resulted from a decrease in the Cancellation Rate in each of our homebuilding segments, and most notably in our West segment, in which the Cancellation Rate decreased to 22% for the 2009 first quarter, from 44% during the three months ended March 31, 2008. Additionally, the Cancellation Rate in the Mountain, East and Other Homebuilding segments also decreased during the 2009 first quarter to 23%, 30% and 20%, respectively, compared with 44%, 43% and 35%, respectively, during the same period in 2008. The decrease in each segment during the 2009 first quarter primarily resulted from consistency in the mortgage loan origination requirements relative to the 2008 first quarter and fewer home order contracts that were contingent upon homebuyers selling their existing homes.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	March 31, 2009	December 31, 2008	March 31, 2008
Arizona	37	44	62
California	16	18	34
Nevada	23	24	34

West	76	86	130

Colorado	45	49	49
Utah	22	22	24

Mountain	67	71	73

Delaware Valley	2	3	2
Maryland	12	11	17
Virginia	10	12	19

East	24	26	38

Florida	7	7	15
Illinois	1	1	4

Other Homebuilding	8	8	19

Total	175	191	260

Our active subdivisions have decreased from March 31, 2008 and December 31, 2008 primarily because of our sale and closing of homes in existing subdivisions and efforts to manage our inventory balances, both of which have resulted in limited asset acquisitions during this homebuilding downcycle.

Average Selling Prices Per Home Closed.  The average selling price for our closed homes includes the base sales price, any purchased options and upgrades, reduced by any Sales Price Incentives (defined as discounts on the sales price of a home) or Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican). The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Arizona	$192.6	$232.2	$(39.6)	-17%
California	398.1	444.6	(46.5)	-10%
Colorado	352.3	354.4	(2.1)	-1%
Delaware Valley	424.9	425.8	(0.9)	0%
Florida	219.2	233.4	(14.2)	-6%
Illinois	320.4	400.5	(80.1)	-20%
Maryland	440.6	496.9	(56.3)	-11%
Nevada	203.0	247.3	(44.3)	-18%
Utah	298.6	340.1	(41.5)	-12%
Virginia	508.5	453.5	55.0	12%
Average	$287.9	$313.2	$(25.3)	-8%

The average selling price of homes closed during the three months ended March 31, 2009 decreased in most of our markets, most notably in the markets of our West segment. The decreases for Arizona, California, Nevada, Maryland and Utah, resulted in part from increased levels of incentives and reduced sales prices in response to lower demand for new homes and increased levels of competition in these markets. We also experienced a decrease in the average selling price in our Illinois market during the 2009 first quarter as we continued to execute our strategy of exiting from this market. We did experience an increase in the average selling price of closed homes in our Virginia market related to changes in the size and style of our single-family detached homes that were closed during this period.

RESULTS OF OPERATIONS

The following discussion compares results for the three months ended March 31, 2009 with the three months ended March 31, 2008.

Home Sales Revenue.  Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees. The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
West	$71,628	$195,033	$(123,405)	-63%
Mountain	44,006	69,563	(25,557)	-37%
East	40,376	67,061	(26,685)	-40%
Other Homebuilding	13,627	26,976	(13,349)	-49%

Total Homebuilding	169,637	358,633	(188,996)	-53%
Intercompany adjustments	(2,655)	(2,841)	186	7%

Consolidated	$166,982	$355,792	$(188,810)	-53%

The decrease in home sales revenue during the 2009 first quarter in our West segment primarily resulted from closing 380 fewer homes and significant decreases in the average selling prices for homes closed in each market within this segment. Home sales revenue in our Mountain, East and Other Homebuilding segments decreased during the three months ended March 31, 2009 due to closing 68, 59 and 49 fewer homes, respectively.

Land Sales.  Land sales revenue was $2.6 million and $28.6 million during the three months ended March 31, 2009 and 2008, respectively. Land sales revenue during these periods primarily resulted from our sale of approximately 115 and 800 lots, respectively, in our West segment. Land sales revenue decreased during the three months ended March 31, 2009 because we determined that the best use of a majority of our remaining land assets was to hold, develop or build them out rather than to sell.

Other Revenue.  Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican for the sale to third-parties of mortgage loans that HomeAmerican originated for our homebuyers. Our broker origination fees primarily represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consist of forfeiture of homebuyer deposits on a home sales contract and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$3,732	$6,099	$(2,367)	-39%
Broker origination fees	137	703	(566)	-81%
Insurance revenue	1,429	3,011	(1,582)	-53%
Title and other revenue	1,034	1,605	(571)	-36%

Total other revenue	$6,332	$11,418	$(5,086)	-45%

Other revenue was lower during the three months ended March 31, 2009 primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer mortgage loans in connection with closing fewer homes during the 2009 first quarter; (2) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during the three months ended March 31, 2009; and (3) title and other revenue, due to a decline in forfeited homebuyer deposits and fewer home closings for our American Home Title operations.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives (homebuyer closing cost assistance paid by Richmond American Homes to a third-party), and excludes commissions, amortization of deferred marketing costs and inventory impairments. The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$56,288	$171,519	$(115,231)	-67%
Mountain	40,906	64,521	(23,615)	-37%
East	34,707	58,397	(23,690)	-41%
Other Homebuilding	12,079	23,441	(11,362)	-48%

Total Homebuilding	143,980	317,878	(173,898)	-55%
Intercompany adjustments	(2,655)	(2,841)	186	7%

Consolidated	$141,325	$315,037	$(173,712)	-55%

The decrease in home cost of sales during the three months ended March 31, 2009 primarily resulted from the following decreases: (1) $154 million associated with closing fewer homes in each of our homebuilding segments; and (2) $20 million associated with a decrease in home cost of sales per closed home, primarily attributable to a decrease in the lot cost per closed home and $3.6 million in adjustments to our warranty reserve.

The decrease in our West segment primarily resulted from the following decreases: (1) approximately $95 million resulting from closing 380 fewer homes; (2) $14 million associated with a decrease in lot cost per closed home primarily resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory; and (3) $6 million associated with a decrease in home construction cost per closed home and adjustments to decrease our warranty reserves. The decrease in our Mountain segment was primarily due to closing 68 fewer homes, which resulted in a $22 million decrease to home cost of sales during the three months ended March 31, 2009. Also, the lot cost per closed home in the Mountain segment decreased resulting from significant inventory impairments recorded during 2008. These impairments lowered the lot cost basis of our inventory, which resulted in a $3 million decrease to our home cost of sales during the 2009 first quarter. Partially offsetting these items was an increase in the home construction cost per closed home which resulted in a $1.3 million increase to home cost of sales for this segment during the 2009 first quarter.

The decrease in our East segment was primarily due to closing 59 fewer homes, which resulted in a $24 million decrease to home cost of sales during the three months ended March 31, 2009. Also, the lot cost per closed home in the East segment decreased resulting from significant inventory impairments recorded during 2008. These impairments lowered the lot cost basis of our inventory, which resulted in a $2 million decrease to our home cost of sales during the 2009 first quarter. Partially offsetting these items was an increase in the home construction cost per closed home which resulted in a $3 million increase to home cost of sales for this segment during the 2009 first quarter. The 2009 first quarter increase in home construction cost per closed home primarily resulted from changes in the size and style of homes being closed during the quarter. The decrease in our Other Homebuilding segment was primarily due to closing 49 fewer homes, which resulted in an $11 million decrease to home cost of sales during the three months ended March 31, 2009.

Land Cost of Sales.  Land cost of sales was $1.3 million and $27.9 million during the three months ended March 31, 2009 and 2008, respectively. Land cost of sales during these periods resulted from our sale of approximately 115 and 800 lots, respectively, primarily in our West segment. Land cost of sales decreased during the three months ended March 31, 2009 because we determined that the best use of a majority of our remaining land assets was to hold, develop or build them out rather than to sell.

Asset Impairments.  The following table sets forth, by reportable segment, the asset impairments recorded for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended March 31,
	2009	2008	Change
Land and Land Under Development (Held-for-Development)
West	$9,791	$20,443	$(10,652)
Mountain	254	2,714	(2,460)
East	150	607	(457)
Other Homebuilding	17	14	3

Subtotal	10,212	23,778	(13,566)

Housing Completed or Under Construction (Held-for-Development)
West	3,276	21,335	(18,059)
Mountain	-	1,240	(1,240)
East	600	926	(326)
Other Homebuilding	267	291	(24)

Subtotal	4,143	23,792	(19,649)

Land and Land Under Development (Held-for-Sale)
West	-	5,366	(5,366)
Mountain	-	-	-
East	-	-	-
Other Homebuilding	-	730	(730)

Subtotal	-	6,096	(6,096)

Other Assets	214	1,166	(952)

Consolidated Asset Impairments	$14,569	$54,832	$(40,263)

The 2009 first quarter impairments of our held-for-development inventories were concentrated in the Nevada market of the West segment. These impairments resulted from significant decreases in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close out phase.

The decrease in the impairments of the Company’s held-for-development inventories during the three months ended March 31, 2009 primarily resulted from a decrease in the total number of impaired lots, 719 during the 2009 first quarter and 2,628 during the 2008 first quarter. This decrease is attributable to a decrease in the total number of owned lots at March 31, 2009 and the impact of recording significant impairments during the 2008 second, third and fourth quarters, all of which contributed to lower asset values during the 2009 first quarter. Additionally, the Company did not record any impairments associated with its held-for-sale inventories during the 2009 first quarter. This is due primarily to closing on the sale of held-for-sale assets during 2008 and the impact of taking approximately $29.6 million of impairments on the Company’s held-for-sale assets during 2008.

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last five quarters, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Held-for- Development	Held-for-Sale	Total Inventory Impairments
March 31, 2009	$14,355	$-	$14,355	$38,602	719	46
December 31, 2008	54,221	2,807	57,028	165,656	2,177	132
September 30, 2008	83,340	7,480	90,820	213,498	3,474	151
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
March 31, 2008	47,570	6,096	53,666	218,526	2,628	94

Marketing Expenses. Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$4,533	$12,105	$(7,572)	-63%
Mountain	2,035	3,490	(1,455)	-42%
East	1,688	2,410	(722)	-30%
Other Homebuilding	576	1,198	(622)	-52%

Consolidated	$8,832	$19,203	$(10,371)	-54%

The $10.4 million decrease in total marketing expenses primarily resulted from decreases of: (1) $3.9 million in amortization of deferred marketing costs resulting from closing 556 fewer homes; (2) $2.0 million in employee compensation and other employee-related benefit costs; (3) $1.9 million in sales office expenses in connection with having approximately 57% fewer model homes at March 31, 2009, compared with March 31, 2008, as well as having fewer active subdivisions during the 2009 first quarter; and (4) $1.8 million in advertising expenses as we continued to reduce our overall advertising costs in an effort to manage our expenses during this period of lower homebuilding activity.

Commission Expenses.  Commission expenses primarily include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$2,567	$7,183	$(4,616)	-64%
Mountain	1,668	2,744	(1,076)	-39%
East	1,608	2,347	(739)	-31%
Other Homebuilding	515	1,159	(644)	-56%

Consolidated	$6,358	$13,433	$(7,075)	-53%

Commission expenses within all of our homebuilding segments decreased during the three months ended March 31, 2009, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to closing fewer homes and the declines in the average selling price of closed homes.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$6,895	$17,004	$(10,109)	-59%
Mountain	4,050	6,583	(2,533)	-38%
East	3,771	5,047	(1,276)	-25%
Other Homebuilding	1,063	2,068	(1,005)	-49%

Total Homebuilding	15,779	30,702	(14,923)	-49%

Financial Services and Other	4,498	7,023	(2,525)	-36%
Corporate	18,104	13,463	4,641	34%

Consolidated	$38,381	$51,188	$(12,807)	-25%

General and administrative expenses for each of our homebuilding segments decreased during the three months ended March 31, 2009. These reduced expenses resulted from various 2008 cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. Through these efforts, the employee headcount for our homebuilding operations decreased throughout 2008 and the 2009 first quarter to approximately 750 at March 31, 2009 from approximately 1,450 at March 31, 2008.

The 2009 first quarter decrease in general and administrative expenses was most notable within the West segment and primarily resulted from the following decreases: (1) $4.5 million in employee compensation and other employee-related benefit costs as we lowered our headcount by 55% from March 31, 2008 in this segment; (2) $1.5 million of inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; and (3) $3.4 million in other general and administrative expenses, primarily consisting of reductions in consulting-related services. In our Mountain segment, general and administrative expenses were lower during the first three months of 2009, primarily due to a $1.8 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount by 44% from March 31, 2008 in this segment. See Note 12 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

General and administrative expenses decreased during the three months ended March 31, 2009 in our East segment primarily due to a decrease of $1.4 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 31% from March 31, 2008 in this segment. In our Other Homebuilding segment, general and administrative expenses were lower during the 2009 first quarter, primarily resulting from a decrease of $0.4 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 46% from March 31, 2008 in this segment.

In our Financial Services and Other segment, general and administrative expenses declined during the three months ended March 31, 2009, primarily due to a $1.4 million decrease in compensation-related costs, as we reduced our employee headcount for this segment by 34% from March 31, 2008.

In our Corporate segment, general and administrative expenses increased during the 2009 first quarter, primarily resulting from: (1) lower stock-based compensation expense during the 2008 first quarter due to forfeitures of unvested stock option awards upon the retirement of our previous Chief Financial Officer who announced his retirement during the 2008 first quarter; and (2) a $2.8 million decrease in Supervisory Fees received from the Company’s other segments.

Other Operating Expenses.  Other operating expenses relate primarily to write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. The decline during the 2009 first quarter resulted from a decrease in the number of lot options that we elected not to exercise.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and short-term investments, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. During the 2009 first quarter, we expensed $9.6 million of interest that was incurred on our senior notes that could not be capitalized, compared with the 2008 first quarter in which all interest incurred on our senior notes was capitalized to our homebuilding inventories. Also contributing to the change from the 2008 first quarter were lower interest rates on our cash, cash equivalents and short-term investments, which more than offset the increases in our average cash balances during the 2009 first quarter. As a result, we had net interest expense of $5.7 million during the three months ended March 31, 2009, compared with net interest income of $10.3 million during the 2008 first quarter.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$(10,303)	$(61,391)	$51,088	83%
Mountain	(4,811)	(11,608)	6,797	59%
East	(2,371)	(2,379)	8	0%
Other Homebuilding	(831)	(1,896)	1,065	56%

Total Homebuilding	(18,316)	(77,274)	58,958	76%

Financial Services and Other	1,621	4,148	(2,527)	-61%
Corporate	(24,378)	(4,100)	(20,278)	-495%

Consolidated	$(41,073)	$(77,226)	$36,153	47%

Overall, performance in each of our homebuilding segments and our Financial Services and Other segment have been adversely affected by the absence of homebuyer demand, and other factors as described in our Executive Summary section of this Item 2.

In our West segment, our 2009 first quarter loss before income taxes was lower primarily due to a $34.1 million decrease in inventory impairments, a combined decrease of $22.3 million in general and administrative, commission and sales and marketing expenses and a 930 basis point increase in Home Gross Margins. These improvements partially were offset by closing 380 fewer homes. In our Mountain segment, the loss before income taxes during the 2009 first quarter decreased due to the following: (1) a combined decrease of $5.1 million associated with general and administrative, commission and sales and marketing expenses; and (2) a decrease of $3.7 million in inventory impairments. Partially offsetting these items was the impact of closing 68 fewer homes.

While the loss before income taxes incurred in our East segment during the 2009 first quarter did not change significantly from the 2008 first quarter, it was impacted positively by the following: (1) a combined decrease of $2.7 million in general and administrative, commission and sales and marketing expenses; (2) a $0.8 million decrease in inventory impairments; and (3) a 110 basis point increase in Home Gross Margins. Offsetting these items was the impact of closing 59 fewer homes. In our Other Homebuilding segment, the loss before income taxes for the 2009 first quarter was lower primarily due to a $0.8 million decrease in inventory impairments and a combined decrease of $2.3 million in general and administrative, commission and sales and marketing expenses, partially offset by a 170 basis point decrease in Home Gross Margins and the impact of closing 49 fewer homes.

Income before income taxes in our Financial Services and Other segment was lower during the three months ended March 31, 2009, primarily resulting from a $4.6 million decrease in total segment revenue due to a $2.9 million decrease in gains on sales of mortgage loans and broker origination fees and a $1.6 million decrease in insurance revenue. These items partially were offset by a $2.5 million decrease in general and administrative expenses. Loss before income taxes in our Corporate segment during the 2009 first quarter was higher primarily due to: (1) expensing $9.6 million of interest incurred on our Senior Notes during the 2009 first quarter; (2) a $5.6 million decrease in interest income for this segment; and (3) a $4.6 million increase in general and administrative expenses.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, our overall effective income tax rates were 0.5% and 5.7% for the three months ended March 31, 2009 and 2008, respectively. The decrease in the effective tax rate during the 2009 first quarter, compared with the same period during 2008, resulted primarily from the inability to carry back the net operating loss at March 31, 2009.

OTHER HOMEBUILDING MEASURES

Inventory.  Our inventory consists of land and land under development and housing completed or under construction. Land and land under development in our Consolidated Balance Sheets primarily includes land acquisition costs and land development costs associated with subdivisions for which we have the intent to construct and sell homes. Also, we include land that is accounted for as held-for-sale as a component of land and land under development in our Consolidated Balance Sheets. Housing completed or under construction in our Consolidated Balance Sheet primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) indirect fees as permitted by SFAS 67.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands) and it includes $5.6 million that is held-for-sale primarily in our Illinois market.

	March 31, 2009	December 31, 2008	March 31, 2008
Arizona	$20,811	$22,388	$73,389
California	4,278	3,124	23,736
Nevada	21,916	32,732	66,881

West	47,005	58,244	164,006

Colorado	82,131	83,877	126,162
Utah	24,902	25,701	70,122

Mountain	107,033	109,578	196,284

Delaware Valley	3,923	3,755	11,556
Maryland	12,297	11,701	31,808
Virginia	29,441	31,472	48,244

East	45,661	46,928	91,608

Florida	3,677	3,924	10,475
Illinois	3,205	3,148	8,149

Other Homebuilding	6,882	7,072	18,624

Total	$206,581	$221,822	$470,522

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands) and it includes $5.2 million that is held-for-sale in our California market.

	March 31, 2009	December 31, 2008	March 31, 2008
Arizona	$51,935	$64,088	$132,230
California	51,848	63,820	171,108
Nevada	33,624	38,033	82,994

West	137,407	165,941	386,332

Colorado	94,231	104,497	141,077
Utah	28,225	33,078	61,354

Mountain	122,456	137,575	202,431

Delaware Valley	9,222	13,202	21,050
Maryland	26,731	29,944	51,081
Virginia	33,628	41,127	67,542

East	69,581	84,273	139,673

Florida	15,951	20,911	28,640
Illinois	4,010	6,800	21,205

Other Homebuilding	19,961	27,711	49,845

Total	$349,405	$415,500	$778,281

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units). The Company’s total lots owned per the table below includes 861, 944 and 1,659 lots which were held for sale at March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

	March 31, 2009	December 31, 2008	March 31, 2008
Lots Owned
Arizona	1,365	1,458	2,423
California	695	839	1,150
Nevada	1,045	1,111	1,241

West	3,105	3,408	4,814

Colorado	2,523	2,597	2,890
Utah	621	642	830

Mountain	3,144	3,239	3,720

Delaware Valley	110	115	138
Maryland	180	176	287
Virginia	227	241	336

East	517	532	761

Florida	242	257	561
Illinois	141	141	165

Other Homebuilding	383	398	726

Total	7,149	7,577	10,021

Lots Controlled Under Option
Arizona	460	472	400
California	149	149	157
Nevada	95	95	-

West	704	716	557

Colorado	158	184	255
Utah	-	-	-

Mountain	158	184	255

Delaware Valley	14	40	327
Maryland	350	355	449
Virginia	620	592	1,072

East	984	987	1,848

Florida	438	471	470
Illinois	-	-	-

Other Homebuilding	438	471	470

Total	2,284	2,358	3,130

Total Lots Owned and Controlled	9,433	9,935	13,151

During the 2009 first quarter, our total number of lots owned (excluding homes completed or under construction) decreased 6% from December 31, 2008, primarily due to: (1) the transfer of lots from land to homes completed or under construction; and (2) the sale of approximately 115 lots, primarily in our West segment. As a result, and with the additional impact of recording $10.2 million of impairments on our land inventory during the 2009 first quarter, we reduced our land and land under development by $15.2 million since December 31, 2008. Additionally, our housing completed and under construction decreased by $66.1 million primarily due to the sale and closing of 580 homes during the three months ended March 31, 2009.

Our total number of lots under option decreased slightly as we exercised our right to terminate several lot option contracts that no longer met our underwriting criteria.

The table below shows the amount of non-refundable option deposits (in thousands).

	March 31, 2009	December 31, 2008	March 31, 2008
Non-refundable Option Deposits
Cash	$5,526	$5,145	$6,476
Letters of Credit	3,257	4,358	4,221

Total Non-refundable Option Deposits	$8,783	$9,503	$10,697

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	March 31, 2009	December 31, 2008	March 31, 2008
Unsold Homes Under Construction—Final	293	451	449
Unsold Homes Under Construction—Frame	255	329	516
Unsold Homes Under Construction—Foundation	100	41	134

Total Unsold Homes Under Construction	648	821	1,099
Sold Homes Under Construction	471	409	1,340
Model Homes	274	387	640

Homes Completed or Under Construction	1,393	1,617	3,079

OTHER OPERATING RESULTS

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended March 31,		Change
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$126,507	$164,743	$(38,236)	-23%

Principal amount of mortgage loans brokered	$12,965	$59,571	$(46,606)	-78%

Capture Rate	82%	58%	24%
Including brokered loans	90%	75%	15%
Mortgage products (% of mortgage loans originated)
Fixed rate	100%	94%	6%
Adjustable rate - interest only	0%	2%	-2%
Adjustable rate - other	0%	4%	-4%

Prime loans (1)	42%	63%	-21%
Alt A loans (2)	0%	0%	0%
Government loans (3)	58%	37%	21%
Sub-prime loans (4)	0%	0%	0%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Alt-A loans are defined as loans that would otherwise qualify as prime loans except that they do not comply with the documentation standards of the government sponsored enterprise guidelines.
(3)	Government loans are loans either insured by the Federal Housing Administration or guaranteed by the Department of Veteran Affairs.
(4)	Sub-prime mortgage loans are non government insured mortgage loans that have FICO scores of less than or equal to 620.

The principal amount of mortgage loans originated and brokered decreased during the three months ended March 31, 2009, primarily due to the Company closing 49% fewer homes, partially offset by increases in the Capture Rate during the 2009 first quarter. The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

Fixed rate mortgage loans as a percentage of the total mortgage loans HomeAmerican originated increased slightly during the three months ended March 31, 2009, due in part to continued reduced demand by third-party purchasers for non-conforming mortgage loans. Additionally, during the 2009 first quarter, for mortgage loan originations for which the homebuyer had not provided at least a 20% down payment, the Company experienced a significant shift from the origination of Prime loans to government loans. This shift primarily resulted from premiums for FHA mortgage loans being less expensive than mortgage insurance associated with Prime loans.

Forward Sales Commitments.  HomeAmerican originates mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. During the year ended December 31, 2008, upon adopting the fair value option under SFAS 159 for our mortgage loans held-for-sale, we attempted to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we were hedging without having to designate our derivatives as hedging instruments in accordance with SFAS 133. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. For commitments to originate mortgage loans that were converted to closed loans during 2008, we recorded the change in fair value of the associated lock at the time of closing as an adjustment to the cost basis in the underlying loan. Due to this hedging philosophy, we believe the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

Interest Activity.  As a result of the significant decrease in inventory levels during 2009 and 2008 that are actively being developed, we determined that $9.6 million of the total $14.5 million of interest incurred on our senior notes during the three months ended March 31, 2009 could not be capitalized in accordance with SFAS 34 “Capitalization of Interest Costs.”

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

In response to the difficult conditions described in the Executive Summary section of this Item 2, we remained focused on our balance sheet and cash flow as evidenced by our generation of $239.5 million in cash from operations during the three months ended March 31, 2009, which contributed to our March 31, 2009 cash and cash equivalent balances increasing to $1.6 billion from $1.3 billion at December 31, 2008.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) our Mortgage Repurchase Facility. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Repurchase Facility. As of March 31, 2009, the amount of the Commitment (as defined below) on our Homebuilding Line was $800 million, which we deem to be appropriate given the needs for financing in the current and foreseeable future market. Because of our current balance of cash, cash equivalents, short-term investments, unsettled trades and available capacity under our Homebuilding Line and Mortgage Repurchase Facility, we believe that our current capital resources are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Our homebuilding line of credit is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit ratings and leverage ratio. Additionally, we incur costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. At March 31, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $23.1 million and $26.6 million, respectively, in letters of credit outstanding as of such dates, which reduced the amounts available to be borrowed under our Homebuilding Line.

Mortgage Lending.  Effective November 12, 2008, HomeAmerican entered into a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. At March 31, 2009 and December 31, 2008, we had $4.1 million and $34.9 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement in accordance with SFAS 140 and are reported as mortgage repurchase facility on the Consolidated Balance Sheets.

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

General.  The agreements for our Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2008.

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. At March 31, 2009, we did not maintain a 2.0 to 1.0 Interest Coverage Ratio (as defined in the Homebuilding Line) and, as a result, our maximum permitted leverage ratio (as defined its Homebuilding Line agreement) is 50% as of March 31, 2009. Under this test, our leverage ratio (as defined in the Homebuilding Line agreement) has a floor of 50% and a maximum of 55%. This, together with the decline in our consolidated stockholders’ equity, has resulted in a current reduction in our capacity to borrow under the Homebuilding Line from $539 million at December 31, 2008 to $494 million.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our Consolidated Tangible Net Worth (as defined) must not be less than a Minimum Consolidated Tangible Net Worth (as defined) which is as follows: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the guarantor subsidiaries after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment. As of March 31, 2009, our required Minimum Consolidated Tangible Net Worth was approximately $851 million and our actual Consolidated Tangible Net Worth was $992 million.

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

The Homebuilding line also contains a cash flow/liquidity test. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage

Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company shall either maintain (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined which includes, among other things, cash, cash equivalents, short-term investments and unsettled trades), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500 million. The Company’s compliance with the cash flow/liquidity test shall be measured on a quarterly basis and the Company’s failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

Additionally, pursuant to the Homebuilding Line, should there be a defaulting lender, the Company is required to: (i) prepay swing line loans or cash collateralize the defaulting lender’s share of the swing line loans and (ii) cash collateralize the defaulting lender’s share of the outstanding facility letters of credit.

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

MDC Common Stock Repurchase Program

At March 31, 2009, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2009 and 2008.

Consolidated Cash Flow

During the 2009 first quarter, we generated $239.5 million of cash from operating activities, primarily resulting from the following: (1) $162.2 million we collected as a significant portion of our 2008 income tax receivable; (2) $68.3 million by reducing our inventory levels, which primarily resulted from closing 580 homes; and (3) decreasing our mortgage loans-held-for-sale by $38.7 million. These items partially were offset by a net loss before non-cash charges of $18.9 million and payments of certain employee bonuses, which contributed to the $10.1 million use of cash to pay down our accrued liabilities.

During the first three months of 2008, we generated $230.7 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $154.7 million, as we continued to execute a strategy of limiting our new land purchases; (2) the $50.0 million reduction in our income tax receivable/payable balance, which was primarily related to the collection of our 2007 federal income tax refund; and (3) decreasing our mortgage loans held-for-sale by $43.5 million as we closed more homes during the 2007 fourth quarter than in the 2008 first quarter for which the mortgage loans were not sold to third-party purchasers. These cash increases partially were offset by a $49.4 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses.

We generated $82.7 million of cash from investing activities during the three months ended March 31, 2009, primarily attributable to $54.4 million of settlements associated with our investments in The Reserve’s Primary and Government money market funds and $54.9 million of short-term investments, which matured during the 2009 first quarter. Partially offsetting these sources of cash were $22.9 million of additional purchases of short-term investments and $3.7 million of property and equipment purchases, primarily attributable to the purchase of our new enterprise resource planning system. We used $43,000 of cash in investing activities during the three months ended March 31, 2008 for purchases of property and equipment.

We used $42.3 million of cash from financing activities during the 2009 first quarter, primarily resulting from a net payment on our mortgage repurchase facility of $30.8 million and $11.6 million of dividend payments. During the three months ended March 31, 2008, we used $41.6 million in cash from financing activities. We used $37.7 million to pay down the Mortgage Line and $11.5 million to pay dividends, partially offset by cash proceeds of $7.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2009, we had non-refundable deposits of $5.5 million in the form of cash and $3.3 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation may also include certain costs we are required to reimburse the seller. At March 31, 2009, the total purchase price for lots under option was approximately $262 million.

At March 31, 2009, we had outstanding performance bonds and letters of credit totaling approximately $147.5 million and $32.2 million, respectively, including $7.2 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We estimate that the costs to complete under our outstanding performance bonds and letters of credit is approximately $21 million and we expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

We do not believe inflation is a significant immediate risk. We continue to believe that deflation and deterioration in asset values as well as a deepening recession and associated job losses are the factors that will shape our business during the near term. Real estate and residential housing prices are affected by a number of factors, including, but not limited to, the uncertainty of potential homebuyers in the stability of their employment circumstances, stability of the United States and global economies, inflation or deflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Uncertainty in the stability of the United States and global economies and significant volatility in the banking system and financial markets can, and has, caused potential homebuyers to refrain from committing to make significant purchases, including the purchase of new homes. In the event volatility in the banking system and financial markets continues and the United States economy does not stabilize in the near term, our ability to sell new homes to potential homebuyers will be impacted negatively. See “Forward-Looking Statements” below.

Inflation can cause increases in the price of land, raw materials and subcontracted labor. Unless these increased costs are recovered through higher sales prices, Home Gross Margins would decrease. Also, deflation can cause the market value of our land and constructed homes to decline, which could negatively impact our results of operations. If interest rates increase, construction and financing costs, as well as the cost of borrowings, could also increase, which can result in lower Home Gross Margins. Increases in home mortgage interest rates make it more difficult for our customers to qualify for home mortgage loans, potentially decreasing home sales revenue. Increases in interest rates also may affect adversely the volume of mortgage loan originations. Increases in competition and the supply of unsold new and existing homes have had an adverse effect on our ability to generate new home orders and maintain home orders in Backlog, and have had a significant negative impact on our Home Gross Margins and results from operations. Additionally, because we are primarily a suburban residential builder, if our country experiences increased energy costs and/or on-going inflationary pressures, demand for our homes could be impacted adversely and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operational results.

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

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These

forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2008 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2009.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 10, 2009, the U.S. Judicial Panel on Multidistrict Litigation consolidated MDC’s action with fifteen other cases for pretrial proceedings before Judge Paul G. Gardephe in the Southern District. The consolidated actions were designated In re The Reserve Fund Securities and Derivative Litigation, MDL No. 2011. While MDC’s claim remains an independent action, pretrial procedures—including motion practice and discovery—will be coordinated with a number of other actions arising from The Reserve Fund’s liquidation and failure to honor redemption requests.

As of March 31, 2009, MDC had received payment of $21.3 million from the Primary Fund and $90.1 million from the Government Fund. MDC intends to maintain the litigation to collect the remainder of its funds together with associated damages from the Primary Fund and the Government Fund.

Item 1A.	Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2008. For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2008, which include the following:

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

•	In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

•	Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

•	Interest rate increases or changes in lending programs could lower demand for our homes and our mortgage lending services.

•	Our homebuilding and financial services operations have concentration risks that could impact our results of operations.

•

Our business is subject to numerous federal, local, and state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

•	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

•	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

•	We are dependent on the services of certain key employees, and the loss of their services could hurt our business.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the first quarter of 2009. Additionally, there were no sales of unregistered equity securities during the first quarter of 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following are the results of the voting of shareowners at the Company’s Annual Meeting held on April 27, 2009:

A total of 43,289,551 shares out of the 46,786,269 shares outstanding and entitled to vote were represented in person or by proxy at the Annual Meeting.

Proposal One—Election of Directors

The following members of the Board of Directors were elected as Class III Directors for three-year terms expiring in 2012:

	Votes For	Votes Withheld
David E. Blackford	41,919,799	1,369,752
Steven J. Borick	42,936,978	352,573

Michael A. Berman, Herbert T. Buchwald and Larry A. Mizel continue as Class I directors with terms expiring in 2010. William B. Kemper and David D. Mandarich continue as Class II directors with terms expiring in 2011.

Proposal Two—Shareholder Proposal Regarding Chairman and CEO Positions

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,878,110	31,194,532	9,424	3,207,485

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal was rejected by 78% of the votes cast.

Proposal Three—To Approve the Selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 Fiscal Year

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,183,546	103,414	2,590	0

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal passed by over 99% of the votes cast.

Item 5.	Other Information

On April 27, 2009, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 27, 2009 to shareowners of record on May 13, 2009.

Item 6.	Exhibits

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Christopher M. Anderson
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