Form 10-Q
period 2009-06-30
MDC HOLDINGS INC
filed 2009-07-31
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, 46,964,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,559,825	$1,304,728
Marketable securities	71,926	54,864
Unsettled trades, net	2,133	57,687
Restricted cash	619	670
Receivables
Home sales receivables	13,073	17,104
Income taxes receivable	-	170,753
Other receivables	13,108	16,697
Mortgage loans held-for-sale, net	51,029	68,604
Inventories, net
Housing completed or under construction	297,092	415,500
Land and land under development	195,778	221,822
Property and equipment, net	37,146	38,343
Deferred tax asset, net of valuation allowance	-	-
Related party assets	28,627	28,627
Prepaid expenses and other assets, net	78,338	79,539

Total Assets	$2,348,694	$2,474,938

Liabilities
Accounts payable	$28,582	$28,793
Accrued liabilities	301,228	332,825
Income taxes payable, net	2,764	-
Mortgage repurchase facility	24,175	34,873
Senior notes, net	997,756	997,527

Total Liabilities	1,354,505	1,394,018

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,017,000 and 46,964,000 issued and outstanding, respectively, at June 30, 2009 and 46,715,000 and 46,666,000 issued and outstanding, respectively, at December 31, 2008	470	467
Additional paid-in-capital	795,345	788,207
Retained earnings	199,033	292,905
Treasury stock, at cost; 53,000 and 49,000 shares at June 30, 2009 and December 31, 2008, respectively	(659)	(659)

Total Stockholders’ Equity	994,189	1,080,920

Total Liabilities and Stockholders’ Equity	$2,348,694	$2,474,938

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Home sales revenue	$185,554	$382,093	$352,536	$737,885
Land sales revenue	1,954	12,281	4,572	40,849
Other revenue	7,758	9,048	14,090	20,466

Total Revenue	195,266	403,422	371,198	799,200

Costs and Expenses

Home cost of sales	152,118	337,543	293,443	652,580
Land cost of sales	1,500	6,835	2,841	34,784
Asset impairments, net	1,243	88,278	15,812	143,110
Marketing expenses	7,930	20,350	16,762	39,553
Commission expenses	6,953	14,659	13,311	28,092
General and administrative expenses	37,800	43,922	76,181	95,110
Other operating expenses	292	1,846	557	3,570
Related party expenses	4	5	9	10

Total Operating Costs and Expenses	207,840	513,438	418,916	996,809

Loss from Operations	(12,574)	(110,016)	(47,718)	(197,609)

Other income (expense)
Interest income	2,968	8,547	7,039	19,023
Interest expense	(9,838)	(80)	(19,578)	(210)
Other income	381	9	121	30

Loss before income taxes	(19,063)	(101,540)	(60,136)	(178,766)
(Provision for) benefit from income taxes, net	(10,519)	814	(10,299)	5,220

NET LOSS	$(29,582)	$(100,726)	$(70,435)	$(173,546)

LOSS PER SHARE
Basic	$(0.64)	$(2.18)	$(1.52)	$(3.77)

Diluted	$(0.64)	$(2.18)	$(1.52)	$(3.77)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	46,548	46,110	46,474	46,033

Diluted	46,548	46,110	46,474	46,033

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(70,435)	$(173,546)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments, net	15,812	143,110
Deferred tax asset, net of valuation allowance	-	84,710
Amortization of deferred marketing costs	3,804	13,172
Write-offs of land option deposits and pre-acquisition costs	557	3,668
Depreciation and amortization of long-lived assets	2,920	4,786
Stock-based compensation expense	7,325	5,357
Excess tax benefits from stock-based compensation	-	(367)
Gain on sale of assets, net	(1,531)	(6,095)
Other non-cash expenses	1,223	272
Net changes in assets and liabilities:
Restricted cash	51	312
Home sales and other receivables	7,620	3,820
Income taxes receivable/payable	169,862	218
Mortgage loans held-for-sale, net	17,575	21,007
Housing completed or under construction	114,079	209,290
Land and land under development	16,506	99,980
Prepaid expenses and other assets, net	(4,235)	(6,036)
Accounts payable	(211)	(27,088)
Accrued liabilities	(29,104)	(54,267)

Net cash provided by operating activities	251,818	322,303

Investing Activities
Purchase of marketable securities	(81,926)	-
Maturity of marketable securities	64,864	-
Proceeds from redemption requests on unsettled trades	55,554	-
Purchase of property and equipment	(4,549)	(116)

Net cash provided by (used in) investing activities	33,943	(116)

Financing Activities
Lines of credit - advances	-	93,493
Lines of credit - payments	-	(108,210)
Payment on mortgage repurchase facility	(34,873)	-
Advances on mortgage repurchase facility	24,175	-
Dividend payments	(23,437)	(23,104)
Proceeds from exercise of stock options	3,471	7,321
Excess tax benefits from stock-based compensation	-	367

Net cash used in financing activities	(30,664)	(30,133)

Net increase in cash and cash equivalents	255,097	292,054
Cash and cash equivalents
Beginning of period	1,304,728	1,004,763

End of period	$1,559,825	$1,296,817

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2009 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 10, 2009.

The Consolidated Statements of Operations for the three and six months ended June 30, 2009 and Consolidated Statement of Cash Flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2008 Annual Report on Form 10-K.

During 2009 first quarter, the Company reclassified certain costs, primarily write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise, from general and administrative expenses to other operating expenses on the Consolidated Statements of Operations. Accordingly, the Company has reclassified $1.8 million and $3.6 million of write-offs of pre-acquisition costs and deposits during the three and six months ended June 30, 2008, respectively, in order to conform to the current year’s presentation.

During the 2009 first quarter, the Company changed the composition of its reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This resulted primarily from a change in the internal reporting structure of the Company. As a result, the Company has restated all prior period financial and operating measures of the Delaware Valley market to the East segment in order to conform to the current year’s presentation. Certain other prior period balances have been reclassified to conform to the current year’s presentation.

2.	Unsettled Trades

On September 16, 2008, the Company delivered a timely redemption request to The Reserve Funds to redeem its investment in The Reserve’s Primary money market fund. The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. Despite representations by The Reserve that the redemptions would be paid the same day as the redemption request, the amounts due to the Company were not distributed to the Company upon request of redemption. Accordingly, at June 30, 2009 and December 31, 2008, the Company has presented the amounts due from The Reserve as unsettled trades on the Consolidated Balance Sheets and has presented the settlement of its redemption request as a source of cash from investing activities in the Company’s Consolidated Statements of Cash Flows. At June 30, 2009, the Company had $2.1 million of unsettled trades, net with The Reserve Primary Fund. While the Company believes that it made a timely redemption request to settle its investment in The Reserve Primary Fund on September 16, 2008, there are no assurances that the Company will

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

ultimately receive this amount and, as such, the Company had a valuation allowance of $374,000 against the unsettled trade associated with its redemption request of The Reserve Primary Fund as of June 30, 2009 and December 31, 2008.

3.	Asset Impairment

The Company’s held-for-development and held-for-sale inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s held-for-sale inventories include inventory associated with subdivisions for which the Company intends to sell the assets in their current condition. At June 30, 2009 and December 31, 2008, the Company’s inventories on the Consolidated Balance Sheets included $10.0 million and $12.1 million, respectively, of held-for-sale inventory.

On a quarterly basis, the Company evaluates its held-for-development and held-for-sale inventory for impairment in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

The following table sets forth, by reportable segment, the asset impairments recorded during the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Land and Land Under Development (Held-for-Development)
West	$-	$18,321	$9,791	$38,764
Mountain	-	23,973	254	26,687
East	1,450	6,091	1,600	6,698
Other Homebuilding	-	1,851	17	1,865

Subtotal	1,450	50,236	11,662	74,014

Housing Completed or Under Construction (Held-for-Development)
West	-	11,838	3,276	33,173
Mountain	-	5,977	-	7,217
East	275	2,167	875	3,093
Other Homebuilding	-	1,806	267	2,097

Subtotal	275	21,788	4,418	45,580

Land and Land Under Development (Held-for-Sale)
West	(557)	9,360	(557)	14,726
Mountain	-	150	-	150
East	-	750	-	750
Other Homebuilding	-	2,938	-	3,668

Subtotal	(557)	13,198	(557)	19,294

Other Assets	75	3,056	289	4,222

Consolidated Asset Impairments	$1,243	$88,278	$15,812	$143,110

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

During the 2009 second quarter, the Company’s impairments were concentrated in two subdivisions in the East segment and primarily resulted from continued decline in the demand for homes in these subdivisions.

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

The impairments of the Company’s held-for-development inventories incurred during the 2008 second quarter and first six months primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered to homebuyers in an effort to: (1) remain competitive with home sales prices then being offered by the Company’s competitors; (2) maintain homes in Backlog (defined as homes under contract but not yet delivered) during the 2008 periods until they closed; (3) address affordability issues for new homes as homebuyers were experiencing difficulty in qualifying for mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that were in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments during the 2008 periods were significantly higher than impairments recorded in the Company’s other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments being more pronounced than in the other homebuilding segments and, as a result, the Company generally experienced more significant reductions in its average selling prices of homes within these segments; and (2) the total homebuilding inventories for the West and Mountain segments comprised 41% and 34%, respectively, of the Company’s consolidated homebuilding inventories at June 30, 2008. The Company believes that buyers of the Company’s homes in the West segment were largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing was impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment during the 2008 periods. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes during 2008, particularly in the Company’s Utah market, where the demand for new homes decreased from its peak during 2006.

During the three and six months ended June 30, 2008, the Company recorded impairments of $13.2 million and $19.3 million, respectively, on its held-for-sale inventory, primarily in the West segment. The 2008 second quarter impairments, which related to approximately 850 lots in 15 subdivisions, primarily resulted from significant decreases in the fair market values of new homes that were being sold, as this caused declines in the fair market values of land available for sale. Also contributing to these impairments were the Company’s decision that the best use of these assets was to sell them in their current condition at fair values that were significantly below their then carrying value.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for the Company’s September 30, 2009 consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on the Company’s consolidated financial statements. However, SFAS 168 will impact the Company’s consolidated financial statements as the Company’s references to authoritative accounting literature will be revised to cite the FASB’s Accounting Standards Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of SFAS 140, as amended by SFAS 166.

The special provisions in SFAS 140 and FASB Statement No. 65, “Accounting for Certain Mortgage Banking Activities,” for guaranteed mortgage securitizations are removed thereby requiring

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

those securitizations to be treated the same as other transfers of financial assets within the scope of SFAS 140, as amended by SFAS 166. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

SFAS 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company is currently evaluating the impact that SFAS 166 may have on its financial position, results of operations and cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 was effective for the Company’s quarter ending June 30, 2009. The Company has evaluated subsequent events through the date of this filing, July 31, 2009 and determined there were no subsequent events required to be reported.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). The objective of FSP 140-3 is to provide implementation guidance on whether the security transfer and contemporaneous repurchase financing involving the transferred financial asset must be evaluated as one linked transaction or two separate de-linked transactions.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. Under FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities under SFAS No. 128, “Earnings per Share” (“SFAS 128”) and, as such, should be included in the computation of basic earnings per share using the two-class method under SFAS 128. However, since the Company incurred a net loss for the three and six months ended June 30, 2009 and 2008, the Company has excluded unvested restricted stock from basic earnings per share in accordance with EITF 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128” (“EITF 03-6”) as described in Note 8 to the Unaudited Consolidated Financial Statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures for financial instruments that are within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). The guidance in FSP 107-1 increases the frequency of disclosures under SFAS 107 to a quarterly rather than an annual basis. Additionally, FSP 107-1 requires the following disclosures in interim financial statements: (1) the fair value of all financial instruments for which it is practicable to estimate that value; (2) the method(s) and significant assumptions used to estimate the fair value of those financial instruments; and (3) a discussion of changes in method(s) and significant assumptions, if any, during the reporting period. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 required additional disclosures in this report on Form 10-Q and did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance on determining fair value under SFAS 157, which is the price that would be received to sell an asset or transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP 157-4 indicates that if an entity determines that either the volume and/or level of activity for the sale of an asset or transfer of a liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

value. Specifically, FSP 157-4 provides additional guidance to clarify the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for an asset or liability. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities. Prior to the issuance of FSP 115-2, impairments of investments in debt and equity securities classified as available-for-sale and held-to-maturity were evaluated on the basis of whether an entity could assert the ability and intent to hold the investment until a recovery of fair value. FSP 115-2 changes existing impairment guidance under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” to indicate that an impairment is other-than-temporary if any of the following conditions exist: (1) an entity intends to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). FSP 115-2 also requires additional disclosures for debt and equity securities for both annual and interim reporting periods. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

5.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. The Company adopted SFAS 157 for financial and non-financial instruments during the 2008 and 2009 first quarters, respectively. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company now is required to provide additional disclosures as part of its financial statements as set forth below.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable securities. The Company classifies its marketable securities as held-to-maturity as it has both the ability and intent to hold these investments until their maturity date. Accordingly, the Company’s marketable securities are reported at amortized cost in the Consolidated Balance Sheets. At

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

June 30, 2009, the Company’s marketable securities consisted primarily of: (1) debt securities, which may include, among others, United States government and government agency debt, corporate debt and bankers’ acceptances; and (2) deposit securities which may include, among others, certificates of deposit and time deposits. The following table shows the Company’s carrying value of its marketable securities at June 30, 2009, by security type and maturity date as well the estimated fair value for each security type. The fair value of the Company’s marketable securities are based upon Level 1 fair value inputs.

	June 30, 2009
	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$41,527	$41,618
Debt securities - maturity 1 to 5 years	12,756	13,032
Deposit securities - maturity less than 1 year	15,065	15,001
Deposit securities - maturity 1 to 5 years	2,578	2,592

Total marketable securities	$71,926	$72,243

Mortgage Loans Held-for-Sale, Net.  As of June 30, 2009, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) those mortgage loans held-for-sale not under commitments to sell. At June 30, 2009 and December 31, 2008, the Company had $33.0 million and $47.0 million, respectively, in mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At June 30, 2009 and December 31, 2008, the Company had $19.3 million and $21.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 inputs, primarily estimated market prices received from an outside party.

Inventories.  The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded impairments during the current period and primarily relate to the Company’s housing completed or under construction and land and land under development. The following table sets forth the current carrying value (in thousands) of the Company’s inventory that was impaired at June 30, 2009. Accordingly, these carrying values represent the fair value of such inventory at June 30, 2009 and were based upon Level 3 fair value inputs.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held-for- Development)	Total Fair Value of Impaired Inventory
West	$-	$-	$-
Mountain	-	-	-
East	807	2,171	2,978
Other Homebuilding	-	-	-

Consolidated	$807	$2,171	$2,978

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Lines of Credit.  The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

Senior Notes.  The estimated fair values of the senior notes in the following table are considered to be Level 2 fair value inputs pursuant to SFAS 157 and are an estimated fair value of the bonds when compared with bonds in the homebuilding sector (in thousands).

	June 30, 2009
	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,369	$155,625
5 1/2% Senior Notes due 2013	$349,592	$342,715
5 3/8% Medium Term Senior Notes due 2014	$249,024	$225,241
5 3/8% Medium Term Senior Notes due 2015	$249,771	$221,359

6.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At June 30, 2009, the Company had $63.6 million in interest rate lock commitments and $58.0 million in forward sales of mortgage-backed securities.

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

The Company has elected to apply the fair value option under SFAS 159 for its mortgage loans held-for-sale to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments in accordance with SFAS 133. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and six months ended June 30, 2009 and 2008.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	June 30, 2009	December 31, 2008
Accrued liabilities
Warranty reserves	$73,552	$89,318
FIN 48 income tax liability	64,361	63,404
Insurance reserves	59,395	59,171
Land development and home construction accruals	18,687	22,941
Accrued compensation and related expenses	16,365	22,245
Accrued executive deferred compensation	16,479	15,254
Accrued interest payable	11,954	12,822
Legal reserves	9,210	7,575
Customer and escrow deposits	6,031	4,820
Other accrued liabilities	25,194	35,275

Total accrued liabilities	$301,228	$332,825

8.	Loss Per Share

The Company calculates loss per share (“EPS”) in accordance with SFAS 128, EITF No. 03-6 and FSP-EITF 03-6-1. Pursuant to SFAS 128, a company that has multiple classes of securities (for example, unvested restricted stock that has nonforfeitable dividend rights and outstanding shares of common stock) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings between the multiple classes of securities that effectively treats each class of security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends. Currently, the Company has two classes of securities, which consist of shareholders of common stock and shareholders of unvested restricted stock. However, since the Company incurred a net loss for the three and six months ended June 30, 2009 and 2008, in accordance with SFAS 128 and EITF 03-6, the Company has excluded unvested restricted stock from its calculation of basic earnings per share because inclusion of this class of stock would be anti-dilutive and would decrease basic loss per share. Similarly, since the Company incurred a net loss for the three and six months ended June 30, 2009 and 2008, the Company has not presented distributed and undistributed losses per share in accordance with the two-class method since that information would not be meaningful.

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three and six months ended June 30, 2009 and 2008 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method pursuant to SFAS 128, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares during the three and six months ended June 30, 2009, respectively, and 0.6 million shares during the three and six months ended June 30, 2008, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and Diluted Loss Per Share
Net loss	$(29,582)	$(100,726)	$(70,435)	$(173,546)

Weighted-average shares outstanding	46,548	46,110	46,474	46,033

Per share amounts	$(0.64)	$(2.18)	$(1.52)	$(3.77)

9.	Interest Activity

The Company capitalizes interest on its senior notes and Homebuilding Line (as defined below) in accordance with SFAS 34 “Capitalization of Interest Costs” (“SFAS 34”). Accordingly, interest is capitalized on the Company’s “qualifying assets”, as defined in SFAS 34, which consist primarily of inventory. The Company has determined that inventory is a qualifying asset during the period of active development and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company’s qualifying assets have decreased significantly during 2008 and 2009 as a result of the significant decrease in inventory levels. As a result, the Company expensed $9.8 million and $19.4 million of interest that was incurred during the three and six months ended June 30, 2009 that could not be capitalized in accordance with SFAS 34. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Repurchase Facility (as defined below) are included in other income (expense) in the Consolidated Statements of Operations. Interest activity is shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total Interest Incurred
Corporate and homebuilding segments	$14,455	$14,464	$28,948	$28,917
Financial Services and Other	83	80	174	210

Total interest incurred	$14,538	$14,544	$29,122	$29,127

Total Interest Capitalized
Interest capitalized, beginning of period	$36,050	$52,167	$39,239	$53,487
Interest capitalized, net of interest expense	4,700	14,464	9,544	28,917
Previously capitalized interest included in home cost of sales	(8,661)	(16,957)	(16,694)	(32,730)

Interest capitalized, end of period	$32,089	$49,674	$32,089	$49,674

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

10.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During 2008 and continuing into the first six months of 2009, the Company experienced significant downward trends in the amount of warranty payments incurred on its previously closed homes. Because the Company’s warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing downward trend in warranty payments have impacted significantly the Company’s warranty reserves during 2009. As a result of the significant decline in warranty payments incurred on previously closed homes, the Company recorded adjustments to reduce its warranty reserves for previously closed homes totaling $10.9 million and $14.5 million during the three and six months ended June 30, 2009, respectively.

During the 2008 second quarter, the Company recorded a $6.0 million decrease to its warranty reserve as a result of a significant decline in the amount of warranty payments incurred during 2008, which reduced the Company’s home cost of sales during the 2008 second quarter and first six months. Also, during the 2008 second quarter, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had been recorded to the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the three and six months ended June 30, 2008.

The following table summarizes the warranty reserve activity for the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty reserve balance at beginning of period	$84,911	$107,896	$89,318	$109,118
Warranty expense provisions	1,872	3,638	3,346	6,769
Warranty cash payments	(2,327)	(4,721)	(4,565)	(7,545)
Warranty reserve adjustments	(10,904)	(10,382)	(14,547)	(11,911)

Warranty reserve balance at end of period	$73,552	$96,431	$73,552	$96,431

11.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by StarAmerican Insurance Ltd. (“StarAmerican”) and Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including: (1) the Company’s experience with similar cases and historical trends involving claim payment patterns; (2) pending levels of unpaid claims; (3) product mix or concentration; (4) claim severity; (5) frequency patterns such as those caused by natural disasters, fires, or accidents, depending on the business conducted; and (6) changing regulatory and legal environments.

The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Insurance reserve balance at beginning of period	$59,695	$58,097	$59,171	$57,475
Insurance expense provisions	929	1,644	1,827	3,115
Insurance cash payments	(222)	(721)	(596)	(1,636)
Insurance reserve adjustments	(1,007)	629	(1,007)	695

Insurance reserve balance at end of period	$59,395	$59,649	$59,395	$59,649

12.	Information on Business Segments

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

During the 2009 first quarter, the Company changed the composition of its reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This reclassification resulted primarily from a change in the internal reporting structure of the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Company. The Company has restated all prior period financial and operating measures of the Delaware Valley market to the East segment as a result of this reclassification in order to conform to the current year’s presentation.

The Company’s Financial Services and Other reportable segment consists of the operations of the following operating segments: (1) HomeAmerican Mortgage Corporation (“HomeAmerican”); (2) Allegiant; (3) StarAmerican; (4) American Home Insurance Agency, Inc.; and (5) American Home Title and Escrow Company. These operating segments have been aggregated into one reportable segment because they do not individually exceed 10 percent of: (1) consolidated revenue; (2) the greater of (A) the combined reported profit of all operating segments that did not report a loss or (B) the positive value of the combined reported loss of all operating segments that reported losses; or (3) consolidated assets. The Company’s Corporate reportable segment incurs general and administrative expenses that are not identifiable specifically to another operating segment, earns interest income on its cash, cash equivalents and marketable securities, and incurs interest expense on its senior notes.

The following table summarizes revenue for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the revenue table below relate to Mortgage Loan Origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican on behalf of homebuyers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Homebuilding
West	$81,758	$220,937	$156,440	$444,316
Mountain	57,658	87,405	101,775	157,887
East	39,479	63,501	79,971	130,846
Other Homebuilding	13,117	29,040	26,800	56,089

Total Homebuilding	192,012	400,883	364,986	789,138
Financial Services and Other	7,006	6,664	12,569	16,844
Corporate	-	193	50	377
Intercompany adjustments	(3,752)	(4,318)	(6,407)	(7,159)

Consolidated	$195,266	$403,422	$371,198	$799,200

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Loss) Income Before Income Taxes
Homebuilding
West	$10,075	$(33,591)	$(228)	$(94,982)
Mountain	(2,308)	(39,027)	(7,119)	(50,635)
East	(4,626)	(12,700)	(6,997)	(15,079)
Other Homebuilding	(677)	(9,156)	(1,508)	(11,052)

Total Homebuilding	2,464	(94,474)	(15,852)	(171,748)
Financial Services and Other	2,615	557	4,236	4,705
Corporate	(24,142)	(7,623)	(48,520)	(11,723)

Consolidated	$(19,063)	$(101,540)	$(60,136)	$(178,766)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents and marketable securities.

	June 30, 2009	December 31, 2008
Homebuilding
West	$189,672	$255,652
Mountain	253,566	288,221
East	114,105	151,367
Other Homebuilding	24,393	38,179

Total Homebuilding	581,736	733,419
Financial Services and Other	123,142	139,569
Corporate	1,689,773	1,647,907
Intercompany adjustments	(45,957)	(45,957)

Consolidated	$2,348,694	$2,474,938

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Homebuilding
West	$771	$6,302	$2,517	$11,676
Mountain	640	766	1,202	1,683
East	443	728	946	1,509
Other Homebuilding	72	448	180	862

Total Homebuilding	1,926	8,244	4,845	15,730
Financial Services and Other	167	197	386	384
Corporate	738	905	1,493	1,844

Consolidated	$2,831	$9,346	$6,724	$17,958

13.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2009, the Company had issued and outstanding performance bonds and letters of credit totaling $133.5 million and $30.0 million, respectively, including $5.6 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

14.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of its homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon the Company’s request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in the Company’s credit rating and leverage ratio. At June 30, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $23.0 million and $26.6 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of the Company’s borrowing capacity under the permitted leverage ratio. Additionally, while the Company’s borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact its ability to issue letters of credit, up to the limits specified in the Homebuilding Line.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the basic papers relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility). At June 30, 2009 and December 31, 2008, the Company had $24.2 million and $34.9 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement in accordance with SFAS 140. Accordingly, at June 30, 2009 and December 31, 2008, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported under the mortgage repurchase facility in the Consolidated Balance Sheets.

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

General.  The agreements for the Company’s Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these requirements, and it is not aware of any covenant violations.

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. Under the Homebuilding Line, the Company’s maximum permitted leverage ratio will vary between 50% and 55% depending on the results of its Interest Coverage Test (as defined in the Homebuilding Line) and our actual leverage ratio is not to exceed the maximum permitted leverage ratio. If the Company’s Interest Coverage Ratio (as defined in the Homebuilding Line) is below 2.0 to 1.0, the maximum permitted leverage ratio will decrease. However, in no event will the maximum permitted leverage ratio decrease below 50%. Additionally, if the Interest Coverage Ratio falls below 1.5 to 1.0, then the Company is required to pass the cash flow/liquidity test.

The Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, the Company’s Consolidated Tangible Net Worth (as defined) must not be less than: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Guarantors (as defined) after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

In addition to the foregoing covenants, the Homebuilding Line agreement specifies that Consolidated Tangible Net Worth must not be less than the sum of: (1) $650 million; (2) 50% of the quarterly consolidated net income of Borrower and the Guarantors earned after September 30, 2008; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2008. Failure to satisfy this covenant could result in a termination of the facility.

The Homebuilding line also contains a cash flow/liquidity test. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company would have to maintain either (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined which includes, among other things, cash, cash equivalents, marketable securities and unsettled trades), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500 million. The Company’s compliance with the cash flow/liquidity test would be measured on a quarterly basis and failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

Additionally, pursuant to the Homebuilding Line, should there be a defaulting lender, the Company is required to: (i) prepay swing line loans or cash collateralize the defaulting lender’s share of the swing line loans and (ii) cash collateralize the defaulting lender’s share of the outstanding facility letters of credit.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth (as defined) requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity (as defined) requirement (the foregoing terms are defined in the Mortgage Repurchase Facility). Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding permitted letters of credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Price of all Purchased Mortgage Loans at such time exceeds the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

aggregate Purchase Price outstanding for all Open Transactions at such time (the foregoing terms are defined in the Mortgage Repurchase Facility). Failure to meet the foregoing negative covenants would constitute an event of default.

In the event of default, USBNA may, at its option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default, and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transactions and the Default Pricing Rate by (ii) the Purchase Price for the Transactions as of the Repurchase Date, (c) all Income paid after the event of default will be retained by USBNA and applied to the aggregate unpaid Repurchase Price owed by HomeAmerican and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Company’s senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The Company’s debt obligations at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009	December 31, 2008
7% Senior Notes due 2012	$149,369	$149,282
5 1/2% Senior Notes due 2013	349,592	349,543
5 3/8% Medium-Term Senior Notes due 2014	249,024	248,947
5 3/8% Medium-Term Senior Notes due 2015	249,771	249,755

Total Senior Notes, net	$997,756	$997,527

Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,756	997,527
Mortgage repurchase facility	24,175	34,873

Total Debt	$1,021,931	$1,032,400

15.	Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) the Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

and use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s overall effective income tax rates were -55.2% and -17.1% during the three and six months ended June 30, 2009, respectively, and 0.8% and 2.9% during the three and six months June 30, 2008, respectively. The change in the effective tax rates during the 2009 second quarter and first six months, compared with the same periods during 2008, resulted primarily from the recording of a $9.7 million income tax expense related to an IRS examination of the Company’s 2008 net operating loss carryback to 2006 and the inability to carry back any net operating losses at June 30, 2009. The $9.7 million income tax expense resulted from a 2006 alternative minimum tax liability associated with the Company’s 2008 net operating loss carryback, which should have been recorded during 2008.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), describes the methodology for recognizing the benefits of income tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. During the three and six months ended June 30, 2009, there have been no material changes in the Company’s liability for unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at June 30, 2009 (per the table below) resulted primarily from an increase in the Company’s federal net operating loss carry forward.

In accordance with SFAS 109, a valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $327.3 million and $294.3 million at June 30, 2009 and December 31, 2008, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws (currently 2 and 20 years, respectively). The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	June 30, 2009	December 31, 2008
Deferred tax assets
Asset impairment charges	$163,834	$197,670
Federal net operating loss carryforward	59,708	5,638
Warranty, litigation and other reserves	39,835	45,619
State net operating loss carryforward	27,059	22,426
Stock-based compensation expense	15,602	13,758
Alternative minimum tax credit carryforward	9,679	-
Accrued liabilities	8,851	9,661
Inventory, additional costs capitalized for tax purposes	8,765	5,951
Property, equipment and other assets, net	3,556	3,826
Deferred revenue	504	792
Charitable contribution carryforward	539	542

Total deferred tax assets	337,932	305,883
Valuation allowance	(327,255)	(294,269)

Total deferred tax assets, net of valuation allowance	10,677	11,614

Deferred tax liabilities
Deferred revenue	5,377	6,024
Inventory, additional costs capitalized for financial statement purposes	711	722
Accrued liabilities	429	709
Other, net	4,160	4,159

Total deferred tax liabilities	10,677	11,614

Net deferred tax asset	$-	$-

16.	Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,535,402	$3,729	$20,694	$-	$1,559,825
Marketable securities	71,926	-	-	-	71,926
Unsettled trades, net	2,133	-	-	-	2,133
Restricted cash	-	619	-	-	619
Receivables	2,907	22,562	46,669	(45,957)	26,181
Mortgage loans held-for-sale, net	-	-	51,029	-	51,029
Inventories, net
Housing completed or under construction	-	297,092	-	-	297,092
Land and land under development	-	195,778	-	-	195,778
Investment in subsidiaries	68,715	-	-	(68,715)	-
Other assets, net	77,406	61,954	4,751	-	144,111

Total Assets	$1,758,489	$581,734	$123,143	$(114,672)	$2,348,694

LIABILITIES
Accounts payable	$46,731	$27,190	$618	$(45,957)	$28,582
Accrued liabilities	131,808	110,281	59,139	-	301,228
Income tax payable, net	(7,187)	8,444	1,507	-	2,764
Advances and notes payable to parent and subsidiaries	(404,808)	411,251	(6,443)	-	-
Mortgage repurchase facility	-	-	24,175	-	24,175
Senior notes, net	997,756	-	-	-	997,756

Total Liabilities	764,300	557,166	78,996	(45,957)	1,354,505

STOCKHOLDERS’ EQUITY	994,189	24,568	44,147	(68,715)	994,189

Total Liabilities and Stockholders’ Equity	$1,758,489	$581,734	$123,143	$(114,672)	$2,348,694

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,279,684	$3,536	$21,508	$-	$1,304,728
Marketable securities	54,864	-	-	-	54,864
Unsettled trades, net	57,687	-	-	-	57,687
Restricted cash	-	670	-	-	670
Receivables	176,522	30,100	43,889	(45,957)	204,554
Mortgage loans held-for-sale, net	-	-	68,604	-	68,604
Inventories, net
Housing completed or under construction	-	415,500	-	-	415,500
Land and land under development	-	221,822	-	-	221,822
Investment in subsidiaries	77,617	-	-	(77,617)	-
Other assets, net	79,832	63,213	3,464	-	146,509

Total Assets	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

LIABILITIES
Accounts payable	$46,794	$27,397	$559	$(45,957)	$28,793
Accrued liabilities	135,417	136,759	60,649	-	332,825
Advances and notes payable to parent and subsidiaries	(534,452)	540,509	(6,057)	-	-
Mortgage repurchase facility	-	-	34,873	-	34,873
Senior notes, net	997,527	-	-	-	997,527

Total Liabilities	645,286	704,665	90,024	(45,957)	1,394,018

STOCKHOLDERS’ EQUITY	1,080,920	30,176	47,441	(77,617)	1,080,920

Total Liabilities and Stockholders’ Equity	$1,726,206	$734,841	$137,465	$(123,574)	$2,474,938

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$189,306	$-	$(3,752)	$185,554
Land sales and other revenue	-	2,706	7,006	-	9,712
Equity in (loss) income of subsidiaries	(4,778)	-	-	4,778	-

Total Revenue	(4,778)	192,012	7,006	1,026	195,266

COSTS AND EXPENSES
Home cost of sales	-	155,876	(6)	(3,752)	152,118
Asset impairments, net	-	1,243	-	-	1,243
Marketing and commission expenses	-	14,883	-	-	14,883
General and administrative and other expenses	16,851	17,909	4,836	-	39,596

Total Operating Costs and Expenses	16,851	189,911	4,830	(3,752)	207,840

(Loss) income from Operations	(21,629)	2,101	2,176	4,778	(12,574)
Other income (expense)	(7,046)	147	410	-	(6,489)

(Loss) income before income taxes	(28,675)	2,248	2,586	4,778	(19,063)
Provision for income taxes	(907)	(8,443)	(1,169)	-	(10,519)

NET (LOSS) INCOME	$(29,582)	$(6,195)	$1,417	$4,778	$(29,582)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$386,411	$-	$(4,318)	$382,093
Land sales and other revenue	193	14,471	6,665	-	21,329
Equity in (loss) income of subsidiaries	(94,853)	-	-	94,853	-

Total Revenue	(94,660)	400,882	6,665	90,535	403,422

COSTS AND EXPENSES
Home cost of sales	-	341,861	-	(4,318)	337,543
Asset impairments	-	88,278	-	-	88,278
Marketing and commission expenses	-	35,009	-	-	35,009
General and administrative and other expenses	15,178	30,540	6,890	-	52,608

Total Operating Costs and Expenses	15,178	495,688	6,890	(4,318)	513,438

(Loss) income from Operations	(109,838)	(94,806)	(225)	94,853	(110,016)
Other income (expense)	7,362	178	936	-	8,476

(Loss) income before income taxes	(102,476)	(94,628)	711	94,853	(101,540)
Benefit from (provision for) income taxes	1,750	579	(1,515)	-	814

NET (LOSS) INCOME	$(100,726)	$(94,049)	$(804)	$94,853	$(100,726)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$358,943	$-	$(6,407)	$352,536
Land sales and other revenue	50	6,043	12,569	-	18,662
Equity in (loss) income of subsidiaries	(22,104)	-	-	22,104	-

Total Revenue	(22,054)	364,986	12,569	15,697	371,198

COSTS AND EXPENSES
Home cost of sales	-	299,856	(6)	(6,407)	293,443
Asset impairments, net	-	15,812	-	-	15,812
Marketing and commission expenses	-	30,073	-	-	30,073
General and administrative and other expenses	34,822	35,490	9,276	-	79,588

Total Operating Costs and Expenses	34,822	381,231	9,270	(6,407)	418,916

(Loss) income from Operations	(56,876)	(16,245)	3,299	22,104	(47,718)
Other income (expense)	(13,365)	(20)	967	-	(12,418)

(Loss) income before income taxes	(70,241)	(16,265)	4,266	22,104	(60,136)
Provision for income taxes	(194)	(8,343)	(1,762)	-	(10,299)

NET (LOSS) INCOME	$(70,435)	$(24,608)	$2,504	$22,104	$(70,435)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$745,044	$-	$(7,159)	$737,885
Land sales and other revenue	377	44,093	16,845	-	61,315
Equity in (loss) income of subsidiaries	(163,811)	-	-	163,811	-

Total Revenue	(163,434)	789,137	16,845	156,652	799,200

COSTS AND EXPENSES
Home cost of sales	-	659,850	(111)	(7,159)	652,580
Asset impairments	-	143,110	-	-	143,110
Marketing and commission expenses	-	67,645	-	-	67,645
General and administrative and other expenses	28,647	90,871	13,956	-	133,474

Total Operating Costs and Expenses	28,647	961,476	13,845	(7,159)	996,809

(Loss) income from Operations	(192,081)	(172,339)	3,000	163,811	(197,609)
Other income (expense)	16,547	368	1,928	-	18,843

(Loss) income before income taxes	(175,534)	(171,971)	4,928	163,811	(178,766)
Benefit from (provision for) income taxes	1,988	4,987	(1,755)	-	5,220

NET (LOSS) INCOME	$(173,546)	$(166,984)	$3,173	$163,811	$(173,546)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$103,162	$110,484	$16,068	$22,104	$251,818

Net cash provided by (used in) investing activities	33,977	(34)	-	-	33,943

Financing activities
Payments from (advances to) subsidiaries	138,545	(110,257)	(6,184)	(22,104)	-
Mortgage repurchase facility, net	-	-	(10,698)	-	(10,698)
Dividend payments	(23,437)	-	-	-	(23,437)
Proceeds from exercise of stock options	3,471	-	-	-	3,471
Excess tax benefit from stock-based compensation	-	-	-	-	-

Net cash provided by (used in) financing activities	118,579	(110,257)	(16,882)	(22,104)	(30,664)

Net increase (decrease) in cash and cash equivalents	255,718	193	(814)	-	255,097
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,535,402	$3,729	$20,694	$-	$1,559,825

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(39,304)	$336,759	$24,848	$-	$322,303

Net cash used in investing activities	(72)	(44)	-	-	(116)

Financing activities
Payments from (advances to) subsidiaries	344,799	(337,335)	(7,464)	-	-
Lines of credits
Advances	-	-	93,493	-	93,493
Principal payments	-	-	(108,210)	-	(108,210)
Dividend payments	(23,104)	-	-	-	(23,104)
Proceeds from exercise of stock options	7,321	-	-	-	7,321
Excess tax benefit from stock-based compensation	367	-	-	-	367

Net cash provided by (used in) financing activities	329,383	(337,335)	(22,181)	-	(30,133)

Net increase (decrease) in cash and cash equivalents	290,007	(620)	2,667	-	292,054
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,270,782	$2,485	$23,550	$-	$1,296,817

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots or lots requiring minimal land development for the construction and sale of single family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland, Virginia, which includes Virginia and West Virginia, and Delaware Valley, which includes Pennsylvania, Delaware and New Jersey); and (4) Other Homebuilding (Florida and Illinois, although we began our exit of the Illinois market during the 2008 third quarter).

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

EXECUTIVE SUMMARY

During the 2009 second quarter, our homebuilding operations experienced improved net orders for homes in several markets within our East and Mountain segments. Contributing to the increase in net sales were continued low mortgage interest rates, continued affordability for new homes through low sales prices and homebuyers being able to take advantage of government sponsored stimulus programs. Despite these factors, the homebuilding and mortgage lending industries continued to be extremely challenging during the first six months of 2009. The continued recession in the United States economy, high unemployment levels, and sustained oversupply of new and resale homes together with strong competition for new home sales, all impacted our financial and operating results during the 2009 second quarter. Despite the increased affordability of new housing products, low interest rates and the availability of federal and state tax credits and incentives in several of our markets, economic conditions continued to create uncertainty in the timing, strength and sustainability of any recovery in the new home sales market. As a result of these conditions we continued to experience downward pressure on the average selling prices of our closed homes and declining Backlog (as defined below) levels from June 30, 2008. We continue to believe that stability in the credit and capital markets and an eventual renewal of confidence in the United States and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” above.

Additionally, our financial results during the 2009 second quarter continued to be negatively impacted by unprecedented changes that have occurred during 2008 and into 2009 in the mortgage finance, banking and insurance industries, including the failure or takeover of a number of major industry leaders as well as governmental intervention in, and support of, the businesses of many surviving entities. While the United States government did respond by taking steps in an attempt to stabilize the banking system and financial markets, the future impact of these measures and other legislation or proposed legislation on the financial markets, and the timing of a turnaround in the homebuilding industry, remains unclear. See “Forward-Looking Statements” above.

The economic conditions outlined above continued to have a significant negative impact on our homebuilding operations during the 2009 second quarter through: (1) high levels of competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment; and (5) difficulty confronted by homebuyers in trying to qualify for mortgage loans or provide sufficient down payments for mortgage loans for which they qualify. As a consequence, we continued to incur losses from operations during the 2009 second quarter and first six months, albeit at lower levels than during the 2008 periods. During the three and six months ended June 30, 2009, we incurred losses from operations of $12.6 million and $47.7 million, respectively, compared with $110.0 million and $197.6 million during the same periods in 2008. In response to the difficult conditions outlined above, we remain focused on our balance sheet and cash flows, as evidenced by reducing our final spec and model homes from 293 and 274, respectively, at March 31, 2009 to 82 and 246, respectively, at June 30, 2009 and generating $251.8 million in cash from operations during the six months ended June 30, 2009, which included collecting a significant portion of our $170.8 million December 31, 2008 income tax receivable. As a result, and including the impact of generating $33.9 million in cash from investing activities, we increased our cash and cash equivalent balances to $1.6 billion at June 30, 2009 from $1.3 billion at December 31, 2008.

Recognizing the challenges presented by the sustained downturn in the homebuilding and mortgage lending businesses, during the first six months of 2009, our management focused on the following:

•	Maintaining an emphasis on our sales and marketing organization in an effort to improve sales velocity;

•

Closely monitoring our general and administrative expenses and sales and marketing expenses, which resulted in continued declines in our employee headcount levels and declines in the number of model homes from June 30, 2008 levels;

•	Continuing to evaluate potential land acquisition opportunities;

•	Managing our inventory levels through closing on the sale of finished spec and model homes;

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (1) homebuilding inventory valuation (held-for-development); (2) homebuilding inventory valuation (held-for-sale); (3) income taxes—valuation allowance; (4) income taxes—FIN 48; (5) revenue recognition; (6) segment reporting; (7) stock-based compensation; (8) home cost of sales; (9) warranty costs; (10) insurance reserves; (11) land option contracts; and (12) litigation reserves. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, except for our segment reporting policy as provided below and the inclusion of our litigation reserves policy. Additionally, while our revenue recognition policy has not changed from what was reported in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008, we have included additional disclosure as set forth below.

Litigation Reserves.  The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. These cases relate primarily to construction defects, product liability and personal injury claims. We have reserved for estimated exposure with respect to these cases based upon information provided by our legal counsel. Due to uncertainties in the estimation process, actual results may differ from those estimates. At June 30, 2009 and

December 31, 2008, we had legal reserves of $9.2 million and $7.6 million, respectively. We continue to evaluate litigation reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to change materially in the future. However, significant changes in facts and circumstances of our pending legal cases could have a material impact on our results of operations.

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

During the 2009 first quarter, we changed the composition of our reportable segments by reclassifying the Delaware Valley market from the Other Homebuilding segment to the East segment. This resulted primarily from a change in the internal reporting structure of the Company. As a result, we have restated all prior period financial and operating measures of the Delaware Valley market to the East segment in order to conform to the current year’s presentation.

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

We recognize revenue from home closings and land sales in accordance with SFAS No. 66, “Accounting for Sales of Real Estate” (“SFAS 66”). Accordingly, revenue is recognized when: (1) the closing has occurred; (2) title has passed to the buyer; (3) possession and other attributes of ownership have been transferred to the buyer; (4) we are not obligated to perform significant additional activities after closing and delivery; and (5) the buyer demonstrates a commitment to pay for the property through an adequate initial and continuing investment (i.e. down payments generally ranging from 5% to 20% except for FHA or VA government insured programs). In accordance with SFAS 66, the buyer’s initial investment shall include: (1) cash paid as a down payment; (2) the buyer’s notes supported by irrevocable letters of credit; (3) payments made by the buyer to third-parties to reduce existing indebtedness on the property; and (4) other amounts paid by the buyer that are part of the sales value of the property. For home closings, we evaluate the initial investment for home purchase financing provided under Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed loans in accordance with Emerging Issues Task Force (“EITF”) No. 87-9, “Profit Recognition on Sales of Real Estate with Insured Mortgages or Surety Bonds,” and for all other home purchase financing in accordance with SFAS 66 and EITF No. 88-24, “Effect of Various Forms of Financing under FASB Statement No. 66.”

We utilize the installment method of accounting in accordance with SFAS 66 for home closings if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment requirement set forth in SFAS 66. Accordingly, the corresponding Operating Profit is deferred by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, we recognize such loss at the time the home is closed.

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

KEY HOMEBUILDING MEASURES

The table below sets forth information relating to orders for homes.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
Orders For Homes, net (units)
Arizona	214	294	(80)	-27%	372	576	(204)	-35%
California	112	148	(36)	-24%	187	307	(120)	-39%
Nevada	153	195	(42)	-22%	248	376	(128)	-34%

West	479	637	(158)	-25%	807	1,259	(452)	-36%

Colorado	206	117	89	76%	340	280	60	21%
Utah	86	44	42	95%	127	88	39	44%

Mountain	292	161	131	81%	467	368	99	27%

Delaware Valley	19	14	5	36%	33	36	(3)	-8%
Maryland	54	40	14	35%	91	87	4	5%
Virginia	61	42	19	45%	117	112	5	4%

East	134	96	38	40%	241	235	6	3%

Florida	64	67	(3)	-4%	122	182	(60)	-33%
Illinois	8	(2)	10	-500%	16	13	3	23%

Other Homebuilding	72	65	7	11%	138	195	(57)	-29%

Total	977	959	18	2%	1,653	2,057	(404)	-20%

Estimated Value of Orders for Homes, net (dollars in thousands)	$289,000	$279,000	$10,000	4%	$480,000	$603,000	$(123,000)	-20%
Estimated Average Selling Price of Order for Homes, net (dollars in thousands)	$295.8	$290.9	$4.9	2%	$290.4	$293.1	$(2.7)	-1%

Orders for Homes, net.  In our West segment, net orders for homes were lower during the three and six months ended June 30, 2009, primarily resulting from a 48% decline in the number of active subdivisions from June 30, 2008 and the uncertainty in the overall United States and global economies, including the on-going effects of the recession in the United States. However, while net orders for homes in the West segment declined during 2009, the net orders for homes in our Mountain and East segments increased during the 2009 second quarter and first six months. In the Mountain and East segments, the increases in net orders for homes during the three and six months ended June 30, 2009 primarily resulted from significant decreases in our Cancellation Rates within each segment.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
Arizona	181	380	(199)	-52%	353	731	(378)	-52%
California	52	163	(111)	-68%	111	317	(206)	-65%
Nevada	114	249	(135)	-54%	188	429	(241)	-56%

West	347	792	(445)	-56%	652	1,477	(825)	-56%

Colorado	113	171	(58)	-34%	204	288	(84)	-29%
Utah	56	78	(22)	-28%	96	160	(64)	-40%

Mountain	169	249	(80)	-32%	300	448	(148)	-33%

Delaware Valley	11	20	(9)	-45%	30	51	(21)	-41%
Maryland	39	46	(7)	-15%	65	95	(30)	-32%
Virginia	45	74	(29)	-39%	86	139	(53)	-38%

East	95	140	(45)	-32%	181	285	(104)	-36%

Florida	44	89	(45)	-51%	93	184	(91)	-49%
Illinois	10	22	(12)	-55%	19	34	(15)	-44%

Other Homebuilding	54	111	(57)	-51%	112	218	(106)	-49%

Total	665	1,292	(627)	-49%	1,245	2,428	(1,183)	-49%

Our home closings decreased during the three and six months ended June 30, 2009 for each market within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Factors that contributed to the market decline in each of our homebuilding segments have been outlined in the Executive Summary section of this Item 2.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended June 30,		Increase (Decrease)

	2009	2008
Homebuilding
West	26.5%	14.2%	12.3%
Mountain	8.5%	5.3%	3.2%
East	14.5%	12.3%	2.2%
Other Homebuilding	10.8%	9.3%	1.5%

Consolidated	18.0%	11.7%	6.3%

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	24.1%	13.2%	10.9%
Mountain	7.9%	6.2%	1.7%
East	14.3%	12.6%	1.7%
Other Homebuilding	11.1%	11.1%	-%

Consolidated	16.8%	11.6%	5.2%

In our West segment, Home Gross Margins during the three months ended June 30, 2009 were impacted positively by 1,140 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred. Also contributing to the increase in Home Gross Margins for the West segment was a reduction of approximately $33,000 in lot cost per closed home, primarily attributable to significant inventory impairments recorded during 2008, which lowered the lot cost basis on the homes we closed during the 2009 second quarter, and the impact of a $24,900 increase in the average selling prices of closed homes in California. These positive adjustments were offset partially by the impact of decreases in the net selling prices of our homes during the three months ended June 30, 2009 in our Arizona and Nevada markets of the West segment. Home Gross Margins in our Mountain segment increased during the three months ended June 30, 2009 as we experienced a reduction of approximately $22,000 in the lot cost of sales per closed home attributable to significant inventory impairments recorded during 2008. These impairments lowered the lot cost basis on the homes we closed during the 2009 second quarter. These improvements were offset partially by a $15,500 decline in the average selling prices of closed homes.

Home Gross Margins in our East segment improved slightly during the 2009 second quarter. This improvement primarily resulted from a reduction of approximately $39,000 in the lot cost per closed home attributable to significant inventory impairments recorded during 2008. These impairments lowered the lot cost basis on the homes we closed during the 2009 second quarter. Additionally, Home Gross Margins were impacted positively by 280 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred. These improvements were offset partially by decreases of $58,100, $14,300 and $6,700 in the average selling prices of closed homes in Maryland, Virginia and Delaware Valley, respectively.

For our Other Homebuilding segment, Home Gross Margins during the three months ended June 30, 2009 were impacted positively by 520 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred and a $24,000 decrease in the lot cost per closed home. The decline in the lot cost per closed home resulted from significant inventory impairments recorded during 2008, which lowered the lot cost basis of the homes we closed during the 2009 second quarter. These improvements partially were offset by declines in the average selling price of closed homes for each market within this segment during the 2009 second quarter.

In our West segment, Home Gross Margins during the six months ended June 30, 2009 were impacted positively by 810 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred. Also contributing to the increase in Home Gross Margins for the West segment was a reduction of approximately $39,000 in lot cost per closed home, primarily attributable to significant inventory impairments recorded during 2008. These items partially were offset by the impact of decreases of $40,300, $30,800 and $10,500 in the average selling prices of closed homes for Nevada, Arizona and California, respectively. Home Gross Margins in our Mountain segment increased slightly during the six months ended June 30, 2009 as we experienced a reduction of approximately $22,000 in the lot cost of sales per closed home attributable to significant inventory impairments recorded during 2008. These improvements were offset partially by a $37,800 decline in the average selling prices of closed homes in the Utah market of this segment.

Home Gross Margins in our East segment improved slightly during the first six months of 2009. This improvement primarily resulted from a reduction of approximately $33,000 in the lot cost per closed home attributable to significant inventory impairments recorded during 2008. Also, Home Gross Margins were impacted positively by 260 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred. These improvements were offset partially by a $64,100 decrease in the average selling prices of closed homes for the Maryland market of our East segment.

For our Other Homebuilding segment, while Home Gross Margins remained unchanged during the six months ended June 30, 2009, they were impacted positively by 260 basis points due to adjustments to reduce our warranty reserves as a result of a significant decline in the amount of warranty payments incurred and a $20,000 decrease in the lot cost per closed home due in part to significant inventory impairments recorded during 2008. These items were offset by declines of $28,900 and $17,500 in the average selling price of closed homes in Illinois and Florida, respectively.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment, including an increase in the severity and duration of the recession in the United States, as well as homebuyers’ reluctance to purchase new homes based on concerns about job security; (2) continued and/or increases in home foreclosure levels; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) deterioration in the demand for new homes in our markets; (6) fluctuating energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; (9) increases in the costs of finished lots; (10) increases in warranty expenses or litigation expenses associated with construction defect claims; and (11) other general risk factors. See “Forward-Looking Statements” below.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	June 30, 2009	December 31, 2008	June 30, 2008
Backlog (units)
Arizona	177	158	437
California	125	49	193
Nevada	113	53	254

West	415	260	884

Colorado	208	72	205
Utah	73	42	106

Mountain	281	114	311

Delaware Valley	30	27	42
Maryland	84	58	118
Virginia	67	36	73

East	181	121	233

Florida	64	35	123
Illinois	-	3	25

Other Homebuilding	64	38	148

Total	941	533	1,576

Backlog Estimated Sales Value	$295,000	$173,000	$522,000

Estimated Average Selling Price of Homes in Backlog	$313.5	$324.6	$331.2

We define “Backlog” as homes under contract but not yet delivered. Because of the deterioration in demand for new homes and prospective homebuyers’ reluctance to purchase new homes, resulting from the conditions described in our Executive Summary section of this Item 2, our June 30, 2009 Backlog was down from June 30, 2008 for most markets within our homebuilding segments. The Backlog in our Colorado market did remain flat at June 30, 2009, compared to June 30, 2008, primarily resulting from Cancellation Rate (as defined below) declining to 25% during the 2009 second quarter, compared to 44% during the same period in 2008. The estimated Backlog sales value decreased from $522 million at June 30, 2008 to $295 million at June 30, 2009, due to the 40% decrease in the number of homes in Backlog and a 5% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended June 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	16%	37%	-21%
Mountain	25%	51%	-26%
East	25%	48%	-23%
Other Homebuilding	24%	55%	-31%

Consolidated	20%	43%	-23%

	Six Months Ended June 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	18%	40%	-22%
Mountain	24%	48%	-24%
East	27%	45%	-18%
Other Homebuilding	22%	43%	-21%

Consolidated	22%	43%	-21%

The Cancellation Rate in each of our segments significantly decreased during the three and six months ended June 30, 2009. The decreases in home order cancellations primarily were attributable to having significantly lower Backlog at the beginning of the three and six months ended June 30, 2009, compared with the same periods during 2008. Additionally, we believe the Cancellation Rates were lower due to a significant decline in the number of cancelled home orders from homebuyers who had difficulty in qualifying for mortgage loan financing, who were not able to sell their existing home or who had uncertainty in making a purchase of a new home.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	June 30, 2009	December 31, 2008	June 30, 2008
Arizona	27	44	57
California	10	18	21
Nevada	19	24	29

West	56	86	107

Colorado	43	49	48
Utah	18	22	23

Mountain	61	71	71

Delaware Valley	1	3	2
Maryland	9	11	14
Virginia	7	12	17

East	17	26	33

Florida	8	7	12
Illinois	-	1	4

Other Homebuilding	8	8	16

Total	142	191	227

Our active subdivisions have decreased from June 30, 2008 and December 31, 2008 as the Company closed out certain subdivisions through the sale and closing of homes. Additionally, few subdivisions have been opened as we have limited our asset acquisitions during this homebuilding downcycle.

Average Selling Prices Per Home Closed.  The average selling price for our closed homes includes the base sales price, any purchased options and upgrades, reduced by any Sales Price Incentives (defined as discounts on the sales price of a home) or Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican). The following tables set forth our average selling prices per home closed, by market (dollars in thousands).

	Three Months Ended June 30,		Change
	2009	2008	Amount	%
Arizona	$197.9	$220.5	$(22.6)	-10%
California	414.0	389.1	24.9	6%
Colorado	341.7	346.5	(4.8)	-1%
Delaware Valley	393.6	400.3	(6.7)	-2%
Florida	227.1	248.1	(21.0)	-8%
Illinois	312.1	314.5	(2.4)	-1%
Maryland	381.7	439.8	(58.1)	-13%
Nevada	210.3	248.0	(37.7)	-15%
Utah	301.5	336.1	(34.6)	-10%
Virginia	451.3	465.6	(14.3)	-3%
Average	$279.0	$295.7	$(16.7)	-6%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Arizona	$195.3	$226.1	$(30.8)	-14%
California	405.6	416.1	(10.5)	-3%
Colorado	346.4	349.7	(3.3)	-1%
Delaware Valley	413.4	415.8	(2.4)	-1%
Florida	223.0	240.5	(17.5)	-7%
Illinois	316.0	344.9	(28.9)	-8%
Maryland	405.2	469.3	(64.1)	-14%
Nevada	207.4	247.7	(40.3)	-16%
Utah	300.3	338.1	(37.8)	-11%
Virginia	478.5	459.9	18.6	4%
Average	$283.2	$303.9	$(20.7)	-7%

The average selling price of homes closed during the three and six months ended June 30, 2009 decreased in most of our markets. These declines resulted in part from increased levels of incentives and reduced sales prices in response to lower demand for new homes and increased levels of competition in these markets. We did experience an increase in the average selling price of closed homes in our California market during the three months ended June 30, 2009 and in our Virginia market during the six months ended June 30, 2009. These increases primarily related to changes in the size and style of our single-family detached homes that were closed during this period.

RESULTS OF OPERATIONS

The following discussion compares results for the three and six months ended June 30, 2009 with the three and six months ended June 30, 2008.

Home Sales Revenue.  Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees. The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2009	2008	Amount	%
West	$81,304	$209,029	$(127,725)	-61%
Mountain	55,489	85,607	(30,118)	-35%
East	39,398	62,780	(23,382)	-37%
Other Homebuilding	13,115	28,995	(15,880)	-55%

Total Homebuilding	189,306	386,411	(197,105)	-51%
Intercompany adjustments	(3,752)	(4,318)	566	13%

Consolidated	$185,554	$382,093	$(196,539)	-51%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
West	$152,932	$404,062	$(251,130)	-62%
Mountain	99,495	155,170	(55,675)	-36%
East	79,774	129,841	(50,067)	-39%
Other Homebuilding	26,742	55,971	(29,229)	-52%

Total Homebuilding	358,943	745,044	(386,101)	-52%
Intercompany adjustments	(6,407)	(7,159)	752	11%

Consolidated	$352,536	$737,885	$(385,349)	-52%

The decrease in home sales revenue in our West segment during the three months ended June 30, 2009 primarily resulted from closing 445 fewer homes and decreases of $37,700 and $22,600 in the average selling prices for homes closed in the Nevada and Arizona markets, respectively, within this segment. Home sales revenue in our Mountain, Other Homebuilding and East segments decreased during the three months ended June 30, 2009 due primarily to closing 80, 57 and 45 fewer homes, respectively.

The decrease in home sales revenue in our West segment during the six months ended June 30, 2009 primarily resulted from closing 825 fewer homes and decreases of $40,300, $30,800 and $10,500 in the average selling prices for homes closed in the Nevada, Arizona and California markets, respectively, within this segment. Home sales revenue in our Mountain, Other Homebuilding and East segments decreased during the six months ended June 30, 2009 due primarily to closing 148, 106 and 104 fewer homes, respectively.

Land Sales.  Land sales revenue was $2.0 million and $12.3 million during the three months ended June 30, 2009 and 2008, respectively. Land sales revenue during these periods primarily resulted from our sale of approximately 35 and 300 lots, respectively. Land sales revenue was $4.6 million and $40.8 million during the six months ended June 30, 2009 and 2008, respectively. Land sales revenue during these periods primarily resulted from our sale of approximately 150 and 1,100 lots, respectively, primarily in our West segment. Land sales revenue decreased during the three and six months ended June 30, 2009 because we determined that the best use of a majority of our remaining land assets was to hold, develop or build them out rather than to sell.

Other Revenue.  Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties. Our broker origination fees primarily represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consist of forfeiture of homebuyer deposits on a home sales contract and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended June 30,		Change
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$5,523	$5,422	$101	2%
Broker origination fees	62	522	(460)	-88%
Insurance revenue	1,046	332	714	215%
Title and other revenue	1,127	2,772	(1,645)	-59%

Total other revenue	$7,758	$9,048	$(1,290)	-14%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$8,869	$11,521	$(2,652)	-23%
Broker origination fees	199	1,225	(1,026)	-84%
Insurance revenue	2,861	3,343	(482)	-14%
Title and other revenue	2,161	4,377	(2,216)	-51%

Total other revenue	$14,090	$20,466	$(6,376)	-31%

Other revenue was lower during the three months ended June 30, 2009 primarily resulting from decreases in title and other revenue, due to a decline in forfeited homebuyer deposits and fewer home closings for our American Home Title operations.

Other revenue was lower during the six months ended June 30, 2009 primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net and broker origination fees, as we originated and sold fewer mortgage loans in connection with closing fewer homes during the first six months of 2009, partially offset by a 160 basis point increase in our Capture Rate (as defined below); (2) title and other revenue, due to a decline in forfeited homebuyer deposits and fewer home closings for our American Home Title operations; and (3) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during the six months ended June 30, 2009.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs, (both incurred and estimated to be incurred), warranty costs and finance and closing costs, including Closing Cost Incentives. Home cost of sales excludes expenses associated with commissions, amortization of deferred marketing costs and inventory impairment charges. However, while inventory impairment charges recorded during a reporting period do not impact home cost of sales, they do impact future home cost of sales as they lower the lot costs basis of the impaired inventory.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$59,739	$179,398	$(119,659)	-67%
Mountain	50,760	81,078	(30,318)	-37%
East	33,669	55,086	(21,417)	-39%
Other Homebuilding	11,702	26,299	(14,597)	-56%

Total Homebuilding	155,870	341,861	(185,991)	-54%
Intercompany adjustments	(3,752)	(4,318)	566	13%

Consolidated	$152,118	$337,543	$(185,425)	-55%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$116,027	$350,917	$(234,890)	-67%
Mountain	91,666	145,599	(53,933)	-37%
East	68,376	113,483	(45,107)	-40%
Other Homebuilding	23,781	49,740	(25,959)	-52%

Total Homebuilding	299,850	659,739	(359,889)	-55%
Intercompany adjustments	(6,407)	(7,159)	752	11%

Consolidated	$293,443	$652,580	$(359,137)	-55%

The decrease in home cost of sales during the three months ended June 30, 2009 primarily resulted from the following decreases: (1) $164 million associated with closing fewer homes in each of our homebuilding segments; and (2) $22 million associated with a decrease in home cost of sales per closed home. The decline in home cost of sale per closed home resulted in part from a $17 million decrease in lot costs per closed home primarily attributable to inventory impairments recorded during 2008, which lowered the lot costs basis of our inventory.

The decrease in our West segment during the three months ended June 30, 2009 primarily resulted from the following decreases: (1) approximately $101 million resulting from closing 445 fewer homes; and (2) $11 million associated with a decrease in lot cost per closed home primarily resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

In our Mountain segment, the decline during the three months ended June 30, 2009, primarily resulted from the following: (1) closing 80 fewer homes, which resulted in a $26 million decrease to home cost of sales; and (2) $4 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

The decrease in our East segment during the three months ended June 30, 2009 primarily resulted from the following: (1) closing 45 fewer homes, which resulted in an $18 million decrease to home cost of sales; and (2) $4 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

The decrease in our Other Homebuilding segment during the three months ended June 30, 2009 primarily resulted from closing 57 fewer homes, which resulted in a $14 million decrease to home cost of sales during the three months ended June 30, 2009.

The decrease in home cost of sales during the six months ended June 30, 2009 primarily resulted from the following decreases: (1) $318 million associated with closing fewer homes in each of our homebuilding segments; and (2) $36 million from a decline in lot costs per closed home primarily attributable to inventory impairments recorded during 2008, which lowered the lot costs basis of our inventory.

The decrease in our West segment during the six months ended June 30, 2009 primarily resulted from the following decreases: (1) $196 million resulting from closing 825 fewer homes; (2) $25 million associated with a decrease in lot cost per closed home primarily resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory; and (3) $5 million associated with a decrease in home construction cost per closed home.

In our Mountain segment, the decline during the six months ended June 30, 2009, primarily resulted from the following: (1) closing 148 fewer homes, which resulted in a $48 million decrease to home cost of sales; and (2) $7 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

In our East segment, the decline during the six months ended June 30, 2009, primarily resulted from the following: (1) closing 104 fewer homes, which resulted in a $41 million decrease to home cost of sales; and (2) $6 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

The decrease in our Other Homebuilding segment during the six months ended June 30, 2009, primarily resulted from: (1) closing 106 fewer homes, which resulted in an $24 million decrease to home cost of sales: and (2) $2 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

Land Cost of Sales.  Land cost of sales was $1.5 million and $6.8 million during the three months ended June 30, 2009 and 2008, respectively, and the decrease primarily resulted from our sale of approximately 35 and 300 lots, respectively. Land cost of sales was $2.8 million and $34.8 million during the six months ended June 30, 2009 and 2008, respectively. Land cost of sales during these periods primarily resulted from our sale of approximately 150 and 1,100 lots, respectively, primarily in our West segment. Land cost of sales decreased during the three and six months ended June 30, 2009 because we determined that the best use of a majority of our remaining land assets was to hold, develop or build them out rather than to sell.

Asset Impairments.  The following table sets forth, by reportable segment, the asset impairments recorded for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Change
	2009	2008
Land and Land Under Development (Held-for-Development)
West	$-	$18,321	$(18,321)
Mountain	-	23,973	(23,973)
East	1,450	6,091	(4,641)
Other Homebuilding	-	1,851	(1,851)

Subtotal	1,450	50,236	(48,786)

Housing Completed or Under Construction (Held-for-Development)
West	-	11,838	(11,838)
Mountain	-	5,977	(5,977)
East	275	2,167	(1,892)
Other Homebuilding	-	1,806	(1,806)

Subtotal	275	21,788	(21,513)

Land and Land Under Development (Held-for-Sale)
West	(557)	9,360	(9,917)
Mountain	-	150	(150)
East	-	750	(750)
Other Homebuilding	-	2,938	(2,938)

Subtotal	(557)	13,198	(13,755)

Other Assets	75	3,056	(2,981)

Consolidated Asset Impairments	$1,243	$88,278	$(87,035)

	Six Months Ended June 30,		Change

	2009	2008
Land and Land Under Development (Held-for-Development)
West	$9,791	$38,764	$(28,973)
Mountain	254	26,687	(26,433)
East	1,600	6,698	(5,098)
Other Homebuilding	17	1,865	(1,848)

Subtotal	11,662	74,014	(62,352)

Housing Completed or Under Construction (Held-for-Development)
West	3,276	33,173	(29,897)
Mountain	-	7,217	(7,217)
East	875	3,093	(2,218)
Other Homebuilding	267	2,097	(1,830)

Subtotal	4,418	45,580	(41,162)

Land and Land Under Development (Held-for-Sale)
West	(557)	14,726	(15,283)
Mountain	-	150	(150)
East	-	750	(750)
Other Homebuilding	-	3,668	(3,668)

Subtotal	(557)	19,294	(19,851)

Other Assets	289	4,222	(3,933)

Consolidated Asset Impairments	$15,812	$143,110	$(127,298)

During the 2009 second quarter, the Company’s impairments were concentrated in two subdivisions in the East segment, primarily resulting from continued decline in the demand for homes in these subdivisions. The impairments recorded during the three months ended March 31, 2009 were concentrated in the Nevada market of the West segment. These impairments resulted from significant decreases in the average selling prices of closed homes during the 2009 first quarter, compared with those of the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close out phase.

The decrease in the impairments of the Company’s held-for-development inventories during the three and six months ended June 30, 2009 primarily resulted from a decrease in the total number of impaired lots from 6,129 during the first six months of 2008 to 772 during the six months ended June 30, 2009. This decrease is attributable to a decrease in the total number of owned lots at June 30, 2009 and the impact of recording significant impairments during the 2008 second, third and fourth quarters, all of which contributed to lower asset values during the first six months of 2009.

The impairments of the Company’s held-for-development inventories incurred during the 2008 second quarter and first six months primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered to homebuyers in an effort to: (1) remain competitive with home sales prices then being offered by the Company’s competitors; (2) maintain homes in Backlog (defined as homes under contract but not yet delivered) during the 2008 periods until they closed; (3) address affordability issues for new homes as homebuyers were experiencing difficulty in qualifying for mortgage loans; and (4) stimulate new home orders in an effort to sell and close the remaining homes in subdivisions that were in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments during the 2008 periods were significantly higher than impairments recorded in our other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments being more pronounced than in the other homebuilding segments and, as a result, we generally experienced more significant reductions in its average selling prices of homes within these segments; and (2) the total homebuilding inventories for the West and Mountain segments comprised 41% and 34%, respectively, of our consolidated homebuilding inventories at June 30, 2008. We believe that buyers of our homes in the West segment were largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing was impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment during the 2008 periods. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes during 2008, particularly in our Utah market, where the demand for new homes decreased from its peak during 2006.

During the three and six months ended June 30, 2008, we recorded impairments of $13.2 million and $19.3 million, respectively, on our held-for-sale inventory, primarily in the West segment. The 2008 second quarter impairments, which related to approximately 850 lots in 15 subdivisions, primarily resulted from significant decreases in the fair market values of new homes that were being sold, as this caused declines in the fair market values of land available for sale. Also contributing to these impairments was our decision that the best use of these assets was to sell them in their current condition at fair values that were significantly below their then carrying value.

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last five quarters, as well as the fair value of these inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter

	Held-for- Development	Held-for - Sale	Total Inventory Impairments
June 30, 2009	$1,725	$(557)	$1,168	$2,978	53	2
March 31, 2009	14,355	-	14,355	38,602	719	46
December 31, 2008	54,221	2,807	57,028	165,656	2,177	132
September 30, 2008	83,340	7,480	90,820	213,498	3,474	151
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
March 31, 2008	47,570	6,096	53,666	218,526	2,628	94

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$3,570	$13,047	$(9,477)	-73%
Mountain	2,192	3,444	(1,252)	-36%
East	1,597	2,634	(1,037)	-39%
Other Homebuilding	571	1,225	(654)	-53%

Consolidated	$7,930	$20,350	$(12,420)	-61%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$8,103	$25,152	$(17,049)	-68%
Mountain	4,227	6,934	(2,707)	-39%
East	3,285	5,044	(1,759)	-35%
Other Homebuilding	1,147	2,423	(1,276)	-53%

Consolidated	$16,762	$39,553	$(22,791)	-58%

The $12.4 million decrease in total marketing expenses during the three months ended June 30, 2009 primarily resulted from decreases of: (1) $5.5 million in amortization of deferred marketing costs resulting from closing 627 fewer homes and a 54% decrease in the number of model homes at June 30, 2009, compared with June 30, 2008; (2) $2.2 million in employee compensation and other employee-related benefit costs; (3) $2.1 million in sales office expenses in connection with having approximately 54% fewer model homes at June 30, 2009, compared with June 30, 2008, as well as having fewer active subdivisions during the 2009 second quarter; and (4) $2.1 million in advertising expenses due to a 37% decline in active subdivisions and our continued efforts to reduce our overall advertising costs during this period of lower homebuilding activity.

The $22.8 million decrease in total marketing expenses during the six months ended June 30, 2009 primarily resulted from decreases of: (1) $9.4 million in amortization of deferred marketing costs resulting from closing 1,183 fewer homes; (2) $4.3 million in employee compensation and other employee-related benefit costs; (3) $4.0 million in sales office expenses in connection with having fewer model homes at June 30, 2009, compared with June 30, 2008, as well as having fewer active subdivisions during the first six months of 2009; and (4) $3.9 million in advertising expenses as we continued to reduce our overall advertising costs during this period of lower homebuilding activity. The decrease in marketing expense during the three and six months ended June 30, 2009 was most notable in our West segment, which primarily resulted from the following: (1) closing 445 and 825 fewer homes during the 2009 second quarter and first six months; (2) a 58% decline in the number of model homes at June 30, 2009, compared with June 30, 2008; (3) a 48% decline in active subdivisions in this segment; and (4) a 43% decline in sales and marketing personnel in this segment.

Commission Expenses.  Commission expenses primarily include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$2,781	$7,703	$(4,922)	-64%
Mountain	2,018	3,305	(1,287)	-39%
East	1,612	2,355	(743)	-32%
Other Homebuilding	542	1,296	(754)	-58%

Consolidated	$6,953	$14,659	$(7,706)	-53%

	Six Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$5,348	$14,886	$(9,538)	-64%
Mountain	3,686	6,049	(2,363)	-39%
East	3,220	4,702	(1,482)	-32%
Other Homebuilding	1,057	2,455	(1,398)	-57%

Consolidated	$13,311	$28,092	$(14,781)	-53%

Commission expenses within all of our homebuilding segments decreased during the three and six months ended June 30, 2009, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to closing fewer homes and at a reduced average selling price.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$6,068	$8,566	$(2,498)	-29%
Mountain	3,395	5,449	(2,054)	-38%
East	5,509	5,441	68	1%
Other Homebuilding	934	2,247	(1,313)	-58%

Total Homebuilding	15,906	21,703	(5,797)	-27%
Financial Services and Other	4,845	7,045	(2,200)	-31%
Corporate	17,049	15,174	1,875	12%

Consolidated	$37,800	$43,922	$(6,122)	-14%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$12,963	$25,570	$(12,607)	-49%
Mountain	7,445	12,032	(4,587)	-38%
East	9,280	10,488	(1,208)	-12%
Other Homebuilding	1,997	4,315	(2,318)	-54%

Total Homebuilding	31,685	52,405	(20,720)	-40%
Financial Services and Other	9,343	14,068	(4,725)	-34%
Corporate	35,153	28,637	6,516	23%

Consolidated	$76,181	$95,110	$(18,929)	-20%

General and administrative expenses for most of our homebuilding segments decreased during the three and six months ended June 30, 2009. These reduced expenses resulted from various 2008 cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. The employee headcount for our homebuilding operations decreased throughout 2008 and the first six months of 2009 to approximately 700 at June 30, 2009 from approximately 1,245 at June 30, 2008.

General and administrative expenses decreased during the 2009 second quarter in our West segment primarily resulting from the following decreases: (1) $4.6 million in employee compensation and other employee-related benefit costs as we lowered our headcount by 51% from June 30, 2008 in this segment; (2) $1.2 million of inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; and (3) $0.9 in office-related expenses, primarily rent. These declines were offset partially by an increase, compared with the 2008 period, of $2.8 million in professional and legal expenses. Professional and legal expenses were lower in the 2008 period due to the resolution of construction defect claims that were ultimately paid by third party insurance providers. Also partially offsetting the decline in general and administrative expenses was the impact of a $2.7 million benefit to reduce the 2008 general and administrative expense without a corresponding benefit during the 2009 period. The benefit during the 2008 period resulted from a reduction in warranty reserves during the 2008 second quarter that were established through general and administrative expenses during previous reporting periods.

In our Mountain segment, general and administrative expenses were lower during the three months ended June 30, 2009, primarily due to a $1.1 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount by 35% from June 30, 2008 in this segment and a decrease of $0.6 million in Supervisory Fees. See Note 12 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

General and administrative expenses increased slightly during the three months ended June 30, 2009 in our East segment primarily due to a $1.5 million increase in professional and legal expense resulting in part from an increase in legal reserves associated with construction defect claims. This increase was offset by a $1.0 million decline in employee compensation and other employee-related benefit costs, as we lowered our headcount by 35% from June 30, 2008 in this segment. In our Other Homebuilding segment, general and administrative expenses were lower during the 2009 second quarter, primarily resulting from the following decreases: (1) $0.5 million in employee compensation and other employee-related benefit costs, as we lowered our headcount by 41% from June 30, 2008 in this segment; (2) $0.5 million in legal expenses as we had established a legal reserve associated with a construction defect claim during the 2008 second quarter; and (3) $0.2 million in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses declined during the three months ended June 30, 2009, primarily due to a $1.1 million decrease in insurance expense for StarAmerican and Allegiant associated with closing fewer homes during the 2009 second quarter and a $0.9 million decrease in compensation-related costs, as we reduced our employee headcount for this segment by 20% from June 30, 2008.

In our Corporate segment, general and administrative expenses increased during the 2009 second quarter, primarily resulting from a $2.3 million decrease in Supervisory Fees received from the Company’s other segments, partially offset by $0.4 million decrease in office-related expenses and depreciation expense.

The decrease in general and administrative expenses during the six months ended June 30, 2009 was most notable within the West segment and primarily resulted from the following decreases: (1) $9.2 million in employee compensation and other employee-related benefit costs due to a decline in headcount from June 30, 2008; (2) $2.7 million of Supervisory Fees charged by the Corporate segment; (3) $1.6 in office-related expenses, primarily rent; and (4) $1.0 million in depreciation expense. These declines were offset partially by an increase, compared with the 2008 period, of $1.1 million in professional and legal expenses. Professional and legal expenses were lower in the 2008 period due to the resolution of construction defect claims that were ultimately paid by third party insurance providers. Also partially offsetting the decline in general and administrative expenses was the impact of a $2.7 million benefit to reduce the 2008 general and administrative expense without a corresponding benefit during the 2009 period. The benefit during the 2008 period resulted from a reduction in warranty reserves during the 2008 second quarter that were established through general and administrative expenses during previous reporting periods.

In our Mountain segment, general and administrative expenses were lower during the six month ended June 30, 2009 primarily due to a $2.9 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount during 2009, a decrease of $1.2 million in Supervisory Fees and a $0.5 million decrease in office-related expenses, primarily rent.

General and administrative expenses decreased during the six months ended June 30, 2009 in our East segment primarily due to a $2.1 million decline in employee compensation and other employee-related benefit costs, as we lowered our headcount from June 30, 2008 in this segment, and a $0.9 million decrease in Supervisory Fees. These declines were offset partially by a $1.8 million increase in professional and legal expenses resulting in part from an increase in legal reserves associated with construction defect claims. In our Other Homebuilding segment, general and administrative expenses were lower during the six months ended June 30, 2009, primarily resulting from the following decreases: (1) $0.8 million in employee compensation and other employee-related benefit costs, as we lowered our headcount during 2009 in this segment; (2) $0.6 million in office-related expenses and depreciation expense; (3) $0.4 million in profession and legal expenses resulting in part from an increase in legal reserves during the first six months of 2008 associated with construction defect claims; and (3) $0.4 million in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses declined during the six months ended June 30, 2009, primarily due to a $2.3 million decrease in compensation-related costs, as we reduced our employee headcount for this segment from June 30, 2008, and a $1.6 million decrease in insurance expense for StarAmerican and Allegiant associated with closing fewer homes during the first six months of 2009.

In our Corporate segment, general and administrative expenses increased during the six months ended June 30, 2009, primarily resulting from a $5.1 million decrease in Supervisory Fees received from the Company’s other segments, and a $2.0 million increase in compensation-related costs as our stock-based compensation expense was lower during the first six months of 2008 due to forfeitures of unvested stock option awards upon the retirement of our previous Chief Financial Officer who announced his retirement during the 2008 first quarter.

Other Operating Expenses.  Other operating expenses were $0.3 million and $1.8 million during the three months ended June 30, 2009 and $0.6 million and $3.6 million during the six months ended June 30, 2009, and relate primarily to write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. The decline during the 2009 periods resulted from a decrease in the number of lot options that we elected not to exercise.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. During the 2009 second quarter, we expensed $9.8 million of interest that was incurred on our senior notes that could not be capitalized, compared with the 2008 second quarter in which all interest incurred on our senior notes was capitalized to our homebuilding inventories. Also contributing to the change from the 2008 second quarter were lower interest rates on our cash, cash equivalents and marketable securities, which more than offset the increases in our average cash balances during the 2009 second quarter. As a result, we had net interest expense of $6.9 million during the three months ended June 30, 2009, compared with net interest income of $8.5 million during the three months ended June 30, 2008.

During the first six months of 2009, we expensed $19.4 million of interest that was incurred on our senior notes that could not be capitalized, compared with the six months ended June 30, 2008 in which all interest incurred on our senior notes was capitalized to our homebuilding inventories. Also contributing to the change from the first six months of 2008 were lower interest rates on our cash, cash equivalents and marketable securities, which more than offset the increases in our average cash balances during the six months ended June 30, 2009. As a result, we had net interest expense of $12.5 million during the six months ended June 30, 2009, compared with net interest income of $18.8 million during the six months ended June 30, 2008.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$10,075	$(33,591)	$43,666	130%
Mountain	(2,308)	(39,027)	36,719	94%
East	(4,626)	(12,700)	8,074	64%
Other Homebuilding	(677)	(9,156)	8,479	93%

Total Homebuilding	2,464	(94,474)	96,938	103%
Financial Services and Other	2,615	557	2,058	369%
Corporate	(24,142)	(7,623)	(16,519)	-217%

Consolidated	$(19,063)	$(101,540)	$82,477	81%

	Six Months Ended June 30,		Change

	2009	2008	Amount	%
Homebuilding
West	$(228)	$(94,982)	$94,754	100%
Mountain	(7,119)	(50,635)	43,516	86%
East	(6,997)	(15,079)	8,082	54%
Other Homebuilding	(1,508)	(11,052)	9,544	86%

Total Homebuilding	(15,852)	(171,748)	155,896	91%
Financial Services and Other	4,236	4,705	(469)	-10%
Corporate	(48,520)	(11,723)	(36,797)	-314%

Consolidated	$(60,136)	$(178,766)	$118,630	66%

Overall, the financial performance in each of our homebuilding segments and our Financial Services and Other segment have been adversely affected by the lack of homebuyer demand, and other factors as described in our Executive Summary section of this Item 2.

In our West segment, we reported income before income taxes during the 2009 second quarter of $10.1 million, compared to a $33.6 million loss before income taxes during the same period in 2008. This improvement was primarily due to a $40.1 million decrease in inventory impairments, a combined decrease of $16.9 million in general and administrative, commission and sales and marketing expenses and a 1,230 basis point increase in Home Gross Margins. These improvements partially were offset by closing 445 fewer homes. In our Mountain segment, the loss before income taxes during the 2009 second quarter decreased due to the following: (1) a combined decrease of $4.6 million associated with general and administrative, commission and sales and marketing expenses; (2) a decrease of $30.1 million in inventory impairments; and (3) a 320 basis point increase in Home Gross Margins. Partially offsetting these items was the impact of closing 80 fewer homes.

In our East segment, our 2009 second quarter loss before income taxes was lower primarily due to the following: (1) a $7.3 million decrease in inventory impairments; (2) a combined decrease of $1.8 million in commission and sales and marketing expenses; and (3) a 220 basis point increase in Home Gross Margins. These improvements partially were offset by closing 45 fewer homes. In our Other Homebuilding segment, the loss before income taxes for the 2009 second quarter was lower primarily due to the following: (1) $6.6 million decrease in inventory impairments; (2) a combined decrease of $2.7 million in general and administrative, commission and sales and marketing expenses; and (3) a 150 basis point increase in Home Gross Margins. These improvements partially were offset by the impact of closing 57 fewer homes.

Income before income taxes in our Financial Services and Other segment improved during the three months ended June 30, 2009, primarily resulting from a $2.2 million decline in general and administrative expenses. Loss before income taxes in our Corporate segment during the 2009 second quarter was higher primarily due to: (1) expensing $9.8 million of interest incurred on our Senior Notes during the 2009 second quarter; (2) a $5.6 million decrease in interest income; and (3) a $1.9 million increase in general and administrative expenses.

In our West segment, our loss before income taxes during the six months ended June 30, 2009 was lower primarily due to a $74.2 million decrease in inventory impairments, a combined decrease of $39.2 million in general and administrative, commission and sales and marketing expenses and a 1,090 basis point increase in Home Gross Margins. These improvements partially were offset by closing 825 fewer homes. In our Mountain segment, the loss before income taxes during the first six months of 2009 decreased due to the following: (1) a combined decrease of $9.7 million associated with general and administrative, commission and sales and marketing expenses; (2) a decrease of $33.8 million in inventory impairments; and (3) a 170 basis point increase in Home Gross Margins. Partially offsetting these items was the impact of closing 148 fewer homes.

In our East segment, our 2009 second quarter loss before income taxes was lower primarily due to the following: (1) a $8.1 million decrease in inventory impairments; (2) a combined decrease of $4.4 million general and administrative, commission and sales and marketing expenses; and (3) a 170 basis point increase in Home Gross Margins. These improvements partially were offset by closing 104 fewer homes. In our Other Homebuilding segment, the loss before income taxes during the six months ended June 30, 2009 was lower primarily due to the following: (1) a $7.3 million decrease in inventory impairments; and (2) a combined decrease of $5.0 million in general and administrative, commission and sales and marketing expenses. These improvements partially were offset by closing 106 fewer homes.

Income before income taxes in our Financial Services and Other segment decreased slightly during the six months ended June 30, 2009, primarily resulting from a $4.7 million decline in general and administrative expenses offset by a combined decrease of $3.7 million in gains on sales of mortgage loans and broker origination fees. Loss before income taxes in our Corporate segment during the six months ended June 30, 2009 was higher primarily due to: (1) expensing $19.4 million of interest incurred on our Senior Notes; (2) a $12.0 million decrease in interest income; and (3) a $6.5 million increase in general and administrative expenses.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. As a result, our overall effective income tax rates were -55.2% and -17.1% for the three and six months ended June 30, 2009, respectively, and 0.8% and 2.9% during the three and six months June 30, 2008, respectively. The change in the effective tax rates during the 2009 second quarter and first six months, compared with the same periods during 2008, resulted primarily from the recording of a $9.7 million income tax expense related to an IRS examination of our 2008 net operating loss carryback to 2006 and the inability to carry back any net operating losses at June 30, 2009. The $9.7 million income tax expense resulted from a 2006 alternative minimum tax liability associated with our 2008 net operating loss carryback, which should have been recorded during 2008.

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

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands) and it includes $5.5 million that is held-for-sale primarily in our Illinois market.

	June 30, 2009	December 31, 2008	June 30, 2008
Arizona	$19,704	$22,388	$58,042
California	1,596	3,124	8,687
Nevada	19,442	32,732	48,211

West	40,742	58,244	114,940

Colorado	83,728	83,877	108,225
Utah	22,913	25,701	54,014

Mountain	106,641	109,578	162,239

Delaware Valley	3,414	3,755	12,038
Maryland	11,897	11,701	24,365
Virginia	26,046	31,472	40,793

East	41,357	46,928	77,196

Florida	3,503	3,924	7,978
Illinois	3,535	3,148	4,760

Other Homebuilding	7,038	7,072	12,738

Total	$195,778	$221,822	$367,113

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands) and it includes $4.5 million that is held-for-sale in our California market.

	June 30, 2009	December 31, 2008	June 30, 2008
Arizona	$38,793	$64,088	$103,305
California	52,111	63,820	133,622
Nevada	29,704	38,033	65,155

West	120,608	165,941	302,082

Colorado	87,656	104,497	131,713
Utah	17,600	33,078	46,993

Mountain	105,256	137,575	178,706

Delaware Valley	8,508	13,202	19,313
Maryland	20,834	29,944	44,249
Virginia	27,854	41,127	59,466

East	57,196	84,273	123,028

Florida	13,075	20,911	24,389
Illinois	957	6,800	19,145

Other Homebuilding	14,032	27,711	43,534

Total	$297,092	$415,500	$647,350

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	June 30, 2009	December 31, 2008	June 30, 2008
Lots Owned
Arizona	1,247	1,458	2,089
California	618	839	911
Nevada	936	1,111	1,045

West	2,801	3,408	4,045

Colorado	2,541	2,597	2,749
Utah	568	642	771

Mountain	3,109	3,239	3,520

Delaware Valley	101	115	133
Maryland	169	176	236
Virginia	210	241	297

East	480	532	666

Florida	213	257	507
Illinois	141	141	156

Other Homebuilding	354	398	663

Total	6,744	7,577	8,894

Lots Controlled Under Option
Arizona	416	472	417
California	145	149	153
Nevada	95	95	-

West	656	716	570

Colorado	157	184	241
Utah	12	-	-

Mountain	169	184	241

Delaware Valley	-	40	135
Maryland	409	355	321
Virginia	251	592	1,054

East	660	987	1,510

Florida	486	471	461
Illinois	-	-	-

Other Homebuilding	486	471	461

Total	1,971	2,358	2,782

Total Lots Owned and Controlled	8,715	9,935	11,676

During the first six months of 2009, our total number of lots owned (excluding homes completed or under construction) decreased 11% from December 31, 2008, primarily due to: (1) the transfer of lots from land to homes completed or under construction; and (2) the sale of approximately 150 lots, primarily in our West segment. As a result, and with the additional impact of recording $11.7 million of impairments on our land inventory during the six months ended June 30, 2009, we reduced our land and land under development by $26.0 million since December 31, 2008. Additionally, our housing completed and under construction decreased by $118.4 million primarily due to the sale and closing of 1,245 homes during the six months ended June 30, 2009.

Our total number of lots under option decreased slightly as we exercised our right to terminate several lot option contracts that no longer met our underwriting criteria.

The table below shows the amount of non-refundable option deposits (in thousands).

	June 30, 2009	December 31, 2008	June 30, 2008
Non-refundable Option Deposits
Cash	$5,295	$5,145	$5,429
Letters of Credit	3,383	4,358	4,459

Total Non-refundable Option Deposits	$8,678	$9,503	$9,888

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	June 30, 2009	December 31, 2008	June 30, 2008
Unsold Homes Under Construction - Final	82	451	298
Unsold Homes Under Construction - Frame	248	329	490
Unsold Homes Under Construction - Foundation	122	41	167

Total Unsold Homes Under Construction	452	821	955
Sold Homes Under Construction	664	409	1,230
Model Homes	246	387	533

Homes Completed or Under Construction	1,362	1,617	2,718

OTHER OPERATING RESULTS

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended June 30,		Change
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$142,191	$213,042	$(70,851)	-33%

Principal amount of mortgage loans brokered	$6,030	$46,599	$(40,569)	-87%

Capture Rate	82%	66%	16%
Including brokered loans	85%	79%	6%
Mortgage products (% of mortgage loans originated)
Fixed rate	100%	98%	2%
Adjustable rate - interest only	0%	1%	-1%
Adjustable rate - other	0%	1%	-1%

Prime loans (1)	27%	45%	-18%
Government loans (2)	73%	55%	18%

	Six Months Ended June 30,		Change
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$268,698	$377,785	$(109,087)	-29%

Principal amount of mortgage loans brokered	$18,995	$106,170	$(87,175)	-82%

Capture Rate	80%	62%	18%
Including brokered loans	85%	77%	8%
Mortgage products (% of mortgage loans originated)
Fixed rate	100%	97%	3%
Adjustable rate - interest only	0%	1%	-1%
Adjustable rate - other	0%	2%	-2%
Prime loans	34%	53%	-19%
Government loans	66%	47%	19%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated and brokered decreased during the three and six months ended June 30, 2009, primarily due to the Company closing 49% fewer homes, partially offset by increases in the Capture Rate during these 2009 periods.

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

Interest Activity.  As a result of the significant decrease in inventory levels during 2009 and 2008 that are actively being developed, we expensed $9.8 million and $19.4 million of interest incurred on our senior notes during the three and six months ended June 30, 2009 that could not be capitalized in accordance with SFAS 34 “Capitalization of Interest Costs.”

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our balances of cash and cash equivalents, marketable securities, unsettled trades and capital resources, is currently being generated internally through cash flows from operations and from external sources, primarily our senior notes, line of credit and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement which allows us to issue equity, debt or hybrid securities up to $1.0 billion, with $500 million earmarked for our medium-term senior notes program.

In response to the difficult conditions described in the Executive Summary section of this Item 2, we remained focused on our balance sheet and cash flow as evidenced by our generation of $251.8 million in cash from operations during the six months ended June 30, 2009, which contributed to our June 30, 2009 cash and cash equivalent balances increasing to $1.6 billion from $1.3 billion at December 31, 2008.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) our Mortgage Repurchase Facility. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Repurchase Facility. As of June 30, 2009, the amount of the Commitment (as defined below) on our Homebuilding Line was $800 million, which we deem to be appropriate given the needs for financing in the current and foreseeable future market. Because of our current balance of cash, cash equivalents, marketable securities, unsettled trades and available capacity under our Homebuilding Line and Mortgage

Repurchase Facility, we believe that our current capital resources are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Our homebuilding line of credit is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments. The Homebuilding Line has an aggregate commitment amount of $800 million (the “Commitment”) and a maturity date of March 21, 2011. In accordance with the provisions of the Homebuilding Line, letters of credit are available in the aggregate amount of up to $300 million. The Homebuilding Line permits an increase in the maximum commitment amount to $1.3 billion upon our request, subject to receipt of additional commitments from existing or additional participant lenders. Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit rating and leverage ratio. Additionally, we incur costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. At June 30, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $23.0 million and $26.6 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of our borrowing capacity under the permitted leverage ratio. Additionally, while our borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact our ability to issue letters of credit, up to the limits specified in the Homebuilding Line.

In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our Homebuilding Line. Pursuant to the terms of Homebuilding Line, we are permitted to pay dividends, except if we are in a scheduled reduction, or term out, under the Homebuilding Line, if we are in default under the Homebuilding Line or if paying a dividend would result in a failure to meet the Consolidated Tangible Net Worth Test, the Leverage Test or the Cash Flow/Liquidity Test.

General.  The agreements for our Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations. The agreements containing these representations, warranties and covenants for the Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2008. The table below sets forth the actual results of the financial covenant requirements and calculations under our Homebuilding Line at June 30, 2009.

	Covenant Test	Covenant Results
Leverage test - Permitted Leverage Ratio (maximum)	50.0%	34.3%
Interest Coverage Test - Interest Coverage Ratio (minimum)	2.0 : 1.0	0.5 : 1.0
Consolidated Tangible Net Worth Test (minimum)	$852,000,000	$954,000,000
Consolidated Tangible Net Worth Floor (minimum)	$652,000,000	$954,000,000
Cash Flow Test (minimum)	1.5 : 1.0	7.0 : 1.0
Liquidity Test (minimum)	$500,000,000	$974,000,000

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. Under the Homebuilding Line, our maximum permitted leverage ratio will vary between 50% and 55% depending on the results of our Interest Coverage Test (as defined in the Homebuilding Line) and our actual leverage ratio is not to exceed the maximum permitted leverage ratio. If our Interest Coverage Ratio (as defined in the Homebuilding Line) is below 2.0 to 1.0, the maximum permitted leverage ratio will decrease. However, in no event will the maximum permitted leverage ratio decrease below 50%. Additionally, if the Interest Coverage Ratio falls below 1.5 to 1.0, then we are required to pass the cash flow/liquidity test. Our Interest Coverage Ratio was 0.5 to 1.0 at June 30, 2009, and, as a result, our maximum permitted leverage ratio (as defined in its Homebuilding Line agreement) was 50% as of June 30, 2009. This, together with the decline in our consolidated stockholders’ equity, has resulted in a current reduction in our capacity to borrow under the Homebuilding Line from approximately $539 million at December 31, 2008 to $456 million at June 30, 2009.

Our Homebuilding Line agreement covenants also include a consolidated tangible net worth test. Under this test, our Consolidated Tangible Net Worth (as defined) must not be less than: (1) $850 million; plus (2) 50% of consolidated net income, as defined, earned by the Company and the Guarantors (as defined) after September 30, 2008; plus (3) 50% of the net proceeds or other consideration received by the Company for the issuance of capital stock after September 30, 2008; minus (4) the lesser of (A) the aggregate amount paid by the Company after September 30, 2008 to repurchase its common stock and (B) $300 million. Failure to satisfy this covenant test would not result in a default, but would result in a scheduled reduction in the amount of the Commitment.

In addition to the foregoing covenants, the Homebuilding Line agreement specifies that Consolidated Tangible Net Worth must not be less than the sum of: (1) $650 million; (2) 50% of the quarterly consolidated net income of Borrower and the Guarantors earned after September 30, 2008; and (3) 50% of the net proceeds or other consideration received for the issuance of capital stock after September 30, 2008. Failure to satisfy this covenant could result in a termination of the facility.

The Homebuilding line also contains a cash flow/liquidity test. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company would have to maintain either (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined which includes, among other things, cash, cash equivalents, marketable securities and unsettled trades), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500 million. Our compliance with the cash flow/liquidity test would be measured on a quarterly basis and failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

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

Mortgage Lending.  Effective November 12, 2008, HomeAmerican entered into a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that are parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the basic papers relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $100 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on November 11, 2009. At June 30, 2009 and December 31, 2008, we had $24.2 million and $34.9 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement in accordance with SFAS 140 and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility).

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) an Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity requirement (the foregoing terms are defined in the Mortgage Repurchase Facility). Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding permitted letters of credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Price of all Purchased Mortgage Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time (the foregoing terms are defined in the Mortgage Repurchase Facility). Failure to meet the foregoing negative covenants would constitute an event of default.

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at June 30, 2009.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$15,000,000	$26,000,000
Adjusted Tangible Net Worth Ratio (maximum)	12.5 : 1.0	1.2 : 1.0
Adjusted Net Income (minimum)	$1	$4,200,000
Liquidity Test (minimum)	$5,000,000	$20,000,000

Failure to meet the foregoing negative covenants would constitute an event of default. In the event of default, USBNA may it is option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transactions and the Default Pricing Rate by (ii) the Purchase Price for the Transactions as of the Repurchase Date, (c) all Income paid after the event of default will be retained by USBNA and applied to the aggregate unpaid Repurchase Price owed by HomeAmerican and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

MDC Common Stock Repurchase Program

At June 30, 2009, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2009 and 2008.

Consolidated Cash Flow

During the six months ended June 30, 2009, we generated $251.8 million of cash from operating activities, primarily resulting from the following: (1) $169.9 million due to collecting a significant portion of our 2008 income tax receivable; (2) $130.6 million by reducing our inventory levels, which primarily resulted from closing 1,245 homes; and (3) decreasing our mortgage loans-held-for-sale by $17.6 million. These items partially were offset by $40.3 million of net loss before non-cash charges of $30.1 million and $29.1 million of cash used to decrease our accrued liabilities, primarily due to payments of certain employee bonuses.

During the first six months of 2008, we generated $322.3 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $309.3 million, as we continued to execute a strategy of limiting our new land purchases; and (2) decreasing our mortgage loans held-for-sale by $21.0 million as we sold more mortgage loans than were originated during the first six months of 2008. Also contributing to the cash flows from operating activities was $75.1 million of income before non-cash charges of $248.7 million. Our non-cash charges primarily relate to: (1) asset impairments; (2) a valuation allowance on our deferred tax assets; (3) deferred income taxes; (4) depreciation and amortization; (5) losses on sales of assets; (6) write-offs of land option deposits and pre-acquisition costs; and (7) stock-based compensation expense. These cash increases partially were offset by an $81.4 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses.

We generated $33.9 million of cash from investing activities during the six months ended June 30, 2009, primarily attributable to $55.6 million of settlements associated with our investments in The Reserve’s Primary and Government money market funds and $64.9 million of marketable securities, which matured during the first six months of 2009. Partially offsetting these sources of cash were $81.9 million of additional purchases of marketable securities and $4.5 million of property and equipment purchases, primarily attributable to the purchase of our new enterprise resource planning system. We used $0.1 million of cash in investing activities during the six months ended June 30, 2008 for purchases of property and equipment.

We used $30.7 million of cash from financing activities during the six months ended June 30, 2009, primarily resulting from a net payment on our mortgage repurchase facility of $10.7 million and $23.4 million of dividend payments, partially offset by cash proceeds of $3.5 million from the exercise of stock options. During the six months ended June 30, 2008, we used $30.1 million in cash from financing activities. We used $14.7 million to pay down the Mortgage Line and $23.1 million to pay dividends, partially offset by cash proceeds of $7.3 million from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2009, we had non-refundable deposits of $5.3 million in the form of cash and $3.4 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation may also include certain costs we are required to reimburse the seller. At June 30, 2009, the total purchase price for lots under option was approximately $241 million.

At June 30, 2009, we had outstanding performance bonds and letters of credit totaling approximately $133.5 million and $30.0 million, respectively, including $5.6 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We estimate that the costs to complete land development under our outstanding performance bonds and letters of credit are less than $20 million and we expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2009.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2008, except with respect to the following:

Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

As a homebuilder, we are subject to construction defect and home warranty claims, including moisture intrusion and related mold claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. In addition, the costs of insuring against construction defect and product liability claims can be high and the amount of coverage offered by insurance companies may be limited. If we are not able to obtain adequate insurance against these claims, we may incur additional expenses that would have a negative impact on our results of operations in future reporting periods. Additionally, changes in the facts and circumstances of our pending litigation matters could have a material impact on our results of operations and cash flows in future reporting periods.

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

The Company did not repurchase any shares during the second quarter of 2009. Additionally, there were no sales of unregistered equity securities during the second quarter of 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following are the results of the voting of shareowners at the Company’s Annual Meeting held on April 27, 2009:

A total of 43,289,551 shares out of the 46,786,269 shares outstanding and entitled to vote were represented in person or by proxy at the Annual Meeting.

Proposal One – Election of Directors

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

Proposal Two – Shareholder Proposal Regarding Chairman and CEO Positions

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,878,110	31,194,532	9,424	3,207,485

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal was rejected by 78% of the votes cast.

Proposal Three – To Approve the Selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm for the 2009 Fiscal Year

Votes For	Votes Against	Abstentions	Broker Non-Votes
43,183,546	103,414	2,590	0

Abstentions had the same effect as a vote against the proposal, while broker non-votes had no legal effect. Accordingly, the proposal passed by over 99% of the votes cast.

Item 5.	Other Information

On July 20, 2009, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 19, 2009 to shareowners of record on August 5, 2009.

On June 29, 2009, on the recommendation of the Corporate Governance/Nominating Committee of the Company’s Board of Directors (the “Board”), the Company increased the number of directors on the Board from seven to eight and appointed David Siegel as a Class II Director to fill the vacancy on the Board, with a term expiring in 2011. The Board determined that Mr. Siegel is independent under the rules of the New York Stock Exchange (the “NYSE”) and the Company’s categorical standards of independence and that, in the Board’s business judgment, Mr. Siegel is “financially literate” as provided in the rules of the NYSE. The addition of Mr. Siegel to the Board brings the number of independent members serving on the Board to six.

Mr. Siegel will be entitled to receive the same monthly retainer, meeting fees and annual grant of options as the other independent directors, as described under “2008 Director Compensation” in the Company’s proxy statement filed on March 2, 2009. Board committee memberships for Mr. Siegel will be determined at a later date.

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

Date: July 31, 2009	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Christopher M. Anderson
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