Form 10-Q
period 2009-09-30
MDC HOLDINGS INC
filed 2009-10-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, 46,972,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$1,448,875	$1,304,728
Marketable securities	151,260	54,864
Unsettled trades, net	2,133	57,687
Restricted cash	933	670
Receivables
Home sales receivables	14,283	17,104
Income taxes receivable	3,119	170,753
Other receivables	9,981	16,697
Mortgage loans held-for-sale, net	42,704	68,604
Inventories, net
Housing completed or under construction	325,257	415,500
Land and land under development	177,888	221,822
Property and equipment, net	37,721	38,343
Deferred tax asset, net of valuation allowance	-	-
Related party assets	28,839	28,627
Prepaid expenses and other assets, net	77,524	79,539

Total Assets	$2,320,517	$2,474,938

Liabilities
Accounts payable	$45,910	$28,793
Accrued liabilities	309,457	332,825
Mortgage repurchase facility	13,010	34,873
Senior notes, net	997,872	997,527

Total Liabilities	1,366,249	1,394,018

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,025,000 and 46,972,000 issued and outstanding, respectively, at September 30, 2009 and 46,715,000 and 46,666,000 issued and outstanding, respectively, at December 31, 2008	470	467
Additional paid-in-capital	799,215	788,207
Retained earnings	155,242	292,905
Treasury stock, at cost; 53,000 and 49,000 shares at September 30, 2009 and December 31, 2008, respectively	(659)	(659)

Total Stockholders’ Equity	954,268	1,080,920

Total Liabilities and Stockholders’ Equity	$2,320,517	$2,474,938

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Home sales revenue	$186,816	$336,744	$539,352	$1,074,629
Land sales revenue	9,414	15,850	13,986	56,699
Other revenue	6,996	10,107	21,086	30,573

Total Revenue	203,226	362,701	574,424	1,161,901

Costs and Expenses

Home cost of sales	151,596	285,367	445,039	937,947
Land cost of sales	9,433	14,775	12,274	49,559
Asset impairments, net	1,197	95,388	17,009	238,498
Marketing expenses	9,631	18,797	26,393	58,350
Commission expenses	6,808	12,297	20,119	40,389
General and administrative expenses	45,800	50,010	121,981	145,120
Other operating expenses	3,594	1,586	4,151	5,156
Related party expenses	5	3	14	13

Total Operating Costs and Expenses	228,064	478,223	646,980	1,475,032

Loss from Operations	(24,838)	(115,522)	(72,556)	(313,131)

Other income (expense)
Interest income	2,724	9,315	9,763	28,338
Interest expense	(9,760)	(10,775)	(29,338)	(10,985)
Other income	56	8	177	38

Loss before income taxes	(31,818)	(116,974)	(91,954)	(295,740)
(Provision for) benefit from income taxes, net	(230)	(997)	(10,529)	4,223

NET LOSS	$(32,048)	$(117,971)	$(102,483)	$(291,517)

LOSS PER SHARE
Basic	$(0.69)	$(2.55)	$(2.20)	$(6.32)

Diluted	$(0.69)	$(2.55)	$(2.20)	$(6.32)

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic	46,597	46,219	46,515	46,094

Diluted	46,597	46,219	46,515	46,094

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net loss	$(102,483)	$(291,517)
Adjustments to reconcile net loss to net cash provided by operating activities
Asset impairments, net	17,009	238,498
Deferred tax asset, net of valuation allowance	-	147,060
Amortization of deferred marketing costs	5,973	19,929
Write-offs of land option deposits and pre-acquisition costs	1,458	5,253
Depreciation and amortization of long-lived assets	4,155	6,931
Stock-based compensation expense	11,044	9,717
Excess tax benefits from stock-based compensation	-	(1,832)
Gain on sale of assets, net	(1,512)	(7,178)
Other non-cash expenses	7,093	1,934
Net changes in assets and liabilities:
Restricted cash	(263)	919
Home sales and other receivables	6,841	6,901
Income taxes receivable/payable	163,979	(60,793)
Mortgage loans held-for-sale, net	25,900	39,219
Housing completed or under construction	85,342	290,757
Land and land under development	34,353	147,008
Prepaid expenses and other assets, net	(10,439)	(43,118)
Accounts payable	17,117	(29,628)
Accrued liabilities	(21,061)	(51,711)

Net cash provided by operating activities	244,506	428,349

Investing Activities
Purchase of marketable securities	(175,356)	(94,767)
Maturity of marketable securities	78,960	-
Unsettled trade	-	(115,135)
Proceeds from redemption requests on unsettled trades	55,554	-
Purchase of property and equipment	(6,096)	(413)

Net cash used in investing activities	(46,938)	(210,315)

Financing Activities
Lines of credit - advances	-	125,273
Lines of credit - payments	-	(164,886)
Payment on mortgage repurchase facility	(63,164)	-
Advances on mortgage repurchase facility	41,301	-
Dividend payments	(35,180)	(34,735)
Proceeds from exercise of stock options	3,622	10,587
Excess tax benefits from stock-based compensation	-	1,832

Net cash used in financing activities	(53,421)	(61,929)

Net increase in cash and cash equivalents	144,147	156,105
Cash and cash equivalents
Beginning of period	1,304,728	1,004,763

End of period	$1,448,875	$1,160,868

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has evaluated subsequent events through October 30, 2009, the date the Unaudited Consolidated Financial Statements were filed with the SEC. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2009 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 10, 2009.

The Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2008 Annual Report on Form 10-K.

During the 2009 first quarter, the Company reclassified certain costs, primarily write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise, from general and administrative expenses to other operating expenses on the Consolidated Statements of Operations. Accordingly, the Company has reclassified $1.6 million and $5.2 million of write-offs of pre-acquisition costs and deposits during the three and nine months ended September 30, 2008, respectively, in order to conform to the current year’s presentation.

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

On September 16, 2008, the Company delivered a timely redemption request to The Reserve Funds to redeem its investment in The Reserve’s Primary money market fund. The Reserve announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. that day would be redeemed at $1.00 per share. Despite representations by The Reserve that the redemptions would be paid the same day as the redemption request, the amounts due to the Company were not distributed to the Company upon request of redemption. Accordingly, at September 30, 2009 and December 31, 2008, the Company has presented the amounts due from The Reserve as unsettled trades on the Consolidated Balance Sheets and has presented the settlement of its redemption request as a source of cash from investing activities in the Company’s Consolidated Statements of Cash Flows. At

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

September 30, 2009, the Company had $2.1 million of unsettled trades, net with The Reserve Primary Fund. While the Company believes that it made a timely redemption request to settle its investment in The Reserve Primary Fund on September 16, 2008, there are no assurances that the Company will ultimately receive the entire $2.1 million and, as such, the Company had a valuation allowance of $374,000 against the unsettled trade associated with its redemption request of The Reserve Primary Fund as of September 30, 2009 and December 31, 2008.

3.	Asset Impairment

The Company’s held-for-development and held-for-sale inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s held-for-sale inventories include inventory associated with subdivisions for which the Company intends to sell the assets in their current condition. At September 30, 2009 and December 31, 2008, the Company’s inventories on the Consolidated Balance Sheets included $10.0 million and $12.1 million, respectively, of held-for-sale inventory.

The Company evaluates its held-for-development and held-for-sale inventory for impairment at each quarter-end. The following table sets forth, by reportable segment, the asset impairments recorded during the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Land and Land Under Development (Held-for-Development)
West	$172	$33,539	$9,963	$72,303
Mountain	-	20,467	254	47,154
East	-	8,667	1,600	15,365
Other Homebuilding	359	41	376	1,906

Subtotal	531	62,714	12,193	136,728

Housing Completed or Under Construction (Held-for-Development)
West	111	10,115	3,387	43,288
Mountain	191	4,728	191	11,945
East	-	3,939	875	7,032
Other Homebuilding	270	1,844	537	3,941

Subtotal	572	20,626	4,990	66,206

Land and Land Under Development (Held-for-Sale)
West	-	5,604	(557)	20,330
Mountain	-	-	-	150
East	-	520	-	1,270
Other Homebuilding	-	1,356	-	5,024

Subtotal	-	7,480	(557)	26,774

Other Assets	94	4,568	383	8,790

Consolidated Asset Impairments	$1,197	$95,388	$17,009	$238,498

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The $1.1 million impairment of the Company’s held-for-development inventories during the three months ended September 30, 2009, primarily related to three communities, one in each of our West, Mountain and Other Homebuilding segments. The impairments resulted primarily from declines in the average selling price of homes in each of these communities. The decline in average selling price resulted from an effort to generate new home sales. During the nine months ended September 30, 2009, the Company recorded consolidated asset impairments of $17.0 million, primarily in its West segment. These impairments, of which $14.6 million were recorded during the 2009 first quarter, were concentrated in the Nevada market of the West segment and resulted from a significant decrease in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close-out phase.

The impairments of the Company’s held-for-development inventories incurred during the three and nine months ended September 30, 2008, primarily resulted from decreases in home sales prices and/or increases in home sales incentives offered as a result of: (1) lower home sales prices that were offered by the Company’s competitors; (2) efforts to maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) high levels of foreclosures; (4) affordability issues for new homes as homebuyers were experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments during the 2008 periods were significantly higher than impairments recorded in the Company’s other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appeared to be more pronounced than in the other homebuilding segments and, as a result, the Company generally experienced more significant reductions in its average selling prices of homes within these segments; and (2) the total homebuilding inventories for the West and Mountain segments comprised 36% and 37%, respectively, of the Company’s consolidated homebuilding inventories at September 30, 2008. The Company also believes that buyers of the Company’s homes in the West segment were largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing was impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes during 2008, particularly in the Company’s Utah market, where the demand for new homes has decreased from its peak during 2006.

During the three and nine months ended September 30, 2008, the Company recorded impairments of $7.5 million and $26.8 million, respectively, on its held-for-sale inventory, primarily in the West segment. The 2008 third quarter impairments, which related to approximately 450 lots in 8 subdivisions, primarily resulted from significant decreases in the fair market values of new homes being sold, as this caused corresponding declines in the fair market values of land available for sale. Also contributing to these impairments were decisions that the best use of these assets was to sell them in their current condition at fair values that were significantly below their current carrying value.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167, which is incorporated in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently reviewing the effect of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168, which is incorporated in ASC Topic 105, “Generally Accepted Accounting Principles,” identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted SFAS No. 168 in 2009 third quarter.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166, removes the concept of a qualifying special-purpose entity and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities. SFAS 166 determines whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. That determination must consider the transferor’s continuing involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of the transfer. SFAS 166 modifies the financial-components approach and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.

SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). If a transfer of financial assets does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. SFAS 166 requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

SFAS 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. The Company is currently evaluating the impact that SFAS 166 may have on its financial position, results of operations and cash flows.

5.	Fair Value Measurements

In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. The Company adopted ASC 820 for financial and non-financial instruments during the 2008 and 2009 first quarters, respectively. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations, or cash flow, the Company now is required to provide additional disclosures as part of its financial statements as set forth below.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable securities.  The Company classifies its marketable securities as held-to-maturity as it has both the ability and intent to hold these investments until their maturity date. Accordingly, the Company’s marketable securities are reported at amortized cost in the Consolidated Balance Sheets. At September 30, 2009, the Company’s marketable securities consisted primarily of: (1) debt securities, which may include, among others, United States government and government agency debt, corporate debt and bankers’ acceptances; and (2) deposit securities which may include, among others, certificates of deposit and time deposits. The following table shows the Company’s carrying value of its marketable securities at September 30, 2009, by both security type and maturity date as well as the estimated fair value for each security type (in thousands). The fair value of the Company’s marketable securities are based upon Level 1 fair value inputs.

	September 30, 2009
	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$43,228	$44,745
Debt securities - maturity 1 to 5 years	18,056	17,516
Deposit securities - maturity less than 1 year	54,945	54,872
Deposit securities - maturity 1 to 3 years	35,031	34,746

Total marketable securities	$151,260	$151,879

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2009, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2009 and December 31, 2008, the Company had $21.3 million and $47.0 million, respectively, in mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At September 30, 2009 and December 31, 2008, the Company had $21.0 million and $21.6 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded impairments during the current period and primarily relate to the Company’s housing completed or under construction and land and land under development. The following table sets forth the current carrying value (in thousands) of the Company’s inventory that was impaired at September 30, 2009. Accordingly, these carrying values represent the fair value of such inventory at September 30, 2009 and were based upon Level 3 fair value inputs.

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held-for- Development)	Total Fair Value of Impaired Inventory
West	$220	$1,598	$1,818
Mountain	-	1,320	1,320
East	-	-	-
Other Homebuilding	259	775	1,034

Consolidated	$479	$3,693	$4,172

Lines of Credit.  The Company’s lines of credit are at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

Senior Notes.  The estimated fair values of the senior notes in the following table are considered to be Level 2 fair value inputs pursuant to ASC 820 and are an estimated fair value of the bonds when compared with bonds in the homebuilding sector (in thousands).

	September 30, 2009
	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,413	$160,281
5 1/2% Senior Notes due 2013	349,617	357,581
5 3/8% Medium Term Senior Notes due 2014	249,063	239,963
5 3/8% Medium Term Senior Notes due 2015	249,779	237,959

Total	$997,872	$995,784

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At September 30, 2009, the Company had $179.8 million in interest rate lock commitments and $124.5 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and nine months ended September 30, 2009 and 2008.

7.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	September 30, 2009	December 31, 2008
Accrued liabilities
FIN 48 income tax liability	$64,680	$63,404
Warranty reserves	61,340	89,318
Insurance reserves	56,694	59,171
Accrued compensation and related expenses	21,178	22,245
Accrued interest payable	19,391	12,822
Land development and home construction accruals	17,681	22,941
Accrued executive deferred compensation	17,091	15,254
Legal reserves	9,975	7,575
Loan loss reserves	9,348	1,142
Customer and escrow deposits	7,322	4,820
Other accrued liabilities	24,757	34,133

Total accrued liabilities	$309,457	$332,825

8.	Loss Per Share

For purposes of calculating loss per share (“EPS”), a company that has multiple classes of securities (for example, unvested restricted stock that has nonforfeitable dividend rights and

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

outstanding shares of common stock) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings between the multiple classes of securities that effectively treats each class of security as having rights to earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive dividends. Currently, the Company has two classes of securities, which consist of shareholders of common stock and shareholders of unvested restricted stock. However, since the Company incurred a net loss for the three and nine months ended September 30, 2009 and 2008, the Company has excluded unvested restricted stock from its calculation of basic earnings per share because inclusion of this class of stock would be anti-dilutive and would decrease basic loss per share. Similarly, since the Company incurred a net loss for the three and nine months ended September 30, 2009 and 2008, the Company has not presented distributed and undistributed losses per share in accordance with the two-class method since that information would not be meaningful.

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options. Diluted EPS for the three and nine months ended September 30, 2009 and 2008 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares during the three and nine months ended September 30, 2009, and 0.5 million and 0.6 million shares during the three and nine months ended September 30, 2008, respectively.

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and Diluted Loss Per Share
Net loss	$(32,048)	$(117,971)	$(102,483)	$(291,517)

Weighted-average shares outstanding	46,597	46,219	46,515	46,094

Per share amounts	$(0.69)	$(2.55)	$(2.20)	$(6.32)

9.	Interest Activity

The Company capitalizes interest on its senior notes and Homebuilding Line (as defined below) associated with its “qualifying assets.” The Company has determined that inventory is a qualifying asset during the period of active development and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company’s qualifying assets have decreased significantly during 2008 and 2009 as a result of the significant decrease in inventory levels. As a result, the Company expensed $9.7 million and $29.1 million of interest that was incurred during the three and nine months ended September 30, 2009 that could not be capitalized. The Company

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

expensed $10.7 million of interest incurred during both the three and nine months ended September 30, 2008 that could not be capitalized. Interest incurred on the senior notes or Homebuilding Line that is not capitalized and interest expense on the Mortgage Repurchase Facility (as defined below) are included in other income (expense) in the Consolidated Statements of Operations. Interest activity is shown below (in thousands).

	Three Months Ended September, 30		Nine Months Ended September, 30
	2009	2008	2009	2008
Total Interest Incurred
Corporate and homebuilding segments	$14,482	$14,475	$43,430	$43,392
Financial Services and Other	88	49	262	259

Total interest incurred	$14,570	$14,524	$43,692	$43,651

Total Interest Capitalized
Interest capitalized, beginning of period	$32,089	$49,674	$39,239	$53,487
Interest capitalized, net of interest expense	4,810	3,749	14,354	32,666
Previously capitalized interest included in home cost of sales	(7,142)	(9,689)	(23,836)	(42,419)

Interest capitalized, end of period	$29,757	$43,734	$29,757	$43,734

10.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During 2008 and continuing into the first nine months of 2009, the Company experienced significant downward trends in the amount of warranty payments incurred on its previously closed homes. Because the Company’s warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing downward trend in warranty payments have significantly impacted the Company’s warranty reserves during 2009. As a result of the significant decline in warranty payments incurred on previously closed homes, the Company recorded adjustments of $3.7 million and $18.3 million during the three and nine months ended September 30, 2009, respectively, to reduce its warranty reserves for previously closed homes. Additionally, during the 2009 third quarter, the Company reached a settlement of a construction defect claim in the Nevada market of the West segment. As a result of this settlement, the costs of which have been paid by insurance providers, the Company released $7.1 million of warranty reserves that were established during previous reporting periods for these construction defect claims. The foregoing warranty reserve adjustments were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations.

During the 2008 third quarter, the Company recorded decreases totaling $3.2 million to its warranty reserve, which reduced the Company’s home cost of sales, primarily resulting from

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

significant declines in the amount of warranty payments made during 2008. During the first nine months of 2008, the Company recorded adjustments to decrease its warranty reserve totaling $15.1 million. This decrease primarily resulted from adjustments totaling $11.6 million to reduce its warranty reserve resulting from the significant declines in the amount of warranty payments made during the nine months ended September 30, 2008. Also, during the first nine months of 2008, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had been recorded to the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the nine months ended September 30, 2008.

The following table summarizes the warranty reserve activity for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty reserve balance at beginning of period	$73,552	$96,431	$89,318	$109,118
Warranty expense provisions	1,576	3,208	4,922	9,977
Warranty cash payments	(2,974)	(3,096)	(7,539)	(10,641)
Warranty reserve adjustments	(10,814)	(3,163)	(25,361)	(15,074)

Warranty reserve balance at end of period	$61,340	$93,380	$61,340	$93,380

11.	Insurance Reserves

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Insurance reserve balance at beginning of period	$59,395	$59,649	$59,171	$57,475
Insurance expense provisions	776	1,406	2,603	4,521
Insurance cash payments	(2,534)	(2,444)	(3,130)	(4,080)
Insurance reserve adjustments	(943)	(318)	(1,950)	377

Insurance reserve balance at end of period	$56,694	$58,293	$56,694	$58,293

12.	Information on Business Segments

The Company’s operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

The Company has identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Homebuilding
West	$94,079	$194,750	$250,519	$639,066
Mountain	61,945	72,565	163,720	230,452
East	33,033	61,950	113,004	192,796
Other Homebuilding	10,909	28,829	37,709	84,918

Total Homebuilding	199,966	358,094	564,952	1,147,232
Financial Services and Other	6,578	8,497	19,147	25,341
Corporate	-	173	50	550
Intercompany adjustments	(3,318)	(4,063)	(9,725)	(11,222)

Consolidated	$203,226	$362,701	$574,424	$1,161,901

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Loss) Income Before Income Taxes
Homebuilding
West	$6,037	$(47,741)	$5,809	$(142,723)
Mountain	(1,681)	(30,085)	(8,800)	(80,720)
East	(1,707)	(17,444)	(8,704)	(32,523)
Other Homebuilding	(2,724)	(3,798)	(4,232)	(14,850)

Total Homebuilding	(75)	(99,068)	(15,927)	(270,816)
Financial Services and Other	(4,344)	3,414	(108)	8,119
Corporate	(27,399)	(21,320)	(75,919)	(33,043)

Consolidated	$(31,818)	$(116,974)	$(91,954)	$(295,740)

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

	September 30, 2009	December 31, 2008
Homebuilding
West	$204,146	$255,652
Mountain	245,639	288,221
East	115,466	151,367
Other Homebuilding	24,569	38,179

Total Homebuilding	589,820	733,419
Financial Services and Other	116,629	139,569
Corporate	1,660,025	1,647,907
Intercompany adjustments	(45,957)	(45,957)

Consolidated	$2,320,517	$2,474,938

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Homebuilding
West	$1,388	$5,800	$3,905	$17,476
Mountain	678	712	1,880	2,395
East	373	1,030	1,319	2,539
Other Homebuilding	79	322	259	1,184

Total Homebuilding	2,518	7,864	7,363	23,594
Financial Services and Other	169	189	555	573
Corporate	717	849	2,210	2,693

Consolidated	$3,404	$8,902	$10,128	$26,860

13.	Commitments and Contingencies

The Company is often required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2009, the Company had issued and outstanding performance bonds and letters of credit totaling $122.4 million and $27.7 million, respectively, including $4.4 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s loan sale agreements pursuant to which mortgage loans are sold to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods loans; and (3) historical loss experience. As noted in reports in the mortgage loan industry during the 2009 third quarter, mortgage performance continued to deteriorate as evidenced by significant year-over-year increases in delinquency rates. Additionally, foreclosures and foreclosures in process have increased substantially. Similarly, HomeAmerican has experienced an increase in the number and magnitude of claims to repurchase previously sold mortgage loans. Accordingly, the Company increased its estimated mortgage loan loss reserve by $7.3 million during the 2009 third quarter. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

14.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments which has a maturity date of March 21, 2011. Effective September 16, 2009, the aggregate commitment under the Homebuilding Line was reduced from $800 million to $100 million (the “Commitment”) and the aggregate sublimit for letters of credit was reduced from $300 million to $100 million. The Commitment and sublimit for letters of credit were reduced as the Company believes that it does not need the full borrowing capacity of the Homebuilding Line to meet its liquidity needs and that it will be able to fund its homebuilding operations through its existing cash and investment resources.

Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit rating and leverage ratio. At September 30, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $22.6 million and $26.6 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of the Company’s borrowing capacity under the permitted leverage ratio. Additionally, while the Company’s borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact its ability to issue letters of credit up to the limits specified in the Homebuilding Line.

Mortgage Lending.  As of September 30, 2009 HomeAmerican had a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that were parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provided liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a maximum aggregate commitment of $100 million, now reduced to $70 million, and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility was set to expire on November 11, 2009 but now has been extended, with an expiration date of October 28, 2010. Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility). At September 30, 2009 and December 31, 2008, the Company had $13.0 million and $34.9 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at September 30, 2009 and December 31, 2008, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported under the mortgage repurchase facility in the Consolidated Balance Sheets.

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

General.  The agreements for the Company’s Homebuilding Line and HomeAmerican’s Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with the requirements of its Homebuilding Line, and it is not aware of any violations of its Homebuilding Line covenants. As further discussed below, HomeAmerican was not in compliance with one of the covenants on its Mortgage Repurchase Facility as of September 30, 2009; however, as subsequently modified (retroactively effective to September 30, 2009) HomeAmerican is in compliance with the covenant.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

During the 2009 third quarter, HomeAmerican increased its mortgage loan loss reserves and, as a result, it did not meet the Adjusted Net Income covenant as of September 30, 2009. On October 29, 2009, HomeAmerican amended its Mortgage Repurchase Facility and decreased the maximum aggregate commitment from $100 million to $70 million. Additionally, HomeAmerican revised certain covenants under the Mortgage Repurchase Facility, effective retroactively to September 30, 2009, as follows: (1) revised the Adjusted Net Income covenant to exclude $6.0 million of expense associated with certain mortgage loan loss charges; (2) increased the Adjusted Tangible Net Worth covenant from $15.0 million to $18.0 million; (3) decreased the Adjusted Tangible Net Worth Ratio from 12.5 : 1.0 to 8.0 : 1.0; and (4) increased the minimum Liquidity requirement from $5.0 million to $8.0 million. Under the Mortgage Repurchase Facility as amended on October 29, 2009 HomeAmerican’s Adjusted Net Income as of September 30, 2009 was $5.7 million. Accordingly, with the amendment of the Mortgage Repurchase Facility on October 29, 2009, the Company is in compliance with the covenants under the Mortgage Repurchase Facility agreement.

The Company’s senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The Company’s debt obligations at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009	December 31, 2008
7% Senior Notes due 2012	$149,413	$149,282
5 1/2% Senior Notes due 2013	349,617	349,543
5 3/8% Medium-Term Senior Notes due 2014	249,063	248,947
5 3/8% Medium-Term Senior Notes due 2015	249,779	249,755

Total Senior Notes, net	$997,872	$997,527

Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	997,872	997,527
Mortgage repurchase facility	13,010	34,873

Total Debt	$1,010,882	$1,032,400

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

15.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. The Company’s overall effective income tax rates were -0.7% and -11.5% during the three and nine months ended September 30, 2009, respectively, and -0.9% and 1.4% during the three and nine months September 30, 2008, respectively. The change in the effective tax rates during the nine months ended September 30, 2009, compared with the same period during 2008, resulted primarily from the recording of a $9.7 million income tax expense related to an IRS examination of the Company’s 2008 net operating loss carryback to 2006 and the inability to carry back any net operating losses at September 30, 2009. The $9.7 million income tax expense resulted from a 2006 alternative minimum tax liability associated with the Company’s 2008 net operating loss carryback, which should have been recorded during 2008.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. During the three and nine months ended September 30, 2009, there have been no material changes in the Company’s liability for unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at September 30, 2009 (per the table below) resulted primarily from an increase in the Company’s federal net operating loss carry forward offset by a decrease in the Company’s asset impairment charges.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $339.1 million and $294.3 million at September 30, 2009 and December 31, 2008, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws (currently 2 and 20 years, respectively). The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	September 30, 2009	December 31, 2008
Deferred tax assets
Asset impairment charges	$147,824	$197,670
Federal net operating loss carryforward	86,313	5,638
Warranty, litigation and other reserves	37,719	45,619
State net operating loss carryforward	29,415	22,426
Stock-based compensation expense	16,760	13,758
Alternative minimum tax credit carryforward	9,679	-
Accrued liabilities	9,075	9,661
Inventory, additional costs capitalized for tax purposes	8,765	5,951
Property, equipment and other assets, net	3,435	3,826
Charitable contribution carryforward	542	542
Deferred revenue	344	792

Total deferred tax assets	349,871	305,883
Valuation allowance	(339,073)	(294,269)

Total deferred tax assets, net of valuation allowance	10,798	11,614

Deferred tax liabilities
Deferred revenue	5,377	6,024
Inventory, additional costs capitalized for financial statement purposes	697	722
Accrued liabilities	564	709
Other, net	4,160	4,159

Total deferred tax liabilities	10,798	11,614

Net deferred tax asset	$-	$-

16.	Supplemental Guarantor Information

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,423,477	$3,456	$21,942	$-	$1,448,875
Marketable securities	151,260	-	-	-	151,260
Unsettled trades, net	2,133	-	-	-	2,133
Restricted cash	-	933	-	-	933
Receivables	6,831	18,421	48,088	(45,957)	27,383
Mortgage loans held-for-sale, net	-	-	42,704	-	42,704
Inventories, net
Housing completed or under construction	-	325,257	-	-	325,257
Land and land under development	-	177,888	-	-	177,888
Investment in subsidiaries	79,208	-	-	(79,208)	-
Other assets, net	77,038	61,964	5,082	-	144,084

Total Assets	$1,739,947	$587,919	$117,816	$(125,165)	$2,320,517

LIABILITIES
Accounts payable	$47,929	$43,354	$584	$(45,957)	$45,910
Accrued liabilities	140,566	99,472	69,419	-	309,457
Advances and notes payable to parent and subsidiaries	(400,688)	412,363	(11,675)	-	-
Mortgage repurchase facility	-	-	13,010	-	13,010
Senior notes, net	997,872	-	-	-	997,872

Total Liabilities	785,679	555,189	71,338	(45,957)	1,366,249

STOCKHOLDERS’ EQUITY	954,268	32,730	46,478	(79,208)	954,268

Total Liabilities and Stockholders’ Equity	$1,739,947	$587,919	$117,816	$(125,165)	$2,320,517

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$190,134	$-	$(3,318)	$186,816
Land sales and other revenue	-	9,826	6,584	-	16,410
Equity in (loss) income of subsidiaries	3,445	-	-	(3,445)	-

Total Revenue	3,445	199,960	6,584	(6,763)	203,226

COSTS AND EXPENSES
Home cost of sales	-	154,915	(1)	(3,318)	151,596
Asset impairments, net	-	1,197	-	-	1,197
Marketing and commission expenses	-	16,439	-	-	16,439
General and administrative and other expenses	19,736	27,803	11,293	-	58,832

Total Operating Costs and Expenses	19,736	200,354	11,292	(3,318)	228,064

(Loss) income from Operations	(16,291)	(394)	(4,708)	(3,445)	(24,838)
Other income (expense)	(7,480)	117	383	-	(6,980)

(Loss) income before income taxes	(23,771)	(277)	(4,325)	(3,445)	(31,818)
Provision for income taxes	(8,277)	6,440	1,607	-	(230)

NET (LOSS) INCOME	$(32,048)	$6,163	$(2,718)	$(3,445)	$(32,048)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$340,807	$-	$(4,063)	$336,744
Land sales and other revenue	171	17,290	8,496	-	25,957
Equity in (loss) income of subsidiaries	(98,218)	-	-	98,218	-

Total Revenue	(98,047)	358,097	8,496	94,155	362,701

COSTS AND EXPENSES
Home cost of sales	-	289,455	(25)	(4,063)	285,367
Asset impairments	1,383	94,005	-	-	95,388
Marketing and commission expenses	-	31,094	-	-	31,094
General and administrative and other expenses	17,227	43,087	6,060	-	66,374

Total Operating Costs and Expenses	18,610	457,641	6,035	(4,063)	478,223

(Loss) income from Operations	(116,657)	(99,544)	2,461	98,218	(115,522)
Other income (expense)	(2,880)	378	1,050	-	(1,452)

(Loss) income before income taxes	(119,537)	(99,166)	3,511	98,218	(116,974)
Benefit from (provision for) income taxes	1,566	(1,191)	(1,372)	-	(997)

NET (LOSS) INCOME	$(117,971)	$(100,357)	$2,139	$98,218	$(117,971)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$549,077	$-	$(9,725)	$539,352
Land sales and other revenue	50	15,869	19,153	-	35,072
Equity in (loss) income of subsidiaries	(18,659)	-	-	18,659	-

Total Revenue	(18,609)	564,946	19,153	8,934	574,424

COSTS AND EXPENSES
Home cost of sales	-	454,771	(7)	(9,725)	445,039
Asset impairments, net	-	17,009	-	-	17,009
Marketing and commission expenses	-	46,512	-	-	46,512
General and administrative and other expenses	54,558	63,293	20,569	-	138,420

Total Operating Costs and Expenses	54,558	581,585	20,562	(9,725)	646,980

(Loss) income from Operations	(73,167)	(16,639)	(1,409)	18,659	(72,556)
Other income (expense)	(20,845)	97	1,350	-	(19,398)

(Loss) income before income taxes	(94,012)	(16,542)	(59)	18,659	(91,954)
Provision for income taxes	(8,471)	(1,903)	(155)	-	(10,529)

NET (LOSS) INCOME	$(102,483)	$(18,445)	$(214)	$18,659	$(102,483)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$1,085,851	$-	$(11,222)	$1,074,629
Land sales and other revenue	548	61,383	25,341	-	87,272
Equity in (loss) income of subsidiaries	(262,029)	-	-	262,029	-

Total Revenue	(261,481)	1,147,234	25,341	250,807	1,161,901

COSTS AND EXPENSES
Home cost of sales	-	949,305	(136)	(11,222)	937,947
Asset impairments	1,383	237,115	-	-	238,498
Marketing and commission expenses	-	98,739	-	-	98,739
General and administrative and other expenses	45,874	133,958	20,016	-	199,848

Total Operating Costs and Expenses	47,257	1,419,117	19,880	(11,222)	1,475,032

(Loss) income from Operations	(308,738)	(271,883)	5,461	262,029	(313,131)
Other income (expense)	13,667	746	2,978	-	17,391

(Loss) income before income taxes	(295,071)	(271,137)	8,439	262,029	(295,740)
Benefit from (provision for) income taxes	3,554	3,796	(3,127)	-	4,223

NET (LOSS) INCOME	$(291,517)	$(267,341)	$5,312	$262,029	$(291,517)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$90,070	$107,113	$28,714	$18,609	$244,506

Net cash provided by (used in) investing activities	(46,892)	(46)	-	-	(46,938)

Financing activities
Payments from (advances to) subsidiaries	132,173	(107,147)	(6,417)	(18,609)	-
Mortgage repurchase facility, net	-	-	(21,863)	-	(21,863)
Dividend payments	(35,180)	-	-	-	(35,180)
Proceeds from exercise of stock options	3,622	-	-	-	3,622
Excess tax benefit from stock- based compensation	-	-	-	-	-

Net cash provided by (used in) financing activities	100,615	(107,147)	(28,280)	(18,609)	(53,421)

Net increase (decrease) in cash and cash equivalents	143,793	(80)	434	-	144,147
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,423,477	$3,456	$21,942	$-	$1,448,875

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(342,656)	$460,689	$48,287	$262,029	$428,349

Net cash used in investing activities	(210,014)	(301)	-	-	(210,315)

Financing activities
Payments from (advances to) subsidiaries	733,229	(461,219)	(9,981)	(262,029)	-
Lines of credits
Advances	-	-	125,273	-	125,273
Principal payments	-	-	(164,886)	-	(164,886)
Dividend payments	(34,735)	-	-	-	(34,735)
Proceeds from exercise of stock options	10,587	-	-	-	10,587
Excess tax benefit from stock- based compensation	1,832	-	-	-	1,832

Net cash provided by (used in) financing activities	710,913	(461,219)	(49,594)	(262,029)	(61,929)

Net increase (decrease) in cash and cash equivalents	158,243	(831)	(1,307)	-	156,105
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	-	1,004,763

End of period	$1,139,018	$2,274	$19,576	$-	$1,160,868

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada, Virginia and West Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily many of our homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year through June 30, 2009. Effective July 1, 2009, the aggregate limits are $50,000 per occurrence, subject to various aggregate limits, not to exceed $6.0 million per year.

EXECUTIVE SUMMARY

During the 2009 third quarter, our homebuilding operations experienced improved net orders for homes in each homebuilding segment and increased number of homes in Backlog (as defined below), compared to the 2008 third quarter. Contributing to the increase in net sales in the 2009 third quarter was a sales program, which focused on offering low mortgage interest rates and the impending expiration of the federal homebuyer tax credit. This represents the second consecutive quarter in which our net orders for homes have improved compared to the same quarter during 2008. Despite these results, the homebuilding and mortgage lending industries continued to be extremely challenging during the first nine months of 2009. The continued recession in the United States economy, high unemployment levels, and continued high levels of distressed foreclosures and resale home inventories, together with strong competition for new home sales, all impacted our financial and operating results during the 2009 third quarter and first nine months. Additionally, despite the increased affordability of new housing products, low interest rates and the availability of various federal and local tax credits or incentives, economic conditions continued to create uncertainty in the timing, strength and sustainability of any recovery in the new home sales market. As a result of these conditions, we continued to experience downward pressure on the average selling prices of our closed homes and homes in Backlog from September 30, 2008 and continued declines in home closing levels for each of our homebuilding segments during the three and nine months ended September 30, 2009. We continue to believe that stability in the credit and capital markets and an eventual renewal of confidence in the United States and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. While the United States government has responded by taking steps in an attempt to stabilize the banking system and financial markets, the future impact of these measures and other legislation or proposed legislation on the financial markets, and the timing of a turnaround in the homebuilding industry, remains unclear. See “Forward-Looking Statements” above.

The economic conditions outlined above continued to have a significant negative impact on our results of operations during the 2009 third quarter. As a consequence, we continued to incur losses from operations during the 2009 third quarter and first nine months, albeit at lower levels than during the 2008 periods. We incurred losses from operations of $24.8 million and $115.5 million during the three months ended September 30, 2009 and 2008, respectively. Impacting the financial results during the 2009 and 2008 third quarters were asset impairments of $1.2 million and $95.4 million, respectively, and adjustments to reduce our warranty reserves of $10.8 million and $3.2 million, respectively. We incurred losses from operations of $72.6 million and $313.1 million during the nine months ended September 30, 2009 and 2008, respectively. Impacting these financial results were asset impairments of $17.0 million and $238.5 million during the nine months ended September 30, 2009 and 2008, respectively, and adjustments to reduce our warranty reserves by $25.4 million and $15.1 million, respectively.

Recognizing the challenges presented by the sustained downturn in the homebuilding and mortgage lending businesses, during the first nine months of 2009, our management focused on the following:

•	Strengthening our sales and marketing organization with training, new hires and special sales promotions, in an effort to improve sales velocity;

•	Continuing to evaluate potential opportunities to purchase land either through lot option contracts, bulk purchases or other viable means;

•

Managing our inventory levels by selling finished spec and model homes and deploying capital to build limited supplies of new, more affordable inventory with the requirement that the construction of these homes stops at drywall;

•	Focusing on re-designing our home floor plans in an effort to produce housing that is smaller and more affordable to the customer and more cost-effective for the Company to build;

•

Continuing to execute on our Company-wide multi-year initiative focused on streamlining our processes and business practices for increased efficiency and to seek standardized business practices nationwide; and

•

Closely monitoring our general and administrative expenses and sales and marketing expenses, which resulted in continued declines in our general and administrative expenses during the three and nine months ended September 30, 2009.

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

Litigation Reserves.  The Company and certain of its subsidiaries have been named as defendants in various cases arising in the normal course of business. These cases relate primarily to construction defects, product liability and personal injury claims. We have reserved for estimated exposure with respect to these cases based upon currently available information on each case. Due to uncertainties in the estimation process, actual results may differ from those estimates. At September 30, 2009 and December 31, 2008, we had legal reserves of $10.0 million and $7.6 million, respectively. We continue to evaluate litigation reserves and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to change materially in the future. However, significant changes in facts and circumstances of our pending legal cases could have a material impact on our results of operations.

Segment Reporting.  The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers as three key executives—the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer.

We have identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to manage the construction and sale of homes. In making the determination of whether or not our markets demonstrate similar economic characteristics, we review, among other things, actual and trending Home Gross Margins (as defined below) for homes closed within each market and forecasted Home Gross Margins. Accordingly, we may be required to reclassify our reportable segments if markets that currently are being aggregated do not continue to demonstrate similar economic characteristics.

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

We recognize revenue from home closings and land sales when: (1) the closing has occurred; (2) title has passed to the buyer; (3) possession and other attributes of ownership have been transferred to the buyer; (4) we are not obligated to perform significant additional activities after closing and delivery; and (5) the buyer demonstrates a commitment to pay for the property through an adequate initial and continuing investment (i.e. down payments generally ranging from 5% to 20% except for FHA or VA government insured programs). The buyer’s initial investment shall include: (1) cash paid as a down payment; (2) the buyer’s notes supported by irrevocable letters of credit; (3) payments made by the buyer to third-parties to reduce existing indebtedness on the property; and (4) other amounts paid by the buyer that are part of the sales value of the property.

We utilize the installment method of accounting for home closings if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment requirement. Accordingly, the corresponding Operating Profit is deferred by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, we recognize such loss at the time the home is closed.

Our mortgage loans generally are sold to third-party purchasers with anti-fraud, warranty and limited early payment default provisions. Accordingly, a sale of a homebuyer mortgage loan has occurred when the following criteria have been met: (1) the payment from the third-party purchaser is not subject to future subordination; (2) we have transferred all the usual risks and rewards of ownership that is in substance a sale; and (3) we do not have a substantial continuing involvement with the mortgage loan. Factors that we consider in assessing whether a sale of a mortgage loan has occurred include, among other things: (1) the recourse, if any, to HomeAmerican for credit and interest rate risk; (2) the right or obligation, if any, of HomeAmerican to repurchase the loan; and (3) the control HomeAmerican retains, or is perceived to retain, over the administration of the loan post-closing.

Revenue from the sale of mortgage loan servicing is recognized upon the exchange of consideration for the mortgage loans and related servicing rights between the Company and the third-party. Prior to January 1, 2008, we deferred the application and origination fees, net of costs, and recognized them as revenue, along with the associated gains or losses on the sale of the mortgage loans and related servicing rights, when the mortgage loans were sold to third-party purchasers. The revenue recognized was reduced by the estimated fair value of any related guarantee provisions provided to the third-party purchaser, which was determined by the amount at which the liability could be bought in a current transaction between willing parties. The fair value of the guarantee provisions was recognized in revenue when the Company was released from its obligation under the terms of the loan sale agreements.

In February 2007, the FASB issued ASC Topic 825 “Financial Instruments” (“ASC 825”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. On January 1, 2008, we elected to measure mortgage loans held-for-sale originated on or after January 1, 2008 at fair value. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. We adopted ASC 825 during the 2008 first quarter, and it did not have a material impact on our financial position, results of operations or cash flows upon adoption.

KEY HOMEBUILDING MEASURES

The table below sets forth information relating to orders for homes.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
Orders For Homes, net (units)
Arizona	227	216	11	5%	599	792	(193)	-24%
California	75	87	(12)	-14%	262	394	(132)	-34%
Nevada	214	111	103	93%	462	487	(25)	-5%

West	516	414	102	25%	1,323	1,673	(350)	-21%

Colorado	197	105	92	88%	537	385	152	39%
Utah	102	17	85	500%	229	105	124	118%

Mountain	299	122	177	145%	766	490	276	56%

Delaware Valley	13	20	(7)	-35%	46	56	(10)	-18%
Maryland	53	25	28	112%	144	112	32	29%
Virginia	61	40	21	53%	178	152	26	17%

East	127	85	42	49%	368	320	48	15%

Florida	71	33	38	115%	193	215	(22)	-10%
Illinois	3	13	(10)	-77%	19	26	(7)	-27%

Other Homebuilding	74	46	28	61%	212	241	(29)	-12%

Total	1,016	667	349	52%	2,669	2,724	(55)	-2%

Estimated Value of Orders for Homes, net (dollars in thousands)	$272,000	$182,000	$90,000	49%	$752,000	$785,000	$(33,000)	-4%
Estimated Average Selling Price of Order for Homes, net (dollars in thousands)	$267.7	$272.9	$(5.2)	-2%	$281.8	$288.2	$(6.4)	-2%

Orders for Homes, net.  Net orders for homes increased during the three months ended September 30, 2009 for each of our homebuilding segments and for most of our markets. The improvement was due in part to continued declines in our Cancellation Rate (as defined below) during the 2009 third quarter, compared with same period in 2008, and a Company initiated sales program which focused on offering low mortgage interest rates and the impending expiration of the federal homebuyer tax credit. These factors also contributed to the improvement in the net orders for homes during the nine months ended September 30, 2009 in our Mountain and East segments. During the nine months ended September 30, 2009, we experienced decreases in the net orders for homes in each market of our West segment, primarily due to a 41% decrease in active subdivisions in this segment.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
Arizona	152	307	(155)	-50%	505	1,038	(533)	-51%
California	80	155	(75)	-48%	191	472	(281)	-60%
Nevada	106	210	(104)	-50%	294	639	(345)	-54%

West	338	672	(334)	-50%	990	2,149	(1,159)	-54%

Colorado	159	155	4	3%	363	443	(80)	-18%
Utah	40	54	(14)	-26%	136	214	(78)	-36%

Mountain	199	209	(10)	-5%	499	657	(158)	-24%

Delaware Valley	12	24	(12)	-50%	42	75	(33)	-44%
Maryland	25	55	(30)	-55%	90	150	(60)	-40%
Virginia	34	60	(26)	-43%	120	199	(79)	-40%

East	71	139	(68)	-49%	252	424	(172)	-41%

Florida	48	70	(22)	-31%	141	254	(113)	-44%
Illinois	3	26	(23)	-88%	22	60	(38)	-63%

Other Homebuilding	51	96	(45)	-47%	163	314	(151)	-48%

Total	659	1,116	(457)	-41%	1,904	3,544	(1,640)	-46%

Our home closings decreased during the three and nine months ended September 30, 2009 for most markets within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Factors contributing to the lower home closing levels during the three and nine months ended September 30, 2009 included, among other things: (1) high levels of competition for new home orders driven by builders that significantly cut new home sales prices; (2) difficulty confronted by homebuyers in qualifying for mortgage loans or providing sufficient down payments for mortgage loans for which they qualified; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	26.9%	17.8%	9.1%
Mountain	11.5%	11.1%	0.4%
East	14.1%	12.5%	1.6%
Other Homebuilding	6.5%	13.1%	-6.6%

Consolidated	18.9%	15.3%	3.6%

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	25.1%	14.6%	10.5%
Mountain	9.3%	7.7%	1.6%
East	14.2%	12.6%	1.6%
Other Homebuilding	9.8%	11.8%	-2.0%

Consolidated	17.5%	12.7%	4.8%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments in our warranty reserves. During the three and nine months ended September 30, 2009 and 2008, we experienced warranty adjustments in most of our homebuilding segments. These adjustments resulted primarily from a significant downward trend in the amount of warranty payments incurred on our previously closed homes. Because our warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing downward trend in warranty payments impacted the Company’s warranty reserves during 2009 and 2008. Additionally, the warranty adjustments during the 2009 periods were impacted as we reached a settlement of a construction defect claim in the Nevada market of the West segment. As a result of this settlement, the costs of which have been paid by insurance providers, the Company released $7.1 million of warranty reserves that were established during previous reporting periods specific for these construction defect claims.

The following table sets forth the warranty adjustments we recorded to home cost of sales during the three and nine months ended September 30, 2009 and 2008 by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
(Decrease) Increase to Home Cost of Sales
West	$(9,163)	$(4,042)	$(5,121)	127%
Mountain	(1,077)	942	(2,019)	-214%
East	(549)	(63)	(486)	771%
Other Homebuilding	(25)	-	(25)	N/A

Total	$(10,814)	$(3,163)	$(7,651)	242%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
West	$(21,586)	$(13,795)	$(7,791)	56%
Mountain	(523)	2,231	(2,754)	-123%
East	(2,539)	(63)	(2,476)	N/A
Other Homebuilding	(713)	-	(713)	N/A

Total Homebuilding	$(25,361)	$(11,627)	$(13,734)	118%

Also contributing to the increase in the Home Gross Margins during the 2009 third quarter was a reduction of approximately $10,000 in lot cost per closed home, primarily attributable to significant inventory impairments recorded during the 2008 fourth and the 2009 first quarter, which lowered the lot cost basis on the homes we closed during the 2009 third quarter. These positive adjustments were offset partially by the impact of decreases in the net selling prices of our homes during the three months ended September 30, 2009 in each market of our West segment. Home Gross Margins in our Mountain segment were impacted positively during the three months ended September 30, 2009 as we experienced a reduction of approximately $14,000 in the lot cost per closed home attributable to significant inventory impairments recorded during the 2008 fourth quarter. These impairments lowered the lot cost basis on the homes we closed during the 2009 third quarter. Also contributing to the increase in Home Gross Margins was a decrease of $14,000 in the home construction costs per closed home. These improvements were offset partially by declines in the average selling prices of closed homes.

Home Gross Margins in our East segment improved slightly during the 2009 third quarter primarily due to the warranty adjustment noted above. For our Other Homebuilding segment, Home Gross Margins during the three months ended September 30, 2009 decreased primarily due to an $11,000 increase in the lot cost per closed home and a $57,000 decrease in the average selling price of closed homes in this segment. These items more than offset a $46,000 decrease in the home cost of construction per closed home.

In our West segment, Home Gross Margins during the nine months ended September 30, 2009 were impacted positively by a reduction of $29,000 in lot cost per closed home, primarily attributable to significant inventory impairments recorded during 2008 and a decrease of $9,000 per closed home in home cost of construction. These items partially were offset by the impact of decreases of $39,800, $25,400 and $12,100 in the average selling prices of closed homes for Nevada, Arizona and California, respectively. Home Gross Margins in our Mountain segment increased slightly during the nine months ended September 30, 2009 as we experienced a reduction of $20,000 in the lot cost per closed home attributable to significant inventory impairments recorded during 2008. These improvements were offset partially by a $41,200 decline in the average selling prices of closed homes in the Utah market of this segment.

Home Gross Margins in our East segment were impacted positively during the nine months ended September 30, 2009. This improvement primarily resulted from the following: (1) a reduction of $25,000 in the lot cost per closed home attributable to significant inventory impairments recorded during 2008; and (2) increases in the average selling prices of closed homes of $31,100 and $8,700 in our Virginia and Delaware Valley markets. These items partially were offset by an increase of $23,000 in home cost of construction per closed home and a $53,900 decrease in the average selling price of closed homes in our Maryland market of this segment. For our Other Homebuilding segment, Home Gross Margins decreased primarily due to a $22,500 decline in the average selling price of closed homes for the Florida market of this segment.

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

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	September 30, 2009	December 31, 2008	September 30, 2008
Backlog (units)
Arizona	252	158	346
California	120	49	125
Nevada	221	53	155

West	593	260	626

Colorado	246	72	155
Utah	135	42	69

Mountain	381	114	224

Delaware Valley	31	27	38
Maryland	112	58	88
Virginia	94	36	53

East	237	121	179

Florida	87	35	86
Illinois	-	3	12

Other Homebuilding	87	38	98

Total	1,298	533	1,127

Backlog Estimated Sales Value	$383,000	$173,000	$364,000

Estimated Average Selling Price of Homes in Backlog	$295.1	$324.6	$323.0

We define “Backlog” as homes under contract but not yet delivered. Backlog in our Mountain, East and Other Homebuilding segments increased from September 30, 2008, primarily resulting from increased levels of net order for homes during the 2009 third quarter, compared with the same period during 2008. Additionally, while Backlog at September 30, 2009 was lower for our West segment, we did see improvements in the Nevada market of this segment. Contributing to the overall improvement in our September Backlog were significant efforts to increase traffic in our active subdivisions and generate sales through various advertising and sales promotions. This included a Company initiated sales program during the 2009 third quarter which focused on offering low mortgage interest rates and the impending expiration of the federal homebuyer tax credit.

The estimated Backlog sales value also increased from $364 million at September 30, 2008 to $383 million at September 30, 2009, due to the 15% increase in the number of homes in Backlog, partially offset by a 9% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	21%	40%	-19%
Mountain	24%	53%	-29%
East	27%	49%	-22%
Other Homebuilding	27%	58%	-31%

Consolidated	23%	46%	-23%

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008
Homebuilding
West	19%	40%	-21%
Mountain	24%	49%	-25%
East	27%	46%	-19%
Other Homebuilding	24%	47%	-23%

Consolidated	22%	43%	-21%

The Cancellation Rates in each of our segments significantly decreased during the three and nine months ended September 30, 2009. We believe the Cancellation Rates were lower due to a significant decline in the number of cancelled home orders from homebuyers who had difficulty in qualifying for mortgage loan financing, who were not able to sell their existing home or who had uncertainty in making a purchase of a new home. The Cancellation Rates also decreased, due, in part, to a decline in the volatility in the mortgage lending market during the three and nine months ended September 30, 2009, relative to the volatility experienced during the same periods in 2008.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	September 30, 2009	December 31, 2008	September 30, 2008
Arizona	30	44	52
California	5	18	17
Nevada	20	24	25

West	55	86	94

Colorado	41	49	49
Utah	17	22	24

Mountain	58	71	73

Delaware Valley	1	3	2
Maryland	8	11	12
Virginia	7	12	16

East	16	26	30

Florida	8	7	12
Illinois	-	1	2

Other Homebuilding	8	8	14

Total	137	191	211

Our active subdivisions have decreased for each of our homebuilding segments from September 30, 2008 and December 31, 2008 as the Company closed out certain subdivisions through the sale and closing of homes. Additionally, few subdivisions have been opened as we have limited our asset acquisitions during this homebuilding downcycle. However, during the 2009 third quarter, we did have an increase in the number of active subdivisions from June 30, 2009 in the Arizona and Nevada markets of the West segment.

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

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Arizona	$193.6	$206.2	$(12.6)	-6%
California	417.0	435.5	(18.5)	-4%
Colorado	317.3	346.4	(29.1)	-8%
Delaware Valley	429.5	395.5	34.0	9%
Florida	208.2	240.1	(31.9)	-13%
Illinois	294.0	351.7	(57.7)	-16%
Maryland	405.7	442.0	(36.3)	-8%
Nevada	204.6	243.3	(38.7)	-16%
Utah	283.1	331.4	(48.3)	-15%
Virginia	521.1	458.5	62.6	14%
Average	$283.5	$301.7	$(18.2)	-6%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Arizona	$194.8	$220.2	$(25.4)	-12%
California	410.3	422.4	(12.1)	-3%
Colorado	333.7	348.6	(14.9)	-4%
Delaware Valley	418.0	409.3	8.7	2%
Florida	217.9	240.4	(22.5)	-9%
Illinois	313.0	347.8	(34.8)	-10%
Maryland	405.4	459.3	(53.9)	-12%
Nevada	206.4	246.2	(39.8)	-16%
Utah	295.2	336.4	(41.2)	-12%
Virginia	490.6	459.5	31.1	7%
Average	$283.3	$303.2	$(19.9)	-7%

The average selling price of homes closed during the three and nine months ended September 30, 2009 decreased in most of our markets. These declines resulted in part from increased levels of incentives, reduced sales prices in response to lower demand for new homes, increased levels of competition in these markets and change in product mix as we closed smaller homes in certain markets, particularly California, Florida and Colorado. We experienced an increase in the average selling price of closed homes in our Virginia and Delaware Valley markets during the three and nine months ended September 30, 2009. These increases primarily related to changes in the size and style of our single-family detached homes that were closed during this period.

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine months ended September 30, 2009 with the three and nine months ended September 30, 2008.

Home Sales Revenue.  Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees. The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
West	$84,474	$181,921	$(97,447)	-54%
Mountain	61,772	71,589	(9,817)	-14%
East	33,015	61,347	(28,332)	-46%
Other Homebuilding	10,873	25,950	(15,077)	-58%

Total Homebuilding	190,134	340,807	(150,673)	-44%
Intercompany adjustments	(3,318)	(4,063)	745	18%

Consolidated	$186,816	$336,744	$(149,928)	-45%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
West	$237,406	$585,983	$(348,577)	-59%
Mountain	161,267	226,759	(65,492)	-29%
East	112,789	191,188	(78,399)	-41%
Other Homebuilding	37,615	81,921	(44,306)	-54%

Total Homebuilding	549,077	1,085,851	(536,774)	-49%
Intercompany adjustments	(9,725)	(11,222)	1,497	13%

Consolidated	$539,352	$1,074,629	$(535,277)	-50%

The decline in home sales revenue in our West segment during the three months ended September 30, 2009 primarily resulted from the following decreases: (1) $90.4 million due to closing 334 fewer homes; and (2) $7.0 million due to lower average selling prices for each market within this segment. In our Mountain segment, home sales revenue decreased $6.4 million due to decreases in the average selling price of closed homes within each market of this segment and $3.4 million due to closing 10 fewer homes during the 2009 third quarter. In our East segment, home sales revenue decreased $30.0 million due to closing 68 fewer homes, which was partially offset by a $1.7 million increase due to higher average selling prices in the Virginia and Delaware Valley markets of this segment. In our Other Homebuilding segment, home sales revenue was lower by $12.2 million due to closing 45 fewer homes and $2.9 million due to decreases in the average selling prices of closed homes for each market within this segment.

Home sales revenue during the nine months ended September 30, 2009 in our West segment decreased $316.0 million due to closing 1,159 fewer homes and $32.5 million due to lower average selling prices of closed homes for each market within this segment. In our Mountain segment, home sales revenue during the first nine months of 2009 was lower by $54.5 million due to closing 158 fewer homes and $11.0 million due to decreases in the average selling prices of closed homes in each market of this segment. Home sales revenue during the nine months ended September 30, 2009 in our East segment decreased by $77.6 million due to closing 172 fewer homes and decreased by $0.8 million due to a lower average selling price of closed homes in the Maryland market of this segment. In our Other Homebuilding segment, home sales revenue during the first nine months of 2009 was lower by $39.4 million due to closing 151 fewer homes and $4.9 million due to decreases in the average selling prices for each market within this segment.

Land Sales.  Land sales revenue was $9.4 million and $15.9 million during the three months ended September 30, 2009 and 2008, respectively. Land sales revenue during these periods primarily resulted from our sale of approximately 250 and 325 lots, respectively, in our West segment. Land sales revenue was $14.0 million and $56.7 million during the nine months ended September 30, 2009 and 2008, respectively. Land sales revenue during these periods primarily resulted from our sale of approximately 375 lots during the 2009 period, primarily in our West segment, and 1,625 lots in the 2008 period. The land sales during the nine months ended September 30, 2008 were in each of our homebuilding segments, and most notably in our West segment. The decrease in land sales revenue resulted from the decline in the number of land parcels we have to sell, compared to the 2008 period when we were actively looking to sell significantly more land.

Other Revenue.  Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties. Our broker origination fees primarily represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consist of forfeiture of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$4,670	$5,909	$(1,239)	-21%
Broker origination fees	45	325	(280)	-86%
Insurance revenue	1,501	1,911	(410)	-21%
Title and other revenue	780	1,962	(1,182)	-60%

Total other revenue	$6,996	$10,107	$(3,111)	-31%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$13,539	$17,430	$(3,891)	-22%
Broker origination fees	244	1,550	(1,306)	-84%
Insurance revenue	4,362	5,254	(892)	-17%
Title and other revenue	2,941	6,339	(3,398)	-54%

Total other revenue	$21,086	$30,573	$(9,487)	-31%

Other revenue was lower during the three months ended September 30, 2009, primarily resulting from decreases in gains on sales of mortgage loans, net, as we originated and sold fewer mortgage loans in connection with closing fewer homes during the 2009 third quarter, partially offset by a 130 basis point increase in our Capture Rate (as defined below). Also contributing to the decrease in total other revenue was a decline in title and other revenue, due to a decline in forfeited homebuyer deposits.

Other revenue was lower during the nine months ended September 30, 2009 primarily resulting from decreases in the following: (1) gains on sales of mortgage loans, net, and broker origination fees, as we originated and sold fewer mortgage loans in connection with closing fewer homes during the first nine months of 2009, partially offset by a 190 basis point increase in our Capture Rate; (2) title and other revenue, due to a decline in forfeited homebuyer deposits and fewer home closings for our American Home Title operations; and (3) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during the nine months ended September 30, 2009.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs, (both incurred and estimated to be incurred), warranty costs and finance and closing costs, including Closing Cost Incentives. Home cost of sales excludes expenses associated with commissions, amortization of deferred marketing costs and inventory impairment charges. However, while inventory impairment charges recorded during a reporting period do not impact home cost of sales, they do impact future home cost of sales as they lower the lot cost basis of the impaired inventory.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$61,737	$149,596	$(87,859)	-59%
Mountain	54,659	63,627	(8,968)	-14%
East	28,357	53,662	(25,305)	-47%
Other Homebuilding	10,161	22,545	(12,384)	-55%

Total Homebuilding	154,914	289,430	(134,516)	-46%
Intercompany adjustments	(3,318)	(4,063)	745	18%

Consolidated	$151,596	$285,367	$(133,771)	-47%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$177,764	$500,513	$(322,749)	-64%
Mountain	146,325	209,226	(62,901)	-30%
East	96,733	167,145	(70,412)	-42%
Other Homebuilding	33,942	72,285	(38,343)	-53%

Total Homebuilding	454,764	949,169	(494,405)	-52%
Intercompany adjustments	(9,725)	(11,222)	1,497	13%

Consolidated	$445,039	$937,947	$(492,908)	-53%

During the three months ended September 30, 2009, the decrease in our consolidated home cost of sales resulted primarily from the following: (1) $117 million associated with closing fewer homes in each of our homebuilding segments; and (2) $17 million associated with a decrease in home cost of sales per closed home. The decline in home cost of sales per closed home resulted in part from a $5 million decrease in lot costs per closed home, primarily attributable to inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory, and $7.7 million associated with adjustments to reduce our warranty reserves.

The decrease in our West segment during the three months ended September 30, 2009 primarily resulted from the following decreases: (1) approximately $74 million resulting from closing 334 fewer homes; and (2) $14 million associated with a decrease in lot cost per closed home, primarily resulting from adjustments to reduce our warranty reserves, $4.2 million associated with home construction costs and $3.3 million associated with lower lot costs resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory. In our Mountain segment, the decline during the three months ended September 30, 2009 primarily resulted from the following: (1) closing 10 fewer homes, which resulted in a $3.0 million decrease to home cost of sales; and (2) $5.9 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

The decrease in our East segment during the three months ended September 30, 2009 primarily resulted from closing 68 fewer homes, which resulted in a $26 million decrease to home cost of sales. The decrease in our Other Homebuilding segment during the three months ended September 30, 2009 primarily resulted from closing 45 fewer homes, which resulted in a $10.7 million decrease to home cost of sales.

During the nine months ended September 30, 2009, the decrease in our consolidated home cost of sale resulted primarily from the following: (1) $434 million associated with closing fewer homes in each of our homebuilding segments; and (2) $59 million from decreases in lot costs per closed home, primarily attributable to inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

The decrease in our West segment during the nine months ended September 30, 2009 primarily resulted from the following decreases: (1) $270 million resulting from closing 1,159 fewer homes; (2) $29 million associated with a decrease in the lot cost per closed home, primarily resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory; (3) $9 million associated with a decrease in home construction cost per closed home; and (4) $9 million associated with adjustments to reduce our warranty reserves. In our Mountain segment, the decline during the nine months ended September 30, 2009, primarily resulted from the following: (1) closing 158 fewer homes, which resulted in a $50 million decrease to home cost of sales; and (2) $10 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

In our East segment, the decline during the nine months ended September 30, 2009, primarily resulted from the following: (1) closing 172 fewer homes, which resulted in a $68 million decrease to home cost of sales; (2) $6 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory; and (3) $2.5 million associated with adjustments to reduce our warranty reserves. These items partially were offset by an increase in the home cost of construction per closed home, resulting in a $6 million increase to home cost of sales. The decrease in our Other Homebuilding segment during the nine months ended September 30, 2009, primarily resulted from: (1) closing 151 fewer homes, which resulted in an $35 million decrease to home cost of sales; and (2) $2 million associated with a decrease in the lot cost per closed home resulting from significant inventory impairments recorded during 2008, which lowered the lot cost basis of our inventory.

Land Cost of Sales.  Land cost of sales was $9.4 million and $14.8 million during the three months ended September 30, 2009 and 2008, respectively, and $12.3 million and $49.6 million during the nine months ended September 30, 2009 and 2008, respectively. The decrease in land cost of sales resulted from the decline in the number of land parcels we have to sell, compared to the 2008 period when we were actively looking to sell significantly more land.

Asset Impairments.  The following table sets forth, by reportable segment, the asset impairments recorded for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended September 30,		Change
	2009	2008
Land and Land Under Development (Held-for-Development)
West	$172	$33,539	$(33,367)
Mountain	-	20,467	(20,467)
East	-	8,667	(8,667)
Other Homebuilding	359	41	318

Subtotal	531	62,714	(62,183)

Housing Completed or Under Construction (Held-for-Development)
West	111	10,115	(10,004)
Mountain	191	4,728	(4,537)
East	-	3,939	(3,939)
Other Homebuilding	270	1,844	(1,574)

Subtotal	572	20,626	(20,054)

Land and Land Under Development (Held-for-Sale)
West	-	5,604	(5,604)
Mountain	-	-	-
East	-	520	(520)
Other Homebuilding	-	1,356	(1,356)

Subtotal	-	7,480	(7,480)

Other Assets	94	4,568	(4,474)

Consolidated Asset Impairments	$1,197	$95,388	$(94,191)

	Nine Months Ended September 30,		Change
	2009	2008
Land and Land Under Development (Held-for-Development)
West	$9,963	$72,303	$(62,340)
Mountain	254	47,154	(46,900)
East	1,600	15,365	(13,765)
Other Homebuilding	376	1,906	(1,530)

Subtotal	12,193	136,728	(124,535)

Housing Completed or Under Construction (Held-for-Development)
West	3,387	43,288	(39,901)
Mountain	191	11,945	(11,754)
East	875	7,032	(6,157)
Other Homebuilding	537	3,941	(3,404)

Subtotal	4,990	66,206	(61,216)

Land and Land Under Development (Held-for-Sale)
West	(557)	20,330	(20,887)
Mountain	-	150	(150)
East	-	1,270	(1,270)
Other Homebuilding	-	5,024	(5,024)

Subtotal	(557)	26,774	(27,331)

Other Assets	383	8,790	(8,407)

Consolidated Asset Impairments	$17,009	$238,498	$(221,489)

The impairment of our held-for-development inventories during the three months ended September 30, 2009, primarily related to three communities, one in each of our West, Mountain and Other Homebuilding segments. The impairments resulted primarily from declines in the average selling price of homes in each of these communities implemented in an effort to generate new home sales. During the nine months ended September 30, 2009, we recorded impairments of $17.0 million, primarily in the West segment. These impairments, of which $14.6 million were recorded during the 2009 first quarter, were concentrated in the Nevada market of the West segment and resulted from a significant decrease in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close out phase.

The impairments of our held-for-development inventories incurred during the three and nine months ended September 30, 2008, primarily resulted from decreases in home sales prices and increases in home sales incentives offered as a result of: (1) lower home sales prices that were offered by our competitors; (2) efforts to maintain homes in Backlog (defined as homes under contract but not yet delivered) until they close; (3) high levels of foreclosures; (4) affordability issues for new homes as homebuyers were experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase.

The impairments of held-for-development inventories in the West and Mountain segments during the 2008 periods were significantly higher than impairments recorded in our other homebuilding segments, primarily resulting from: (1) competition within the sub-markets of these segments appeared to be more pronounced than in the other homebuilding segments and, as a result, we generally experienced more significant reductions in its average selling prices of homes within these segments; and (2) the fact that the total homebuilding inventories for the West and Mountain segments comprised 36% and 37%, respectively, of our consolidated homebuilding inventories at September 30, 2008. We also believe that buyers of our homes in the West segment were largely comprised of entry level homebuyers, compared with a wider range of homebuyers in the other homebuilding segments and, as such, their ability to obtain suitable mortgage loan financing was impacted more adversely by the decreased availability of mortgage loan products, which contributed to the relatively higher impairments in this segment. Also contributing to the impairments in the Mountain segment was a more pronounced decline in demand for new homes during 2008, particularly in the Company’s Utah market, where the demand for new homes has decreased from its peak during 2006.

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

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last seven quarters, as well as the fair value of these inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter

	Held-for- Development	Held-for - Sale	Total Inventory Impairments
September 30, 2009	$1,103	$-	$1,103	$4,172	61	3
June 30, 2009	1,725	(557)	1,168	2,978	53	2
March 31, 2009	14,355	-	14,355	38,602	719	46
December 31, 2008	54,221	2,807	57,028	165,656	2,177	132
September 30, 2008	83,340	7,480	90,820	213,498	3,474	151
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
March 31, 2008	47,570	6,096	53,666	218,526	2,628	94

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$4,582	$11,263	$(6,681)	-59%
Mountain	2,750	3,368	(618)	-18%
East	1,656	2,985	(1,329)	-45%
Other Homebuilding	643	1,181	(538)	-46%

Consolidated	$9,631	$18,797	$(9,166)	-49%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$12,685	$36,415	$(23,730)	-65%
Mountain	6,977	10,302	(3,325)	-32%
East	4,941	8,029	(3,088)	-38%
Other Homebuilding	1,790	3,604	(1,814)	-50%

Consolidated	$26,393	$58,350	$(31,957)	-55%

The $9.2 million decrease in marketing expenses during the three months ended September 30, 2009 primarily resulted from decreases of: (1) $4.6 million in amortization of deferred marketing costs resulting from closing 457 fewer homes and a 50% decrease in the number of model homes at September 30, 2009, compared with September 30, 2008; (2) $2.1 million in sales office and showroom expenses resulting from the decline in model homes and a 35% decrease in active subdivisions at September 30, 2009, compared with September 30, 2008; and (3) $1.8 million in employee compensation and other employee-related benefit costs.

The $32.0 million decrease in total marketing expenses during the nine months ended September 30, 2009 primarily resulted from decreases of: (1) $14.0 million in amortization of deferred marketing costs resulting from closing 1,640 fewer homes; (2) $7.0 million in employee compensation and other employee-related benefit costs; (3) $6.1 million in sales office and showroom expenses resulting from fewer active subdivisions and model homes; and (4) $4.2 million in advertising expenses as we continued to reduce our overall advertising costs during this period of lower homebuilding activity. The decrease in marketing expense during the three and nine months ended September 30, 2009 was most notable in our West segment, which primarily resulted from the following: (1) closing 334 and 1,159 fewer homes during the 2009 third quarter and first nine months; (2) a 59% decline in the number of model homes at September 30, 2009, compared with September 30, 2008; (3) a 41% decline in active subdivisions in this segment; and (4) a significant decline in sales and marketing personnel in this segment.

Commission Expenses.  Commission expenses primarily include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$3,036	$6,287	$(3,251)	-52%
Mountain	2,253	2,711	(458)	-17%
East	1,081	2,284	(1,203)	-53%
Other Homebuilding	438	1,015	(577)	-57%

Consolidated	$6,808	$12,297	$(5,489)	-45%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$8,384	$21,173	$(12,789)	-60%
Mountain	5,939	8,760	(2,821)	-32%
East	4,301	6,986	(2,685)	-38%
Other Homebuilding	1,495	3,470	(1,975)	-57%

Consolidated	$20,119	$40,389	$(20,270)	-50%

Commission expenses within all of our homebuilding segments decreased during the three and nine months ended September 30, 2009, primarily resulting from declines in commission fees paid to both in-house and outside brokers for each segment due to closing fewer homes and at a reduced average selling price.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$6,443	$13,214	$(6,771)	-51%
Mountain	3,590	5,003	(1,413)	-28%
East	3,577	6,295	(2,718)	-43%
Other Homebuilding	969	2,142	(1,173)	-55%

Total Homebuilding	14,579	26,654	(12,075)	-45%
Financial Services and Other	11,303	6,131	5,172	84%
Corporate	19,918	17,225	2,693	16%

Consolidated	$45,800	$50,010	$(4,210)	-8%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$19,406	$38,784	$(19,378)	-50%
Mountain	11,035	17,035	(6,000)	-35%
East	12,857	16,783	(3,926)	-23%
Other Homebuilding	2,966	6,457	(3,491)	-54%

Total Homebuilding	46,264	79,059	(32,795)	-41%
Financial Services and Other	20,646	20,199	447	2%
Corporate	55,071	45,862	9,209	20%

Consolidated	$121,981	$145,120	$(23,139)	-16%

General and administrative expenses for each of our homebuilding segments decreased during the three and nine months ended September 30, 2009. These reduced expenses resulted from various 2008 cost saving initiatives associated with right-sizing our operations in response to the reduced levels of homebuilding activity in each of our markets. The employee headcount for our homebuilding operations decreased throughout 2008 and the first nine months of 2009 to approximately 725 at September 30, 2009 from approximately 1,100 at September 30, 2008.

General and administrative expenses decreased during the 2009 third quarter in our West segment primarily resulting from the following decreases: (1) $3.6 million in employee compensation and other employee-related benefit costs as we lowered our headcount by 41% from September 30, 2008 in this segment; (2) $0.8 million in office-related expenses, primarily rent; (3) $0.7 million of inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment; and (4) $0.5 in depreciation expenses. See Note 12 to our Unaudited Consolidated Financial Statements regarding Supervisory Fees.

In our Mountain segment, general and administrative expenses were lower during the three months ended September 30, 2009, primarily due to a $0.6 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount in this segment by 23% from September 30, 2008 and a decrease of $0.5 million in Supervisory Fees.

General and administrative expenses decreased during the three months ended September 30, 2009 in our East segment primarily due to the following decreases: (1) $1.2 million in employee compensation and other employee-related benefit costs as we lowered our headcount by 32% from September 30, 2008 in this segment; (2) $1.0 million in other general and administrative expenses, primarily legal-related fees and restructuring expenses incurred for office facilities that were vacated during the 2008 third quarter; and (3) $0.3 million of Supervisory Fees. In our Other Homebuilding segment, general and administrative expenses were lower during the 2009 third quarter, resulting from a decrease of $0.9 million primarily related to restructuring expenses and legal fees.

In our Financial Services and Other segment, general and administrative expenses were higher during the three months ended September 30, 2009, due to a $7.3 million expense associated with our mortgage loan loss reserves. See Note 13 to our Unaudited Consolidated Financial Statements. This increase was partially offset by a $0.8 million decrease in employee compensation and other employee-related benefit costs as we lowered our headcount by 13% from September 30, 2008 in this segment.

In our Corporate segment, general and administrative expenses increased during the 2009 third quarter, primarily resulting from a $2.6 million increase in finance costs associated with the reduction in our Homebuilding Line Commitment (as defined below) and a $1.7 million decrease in Supervisory Fees received from the Company’s other segments. These items partially were offset by a $1.5 million decrease in employee compensation and other employee-related benefit costs. The decrease in employee-related benefit costs primarily resulted from a $1.9 million expense incurred during the 2008 third quarter associated with the revised employment agreements for our Chief Executive Officer and Chief Operating Officer.

The decrease in general and administrative expenses during the nine months ended September 30, 2009 was most notable within the West segment and primarily resulted from the following decreases: (1) $12.8 million in employee compensation and other employee-related benefit costs due to a decline in headcount from September 30, 2008; (2) $3.4 million of Supervisory Fees charged by the Corporate segment; (3) $2.4 in office-related expenses, primarily rent; and (4) $2.8 million in other general and administrative expenses, primarily depreciation expense, restructuring expenses and homeowner association dues. These declines were offset partially by an increase, compared with the 2008 period, of $0.6 million in professional and legal expenses. Professional and legal expenses were lower in the 2008 period due to the resolution of construction defect claims that were ultimately paid by third party insurance providers. Also partially offsetting the decline in general and administrative expenses was the impact of a $3.5 million benefit to reduce the 2008 general and administrative expense without a corresponding benefit during the 2009 period. The benefit during the 2008 period resulted from a reduction in warranty reserves during 2008 that were established through general and administrative expenses during previous reporting periods.

In our Mountain segment, general and administrative expenses were lower during the nine months ended September 30, 2009 primarily due to a $3.4 million decrease in employee compensation and other employee-related benefit costs, as we decreased our headcount during 2009, a decrease of $1.7 million in Supervisory Fees and a $0.7 million decrease in office-related expenses, primarily rent.

General and administrative expenses decreased during the nine months ended September 30, 2009 in our East segment primarily due to a $3.3 million decline in employee compensation and other employee-related benefit costs, as we lowered our headcount from September 30, 2008 in this segment, and a $1.2 million decrease in Supervisory Fees. These declines were offset partially by a $1.3 million increase in professional and legal expenses resulting in part from an increase in legal reserves associated with construction defect claims. In our Other Homebuilding segment, general and administrative expenses were lower during the nine months ended September 30, 2009, primarily resulting from the following decreases: (1) $1.7 million in other general and administrative expenses, primarily restructuring expenses, legal fees and depreciation expenses; (2) $0.9 million in employee compensation and other employee-related benefit costs, as we lowered our headcount during 2009 in this segment; (3) $0.5 million in office-related expenses; and (4) $0.5 million in Supervisory Fees.

In our Financial Services and Other segment, general and administrative expenses were higher during the nine months ended September 30, 2009, due to a $7.3 million expense associated with our reserves for mortgage loan loss reserves. This increase was partially offset by a $3.1 million decrease in employee compensation and other employee-related benefit costs as we lowered our headcount from September 30, 2008 in this segment and a $1.9 million decrease in insurance expense associated with closing fewer homes during 2009.

In our Corporate segment, general and administrative expenses increased during the nine months ended September 30, 2009, primarily resulting from a $6.8 million decrease in Supervisory Fees received from the Company’s other segments and a $2.6 million increase in finance costs associated with the reduction of the Homebuilding Line Commitment.

Other Operating Expenses.  Other operating expenses were $3.6 million and $1.6 million during the three months ended September 30, 2009 and 2008, respectively. The increase during 2009 resulted from a $2.7 million valuation allowance recorded against other receivables. Other operating expenses were $4.2 million and $5.2 million during the nine months ended September 30, 2009 and 2008, respectively. The decrease resulted from a $3.7 million decline in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. This decline partially was offset by the $2.7 million valuation allowance, described above, that was recorded against other receivables during 2009.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. During the three months ended September 30, 2009 and 2008, we expensed $9.7 million and $10.7 million, respectively, of interest that was incurred on our senior notes that could not be capitalized. Also contributing to the change from the 2008 third quarter were lower interest rates on our cash, cash equivalents and marketable securities, which more than offset the increases in our average cash balances during the 2009 third quarter. As a result, interest income decreased to $2.7 million during the three months ended September 30, 2009 from $9.3 million during the same period in 2008.

During the nine months ended September 30, 2009, we expensed $29.1 million of interest that was incurred on our senior notes that could not be capitalized, compared with the $10.7 million during the nine months ended September 30, 2008. Interest income decreased to $9.8 million during the nine months ended September 30, 2009, compared with $28.3 million during the same period in 2008. This decline primarily resulted from lower interest rates on our cash, cash equivalents and marketable securities, which more than offset the increases in our average cash balances during the first nine months of 2009.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$6,037	$(47,741)	$53,778	113%
Mountain	(1,681)	(30,085)	28,404	94%
East	(1,707)	(17,444)	15,737	90%
Other Homebuilding	(2,724)	(3,798)	1,074	28%

Total Homebuilding	(75)	(99,068)	98,993	100%
Financial Services and Other	(4,344)	3,414	(7,758)	-227%
Corporate	(27,399)	(21,320)	(6,079)	-29%

Consolidated	$(31,818)	$(116,974)	$85,156	73%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Homebuilding
West	$5,809	$(142,723)	$148,532	104%
Mountain	(8,800)	(80,720)	71,920	89%
East	(8,704)	(32,523)	23,819	73%
Other Homebuilding	(4,232)	(14,850)	10,618	72%

Total Homebuilding	(15,927)	(270,816)	254,889	94%
Financial Services and Other	(108)	8,119	(8,227)	-101%
Corporate	(75,919)	(33,043)	(42,876)	-130%

Consolidated	$(91,954)	$(295,740)	$203,786	69%

Overall, the financial performance in each of our homebuilding segments and our Financial Services and Other segment have been adversely affected by the lack of homebuyer demand, unprecedented changes that have occurred during 2008 and into 2009 in the mortgage finance, banking and insurance industries, including the failure or takeover of a number of major industry leaders as well as governmental intervention in, and support of, the businesses of many surviving entities. These factors contributed to the following, each impacting our financials results during the thee and nine months ended September 30, 2009: (1) high levels of competition for new home orders driven by builders that significantly cut new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

In our West segment, we reported income before income taxes of $6.0 million during the three months ended September 30, 2009, compared to a $47.7 million loss before income taxes during the same period in 2008. This improvement was primarily due to a $49.0 million decrease in inventory impairments, a combined decrease of $16.7 million in general and administrative, commission and sales and marketing expenses and a 910 basis point increase in Home Gross Margins. These improvements partially were offset by closing 334 fewer homes. In our Mountain segment, the loss before income taxes during the three months ended September 30, 2009 decreased due to the following: (1) a decrease of $25.0 million in inventory impairments; and (2) a combined decrease of $2.5 million associated with general and administrative, commission and sales and marketing expenses.

In our East segment, our 2009 third quarter loss before income taxes was lower primarily due to the following: (1) a $13.1 million decrease in inventory impairments; (2) a combined decrease of $5.3 million in general and administrative, commission and sales and marketing expenses; and (3) a 160 basis point increase in Home Gross Margins. These improvements partially were offset by closing 68 fewer homes. In our Other Homebuilding segment, the loss before income taxes for the 2009 third quarter was lower primarily due to the following: (1) $2.6 million decrease in inventory impairments; and (2) a combined decrease of $2.3 million in general and administrative, commission and sales and marketing expenses. These items partially were offset by a 660 basis point decrease in Home Gross Margins and the impact of closing 45 fewer homes.

In our Financial Services and Other segment, we had a loss before income taxes of $4.3 million during the three months ended September 30, 2009, compared to income before income taxes of $3.4 million during the same period in 2008. The decrease during the 2009 period primarily resulted from an increase in general and administrative expenses of $5.2 million and a $1.9 million decrease in gain on sales of mortgage loans, broker origination fees and insurance revenue.

Loss before income taxes in our Corporate segment during the 2009 third quarter was higher primarily due to: (1) a $5.7 million decrease in interest income; and (2) $2.7 million increase in general and administrative expenses. These items partially were offset by a $1.1 million decrease in interest expense.

In our West segment, we reported income before income taxes of $5.8 million during the nine months ended September 30, 2009, compared to a $142.7 million loss before income taxes during the same period in 2008. This improvement was primarily due to a $123.1 million decrease in inventory impairments, a combined decrease of $55.9 million in general and administrative, commission and sales and marketing expenses and a 1,050 basis point increase in Home Gross Margins. These improvements partially were offset by closing 1,159 fewer homes. In our Mountain segment, the loss before income taxes during the first nine months of 2009 decreased due to the following: (1) a decrease of $58.8 million in inventory impairments; (2) a combined decrease of $12.1 million associated with general and administrative, commission and sales and marketing expenses; and (3) a 160 basis point increase in Home Gross Margins. Partially offsetting these items was the impact of closing 158 fewer homes.

In our East segment, our loss before income taxes during the nine months ended September 30, 2009 was lower primarily due to the following: (1) a $21.2 million decrease in inventory impairments; (2) a combined decrease of $9.7 million general and administrative, commission and sales and marketing expenses; and (3) a 160 basis point increase in Home Gross Margins. These improvements partially were offset by closing 172 fewer homes.

In our Other Homebuilding segment, the loss before income taxes during the nine months ended September 30, 2009 was lower primarily due to the following: (1) a $10.0 million decrease in inventory impairments; and (2) a combined decrease of $7.3 million in general and administrative, commission and sales and marketing expenses. These items partially were offset by a 200 basis point decrease in Home Gross Margins and the impact of closing 151 fewer homes.

In our Financial Services and Other segment, we had a loss before income taxes of $0.1 million during the nine months ended September 30, 2009, compared to income before income taxes of $8.1 million during the same period in 2008. The decrease during the 2009 period primarily resulted from a $6.1 million decrease in gains on sales of mortgage loans, broker origination fees and insurance revenue and a $1.6 million decrease in interest income for this segment.

Loss before income taxes in our Corporate segment during the nine months ended September 30, 2009 was higher primarily due to: (1) an $18.3 million increase in interest expense on our Senior Notes; (2) a $16.5 million decrease in interest income; and (3) a $9.2 million increase in general and administrative expenses.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Our overall effective income tax rates were -0.7% and -11.5% during the three and nine months ended September 30, 2009, respectively, and -0.9% and 1.4% during the three and nine months September 30, 2008, respectively. The change in the effective tax rate during the nine months ended September 30, 2009, compared with the same period during 2008, resulted primarily from the recording of a $9.7 million income tax expense related to an IRS examination of our 2008 net operating loss carryback to 2006 and the inability to carry back any net operating losses at September 30, 2009. The $9.7 million income tax expense resulted from a 2006 alternative minimum tax liability associated with our 2008 net operating loss carryback, which should have been recorded during 2008.

OTHER HOMEBUILDING MEASURES

Inventory.  Our inventory consists of land and land under development and housing completed or under construction. Land and land under development in our Consolidated Balance Sheets primarily includes land acquisition costs and land development costs associated with subdivisions for which we have the intent to construct and sell homes. Also, we include land that is accounted for as held-for-sale as a component of land and land under development in our Consolidated Balance Sheets. Housing completed or under construction in our Consolidated Balance Sheet primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) certain indirect fees.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands) and it includes $5.5 million that is held-for-sale primarily in our Illinois market.

	September 30, 2009	December 31, 2008	September 30, 2008
Arizona	$26,031	$22,388	$26,294
California	11,252	3,124	712
Nevada	12,221	32,732	28,488

West	49,504	58,244	55,494

Colorado	75,353	83,877	101,513
Utah	18,390	25,701	32,650

Mountain	93,743	109,578	134,163

Delaware Valley	2,664	3,755	9,780
Maryland	8,406	11,701	13,564
Virginia	16,587	31,472	32,465

East	27,657	46,928	55,809

Florida	3,362	3,924	4,711
Illinois	3,622	3,148	4,183

Other Homebuilding	6,984	7,072	8,894

Total	$177,888	$221,822	$254,360

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands) and it includes $4.5 million that is held-for-sale in our California market.

	September 30, 2009	December 31, 2008	September 30, 2008
Arizona	$46,596	$64,088	$87,416
California	47,137	63,820	96,547
Nevada	36,301	38,033	50,193

West	130,034	165,941	234,156

Colorado	85,849	104,497	122,794
Utah	20,956	33,078	39,351

Mountain	106,805	137,575	162,145

Delaware Valley	6,809	13,202	17,503
Maryland	28,572	29,944	36,837
Virginia	37,554	41,127	52,961

East	72,935	84,273	107,301

Florida	15,483	20,911	26,826
Illinois	-	6,800	11,438

Other Homebuilding	15,483	27,711	38,264

Total	$325,257	$415,500	$541,866

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	September 30, 2009	December 31, 2008	September 30, 2008
Lots Owned
Arizona	1,303	1,458	1,612
California	721	839	873
Nevada	706	1,111	934

West	2,730	3,408	3,419

Colorado	2,345	2,597	2,638
Utah	469	642	731

Mountain	2,814	3,239	3,369

Delaware Valley	91	115	117
Maryland	131	176	192
Virginia	161	241	256

East	383	532	565

Florida	196	257	254
Illinois	141	141	155

Other Homebuilding	337	398	409

Total	6,264	7,577	7,762

Lots Controlled Under Option
Arizona	413	472	431
California	46	149	149
Nevada	87	95	101

West	546	716	681

Colorado	532	184	183
Utah	143	-	-

Mountain	675	184	183

Delaware Valley	-	40	82
Maryland	528	355	349
Virginia	278	592	1,050

East	806	987	1,481

Florida	299	471	407
Illinois	-	-	-

Other Homebuilding	299	471	407

Total	2,326	2,358	2,752

Total Lots Owned and Controlled	8,590	9,935	10,514

During the first nine months of 2009, our total number of lots owned (excluding homes completed or under construction) decreased 17% from December 31, 2008, primarily due to the transfer of lots from land to homes completed or under construction and the sale of approximately 375 lots, primarily in our West segment. These items partially were offset by the purchase of lots in a limited number of subdivisions primarily in our Arizona and Colorado markets. As a result, and with the additional impact of recording $12.2 million of impairments on our land inventory during the nine months ended September 30, 2009, we reduced our land and land under development by $43.9 million since December 31, 2008. Additionally, our housing completed and under construction decreased by $90.2 million primarily due to the sale and closing of 1,904 homes during the nine months ended September 30, 2009 partially offset by increasing our sold homes under construction by 664 units from December 31, 2008.

Our total number of lots under option decreased in each of our homebuilding segments except for the Mountain segment where our lots under option increased significantly from December. The increase in the Mountain segment resulted from entering into lot option agreements that we believe meet our underwriting criteria within each market of this segment. This increase was offset by a combination of: (1) exercising our right to purchase lots under existing option contracts; and (2) in a limited number of cases, exercising our right to terminate several lot option contracts that no longer met our underwriting criteria.

The table below shows the amount of non-refundable option deposits (in thousands).

	September 30, 2009	December 31, 2008	September 30, 2008
Non-refundable Option Deposits
Cash	$5,430	$5,145	$5,004
Letters of Credit	2,702	4,358	4,913

Total Non-refundable Option Deposits	$8,132	$9,503	$9,917

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	September 30, 2009	December 31, 2008	September 30, 2008
Unsold Homes Under Construction - Final	19	451	364
Unsold Homes Under Construction - Frame	298	329	495
Unsold Homes Under Construction - Foundation	226	41	123

Total Unsold Homes Under Construction	543	821	982
Sold Homes Under Construction	1,073	409	852
Model Homes	215	387	428

Homes Completed or Under Construction	1,831	1,617	2,262

OTHER OPERATING RESULTS

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended September 30,		Change
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$137,990	$198,780	$(60,790)	-31%

Principal amount of mortgage loans brokered	$6,136	$34,977	$(28,841)	-82%

Capture Rate	84%	71%	13%
Including brokered loans	87%	82%	5%
Mortgage products (% of mortgage loans originated)
Fixed rate	100%	97%	3%
Adjustable rate - interest only	0%	0%	0%
Adjustable rate - other	0%	3%	-3%

Prime loans (1)	28%	46%	-18%
Government loans (2)	72%	54%	18%

	Nine Months Ended September 30,		Change
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$406,688	$576,565	$(169,877)	-29%

Principal amount of mortgage loans brokered	$25,131	$141,147	$(116,016)	-82%

Capture Rate	84%	65%	19%
Including brokered loans	89%	78%	11%
Mortgage products (% of mortgage loans originated)
Fixed rate	100%	97%	3%
Adjustable rate - interest only	0%	1%	-1%
Adjustable rate - other	0%	2%	-2%
Prime loans	32%	51%	-19%
Government loans	68%	49%	19%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated and brokered decreased during the three and nine months ended September 30, 2009, primarily due to the Company closing 41% and 46% fewer homes, respectively, and a 6% and 7% decrease in the average selling price of closed homes, respectively. These items partially were offset by increases in the Capture Rate during these 2009 periods.

Forward Sales Commitments.  HomeAmerican originates mortgage loans that generally are sold forward and subsequently delivered to third-party purchasers within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. During the year ended December 31, 2008, upon adopting the fair value option under ASC 825 for our mortgage loans held-for-sale, we attempted to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we were hedging without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. For commitments to originate mortgage loans that were converted to closed loans during 2008, we recorded the change in fair value of the associated lock at the time of closing as an adjustment to the cost basis in the underlying loan. Due to this hedging philosophy, we believe the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

Interest Activity.  As a result of the significant decrease in inventory levels during 2009 and 2008 that are actively being developed, we expensed $9.7 million and $29.1 million of interest incurred on our senior notes during the three and nine months ended September 30, 2009 that could not be capitalized.

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

In response to the difficult conditions described in the Executive Summary section of this Item 2, we remained focused on our balance sheet and cash flow as evidenced by our generation of $244.5 million in cash from operations during the nine months ended September 30, 2009, which contributed to our September 30, 2009 cash and cash equivalent balances increasing to $1.4 billion from $1.3 billion at December 31, 2008.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and our homebuilding line of credit (the “Homebuilding Line”); and (3) our Mortgage Repurchase Facility. We continue to monitor and evaluate the adequacy of our Homebuilding Line and Mortgage Repurchase Facility. As further discussed below, during the 2009 third quarter the amount of the Commitment (as defined below) on our Homebuilding Line was reduced from $800 million at June 30, 2009 to $100 million at

September 30, 2009. We believe the amount of our Commitment, as of September 30, 2009, is appropriate given the needs for financing in the current and foreseeable future market. Because of our current balance of cash, cash equivalents, marketable securities, unsettled trades and available capacity under our Homebuilding Line and Mortgage Repurchase Facility, we believe that our current capital resources are adequate to satisfy our near-term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or capital and credit markets occur as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Our homebuilding line of credit is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments, which has a maturity date of March 21, 2011. Effective September 16, 2009, the aggregate commitment under the Homebuilding Line was reduced from $800 million to $100 million (the “Commitment”) and the aggregate sublimit for letters of credit was reduced from $300 million to $100 million. The Commitment and sublimit for letters of credit were reduced as we believe that we do not need the full borrowing capacity of the Homebuilding Line to meet our liquidity needs and that we will be able to fund our homebuilding operations through our existing cash and investment resources. Additionally, as a result of the reduction in our Commitment, our capacity to borrow under the Homebuilding Line has decreased from approximately $539 million at December 31, 2008 to $77 million at September 30, 2009.

Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit rating and leverage ratio. Additionally, we incur costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. At September 30, 2009 and December 31, 2008, there were no borrowings under the Homebuilding Line and there were $22.6 million and $26.6 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of our borrowing capacity under the permitted leverage ratio. Additionally, while our borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact our ability to issue letters of credit, up to the limits specified in the Homebuilding Line.

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

General.  The agreements for our Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with the requirements on our Homebuilding Line, and we are not aware of any violations of the Homebuilding Line covenants. As further discussed below, HomeAmerican did not comply with the Adjusted Net Income (as defined below) covenant under our Mortgage Repurchase Facility as of September 30, 2009; however, as subsequently modified

(retroactively effective to September 30, 2009) HomeAmerican is in compliance with the covenant. The agreements containing these representations, warranties and covenants for the Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes are on file with the Securities and Exchange Commission and are listed in the Exhibit Table in Part IV of our Annual Report on Form 10-K for the year ended December 31, 2008. The table below sets forth the actual results of the financial covenant requirements and calculations under our Homebuilding Line at September 30, 2009.

	Covenant Test	Covenant Results
Leverage test - Permitted Leverage Ratio (maximum)	50.0%	35.1%
Interest Coverage Test - Interest Coverage Ratio (minimum)	2.0 : 1.0	0.3 : 1.0
Consolidated Tangible Net Worth Test (minimum)	$852,000,000	$920,000,000
Consolidated Tangible Net Worth Floor (minimum)	$652,000,000	$920,000,000
Cash Flow Test (minimum)	1.5 : 1.0	5.3 : 1.0
Liquidity Test (minimum)	$500,000,000	$959,000,000

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. Under the Homebuilding Line, our maximum permitted leverage ratio will vary between 50% and 55% depending on the results of our Interest Coverage Test (as defined in the Homebuilding Line) and our actual leverage ratio is not to exceed the maximum permitted leverage ratio. If our Interest Coverage Ratio (as defined in the Homebuilding Line) is below 2.0 to 1.0, the maximum permitted leverage ratio will decrease. However, in no event will the maximum permitted leverage ratio decrease below 50%. Additionally, if the Interest Coverage Ratio falls below 1.5 to 1.0, then we are required to pass the cash flow/liquidity test. Our Interest Coverage Ratio was 0.3 to 1.0 at September 30, 2009, and, as a result, our maximum permitted leverage ratio (as defined in its Homebuilding Line agreement) was 50% as of September 30, 2009.

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

We believe that we are in compliance with the covenants under the Homebuilding Line agreement, and we are not aware of any covenant violations under that agreement.

Our senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

Mortgage Lending.  As of September 30, 2009, HomeAmerican had a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and the other banks that were parties to the Mortgage Repurchase Facility (the “Buyers”). The Mortgage Repurchase Facility provided liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility had a maximum aggregate commitment of $100 million, now reduced to $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility was set to expire on November 11, 2009 but now has been extended with an expiration date of October 28, 2010. At September 30, 2009 and December 31, 2008, we had $13.0 million and $34.9 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate based on the LIBOR Rate plus the LIBOR Margin or, at HomeAmerican’s option, a Balance Funded Rate (the foregoing terms are defined in the Mortgage Repurchase Facility).

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

Failure to meet the foregoing negative covenants would constitute an event of default. In the event of default, USBNA may at its option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transactions and the Default Pricing Rate by (ii) the Purchase Price for the Transactions as of the Repurchase Date, (c) all Income paid after the event of default will be retained by USBNA and applied to the aggregate unpaid Repurchase Price owed by HomeAmerican and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

During the 2009 third quarter, HomeAmerican increased its mortgage loan loss reserves and, as a result, it did not meet the Adjusted Net Income covenant as of September 30, 2009. On October 29, 2009, HomeAmerican amended the Mortgage Repurchase Facility and decreased the maximum aggregate commitment from $100 million to $70 million. Additionally, HomeAmerican revised certain covenants under the Mortgage Repurchase Facility, effective retroactively to September 30, 2009 as follows: (1) revised the Adjusted Net Income covenant to exclude $6.0 million of expense associated with certain mortgage loan loss charges; (2) increased the Adjusted Tangible Net Worth covenant from $15.0 million to $18.0 million; (3) decreased the Adjusted Tangible Net Worth Ratio from 12.5 : 1.0 to 8.0 : 1.0; and (4) increased the minimum Liquidity requirement from $5.0 million to $8.0 million. Accordingly, with the amendment of the Mortgage Repurchase Facility on October 29, 2009, we are in compliance with the covenants under the Mortgage Repurchase Facility agreement.

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at September 30, 2009 and the results of the covenant calculations and requirements pursuant to the Mortgage Repurchase Facility as amended on October 29, 2009, (which amendments to the covenants set forth below are effective September 30, 2009).

	As of September 30, 2009		As Amended October 29, 2009 and Effective as of September 30, 2009
	Covenant Test	Covenant Results	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$15,000,000	$22,776,000	$18,000,000	$22,776,000
Adjusted Tangible Net Worth Ratio (maximum)	12.5 : 1.0	1.2 : 1.0	8.0 : 1.0	1.2 : 1.0
Adjusted Net Income (minimum)	$1	$(392,000)	$1	$5,608,000
Liquidity (minimum)	$5,000,000	$27,948,000	$8,000,000	$26,043,000

The Mortgage Repurchase Facility replaced HomeAmerican’s Fourth Amended and Restated Warehousing Credit Agreement, dated as of September 5, 2006, as amended on November 2, 2007 and May 23, 2008, with USBNA and the other banks that were parties to that facility.

MDC Common Stock Repurchase Program

At September 30, 2009, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2009 and 2008.

Consolidated Cash Flow

During the nine months ended September 30, 2009, we generated $244.5 million of cash from operating activities, primarily resulting from the following: (1) $164.0 million due to collecting a significant portion of our 2008 income tax receivable; (2) $119.7 million by reducing our inventory levels, which primarily resulted from closing 1,904 homes, partially offset by increasing our sold homes under construction by 664 units from December 31, 2008; and (3) decreasing our mortgage loans-held-for-sale by $25.9 million. These items partially were offset by $57.3 million of net loss before non-cash charges of $45.2 million. Our non-cash charges primarily relate to: (1) asset impairments; (2) stock-based compensation expense; (3) depreciation and amortization; and (4) other non-cash expenses, primarily a $2.7 million valuation allowance against other receivables and a $2.7 million write-off of debt issuance costs when we reduced our Homebuilding Line from $800 million to $100 million.

During the first nine months of 2008, we generated $428.3 million in cash from operating activities, primarily resulting from: (1) lowering our homebuilding inventories by $437.8 million through the sale of homes and land as well as through executing a strategy of limiting our new land purchases; and (2) decreasing our mortgage loans held-for-sale by $39.2 million as we sold more mortgage loans than were originated during the first nine months of 2008. Also contributing to the cash flows from operating activities was $128.8 million of income before non-cash charges of $420.3 million. These cash increases partially were offset by an $81.3 million reduction in our accounts payable and accrued liabilities, primarily relating to the payment of homebuilding construction payables and accrued compensation and related expenses. Also reducing our cash provided by operating activities was the $60.8 million increase in our income tax receivable, net, primarily resulting from our anticipated 2008 net operating loss carryback, partially offset by receipt in January 2008 of our 2007 net operating loss carryback. Additionally, we made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million, which contributed to the $43.1 million of cash used from prepaid expenses and other assets, net. The deposit related to the IRS examination of our 2004 and 2005 federal income tax returns and was made to limit the interest charge on any potential audit adjustments.

We used $46.9 million in cash from investing activities during the nine months ended September 30, 2009, primarily attributable to purchasing $175.4 million of marketable securities and $6.1 million on purchases of property and equipment relating to our new enterprise resource planning system. Our purchases of marketable securities were made seeking greater returns on certain securities whose original maturities to the Company were longer than three months. These items partially were offset by the $79.0 million of marketable securities that matured during the nine months ended September 30, 2009 and $55.6 million of settlements associated with our investments in The Reserve’s Primary and Government money market funds.

During the first nine months of 2008, we used $210.3 million relating to investing activities, primarily due to the purchase of $94.8 million of marketable securities. Additionally, we had $115.1 million of unsettled trades with The Reserve Primary Fund and The Reserve U.S. Government Fund which have been classified as a use of cash in investing activities in our Consolidated Statements of Cash Flows.

We used $53.4 million of cash from financing activities during the nine months ended September 30, 2009, primarily resulting from $35.2 million of dividend payments and a net payment on our mortgage repurchase facility of $21.9 million. These items partially were offset by cash proceeds of $3.6 million from the exercise of stock options. During the nine months ended September 30, 2008, we used $61.9 million in cash from financing activities. We used $39.6 million to pay down the Mortgage Line and $34.7 million to pay dividends, partially offset by cash proceeds of $10.6 million from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2009, we had non-refundable deposits of $5.4 million in the form of cash and $2.7 million in the form of letters of credit to secure option contracts to purchase lots. In limited circumstances, in the event that we exercise our right to purchase the lots or land under option, in addition to our purchase price, our obligation may also include certain costs we are required to reimburse the seller. At September 30, 2009, the total purchase price for lots under option was approximately $187 million.

At September 30, 2009, we had outstanding performance bonds and letters of credit totaling approximately $122.4 million and $27.7 million, respectively, including $4.4 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We estimate that the costs to complete land development under our outstanding performance bonds and letters of credit are less than $20 million and we expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

We do not believe inflation is a significant immediate risk. We continue to believe that deflation and deterioration in asset values as well as a recession and associated job losses are the factors that will shape our business during the near term. Real estate and residential housing prices are affected by a number of factors, including, but not limited to, the uncertainty of potential homebuyers in the stability of their employment circumstances, stability of the United States and global economies, inflation or deflation, interest rate changes, competition and the supply of new and existing homes to be purchased. Uncertainty in the stability of the United States and global economies and significant volatility in the banking system and financial markets can, and has, caused potential homebuyers to refrain from committing to make significant purchases, including the purchase of new homes. In the event we experience additional volatility in the banking system and financial markets in future reporting periods, our ability to sell new homes to potential homebuyers will be impacted negatively. See “Forward-Looking Statements” below.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures—An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2009.

(b) Changes in internal control over financial reporting—There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the third quarter of 2009. Additionally, there were no sales of unregistered equity securities during the third quarter of 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 26, 2009, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 24, 2009 to shareowners of record on November 10, 2009.

The information below is filed pursuant to Items 1.01 and 2.03 of Form 8-K.

Effective October 29, 2009, HomeAmerican Mortgage Corporation (“HomeAmerican”), a subsidiary of M.D.C. Holdings, Inc., and U.S. Bank National Association (“U.S. Bank”) entered into a First Amendment (the “First Amendment”) to HomeAmerican’s Master Repurchase Agreement (the “Repurchase Facility”), dated November 12, 2008, between and among HomeAmerican, U.S. Bank and the other parties thereto. In connection with the First Amendment, the other two banks participating in the Repurchase Facility assigned their rights and obligations to U.S. Bank, thereby withdrawing from their participation in the Repurchase Facility.

Among other things, the First Amendment: (i) provides for a reduction in the maximum aggregate commitment under the Repurchase Facility to $70 million (subject to increase under the accordion feature which permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments), (ii) modifies the financial covenants contained in the Repurchase Facility, as discussed below, (iii) modifies the fees payable by HomeAmerican; and (iv) extends the term of the Repurchase Facility, with an termination date of October 28, 2010.

Advances under the Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Repurchase Facility) plus 2.5%, or (ii) 4.5%. At HomeAmerican’s option the Balance Funded Rate (equal to 4.5%) may be applied to advances under the Repurchase Facility. HomeAmerican also pays U.S. Bank a facility fee in an amount equal to one-quarter of one percent (0.25%) per annum of the Maximum Aggregate Commitment for the period from the date of the First Amendment to the date the Repurchase Facility terminates. The facility fee is payable monthly in arrears.

In addition, the First Amendment provides that, effective retroactive to September 30, 2009, certain covenants were amended and restated as follows: (i) Adjusted Tangible Net Worth shall not be less than $18 million, (ii) Adjusted Tangible Net Worth Ratio shall not be more than 8.0 to 1.0, (iii) HomeAmerican’s net income shall not be less than $1 (calculated excluding $6.0 million of expense associated with certain mortgage loan loss charges), and (iv) Liquidity shall be no less than $8 million. The foregoing terms are defined in the Repurchase Facility and First Amendment.

Other operative provisions amended by the First Amendment are as set forth in the First Amendment attached hereto as Exhibit 10.    .

Item 6.	Exhibits

10.1	Form of Indemnification Agreement entered into between the Company David Siegel, Director, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).

10.2	Form of Indemnification Agreement entered into between the Company Christopher M. Anderson, Senior Vice President and Chief Financial Officer, (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).

10.3	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Christopher M. Anderson
Christopher M. Anderson,
Senior Vice President,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

10.1	Form of Indemnification Agreement entered into between the Company David Siegel, Director, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).

10.2	Form of Indemnification Agreement entered into between the Company Christopher M. Anderson, Senior Vice President and Chief Financial Officer, (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).

10.3	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.