Form 10-Q
period 2010-03-31
MDC HOLDINGS INC
filed 2010-04-23
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 47,140,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$950,139	$1,234,252
Marketable securities	830,438	327,944
Restricted cash	594	476
Receivables
Home sales receivables	13,013	10,056
Income taxes receivable	3,153	145,144
Other receivables	8,839	5,844
Mortgage loans held-for-sale, net	36,704	62,315
Inventories, net
Housing completed or under construction	399,606	260,324
Land and land under development	277,276	262,860
Property and equipment, net	39,451	38,421
Deferred tax asset, net of valuation allowance of $216,292 and $208,144 at March 31, 2010 and December 31, 2009, respectively	-	-
Related party assets	7,856	7,856
Prepaid expenses and other assets, net	77,656	73,816

Total Assets	$2,644,725	$2,429,308

Liabilities
Accounts payable	$63,855	$36,087
Accrued liabilities	288,224	291,969
Related party liabilities	103	1,000
Mortgage repurchase facility	4,714	29,115
Senior notes, net	1,242,095	997,991

Total Liabilities	1,598,991	1,356,162

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,193,000 and 47,140,000 issued and outstanding, respectively, at March 31, 2010 and 47,070,000 and 47,017,000 issued and outstanding, respectively, at December 31, 2009	472	471
Additional paid-in-capital	806,765	802,675
Retained earnings	238,002	270,659
Accumulated other comprehensive income	1,154	-
Treasury stock, at cost; 53,000 shares at March 31, 2010 and December 31, 2009	(659)	(659)

Total Stockholders’ Equity	1,045,734	1,073,146

Total Liabilities and Stockholders’ Equity	$2,644,725	$2,429,308

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue

Home sales revenue	$140,943	$166,982
Land sales revenue	15	2,618
Other revenue	6,120	6,332

Total Revenue	147,078	175,932

Costs and Expenses

Home cost of sales	109,390	141,325
Land cost of sales	191	1,341
Asset impairments	-	14,569
Marketing expenses	7,060	8,832
Commission expenses	5,129	6,358
General and administrative expenses	40,203	38,381
Other operating expenses	491	265
Related party expenses	9	5

Total Operating Costs and Expenses	162,473	211,076

Loss from Operations	(15,395)	(35,144)
Other income (expense)
Interest income	4,428	4,071
Interest expense	(10,374)	(9,740)
Gain (loss) on sale of other assets	99	(260)

Loss before income taxes	(21,242)	(41,073)
Benefit from income taxes, net	369	220

Net Loss	$(20,873)	$(40,853)

Loss Per Share

Basic	$(0.45)	$(0.88)

Diluted	$(0.45)	$(0.88)

Dividends Declared Per Share	$0.25	$0.25

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net loss	$(20,873)	$(40,853)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock-based compensation expense	4,056	3,745
Amortization of deferred marketing costs	1,667	2,270
Depreciation and amortization of long-lived assets	1,265	1,623
Write-offs of land option deposits and pre-acquisition costs	383	265
Loss (gain) on sale of assets, net	175	(1,017)
Asset impairments	-	14,569
Excess tax benefits from stock-based compensation	-	(15)
Other non-cash expenses	466	604
Net changes in assets and liabilities:
Restricted cash	(118)	199
Home sales and other receivables	(5,952)	7,899
Income taxes receivable	141,991	162,176
Mortgage loans held-for-sale, net	25,611	38,704
Housing completed or under construction	(139,282)	62,020
Land and land under development	(13,318)	6,238
Prepaid expenses and other assets, net	(7,350)	(1,161)
Accounts payable	27,768	(7,693)
Accrued liabilities and related party liabilities	(4,973)	(10,080)

Net cash provided by operating activities	11,516	239,493

Investing Activities
Purchase of marketable securities	(555,296)	(22,909)
Maturity of marketable securities	48,662	54,864
Sale of marketable securities	5,294	-
Settlement of unsettled trades	1,678	54,433
Purchase of property and equipment	(2,105)	(3,698)

Net cash (used in) provided by investing activities	(501,767)	82,690

Financing Activities
Proceeds from issuance of senior notes	242,288	-
Payment on mortgage repurchase facility	(29,119)	(34,873)
Advances on mortgage repurchase facility	4,718	4,117
Dividend payments	(11,784)	(11,595)
Proceeds from exercise of stock options	35	56
Excess tax benefits from stock-based compensation	-	15

Net cash provided by (used in) financing activities	206,138	(42,280)

Net (decrease) increase in cash and cash equivalents	(284,113)	279,903
Cash and cash equivalents
Beginning of period	1,234,252	1,304,728

End of period	$950,139	$1,584,631

The accompanying Notes are an integral part of the Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has evaluated subsequent events through the date the Unaudited Consolidated Financial Statements were filed with the SEC. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2010 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 5, 2010.

The Consolidated Statements of Operations for the three months ended March 31, 2010 and Consolidated Statement of Cash Flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2009 Annual Report on Form 10-K.

Certain prior period balances have been reclassified to conform to the current year’s presentation.

2.	Asset Impairment

The Company’s held-for-development and held-for-sale inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s held-for-sale inventories include inventory associated with subdivisions that the Company intends to sell the assets in their current condition.

The Company evaluates its held-for-development and held-for-sale inventory for impairment at each quarter-end. The Company did not have any impairments of its homebuilding inventory during the three months ended March 31, 2010. The following table sets forth, by reportable segment, the asset impairments recorded during the three months ended March 31, 2009 (in thousands).

Three Months Ended March 31, 2009
Land and Land Under Development (Held-for-Development)
West	$9,791
Mountain	254
East	150
Other Homebuilding	17

Subtotal	10,212

Housing Completed or Under Construction (Held-for-Development)
West	3,276
Mountain	-
East	600
Other Homebuilding	267

Subtotal	4,143

Other Assets	214

Consolidated Asset Impairments	$14,569

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

3.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s financial position or results of operations.

4.	Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable securities.  The Company’s marketable securities consist of both held-to-maturity and available-for-sale securities. The Company’s held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; and (2) deposit securities, which may include, among others, certificates of deposit and time deposits. For those debt securities that the Company has both the ability and intent to hold the investment to their maturity date, the Company classifies such debt securities as held-to-maturity. The Company’s held-to-maturity debt securities are reported at amortized cost in the Consolidated Balance Sheets.

The following table shows the Company’s carrying value of its held-to-maturity marketable securities by both security type and maturity date as well as the estimated fair value for each security type (in thousands).

	March 31, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$182,697	$184,019	$160,765	$159,752
Debt securities - maturity 1 to 5 years	446,613	446,176	64,679	64,844
Deposit securities - maturity less than 1 year	2,519	2,565	2,500	2,558

Total held-to-maturity securities	$631,829	$632,760	$227,944	$227,154

Included in the Company’s March 31, 2010 held-to-maturity investment balances are $521.4 million of debt securities that were in a gross unrealized gain position of $1.5 million and $110.4 million of debt securities that were in a gross unrealized loss position of $0.6 million. Because the Company has the intent and ability to hold these securities to maturity and ultimately expects to receive the contractual amounts due to it, the Company has concluded that the decrease in fair value of these securities is not indicative of an other-than-temporary-impairment. Accordingly, the Company has continued to record each of these securities at its amortized cost.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

For certain debt securities, the Company may not have the intent to hold them until their maturity date and, as such, the Company classifies such debt securities as available-for-sale. The Company’s available-for-sale securities also include holdings in a fund that invests predominately in fixed income securities. The Company records all of its available for sale marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the Company’s marketable securities are based upon Level 1 fair value inputs.

The following table sets forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities (in thousands).

	March 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity security	$100,796	$101,578	$100,000	$100,000
Debt securities	96,659	97,031	-	-

Total available-for-sale securities	$197,455	$198,609	$100,000	$100,000

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2010, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2010 and December 31, 2009, the Company had $22.2 million and $42.8 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 1 input being the quoted market prices for those mortgage loans. At March 31, 2010 and December 31, 2009, the Company had $14.5 million and $19.4 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when events or circumstances indicate the fair value is less than its carrying value. For the Company’s held-for-development subdivisions, the Company determines the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The Company did not have any homebuilding subdivisions that were impaired at March 31, 2010.

Related Party Asset.  The Company’s related party assets are debt security bonds that it acquired from a quasi-municipal corporation in the state of Colorado. The Company has estimated the fair value of the related party assets based upon discounted cash flows as the Company does not believe there is a readily available market for such assets. The Company used a 15% discount rate in determining the present value of the estimated future cash flows from the servicing of the bonds. The estimated cash flows from the servicing of the bonds are ultimately based upon the Company’s estimated cash flows associated with the building, selling and closing of homes in one of its Colorado subdivisions. Accordingly, the estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the estimated fair value of the related party assets approximates its carrying value.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,506	$163,382	$149,460	$161,550
5 1/2 % Senior Notes due 2013	349,668	367,066	349,642	360,500
5 3/8 % Medium Term Senior Notes due 2014	249,142	246,414	249,102	240,050
5 3/8 % Medium Term Senior Notes due 2015	249,796	243,699	249,787	236,800
5 3/8 % Senior Notes due 2020	243,983	241,239	-	-

Total	$1,242,095	$1,261,800	$997,991	$998,900

5.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At March 31, 2010, the Company had $228.7 million in interest rate lock commitments, which consisted of $93.1 million in loan locks and $135.6 million in 4.5% promotional program commitments. Additionally, the Company had $180.0 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three months ended March 31, 2010 and 2009.

6.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	March 31, 2010	December 31, 2009
Accrued liabilities
Unrecognized tax benefit reserve	$59,998	$60,226
Warranty reserves	54,054	59,022
Insurance reserves	51,390	51,606
Land development and home construction accruals	18,548	21,236
Accrued compensation and related expenses	11,480	20,297
Accrued executive deferred compensation	18,472	17,782
Legal reserves	15,590	14,489
Accrued interest payable	21,722	12,023
Loan loss reserves	8,241	9,641
Customer and escrow deposits	7,051	5,524
Other accrued liabilities	21,678	20,123

Total accrued liabilities	$288,224	$291,969

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

7.	Loss Per Share

For purposes of calculating loss per share (“EPS”), a company that has participating security holders (for example, security holders who receive non-forfeitable dividends on unvested restricted stock) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e. dividends) and undistributed earnings (i.e. net income or loss). Currently, the Company has one class of security and has participating security holders which consist of shareholders of unvested restricted stock. The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2010	2009
Basic and Diluted Loss Per Common Share
Net loss	$(20,873)	$(40,853)
Less: distributed and undistributed earnings allocated to participating securities	(124)	(101)

Net loss attributable to common stockholders	$(20,997)	$(40,954)

Basic and diluted weighted-average shares outstanding	46,613	46,397
Basic Loss Per Common Share	$(0.45)	$(0.88)

Dilutive Loss Per Common Share	$(0.45)	$(0.88)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three months ended March 31, 2010 and 2009 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.5 million and 0.4 million shares during the three months ended March 31, 2010 and 2009, respectively.

8.	Interest Activity

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

Interest activity is shown below (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2010	2009
Total Interest Incurred
Corporate and homebuilding segments	$16,931	$14,493
Financial Services and Other	79	91

Total interest incurred	$17,010	$14,584

Total Interest Capitalized
Interest capitalized, beginning of period	$28,339	$39,239
Interest capitalized	6,636	4,844
Previously capitalized interest included in home cost of sales	(3,202)	(8,033)

Interest capitalized, end of period	$31,773	$36,050

9.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments for an individual house may exceed the related reserve. Payments in excess of the reserve are evaluated in the aggregate to determine if an adjustment to the warranty reserve should be recorded, which could result in a corresponding adjustment to home cost of sales. During 2009 and continuing into the first three months of 2010, the Company experienced a significant downward trend in the amount of warranty payments incurred on its previously closed homes. Because the Company’s warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing downward trend in warranty payments have significantly impacted the Company’s warranty reserves during 2009 and 2010. As a result of the significant decline in warranty payments incurred on previously closed homes, the Company recorded adjustments to reduce its warranty reserves for previously closed homes totaling $3.9 million and $3.6 million during the three months ended March 31, 2010 and 2009, respectively. The foregoing warranty reserve adjustments were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations.

The following table summarizes the warranty reserve activity for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Warranty reserve balance at beginning of year	$59,022	$89,318
Warranty expense provisions	990	1,474
Warranty cash payments	(2,029)	(2,238)
Warranty reserve adjustments	(3,929)	(3,643)

Warranty reserve balance at end of period	$54,054	$84,911

10.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by StarAmerican Insurance Ltd. (“StarAmerican”) and Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”); (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires or accidents, depending on the business conducted, and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the insurance reserve activity for the three months ended March 31, 2010 and 2009 (in thousands).

	Three Months Ended March 31,
	2010	2009
Insurance reserve balance at beginning of year	$51,606	$59,171
Insurance expense provisions	583	898
Insurance cash payments	(799)	(374)
Insurance reserve adjustments	-	-

Insurance reserve balance at end of period	$51,390	$59,695

11.	Information on Business Segments

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
	2010	2009
Homebuilding
West	$57,137	$74,682
Mountain	46,682	44,117
East	31,505	40,492
Other Homebuilding	9,036	13,683

Total Homebuilding	144,360	172,974
Financial Services and Other	5,621	5,563
Corporate	-	50
Intercompany adjustments	(2,903)	(2,655)

Consolidated	$147,078	$175,932

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

	Three Months Ended March 31,
	2010	2009
Homebuilding
West	$2,354	$(10,303)
Mountain	1,170	(4,811)
East	(1,519)	(2,371)
Other Homebuilding	(519)	(831)

Total Homebuilding	1,486	(18,316)
Financial Services and Other	1,846	1,621
Corporate	(24,574)	(24,378)

Consolidated	$(21,242)	$(41,073)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents and marketable securities.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2010	December 31, 2009
Homebuilding
West	$265,978	$190,204
Mountain	284,695	237,702
East	147,050	112,964
Other Homebuilding	31,879	26,778

Total Homebuilding	729,602	567,648
Financial Services and Other	107,425	133,957
Corporate	1,810,355	1,773,660
Intercompany adjustments	(2,657)	(45,957)

Consolidated	$2,644,725	$2,429,308

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2010	2009
Homebuilding
West	$1,074	$1,746
Mountain	463	562
East	312	503
Other Homebuilding	161	108

Total Homebuilding	2,010	2,919
Financial Services and Other	169	219
Corporate	753	755

Consolidated	$2,932	$3,893

12.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2010, the Company had issued and outstanding performance bonds and letters of credit totaling $108.4 million and $21.9 million, respectively, including $4.5 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

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

On December 7, 2009, MDC and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On January 15, 2010, the West Virginia Supreme Court of Appeals entered an order agreeing to consider the request to vacate the default judgment. The hearing to consider this request occurred on March 31, 2010. Pursuant to the rules of the Supreme Court, the underlying proceedings in the Circuit Court have been stayed pending a decision by the Supreme Court on the petition.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

Additionally, in the normal course of business, the Company is a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $15.6 million and $14.5 million at March 31, 2010 and December 31, 2009, respectively.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s loan sale agreements pursuant to which mortgage loans are sold to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior period loans; and (3) historical loss experience. The Company’s mortgage loan loss reserves of $8.2 million and $9.6 million at March, 31, 2010 and December 31, 2009, respectively, are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. During the three months ended March 31, 2010, the Company made $1.3 million in cash payments associated with its mortgage loan loss reserve.

13.	Lines of Credit and Total Debt Obligations

Homebuilding.  The Company’s homebuilding line of credit (“Homebuilding Line”) is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments, which has a maturity date of March 21, 2011. Effective April 5, 2010, the aggregate commitment under the Homebuilding Line was reduced from $100 million to $50 million (the “Commitment”) and thus the aggregate sublimit for letters of credit was reduced from $100 million to $50 million. The Commitment was reduced as the Company believes that it does not need the full capacity of the Homebuilding Line to meet its liquidity needs.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit rating and leverage ratio. At March 31, 2010 and December 31, 2009, there were no borrowings under the Homebuilding Line and there were $16.2 million and $16.7 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of the Company’s borrowing capacity under the permitted leverage ratio. Additionally, while the Company’s borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact its ability to issue letters of credit up to the limits specified in the Homebuilding Line.

Mortgage Lending.  As of March 31, 2010 HomeAmerican had, and continues to have, a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of March 31, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on October 28, 2010. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 4.5%. At HomeAmerican’s option the Balance Funded Rate (equal to 4.5%) may be applied to advances under the Mortgage Repurchase Facility provided Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility. At March 31, 2010 and December 31, 2009, the Company had $4.7 million and $29.1 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at March 31, 2010 and December 31, 2009, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported under the Mortgage Repurchase Facility in the Consolidated Balance Sheets.

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

The Homebuilding line also contains a cash flow/liquidity test. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company would have to maintain either (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined, which includes, among other things, cash, cash equivalents and certain marketable securities), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500 million. The Company’s compliance with the cash flow/liquidity test would be measured on a quarterly basis and failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

Additionally, pursuant to the Homebuilding Line, should there be a defaulting lender, the Company is required to: (i) prepay swing line loans or cash collateralize the defaulting lender’s share of the swing line loans and (ii) cash collateralize the defaulting lender’s share of the outstanding facility letters of credit.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth (as defined) requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity (as defined) requirement (the foregoing terms are defined in the Mortgage Repurchase Facility). Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Mortgage Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. The foregoing terms are defined in the Mortgage Repurchase Facility.

Failure to meet the foregoing negative covenants would constitute an event of default. In the event of default, USBNA may, at its option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default, and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price for each such Transaction shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transaction and the Default Pricing Rate by (ii) the Purchase Price for the Transaction as of the Repurchase Date, (c) all Income paid after the event of default will be payable to and retained by USBNA and applied to the aggregate unpaid Repurchase Prices owed by HomeAmerican, and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

In January 2010, the Company completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “2020 Notes”). The 2020 Notes, which pay interest in February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with its other general unsecured and unsubordinated indebtedness. The Company is not required to make any principal payments until February 2020. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding subsidiaries. The 2020 Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate (as defined) plus 0.35%, plus, in each case, accrued and unpaid interest. Upon the occurrence of both a change of control and a below investment grade rating event, the Company is required to offer to repurchase the 2020 Notes at a repurchase price in cash equal to 101% of the

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

aggregate principal amount of the notes. The Company received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. The Company will use the proceeds of the offering for general corporate purposes.

The Company’s senior notes are not secured and, while the senior notes indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The Company’s debt obligations at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010	December 31, 2009
7% Senior Notes due 2012	$149,506	$149,460
5 1/2 % Senior Notes due 2013	349,668	349,642
5 3/8 % Medium-Term Senior Notes due 2014	249,142	249,102
5 3/8 % Medium-Term Senior Notes due 2015	249,796	249,787
5 3/8 % Senior Notes due 2020	243,983	-

Total Senior Notes, net	$1,242,095	$997,991
Homebuilding line of credit	-	-

Total Corporate and Homebuilding Debt	1,242,095	997,991
Mortgage repurchase facility	4,714	29,115

Total Debt	$1,246,809	$1,027,106

14.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company had an income tax benefit of $0.4 million, or 1.7%, during the three months ended March 31, 2010, compared with $0.2 million or 0.5% during the three months ended March 31, 2009.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. During the three months ended March 31, 2010, there have been no material changes in the Company’s liability for unrecognized tax benefits.

In January 2010, the Company reached a settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns, which is subject to review by the Joint Committee on Taxation. The settlement is expected to result in a decrease of approximately $35 million in the Company’s gross unrecognized tax benefits. The settlement is also expected to result in an increase of approximately $13 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity and an income tax benefit of approximately $1 million in the Company’s Consolidated Statement of Operations. Finally, since the Company made a deposit of $35.6 million with the IRS during 2008 related to this audit, the settlement is expected to result in an increase of approximately $12 million to cash in the Company’s Consolidated Balance Sheets.

In February 2010, the Company received a $142.1 million federal income tax refund, which was generated by a 2009 federal net operating loss carry back to the 2004 and 2005 tax years in accordance with the provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at March 31, 2010 (per the table below) resulted primarily from an increase in the Company’s federal net operating loss carry forward, offset by a decrease in the Company’s asset impairment charges.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $216.3 million and $208.1 million at March 31, 2010 and December 31, 2009, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	March 31, 2010	December 31, 2009
Deferred tax assets
Asset impairment charges	$75,106	$87,121
State net operating loss carryforward	43,712	41,845
Warranty, litigation and other reserves	36,811	38,789
Federal net operating loss carryforward	24,384	5,716
Stock-based compensation expense	18,960	17,510
Alternative minimum tax credit carryforward	9,679	9,679
Accrued liabilities	8,455	7,921
Inventory, additional costs capitalized for tax purposes	6,971	7,317
Property, equipment and other assets, net	2,384	2,622
Charitable contribution carryforward	931	934
Deferred revenue	345	321

Total deferred tax assets	227,738	219,775
Valuation allowance	(216,291)	(208,144)

Total deferred tax assets, net of valuation allowance	11,447	11,631

Deferred tax liabilities
Deferred revenue	5,836	5,820
Accrued liabilities	765	926
Inventory, additional costs capitalized for financial statement purposes	642	681
Other, net	4,204	4,204

Total deferred tax liabilities	11,447	11,631

Net deferred tax asset	$-	$-

15.	Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The adoption of the amended provisions of ASC 810 during the 2010 first quarter did not have a material effect on the Company’s consolidated financial position or results of operations.

In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets.

In compliance with ASC 810, the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of March 31, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

The Company’s financial exposure with respect to VIE’s is limited to the forfeiture of non-refundable deposit of cash or letters of credit. As of March 31, 2010 the Company had non-refundable cash deposits and letters of credit totaling $9.5 million and $2.1 million respectively associated with the right to acquire 3,381 lots under Option Contracts.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

16.	Other Comprehensive Loss

Total other comprehensive loss includes net loss plus $1.2 million of unrealized gains on the Company’s available-for-sale marketable securities. The Company’s other comprehensive loss was $19.7 million during the three months ended March 31, 2010.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

March 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Asset
Cash and cash equivalents	$883,544	$2,841	$63,754	$-	$950,139
Marketable securities	830,438	-	-	-	830,438
Restricted cash	-	594	-	-	594
Receivables	10,333	14,866	2,463	(2,657)	25,005
Mortgage loans held-for-sale, net	-	-	36,704	-	36,704
Inventories, net
Housing completed or under construction	-	399,606	-	-	399,606
Land and land under development	-	277,276	-	-	277,276
Investment in subsidiaries	74,459	-	-	(74,459)	-
Other assets, net	86,914	34,398	3,651	-	124,963

Total Assets	$1,885,688	$729,581	$106,572	$(77,116)	$2,644,725

Liabilities
Accounts payable and related party liabilities	$3,683	$61,934	$998	$(2,657)	$63,958
Accrued liabilities	141,005	86,526	60,693	-	288,224
Advances and notes payable to parent and subsidiaries	(546,829)	556,073	(9,244)	-	-
Mortgage repurchase facility	-	-	4,714	-	4,714
Senior notes, net	1,242,095	-	-	-	1,242,095

Total Liabilities	839,954	704,533	57,161	(2,657)	1,598,991

Stockholders’ Equity	1,045,734	25,048	49,411	(74,459)	1,045,734

Total Liabilities and Stockholders’ Equity	$1,885,688	$729,581	$106,572	$(77,116)	$2,644,725

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Asset
Cash and cash equivalents	$1,210,123	$3,258	$20,871	$-	$1,234,252
Marketable securities	327,944	-	-	-	327,944
Restricted cash	-	476	-	-	476
Receivables	137,688	24,740	44,573	(45,957)	161,044
Mortgage loans held-for-sale, net	-	-	62,315	-	62,315
Inventories, net
Housing completed or under construction	-	260,324	-	-	260,324
Land and land under development	-	262,860	-	-	262,860
Investment in subsidiaries	90,413	-	-	(90,413)	-
Other assets, net	87,121	29,629	3,343	-	120,093

Total Assets	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

Liabilities
Accounts payable and related party liabilities	$48,331	$34,017	$696	$(45,957)	$37,087
Accrued liabilities	133,226	95,705	63,038	-	291,969
Advances and notes payable to parent and subsidiaries	(399,405)	410,285	(10,880)	-	-
Mortgage repurchase facility	-	-	29,115	-	29,115
Senior notes, net	997,991	-	-	-	997,991

Total Liabilities	780,143	540,007	81,969	(45,957)	1,356,162

Stockholders’ Equity	1,073,146	41,280	49,133	(90,413)	1,073,146

Total Liabilities and Stockholders’ Equity	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$143,846	$-	$(2,903)	$140,943
Land sales and other revenue	-	514	5,621	-	6,135
Equity in (loss) income of subsidiaries	2,354	-	-	(2,354)	-

Total Revenue	2,354	144,360	5,621	(5,257)	147,078

Costs and Expenses
Home cost of sales	-	112,311	(18)	(2,903)	109,390
Asset impairments	-	-	-	-	-
Marketing and commission expenses	-	12,189	-	-	12,189
General and administrative and other expenses	18,182	18,623	4,089	-	40,894

Total Operating Costs and Expenses	18,182	143,123	4,071	(2,903)	162,473

(Loss) income from Operations	(15,828)	1,237	1,550	(2,354)	(15,395)
Other (expense) income	(6,208)	48	313	-	(5,847)

(Loss) income before income taxes	(22,036)	1,285	1,863	(2,354)	(21,242)
Benefit from (provision for) income taxes	1,163	22	(816)	-	369

Net (Loss) Income	$(20,873)	$1,307	$1,047	$(2,354)	$(20,873)

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$76,099	$(128,646)	$66,417	$(2,354)	$11,516

Net cash used in investing activities	(501,747)	(20)	-	-	(501,767)

Financing activities
Payments from (advances to) subsidiaries	(131,470)	128,249	867	2,354	-
Proceeds from issuance of senior notes, net	242,288	-	-	-	242,288
Mortgage repurchase facility	-	-	(24,401)	-	(24,401)
Dividend payments	(11,784)	-	-	-	(11,784)
Proceeds from exercise of stock options	35	-	-	-	35
Excess tax benefit from stock-based compensation	-	-	-	-	-

Net cash provided by (used in) financing activities	99,069	128,249	(23,534)	2,354	206,138

Net (decrease) increase in cash and cash equivalents	(326,579)	(417)	42,883	-	(284,113)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$883,544	$2,841	$63,754	$-	$950,139

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$133,023	$53,433	$35,613	$17,424	$239,493

Net cash provided by (used in) investing activities	82,692	(2)	-	-	82,690

Financing activities
Payments from (advances to) subsidiaries	78,102	(54,470)	(6,208)	(17,424)	-
Mortgage repurchase facility	-	-	(30,756)	-	(30,756)
Dividend payments	(11,595)	-	-	-	(11,595)
Proceeds from exercise of stock options	56	-	-	-	56
Excess tax benefit from stock-based compensation	15	-	-	-	15

Net cash provided by (used in) financing activities	66,578	(54,470)	(36,964)	(17,424)	(42,280)

Net increase (decrease) in cash and cash equivalents	282,293	(1,039)	(1,351)	-	279,903
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,561,977	$2,497	$20,157	$-	$1,584,631

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

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

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily many of our homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year, through June 30, 2009. Effective July 1, 2009, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $6.0 million per year.

EXECUTIVE SUMMARY

During the three months ended March 31, 2010, our homebuilding operations experienced a 38% increase in net orders for homes even though the start of the spring selling season did not produce the robust net orders for homes that we had hoped for. Despite the slow start to the spring selling season, we did see increases in net orders for homes in each homebuilding segment and we saw our Backlog (as defined below) increase by 49% and 96% from December 31, 2009 and March 31, 2009, respectively. Additionally, we experienced a 700 basis point increase in Home Gross Margins with increases coming in each homebuilding segment during the 2010 first quarter, compared with the same period during 2009, and we did not incur any inventory impairments during the 2010 first quarter. This represents the first quarter since the 2006 second quarter in which we have not incurred any inventory impairments. Despite these improvements, we continued to experience decreases in home closing levels as our homes closed declined by 10% during the 2010 first quarter, compared with the 2009 first quarter. We also experienced decreases in the average selling prices for homes in most markets during the three months ended March 31, 2010, compared with the three months ended March 31, 2009. This performance resulted in a loss before income tax of $21.2 million during the three months ended March 31, 2010, compared with a loss before income tax of $41.1 million during the same period in 2009.

Contributing to our operational and financial performance during the 2010 first quarter were sales programs, which focused on offering low mortgage interest rates and the impending expiration of the federal homebuyer tax credit. The recession in the United States economy, high unemployment levels, high levels of distressed foreclosures and elevated resale home inventories, together with strong competition for new home sales, all impacted our financial and operating results during the three months ended March 31, 2010. Additionally, despite the increased affordability of new housing products, low interest rates and the availability of various federal and local tax credits or incentives, economic conditions continued to create uncertainty in the timing, strength and sustainability of any recovery in the new home sales market. As a result of these conditions, we continued to experience downward pressure on the average selling prices of our closed homes and homes in Backlog from December 31, 2009. We believe that stability in the credit and capital markets, improvement in U.S. employment levels and an eventual renewal of confidence in the United States and global economy will play a major role in any turnaround in the homebuilding and mortgage lending industries. While the United States government responded during 2009 by taking steps in an attempt to stabilize the banking system and financial markets, the future impact of these measures and other legislation or proposed legislation on the financial markets, and the timing of a sustainable turnaround in the homebuilding industry, remain unclear. See “Forward-Looking Statements” below.

Recognizing the challenges presented by the sustained downturn in the homebuilding and mortgage lending businesses, our management continued to work on the following: (1) strengthening our sales and marketing organization; (2) managing inventory levels; (3) purchasing lots or controlling lots under option; (4) improving our processes and business practices; and (5) improving the return on investment for our cash and marketable securities.

During the 2010 first quarter, we continued to strengthen our sales and marketing operations with training and special sales promotions, in an effort to improve sales velocity both before and after the April 30, 2010 expiration of the federal homebuyer tax credit. We continued to manage our inventory levels by limiting the number of finished spec and model homes, yet increased levels of unsold homes under construction at the foundation and framing stages to meet the needs of homebuyers who are required to close on their home purchases by June 30, 2010 in order to receive the federal homebuyer tax credit. Additionally, while competition for the purchase of finished lots continued to be intense during the 2010 first quarter, we were able to increase the total number of lots controlled through acquisition and lot option contracts by almost 2,200 in 39 new subdivisions. Additionally, during the 2010 first quarter, we continued to rebuild and improve our processes and business practices seeking to increase efficiency and standardized business practices nationwide. To that end, we continue to make progress toward the implementation of a new enterprise resource planning system. Finally, we continued to evaluate ways to improve the return on investment associated with our marketable securities. Accordingly, and in conjunction with receiving $142.0 million of our December 31, 2009 income tax receivable and generating $242.3 million from the issuance of senior notes in January 2010, we invested $550.2 million of cash into various debt and equity securities during the 2010 first quarter.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to: (1) homebuilding inventory valuation (held-for-development); (2) homebuilding inventory valuation (held-for-sale); (3) warranty costs; (4) insurance reserves; (5) legal accruals; (6) income taxes—valuation allowance; (7) income taxes reserves; (8) revenue recognition; (9) home cost of sales; (10) mortgage loan loss reserves; (11) stock-based compensation; (12) segment reporting; and (13) land option contracts. Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

KEY HOMEBUILDING MEASURES

The table below sets forth information relating to orders for homes (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Orders For Homes, net (units)
Arizona	168	158	10	6%
California	26	75	(49)	-65%
Nevada	170	95	75	79%

West	364	328	36	11%

Colorado	270	134	136	101%
Utah	125	41	84	205%

Mountain	395	175	220	126%

Delaware Valley	14	14	-	0%
Maryland	33	37	(4)	-11%
Virginia	66	56	10	18%

East	113	107	6	6%

Florida	59	58	1	2%
Illinois	-	8	(8)	-100%

Other Homebuilding	59	66	(7)	-11%

Total	931	676	255	38%

Estimated Value of Orders for Homes, net	$257,655	$191,000	$66,655	35%
Estimated Average Selling Price of Orders for Homes, net	$276.8	$282.5	$(5.7)	-2%

Orders for Homes, net.  During the three months ended March 31, 2010, net orders for homes increased in most of our homebuilding divisions. The increase in these markets primarily was attributable to higher demand for new homes due to continued low interest rate levels, decreases in the average selling prices of homes, making them more affordable, the federal homebuyer tax credit and strengthening our sales and marketing departments. We did experience decreases in net orders for homes in California and Maryland, primarily resulting from having fewer active subdivisions during the 2010 first quarter compared with the 2009 first quarter.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Arizona	108	172	(64)	-37%
California	46	59	(13)	-22%
Nevada	98	74	24	32%

West	252	305	(53)	-17%

Colorado	108	91	17	19%
Utah	52	40	12	30%

Mountain	160	131	29	22%

Delaware Valley	4	19	(15)	-79%
Maryland	26	26	-	0%
Virginia	40	41	(1)	-2%

East	70	86	(16)	-19%

Florida	41	49	(8)	-16%
Illinois	-	9	(9)	-100%

Other Homebuilding	41	58	(17)	-29%

Total	523	580	(57)	-10%

During the three months ended March 31, 2010, our home closings decreased by 57 units or 10%. The decrease primarily was driven by closing 53 fewer homes in our West segment. In the West segment, we closed 64 fewer homes in Arizona as we had 55 fewer units in Backlog at the beginning of the 2010 first quarter, compared with the beginning of the 2009 first quarter. Also in Arizona, we had a 36% decrease in the number of active subdivisions during the 2010 first quarter, which also contributed to a decline in home closings as we had fewer homes available to be sold and closed. Home closings in our Mountain segment increased during the three months ended March 31, 2010 as we had 187 more homes in Backlog at the beginning of the 2010 first quarter, compared with the 2009 first quarter. Offsetting this improvement was the impact of closing fewer homes in each market of our East and Other Homebuilding segments.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended March 31,		Change
	2010	2009
Homebuilding
West	26.4%	21.4%	5.0%
Mountain	18.7%	7.0%	11.7%
East	18.0%	14.0%	4.0%
Other Homebuilding	24.2%	11.4%	12.8%

Consolidated	22.4%	15.4%	7.0%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments in our warranty reserves. During the three months ended March 31, 2010 and 2009, we experienced warranty adjustments in most of our homebuilding segments. These adjustments resulted primarily from a continued significant downward trend in the amount of warranty payments incurred on our previously closed homes. Because our warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing downward trend in warranty payments resulted in a reduction to the Company’s warranty reserves during 2009 and continued into 2010.

The following table sets forth the warranty adjustments we recorded to home cost of sales during the three months ended March 31, 2010 and 2009 by reportable segment (in thousands).

	Three Months Ended March 31,
	2010	2009
(Decrease) Increase to Home Cost of Sales
West	$(2,572)	$(3,173)
Mountain	(800)	513
East	(196)	(983)
Other Homebuilding	(361)	-

Total	$(3,929)	$(3,643)

The following table sets forth our Home Gross Margins excluding warranty adjustments.

	Three Months Ended March 31,		Change
	2010	2009
West	21.9%	17.0%	4.9%
Mountain	17.0%	8.2%	8.8%
East	17.4%	11.6%	5.8%
Other	20.2%	11.4%	8.8%

Consolidated	19.6%	13.2%	6.4%

Also impacting Home Gross Margins in each of our homebuilding segments were decreases in home cost of construction primarily resulting from closing more of our newer product, which is generally smaller and is built in a more cost efficient manner and lower interest expense included in home cost of sales. These items were partially offset by increases in the lot cost per closed home and decreases in the average selling price of closed homes in most markets of our homebuilding segments primarily resulting from closing more of our newer smaller product.

In our West segment, Home Gross Margins during the three months ended March 31, 2010 were impacted positively by a reduction of $29,400 per closed home in home cost of construction, a 220 basis point reduction of interest in home cost of sales and a $11,100 increase in the average selling price of closed homes in the Arizona market of this segment. These items partially were offset by an $11,600 increase in the lot cost per closed home in the West segment and a $46,200 and $13,700 decrease in the average selling price of closed homes in the California and Nevada markets, respectively.

In our Mountain segment, Home Gross Margins were impacted positively by a decrease of $53,200 per closed home in home cost of construction and a 340 basis point decrease in interest expense in cost of sales. These items were partially offset by a $52,500 and $25,100 decrease in the average selling price of closed homes in Colorado and Utah, respectively.

In the East segment, Home Gross Margins were impacted positively by a decrease of $52,100 per closed home in home cost of construction and a 230 basis point reduction in interest expense in cost of sales. These items were partially offset by a $19,900 increase in the lot cost per closed home and decreases of $90,800, $30,700 and $16,100 in the average selling prices of closed homes in Delaware Valley, Virginia and Maryland markets, respectively.

In the Other Homebuilding segment, Home Gross Margins were impacted positively by a decrease of $57,800 per closed home in home cost of construction and a 60 basis point decrease in interest expense in cost of sales. These items partially were offset by a $30,400 increase in the lot cost per closed home.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment, including recurring effects of the recession in the United States, as well as homebuyers’ reluctance to purchase new homes based on concerns about employment conditions; (2) continued and/or increases in home foreclosure levels; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) deterioration in the demand for new homes in our markets; (6) fluctuating energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; (9) increases in the costs of finished lots; (10) changes in our warranty payment experiences and/or increases in warranty expenses or litigation expenses associated with construction defect claims; and (11) other general risk factors. See “Forward-Looking Statements” below.

The following table sets forth a reconciliation of our home cost of sales as reported to home cost of sale excluding warranty, which is used in the calculation of Home Gross Margins excluding warranty adjustments by reportable segment.

Three Months Ended March, 31, 2010	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Home Cost of Sales - Excluding Warrant Adjustments	Home Gross Margins - Excluding Warranty Adjustments (1)
West	$56,727	$41,745	$(2,572)	$44,317	21.9%
Mountain	46,599	37,879	(800)	38,679	17.0%
East	31,486	25,817	(196)	26,013	17.4%
Other	9,034	6,852	(361)	7,213	20.2%
Intercompany adjustments	(2,903)	(2,903)	-	(2,903)	N/A

Consolidated	$140,943	$109,390	$(3,929)	$113,319	19.6%

Three Months Ended March, 31, 2009
West	$71,628	$56,288	$(3,173)	$59,461	17.0%
Mountain	44,006	40,906	513	40,393	8.2%
East	40,376	34,707	(983)	35,690	11.6%
Other	13,627	12,079	-	12,079	11.4%
Intercompany adjustments	(2,655)	(2,655)	-	(2,655)	N/A

Consolidated	$166,982	$141,325	$(3,643)	$144,968	13.2%

(1)

Home Gross Margins excluding the impact of warranty adjustments is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustment has on our Home Gross Margins.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	March 31, 2010	December 31, 2009	March 31, 2009
Backlog (units)
Arizona	163	103	144
California	56	76	65
Nevada	160	88	74

West	379	267	283

Colorado	369	207	115
Utah	167	94	43

Mountain	536	301	158

Delaware Valley	33	23	22
Maryland	110	103	69
Virginia	99	73	51

East	242	199	142

Florida	77	59	44
Illinois	-	-	2

Other Homebuilding	77	59	46

Total	1,234	826	629

Backlog Estimated Sales Value	$381,000	$265,000	$196,000

Estimated Average Selling Price of Homes in Backlog	$308.8	$320.8	$311.6

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at March 31, 2010 increased in each homebuilding segment as our net orders for homes during the 2010 first quarter exceeded our home closings in each market. The Backlog estimated sales value also increased from December 31, 2009 due to the 49% increase in the number of homes in Backlog at March 31, 2010, partially offset by the 4% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009
Homebuilding
West	19%	22%	-3%
Mountain	21%	23%	-2%
East	28%	31%	-3%
Other Homebuilding	32%	20%	12%

Consolidated	22%	23%	-1%

The Cancellation Rate in most of our segments did not change significantly except in our Other Homebuilding segment in which we experienced a higher volume of home orders cancellations where the homebuyer was not able to qualify for a mortgage loan.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	March 31, 2010	December 31, 2009	March 31, 2009
Arizona	28	28	37
California	3	3	16
Nevada	17	18	23

West	48	49	76

Colorado	41	42	45
Utah	17	16	22

Mountain	58	58	67

Delaware Valley	1	1	2
Maryland	8	8	12
Virginia	7	7	10

East	16	16	24

Florida	10	10	7
Illinois	-	-	1

Other Homebuilding	10	10	8

Total	132	133	175

Average Selling Price Per Home Closed.  The average selling price for our closed homes includes the base sales price, any purchased options and upgrades, reduced by any Sales Price Incentives (defined as discounts on the sales price of a home) or Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican). The following tables set forth our average selling price per home closed, by market (dollars in thousands).

		Three Months Ended March 31,		Change
		2010	2009	Amount	%
Arizona		$203.7	$192.6	$11.1	6%
California		351.9	398.1	(46.2)	-12%
Colorado		299.8	352.3	(52.5)	-15%
Delaware Valley		334.1	424.9	(90.8)	-21%
Florida		220.3	219.2	1.1	1%
Illinois		N/A	320.4	N/A	N/A
Maryland		424.5	440.6	(16.1)	-4%
Nevada		189.3	203.0	(13.7)	-7%
Utah		273.5	298.6	(25.1)	-8%
Virginia		477.8	508.5	(30.7)	-6%
Average		$269.5	$287.9	$(18.4)	-6%

The average selling price in most of our markets decreased during the three months ended March 31, 2010. These declines were primarily attributable to a shift in the mix of product that were closed during the 2010 first quarter as we were able to close on more of our newer and smaller products, which were introduced into the market in late 2009. We did experience an increase in the average selling price of closed homes in our Arizona market primarily resulting from a shift in mix of product as we closed larger homes during the 2010 first quarter.

RESULTS OF OPERATIONS

The following discussion compares results for the three months ended March 31, 2010 with the three months ended March 31, 2009.

Home Sales Revenue.  Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives (defined as discounts on the sales price of a home) or Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican). The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
West	$56,727	$71,628	$(14,901)	-21%
Mountain	46,599	44,006	2,593	6%
East	31,486	40,376	(8,890)	-22%
Other Homebuilding	9,034	13,627	(4,593)	-34%

Total Homebuilding	143,846	169,637	(25,791)	-15%

Intercompany adjustments	(2,903)	(2,655)	(248)	-9%

Consolidated	$140,943	$166,982	$(26,039)	-16%

Home sales revenue in our West, East and Other Homebuilding segments was lower during the three months ended March 31, 2010, primarily due to closing 53, 16 and 17 fewer homes in each segment, respectively. Additionally, we experienced decreases in the average selling prices of homes in nearly each market of these segments during the three months ended March 31, 2010. For our Mountain segment, the increase in home sales revenue primarily resulted from closing 29 more homes, partially offset by a 15% and 8% decrease in the average selling price of closed homes in the Colorado and Utah markets, respectively.

Land Sales.  Land sales revenue during the three months ended March 31, 2010 was not material. During the three months ended March 31, 2009, land sales revenue was $2.6 million and related to the sale of 115 lots in our West segment.

Other Revenue.  Gains on the sale of mortgage loans and broker origination fees, net primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties and fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consist of forfeiture of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$4,010	$3,869	$141	4%
Insurance revenue	1,289	1,429	(140)	-10%
Title and other revenue	821	1,034	(213)	-21%

Total other revenue	$6,120	$6,332	$(212)	-3%

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs (both incurred and estimated to be incurred), warranty costs and finance and closing costs, including Closing

Cost Incentives (defined as homebuyer closing costs assistance paid by Richmond American Homes to a third-party). Home cost of sales excludes expenses associated with commissions, amortization of deferred marketing costs and inventory impairment charges. However, while inventory impairment charges recorded during a reporting period do not impact home cost of sales, they do impact future home cost of sales as they lower the lot cost basis of the impaired inventory.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$41,745	$56,288	$(14,543)	-26%
Mountain	37,879	40,906	(3,027)	-7%
East	25,817	34,707	(8,890)	-26%
Other Homebuilding	6,852	12,079	(5,227)	-43%

Total Homebuilding	112,293	143,980	(31,687)	-22%
Intercompany adjustments	(2,903)	(2,655)	(248)	-9%

Consolidated	$109,390	$141,325	$(31,935)	-23%

During the three months ended March 31, 2010, the decrease in our consolidated home cost of sales resulted primarily from the following: (1) closing 57 fewer homes, which resulted in a $13.9 million decrease to home cost of sales; (2) $20.0 million associated with a decrease in the cost of home construction for our closed homes as we closed more of our smaller sized product which is generally more cost efficient to build; and (3) a $4.8 million decrease in interest expense. These items partially were offset by a $5.9 million increase in the lot cost basis of our inventory.

The decrease in our West segment during the three months ended March 31, 2010, primarily resulted from the following decreases: (1) closing 53 fewer homes, which resulted in a $9.8 million decrease to home cost of sales; (2) $7.4 million associated with a decrease in the cost of home construction for our closed homes as we closed more of our smaller sized product which is generally more cost efficient to build; and (3) $1.3 million decrease in interest expense. These items partially were offset by a $2.9 million increase in the lot cost basis of our inventory.

In our Mountain segment, the decline during the three months ended March 31, 2010, primarily resulted from the following decreases: (1) $8.5 million associated with a decrease in the cost of home construction for our closed homes as we closed more of our smaller sized product which is generally more cost efficient to build; (2) a $1.9 million decrease in interest expense; and (3) $1.3 million decrease associated with adjustments in our warranty reserves. These items partially were offset by closing 29 more homes, which resulted in a $9.1 million increase to home cost of sales.

In our East segment, the decline during the three months ended March 31, 2010, primarily resulted from the following: (1) closing 16 fewer homes, which resulted in a $6.5 million decrease to home cost of sales; (2) $3.6 million associated with a decrease in the cost of home construction for our closed homes as we closed more of our smaller sized product which is generally more cost efficient to build; and (3) a $1.3 million decrease in interest expense. These items partially were offset by an increase in the lot cost basis of our closed homes which contributed to a $1.4 million increase to home cost of sales.

The decrease in our Other Homebuilding segment during the three months ended March 31, 2010, primarily resulted from: (1) closing 17 fewer homes, which resulted in a $3.5 million decrease to home cost of sales; and (2) $2.4 million associated with a decrease in the cost of home construction for our closed homes as we closed more of our smaller sized product which is generally more cost efficient to build. These items partially were offset by an increase in the lot cost basis of our closed homes, which contributed to a $1.2 million increase to home cost of sales.

Land Cost of Sales.  Land cost of sales during the 2010 first quarter was not material. During the three months ended March 31, 2009, land cost of sales was $1.3 million and related to the sale of 115 lots in our West segment.

Asset Impairments.  We did not have any asset impairments during the three months ended March 31, 2010. The following table sets forth, by reportable segment, the asset impairments recorded for the three months ended March 31, 2009 (in thousands).

Three Months Ended March 31, 2009
Land and Land Under Development (Held-for-Development)
West	$9,791
Mountain	254
East	150
Other Homebuilding	17

Subtotal	10,212

Housing Completed or Under Construction (Held-for-Development)
West	3,276
Mountain	-
East	600
Other Homebuilding	267

Subtotal	4,143

Other Assets	214

Consolidated Asset Impairments	$14,569

The 2009 first quarter impairments of our held-for-development inventories were concentrated in the Nevada market of the West segment. These impairments resulted from significant decreases in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that were in the close out phase.

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last five quarters, as well as the fair value of these inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
Three Months Ended	Held-for- Development	Held-for- Sale	Total Inventory Impairments
March 31, 2010	$-	$-	$-	$-	-	-
December 31, 2009	12,276	234	12,510	29,536	336	10
September 30, 2009	1,103	-	1,103	4,172	61	3
June 30, 2009	1,725	(557)	1,168	2,978	53	2
March 31, 2009	14,355	-	14,355	38,602	719	46

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$3,069	$4,533	$(1,464)	-32%
Mountain	2,179	2,035	144	7%
East	1,264	1,688	(424)	-25%
Other Homebuilding	548	576	(28)	-5%

Consolidated	$7,060	$8,832	$(1,772)	-20%

The $1.8 million decrease in marketing expenses during the three months ended March 31, 2010 primarily resulted from decreases of: (1) $0.7 million in employee compensation and other employee-related benefit costs; and (2) $0.6 million in amortization of deferred marketing costs resulting from closing 57 fewer homes and a 23% decrease in the number of model homes at March 31, 2010, compared with March 31, 2009.

Commission Expenses.  Commission expenses primarily include direct commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$2,139	$2,567	$(428)	-17%
Mountain	1,572	1,668	(96)	-6%
East	1,105	1,608	(503)	-31%
Other Homebuilding	313	515	(202)	-39%

Consolidated	$5,129	$6,358	$(1,229)	-19%

Commission expense was lower in our West, East and Other Homebuilding segments primarily due to closing 53, 16 and 17 fewer homes, respectively, in these segments and decreases in the average selling price of closed homes for nearly each market within these three segments. In our Mountain segment, commission expense decreased during the three months ended March 31, 2010 due to a $52,500 and $25,100 decrease in the average selling price of closed homes in our Colorado and Utah markets, respectively, partially offset by 22% increase in the number of homes closed for the Mountain segment.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$7,340	$6,895	$445	6%
Mountain	3,724	4,050	(326)	-8%
East	4,836	3,771	1,065	28%
Other Homebuilding	1,826	1,063	763	72%

Total Homebuilding	17,726	15,779	1,947	12%

Financial Services and Other	4,088	4,498	(410)	-9%
Corporate	18,389	18,104	285	2%

Consolidated	$40,203	$38,381	$1,822	5%

Our consolidated general and administrative expense increased during the three months ended March 31, 2010, primarily resulting from a $3.1 million increase in legal-related costs and $1.7 million increase in employee compensation and other employee-related benefit costs. These items partially were offset by decreases of $0.9 million in fees associated with our Homebuilding Line and $2.0 million in other general and administrative expenses, which includes, among other things, office-related expenses, depreciation and mortgage loan loss expenses.

General and administrative expenses in our West, East and Other Homebuilding segments increased during the three months ended March 31, 2010, primarily resulting from legal-related costs. In our Mountain segment, general and administrative expenses decreased, primarily resulting from lower employee compensation and other employee-related benefit costs.

In our Financial Services and Other segment, general and administrative expenses decreased due to decreases in the mortgage loan loss reserve. In our Corporate segment, general and administrative costs were relatively flat during the three months ended March 31, 2010. Impacting this segment were increases in employee compensation and other employee-related benefit costs, partially offset by decreases in fees associated with our Homebuilding Line.

Other Operating Expenses.  Other operating expenses of $0.4 million and $0.3 million during the three months ended March 31, 2010 and 2009, respectively, primarily relate to write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense, primarily on our senior notes, and gain or loss on the sale of other assets. Interest income during the three months ended March 31, 2010 increased, primarily from an increase in our cash, cash equivalents and marketable securities balances during 2010. Interest expense was also higher during the 2010 first quarter, primarily resulting from an increase in our debt level due to the issuance of $250 million in senior notes in January 2010.

(Loss) Income Before Income Taxes.  The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$2,354	$(10,303)	$12,657	123%
Mountain	1,170	(4,811)	5,981	124%
East	(1,519)	(2,371)	852	36%
Other Homebuilding	(519)	(831)	312	38%

Total Homebuilding	1,486	(18,316)	19,802	108%

Financial Services and Other	1,846	1,621	225	14%
Corporate	(24,574)	(24,378)	(196)	-1%

Consolidated	$(21,242)	$(41,073)	$19,831	48%

Overall, the financial performance in each of our homebuilding segments improved during the 2010 first quarter as this was the first quarter since the 2006 fourth quarter in which we have not experienced inventory impairments. This, together with the improvements in Home Gross Margins, more than offset the impact of closing 10% fewer homes during the 2010 first quarter. While the overall financial performance of the Company did improve during the 2010 first quarter, we continue to be adversely affected by the lack of homebuyer demand, unprecedented changes that occurred in the mortgage finance, banking and insurance industries during 2008 and 2009, including the failure or takeover of a number of major industry leaders, as well as governmental intervention in, and support of, the businesses of many surviving entities. These factors contributed to the following, which impacted our financial results during the three months ended March 31, 2010: (1) high levels of competition for new home orders driven by builders that significantly reduced new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

In our West segment, we reported income before income taxes of $2.4 million during the three months ended March 31, 2010, compared to a $10.3 million loss before income taxes during the same period in 2009. This improvement was primarily due to: (1) the absence of any inventory impairments during the 2010 first quarter, compared with $13.1 million of impairments during the same period in 2009; and (2) a combined decrease of $1.9 million in commission and sales and marketing expenses and a 500 basis point increase in Home Gross Margins. These improvements partially were offset by closing 53 fewer homes and a $0.4 million increase in general and administrative expenses. In our Mountain segment, we reported income before income taxes of $1.2 million during the three months ended March 31, 2010, compared with a loss before income taxes of $4.8 million during the same period in 2009. This improvement was primarily due to: (1) a 1,170 basis point improvement in our Home Gross Margins; (2) closing 29 more homes, a 22% improvement over the 2009 first quarter; and (3) a combined decrease of $0.4 million in general and administrative expenses and commission expense.

In our East segment, our 2010 first quarter loss before income taxes was lower, primarily due to the following: (1) a combined decrease of $0.9 million in sales, marketing and commission expenses; (2) the absence of any inventory impairments during the 2010 first quarter, compared with $0.8 million during the same period in 2009; and (3) a 400 basis point increase in Home Gross Margins. These improvements partially were offset by closing 16 fewer homes, representing a 19% decrease in home closings.

In our Other Homebuilding segment, the loss before income taxes for the 2010 first quarter was lower ,primarily due to the following: (1) a 1,280 basis point increase in Home Gross Margins; (2) the absence of any inventory impairments during the 2010 first quarter, compared with $0.3 million during the same period in 2009; and (3) a combined decrease of $0.2 million in sales, marketing and commission expenses. These items partially were offset by a $0.8 increase in general and administrative expenses during the 2010 first quarter and the impact of closing 17 fewer homes, a 29% decline from the 2009 first quarter.

In our Financial Services and Other segment, income before income taxes increased, primarily due to a $0.4 million decrease in general and administrative expenses.

Loss before income taxes in our Corporate segment during the 2010 first quarter was higher, primarily due to a $0.3 million increase in general and administrative expenses and a $0.6 million increase in interest expense on our senior notes. These items partially were offset by a $0.7 million increase in interest income during the three months ended March 31, 2010.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, we had an income tax benefit of $0.4 million, or 1.7%, during the three months ended March 31, 2010, compared with $0.2 million or 0.5% during the three months ended March 31, 2009.

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

	March 31, 2010	December 31, 2009	March 31, 2009
Arizona	$40,033	$32,839	$20,811
California	52,063	36,790	4,278
Nevada	27,324	27,591	21,916

West	119,420	97,220	47,005

Colorado	99,376	97,406	82,131
Utah	16,148	24,093	24,902

Mountain	115,524	121,499	107,033

Delaware Valley	1,851	2,909	3,923
Maryland	6,057	6,592	12,297
Virginia	25,952	26,071	29,441

East	33,860	35,572	45,661

Florida	4,791	5,329	3,677
Illinois	3,681	3,240	3,205

Other Homebuilding	8,472	8,569	6,882

Total	$277,276	$262,860	$206,581

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	March 31, 2010	December 31, 2009	March 31, 2009
Arizona	$49,656	$30,838	$51,935
California	38,082	23,890	51,848
Nevada	40,681	23,714	33,624

West	128,419	78,442	137,407

Colorado	117,612	85,537	94,231
Utah	35,836	19,239	28,225

Mountain	153,448	104,776	122,456

Delaware Valley	6,009	3,907	9,222
Maryland	47,899	26,729	26,731
Virginia	42,527	29,739	33,628

East	96,435	60,375	69,581

Florida	21,304	16,731	15,951
Illinois	-	-	4,010

Other Homebuilding	21,304	16,731	19,961

Total	$399,606	$260,324	$349,405

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	March 31, 2010	December 31, 2009	March 31, 2009
Lots Owned
Arizona	1,040	1,075	1,365
California	756	581	695
Nevada	894	966	1,045

West	2,690	2,622	3,105

Colorado	2,549	2,514	2,523
Utah	366	545	621

Mountain	2,915	3,059	3,144

Delaware Valley	64	82	110
Maryland	94	100	180
Virginia	318	241	227

East	476	423	517

Florida	127	138	242
Illinois	141	141	141

Other Homebuilding	268	279	383

Total	6,349	6,383	7,149

Lots Controlled Under Option
Arizona	482	328	460
California	232	113	149
Nevada	429	222	95

West	1,143	663	704

Colorado	507	537	158
Utah	145	117	-

Mountain	652	654	158

Delaware Valley	-	-	14
Maryland	602	575	350
Virginia	271	192	620

East	873	767	984

Florida	713	500	438
Illinois	-	-	-

Other Homebuilding	713	500	438

Total	3,381	2,584	2,284

Total Lots Owned and Controlled	9,730	8,967	9,433

During the three months ended March 31, 2010, our total number of lots owned (excluding homes completed or under construction) decreased slightly from December 31, 2009, primarily due to the transfer of lots from land to homes completed or under construction. These items partially were offset by the purchase of more than 1,400 lots across most of our markets. Despite the impact of transferring of lots to work in process, we increased our land and land under development by $14.4 million since December 31, 2009, primarily due to the purchase of more than 1,400 lots during the quarter. The acquisition of lots during the 2010 first quarter relates to nearly 40 existing and new subdivisions that have or we expect will become active. Additionally, our housing completed and under construction increased by $139.3 million, as we increased the total homes under construction from 1,321 at December 31, 2009 to 2,311 at March 31, 2010. This increase was primarily attributable to a 104% increase in the number of unsold homes under construction, mostly at the foundation or framing stage of construction, and a 76% increase in sold homes under construction.

Our total number of lots under option increased in each of our homebuilding segments and within most of our markets from December 2009. The increase in each homebuilding segment resulted from entering into lot option agreements that we believe meet our underwriting criteria within each market of this segment. This increase was partially offset by exercising our right to purchase lots under existing option contracts.

The table below shows the amount of non-refundable option deposits (in thousands).

	March 31, 2010	December 31, 2009	March 31, 2009
Non-refundable Option Deposits
Cash	$9,467	$7,654	$5,526
Letters of Credit	2,084	2,134	3,257

Total Non-refundable Option Deposits	$11,551	$9,788	$8,783

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	March 31, 2010	December 31, 2009	March 31, 2009
Unsold Homes Under Construction - Final	48	41	293
Unsold Homes Under Construction - Frame	675	389	255
Unsold Homes Under Construction - Foundation	376	109	100

Total Unsold Homes Under Construction	1,099	539	648
Sold Homes Under Construction	1,002	570	471
Model Homes	210	212	274

Homes Completed or Under Construction	2,311	1,321	1,393

During the 2010 first quarter, we experienced a significant increase in the number of sold and unsold homes under construction. The increase in unsold homes under construction primarily related to homes at the foundation and framing stage of construction. The building of our sold and unsold homes under construction resulted primarily from the anticipation of selling and closing homes prior to the expiration of the federal homebuyer tax credit which is set to expire for homes that are not sold by April 30, 2010 and closed by June 30, 2010.

OTHER OPERATING RESULTS

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended March 31,		Change
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$108,090	$126,507	$(18,417)	-15%

Principal amount of mortgage loans brokered	$2,856	$12,965	$(10,109)	-78%

Capture Rate	84%	82%	2%
Including brokered loans	86%	90%	-4%
Mortgage products (% of mortgage loans originated)
Fixed rate	95%	100%	-5%
Adjustable rate - other	5%	0%	5%

Prime loans (1)	26%	42%	-16%
Government loans (2)	74%	58%	16%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated and brokered decreased during the three months ended March 31, 2010, primarily due to the Company closing 10% fewer homes and a 6% decrease in the average selling price of closed homes.

Forward Sales Commitments.  HomeAmerican originates mortgage loans that generally are sold forward and subsequently delivered to third-party purchasers within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. We apply the fair value option under ASC 825 for our mortgage loans held-for-sale and attempt to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we are hedging without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. Due to this hedging philosophy, we believe that the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our balances of cash and cash equivalents, marketable securities and capital resources, is currently being generated internally through cash flows from operations and from external sources, primarily our senior notes, line of credit and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that, after the issuance of $250 million of senior notes in January 2010 allows us to issue equity, debt or hybrid securities up to $750 million.

In January 2010, we completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “Notes”). The Notes, which pay interest February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding subsidiaries. We received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. The Company will use the proceeds of the offering for general corporate purposes. With respect to our current liquidity, we are managing our cash and investments as we begin to redeploy our cash back into homebuilding through acquisition of land. It continues to be unclear, however, when such a recovery will occur and how rapidly homebuilding activities will resume.

Capital Resources

Our capital structure is a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015, 5 5/8% senior notes due 2020 and our homebuilding line of credit (the “Homebuilding Line”); and (3) our Mortgage Repurchase Facility. We continue to monitor and evaluate the adequacy of and/or need for our Homebuilding Line and Mortgage Repurchase Facility. As further discussed below, the amount of the Commitment (as defined in our discussion of Lines of Credit and Senior Notes below) on our Homebuilding Line was reduced from $100 million at December 31, 2009 to $50 million effective April 5, 2010. We believe that the amount of our Commitment after the reduction on April 5, 2010 is appropriate. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Homebuilding Line and Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our near and intermediate term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or our country’s capital or credit markets occurs as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Lines of Credit and Senior Notes

Our homebuilding line of credit is an unsecured revolving line of credit with a group of lenders for support of our homebuilding segments, which has a maturity date of March 21, 2011. Effective April 5, 2010, we reduced the aggregate commitment under the Homebuilding Line from $100 million to $50 million (the “Commitment”). The Commitment was reduced as we believe that we did not need the full borrowing capacity of the Homebuilding Line to meet our liquidity needs and that we will be able to fund our homebuilding operations through our existing cash and cash equivalents. Additionally, as a result of the reduction in our Commitment, our capacity to borrow under the Homebuilding Line increased slightly from approximately $83.3 million at December 31, 2009 to $83.8 million at March 31, 2010 and subsequently decreased on April 5, 2010 to $33.8 million as a result of the reduction in the Commitment from $100 million to $50 million.

Interest rates for borrowings on the Homebuilding Line, if any, are determined by reference to an applicable London Interbank Offered Rate (“LIBOR”) or to an alternate base rate, each with a margin that is determined based on changes in our credit rating and leverage ratio. Additionally, we incur costs associated with unused commitment fees pursuant to the terms of the Homebuilding Line. At March 31, 2010 and December 31, 2009, there were no borrowings under the Homebuilding Line and there were $16.2 million and $16.7 million, respectively, in letters of credit outstanding as of such dates. The outstanding letters of credit reduce the amount that is available to be borrowed under the Commitment. However, the outstanding letters of credit do not impact the calculation of our borrowing capacity under the permitted leverage ratio. Additionally, while our borrowing capacity may be reduced under the permitted leverage ratio, this reduction does not impact our ability to issue letters of credit, up to the limits specified in the Homebuilding Line.

In connection with the declaration and payment of dividends, we are required to comply with certain covenants contained in our Homebuilding Line. Pursuant to the terms of the Homebuilding Line, we are permitted to pay dividends, except if we are in a scheduled reduction, or term out, under the Homebuilding Line, if we are in default under the Homebuilding Line or if paying a dividend would result in a failure to meet the Consolidated Tangible Net Worth Test, the Leverage Test or the Cash Flow/Liquidity Test.

General.  The agreements for our Homebuilding Line and Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations.

The table below sets forth the actual results of the financial covenant requirements and calculations under our Homebuilding Line at March 31, 2010.

	Covenant Test	Covenant Results
Leverage test - Permitted Leverage Ratio (maximum)	50.0%	42.8%
Interest Coverage Test - Interest Coverage Ratio (minimum)	2.0 : 1.0	0.5 : 1.0
Consolidated Tangible Net Worth Test (minimum)	$852,000,000	$992,000,000
Consolidated Tangible Net Worth Floor (minimum)	$652,000,000	$992,000,000
Cash Flow Test (minimum)	1.5 : 1.0	0.5 : 1.0
Liquidity Test (minimum)	$500,000,000	$782,000,000

The financial covenants contained in the Homebuilding Line agreement include a leverage test. A failure to satisfy the leverage test would not result in a default, but would initiate a scheduled reduction in the amount of the Commitment. Under the Homebuilding Line, our maximum permitted leverage ratio will vary between 50% and 55% depending on the results of our Interest Coverage Test (as defined in the Homebuilding Line) and our actual leverage ratio is not to exceed the maximum permitted leverage ratio. If our Interest Coverage Ratio (as defined in the Homebuilding Line) is below 2.0 to 1.0, the maximum permitted leverage ratio will decrease. However, in no event will the maximum permitted leverage ratio decrease below 50%. Additionally, if the Interest Coverage Ratio falls below 1.5 to 1.0, then we are required to pass the cash flow/liquidity test. Our Interest Coverage Ratio was 0.5 to 1.0 at March 31, 2010, and, as a result, our maximum permitted leverage ratio (as defined in its Homebuilding Line agreement) was 50% as of March 31, 2010.

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

The Homebuilding line also contains a cash flow/liquidity test. Under this test, if the Company fails to maintain for any fiscal quarter ending on and after December 31, 2008 an Interest Coverage Ratio (as defined) equal to or greater than 1.5 to 1.0 for the period of four consecutive fiscal quarters, then as of the end of such fiscal quarter and as of the end of all fiscal quarters thereafter until the Interest Coverage Ratio is greater than or equal to 1.5 to 1.0, the Company would have to maintain either (1) a ratio of (A) Adjusted Cash Flow From Operations (as defined) to (B) Consolidated Interest Incurred (as defined) of greater than or equal to 1.5 to 1.0 or (2) a sum of (A) Borrowing Base Availability (as defined) plus (B) Unrestricted Cash (as defined, which includes, among other things, cash, cash equivalents and certain marketable securities), to the extent such Unrestricted Cash is not included in calculating Borrowing Base Availability, less (C) principal payments due on Consolidated Indebtedness (as defined) within the next succeeding four fiscal quarters, equal to or greater than $500 million. Our compliance with the cash flow/liquidity test would be measured on a quarterly basis and failure to satisfy this test would not result in a default but would result in a scheduled reduction in the amount of the facility.

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

Mortgage Lending.  As of March 31, 2010, HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of March 31, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on October 28, 2010. At March 31, 2010 and December 31, 2009, we had $4.7 million and $29.1 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 4.5%. At HomeAmerican’s option the Balance Funded Rate (equal to 4.5%) may be applied to advances under the Mortgage Repurchase Facility provided Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth (as defined) requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, and (iv) a minimum Liquidity (as defined) requirement (the foregoing terms are defined in the Mortgage Repurchase Facility). Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Mortgage Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. The foregoing terms are defined in the Mortgage Repurchase Facility.

Failure to meet the foregoing negative covenants would constitute an event of default. In the event of default, USBNA may, at its option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default, and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price for each such Transaction shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transaction and the Default Pricing Rate by (ii) the Purchase Price for the Transaction as of the Repurchase Date, (c) all Income paid after the event of default will be payable to and retained by USBNA and applied to the aggregate unpaid Repurchase Prices owed by HomeAmerican and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at March 31, 2010.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$25,566,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	0.6 : 1.0
Adjusted Net Income (minimum)	$1	$6,665,000
Liquidity Test (minimum)	$8,000,000	$31,104,000

MDC Common Stock Repurchase Program

At March 31, 2010, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2010 and 2009.

Consolidated Cash Flow

During the three months ended March 31, 2010, we generated $11.5 million of cash from operating activities, primarily due to collecting $142.0 million of our December 31, 2009 income tax receivable and a $25.6 million decrease in our mortgage loans held-for-sale. These items partially were offset by the increase of our homebuilding inventory, which resulted in the use of $152.6 million of cash during the 2010 first quarter as we purchased more than 1,400 lots and increased the total sold and unsold homes under construction from 1,119 at December 31, 2009 to 2,101 at March 31, 2010.

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

We used $501.8 million in cash from investing activities during the three months ended March 31, 2010, primarily attributable to purchasing $550.0 million of marketable securities and $2.1 million of property and equipment relating to our new enterprise resource planning system. Our purchases of marketable securities were made seeking greater returns by purchasing certain securities whose original maturities to the Company were longer than three months. These items partially were offset by the $48.7 million of marketable securities that matured during the three months ended March 31, 2010 and collected $1.7 million associated with our investments in The Reserve’s Primary Fund.

We generated $82.7 million of cash from investing activities during the three months ended March 31, 2009, primarily attributable to: (1) collecting $54.4 million associated with our investments in The Reserve’s Primary and Government money market funds; and (2) $54.9 million of marketable securities, which matured during the 2009 first quarter. Partially offsetting these sources of cash were $22.9 million of additional purchases of marketable securities and $3.7 million of property and equipment purchases, primarily attributable to our new enterprise resource planning system.

During the 2010 first quarter, we generated $206.1 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. The proceeds from the issuance of the senior notes will be used for general corporate purposes. Partially offsetting this item was: (1) the use of $24.4 million to pay down borrowings on our Mortgage Repurchase Facility; and (2) $11.8 million in dividend payments. We used $42.3 million of cash from financing activities during the 2009 first quarter, primarily resulting from a net payment on our mortgage repurchase facility of $30.8 million and $11.6 million in dividend payments.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2010, we had non-refundable deposits of $9.5 million in the form of cash and $2.1 million in the form of letters of credit to secure option contracts to purchase lots. At March 31, 2010, the total purchase price for lots under option was approximately $201 million.

At March 31, 2010, we had outstanding performance bonds and letters of credit totaling approximately $108.4 million and $21.9 million, respectively, including $4.5 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those at December 31, 2009, except for the additional interest to be paid associated with the issuance of the $250 million 5 5/8% senior notes due 2020. Our contractual obligations associated with the 5 5/8% senior notes due 2010 are as follows (in thousands):

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Interest	$140,402	$13,839	$28,125	$28,125	$70,313
Principal	250,000	—	—	—	250,000

Total	$390,402	$13,839	$28,125	$28,125	$320,313

IMPACT OF INFLATION AND CHANGING PRICES

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2009 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2009 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at March 31, 2010.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

M.D.C. HOLDINGS, INC.

FORM 10-Q

PART II

Item 1.	Legal Proceedings

Because of the nature of the homebuilding business, we and certain of our subsidiaries and affiliates have been named as defendants in various claims, complaints and other legal actions arising in the ordinary course of business, including product liability claims and claims associated with the sale and financing of our homes. In the opinion of management, the outcome of these ordinary course matters will not have a material adverse effect upon our financial condition, results of operations or cash flows.

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

On December 7, 2009, MDC and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On January 15, 2010, the West Virginia Supreme Court of Appeals entered an order agreeing to consider the request to vacate the default judgment. The hearing to consider this request occurred on March 31, 2010. Pursuant to the rules of the Supreme Court, the underlying proceedings in the Circuit Court have been stayed pending a decision by the Supreme Court on the petition.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

We can give no assurance as to the final outcomes of these cases, or whether they would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2009.

For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2009, which include the following:

•

The homebuilding industry has experienced a significant downturn, and although there have been recent signs of improvement, its duration and ultimate severity remain uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our business and financial results.

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

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	Our income tax provision and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

•	The homebuilding industry is cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

•	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

•	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

•	We are dependent on the services of key employees, and the loss of their services could hurt our business.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the third quarter of 2009. Additionally, there were no sales of unregistered equity securities during the first quarter of 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

4.1	Supplemental indenture dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

EXHIBIT INDEX

4.1	Supplemental indenture dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2010	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Christopher M. Anderson
Christopher M. Anderson,
Senior Vice President and
Chief Financial Officer

	By:	/s/ Vilia Valentine
Vilia Valentine,
Vice President – Finance, Corporate
Controller and Chief Accounting Officer