Form 10-Q
period 2010-06-30
MDC HOLDINGS INC
filed 2010-07-30
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, 47,139,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$692,132	$1,234,252
Marketable securities	941,403	327,944
Restricted cash	713	476
Receivables
Home sales receivables	34,096	10,056
Income taxes receivable	641	145,144
Other receivables	17,412	5,844
Mortgage loans held-for-sale, net	112,065	62,315
Inventories, net
Housing completed or under construction	382,971	260,324
Land and land under development	370,352	262,860
Property and equipment, net	41,188	38,421
Deferred tax asset, net of valuation allowance of $217,455 and $208,144 at June 30, 2010 and December 31, 2009, respectively	-	-
Related party assets	7,856	7,856
Prepaid expenses and other assets, net	80,369	73,816

Total Assets	$2,681,198	$2,429,308

Liabilities
Accounts payable	$51,888	$36,087
Accrued liabilities	289,614	291,969
Related party liabilities	86	1,000
Mortgage repurchase facility	65,305	29,115
Senior notes, net	1,242,325	997,991

Total Liabilities	1,649,218	1,356,162

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,195,000 and 47,139,000 issued and outstanding, respectively, at June 30, 2010 and 47,070,000 and 47,017,000 issued and outstanding, respectively, at December 31, 2009	472	471
Additional paid-in-capital	810,929	802,675
Retained earnings	222,532	270,659
Accumulated other comprehensive loss	(1,294)	-
Treasury stock, at cost; 56,000 and 53,000 shares at June 30, 2010 and December 31, 2009, respectively	(659)	(659)

Total Stockholders’ Equity	1,031,980	1,073,146

Total Liabilities and Stockholders’ Equity	$2,681,198	$2,429,308

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue

Home sales revenue	$311,276	$185,554	$452,219	$352,536
Land sales revenue	5,699	1,954	5,714	4,572
Other revenue	9,355	7,758	15,475	14,090

Total Revenue	326,330	195,266	473,408	371,198

Costs and Expenses

Home cost of sales	255,062	152,118	364,452	293,443
Land cost of sales	4,974	1,500	5,165	2,841
Asset impairments, net	-	1,243	-	15,812
Marketing expenses	11,475	7,930	18,535	16,762
Commission expenses	11,611	6,953	16,740	13,311
General and administrative expenses	44,588	37,800	84,791	76,181
Other operating expenses	529	292	1,020	557
Related party expenses	-	4	9	9

Total Operating Costs and Expenses	328,239	207,840	490,712	418,916

Loss from Operations	(1,909)	(12,574)	(17,304)	(47,718)

Other income (expense)
Interest income	7,541	2,968	11,969	7,039
Interest expense	(9,436)	(9,838)	(19,810)	(19,578)
Other income	105	381	204	121

Loss before income taxes	(3,699)	(19,063)	(24,941)	(60,136)
Benefit from (provision for) income taxes, net	15	(10,519)	384	(10,299)

NET LOSS	$(3,684)	$(29,582)	$(24,557)	$(70,435)

LOSS PER SHARE

Basic	$(0.08)	$(0.64)	$(0.53)	$(1.52)

Diluted	$(0.08)	$(0.64)	$(0.53)	$(1.52)

DIVIDENDS DECLARED PER SHARE	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating Activities
Net loss	$(24,557)	$(70,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities Asset impairments, net	-	15,812
Amortization of deferred marketing costs	5,528	3,804
Write-offs of land option deposits and pre-acquisition costs	873	557
Depreciation and amortization of long-lived assets	2,573	2,920
Stock-based compensation expense	8,202	7,325
Gain on sale of assets, net	(550)	(1,531)
Other non-cash expenses	872	1,223
Net changes in assets and liabilities:
Restricted cash	(237)	51
Home sales and other receivables	(35,608)	7,620
Income taxes receivable	144,503	169,862
Mortgage loans held-for-sale, net	(49,750)	17,575
Housing completed or under construction	(122,647)	114,079
Land and land under development	(105,669)	16,506
Prepaid expenses and other assets, net	(14,629)	(4,235)
Accounts payable	15,801	(211)
Accrued liabilities	(3,639)	(29,104)

Net cash (used in) provided by operating activities	(178,934)	251,818

Investing Activities

Purchase of marketable securities	(722,159)	(81,926)
Maturity of marketable securities	88,287	64,864
Sale of marketable securities	19,119	-
Proceeds from redemption requests on unsettled trades	1,678	55,554
Purchase of property and equipment	(5,072)	(4,549)

Net cash (used in) provided by investing activities	(618,147)	33,943

Financing Activities

Proceeds from issuance of senior notes	242,288	-
Payment on mortgage repurchase facility	(45,470)	(34,873)
Advances on mortgage repurchase facility	81,660	24,175
Dividend payments	(23,570)	(23,437)
Proceeds from exercise of stock options	53	3,471

Net cash provided in (used in) financing activities	254,961	(30,664)

Net (decrease in) increase in cash and cash equivalents	(542,120)	255,097
Cash and cash equivalents
Beginning of period	1,234,252	1,304,728

End of period	$692,132	$1,559,825

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company has evaluated subsequent events for recognition or disclosure through the date the Unaudited Consolidated Financial Statements were filed with the SEC. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2010 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 5, 2010.

The Consolidated Statements of Operations for the three and six months ended June 30, 2010 and Consolidated Statement of Cash Flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2009 Annual Report on Form 10-K.

2.	Asset Impairment

The Company’s held-for-development inventory is included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets.

The Company evaluates its held-for-development inventory for impairment at each quarter end. The Company did not have any impairments of its homebuilding inventory during the three and six months ended June 20, 2010. The following table sets forth, by reportable segment, the asset impairments recorded during the three and six months ended June 30, 2009 (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Land and Land Under Development (Held-for-Development)
West	$-	$9,791
Mountain	-	254
East	1,450	1,600
Other Homebuilding	-	17

Subtotal	1,450	11,662

Housing Completed or Under Construction (Held-for-Development)
West	-	3,276
Mountain	-	-
East	275	875
Other Homebuilding	-	267

Subtotal	275	4,418

Land and Land Under Development (Held-for-Sale)
West	(557)	(557)
Mountain	-	-
East	-	-
Other Homebuilding	-	-

Subtotal	(557)	(557)

Other Assets	75	289

Consolidated Asset Impairments	$1,243	$15,812

During the 2009 second quarter, the Company’s impairments were concentrated in two subdivisions in the East segment and primarily resulted from declines in the demand for homes in these subdivisions.

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

Marketable securities.  The Company’s marketable securities consist of both held-to-maturity and available-for-sale securities. The Company’s held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; and (2) deposit securities, which may include, among others, certificates of deposit and time deposits. For those debt securities that the Company has both the ability and intent to hold to their maturity dates, the Company classifies such debt securities as held-to-maturity. The Company’s held-to-maturity debt securities are reported at amortized cost in the Consolidated Balance Sheets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The following table shows the Company’s carrying value of its held-to-maturity marketable securities by both security type and maturity date as well as the estimated fair value for each security type (in thousands).

	June 30, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$472,106	$472,380	$160,765	$159,752
Debt securities - maturity 1 to 5 years	140,529	141,733	64,679	64,844
Deposit securities - maturity less than 1 year	2,500	2,508	2,500	2,558

Total held-to-maturity securities	$615,135	$616,621	$227,944	$227,154

Included in the Company’s June 30, 2010 held-to-maturity investment balances are $560.3 million of debt securities that were in a gross unrealized gain position of $1.8 million and $54.8 million of debt securities that were in a gross unrealized loss position of $0.3 million. Because the Company has the intent and ability to hold these securities to maturity and ultimately expects to receive the contractual amounts due to it, the Company has concluded that the decrease in fair value of these securities is not indicative of an other-than-temporary-impairment. Accordingly, the Company has continued to record each of these securities at its amortized cost.

For certain debt securities, primarily corporate debt, the Company may not have the intent to hold them until their maturity date and, as such, the Company classifies such debt securities as available-for-sale. The Company’s available-for-sale securities also include holdings in a fund that invests predominantly in fixed income securities. The Company records all of its available-for-sale marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. The fair value of the Company’s marketable securities are based upon Level 1 fair value inputs.

The following table sets forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities (in thousands).

	June 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity security	$101,388	$101,209	$100,000	$100,000
Debt securities	226,174	225,059	-	-

Total available-for-sale securities	$327,562	$326,268	$100,000	$100,000

Mortgage Loans Held-for-Sale, Net.  As of June 30, 2010, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2010 and December 31, 2009, the Company had $79.1 million and $42.8 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 1 input being the quoted market prices for those mortgage loans. At June 30, 2010 and December 31, 2009, the Company had $31.3 million and $19.4 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. For the Company’s held-for-development subdivisions, the Company determines the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The Company did not record any impairment to subdivisions during the three and six months ended June 30, 2010.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Related Party Asset.  The Company’s related party assets are debt security bonds that it acquired from a quasi-municipal corporation in the state of Colorado. The Company has estimated the fair value of the related party assets based upon discounted cash flows as the Company does not believe there is a readily available market for such assets. The Company used a 15% discount rate in determining the present value of the estimated future cash flows from the bonds. The estimated cash flows from the bonds are ultimately based upon the Company’s estimated cash flows associated with the building, selling and closing of homes in one of its Colorado subdivisions. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the estimated fair value of the related party assets approximates its carrying value.

Mortgage Repurchase Facility.  The Company’s Mortgage Repurchase Facility (as defined below) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

Senior Notes.  The estimated fair values of the senior notes in the following table are considered to be Level 2 fair value inputs pursuant to ASC 820 and are an estimated fair value of the bonds when compared with bonds in the homebuilding sector (in thousands).

	June 30, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,553	$161,977	$149,460	$161,550
5 1/2 % Senior Notes due 2013	349,694	361,270	349,642	360,500
5 3/8 % Medium Term Senior Notes due 2014	249,183	255,242	249,102	240,050
5 3/8 % Medium Term Senior Notes due 2015	249,804	253,450	249,787	236,800
5 5/8 % Senior Notes due 2020	244,091	236,508	-	-

Total	$1,242,325	$1,268,447	$997,991	$998,900

4.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include forward sales securities commitments and private investor sales commitments to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At June 30, 2010, the Company had $99.8 million in interest rate lock commitments, which consisted of $70.1 million in loan locks and $29.7 million in 4.25% promotional program commitments. Additionally, the Company had $105.2 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and six months ended June 30, 2010 and 2009.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

5.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	June 30, 2010	December 31, 2009
Accrued liabilities
Liability for unrecognized tax benefits	$60,197	$60,226
Warranty reserves	51,986	59,022
Insurance reserves	48,312	51,606
Land development and home construction accruals	20,042	21,236
Accrued compensation and related expenses	19,535	20,297
Accrued executive deferred compensation	19,163	17,782
Accrued interest payable	17,879	12,023
Legal accruals	14,910	14,489
Loan loss reserves	8,069	9,641
Customer and escrow deposits	6,610	5,524
Other accrued liabilities	22,911	20,123

Total accrued liabilities	$289,614	$291,969

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Loss Per Share

For purposes of calculating loss per share (“EPS”), as the Company has participating security holders (security holders who receive non-forfeitable dividends on unvested restricted stock) it is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings between the holders of common stock and the Company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e. dividends) and undistributed earnings (i.e. net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock. The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic and Diluted Loss Per Common Share
Net loss	$(3,684)	$(29,582)	$(24,557)	$(70,435)
Less: distributed and undistributed earnings allocated to participating securities	(135)	(100)	(259)	(201)

Net loss attributable to common stockholders	$(3,819)	$(29,682)	$(24,816)	$(70,636)

Basic and diluted weighted-average shares outstanding	46,617	46,548	46,615	46,474
Basic Loss Per Common Share	$(0.08)	$(0.64)	$(0.53)	$(1.52)

Dilutive Loss Per Common Share	$(0.08)	$(0.64)	$(0.53)	$(1.52)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three and six months ended June 30, 2010 and 2009 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares during the three and six months ended June 30, 2010 and were 0.4 million shares during the three and six months ended June 30, 2009.

7.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets. The Company has determined that inventory is a qualifying asset during the period of active development and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Interest activity is shown below (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total Interest Incurred

Corporate and homebuilding segments	$18,158	$14,455	$35,089	$28,948
Financial Services and Other	127	83	206	174

Total interest incurred	$18,285	$14,538	$35,295	$29,122

Total Interest Capitalized

Interest capitalized, beginning of period	$31,773	$36,050	$28,339	$39,239
Interest capitalized	8,849	4,700	15,485	9,544
Previously capitalized interest included in home cost of sales	(8,202)	(8,661)	(11,404)	(16,694)

Interest capitalized, end of period	$32,420	$32,089	$32,420	$32,089

8.	Warranty Reserves

Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it home was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded, that would result in a corresponding adjustment to home cost of sales. During the 2010 second quarter, in light of a continued decrease in the Company’s warranty payments, and similar to its procedure in prior years, the Company engaged a third-party actuary to assist in its analysis of estimated future warranty payments. Based upon the actuarial analysis, the Company refined its methodology of estimating a reasonable range for warranty reserves. The Company believes the refined methodology will result in a better estimate of warranty cost exposure especially in periods of declining payment activity and provide better visibility to the sensitivity of the estimate in the current environment. The Company will continue to periodically engage a third-party actuary for purposes of assisting us in evaluating and determining the reasonableness of our warranty reserves.

The following table summarizes the warranty reserve activity for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warranty reserve balance at beginning of period	$54,054	$84,911	$59,022	$89,318
Warranty expense provisions	2,220	1,872	3,210	3,346
Warranty cash payments	(2,611)	(2,327)	(4,640)	(4,565)
Warranty reserve adjustments	(1,677)	(10,904)	(5,606)	(14,547)

Warranty reserve balance at end of period	$51,986	$73,552	$51,986	$73,552

The warranty adjustments recorded during the three and six months ended June 30, 2010 and 2009, primarily were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations and resulted from the improvement in historical warranty payment trends on previously closed homes.

9.	Insurance Reserves

The Company records expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies and re-insurance agreements issued by Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”) and StarAmerican Insurance Ltd. (“StarAmerican”); (2) self-insurance, including workers compensation; and (3) deductible amounts under the Company’s insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns such as those caused by natural disasters, fires or accidents, depending on the business conducted, and changing regulatory and legal environments.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2010 and 2009 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Insurance reserve balance at beginning of period	$51,390	$59,695	$51,606	$59,171
Insurance expense provisions	1,231	929	1,814	1,827
Insurance cash payments	(4,309)	(222)	(5,108)	(596)
Insurance reserve adjustments	-	(1,007)	-	(1,007)

Insurance reserve balance at end of period	$48,312	$59,395	$48,312	$59,395

The insurance payments incurred during the three and six months ended June 30, 2010, primarily related to payments for certain insurance claims for which a separate case reserve was previously established.

10.	Information on Business Segments

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding
West	$123,193	$81,758	$180,330	$156,440
Mountain	110,112	57,658	156,794	101,775
East	72,657	39,479	104,162	79,971
Other Homebuilding	16,757	13,117	25,793	26,800

Total Homebuilding	322,719	192,012	467,079	364,986
Financial Services and Other	9,143	7,006	14,764	12,569
Corporate	-	-	-	50
Intercompany adjustments	(5,532)	(3,752)	(8,435)	(6,407)

Consolidated	$326,330	$195,266	$473,408	$371,198

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding
West	$6,357	$10,075	$8,711	$(228)
Mountain	4,962	(2,308)	6,132	(7,119)
East	1,455	(4,626)	(64)	(6,997)
Other Homebuilding	295	(677)	(224)	(1,508)

Total Homebuilding	13,069	2,464	14,555	(15,852)
Financial Services and Other	4,089	2,615	5,935	4,236
Corporate	(20,857)	(24,142)	(45,431)	(48,520)

Consolidated	$(3,699)	$(19,063)	$(24,941)	$(60,136)

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

	June 30, 2010	December 31, 2009
Homebuilding
West	$300,848	$190,204
Mountain	328,696	237,702
East	170,525	112,964
Other Homebuilding	36,457	26,778

Total Homebuilding	836,526	567,648
Financial Services and Other	183,478	133,957
Corporate	1,663,851	1,773,660
Intercompany adjustments	(2,657)	(45,957)

Consolidated	$2,681,198	$2,429,308

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Homebuilding
West	$2,211	$771	$3,285	$2,517
Mountain	1,091	640	1,554	1,202
East	639	443	951	946
Other Homebuilding	237	72	398	180

Total Homebuilding	4,178	1,926	6,188	4,845
Financial Services and Other	170	167	339	386
Corporate	821	738	1,574	1,493

Consolidated	$5,169	$2,831	$8,101	$6,724

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2010, the Company had issued and outstanding performance bonds and letters of credit totaling $90.7 million and $19.8 million, respectively, including $5.3 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Legal Reserves.  Litigation has been filed by homeowners in West Virginia against MDC, its subsidiary Richmond American Homes of West Virginia, Inc. (“RAH West Virginia”) and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The plaintiffs seek compensatory and punitive damages and medical monitoring costs for alleged negligent construction, failure to warn, breach of warranty or contract, breach of implied warranty of habitability, fraud, and intentional and negligent infliction of emotional distress based upon alleged exposure to radon gas. The litigation includes the following actions:

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

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

By orders dated November 4 and 18, 2009, the trial court struck the answers filed by the Company and RAH West Virginia and entered judgment by default in favor of the plaintiffs on liability, with damages to be determined in a subsequent jury trial. On December 7, 2009, the Company and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On January 15, 2010, the West Virginia Supreme Court of Appeals entered an order agreeing to consider the request to vacate the default judgment. The hearing to consider this request occurred on March 31, 2010.

On June 16, 2010, the West Virginia Supreme Court of Appeals rendered its opinion holding that imposition of a default judgment sanction will be upheld if a trial court’s findings adequately demonstrate and establish willfulness, bad faith or fault. The Supreme Court of Appeals found that the sanctions orders lacked the required specificity. The Supreme Court of Appeals noted that the trial court is authorized to impose sanctions if the action taken is based on specific factual findings of serious misconduct in light of the standards set forth in the opinion. The Supreme Court of Appeals granted the Company and RAH West Virginia a writ of prohibition and vacated the trial court’s sanctions orders.

Pursuant to the rules of the Supreme Court, the underlying proceedings in the Circuit Court had been stayed pending the Supreme Court’s decision. Under the Supreme Court’s applicable rules, the stay expired on July 19, 2010.

Also, a new lawsuit has been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This action was filed on May 12, 2010, by forty plaintiffs from eleven households in Jefferson and Berkeley Counties. To date, this action has not been consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case are substantially similar to the Joy, Bauer and Saliba cases.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

Additionally, in the normal course of business, the Company is a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $14.9 million and $14.5 million at June 30, 2010 and December 31, 2009, respectively.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s loan sale agreements pursuant to which mortgage loans are sold to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior period loans; and (3) historical loss experience. The Company’s mortgage loan loss reserves of $8.1 million and $9.6 million at June 30, 2010 and December 31, 2009, respectively, are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. The Company made cash payments associated with its mortgage loan loss reserve of $1.3 million during the six months ended June 30, 2010.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

12.	Lines of Credit and Total Debt Obligations

Homebuilding.  On June 30, 2010, the Company terminated its homebuilding line of credit (“Homebuilding Line”), which was an unsecured revolving line of credit with a group of lenders that had a maturity date of March 21, 2011. The Company used this facility to provide letters of credit required in the ordinary course of its business and financing in support of its homebuilding segments. There were no penalties associated with the termination of the credit facility and the Company believes that at the time of termination it was in compliance with the covenants under the Homebuilding Line credit agreement. Prior to the termination of the Homebuilding Line, the Company transferred or replaced all letters of credit that had been outstanding. At the time of the termination, the Homebuilding Line had an aggregate commitment of $12.0 million and the Company had no letters of credit and no borrowings outstanding under the line. The Homebuilding Line was terminated as the Company believes that it does not need the Homebuilding Line to meet its liquidity needs.

Mortgage Lending.  As of June 30, 2010 HomeAmerican had, and continues to have, a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of June 30, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on October 28, 2010. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 4.5%. At HomeAmerican’s option the Balance Funded Rate (equal to 4.5%) may be applied to certain advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility. At June 30, 2010 and December 31, 2009, the Company had $65.3 million and $29.1 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at June 30, 2010 and December 31, 2009, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported as a liability in Mortgage Repurchase Facility in the Consolidated Balance Sheets.

General.  The agreement for the Company’s Mortgage Repurchase Facility requires compliance with certain representations, warranties and covenants. The Company believes that it is in compliance with these representations, warranties and covenants and the Company is not aware of any covenant violations.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Failure to meet the foregoing negative covenants would constitute an event of default. In the event of default, USBNA may, at its option, declare the Repurchase Date for any or all Transactions to be deemed immediately to occur. Upon such event of default, and if USBNA exercises its right to terminate any Transactions, then (a) HomeAmerican’s obligation to repurchase all Purchased Loans in such Transactions will become immediately due and payable; (b) the Repurchase Price for each such Transaction shall be increased by the aggregate amount obtained by daily multiplication of (i) the greater of the Pricing Rate for such Transaction and the Default Pricing Rate by (ii) the Purchase Price for the Transaction as of the Repurchase Date, (c) all Income paid after the event of default will be payable to and retained by USBNA and applied to the aggregate unpaid Repurchase Prices owed by HomeAmerican, and (d) HomeAmerican shall deliver any documents relating to Purchased Loans subject to such Transactions to USBNA. Upon the occurrence of an event of default, USBNA may (a) sell any or all Purchased Loans subject to such Transactions on a servicing released or servicing retained basis and apply the proceeds to the unpaid amounts owed by HomeAmerican, (b) give HomeAmerican credit for such Purchased Loans in an amount equal to the Market Value and apply such credit to the unpaid amounts owed by HomeAmerican, (c) replace HomeAmerican as Servicer, (d) exercise its right under the Mortgage Repurchase Facility with respect to the Income Account and Escrow Account, and (e) with notice to HomeAmerican, declare the Termination Date to have occurred. The foregoing terms are defined in the Mortgage Repurchase Facility.

In January 2010, the Company completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “2020 Notes”). The 2020 Notes, which pay interest in February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with its other general unsecured and unsubordinated indebtedness. The Company is not required to make any principal payments until February 2020. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of the Company’s homebuilding subsidiaries. The 2020 Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate (as defined) plus 0.35%, plus, in each case, accrued and unpaid interest. Upon the occurrence of both a change of control and a below investment grade rating event, the Company is required to offer to repurchase the 2020 Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the notes. The Company received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. The Company is using the proceeds of the offering for general corporate purposes.

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries. The Company’s debt obligations at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
7% Senior Notes due 2012	$149,553	$149,460
5 1/2 % Senior Notes due 2013	349,694	349,642
5 3/8 % Medium-Term Senior Notes due 2014	249,183	249,102
5 3/8 % Medium-Term Senior Notes due 2015	249,804	249,787
5 5/8 % Senior Notes due 2020	244,091	-

Total Senior Notes, net	$1,242,325	$997,991
Mortgage repurchase facility	65,305	29,115

Total Debt	$1,307,630	$1,027,106

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

13.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company’s overall effective income tax rates were 0.4% and 1.5% during the three and six months ended June 30, 2010, respectively, and -55.2% and -17.1% during the three and six months ended June 30, 2009, respectively. The change in the effective tax rates during the 2010 second quarter and first six months, compared with the same periods during 2009, resulted primarily from recording during the 2009 second quarter a $9.7 million income tax expense related to an IRS examination of the Company’s 2008 net operating loss carryback to 2006.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. During the three and six months ended June 30, 2010, there have been no material changes in the Company’s liability for unrecognized tax benefits.

During the 2010 first quarter, the Company reached a settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns, which settlement is subject to review by the Joint Committee on Taxation (“Joint Committee”). The settlement is expected to result in a decrease of approximately $35 million in the Company’s gross unrecognized tax benefits. The settlement is also expected to result in an increase of approximately $13 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity and an income tax benefit of approximately $1 million in the Company’s Consolidated Statement of Operations. Finally, since the Company made a deposit of $35.6 million, included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets, with the IRS during 2008 related to this audit, the settlement is expected to result in an increase of approximately $12 million to cash in the Company’s Consolidated Balance Sheets. At June 30, 2010, the Company was still awaiting final review by the Joint Committee.

Also during the 2010 first quarter, the Company received a $142.1 million federal income tax refund, which was generated by a 2009 federal net operating loss carry back to the 2004 and 2005 tax years in accordance with the provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at June 30, 2010 (per the table below) resulted primarily from an increase in the Company’s federal and state net operating loss carry forwards, offset by a decrease in the Company’s asset impairment charges.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $217.5 million and $208.1 million at June 30, 2010 and December 31, 2009, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	June 30, 2010	December 31, 2009
Deferred tax assets
Asset impairment charges	$55,245	$87,121
State net operating loss carryforward	45,676	41,845
Federal net operating loss carryforward	43,688	5,716
Warranty, litigation and other reserves	35,282	38,789
Stock-based compensation expense	20,392	17,510
Alternative minimum tax credit carryforward	9,679	9,679
Accrued liabilities	8,628	7,921
Inventory, additional costs capitalized for tax purposes	6,961	7,317
Property, equipment and other assets, net	2,151	2,622
Charitable contribution carryforward	932	934
Deferred revenue	351	321

Total deferred tax assets	228,985	219,775
Valuation allowance	(217,455)	(208,144)

Total deferred tax assets, net of valuation allowance	11,530	11,631

Deferred tax liabilities
Deferred revenue	6,256	5,820
Inventory, additional costs capitalized for financial statement purposes	627	681
Accrued liabilities	406	926
Other, net	4,241	4,204

Total deferred tax liabilities	11,530	11,631

Net deferred tax asset	$-	$-

14.	Variable Interest Entities

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

In compliance with ASC 810, the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIE”) and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of June 30, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE.

The Company’s financial exposure with respect to VIEs is limited to the forfeiture of non-refundable deposit of cash or letters of credit. As of June 30, 2010 the Company had cash deposits and letters of credit totaling $7.9 million and $2.7 million, respectively, associated with the right to acquire 3,606 lots under Option Contracts.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The Company cash deposits for Option Contracts are included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets.

15.	Other Comprehensive Loss

Total other comprehensive loss includes net loss plus $2.4 million and $1.3 million, respectively, during the three and six months ended June 30, 2010 of unrealized loss on the Company’s available-for-sale marketable securities. Accordingly, the Company’s other comprehensive loss was $6.1 million and $25.9 million, respectively, during the three and six months ended June 30, 2010.

16.	Supplemental Guarantor Information

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

Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Balance Sheet

June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Asset
Cash and cash equivalents	$655,241	$5,485	$31,406	$-	$692,132
Marketable securities	911,863	-	29,540	-	941,403
Restricted cash	-	713	-	-	713
Receivables	11,371	40,832	2,603	(2,657)	52,149
Mortgage loans held-for-sale, net	-	-	112,065	-	112,065
Inventories, net
Housing completed or under construction	-	382,971	-	-	382,971
Land and land under development	-	370,352	-	-	370,352
Investment in subsidiaries	106,192	-	-	(106,192)	-
Other assets, net	87,049	36,396	5,968	-	129,413

Total Assets	$1,771,716	$836,749	$181,582	$(108,849)	$2,681,198

Liabilities
Accounts payable and related party liabilities	$2,743	$51,331	$557	$(2,657)	$51,974
Accrued liabilities	135,367	91,493	62,754	-	289,614
Advances and notes payable to parent and subsidiaries	(640,699)	638,903	1,796	-	-
Mortgage repurchase facility	-	-	65,305	-	65,305
Senior notes, net	1,242,325	-	-	-	1,242,325

Total Liabilities	739,736	781,727	130,412	(2,657)	1,649,218

Stockholders’ Equity	1,031,980	55,022	51,170	(106,192)	1,031,980

Total Liabilities and Stockholders’ Equity	$1,771,716	$836,749	$181,582	$(108,849)	$2,681,198

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$316,809	$-	$(5,533)	$311,276
Land sales and other revenue	-	5,910	9,144	-	15,054
Equity in (loss) income of subsidiaries	15,307	-	-	(15,307)	-

Total Revenue	15,307	322,719	9,144	(20,840)	326,330

COSTS AND EXPENSES
Home cost of sales	-	260,614	(19)	(5,533)	255,062
Asset impairments, net	-	-	-	-	-
Marketing and commission expenses	-	23,086	-	-	23,086
General and administrative and other expenses	18,607	25,828	5,656	-	50,091

Total Operating Costs and Expenses	18,607	309,528	5,637	(5,533)	328,239

(Loss) income from Operations	(3,300)	13,191	3,507	(15,307)	(1,909)
Other income (expense)	(2,422)	28	604	-	(1,790)

(Loss) income before income taxes	(5,722)	13,219	4,111	(15,307)	(3,699)
Provision for income taxes	2,038	(245)	(1,778)	-	15

NET (LOSS) INCOME	$(3,684)	$12,974	$2,333	$(15,307)	$(3,684)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$189,306	$-	$(3,752)	$185,554
Land sales and other revenue	-	2,706	7,006	-	9,712
Equity in (loss) income of subsidiaries	(4,778)	-	-	4,778	-

Total Revenue	(4,778)	192,012	7,006	1,026	195,266

COSTS AND EXPENSES
Home cost of sales	-	155,876	(6)	(3,752)	152,118
Asset impairments	-	1,243	-	-	1,243
Marketing and commission expenses	-	14,883	-	-	14,883
General and administrative and other expenses	16,851	17,909	4,836	-	39,596

Total Operating Costs and Expenses	16,851	189,911	4,830	(3,752)	207,840

(Loss) income from Operations	(21,629)	2,101	2,176	4,778	(12,574)
Other income (expense)	(7,046)	147	410	-	(6,489)

(Loss) income before income taxes	(28,675)	2,248	2,586	4,778	(19,063)
Benefit from (provision for) income taxes	(907)	(8,443)	(1,169)	-	(10,519)

NET (LOSS) INCOME	$(29,582)	$(6,195)	$1,417	$4,778	$(29,582)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$460,655	$-	$(8,436)	$452,219
Land sales and other revenue	-	6,424	14,765	-	21,189
Equity in (loss) income of subsidiaries	17,661	-	-	(17,661)	-

Total Revenue	17,661	467,079	14,765	(26,097)	473,408

COSTS AND EXPENSES
Home cost of sales	-	372,925	(37)	(8,436)	364,452
Asset impairments, net	-	-	-	-	-
Marketing and commission expenses	-	35,275	-	-	35,275
General and administrative and other expenses	36,789	44,451	9,745	-	90,985

Total Operating Costs and Expenses	36,789	452,651	9,708	(8,436)	490,712

(Loss) income from Operations	(19,128)	14,428	5,057	(17,661)	(17,304)
Other income (expense)	(8,630)	76	917	-	(7,637)

(Loss) income before income taxes	(27,758)	14,504	5,974	(17,661)	(24,941)
Provision for income taxes	3,201	(223)	(2,594)	-	384

NET (LOSS) INCOME	$(24,557)	$14,281	$3,380	$(17,661)	$(24,557)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$-	$358,943	$-	$(6,407)	$352,536
Land sales and other revenue	50	6,043	12,569	-	18,662
Equity in (loss) income of subsidiaries	(22,104)	-	-	22,104	-

Total Revenue	(22,054)	364,986	12,569	15,697	371,198

COSTS AND EXPENSES
Home cost of sales	-	299,856	(6)	(6,407)	293,443
Asset impairments	-	15,812	-	-	15,812
Marketing and commission expenses	-	30,073	-	-	30,073
General and administrative and other expenses	34,822	35,490	9,276	-	79,588

Total Operating Costs and Expenses	34,822	381,231	9,270	(6,407)	418,916

(Loss) income from Operations	(56,876)	(16,245)	3,299	22,104	(47,718)
Other income (expense)	(13,365)	(20)	967	-	(12,418)

(Loss) income before income taxes	(70,241)	(16,265)	4,266	22,104	(60,136)
Benefit from (provision for) income taxes	(194)	(8,343)	(1,762)	-	(10,299)

NET (LOSS) INCOME	$(70,435)	$(24,608)	$2,504	$22,104	$(70,435)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$71,574	$(225,398)	$(7,449)	$(17,661)	$(178,934)

Net cash used in investing activities	(588,283)	(454)	(29,410)	-	(618,147)

Financing activities
Payments from (advances to) subsidiaries	(256,944)	228,079	11,204	17,661	-
Proceeds from issuance of senior notes, net	242,288	-	-	-	242,288
Mortgage repurchase facility	-	-	36,190	-	36,190
Dividend payments	(23,570)	-	-	-	(23,570)
Proceeds from exercise of stock options	53	-	-	-	53

Net cash provided by (used in) financing activities	(38,173)	228,079	47,394	17,661	254,961

Net (decrease) increase in cash and cash equivalents	(554,882)	2,227	10,535	-	(542,120)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$655,241	$5,485	$31,406	$-	$692,132

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$103,162	$110,484	$16,068	$22,104	$251,818

Net cash provided by (used in) investing activities	33,977	(34)	-	-	33,943

Financing activities
Payments from (advances to) subsidiaries	138,545	(110,257)	(6,184)	(22,104)	-
Mortgage repurchase facility	-	-	(10,698)	-	(10,698)
Dividend payments	(23,437)	-	-	-	(23,437)
Proceeds from exercise of stock options	3,471	-	-	-	3,471
Excess tax benefit from stock-based compensation	-	-	-	-	-

Net cash provided by (used in) financing activities	118,579	(110,257)	(16,882)	(22,104)	(30,664)

Net increase (decrease) in cash and cash equivalents	255,718	193	(814)	-	255,097
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,535,402	$3,729	$20,694	$-	$1,559,825

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland, Virginia, which includes Virginia and West Virginia, and Delaware Valley, which includes Pennsylvania, Delaware and New Jersey); and (4) Other Homebuilding (Florida and Illinois).

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

EXECUTIVE SUMMARY

During the six months ended June 30, 2010, our homebuilding operations experienced an 18% increase in net orders, a 33% increase in home closings, a 260 basis point increase in Home Gross Margins (as defined below) and an 18% increase in Backlog (as defined below) from June 30, 2009. Additionally, for the second consecutive quarter, we did not have any inventory impairments, compared with inventory impairments of $1.2 million and $15.8 million during the three and six months ended June 30, 2009. Contributing to our improved operational and financial performance during the three and six months ended June 30, 2010 were sales programs, which focused on offering low mortgage interest rates, and the federal homebuyer tax credit. All of these items contributed to reducing our loss from operations from $12.6 million and $47.7 million during the three and six months ended June 30, 2009, respectively, to losses of $1.9 million and $17.3 million during the same periods in 2010.

Despite these improvements, we continued to be faced with challenges, which include: (1) significant deterioration in the new orders for homes following the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010; (2) high levels of foreclosures and resale home inventories; and (3) high unemployment levels. Additionally, despite the increased affordability of new housing products and low interest rates, economic conditions continued to create uncertainty in the timing, strength and sustainability of any recovery in the new home sales market. We believe that stability in the credit and capital markets, improvement in U.S. employment levels and an eventual renewal of confidence in the United States and global economies will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” below.

During the first six months of 2010, we received $144.5 million of our income tax receivable and completed the issuance of senior notes that generated $242.3 million in cash. Additionally, we continued to strengthen our sales and marketing operations with training and special sales promotions, in an effort to improve sales velocity both before and after the April 30, 2010 expiration of the federal homebuyer tax credit. We continued to manage our inventory levels by limiting the number of finished spec and model homes, yet increased levels of unsold homes under construction at the foundation and framing stages to meet the needs of homebuyers who, before the deadline for closings under the federal homebuyer tax credit was extended to September 30, 2010, were required to close on their home purchases by June 30, 2010. While competition for the acquisition of finished lots continued to be intense during the first six months of 2010, we were able to increase the total number of lots controlled through acquisition and lot option contracts by approximately 1,900 in 36 new subdivisions. Additionally, during the first six months of 2010, we continued to rebuild and improve our processes and business practices seeking to increase efficiency and standardized business practices nationwide. To that end, at our corporate office and for certain of our non-homebuilding subsidiaries of MDC, we began operating under our new enterprise resource planning system in May 2010. Finally, we invested $722.2 million of cash into various debt and equity securities during the first six months of 2010.

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

The accounting policies and estimates, which we believe are critical and require the use of complex judgment in their application, are those related to:

•	homebuilding inventory valuation (held-for-development);

•	homebuilding inventory valuation (held-for-sale);

•	warranty costs;

•	insurance reserves;

•	legal accruals;

•	income taxes—valuation allowance;

•	income tax reserves;

•	revenue recognition;

•	home cost of sales;

•	mortgage loan loss reserves;

•	stock-based compensation;

•	segment reporting; and

•	land option contracts.

Except for warranty reserves noted below, our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

Warranty Reserves.  Warranty reserves presented in the table below relate to general and structural reserves, as well as reserves for known, unusual warranty-related expenditures. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it home was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded, that would result in a corresponding adjustment to home cost of sales. During the 2010 second quarter, in light of a continued decrease in our warranty payments, and similar to our procedure in prior years, we engaged a third-party actuary to assist in our analysis of estimated future warranty payments. Based upon the actuarial analysis, we refined our methodology of estimating a reasonable range for warranty reserves. We believe the refined methodology will result in a better estimate of warranty cost exposure especially in periods of declining payment activity and provide better visibility to the sensitivity of the estimate in the current environment. We will continue to periodically engage a third-party actuary for purposes of assisting us in evaluating and determining the reasonableness of our warranty reserves.

Warranty reserve adjustments are recorded as an increase or reduction to home cost of sales in the Consolidated Statement of Operations. It is possible we could be required to record further adjustments to our warranty reserve balance in future reporting periods if the current favorable warranty payment trend continues. A 1% change in our estimated ultimate warranty losses for homes that closed over the last ten years would result in an adjustment to our warranty reserve balance of approximately $2.0 million. See “Forward-Looking Statements” below.

KEY HOMEBUILDING MEASURES

The table below sets forth information relating to orders for homes (dollars in thousands).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Amount	%	2010	2009	Amount	%
Orders For Homes, net (units)
Arizona	184	214	(30)	-14%	352	372	(20)	-5%
California	109	112	(3)	-3%	135	187	(52)	-28%
Nevada	195	153	42	27%	365	248	117	47%

West	488	479	9	2%	852	807	45	6%

Colorado	232	206	26	13%	502	340	162	48%
Utah	110	86	24	28%	235	127	108	85%

Mountain	342	292	50	17%	737	467	270	58%

Delaware Valley	2	19	(17)	-89%	16	33	(17)	-52%
Maryland	60	54	6	11%	93	91	2	2%
Virginia	76	61	15	25%	142	117	25	21%

East	138	134	4	3%	251	241	10	4%

Florida	47	64	(17)	-27%	106	122	(16)	-13%
Illinois	-	8	(8)	-100%	-	16	(16)	-100%

Other Homebuilding	47	72	(25)	-35%	106	138	(32)	-23%

Total	1,015	977	38	4%	1,946	1,653	293	18%

Estimated Value of Orders for Homes, net	$281,000	$289,000	$(8,000)	-3%	$539,000	$480,000	$59,000	12%
Estimated Average Selling Price of Order for Homes, net	$276.8	$295.8	$(19.0)	-6%	$277.0	$290.4	$(13.4)	-5%

Orders for Homes, net.  During the three months ended June 30, 2010, net orders for homes increased to 1,015 homes with an estimated sales value of $281.0 million, compared with net orders for 977 homes within an estimated sales value of $289.0 million during the same period in 2009. The improvement in net orders is attributable to a 25% increase in the average rate of sales per active community, partially offset by a 17% decline in the average number of active communities. During the six months ended June 30, 2010, net orders for homes increased to 1,946 homes with an estimated sales value of $539.0 million, compared with net orders for 1,653 homes within an estimated sales value of $480.0 million during the same period in 2009. The increase in the average rate of sales per active community is primarily attributable to continued low interest rate levels, decreases in the average selling prices of homes, making them more affordable, the federal homebuyer tax credit and our strengthened sales department. Although our net orders increased, our cancellation rate also increased to 25% compared with 20% during the same period in 2009. Additionally, following the expiration of the federal homebuyer tax credit on April 30, 2010, we experienced significant decreases in net orders for homes.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2010	2009	Amount	%	2010	2009	Amount	%
Arizona	242	181	61	34%	350	353	(3)	-1%
California	68	52	16	31%	114	111	3	3%
Nevada	221	114	107	94%	319	188	131	70%

West	531	347	184	53%	783	652	131	20%

Colorado	230	113	117	104%	338	204	134	66%
Utah	147	56	91	163%	199	96	103	107%

Mountain	377	169	208	123%	537	300	237	79%

Delaware Valley	12	11	1	9%	16	30	(14)	-47%
Maryland	75	39	36	92%	101	65	36	55%
Virginia	68	45	23	51%	108	86	22	26%

East	155	95	60	63%	225	181	44	24%

Florida	72	44	28	64%	113	93	20	22%
Illinois	-	10	(10)	-100%	-	19	(19)	-100%

Other Homebuilding	72	54	18	33%	113	112	1	1%

Total	1,135	665	470	71%	1,658	1,245	413	33%

Homes closed during the three months ended June 30, 2010 increased for each homebuilding segment, primarily due to more homes being in Backlog at the beginning of the 2010 second quarter, compared with those at the beginning of the 2009 second quarter. During the six months ended June 30, 2010, home closings increased in the Mountain and East segments as most of the markets within these segments had a higher Backlog at the beginning of the 2010 year, compared with the beginning of the 2009 year.

Home Gross Margins.  We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue. The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended June 30,
	2010	2009	Change
Homebuilding
West	20.0%	26.5%	-6.5%
Mountain	15.6%	8.5%	7.1%
East	16.9%	14.5%	2.4%
Other Homebuilding	19.9%	10.8%	9.1%

Consolidated	18.1%	18.0%	0.1%

	Six Months Ended June 30,
	2010	2009	Change
Homebuilding
West	22.1%	24.1%	-2.0%
Mountain	16.5%	7.9%	8.6%
East	17.2%	14.3%	2.9%
Other Homebuilding	21.4%	11.1%	10.3%

Consolidated	19.4%	16.8%	2.6%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments in our warranty reserves. Beginning in 2007 and continuing into the first six months of 2010, the Company experienced a significant favorable trend in the amount of warranty payments incurred on its previously closed homes. Because our warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing favorable trend in warranty payments impacted significantly our warranty reserves during the 2009 and 2010 first quarters. As a result of the significant decline in warranty payments incurred on previously closed homes, we recorded reductions to our warranty reserves for previously closed homes totaling $10.9 million and $14.5 million during the three and six months ended June 30, 2009, respectively. The trend in lower warranty payments on previously closed homes continued into 2010. As a result, we recorded reductions totaling $5.6 million during the six months ended June 30, 2010, of which $3.9 million was recorded during the 2010 first quarter.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in cost of sales during the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010	2009	Change
West	21.8%	19.5%	2.3%
Mountain	17.9%	13.5%	4.4%
East	19.2%	16.4%	2.8%
Other	20.8%	10.5%	10.3%

Consolidated	20.2%	16.8%	3.4%

	Six Months Ended June 30,
	2010	2009	Change
West	22.6%	16.0%	6.6%
Mountain	18.4%	8.4%	10.0%
East	19.3%	11.8%	7.5%
Other	21.1%	8.5%	12.6%

Consolidated	20.7%	12.6%	8.1%

During the three and six months ended June 30, 2010, Home Gross Margins for each of our homebuilding segments were generally favorably impacted by decreases in home cost of construction as we have been closing more of our smaller and redesigned homes that are more cost efficient to build. This improvement has been partially offset by increases in the lot cost per closed home.

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

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in cost of sales.

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest (1)
Three Months Ended June 30, 2010
West	$117,752	$94,218	$(1,255)	$3,387	$92,086	21.8%
Mountain	110,072	92,926	119	2,492	90,315	17.9%
East	72,622	60,339	(374)	2,004	58,709	19.2%
Other	16,362	13,111	(167)	319	12,959	20.8%
Intercompany adjustments	(5,532)	(5,532)	-	-	(5,532)	N/A

Consolidated	$311,276	$255,062	$(1,677)	$8,202	$248,537	20.2%

Three Months Ended June 30, 2009
West	$81,304	$59,739	$(9,250)	$3,539	$65,450	19.5%
Mountain	55,489	50,760	42	2,709	48,009	13.5%
East	39,398	33,669	(1,008)	1,759	32,918	16.4%
Other	13,115	11,702	(688)	654	11,736	10.5%
Intercompany adjustments	(3,752)	(3,752)	-	-	(3,752)	N/A

Consolidated	$185,554	$152,118	$(10,904)	$8,661	$154,361	16.8%

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest (1)
Six Months Ended June 30, 2010
West	$174,479	$135,963	$(3,827)	$4,715	$135,075	22.6%
Mountain	156,671	130,805	(681)	3,566	127,920	18.4%
East	104,108	86,156	(570)	2,661	84,065	19.3%
Other	25,396	19,963	(528)	462	20,029	21.1%
Intercompany adjustments	(8,435)	(8,435)	-	-	(8,435)	N/A

Consolidated	$452,219	$364,452	$(5,606)	$11,404	$358,654	20.7%

Six Months Ended June 30, 2009
West	$152,932	$116,027	$(12,423)	$6,140	$128,450	16.0%
Mountain	99,495	91,666	555	5,730	91,111	8.4%
East	79,774	68,376	(1,991)	3,705	70,367	11.8%
Other	26,742	23,781	(688)	1,119	24,469	8.5%
Intercompany adjustments	(6,407)	(6,407)	-	-	(6,407)	N/A

Consolidated	$352,536	$293,443	$(14,547)	$16,694	$307,990	12.6%

(1)

Home Gross Margins excluding the impact of warranty adjustments and interest in cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest has on our Home Gross Margins.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	June 30, 2010	December 31, 2009	June 30, 2009
Backlog (units)
Arizona	105	103	177
California	97	76	125
Nevada	134	88	113

West	336	267	415

Colorado	371	207	208
Utah	130	94	73

Mountain	501	301	281

Delaware Valley	23	23	30
Maryland	95	103	84
Virginia	107	73	67

East	225	199	181

Florida	52	59	64
Illinois	-	-	-

Other Homebuilding	52	59	64

Total	1,114	826	941

Backlog Estimated Sales Value	$351,000	$265,000	$295,000

Estimated Average Selling Price of Homes in Backlog	$315.1	$320.8	$313.5

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at June 30, 2010 increased in most of our homebuilding segments as our net orders for homes during the first six months of 2010 exceeded our home closings in each market. Contributing to the improvement in our June 30, 2010 Backlog was the impact of the federal homebuyer tax credit, which stimulated improvement in our net orders for homes during the first six months of 2010. The Backlog estimated sales value also increased from December 31, 2009 due to the 35% increase in the number of homes in Backlog at June 30, 2010, slightly offset by the 2% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended June 30,		Increase (Decrease)
	2010	2009
Homebuilding
West	20%	16%	4%
Mountain	31%	25%	6%
East	25%	25%	0%
Other Homebuilding	31%	24%	7%

Consolidated	25%	20%	5%

	Six Months Ended June 30,		Increase (Decrease)
	2010	2009
Homebuilding
West	20%	18%	2%
Mountain	26%	24%	2%
East	26%	27%	-1%
Other Homebuilding	32%	22%	10%

Consolidated	24%	22%	2%

The increase in the Cancellation Rate in our Other Homebuilding segment during the three and six months ended June 30, 2010 and our Mountain segment during the three months ended June 30, 2010 primarily resulted from a higher volume of home orders cancellations as a result of homebuyers not being able to qualify for mortgage loans.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed, and has sold at least five homes.

	June 30, 2010	December 31, 2009	June 30, 2009
Arizona	26	28	27
California	6	3	10
Nevada	15	18	19

West	47	49	56

Colorado	41	42	43
Utah	18	16	18

Mountain	59	58	61

Delaware Valley	1	1	1
Maryland	9	8	9
Virginia	9	7	7

East	19	16	17

Florida	9	10	8
Illinois	-	-	-

Other Homebuilding	9	10	8

Total	134	133	142

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

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Arizona	$190.7	$197.9	$(7.2)	-4%
California	444.7	414.0	30.7	7%
Colorado	303.0	341.7	(38.7)	-11%
Delaware Valley	377.1	393.6	(16.5)	-4%
Florida	227.3	227.1	0.2	0%
Illinois	-	312.1	N/A	N/A
Maryland	476.2	381.7	94.5	25%
Nevada	187.2	210.3	(23.1)	-11%
Utah	274.7	301.5	(26.8)	-9%
Virginia	476.2	451.3	24.9	6%
Average	$274.3	$279.0	$(4.7)	-2%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Arizona	$194.7	$195.3	$(0.6)	0%
California	407.3	405.6	1.7	0%
Colorado	302.0	346.4	(44.4)	-13%
Delaware Valley	366.4	413.4	(47.0)	-11%
Florida	224.8	223.0	1.8	1%
Illinois	-	316.0	N/A	N/A
Maryland	462.9	405.2	57.7	14%
Nevada	187.8	207.4	(19.6)	-9%
Utah	274.4	300.3	(25.9)	-9%
Virginia	476.8	478.5	(1.7)	0%
Average	$272.7	$283.2	$(10.5)	-4%

During the three months ended June 30, 2010, we experienced increases in the average selling price per closed home in our Maryland, California and Virginia markets. The increase in these markets resulted primarily from a shift in product mix as we closed a higher concentration of homes in higher priced subdivisions. We experienced decreases in the average selling price per closed home in our Colorado, Utah and Nevada markets as we closed on more of our newer and smaller products, which were introduced into the market in late 2009.

During the six months ended June 30, 2010, we experienced declines in the average selling price per closed home in our Delaware Valley, Colorado, Nevada and Utah markets as we closed on more of our newer and smaller products, which were introduced into the market in late 2009. Additionally, we experienced an increase in the average selling price of closed homes in Maryland, primarily from a shift in product mix as we closed homes in higher priced subdivisions.

RESULTS OF OPERATIONS

The following discussion compares results for the three months ended June 30, 2010 with the three months ended June 30, 2009 and compares results for the six months ended June 30, 2010 with the six months ended June 30, 2009.

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

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
West	$117,752	$81,304	$36,448	45%
Mountain	110,072	55,489	54,583	98%
East	72,622	39,398	33,224	84%
Other Homebuilding	16,362	13,115	3,247	25%

Total Homebuilding	316,808	189,306	127,502	67%

Intercompany adjustments	(5,532)	(3,752)	(1,780)	-47%

Consolidated	$311,276	$185,554	$125,722	68%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
West	$174,479	$152,932	$21,547	14%
Mountain	156,671	99,495	57,176	57%
East	104,108	79,774	24,334	31%
Other Homebuilding	25,396	26,742	(1,346)	-5%

Total Homebuilding	460,654	358,943	101,711	28%

Intercompany adjustments	(8,435)	(6,407)	(2,028)	-32%

Consolidated	$452,219	$352,536	$99,683	28%

In our West segment, home sales revenue increased during the three months ended June 30, 2010, primarily due to closing 184 more homes and a $30,700 increase in the average selling prices of closed homes in California. These items partially were offset by decreases of $23,100 and $7,200 in the average selling prices of homes in Nevada and Arizona, respectively. In our Mountain segment, home sales revenue increased during the three months ended June 30, 2010, primarily due to closing 208 more homes, partially offset by decreases of $38,700 and $26,800 in the average selling price of closed homes in Colorado and Utah, respectively. In our East segment, home sales revenue increased due to closing 60 more homes during the three months ended June 30, 2010 and from increases of $94,500 and $24,900 in the average selling prices of closed homes in Maryland and Virginia, respectively. Home sales revenue in our Other Homebuilding segment increased due to closing 18 more homes.

In our West segment, home sales revenue increased during the six months ended June 30, 2010, primarily due to closing 131 more homes, partially offset by a decrease of $19,600 in the average selling prices of homes in Nevada. In our Mountain segment, home sales revenue increased during the three months ended June 30, 2010, primarily due to closing 237 more homes, partially offset by decreases of $44,400 and $25,900 in the average selling price of closed homes in Colorado and Utah, respectively. In our East segment, home sales revenue increased due to closing 44 more homes during the three months ended June 30, 2010 and from increases of $57,700 in the average selling prices of closed homes in Maryland. These items partially were offset by a decrease of $47,000 in the average selling price of closed homes in Delaware Valley. Home sales revenue in our Other Homebuilding segment decreased due to a shift in the market in which we closed homes during the six months ended June 30, 2010.

Land Sales.  Land sales revenue was $5.7 million during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, land sales revenue was $2.0 million and $4.6 million, respectively, and related to the sale of 35 and 150 lots, respectively.

Other Revenue.  Gains on the sale of mortgage loans and broker origination fees, net, primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties and fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consists of forfeiture of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$6,593	$5,585	$1,008	18%
Insurance revenue	1,888	1,046	842	80%
Title and other revenue	874	1,127	(253)	-22%

Total other revenue	$9,355	$7,758	$1,597	21%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$10,603	$9,068	$1,535	17%
Insurance revenue	3,177	2,861	316	11%
Title and other revenue	1,695	2,161	(466)	-22%

Total other revenue	$15,475	$14,090	$1,385	10%

Gains on sales of mortgage loans and broker origination fees and insurance revenue increased during the three and six months ended June 30, 2010 primarily due to closing 470 and 413 more homes, respectively.

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

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$94,218	$59,739	$34,479	58%
Mountain	92,926	50,760	42,166	83%
East	60,339	33,669	26,670	79%
Other Homebuilding	13,111	11,702	1,409	12%

Total Homebuilding	260,594	155,870	104,724	67%

Intercompany adjustments	(5,532)	(3,752)	(1,780)	-47%

Consolidated	$255,062	$152,118	$102,944	68%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$135,963	$116,027	$19,936	17%
Mountain	130,805	91,666	39,139	43%
East	86,156	68,376	17,780	26%
Other Homebuilding	19,963	23,781	(3,818)	-16%

Total Homebuilding	372,887	299,850	73,037	24%

Intercompany adjustments	(8,435)	(6,407)	(2,028)	-32%

Consolidated	$364,452	$293,443	$71,009	24%

During the three months ended June 30, 2010, the increase in our consolidated home cost of sales resulted primarily from the following: (1) closing 470 more homes, which resulted in a $107.5 million increase to home cost of sales; (2) $25.2 million due to increases in the lot cost basis of our inventory; and (3) reductions to our warranty reserves of $10.9 million during the 2009 second quarter, compared with reductions to our warranty reserves of only $1.7 million during the 2010 second quarter. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $45.1 million reduction to home cost of sales.

The increase in our West segment during the three months ended June 30, 2010, is due primarily to closing 184 more homes during the 2010 second quarter, which resulted in a $31.7 million increase in home cost of sales and an increase in the lot cost basis of our inventory, which contributed to an $11.3 million increase to home cost of sales. Additionally, we recorded reductions to warranty reserves of $9.3 million during the 2009 second quarter, compared with reductions to our warranty reserves of only $1.3 million during the 2010 second quarter. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $19.4 million reduction to home cost of sales. The increase in our Mountain segment during the three months ended June 30, 2010, is due primarily from closing 208 more homes during the 2010 second quarter, which resulted in a $62.5 million increase in home cost of sales. This increase partially was offset by a $22.0 million decrease associated with a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product, which is generally more cost efficient to build.

In our East segment, home cost of sales increased during the three months ended June 30, 2010, due primarily to closing 60 more homes during the 2010 second quarter, which resulted in a $21.3 million increase in home cost of sales. Additionally, we had an increase in the lot cost basis of our inventory, which contributed to an $8.5 million increase to home cost of sales. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $4.0 million reduction to home cost of sales. In our Other Homebuilding segment, home cost of sales increased during the three months ended June 30, 2010 from the following: (1) closing 18 more homes during the 2010 second quarter, which resulted in a $3.9 million increase in home cost of sales; and (2) an increase in the lot cost basis of our inventory, which contributed to a $2.5 million increase to home cost of sales. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $5.1 million reduction to home cost of sales.

The increase in our West segment during the six months ended June 30, 2010, is due primarily to the following: (1) closing 131 more homes during the first six months of 2010, which resulted in a $23.3 million increase in home cost of sales; and (2) an increase in the lot cost basis of our inventory, which contributed to an $14.2 million increase to home cost of sales. Additionally, we recorded reductions to warranty reserves of $12.4 million during the first six months of 2009, compared with reductions to our warranty reserves of only $3.8 million during the same period in 2010. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $26.6 million reduction to home cost of sales. The increase in our Mountain segment during the six months ended June 30, 2010, is due primarily to closing 237 more homes during the first six months of 2010, which resulted in a $72.4 million increase in home cost of sales. This increase was partially offset by a $30.0 million decrease associated with a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build.

In our East segment, home cost of sales increased during the six months ended June 30, 2010, primarily resulting from the following: (1) closing 44 more homes during the first six months of 2010, which resulted in a $16.6 million increase in home cost of sales; and (2) an increase in the lot cost basis of our inventory, which contributed to a $9.0 million increase to home cost of sales. These items partially were offset by a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in an $8.4 million reduction to home cost of sales. In our Other Homebuilding segment, home cost of sales decreased during the six months ended June 30, 2010, primarily resulting from a decrease in the cost of home construction for our closed homes, as we closed more of our smaller sized product that is generally more cost efficient to build, which resulted in a $7.2 million reduction to home cost of sales. This decrease was partially offset by an in increase in the lot cost basis of our inventory, which contributed to a $3.7 million increase to home cost of sales.

Land Cost of Sales.  Land cost of sales during the three and six months ended June 30, 2010 was $5.0 million and $5.2 million, respectively, and related to the sale of 106 lots, primarily in our West segment. Land cost of sales was $1.5 million and $2.8 million during the three and six months ended June 30, 2009, respectively, and the decrease primarily resulted from our sale of approximately 35 and 150 lots, respectively.

Asset Impairments.  We did not have any asset impairments during the three and six months ended June 30, 2010. The following table sets forth, by reportable segment, the asset impairments recorded for the three and six months ended June 30, 2009 (in thousands).

Three Months Ended June 30, 2009
Land and Land Under Development (Held-for-Development)
West	$-
Mountain	-
East	1,450
Other Homebuilding	-

Subtotal	1,450

Housing Completed or Under Construction (Held-for-Development)
West	-
Mountain	-
East	275
Other Homebuilding	-

Subtotal	275

Land and Land Under Development (Held-for-Sale)
West	(557)
Mountain	-
East	-
Other Homebuilding	-

Subtotal	(557)

Other Assets	75

Consolidated Asset Impairments	$1,243

Six Months Ended June 30, 2009
Land and Land Under Development (Held-for-Development)
West	$9,791
Mountain	254
East	1,600
Other Homebuilding	17

Subtotal	11,662

Housing Completed or Under Construction (Held-for-Development)
West	3,276
Mountain	-
East	875
Other Homebuilding	267

Subtotal	4,418

Land and Land Under Development (Held-for-Sale)
West	(557)
Mountain	-
East	-
Other Homebuilding	-

Subtotal	(557)

Other Assets	289

Consolidated Asset Impairments	$15,812

During the 2009 second quarter, the Company’s impairments were concentrated in two subdivisions in the East segment, primarily resulting from a continued decline in the demand for homes in these subdivisions. The 2009 first quarter impairments of our held-for-development inventories were concentrated in the Nevada market of the West segment. These impairments resulted from significant decreases in the average selling prices of closed homes during the 2009 first quarter, compared with those in the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that were in the close out phase.

The following table sets forth the inventory impairments that were recorded on a quarterly basis over the last six quarters, as well as the fair value of these inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

	Inventory Impairments for the Three Months Ended			Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions During the Quarter
	Held-for- Development	Held-for- Sale	Total Inventory Impairments
June 30, 2010	$-	$-	$-	$-	-	-
March 31, 2010	-	-	-	-	-	-
December 31, 2009	12,276	234	12,510	29,536	336	10
September 30, 2009	1,103	-	1,103	4,172	61	3
June 30, 2009	1,725	(557)	1,168	2,978	53	2
March 31, 2009	14,355	-	14,355	38,602	719	46

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$5,179	$3,570	$1,609	45%
Mountain	3,467	2,192	1,275	58%
East	2,030	1,597	433	27%
Other Homebuilding	799	571	228	40%

Consolidated	$11,475	$7,930	$3,545	45%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$8,248	$8,103	$145	2%
Mountain	5,646	4,227	1,419	34%
East	3,294	3,285	9	0%
Other Homebuilding	1,347	1,147	200	17%

Consolidated	$18,535	$16,762	$1,773	11%

The $3.5 million increase in marketing expenses during the three months ended June 30, 2010 primarily resulted from increases of: (1) $2.3 million in amortization of deferred marketing costs resulting from closing 470 more homes; and (2) $1.2 million in product advertising, primarily resulting from new advertising signs purchased in most of our subdivisions.

The $1.8 million increase in marketing expenses during the six months ended June 30, 2010 primarily resulted from increases of: (1) $1.7 million in amortization of deferred marketing costs resulting from closing 413 more homes; and (2) $1.2 million in product advertising, primarily resulting from new advertising signs purchased in most of our subdivisions. These items partially were offset by a $0.6 million decrease in salaries and benefits.

Commission Expenses.  Commission expenses primarily include direct commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$4,526	$2,781	$1,745	63%
Mountain	3,901	2,018	1,883	93%
East	2,420	1,612	808	50%
Other Homebuilding	764	542	222	41%

Consolidated	$11,611	$6,953	$4,658	67%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$6,665	$5,348	$1,317	25%
Mountain	5,473	3,686	1,787	48%
East	3,525	3,220	305	9%
Other Homebuilding	1,077	1,057	20	2%

Consolidated	$16,740	$13,311	$3,429	26%

Commission expense increased in each of our segments during the three and six months ended June 30, 2010, primarily due to closing more homes in each segment during the 2010 periods.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$7,980	$6,068	$1,912	32%
Mountain	4,748	3,395	1,353	40%
East	6,402	5,509	893	16%
Other Homebuilding	1,359	934	425	46%

Total Homebuilding	20,489	15,906	4,583	29%

Financial Services and Other	5,658	4,845	813	17%
Corporate	18,441	17,049	1,392	8%

Consolidated	$44,588	$37,800	$6,788	18%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$15,320	$12,963	$2,357	18%
Mountain	8,472	7,445	1,027	14%
East	11,238	9,280	1,958	21%
Other Homebuilding	3,185	1,997	1,188	59%

Total Homebuilding	38,215	31,685	6,530	21%

Financial Services and Other	9,746	9,343	403	4%
Corporate	36,830	35,153	1,677	5%

Consolidated	$84,791	$76,181	$8,610	11%

Our consolidated general and administrative expense increased during the three months ended June 30, 2010, primarily resulting from the following increases: (1) $5.2 million in other employee-related benefit costs; and (2) $0.8 million in legal-related costs.

General and administrative expenses in our West segment increased during the three months ended June 30, 2010, primarily due to a $1.1 million increase in employee compensation and other employee-related benefit costs. In our Mountain segment, general and administrative expenses during the three months ended June 30, 2010 increased, primarily due to a $0.7 million increase in employee compensation and other employee-related benefit costs.

In our East and Other Homebuilding segment, general and administrative expenses were higher during the three months ended June 30, 2010, primarily resulting from increases in employee compensation and other employee-related benefit and legal-related costs.

In our Financial Services and Other segment, general and administrative expenses increased, primarily due to a $0.9 million increase in employee compensation and other employee-related benefit costs, and $0.6 million in insurance related expenses. These items partially were offset by a $0.7 million decrease in expenses associated with our mortgage loan loss reserve. In our Corporate segment, general and administrative costs were higher during the three months ended June 30, 2010, primarily due to a $2.0 million increase in employee compensation and other employee-related benefit costs, partially offset by a $0.6 million decrease in Supervisory Fees.

Our consolidated general and administrative expense increased during the six months ended June 30, 2010, primarily resulting from the following increases: (1) $6.9 million in employee compensation and other employee-related benefit costs; (2) $3.9 million in legal-related costs; and (3) $0.9 million in other general and administrative expenses, consisting primarily of homeowner association dues. These items partially were offset by a $1.6 million decrease in fees on our Homebuilding Line and $1.1 million decrease in expenses associated with our mortgage loan loss reserve.

General and administrative expenses in our West segment increased during the six months ended June 30, 2010, primarily due to a $1.0 million increase in employee compensation and other employee-related benefit costs and $0.9 million in legal-related costs. In our Mountain segment, general and administrative costs were higher during the six months ended June 30, 2010, primarily due to employee compensation and other employee-related benefit costs.

In our East and Other Homebuilding segments, general and administrative costs were higher during the first six months of 2010, primarily due to increased legal-related costs.

In our Financial Services and Other segment, general and administrative expenses increased slightly, primarily due to the following: (1) an increase of $1.0 million in employee compensation and other employee-related benefit costs; and (2) $0.7 million in insurance related expenses. These items partially were offset by a $1.1 million decrease in expense associated with our mortgage loan loss reserves. In our Corporate segment, general and administrative costs were higher during the six months ended June 30, 2010, primarily due to a $3.2 million increase in employee compensation and other employee-related benefit costs, partially offset by a $1.6 million decrease in fees on our Homebuilding Line.

Other Operating Expenses.  Other operating expenses of $0.5 million and $0.3 million during the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.6 million during the six months ended June 30, 2010 and 2009, respectively, primarily relate to write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense, primarily on our senior notes, and gain or loss on the sale of other assets. Interest income during the three and six months ended June 30, 2010 increased, primarily from an increase in our cash, cash equivalents and marketable securities balances during 2010. Interest expense was also higher during the three and six months ended June 30, 2010, primarily resulting from an increase in our debt level due to the issuance of $250 million in senior notes in January 2010.

(Loss) Income Before Income Taxes. The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$6,357	$10,075	$(3,718)	-37%
Mountain	4,962	(2,308)	7,270	315%
East	1,455	(4,626)	6,081	131%
Other Homebuilding	295	(677)	972	144%

Total Homebuilding	13,069	2,464	10,605	430%

Financial Services and Other	4,089	2,615	1,474	56%
Corporate	(20,857)	(24,142)	3,285	14%

Consolidated	$(3,699)	$(19,063)	$15,364	81%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$8,711	$(228)	$8,939	N/A
Mountain	6,132	(7,119)	13,251	186%
East	(64)	(6,997)	6,933	99%
Other Homebuilding	(224)	(1,508)	1,284	85%

Total Homebuilding	14,555	(15,852)	30,407	192%

Financial Services and Other	5,935	4,236	1,699	40%
Corporate	(45,431)	(48,520)	3,089	6%

Consolidated	$(24,941)	$(60,136)	$35,195	59%

Overall, the financial performance in most of our homebuilding segments improved during the three and six months ended June 30, 2010. During these periods, we did not have any inventory impairments, compared with $1.2 million and $15.8 million of inventory impairments during the three and six months ended June 30, 2009. The absence of impairments, together with closing 470 and 413 more homes during the three and six months ended June 30, 2010 and slight improvements in Home Gross Margins, contributed to the improvement in income (loss) before income taxes for most of our segments. However, while our overall financial performance did improve during the three and six months ended June 30, 2010, we have been impacted by a significant decline in the level of new home orders, due to a number of factors; among those are the expiration of the homebuyer tax credit, and unprecedented changes that occurred in the mortgage finance, banking and insurance industries during 2008 and 2009, including the failure or takeover of a number of major industry leaders, as well as governmental intervention in, and support of, the businesses of many surviving entities. These factors contributed to the following, which impacted our financial results during the three and six months ended June 30, 2010: (1) high levels of competition for new home orders, driven by builders that significantly reduced new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

In our West segment, we reported income before income taxes of $6.4 million during the three months ended June 30, 2010, compared to $10.1 million during the same period in 2009. This decline resulted from a 650 basis point reduction in Home Gross Margins and a $5.3 million increase in general and administrative, marketing and commission expenses. These items were partially offset by closing 184 more homes during the 2010 second quarter.

In our Mountain segment, we reported income before income taxes of $5.0 million during the three months ended June 30, 2010, compared with a loss before income taxes of $2.3 million during the same period in 2009. This improvement was primarily due to: (1) a 710 basis point improvement in our Home Gross Margins; and (2) closing 208 more homes, a 123% improvement over closings in the 2009 second quarter. These items partially were offset by a $4.5 million increase in general and administrative, marketing and commission expenses.

In our East segment, we reported income before income taxes of $1.5 million during the three months ended June 30, 2010, compared with a loss before income taxes of $4.6 million during the same period in 2009. This improvement was primarily due to: (1) a 240 basis point improvement in our Home Gross Margins; (2) closing 60 more homes, a 63% improvement over closings in the 2009 second quarter; and (3) the absence of any inventory impairments during the 2010 second quarter, compared with $1.7 million of impairments during the same period in 2009. These items partially were offset by a $2.1 million increase in general and administrative, marketing and commission expenses.

In our Other Homebuilding segment, we reported income before income taxes of $0.3 million during the three months ended June 30, 2010, compared with a loss of $0.7 million for the same period in 2009. This improvement was primarily due to: (1) a 910 basis point improvement in our Home Gross Margins; and (2) closing 18 more homes, a 33% improvement over closings in the 2009 second quarter. These items partially were offset by a $0.9 million increase in general and administrative, marketing and commission expenses.

In our Financial Services and Other segment, income before income taxes during the three months ended June 30, 2010, increased primarily due to a $2.1 increase in revenue, partially offset by a $0.8 million increase in general and administrative expenses.

Loss before income taxes in our Corporate segment during the three months ended June 30, 2010 decreased, primarily due to a $4.4 million increase in interest income and a $0.5 decrease in interest expense. These items were partially offset by a $1.4 million increase in general and administrative expenses.

In our West segment, we reported income before income taxes of $8.7 million during the six months ended June 30, 2010, compared to a loss of $0.2 million during the same period in 2009. This improvement primarily resulted from: (1) the absence of any inventory impairments during the first six months of 2010, compared with $12.5 million of impairments during the same period in 2009; and (2) the impact of closing 131 more homes during the 2010 period. These improvements partially were offset by an increase of $3.8 million in general and administrative, marketing and commission expenses and a 200 basis point reduction in Home Gross Margins.

In our Mountain segment, we reported income before income taxes of $6.1 million during the six months ended June 30, 2010, compared with a loss before income taxes of $7.1 million during the same period in 2009. This improvement was primarily due to: (1) an 860 basis point improvement in our Home Gross Margins; and (2) closing 237 more homes, a 79% improvement over closings in the same period in 2009. These items partially were offset by a $4.2 million increase in general and administrative, marketing and commission expenses.

In our East segment, we reported a loss before income taxes of $0.1 million during the six months ended June 30, 2010, compared with a loss before income taxes of $7.0 million during the same period in 2009. This improvement was primarily due to: (1) a 290 basis point improvement in our Home Gross Margins; (2) closing 44 more homes, a 24% improvement over closings during the first six months of the 2009; and (3) the absence of any inventory impairments during the six months ended June 30, 2010, compared with $2.5 million of impairments during the same period in 2009. These items partially were offset by a $2.3 million increase in general and administrative, marketing and commission expenses.

In our Other Homebuilding segment, we reported a loss before income taxes of $0.2 million during the six months ended June 30, 2010, compared with a loss of $1.5 million for the same period in 2009. This improvement was primarily due to a 1,030 basis point improvement in our Home Gross Margins, partially offset by a $1.4 million increase in general and administrative, marketing and commission expenses.

In our Financial Services and Other segment, income before income taxes during the six months ended June 30, 2010, increased primarily due to a $2.2 increase in revenue, partially offset by a $0.4 million increase in general and administrative expenses.

Loss before income taxes in our Corporate segment during the six months ended June 30, 2010 was lower, primarily due to a $5.1 million increase in interest income. These items were partially offset by a $1.7 million increase in general and administrative expenses.

Income Taxes.  We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, our overall effective income tax rates were 0.4% and 1.5% during the three and six months ended June 30, 2010, respectively, and -55.2% and -17.1% during the three and six months ended June 30, 2009, respectively. The change in the effective tax rates during the 2010 second quarter and first six months, compared with the same periods during 2009, resulted primarily from recording during the 2009 second quarter a $9.7 million income tax expense related to an IRS examination of our 2008 net operating loss carryback to 2006.

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

	June 30, 2010	December 31, 2009	June 30, 2009
Arizona	$48,957	$32,839	$19,704
California	87,374	36,790	1,596
Nevada	20,393	27,591	19,442

West	156,724	97,220	40,742

Colorado	120,748	97,406	83,728
Utah	30,298	24,093	22,913

Mountain	151,046	121,499	106,641

Delaware Valley	1,669	2,909	3,414
Maryland	14,111	6,592	11,897
Virginia	36,071	26,071	26,046

East	51,851	35,572	41,357

Florida	7,580	5,329	3,503
Illinois	3,151	3,240	3,535

Other Homebuilding	10,731	8,569	7,038

Total	$370,352	$262,860	$195,778

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	June 30, 2010	December 31, 2009	June 30, 2009
Arizona	$41,374	$30,838	$38,793
California	39,411	23,890	52,111
Nevada	32,495	23,714	29,704

West	113,280	78,442	120,608

Colorado	121,558	85,537	87,656
Utah	31,826	19,239	17,600

Mountain	153,384	104,776	105,256

Delaware Valley	5,894	3,907	8,508
Maryland	41,914	26,729	20,834
Virginia	45,127	29,739	27,854

East	92,935	60,375	57,196

Florida	23,372	16,731	13,075
Illinois	-	-	957

Other Homebuilding	23,372	16,731	14,032

Total	$382,971	$260,324	$297,092

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	June 30, 2010	December 31, 2009	June 30, 2009
Lots Owned
Arizona	1,165	1,075	1,247
California	1,130	581	618
Nevada	681	966	936

West	2,976	2,622	2,801

Colorado	2,893	2,514	2,541
Utah	569	545	568

Mountain	3,462	3,059	3,109

Delaware Valley	55	82	101
Maryland	144	100	169
Virginia	371	241	210

East	570	423	480

Florida	184	138	213
Illinois	134	141	141

Other Homebuilding	318	279	354

Total	7,326	6,383	6,744

Lots Controlled Under Option
Arizona	499	328	416
California	152	113	145
Nevada	570	222	95

West	1,221	663	656

Colorado	644	537	157
Utah	156	117	12

Mountain	800	654	169

Delaware Valley	-	-	-
Maryland	655	575	409
Virginia	272	192	251

East	927	767	660

Florida	658	500	486
Illinois	-	-	-

Other Homebuilding	658	500	486

Total	3,606	2,584	1,971

Total Lots Owned and Controlled	10,932	8,967	8,715

As of June 30, 2010, our total number of lots owned (excluding homes completed or under construction) increased from the total at December 31, 2009, primarily due to the purchase of approximately 3,300 lots across most of our markets during the first six months of 2010 partially offset by the transfer of lots from land to homes completed or under construction. Despite the impact of transferring of lots to work in process, we increased our land and land under development by $107.5 million since December 31, 2009. The acquisition of lots during the first six months of 2010 relates to approximately 75 existing and new subdivisions that have or we expect will become active. Additionally, our housing completed and under construction increased by $122.6 million, as we increased the total homes under construction from 1,321 at December 31, 2009 to 1,982 at June 30, 2010. This increase was primarily attributable to a 65% increase in the number of unsold homes under construction, mostly at the framing stage of construction, and a 52% increase in sold homes under construction. See “Forward-Looking Statements” below.

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

The table below shows the amount of deposits we have made in connection with our lot option contracts that are beyond the due diligence period (in thousands).

	June 30, 2010	December 31, 2009	June 30, 2009
Option Deposits
Cash	$7,933	$7,654	$5,295
Letters of Credit	2,727	2,134	3,383

Total Option Deposits	$10,660	$9,788	$8,678

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	June 30, 2010	December 31, 2009	June 30, 2009
Unsold Homes Under Construction - Final	47	41	82
Unsold Homes Under Construction - Frame	720	389	248
Unsold Homes Under Construction - Foundation	124	109	122

Total Unsold Homes Under Construction	891	539	452
Sold Homes Under Construction	865	570	664
Model Homes	226	212	246

Homes Completed or Under Construction	1,982	1,321	1,362

During the first six months of 2010, we experienced a significant increase in the number of sold and unsold homes under construction. The building of our sold and unsold homes under construction resulted primarily from the anticipation of selling homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by June 30, 2010. (The Homebuyer Assistance and Improvement Act, signed into law July 2, 2010, extended the closing date requirement to September 30, 2010.)

OTHER OPERATING RESULTS

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended June 30,		Change
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$240,693	$142,191	$98,502	69%

Principal amount of mortgage loans brokered	$882	$6,030	$(5,148)	-85%

Capture Rate	87%	82%	5%
Including brokered loans	88%	85%	3%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	100%	-3%
Adjustable rate - other	3%	0%	3%

Prime loans (1)	26%	27%	-1%
Government loans (2)	74%	73%	1%

	Six Months Ended June 30,		Change
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$348,783	$268,698	$80,085	30%

Principal amount of mortgage loans brokered	$3,738	$18,995	$(15,257)	-80%

Capture Rate	86%	80%	6%
Including brokered loans	87%	85%	2%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	100%	-4%
Adjustable rate - other	4%	0%	4%

Prime loans	25%	34%	-9%
Government loans	75%	66%	9%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated increased during the three and six months ended June 30, 2010, primarily due to the Company closing 470 and 413 more homes, respectively, than in the same periods in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Liquidity, which includes our balances of cash and cash equivalents, marketable securities and capital resources, is currently being generated internally through cash flows from operations and from external sources, primarily our senior notes and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that, after the issuance of $250 million of senior notes in January 2010, allows us to issue equity, debt or hybrid securities up to $750 million.

In January 2010, we completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “Notes”). The Notes, which pay interest February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding subsidiaries. We received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. The Company is using the proceeds of the offering for general corporate purposes. With respect to our current liquidity, we are managing our cash and investments as we begin to redeploy our cash back into homebuilding through acquisition of land. It continues to be unclear, however, when such a recovery will occur and how rapidly homebuilding activities will resume.

On June 30, 2010, we terminated our homebuilding line of credit (“Homebuilding Line”), which was an unsecured revolving line of credit with a group of lenders that had a maturity date of March 21, 2011. We used this facility to provide letters of credit required in the ordinary course of our business and financing in support of our homebuilding segments. There were no penalties associated with the termination of the credit facility and we believe that at the time of termination we were in compliance with the covenants under the Homebuilding Line credit agreement. Prior to the termination of the Homebuilding Line, we transferred or replaced all letters of credit that had been outstanding. At the time of the termination, the Homebuilding Line had an aggregate commitment of $12.0 million and we had no letters of credit and no borrowings outstanding under the line. The Homebuilding Line was terminated as we believed that we did not need it to meet our liquidity needs.

Capital Resources

Our capital structure is a primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and 5 5/8% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our near and intermediate term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or our country’s capital or credit markets occurs as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Mortgage Repurchase Facility and Senior Notes

General.  The agreement for our Mortgage Repurchase Facility and the indentures for our senior notes require compliance with certain representations, warranties and covenants. We believe that we are in compliance with these requirements, and we are not aware of any covenant violations.

Mortgage Lending.  As of June 30, 2010, HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of June 30, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility expires on October 28, 2010. At June 30, 2010 and December 31, 2009, we had $65.3 million and $29.1 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 4.5%. At HomeAmerican’s option the Balance Funded Rate (equal to 4.5%) may be applied to advances under the Mortgage Repurchase Facility provided that Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at June 30, 2010.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$27,671,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	3.3 : 1.0
Adjusted Net Income (minimum)	$1	$7,494,000
Liquidity Test (minimum)	$8,000,000	$39,102,000

MDC Common Stock Repurchase Program

At June 30, 2010, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2010 and 2009.

Consolidated Cash Flow

During the six months ended June 30, 2010, we used $178.9 million of cash from operating activities, primarily due to the increase of our homebuilding inventory, which resulted in the use of $228.3 million of cash during the first six months of 2010 as we purchased more than 3,300 lots and increased the total sold and unsold homes under construction from 1,109 at December 31, 2009 to 1,756 at June 30, 2010. Additionally, we used $85.4 million as a result of an increase in our home sales and other receivable and mortgage loans held-for-sale. These items partially were offset by the reduction of $144.5 million in our income tax receivable.

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

During the six months ended June 30, 2010, we invested $722.2 million into marketable securities and spent $5.1 million for property and equipment relating to our new enterprise resource planning system. These items partially were offset by the $107.4 million of marketable securities that matured or were sold during the six months ended June 30, 2010 and the collection of $1.7 million associated with our investments in The Reserve’s Primary Fund.

We generated $33.9 million of cash from investing activities during the six months ended June 30, 2009, primarily attributable to $55.6 million of settlements associated with our investments in The Reserve’s Primary and Government money market funds, and $64.9 million of marketable securities, which matured during the first six months of 2009. Partially offsetting these sources of cash were $81.9 million of additional purchases of marketable securities and $4.5 million of property and equipment purchases, primarily attributable to the purchase of our new enterprise resource planning system.

During the first six months of 2010, we generated $255.0 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. The proceeds from the issuance of the senior notes is being used for general corporate purposes. Additionally, we had a net borrowing under our Mortgage Repurchase Facility of $36.2 million. Partially offsetting these items was $23.6 million in dividend payments. We used $30.7 million of cash from financing activities during the six months ended June 30, 2009, primarily resulting from a net payment on our mortgage repurchase facility of $10.7 million and $23.4 million of dividend payments, partially offset by cash proceeds of $3.5 million from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2010, we had deposits with respect to our option contracts that were beyond the due diligence period of $7.9 million in the form of cash and $2.7 million in the form of letters of credit to secure option contracts to purchase lots. At June 30, 2010, the total purchase price for lots under option was approximately $620 million.

At June 30, 2010, we had outstanding performance bonds and letters of credit totaling approximately $90.7 million and $19.8 million, respectively, including $5.4 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those at December 31, 2009, except for the additional interest to be paid pursuant to our $250 million 5 5/8% senior notes due 2020. Our contractual obligations associated with the 5 5/8% senior notes due 2020 are as follows (in thousands):

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Interest	$140,402	$13,839	$28,125	$28,125	$70,313
Principal	250,000	-	-	-	250,000

Total	$390,402	$13,839	$28,125	$28,125	$320,313

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at June 30, 2010.

(b) Changes in internal control over financial reporting - At our corporate office and for certain of our non-homebuilding subsidiaries, we began operating under our new enterprise resource planning (“ERP”) system in May 2010. As a result, our financial reporting is now taking place in the new ERP system. The full implementation is scheduled to take place over the course of the next several quarters. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

By orders dated November 4 and 18, 2009, the trial court struck the answers filed by the Company and RAH West Virginia and entered judgment by default in favor of the plaintiffs on liability, with damages to be determined in a subsequent jury trial. On December 7, 2009, the Company and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On January 15, 2010, the West Virginia Supreme Court of Appeals entered an order agreeing to consider the request to vacate the default judgment. The hearing to consider this request occurred on March 31, 2010.

On June 16, 2010, the West Virginia Supreme Court of Appeals rendered its opinion holding that imposition of a default judgment sanction will be upheld if a trial court’s findings adequately demonstrate and establish willfulness, bad faith or fault. The Supreme Court of Appeals found that the sanctions orders lacked the required specificity. The Supreme Court of Appeals noted that the trial court is authorized to impose sanctions if the action taken is based on specific factual findings of serious misconduct in light of the standards set forth in the opinion. The Supreme Court of Appeals granted the Company and RAH West Virginia a writ of prohibition and vacated the trial court’s sanctions orders.

Pursuant to the rules of the Supreme Court, the underlying proceedings in the Circuit Court had been stayed pending the Supreme Court’s decision. Under the Supreme Court’s applicable rules, the stay expired on July 19, 2010.

Also, a new lawsuit has been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This action was filed on May 12, 2010, by forty plaintiffs from eleven households in Jefferson and Berkeley Counties. To date, this action has not been consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case are substantially similar to the Joy, Bauer and Saliba cases.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

We can give no assurance as to the final outcomes of these cases, or whether they would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Except as noted below, there have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2009. For a more complete discussion of risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2009, which include the following:

Decreases in the market value of the Company’s investments in marketable securities could have an adverse impact on its results of operations.

The Company has invested $941.4 million in marketable securities whose market value is subject to changes from period to period. Decreases in the market value of the Company’s marketable securities could have an adverse impact on the Company’s results of operations.

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

The Company did not repurchase any shares during the second quarter of 2010. Additionally, there were no sales of unregistered equity securities during the second quarter of 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Christopher M. Anderson
Christopher M. Anderson, Senior Vice President and Chief Financial Officer

	By:	/s/ Vilia Valentine
Vilia Valentine, Vice President – Finance, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.