Form 10-Q
period 2010-09-30
MDC HOLDINGS INC
filed 2010-10-29
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 47,139,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

(i)

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$688,561	$1,234,252
Marketable securities	922,102	327,944
Restricted cash	504	476
Receivables
Home sales receivables	13,738	10,056
Income taxes receivable	642	145,144
Other receivables	11,518	5,844
Mortgage loans held-for-sale, net	48,161	62,315
Inventories, net
Housing completed or under construction	417,485	260,324
Land and land under development	365,307	262,860
Property and equipment, net	42,169	38,421
Deferred tax asset, net of valuation allowance of $221,477 and $208,144 at September 30, 2010 and December 31, 2009, respectively	-	-
Related party assets	7,856	7,856
Prepaid expenses and other assets, net	84,112	73,816

Total Assets	$2,602,155	$2,429,308

Liabilities
Accounts payable	$50,770	$36,087
Accrued liabilities	277,871	291,969
Related party liabilities	153	1,000
Mortgage repurchase facility	11,155	29,115
Senior notes, net	1,242,114	997,991

Total Liabilities	1,582,063	1,356,162

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,195,000 and 47,139,000 issued and outstanding, respectively, at September 30, 2010 and 47,070,000 and 47,017,000 issued and outstanding, respectively, at December 31, 2009	472	471
Additional paid-in-capital	815,148	802,675
Retained earnings	200,508	270,659
Accumulated other comprehensive income	4,623	-
Treasury stock, at cost; 56,000 and 53,000 shares at September 30, 2010 and December 31, 2009, respectively	(659)	(659)

Total Stockholders’ Equity	1,020,092	1,073,146

Total Liabilities and Stockholders’ Equity	$2,602,155	$2,429,308

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue

Home sales revenue	$216,501	$186,816	$668,720	$539,352
Land sales revenue	904	9,414	6,618	13,986
Other revenue	8,276	6,996	23,751	21,086

Total Revenue	225,681	203,226	699,089	574,424

Costs and Expenses

Home cost of sales	171,199	151,596	535,651	445,039
Land cost of sales	818	9,433	5,983	12,274
Asset impairments, net	3,718	1,197	3,718	17,009
Marketing expenses	11,191	9,631	29,726	26,393
Commission expenses	8,078	6,808	24,818	20,119
General and administrative expenses	39,269	45,800	124,060	121,981
Other operating expenses	817	3,594	1,837	4,151
Related party expenses	-	5	9	14

Total Operating Costs and Expenses	235,090	228,064	725,802	646,980

Loss from Operations	(9,409)	(24,838)	(26,713)	(72,556)

Other income (expense)
Interest income	7,544	2,724	19,513	9,763
Interest expense	(9,000)	(9,760)	(28,810)	(29,338)
Other income	271	56	475	177

Loss before income taxes	(10,594)	(31,818)	(35,535)	(91,954)
Benefit from (provision for) income taxes, net	355	(230)	739	(10,529)

Net loss	$(10,239)	$(32,048)	$(34,796)	$(102,483)

Loss Per Share

Basic	$(0.22)	$(0.69)	$(0.75)	$(2.21)

Diluted	$(0.22)	$(0.69)	$(0.75)	$(2.21)

Dividends Declared Per Share	$0.25	$0.25	$0.75	$0.75

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net loss	$(34,796)	$(102,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	12,421	11,044
Amortization of deferred marketing costs	7,922	5,973
Depreciation and amortization of long-lived assets	3,884	4,155
Asset impairments, net	3,718	17,009
Write-offs of land option deposits and pre-acquisition costs	1,794	1,458
Gain on sale of assets, net	(635)	(1,512)
Other non-cash expenses	2,315	7,093
Net changes in assets and liabilities:
Restricted cash	(28)	(263)
Home sales and other receivables	(9,356)	6,841
Income taxes receivable	144,502	163,979
Mortgage loans held-for-sale, net	14,154	25,900
Housing completed or under construction	(158,304)	85,342
Land and land under development	(103,029)	34,353
Prepaid expenses and other assets, net	(21,850)	(10,439)
Accounts payable	14,683	17,117
Accrued liabilities	(14,986)	(21,061)

Net cash (used in) provided by operating activities	(137,591)	244,506

Investing Activities

Purchases of marketable securities	(796,334)	(175,356)
Maturities of marketable securities	129,519	78,960
Sales of marketable securities	75,662	-
Proceeds from redemption requests on unsettled trades	1,678	55,554
Purchase of property and equipment	(7,651)	(6,096)

Net cash used in investing activities	(597,126)	(46,938)

Financing Activities

Proceeds from issuance of senior notes	242,288	-
Payments on mortgage repurchase facility	(131,142)	(63,164)
Advances on mortgage repurchase facility	113,182	41,301
Dividend payments	(35,355)	(35,180)
Proceeds from exercise of stock options	53	3,622

Net cash provided by (used in) financing activities	189,026	(53,421)

Net (decrease) increase in cash and cash equivalents	(545,691)	144,147
Cash and cash equivalents
Beginning of period	1,234,252	1,304,728

End of period	$688,561	$1,448,875

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at September 30, 2010 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 5, 2010.

The Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2009 Annual Report on Form 10-K.

2.	Asset Impairment

The following table sets forth, by reportable segment, the asset impairments recorded during the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Land and Land Under Development (Held-for-Development)
West	$2,490	$172	$2,490	$9,963
Mountain	-	-	-	254
East	-	-	-	1,600
Other Homebuilding	-	359	-	376

Subtotal	2,490	531	2,490	12,193

Housing Completed or Under Construction (Held-for-Development)
West	1,143	111	1,143	3,387
Mountain	-	191	-	191
East	-	-	-	875
Other Homebuilding	-	270	-	537

Subtotal	1,143	572	1,143	4,990

Land and Land Under Development (Held-for-Sale) - West Segment	-	-	-	(557)
Other Assets	85	94	85	383

Consolidated Asset Impairments	$3,718	$1,197	$3,718	$17,009

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The $3.7 million impairment during the three and nine months ended September 30, 2010 primarily related to three subdivisions and more than 200 lots acquired during 2009 in the Arizona market of our West segment. The impairments during 2010 primarily resulted from lowering our estimated average selling prices of homes, driven in part by: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The $1.1 million impairment of the Company’s held-for-development inventories during the three months ended September 30, 2009 primarily related to three communities, one in each of our West, Mountain and Other Homebuilding segments. The impairments resulted primarily from declines in the average selling price of homes in each of these communities. The decline in average selling price resulted from an effort to generate new home sales.

During the nine months ended September 30, 2009, the Company recorded consolidated asset impairments of $17.0 million, primarily in its West segment. These impairments, of which $14.6 million were recorded during the 2009 first quarter, were concentrated in the Nevada market of the West segment and resulted from a significant decrease in the average selling prices of closed homes during the 2009 first quarter, compared with the 2008 fourth quarter, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the Mountain, East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that were in the close-out phase.

3.	Fair Value Measurements

Accounting Standards Codification (“ASC”) ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents.  For cash and cash equivalents, the fair value approximates carrying value.

Marketable Securities.  The Company’s marketable securities consist of both held-to-maturity and available-for-sale securities. The fair value of the Company’s marketable securities are based upon Level 1 and Level 2 fair value inputs. The Company’s held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; and (2) deposit securities, which may include, among others, certificates of deposit and time deposits. For those debt securities that the Company has both the ability and intent to hold to their maturity dates, the Company classifies such debt securities as held-to-maturity. The Company’s held-to-maturity debt securities are reported at amortized cost in the Consolidated Balance Sheets.

The following table sets forth the Company’s carrying and fair values of its held-to-maturity marketable securities by both security type and maturity date (in thousands).

	September 30, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$462,129	$462,591	$160,765	$159,752
Debt securities - maturity 1 to 5 years	124,555	126,387	64,679	64,844
Deposit securities - maturity less than 1 year	-	-	2,500	2,558

Total held-to-maturity securities	$586,684	$588,978	$227,944	$227,154

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Included in the Company’s September 30, 2010 held-to-maturity investment balances are $535.2 million of debt securities that were in a gross unrealized gain position of $2.5 million and $51.5 million of debt securities whose carrying value approximates fair value.

For certain debt securities, primarily corporate debt, the Company does not have the intent to hold until maturity and, as such, the Company classifies such debt securities as available-for-sale. The Company’s available-for-sale securities also include holdings in a fund that invests predominantly in fixed income securities. The Company records all of its available-for-sale marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

The following table sets forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities (in thousands).

	September 30, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity securities	$102,204	$103,344	$100,000	$100,000
Debt securities	228,591	232,074	-	-

Total available-for-sale securities	$330,795	$335,418	$100,000	$100,000

Mortgage Loans Held-for-Sale, Net.  As of September 30, 2010, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At September 30, 2010 and December 31, 2009, the Company had $30.5 million and $42.8 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 1 input being the quoted market prices for those mortgage loans. At September 30, 2010 and December 31, 2009, the Company had $17.7 million and $19.4 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. The Company determines the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The discount rates used in our estimated discounted cash flows ranged from 13% to 21% during the three and nine months ended September 30, 2010 and 2009. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of these assets are based upon Level 3 cash flow inputs. The fair value of the Company’s inventory that was impaired at September 30, 2010 was $7.6 million.

Related Party Assets.  The Company’s related party assets are debt security bonds that it acquired from a quasi-municipal corporation in the state of Colorado. The Company has estimated the fair value of the related party assets based upon discounted cash flows as the Company does not believe there is a readily available market for such assets. The Company used a 15% discount rate in determining the present value of the estimated future cash flows from the bonds. The estimated cash flows from the bonds are ultimately based upon the Company’s estimated cash flows associated with the building, selling and closing of homes in one of its Colorado subdivisions. The estimated fair values of these assets are based upon Level 3 cash flow inputs. Based upon this evaluation, the estimated fair value of the related party assets approximates its carrying value.

Mortgage Repurchase Facility.  The Company’s Mortgage Repurchase Facility (as defined below) is at floating rates or at fixed rates that approximate current market rates and have relatively short-term maturities. The fair value approximates carrying value.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Senior Notes.  The estimated fair values of the senior notes in the following table are based on Level 2 fair value inputs pursuant to ASC 820, including market prices of bonds in the homebuilding sector (in thousands).

	September 30, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,601	$162,167	$149,460	$161,550
5 1/2% Senior Notes due 2013	349,721	362,600	349,642	360,500
5 3/8% Medium Term Senior Notes due 2014	249,224	259,167	249,102	240,050
5 3/8% Medium Term Senior Notes due 2015	249,812	259,075	249,787	236,800
5 5/8% Senior Notes due 2020	243,756	247,500	-	-

Total	$1,242,114	$1,290,509	$997,991	$998,900

4.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include forward sales securities commitments and private investor sales commitments to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At September 30, 2010, the Company had $120.0 million in interest rate lock commitments, which consisted of $77.9 million in loan locks and $42.1 million in promotional program commitments. Additionally, the Company had $101.5 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and nine months ended September 30, 2010 and 2009.

5.	Balance Sheet Components

The following table sets forth information relating to accrued liabilities (in thousands).

	September 30, 2010	December 31, 2009
Accrued liabilities
Liability for unrecognized tax benefits	$59,842	$60,226
Insurance reserves	48,941	51,606
Warranty reserves	43,248	59,022
Accrued interest payable	21,723	12,023
Accrued executive deferred compensation	20,481	17,782
Accrued compensation and related expenses	19,872	20,297
Land development and home construction accruals	16,065	21,236
Legal accruals	14,420	14,489
Loan loss reserves	7,506	9,641
Customer and escrow deposits	5,279	5,524
Other accrued liabilities	20,494	20,123

Total accrued liabilities	$277,871	$291,969

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6.	Loss Per Share

For purposes of calculating loss per share (“EPS”), as the Company has participating security holders (security holders who receive non-forfeitable dividends on unvested restricted stock) it is required to utilize the two-class method. The two-class method is an allocation of earnings between the holders of common stock and the Company’s participating security holders. Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e. dividends) and undistributed earnings (i.e. net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock.

The basic and diluted loss per share calculation is shown below (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic and Diluted Loss Per Common Share
Net loss	$(10,239)	$(32,048)	$(34,796)	$(102,483)
Less: distributed and undistributed earnings allocated to participating securities	(135)	(97)	(394)	(298)

Net loss attributable to common stockholders	$(10,374)	$(32,145)	$(35,190)	$(102,781)

Basic and diluted weighted-average shares outstanding	46,625	46,597	46,619	46,515
Basic Loss Per Common Share	$(0.22)	$(0.69)	$(0.75)	$(2.21)

Dilutive Loss Per Common Share	$(0.22)	$(0.69)	$(0.75)	$(2.21)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three and nine months ended September 30, 2010 and 2009 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares during the three and nine months ended September 30, 2010 and were 0.4 million shares during the three and nine months ended September 30, 2009.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Interest activity is shown below (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Interest Incurred

Corporate and homebuilding segments	$18,187	$14,482	$53,276	$43,430
Financial Services and Other	183	88	389	262

Total interest incurred	$18,370	$14,570	$53,665	$43,692

Total Interest Capitalized

Balance at beginning of period	$32,420	$32,089	$28,339	$39,239
Capitalized during the period	9,370	4,810	24,855	14,354
Previously capitalized interest included in home cost of sales	(5,581)	(7,142)	(16,985)	(23,836)

Balance at end of period	$36,209	$29,757	$36,209	$29,757

8.	Warranty Reserves

The Company records expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. The establishment of warranty reserves is primarily based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, the Company’s trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded. During 2010, in light of a continued decrease in the Company’s warranty payments, and similar to its procedure in prior years, the Company engaged a third-party actuary to assist in its analysis of estimated future warranty payments. Based upon the actuarial analysis, the Company refined its methodology of estimating a reasonable range for warranty reserves during the 2010 second quarter. During the 2010 third quarter, the Company expanded its analysis and included all structural warranty claims experience in the actuarial analysis. Consistent with prior periods, certain known, unusual warranty claims continue to be evaluated and reserved for on an individual case by case basis. The Company believes the refined methodology results in a better estimate of warranty cost exposure, especially in periods of declining payment activity, and provides better visibility to the sensitivity of the estimate in the current environment. The Company will continue to periodically engage a third-party actuary for purposes of assisting in evaluating and determining the reasonableness of its general and structural warranty reserves.

The following table summarizes the warranty reserve activity for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$51,986	$73,552	$59,022	$89,318
Expense provisions	1,403	1,576	4,613	4,922
Cash payments	(2,944)	(2,974)	(7,584)	(7,539)
Adjustments	(7,197)	(10,814)	(12,803)	(25,361)

Balance at end of period	$43,248	$61,340	$43,248	$61,340

The favorable warranty adjustments recorded during the three and nine months ended September 30, 2010 and 2009 is primarily the result of the continued favorable trend in the amount of warranty payments incurred on previously closed homes and were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations.

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

The following table summarizes the insurance reserve activity for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$48,312	$59,395	$51,606	$59,171
Expense provisions	848	776	2,662	2,603
Cash payments	(212)	(2,534)	(5,320)	(3,130)
Adjustments	(7)	(943)	(7)	(1,950)

Balance at end of period	$48,941	$56,694	$48,941	$56,694

The insurance payments incurred during the three and nine months ended September 30, 2010 and 2009 primarily related to payments for certain insurance claims for which separate case reserves were previously established.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding
West	$66,233	$94,079	$246,563	$250,519
Mountain	89,111	61,945	245,905	163,720
East	58,304	33,033	162,466	113,004
Other Homebuilding	7,344	10,909	33,137	37,709

Total Homebuilding	220,992	199,966	688,071	564,952
Financial Services and Other	7,932	6,578	22,696	19,147
Corporate	-	-	-	50
Intercompany adjustments	(3,243)	(3,318)	(11,678)	(9,725)

Consolidated	$225,681	$203,226	$699,089	$574,424

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding
West	$4,900	$6,037	$13,611	$5,809
Mountain	520	(1,681)	6,652	(8,800)
East	2,021	(1,707)	1,957	(8,704)
Other Homebuilding	(1,673)	(2,724)	(1,897)	(4,232)

Total Homebuilding	5,768	(75)	20,323	(15,927)
Financial Services and Other	4,326	(4,344)	10,261	(108)
Corporate	(20,688)	(27,399)	(66,119)	(75,919)

Consolidated	$(10,594)	$(31,818)	$(35,535)	$(91,954)

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

	September 30, 2010	December 31, 2009
Homebuilding
West	$309,178	$190,204
Mountain	320,447	237,702
East	171,867	112,964
Other Homebuilding	41,786	26,778

Total Homebuilding	843,278	567,648
Financial Services and Other	119,132	133,957
Corporate	1,642,402	1,773,660
Intercompany adjustments	(2,657)	(45,957)

Consolidated	$2,602,155	$2,429,308

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Homebuilding
West	$1,189	$1,388	$4,474	$3,905
Mountain	941	678	2,495	1,880
East	454	373	1,405	1,319
Other Homebuilding	97	79	495	259

Total Homebuilding	2,681	2,518	8,869	7,363
Financial Services and Other	169	169	508	555
Corporate	855	717	2,429	2,210

Consolidated	$3,705	$3,404	$11,806	$10,128

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At September 30, 2010, the Company had issued and outstanding performance bonds and letters of credit totaling $83.5 million and $19.9 million, respectively, including $5.5 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. During the 2009 third quarter, mortgage performance in general continued to deteriorate as evidenced by a significant year-over-year increase in delinquency rates. Additionally, foreclosures and foreclosures in process increased substantially. Similarly,

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

HomeAmerican experienced an increase in the number and magnitude of claims to repurchase previously sold mortgage loans. Accordingly, the Company increased its estimated mortgage loan loss reserve by $7.3 million during the 2009 third quarter. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$8,069	$2,073	$9,641	$1,142
Expense provisions	-	1,229	-	2,119
Cash payments	(563)	(4)	(2,135)	(43)
Adjustments	-	6,050	-	6,050

Balance at end of period	$7,506	$9,348	$7,506	$9,268

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

Pursuant to the rules of the Supreme Court of Appeals, the underlying proceedings in the Circuit Court had been stayed pending the Supreme Court’s decision. Under the Supreme Court’s applicable rules, the stay expired on July 19, 2010.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Separately, claims have been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This litigation was filed on May 12, 2010, by forty plaintiffs from eleven households in Jefferson and Berkeley Counties. To date, this action has not been consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case are substantially similar to the Joy, Bauer and Saliba cases.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

Additionally, in the normal course of business, the Company is a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from the Company under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $14.4 million and $14.5 million at September 30, 2010 and December 31, 2009, respectively.

12.	Lines of Credit and Total Debt Obligations

Homebuilding.  On June 30, 2010, the Company terminated its homebuilding line of credit (“Homebuilding Line”), which was an unsecured revolving line of credit with a group of lenders that had a maturity date of March 21, 2011. The Company used this facility to provide letters of credit required in the ordinary course of its business and financing in support of its homebuilding segments. Prior to the termination of the Homebuilding Line, the Company transferred or replaced all letters of credit that had been outstanding. At the time of the termination, the Homebuilding Line had an aggregate commitment of $12.0 million and the Company had no letters of credit and no borrowings outstanding under the line. The Homebuilding Line was terminated as the Company did not need the Homebuilding Line to meet its liquidity needs.

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of September 30, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. On October 21, 2010, the Termination Date of the Mortgage Repurchase Facility was extended to September 16, 2011. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to certain advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility. At September 30, 2010 and December 31, 2009, the Company had $11.2 million and $29.1 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at September 30, 2010 and December 31, 2009, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported as a liability in Mortgage Repurchase Facility in the Consolidated Balance Sheets.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. HomeAmerican’s HUD Compare Ratio is the ratio of (a) the percentage of HomeAmerican’s FHA Mortgage Loan originations that were seriously delinquent or claim terminated in the first two years to (b) the percentage of all such Mortgage Loan originations. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The Company believes that it is in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and the Company is not aware of any covenant violations.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The Company’s debt obligations at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
7% Senior Notes due 2012	$149,601	$149,460
5 1/2% Senior Notes due 2013	349,721	349,642
5 3/8% Medium-Term Senior Notes due 2014	249,224	249,102
5 3/8% Medium-Term Senior Notes due 2015	249,812	249,787
5 5/8% Senior Notes due 2020	243,756	-

Total Senior Notes, net	$1,242,114	$997,991
Mortgage repurchase facility	11,155	29,115

Total Debt	$1,253,269	$1,027,106

13.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company’s overall effective income tax rates were 3.4% and 2.1% during the three and nine months ended September 30, 2010, respectively, and -0.7% and -11.5% during the three and nine months ended September 30, 2009, respectively. The change in the effective tax rate during the 2010 third quarter, compared with the same period during 2009, was not material to the Company’s Consolidated Statement of Operations. The change in the effective tax rates during the first nine months of 2010, compared with the same periods during 2009, resulted primarily from recording during 2009 a $9.7 million income tax expense related to an IRS examination of the Company’s 2008 net operating loss carryback to 2006.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. During the three and nine months ended September 30, 2010, there have been no material changes in the Company’s liability for unrecognized tax benefits.

During the 2010 first quarter, the Company reached a settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns, which settlement was subject to review by the Joint Committee on Taxation (“Joint Committee”). During the 2010 third quarter, the Company received a letter from the IRS communicating that the Joint Committee had taken exception to the settlement and the IRS could not enter into the settlement previously reached. At September 30, 2010, the Company and IRS were still attempting to reach a settlement.

Also during the 2010 first quarter, the Company received a $142.1 million federal income tax refund, which was generated by a 2009 federal net operating loss carry back to the 2004 and 2005 tax years in accordance with the provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009.

In October 2010, the Company reached a settlement with the Virginia Department of Taxation on the audit of its 2001 through 2003 state income tax returns. See Note 16 for further discussion of the settlement and the expected 2010 fourth quarter impact.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at September 30, 2010 (per the table below) resulted primarily from an increase in the Company’s federal and state net operating loss carry forwards, partially offset by a decrease in the Company’s asset impairment charges.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $221.5 million and $208.1 million at September 30, 2010 and December 31, 2009, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	September 30, 2010	December 31, 2009
Deferred tax assets
Federal net operating loss carryforward	$57,692	$5,716
Asset impairment charges	47,251	87,121
State net operating loss carryforward	47,076	41,845
Warranty, litigation and other reserves	30,654	38,789
Stock-based compensation expense	21,802	17,510
Alternative minimum tax credit carryforward	9,679	9,679
Accrued liabilities	9,131	7,921
Inventory, additional costs capitalized for tax purposes	6,961	7,317
Property, equipment and other assets, net	2,038	2,622
Charitable contribution carryforward	932	934
Deferred revenue	344	321

Total deferred tax assets	233,560	219,775
Valuation allowance	(221,477)	(208,144)

Total deferred tax assets, net of valuation allowance	12,083	11,631

Deferred tax liabilities
Deferred revenue	6,280	5,820
Accrued liabilities	1,012	926
Inventory, additional costs capitalized for financial statement purposes	616	681
Other, net	4,175	4,204

Total deferred tax liabilities	12,083	11,631

Net deferred tax asset	$-	$-

14.	Variable Interest Entities

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

In compliance with ASC 810 Consolidation (“ASC 810”), the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are variable interest entities (“VIE”) and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of September 30, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of, or the right to receive benefits from, the VIE.

The Company’s financial exposure with respect to VIEs is limited to the forfeiture of non-refundable deposit of cash or letters of credit. As of September 30, 2010 the Company had cash deposits and letters of credit totaling $9.3 million and $3.1 million, respectively, associated with the right to acquire 4,745 lots under Option Contracts.

15.	Other Comprehensive Loss

Total other comprehensive loss includes net loss and unrealized holding gains or losses on the Company’s available-for-sale marketable securities. The Company did not have any available-for-sale marketable securities at September 30, 2009 and, as a result, there were no unrealized holding gains or losses during the three and nine months ended September 30, 2009.

The following table sets forth the Company’s other comprehensive loss during the three and nine months ended September 30, 2010 (in thousands).

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net loss	$(10,239)	$(34,796)
Unrealized holding gains	5,917	4,623

Total other comprehensive loss	$(4,322)	$(30,173)

16.	Subsequent Events

In October 2010, the Company reached a settlement with the Virginia Department of Taxation on the audit of its 2001 through 2003 state income tax returns. The settlement is expected to result in an income tax benefit of approximately $5.4 million in the Company’s Consolidated Statements of Operations during the 2010 fourth quarter. The settlement is also expected to result in a decrease of approximately $2.9 million in the Company’s gross unrecognized tax benefits. Finally, the settlement is expected to result in an increase of approximately $1.4 million to income tax receivable and a decrease of approximately $0.3 million to cash in the Company’s Consolidated Balance Sheet during the 2010 fourth quarter.

Effective October 21, 2010, HomeAmerican entered into a Second Amendment (the “Second Amendment”) to its Mortgage Repurchase Facility (defined above) with U.S. Bank National Association. Among other things, the Second Amendment: (i) extends the termination date of the Mortgage Repurchase Facility to September 16, 2011; (ii) adds a HUD Compare Ratio covenant; and (iii) reduces both the Balance Funded Rate and the minimum Pricing Rate applied to advances under the Mortgage Repurchase Facility to 3.75%. The foregoing terms are defined in the Mortgage Repurchase Facility and the Second Amendment.

17.	Supplemental Guarantor Information

The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.

•	M.D.C. Land Corporation
•	RAH of Florida, Inc.
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Florida, LP
•	Richmond American Homes of Illinois, Inc.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.

Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	Richmond American Homes of West Virginia, Inc.

During the 2010 third quarter, Richmond American Homes of West Virginia, Inc. was released as a Guarantor of the Company’s senior notes.

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Asset
Cash and cash equivalents	$650,254	$4,903	$33,404	$-	$688,561
Marketable securities	892,475	-	29,627	-	922,102
Restricted cash	-	504	-	-	504
Receivables	11,529	14,988	2,038	(2,657)	25,898
Mortgage loans held-for- sale, net	-	-	48,161	-	48,161
Inventories, net
Housing completed or under construction	-	417,485	-	-	417,485
Land and land under development	-	365,307	-	-	365,307
Other assets, net	89,944	40,575	3,618	-	134,137
Investment in subsidiaries	103,366	-	-	(103,366)	-

Total Assets	$1,747,568	$843,762	$116,848	$(106,023)	$2,602,155

Liabilities
Accounts payable and related party liabilities	$2,892	$50,157	$531	$(2,657)	$50,923
Accrued liabilities	139,385	77,680	60,806	-	277,871
Advances and notes payable to parent and subsidiaries	(656,915)	651,614	5,301	-	-
Mortgage repurchase facility	-	-	11,155	-	11,155
Senior notes, net	1,242,114	-	-	-	1,242,114

Total Liabilities	727,476	779,451	77,793	(2,657)	1,582,063

Stockholders’ Equity	1,020,092	64,311	39,055	(103,366)	1,020,092

Total Liabilities and Stockholders’ Equity	$1,747,568	$843,762	$116,848	$(106,023)	$2,602,155

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Asset
Cash and cash equivalents	$1,210,123	$3,258	$20,871	$-	$1,234,252
Marketable securities	327,944	-	-	-	327,944
Restricted cash	-	476	-	-	476
Receivables	137,688	24,740	44,573	(45,957)	161,044
Mortgage loans held-for- sale, net	-	-	62,315	-	62,315
Inventories, net
Housing completed or under construction	-	260,324	-	-	260,324
Land and land under development	-	262,860	-	-	262,860
Investment in subsidiaries	90,413	-	-	(90,413)	-
Other assets, net	87,121	29,629	3,343	-	120,093

Total Assets	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

Liabilities
Accounts payable and related party liabilities	$48,331	$34,017	$696	$(45,957)	$37,087
Accrued liabilities	133,226	95,705	63,038	-	291,969
Advances and notes payable to parent and subsidiaries	(399,405)	410,285	(10,880)	-	-
Mortgage repurchase facility	-	-	29,115	-	29,115
Senior notes, net	997,991	-	-	-	997,991

Total Liabilities	780,143	540,007	81,969	(45,957)	1,356,162

Stockholders’ Equity	1,073,146	41,280	49,133	(90,413)	1,073,146

Total Liabilities and Stockholders’ Equity	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$219,743	$-	$(3,242)	$216,501
Land sales and other revenue	-	1,249	7,931	-	9,180
Equity in (loss) income of subsidiaries	9,066	-	-	(9,066)	-

Total Revenue	9,066	220,992	7,931	(12,308)	225,681

Cost and Expenses
Home cost of sales	-	173,963	478	(3,242)	171,199
Asset impairments, net	-	3,718	-	-	3,718
Marketing and commission expenses	-	19,269	-	-	19,269
General and administrative and other expenses	18,530	13,078	9,296	-	40,904

Total Operating Costs and Expenses	18,530	210,028	9,774	(3,242)	235,090

(Loss) income from Operations	(9,464)	10,964	(1,843)	(9,066)	(9,409)
Other (expense) income	(2,169)	50	934	-	(1,185)

(Loss) income before income taxes	(11,633)	11,014	(909)	(9,066)	(10,594)
Benefit from (provision for) income taxes	1,394	753	(1,792)	-	355

Net (loss) income	$(10,239)	$11,767	$(2,701)	$(9,066)	$(10,239)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$190,134	$-	$(3,318)	$186,816
Land sales and other revenue	-	9,826	6,584	-	16,410
Equity in (loss) income of subsidiaries	3,445	-	-	(3,445)	-

Total Revenue	3,445	199,960	6,584	(6,763)	203,226

Cost and Expenses
Home cost of sales	-	154,915	(1)	(3,318)	151,596
Asset impairments	-	1,197	-	-	1,197
Marketing and commission expenses	-	16,439	-	-	16,439
General and administrative and other expenses	19,736	27,803	11,293	-	58,832

Total Operating Costs and Expenses	19,736	200,354	11,292	(3,318)	228,064

Loss from Operations	(16,291)	(394)	(4,708)	(3,445)	(24,838)
Other (expense) income	(7,480)	117	383	-	(6,980)

Loss before income taxes	(23,771)	(277)	(4,325)	(3,445)	(31,818)
(Provision for) benefit from income taxes	(8,277)	6,440	1,607	-	(230)

Net (loss) income	$(32,048)	$6,163	$(2,718)	$(3,445)	$(32,048)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$680,398	$-	$(11,678)	$668,720
Land sales and other revenue	-	7,673	22,696	-	30,369
Equity in income of subsidiaries	26,727	-	-	(26,727)	-

Total Revenue	26,727	688,071	22,696	(38,405)	699,089

Cost and Expenses
Home cost of sales	-	546,888	441	(11,678)	535,651
Asset impairments, net	-	3,718	-	-	3,718
Marketing and commission expenses	-	54,544	-	-	54,544
General and administrative and other expenses	55,319	57,529	19,041	-	131,889

Total Operating Costs and Expenses	55,319	662,679	19,482	(11,678)	725,802

(Loss) income from Operations	(28,592)	25,392	3,214	(26,727)	(26,713)
Other (expense) income	(10,799)	126	1,851	-	(8,822)

(Loss) income before income taxes	(39,391)	25,518	5,065	(26,727)	(35,535)
Benefit from (provision for) income taxes	4,595	530	(4,386)	-	739

Net (loss) income	$(34,796)	$26,048	$679	$(26,727)	$(34,796)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Nine Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$549,077	$-	$(9,725)	$539,352
Land sales and other revenue	50	15,869	19,153	-	35,072
Equity in loss of subsidiaries	(18,659)	-	-	18,659	-

Total Revenue	(18,609)	564,946	19,153	8,934	574,424

Cost and Expenses
Home cost of sales	-	454,771	(7)	(9,725)	445,039
Asset impairments	-	17,009	-	-	17,009
Marketing and commission expenses	-	46,512	-	-	46,512
General and administrative and other expenses	54,558	63,293	20,569	-	138,420

Total Operating Costs and Expenses	54,558	581,585	20,562	(9,725)	646,980

(Loss) income from Operations	(73,167)	(16,639)	(1,409)	18,659	(72,556)
Other (expense) income	(20,845)	97	1,350	-	(19,398)

(Loss) income before income taxes	(94,012)	(16,542)	(59)	18,659	(91,954)
Benefit from (provision for) income taxes	(8,471)	(1,903)	(155)	-	(10,529)

Net (loss) income	$(102,483)	$(18,445)	$(214)	$18,659	$(102,483)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$70,017	$(235,638)	$11,456	$16,574	$(137,591)

Net cash used in investing activities	(566,995)	(1,029)	(29,102)	-	(597,126)

Financing activities
(Advances to) payments from subsidiaries	(269,877)	238,312	48,139	(16,574)	-
Proceeds from issuance of senior notes, net	242,288	-	-	-	242,288
Payments on mortgage repurchase facility, net	-	-	(17,960)	-	(17,960)
Dividend payments	(35,355)	-	-	-	(35,355)
Proceeds from exercise of stock options	53	-	-	-	53

Net cash (used in) provided by financing activities	(62,891)	238,312	30,179	(16,574)	189,026

Net (decrease) increase in cash and cash equivalents	(559,869)	1,645	12,533	-	(545,691)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$650,254	$4,903	$33,404	$-	$688,561

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Nine Months Ended September 30, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$90,070	$107,113	$28,714	$18,609	$244,506

Net cash used in investing activities	(46,892)	(46)	-	-	(46,938)

Financing activities
Payments from (advances to) subsidiaries	132,173	(107,147)	(6,417)	(18,609)	-
Payments on mortgage repurchase facility, net	-	-	(21,863)	-	(21,863)
Dividend payments	(35,180)	-	-	-	(35,180)
Proceeds from exercise of stock options	3,622	-	-	-	3,622

Net cash provided by (used in) financing activities	100,615	(107,147)	(28,280)	(18,609)	(53,421)

Net increase (decrease) in cash and cash equivalents	143,793	(80)	434	-	144,147
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	-	1,304,728

End of period	$1,423,477	$3,456	$21,942	$-	$1,448,875

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily many of our homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, general liability coverage for construction work performed associated with closed homes, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC. StarAmerican has agreed to re-insure: (1) all claims pursuant to two policies issued to the Company by a third-party; and (2) pursuant to agreements beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $18.0 million per year, through June 30, 2009. Effective July 1, 2009, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits, not to exceed $6.0 million per year.

EXECUTIVE SUMMARY

Despite new homes becoming more affordable and low interest rates, economic conditions continued to delay a recovery in the new home sales market. We continued to be faced with challenges, which include: (1) significant deterioration in new orders for homes following the expiration of the federal homebuyer tax credit, which required the sale of homes to be completed by April 30, 2010; (2) high levels of home inventories; (3) significant competition for new home orders and acquisition of finished lots; and (4) overall low economic activity, low consumer confidence and high unemployment levels. In addition, our industry faces uncertainty surrounding the impact that new legislation and regulations may have on our business. However, the timing, strength and sustainability of any recovery in the new home sales market remains unclear. We believe that stability in the credit and capital markets, improvement in U.S. employment levels, declines in home foreclosure levels and an eventual renewal of confidence in the U.S. and global economies will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” below.

As a result of these conditions, we experienced a 22% decline in net orders for homes during the 2010 third quarter, compared with the same period in 2009, despite holding sales programs that focused on offering low mortgage interest rates in an effort to generate traffic. Although our Home Gross Margins (as defined below) improved slightly quarter over quarter, our recent orders reflect declining prices necessary to drive traffic and velocity. As a result, Home Gross Margins in our Backlog at September 30, 2010 are lower than the Home Gross Margins we achieved for our 2010 third quarter closings. In certain communities, primarily within our West segment, we are experiencing strong pricing competition. This pressure, coupled with the limited number of qualified buyers in this market, has resulted in asset impairments of $3.7 million during the 2010 third quarter. Additionally, we had losses before income taxes of $10.6 million during the 2010 third quarter, which did represent improvement from the $31.8 million loss we had during the 2009 third quarter. Our 2010 third quarter loss, compared with the 2009 third quarter loss, was lower primarily resulting from increases in Home Gross Margins during the 2010 third quarter, compared with the same period in 2009, an increase in interest income on our cash, cash equivalents and marketable securities and a decline in our marketing, commission and general and administrative expenses.

During the nine months ended September 30, 2010, despite the contribution from the federal homebuyer tax credit and certain new home sales promotions, our net orders increased only slightly, compared with the same period during 2009. And while we did experience a 25% increase in home closings and increases in our Home Gross Margins during the first nine months of 2010 compared with the same period during 2009, we continued to have losses before income taxes during the nine months ended September 30, 2010, albeit at a lower level than during the same period in 2009. The improvement in our financial performance during the nine months ended September 30, 2010 primarily resulted from: (1) an increase in Home Gross Margins during the first nine months of 2010, compared with the first nine months of 2009; (2) a $13.3 million decline in asset impairments; (3) and a $9.8 million increase in interest income on our cash, cash equivalents and marketable securities. These items partially were offset by a $10.1 million increase in our marketing, commission and general and administrative expenses.

During the nine months ended September 30, 2010, we received $144.5 million of our income tax receivable and completed the issuance of senior notes that generated $242.3 million in cash. Additionally, we invested $796.3 million of cash into various debt and equity securities during the first nine months of 2010. We continued to manage our inventory by limiting the number of finished specs and increasing the number of homes at drywall hold. Although acquisition of finished lots continued to be highly competitive during the 2010 third quarter and first nine months, we were able to increase the total number of lots controlled through acquisition and lot option contracts by 6,450 in 102 new subdivisions, including 2,044 lots in 27 subdivisions in the 2010 third quarter.

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

Warranty Reserves. We record expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. The establishment of warranty reserves is primarily based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded. During 2010, in light of a continued decrease in our warranty payments, and similar to our procedure in prior years, we engaged a third-party actuary to assist in our analysis of estimated future warranty payments. Based upon the actuarial analysis, we refined our methodology of estimating a reasonable range for warranty reserves during the 2010 second quarter. During the 2010 third quarter, we expanded our analysis and included all structural warranty claims experience in the actuarial analysis. Consistent with prior periods, certain known, unusual warranty claims continue to be evaluated and reserved for on an individual case by case basis. We believe the refined methodology results in a better estimate of warranty cost exposure, especially in periods of declining payment activity, and provides better visibility to the sensitivity of the estimate in the current environment. We will continue to periodically engage a third-party actuary for purposes of assisting in evaluating and determining the reasonableness of our general and structural warranty reserves.

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

KEY HOMEBUILDING MEASURES

The table below sets forth information relating to orders for homes.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Amount	%	2010	2009	Amount	%
Orders For Homes, net (units)
Arizona	119	227	(108)	-48%	471	599	(128)	-21%
California	101	75	26	35%	236	262	(26)	-10%
Nevada	106	214	(108)	-50%	471	462	9	2%

West	326	516	(190)	-37%	1,178	1,323	(145)	-11%

Colorado	220	197	23	12%	722	537	185	34%
Utah	73	102	(29)	-28%	308	229	79	34%

Mountain	293	299	(6)	-2%	1,030	766	264	34%

Delaware Valley	10	13	(3)	-23%	26	46	(20)	-43%
Maryland	57	53	4	8%	150	144	6	4%
Virginia	60	61	(1)	-2%	202	178	24	13%

East	127	127	-	0%	378	368	10	3%

Florida	50	71	(21)	-30%	156	193	(37)	-19%
Illinois	-	3	(3)	N/M	-	19	(19)	N/M

Other Homebuilding	50	74	(24)	-32%	156	212	(56)	-26%

Total	796	1,016	(220)	-22%	2,742	2,669	73	3%

Estimated Value of Orders for Homes, net	$231,000	$272,000	$(41,000)	-15%	$770,000	$752,000	$18,000	2%
Estimated Average Selling Price of Order for Homes, net	$290.2	$267.7	$22.5	8%	$280.8	$281.8	$(1.0)	0%
N/M – Not meaningful

Orders for Homes, net. Despite new homes becoming more affordable, continued low interest rate levels and special sales promotions, net orders for homes declined in nearly each of our homebuilding segments during the three months ended September 30, 2010. Contributing to this decline was the impact of severe competition for home orders with other homebuilders and significant declines in orders for homes following the expiration of the federal homebuyer tax credit on April 30, 2010. Net orders for homes during the nine months ended September 30, 2010 increased slightly due to an increase in orders for homes in our Mountain segment. In our West and Other Homebuilding segments during the nine months ended September 30, 2010, net orders for homes declined primarily resulting from high levels of competition and the expiration of the federal homebuyer tax credit.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2010	2009	Amount	%	2010	2009	Amount	%
Arizona	111	152	(41)	-27%	461	505	(44)	-9%
California	62	80	(18)	-23%	176	191	(15)	-8%
Nevada	108	106	2	2%	427	294	133	45%

West	281	338	(57)	-17%	1,064	990	74	7%

Colorado	208	159	49	31%	546	363	183	50%
Utah	78	40	38	95%	277	136	141	104%

Mountain	286	199	87	44%	823	499	324	65%

Delaware Valley	13	12	1	8%	29	42	(13)	-31%
Maryland	55	25	30	120%	156	90	66	73%
Virginia	58	34	24	71%	166	120	46	38%

East	126	71	55	77%	351	252	99	39%

Florida	29	48	(19)	-40%	142	141	1	1%
Illinois	-	3	(3)	N/M	-	22	(22)	N/M

Other Homebuilding	29	51	(22)	-43%	142	163	(21)	-13%

Total	722	659	63	10%	2,380	1,904	476	25%

N/M – Not meaningful

Homes closed during the three and nine months ended September 30, 2010 increased in our Mountain and East segments, primarily resulting from more homes in Backlog in each of these segments at the beginning of the 2010 third quarter, compared with the beginning of the 2009 third quarter. In our West segment, home closings were lower during the 2010 third quarter, as we had fewer homes in Backlog leading into the 2010 third quarter, compared with the beginning of the 2009 third quarter. Home closings in the West segment during the nine months ended September 30, 2010 were higher, primarily driven by our ability to convert more orders for homes received during the first nine months of 2010 into closings during this period, compared with the 2009 period. In our Other Homebuilding segment, home closings were lower during the three and nine months ended September 30, 2010 as we had fewer homes in Backlog leading into each 2010 period.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	September 30, 2010	December 31, 2009	September 30, 2009
Backlog (units)
Arizona	113	103	252
California	136	76	120
Nevada	132	88	221

West	381	267	593

Colorado	383	207	246
Utah	125	94	135

Mountain	508	301	381

Delaware Valley	20	23	31
Maryland	97	103	112
Virginia	109	73	94

East	226	199	237

Florida	73	59	87
Illinois	-	-	-

Other Homebuilding	73	59	87

Total	1,188	826	1,298

Backlog Estimated Sales Value	$368,000	$265,000	$383,000

Estimated Average Selling Price of Homes in Backlog	$309.8	$320.8	$295.1

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at September 30, 2010 increased in each of our homebuilding segments, as our net orders for homes during the first nine months of 2010 exceeded our home closings in each homebuilding segment. Contributing to the improvement in our September 30, 2010 Backlog was the impact of the federal homebuyer tax credit and two sale promotions, which stimulated improvement in our net orders for homes during the first nine months of 2010. The Backlog estimated sales value also increased from December 31, 2009 due to the 44% increase in the number of homes in Backlog at September 30, 2010, slightly offset by the 3% decrease in the estimated average selling price of homes in Backlog.

Cancellation Rate. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended September 30,
	2010	2009	Change
Homebuilding
West	27%	21%	6%
Mountain	34%	24%	10%
East	30%	27%	3%
Other Homebuilding	30%	27%	3%

Consolidated	30%	23%	7%

	Nine Months Ended September 30,
	2010	2009	Change
Homebuilding
West	22%	19%	3%
Mountain	29%	24%	5%
East	28%	27%	1%
Other Homebuilding	31%	24%	7%

Consolidated	26%	22%	4%

The Cancellation Rate in each of our homebuilding segments increased during the three and nine months ended September 30, 2010, primarily as a result of homebuyers not being able to qualify for mortgage loans and our prospective homebuyers having difficulty selling their existing homes.

Active Subdivisions.  The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	September 30, 2010	December 31, 2009	September 30, 2009
Arizona	28	28	30
California	10	3	5
Nevada	19	18	20

West	57	49	55

Colorado	39	42	41
Utah	19	16	17

Mountain	58	58	58

Delaware Valley	1	1	1
Maryland	8	8	8
Virginia	7	7	7

East	16	16	16

Florida	11	10	8
Illinois	-	-	-

Other Homebuilding	11	10	8

Total	142	133	137

We define an active subdivision as a subdivision that has more than five homes available to be sold and closed, and that has sold at least five homes. Our active subdivisions increased from December 31, 2009, primarily resulting from an increase in the California market of our West segment as we have begun selling and closing homes in subdivisions that were purchased in 2009 and 2010. In addition, 64 new communities are close to reaching active status, while only 38 active subdivisions are nearing inactive status.

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

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Arizona	$200.7	$193.6	$7.1	4%
California	375.2	417.0	(41.8)	-10%
Colorado	322.6	317.3	5.3	2%
Delaware Valley	369.1	429.5	(60.4)	-14%
Florida	253.2	208.2	45.0	22%
Illinois	-	294.0	N/M	N/M
Maryland	460.8	405.7	55.1	14%
Nevada	190.2	204.6	(14.4)	-7%
Utah	268.9	283.1	(14.2)	-5%
Virginia	484.5	521.1	(36.6)	-7%
Average	$299.9	$283.5	$16.4	6%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Arizona	$196.1	$194.8	$1.3	1%
California	396.0	410.3	(14.3)	-3%
Colorado	309.8	333.7	(23.9)	-7%
Delaware Valley	367.6	418.0	(50.4)	-12%
Florida	230.6	217.9	12.7	6%
Illinois	-	313.0	N/M	N/M
Maryland	462.2	405.4	56.8	14%
Nevada	188.4	206.4	(18.0)	-9%
Utah	272.8	295.2	(22.4)	-8%
Virginia	479.5	490.6	(11.1)	-2%
Average	$281.0	$283.3	$(2.3)	-1%
N/M – Not meaningful

The average selling price of our closed homes increased 6% during the three months ended September 30, 2010 driven primarily by a change in the mix of homes we delivered to higher priced markets. We did see an increase in the average selling price of closed homes in our Florida and Maryland markets primarily from a shift in product mix as we closed a higher concentration of homes in higher priced subdivisions. In most of our other markets, the average selling price for our closed homes during the three and nine months ended September 30, 2010 was generally impacted by closing more of our newer and smaller products, which were introduced into the market in the second half of 2009.

RESULTS OF OPERATIONS

The following discussion compares results for the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009.

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

The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended September 30,
	2010	2009	Change
Homebuilding
West	35.3%	26.9%	8.4%
Mountain	12.0%	11.5%	0.5%
East	18.5%	14.1%	4.4%
Other Homebuilding	9.2%	6.5%	2.7%

Consolidated	20.9%	18.9%	2.0%

	Nine Months Ended September 30,
	2010	2009	Change
Homebuilding
West	25.7%	25.1%	0.6%
Mountain	14.9%	9.3%	5.6%
East	17.7%	14.2%	3.5%
Other Homebuilding	18.7%	9.8%	8.9%

Consolidated	19.9%	17.5%	2.4%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments in our warranty reserves. Beginning in 2007 and continuing into the first nine months of 2010, the Company experienced a significant favorable trend in the amount of warranty payments incurred on its previously closed homes. Because our warranty reserve balance at each period end is generally determined based upon historical warranty payment patterns, the foregoing favorable trend in warranty payments impacted significantly our warranty reserves during the three and nine months ended September 30, 2010 and 2009. As a result of the significant decline in warranty payments incurred on previously closed homes, we recorded reductions to our warranty reserves for previously closed homes totaling $7.2 million and $12.8 million during the three and nine months ended September 30, 2010, respectively, and $10.8 million and $25.4 million during the three and nine months ended September 30, 2009, respectively.

Home Gross Margins are also impacted by interest included in home cost of sales. During the three months ended September 30, 2010 and 2009, interest in home cost of sales was 2.6% and 3.8% percent of home sales revenue, respectively, and for the nine months ended September 30, 2010 and 2009, interest in home cost of sales was 2.5% and 4.4%, respectively.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in cost of sales during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010	2009	Change
West	24.0%	19.6%	4.4%
Mountain	17.5%	13.7%	3.8%
East	18.8%	16.5%	2.3%
Other	21.0%	9.9%	11.1%

Consolidated	20.2%	16.9%	3.3%

	Nine Months Ended September 30,
	2010	2009	Change
West	23.0%	19.9%	3.1%
Mountain	18.0%	14.0%	4.0%
East	19.1%	16.5%	2.6%
Other	21.1%	11.9%	9.2%

Consolidated	20.5%	17.2%	3.3%

During the three and nine months ended September 30, 2010, Home Gross Margins, excluding warranty adjustments and interest expense, for each of our homebuilding segments were generally favorably impacted by decreases in home cost of construction, as we have been closing more of our smaller and redesigned homes, partially offset by increases in the lot cost per closed home.

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

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest (1)
Three Months Ended September 30, 2010
West	$66,076	$42,775	$(9,287)	$1,825	$50,237	24.0%
Mountain	88,080	77,505	2,550	2,254	72,701	17.5%
East	58,243	47,494	(1,197)	1,370	47,321	18.8%
Other	7,345	6,668	737	132	5,799	21.0%
Intercompany adjustments	(3,243)	(3,243)	-	-	(3,243)	N/A

Consolidated	$216,501	$171,199	$(7,197)	$5,581	$172,815	20.2%

Three Months Ended September 30, 2009
West	$84,474	$61,737	$(9,163)	$2,966	$67,934	19.6%
Mountain	61,772	54,659	(1,077)	2,448	53,288	13.7%
East	33,015	28,357	(549)	1,334	27,572	16.5%
Other	10,873	10,161	(25)	394	9,792	9.9%
Intercompany adjustments	(3,318)	(3,318)	-	-	(3,318)	N/A

Consolidated	$186,816	$151,596	$(10,814)	$7,142	$155,268	16.9%

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest (1)
Nine Months Ended September 30, 2010
West	$240,555	$178,738	$(13,114)	$6,540	$185,312	23.0%
Mountain	244,751	208,310	$1,869	5,820	200,621	18.0%
East	162,351	133,650	$(1,767)	4,031	131,386	19.1%
Other	32,741	26,631	$209	594	25,828	21.1%
Intercompany adjustments	$(11,678)	(11,678)	-	-	(11,678)	N/A

Consolidated	$668,720	$535,651	$(12,803)	$16,985	$531,469	20.5%

Nine Months Ended September 30, 2009
West	$237,406	$177,764	$(21,586)	$9,106	$190,244	19.9%
Mountain	161,267	146,325	(523)	8,178	138,670	14.0%
East	112,789	96,733	(2,539)	5,039	94,233	16.5%
Other	37,615	33,942	(713)	1,513	33,142	11.9%
Intercompany adjustments	(9,725)	(9,725)	-	-	(9,725)	N/A

Consolidated	$539,352	$445,039	$(25,361)	$23,836	$446,564	17.2%

(1)

Home Gross Margins excluding the impact of warranty adjustments and interest in cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest have on our Home Gross Margins.

Land Sales.  Land sales revenue was $0.9 million and $6.6 million during the three and nine months ended September 30, 2010 and $9.4 million and $14.0 million during the three and nine months ended September 30, 2009, respectively. The sale of land during the 2010 and 2009 periods related primarily to our West segment.

Other Revenue.  Gains on the sale of mortgage loans and broker origination fees, net, primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties, and fees that HomeAmerican earns upon brokering a mortgage loan for a home closing. Insurance premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consists of forfeiture of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations. The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$5,920	$4,715	$1,205	26%
Insurance revenue	1,525	1,501	24	2%
Title and other revenue	831	780	51	7%

Total other revenue	$8,276	$6,996	$1,280	18%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$16,523	$13,783	$2,740	20%
Insurance revenue	4,702	4,362	340	8%
Title and other revenue	2,526	2,941	(415)	-14%

Total other revenue	$23,751	$21,086	$2,665	13%

Other revenue increased during the three and nine months ended September 30, 2010 primarily due to increases in the gains on sales of mortgage loans and other broker origination fees as we increased our home closings during these periods by 10% and 25%, respectively.

Land Cost of Sales.  Land cost of sales during the three and nine months ended September 30, 2010 was $0.8 million and $6.0 million, respectively, and $9.4 million and $12.3 million during the three and nine months ended September 30, 2009, respectively. Land cost of sales during the 2010 and 2009 periods related to the sale of land primarily in our West segment.

Asset Impairments.  The following table sets forth, by reportable segment, the asset impairments recorded for the three and nine months ended September 30, 2010 and 2009 (in thousands).

	Three Months Ended September 30,
	2010	2009
Land and Land Under Development (Held-for-Development)
West	$2,490	$172
Other Homebuilding	-	359

Subtotal	2,490	531

Housing Completed or Under Construction (Held-for-Development)
West	1,143	111
Mountain	-	191
Other Homebuilding	-	270

Subtotal	1,143	572

Other Assets	85	94

Consolidated Asset Impairments	$3,718	$1,197

	Nine Months Ended September 30,
	2010	2009
Land and Land Under Development (Held-for-Development)
West	$2,490	$9,963
Mountain	-	254
East	-	1,600
Other Homebuilding	-	376

Subtotal	2,490	12,193

Housing Completed or Under Construction (Held-for-Development)
West	1,143	3,387
Mountain	-	191
East	-	875
Other Homebuilding	-	537

Subtotal	1,143	4,990

Land and Land Under Development (Held-for-Sale) - West
Segment	-	(557)
Other Assets	85	383

Consolidated Asset Impairments	$3,718	$17,009

The $3.7 million impairment during the three and nine months ended September 30, 2010 primarily related to three subdivisions in the Arizona market of our West segment. The impairments during 2010 primarily resulted from lowering our estimated average selling prices of homes, driven in part by: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The impairment of our held-for-development inventories during the three months ended September 30, 2009, primarily related to three communities, one in each of our West, Mountain and Other Homebuilding segments. These impairments resulted primarily from declines in the average selling price of homes in each of these communities, implemented in an effort to generate new home sales.

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

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$4,940	$4,582	$358	8%
Mountain	3,491	2,750	741	27%
East	1,902	1,656	246	15%
Other Homebuilding	858	643	215	33%

Consolidated	$11,191	$9,631	$1,560	16%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$13,188	$12,685	$503	4%
Mountain	9,137	6,977	2,160	31%
East	5,196	4,941	255	5%
Other Homebuilding	2,205	1,790	415	23%

Consolidated	$29,726	$26,393	$3,333	13%

The $1.6 million increase in marketing expenses during the three months ended September 30, 2010 primarily resulted from increases of: (1) $0.9 million in product advertising, primarily resulting from new advertising signs purchased in most of our subdivisions, and other advertising costs in conjunction with our sales efforts; and (2) $0.5 million in amortization of deferred marketing costs and sales office expenses resulting from closing 63 more homes during the 2010 third quarter and an increase in model homes from September 2009.

The $3.3 million increase in marketing expenses during the nine months ended September 30, 2010 primarily resulted from increases of: (1) $2.0 million in product advertising, primarily resulting from new advertising signs purchased in most of our subdivisions, and other advertising costs in conjunction with our sales efforts; and (2) $1.9 million in amortization of deferred marketing costs resulting from closing 476 more homes. These items partially were offset by a $0.5 million decrease in our employee compensation and other employee-related benefit costs.

Commission Expenses.  Commission expenses primarily include direct incremental commissions paid to employees and third-parties for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$2,655	$3,036	$(381)	-13%
Mountain	3,176	2,253	923	41%
East	1,903	1,081	822	76%
Other Homebuilding	344	438	(94)	-21%

Consolidated	$8,078	$6,808	$1,270	19%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$9,320	$8,384	$936	11%
Mountain	8,649	5,939	2,710	46%
East	5,428	4,301	1,127	26%
Other Homebuilding	1,421	1,495	(74)	-5%

Consolidated	$24,818	$20,119	$4,699	23%

Commission expense increased in our Mountain and East segments during the 2010 third quarter, primarily resulting from closing 87 and 55 more homes, respectively. Commission expense decreased during the 2010 third quarter in our West and Other Homebuilding segment, primarily due to closing 57 and 22 fewer homes.

Commission expense during the nine months ended September 30, 2010 increased in our Mountain, East and West segments, primarily due to closing 324, 99 and 74 more homes, respectively. The decline in commissions in our Other Homebuilding segment resulted from closing 21 fewer homes.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$6,717	$6,443	$274	4%
Mountain	3,532	3,590	(58)	-2%
East	4,805	3,577	1,228	34%
Other Homebuilding	1,057	969	88	9%

Total Homebuilding	16,111	14,579	1,532	11%

Financial Services and Other	4,521	11,303	(6,782)	-60%
Corporate	18,637	19,918	(1,281)	-6%

Consolidated	$39,269	$45,800	$(6,531)	-14%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$22,037	$19,406	$2,631	14%
Mountain	12,004	11,035	969	9%
East	16,043	12,857	3,186	25%
Other Homebuilding	4,242	2,966	1,276	43%

Total Homebuilding	54,326	46,264	8,062	17%

Financial Services and Other	14,267	20,646	(6,379)	-31%
Corporate	55,467	55,071	396	1%

Consolidated	$124,060	$121,981	$2,079	2%

Our consolidated general and administrative expense decreased during the three months ended September 30, 2010, primarily resulting from the following: (1) we incurred $7.3 million of expenses associated with our mortgage loan loss reserve in the 2009 third quarter that we did not incur during the 2010 third quarter (see Note 11 to our Unaudited Consolidated Financial Statements); (2) a $3.3 million decrease in fees associated with our homebuilding line of credit that was terminated during the 2010 second quarter; and (3) $1.6 million in legal-related costs. These items partially were offset by a $5.1 million increase in employee compensation and other employee-related benefit costs.

General and administrative expenses in our West segment increased slightly during the three months ended September 30, 2010, primarily due to a $1.1 million increase in employee compensation and other employee-related benefit costs and a $0.5 million increase in supervisory fees. These items partially were offset by a decrease of $1.5 million in legal-related costs. In our Mountain segment, while general and administrative expenses during the three months ended September 30, 2010 were relatively flat, they were impacted positively by a $0.6 million decrease in legal-related costs, partially offset by a $0.5 million increase in employee compensation and other employee-related benefit costs.

In our East segment, general and administrative expenses were higher during the three months ended September 30, 2010, primarily resulting from the following increases: (1) $0.6 million in legal-related costs; and (2) $0.3 million in employee compensation and other employee-related benefits. In our Other Homebuilding segment, general and administrative expenses were flat during the three months ended September 30, 2010.

In our Financial Services and Other segment, general and administrative expenses decreased due to a $7.3 million decline in expenses associated with our mortgage loan loss reserves. In our Corporate segment, general and administrative costs were lower during the three months ended September 30, 2010, primarily due to a $3.3 million decrease in fees associated with our homebuilding line of credit that was terminated during the 2010 second quarter, partially offset by a $2.8 million increase in employee compensation and other employee-related benefit costs.

Our consolidated general and administrative expense increased during the nine months ended September 30, 2010, primarily resulting from the following increases: (1) $12.0 million in employee compensation and other employee-related benefit costs; (2) $2.3 million in legal-related costs; and (3) $1.9 million in other general and administrative expenses, consisting primarily of travel-related costs. These items partially were offset by a decrease in expenses associated with our mortgage loan loss reserves as we incurred $8.2 million of expenses during the first nine months of 2009 that we did not incur during the 2010 first nine months. Additionally, we had a decrease of $4.9 million in fees associated with our homebuilding line of credit that was terminated during the 2010 second quarter.

General and administrative expenses in our West segment increased during the nine months ended September 30, 2010, primarily due to a $2.1 million increase in employee compensation and other employee-related benefit costs. In our Mountain segment, general and administrative costs were higher during the nine months ended September 30, 2010, primarily due to employee compensation and other employee-related benefit costs.

In our East and Other Homebuilding segments, general and administrative costs were higher during the nine months ended September 30, 2010, primarily due to increased legal-related costs.

In our Financial Services and Other segment, general and administrative expenses decreased, primarily resulting from an $8.2 million decline in expenses associated with our mortgage loan loss reserves. This was partially offset by an increase of $1.3 million in employee compensation and other employee-related benefit costs.

In our Corporate segment, while general and administrative costs were flat during the nine months ended September 30, 2010, they were impacted positively by a $4.9 million decrease in fees associated with our homebuilding line of credit that was terminated during the 2010 second quarter. This was offset by a $6.0 million increase in employee compensation and other employee-related benefit costs.

Other Operating Expenses.  Other operating expenses were $0.8 million and $1.8 million during the three and nine months ended September 30, 2010, respectively. These costs primarily relate to write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. Other operating expenses were $3.6 million and $4.2 million during the three and nine months ended September 30, 2009, respectively, and relate primarily to a valuation allowance recorded against other receivables and write-offs of pre-acquisition cost and deposits.

Other Income (Expense).  Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense, primarily on our senior notes, and gain or loss on the sale of other assets. Interest income during the three and nine months ended September 30, 2010 increased, primarily from an increase in marketable securities balances during 2010. Interest expense was also higher during the three and nine months ended September 30, 2010, primarily resulting from an increase in our debt level due to the issuance of $250 million in senior notes in January 2010.

(Loss) Income Before Income Taxes. The table below summarizes our (loss) income before income taxes by segment (dollars in thousands).

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$4,900	$6,037	$(1,137)	-19%
Mountain	520	(1,681)	2,201	131%
East	2,021	(1,707)	3,728	218%
Other Homebuilding	(1,673)	(2,724)	1,051	39%

Total Homebuilding	5,768	(75)	5,843	N/M

Financial Services and Other	4,326	(4,344)	8,670	-200%
Corporate	(20,688)	(27,399)	6,711	24%

Consolidated	$(10,594)	$(31,818)	$21,224	67%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Homebuilding
West	$13,611	$5,809	$7,802	-134%
Mountain	6,652	(8,800)	15,452	176%
East	1,957	(8,704)	10,661	122%
Other Homebuilding	(1,897)	(4,232)	2,335	55%

Total Homebuilding	20,323	(15,927)	36,250	228%

Financial Services and Other	10,261	(108)	10,369	N/M
Corporate	(66,119)	(75,919)	9,800	13%

Consolidated	$(35,535)	$(91,954)	$56,419	61%

N/M – Not meaningful

Overall, the financial performance in most of our homebuilding segments improved during the three and nine months ended September 30, 2010, compared with the same periods during 2009. We recorded impairments during the 2010 third quarter and first nine months of $3.7 million, compared with $1.2 million and $17.0 million during the same periods in 2009. The increased number of home closings, 63 and 476 during the three and nine months ended September 30, 2010, respectively, and slight improvements in Home Gross Margins also contributed to the improvement in income (loss) before income taxes for most of our segments. Despite improved affordability and unprecedented low interest rates, we have been negatively impacted by a number of factors, including the expiration of the homebuyer tax credit, unprecedented changes that occurred in the mortgage finance, banking and insurance industries during 2008 and 2009, and the failure or takeover of a number of major industry leaders, as well as governmental intervention in, and support of, the businesses of many surviving entities. These factors contributed to (1) high levels of competition for new home orders, driven by builders that significantly reduced new home sales prices; (2) continued high levels of home sales incentives and, in many cases, increased home sales incentives offered to stimulate new home orders and maintain previous home orders in Backlog until they close; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

In our West segment, we reported income before income taxes of $4.9 million during the three months ended September 30, 2010, compared to $6.0 million during the same period in 2009. This decline resulted from: (1) a $0.3 million increase in general and administrative, marketing and commission expenses; (2) closing 57 fewer homes; and (3) an inventory impairment of $2.5 million compared with $0.2 million of impairments during the same period in 2009. These items were partially offset by an 840 basis point improvement in our Home Gross Margins during the 2010 third quarter.

In our Mountain segment, we reported income before income taxes of $0.5 million during the three months ended September 30, 2010, compared with a loss before income taxes of $1.7 million during the same period in 2009. This improvement was primarily due to: (1) a 50 basis point improvement in our Home Gross Margins; and (2) closing 87 more homes, a 44% improvement over closings in the 2009 third quarter. These items partially were offset by a $1.6 million increase in general and administrative, marketing and commission expenses.

In our East segment, we reported income before income taxes of $2.0 million during the three months ended September 30, 2010, compared with a loss before income taxes of $1.7 million during the same period in 2009. This improvement was primarily due to: (1) a 440 basis point improvement in our Home Gross Margins; and (2) closing 55 more homes, a 77% improvement over closings in the 2009 third quarter. These items partially were offset by a $2.3 million increase in general and administrative, marketing and commission expenses.

In our Other Homebuilding segment, we reported loss before income taxes of $1.7 million during the three months ended September 30, 2010, compared with a loss of $2.7 million for the same period in 2009. This improvement was primarily due to: (1) a 270 basis point improvement in our Home Gross Margins; and (2) the absence of any inventory impairments during the 2010 third quarter, compared with $0.6 million of impairments during the same period in 2009. These items partially were offset by a $0.2 million increase in general and administrative, marketing and commission expenses and closing 22 fewer homes compared to the 2010 third quarter.

In our Financial Services and Other segment, income before income taxes during the three months ended September 30, 2010, increased, primarily due to a $1.4 million increase in revenue, and a $6.8 million decrease in general and administrative expenses.

Loss before income taxes in our Corporate segment during the three months ended September 30, 2010 decreased, primarily due to: (1) a $4.3 million increase in interest income; (2) a $0.8 decrease in interest expense; and (3) a $1.3 million decrease in general and administrative expenses.

In our West segment, we reported income before income taxes of $13.6 million during the nine months ended September 30, 2010, compared to income of $5.8 million during the same period in 2009. This improvement primarily resulted from: (1) inventory impairments of $3.6 million, compared with $13.4 million of impairments during the same period in 2009; (2) a 60 basis point improvement in home gross margins; and (3) the impact of closing 74 more homes during the 2010 period. These improvements were partially offset by an increase of $4.1 million in general and administrative, marketing and commission expenses.

In our Mountain segment, we reported income before income taxes of $6.7 million during the nine months ended September 30, 2010, compared with a loss before income taxes of $8.8 million during the same period in 2009. This improvement was primarily due to: (1) a 560 basis point improvement in our Home Gross Margins; and (2) closing 324 more homes, a 65% improvement over closings in the same period in 2009. These items partially were offset by a $5.8 million increase in general and administrative, marketing and commission expenses.

In our East segment, we reported income before income taxes of $2.0 million during the nine months ended September 30, 2010, compared with a loss before income taxes of $8.7 million during the same period in 2009. This improvement was primarily due to: (1) a 350 basis point improvement in our Home Gross Margins; and (2) closing 99 more homes, a 39% improvement over closings during the first nine months of 2009. These items partially were offset by a $4.6 million increase in general and administrative, marketing and commission expenses.

In our Other Homebuilding segment, we reported loss before income taxes of $1.9 million during the nine months ended September 30, 2010, compared with loss of $4.2 million for the same period in 2009. This improvement was primarily due to an 890 basis point improvement in our Home Gross Margins, partially offset by a $1.6 million increase in general and administrative, marketing and commission expenses and closing 21 fewer homes compared the same period in 2009.

In our Financial Services and Other segment, income before income taxes during the nine months ended September 30, 2010, increased, primarily due to an $8.6 million increase in revenue and $6.4 million decrease in general and administrative expenses.

Loss before income taxes in our Corporate segment during the nine months ended September 30, 2010 was lower, primarily due to a $9.8 million increase in interest income. These items were partially offset by a $0.4 million increase in general and administrative expenses.

Income Taxes. We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, our overall effective income tax rates were 3.4% and 2.1% during the three and nine months ended September 30, 2010, respectively, and -0.7% and -11.5% during the three and nine months ended September 30, 2009, respectively. The change in the effective tax rate during the 2010 third quarter, compared with the same period during 2009, was not material to our Consolidated Statement of Operations. The change in the effective tax rates during the first nine months of 2010, compared with the same periods during 2009, resulted primarily from recording during 2009 a $9.7 million income tax expense related to an IRS examination of our 2008 net operating loss carryback to 2006.

OTHER HOMEBUILDING MEASURES

Inventory. Our inventory consists of land and land under development and housing completed or under construction. Land and land under development on our Consolidated Balance Sheets primarily includes land acquisition and development costs associated with subdivisions for which we have the intent to construct and sell homes. Also, we include land that is accounted for as held-for-sale as a component of land and land under development in our Consolidated Balance Sheets. Housing completed or under construction in our Consolidated Balance Sheets primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) certain indirect fees.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	September 30, 2010	December 31, 2009	September 30, 2009
Arizona	$52,509	$32,839	$26,031
California	82,104	36,790	11,252
Nevada	20,306	27,591	12,221

West	154,919	97,220	49,504

Colorado	117,987	97,406	75,353
Utah	26,983	24,093	18,390

Mountain	144,970	121,499	93,743

Delaware Valley	1,576	2,909	2,664
Maryland	15,994	6,592	8,406
Virginia	36,261	26,071	16,587

East	53,831	35,572	27,657

Florida	8,958	5,329	3,362
Illinois	2,629	3,240	3,622

Other Homebuilding	11,587	8,569	6,984

Total	$365,307	$262,860	$177,888

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	September 30, 2010	December 31, 2009	September 30, 2009
Arizona	$40,075	$30,838	$46,596
California	57,533	23,890	47,137
Nevada	35,706	23,714	36,301

West	133,314	78,442	130,034

Colorado	122,830	85,537	85,849
Utah	35,034	19,239	20,956

Mountain	157,864	104,776	106,805

Delaware Valley	5,163	3,907	6,809
Maryland	40,851	26,729	28,572
Virginia	52,613	29,739	37,554

East	98,627	60,375	72,935

Florida	27,060	16,731	15,483
Illinois	620	-	-

Other Homebuilding	27,680	16,731	15,483

Total	$417,485	$260,324	$325,257

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	September 30, 2010	December 31, 2009	September 30, 2009
Lots Owned
Arizona	1,290	1,075	1,303
California	1,095	581	721
Nevada	632	966	706

West	3,017	2,622	2,730

Colorado	2,762	2,514	2,345
Utah	494	545	469

Mountain	3,256	3,059	2,814

Delaware Valley	47	82	91
Maryland	160	100	131
Virginia	380	241	161

East	587	423	383

Florida	204	138	196
Illinois	130	141	141

Other Homebuilding	334	279	337

Total	7,194	6,383	6,264

Lots Controlled Under Option
Arizona	453	328	413
California	45	113	46
Nevada	1,018	222	87

West	1,516	663	546

Colorado	616	537	532
Utah	581	117	143

Mountain	1,197	654	675

Delaware Valley	-	-	-
Maryland	906	575	528
Virginia	220	192	278

East	1,126	767	806

Florida	906	500	299
Illinois	-	-	-

Other Homebuilding	906	500	299

Total	4,745	2,584	2,326

Total Lots Owned and Controlled	11,939	8,967	8,590

As of September 30, 2010, our total number of lots owned (excluding homes completed or under construction) increased from the total at December 31, 2009, primarily due to the purchase of approximately 3,900 lots across most of our markets during the first nine months of 2010, including the purchase of approximately 600 during the 2010 third quarter. While we continued to purchase lots during the 2010 third quarter, the number of lots we did purchase during this period declined from the 2010 first and second quarters as we put more lots under control through lot option contracts. These purchases of lots partially were offset by the transfer of lots from land to homes completed or under construction and the sale of more than 100 lots during the first nine months of 2010, primarily in the Nevada market of our West segment. Despite the impact of transferring lots to work in process, we increased our land and land under development by $102.4 million since December 31, 2009. The acquisition and controlling of lots under option during the first nine months of 2010 relates to approximately 6,400 lots in more than 100 subdivisions that have or we expect will become active. Additionally, our housing completed and under construction increased by $157.2 million, as we increased the total homes under construction from 1,321 at December 31, 2009 to 2,086 at September 30, 2010. This increase was primarily attributable to a 68% increase in the number of sold homes under construction and a 64% increase in the number of unsold homes under construction.

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

	September 30, 2010	December 31, 2009	September 30, 2009
Option Deposits
Cash	$9,314	$7,654	$5,430
Letters of Credit	3,086	2,134	2,702

Total Option Deposits	$12,400	$9,788	$8,132

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	September 30, 2010	December 31, 2009	September 30, 2009
Unsold Homes Under Construction - Final	56	41	19
Unsold Homes Under Construction - Frame	725	389	298
Unsold Homes Under Construction - Foundation	104	109	226

Total Unsold Homes Under Construction	885	539	543
Sold Homes Under Construction	955	570	1,073
Model Homes	246	212	215

Homes Completed or Under Construction	2,086	1,321	1,831

OTHER OPERATING ACTIVITIES

HomeAmerican Operating Activities.  The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percentage of total Company home closings.

	Three Months Ended September 30,		Change
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$158,337	$137,990	$20,347	15%
Principal amount of mortgage loans brokered	$370	$6,136	$(5,766)	-94%
Capture Rate	79%	80%	-5%
Including brokered loans	79%	84%	-8%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	100%	-3%
Adjustable rate - other	3%	0%	3%

Prime loans (1)	32%	28%	4%
Government loans (2)	68%	72%	-4%

	Nine Months Ended September 30,		Change
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$507,120	$406,688	$100,432	25%

Principal amount of mortgage loans brokered	$5,883	$25,131	$(19,248)	-77%

Capture Rate	81%	80%	-3%
Including brokered loans	82%	85%	-7%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	100%	-4%
Adjustable rate - other	4%	0%	4%

Prime loans	27%	32%	-5%
Government loans	73%	68%	5%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated increased during the three and nine months ended September 30, 2010, primarily due to the Company closing 63 and 476 more homes, respectively, than in the same periods in 2009.

Forward Sales Commitments.  HomeAmerican originates mortgage loans that generally are sold forward and subsequently delivered to third-party purchasers within approximately 30 days from origination. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. We apply the fair value option under ASC 825 for our mortgage loans held-for-sale and attempt to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we are hedging without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change. Due to this hedging philosophy, we believe that the market risk associated with HomeAmerican’s mortgages is limited. Reported gains on sales of mortgage loans may vary significantly from period to period depending on the volatility in the interest rate market. See “Forward-Looking Statements” above.

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

Our marketable securities consist of both held-to-maturity and available-for-sale securities. Our held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily debt securities, which may include, among others, United States government and government agency debt, and corporate debt. For those debt securities that the Company has both the ability and intent to hold to their maturity dates, the Company classifies such debt securities as held-to-maturity. Our holdings in held-to-maturity securities were $586.7 million and $227.9 million at September 30, 2010 and December 31, 2009, respectively. Our marketable securities also include certain debt securities, primarily corporate debt, which we do not have the intent to hold until maturity, and holdings in a fund that invests predominantly in fixed income securities. These marketable securities are classified as available-for-sale and totaled $335.4 million and $100.0 million at September 30, 2010 and December 31, 2009, respectively. We increased our holdings of marketable securities during 2010, primarily due to our efforts to improve our rate of returns.

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

On June 30, 2010, we terminated our homebuilding line of credit (“Homebuilding Line”), which was an unsecured revolving line of credit with a group of lenders that had a maturity date of March 21, 2011. We used this facility to provide letters of credit required in the ordinary course of our business and financing in support of our homebuilding segments. Prior to the termination of the Homebuilding Line, we transferred or replaced all letters of credit that had been outstanding. At the time of the termination, the Homebuilding Line had an aggregate commitment of $12.0 million and we had no letters of credit and no borrowings outstanding under the line. The Homebuilding Line was terminated as we did not need it to meet our liquidity needs.

During 2010, we entered into facility agreements with various banks that provide for the issuance of letters of credit on an unsecured basis.

Capital Resources

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and 5 5/8% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our near and intermediate term capital requirements. Additionally, we believe that we can meet our long-term capital needs (including meeting future payments on our senior notes as they become due) from operations and external financing sources, assuming that no significant adverse changes in our business or our country’s capital or credit markets occurs as a result of the various risk factors described in Item 1A Risk Factors. See “Forward-Looking Statements” below.

Senior Notes and Mortgage Repurchase Facility

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of September 30, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. On October 21, 2010, the Termination Date of the Mortgage Repurchase Facility was extended to September 16, 2011. At September 30, 2010 and December 31, 2009, we had $11.2 million and $29.1 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided that Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a requirement that HomeAmerican’s HUD Compare Ratio may be no more than 1.50 to 1.00. Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Mortgage Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. HomeAmerican’s HUD Compare Ratio is the ratio of (a) the percentage of HomeAmerican’s FHA Mortgage Loan originations that were seriously delinquent or claim terminated in the first two years to (b) the percentage of all such Mortgage Loan originations. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at September 30, 2010.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$29,736,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	0.78 : 1.0
Adjusted Net Income (minimum)	$1	$6,661,000
Liquidity Test (minimum)	$8,000,000	$34,230,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At September 30, 2010, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2010 and 2009.

Consolidated Cash Flow

During the nine months ended September 30, 2010, we used $137.6 million of cash from operating activities, primarily due to the increase of our homebuilding inventory, which resulted in the use of $261.3 million of cash during the first nine months of 2010 as we purchased approximately 3,900 lots and increased the total homes under construction from 1,321 at December 31, 2009 to 2,086 at September 30, 2010. These items partially were offset by the reduction of $144.5 million in our income tax receivable.

During the nine months ended September 30, 2009, we generated $244.5 million of cash from operating activities, primarily resulting from the following: (1) $164.0 million due to collecting a significant portion of our 2008 income tax receivable; (2) $119.7 million by reducing our inventory levels, which primarily resulted from closing 1,904 homes, partially offset by increasing our sold homes under construction by 664 units from December 31, 2008; and (3) decreasing our mortgage loans-held-for-sale by $25.9 million. These items partially were offset by $57.3 million of net loss before non-cash charges of $45.2 million. Our non-cash charges primarily related to: (1) asset impairments; (2) stock-based compensation expense; (3) depreciation and amortization; and (4) other non-cash expenses, primarily a $2.7 million valuation allowance against other receivables and a $2.7 million write-off of debt issuance costs when we reduced our Homebuilding Line from $800 million to $100 million.

We used $597.1 million in cash from investing activities during the nine months ended September 30, 2010, primarily attributable to purchasing $796.3 million of marketable securities and $7.7 million of property and equipment relating to our new enterprise resource planning system. These items partially were offset by the $205.2 million of marketable securities that matured or were sold during the nine months ended September 30, 2010 and the collection of $1.7 million associated with our investments in The Reserve’s Primary Fund.

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

During the first nine months of 2010, we generated $189.0 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. The proceeds from the issuance of the senior notes are being used for general corporate purposes. This was partially offset as we had net payments under our Mortgage Repurchase Facility of $18.0 million and $35.4 million in dividend payments. We used $53.4 million of cash from financing activities during the nine months ended September 30, 2009, primarily resulting from $35.2 million of dividend payments and a net payment on our mortgage repurchase facility of $21.9 million. These items partially were offset by cash proceeds of $3.6 million from the exercise of stock options.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At September 30, 2010, we had deposits with respect to our option contracts that were beyond the due diligence period of $9.3 million in the form of cash and $3.1 million in the form of letters of credit to secure option contracts to purchase lots.

At September 30, 2010, we had outstanding performance bonds and letters of credit totaling approximately $83.5 million and $19.9 million, respectively, including $5.5 million in letters of credit issued by HomeAmerican, with the remaining issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit issued by third parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those at December 31, 2009, except for the additional interest to be paid pursuant to our $250 million 5 5/8% senior notes due 2020. Our contractual obligations associated with the 5 5/8% senior notes due 2020 are as follows (in thousands):

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Interest	$133,594	$14,063	$28,125	$28,125	$63,281
Principal	250,000	-	-	-	250,000

Total	$383,594	$14,063	$28,125	$28,125	$313,281

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at September 30, 2010.

(b) Changes in internal control over financial reporting - There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, litigation has been filed by homeowners in West Virginia against MDC, its subsidiary Richmond American Homes of West Virginia, Inc. (“RAH West Virginia”) and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The plaintiffs seek compensatory and punitive damages and medical monitoring costs for alleged negligent construction, failure to warn, breach of warranty or contract, breach of implied warranty of habitability, fraud, and intentional and negligent infliction of emotional distress based upon alleged exposure to radon gas. The litigation consists of the following actions:

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

Pursuant to the rules of the Supreme Court of Appeals, the underlying proceedings in the Circuit Court had been stayed pending the Supreme Court’s decision. Under the Supreme Court’s applicable rules, the stay expired on July 19, 2010.

Separately, claims have been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

Thorin, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 10-C-154, Circuit Court of Jefferson County, West Virginia (“Thorin”). This litigation was filed on May 12, 2010, by forty plaintiffs from eleven households in Jefferson and Berkeley Counties. To date, this action has not been consolidated for any purposes with the prior three actions. The claims asserted and the relief sought in the Thorin case are substantially similar to the Joy, Bauer and Saliba cases.

MDC and RAH West Virginia believe that they have meritorious defenses to each of the lawsuits and intend to vigorously defend the actions.

We can give no assurance as to the final outcomes of these cases, or whether they would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2009, except with respect to the following:

Decreases in the market value of the Company’s investments in marketable securities could have an adverse impact on its results of operations.

The Company has invested $922.1 million in marketable securities the market value of which is subject to changes from period to period. Decreases in the market value of the Company’s marketable securities could have an adverse impact on the Company’s results of operations.

Effective October 1, 2010, we began utilizing a new enterprise resource planning (“ERP”) system in two of our homebuilding divisions and if we encounter any issues with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

Effective October 1, 2010, we began utilizing a new ERP system in two of our homebuilding divisions. The full implementation of this system throughout all of our homebuilding divisions is scheduled to take place over the course of the next several quarters, and to the extent that we encounter any issues, delays or disruptions in our implementation process, our ability to effectively monitor and manage our operating activities and/or financial reporting capabilities could be adversely impacted.

For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2009, which include the following:

•

Further uncertainty in the mortgage lending industry, particularly including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

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

The Company did not repurchase any shares during the third quarter of 2010. Additionally, there were no sales of unregistered equity securities during the third quarter of 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

On October 25, 2010, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on November 23, 2010 to shareowners of record on November 9, 2010.

Item 6.	Exhibits

10.1	Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Christopher M. Anderson
Christopher M. Anderson, Senior Vice President and Chief Financial Officer

	By:	/s/ Vilia Valentine
Vilia Valentine, Vice President – Finance, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

10.1	Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.