Form 10-K
period 2010-12-31
MDC HOLDINGS INC
filed 2011-02-11
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the Registrants’ common stock held by non-affiliates of the Registrants was $1.0 billion based on the closing sales price of $26.95 per share as reported on the New York Stock Exchange.

As of January 31, 2011, the number of shares outstanding of Registrant’s common stock was 47,170,751.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of part III of this Form 10-K are incorporated by reference from the Registrant’s 2011 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year.

M.D.C. HOLDINGS, INC.

FORM 10-K

For the Year Ended December 31, 2010

(i)

M.D.C. HOLDINGS, INC.

FORM 10-K

PART I

Forward-Looking Statements.

Certain statements in this Annual Report on Form 10-K, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. These factors include those described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

Item 1.	Business.

(a) General Development of Business

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Annual Report on Form 10-K, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California and Nevada); (2) Mountain (Colorado and Utah); (3) East (Maryland, which includes Maryland, Pennsylvania, Delaware and New Jersey, and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida and Illinois).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily our homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, products and completed operations coverage on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC, which beginning in June 2004, re-insures all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits.

(b) Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Anyone seeking information about our business can receive copies of our 2010 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports and other documents filed with the SEC at the public reference section of the SEC at 100 F Street, NE, Room 1580, Washington, D.C. 20549. These documents also may be obtained, free of charge, by: contacting our Investor Relations office at (720) 773-1100; writing to M.D.C. Holdings, Inc., Investor Relations, 4350 South Monaco Street, Suite 500, Denver, Colorado 80237; or accessing our website at www.richmondamerican.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website as soon as reasonably practicable after we file or furnish the materials electronically with the SEC. To obtain any of this information, go to www.richmondamerican.com, select “Investors,” “Financial Reports” and “SEC Filings.” Our website also includes our: (1) Corporate Governance Guidelines; (2) Corporate Code of Conduct; (3) Rules for Senior Financial Officers; (4) Audit Committee Procedures for Handling Confidential Complaints; and (5) charters for the Audit, Compensation and Corporate Governance/Nominating Committees. These materials may be obtained, free of charge, at our website, http://ir.richmondamerican.com (select “Corporate Governance”).

(c) Financial Information About Industry Segments

Note 4 to the Consolidated Financial Statements contains information regarding our reportable segments for each of the years ended December 31, 2010, 2009 and 2008.

(d) Narrative Description of Business

Our business consists of two primary operations, homebuilding and financial services. We build and sell primarily single-family detached homes that are designed and built to meet local customer preferences. We are the general contractor for all of our projects and retain subcontractors for land development and home construction. The base selling prices for our homes closed during 2010 ranged primarily from approximately $170,000 to $450,000. We build a variety of home styles in each of our markets, targeting generally first-time and first-time move-up homebuyers. Also, we build a limited number of homes for the second-time move-up and luxury homebuyers.

Our financial services include subsidiary businesses which primarily provide mortgage financing, title insurance and homeowner insurance for our homebuyers.

Homebuilding Operations.

Our homebuilding subsidiaries sell and close homes in geographically diverse markets. Our home sales revenue for the years ended December 31, 2010, 2009 and 2008 is set forth in the table below for each market within our homebuilding segments (dollars in thousands).

	Total Homes Sales Revenue			Percent of Total
	2010	2009	2008	2010	2009	2008
Arizona	$111,674	$151,175	$284,279	12%	18%	21%
California	112,432	122,309	253,400	12%	15%	19%
Nevada	103,582	104,844	193,640	12%	12%	14%

West	327,688	378,328	731,319	36%	45%	54%

Colorado	247,705	178,827	202,882	27%	21%	15%
Utah	104,296	66,035	89,500	11%	8%	6%

Mountain	352,001	244,862	292,382	38%	29%	21%

Maryland	101,501	84,470	126,490	11%	10%	9%
Virginia	110,819	91,602	116,867	12%	11%	9%

East	212,320	176,072	243,357	23%	21%	18%

Florida	44,801	45,896	80,132	5%	5%	6%
Illinois	—	6,887	25,742	0%	1%	2%

Other Homebuilding	44,801	52,783	105,874	5%	6%	8%

Intercompany adjustments	(15,788)	(14,991)	(14,784)	-2%	-1%	-1%

Total	$921,022	$837,054	$1,358,148	100%	100%	100%

Economies of Scale. We believe the size of our homebuilding business and our scale of operations has afforded us benefits such as:

•	the ability to negotiate volume contracts with material suppliers and subcontractors;

•	access to affordable insurance coverage; and

•	access to lower cost capital.

Operating Divisions. In our homebuilding segments, our primary functions include land acquisition and development, home construction, purchasing, sales and marketing, and customer service. Operating decisions are made on a subdivision-by-subdivision basis under the oversight of our Chief Operating Decision Makers (“CODMs”), defined as our Chief Executive Officer and Chief Operating Officer. Generally, each operating division consists of a division president, land procurement, sales, construction, customer service, finance, purchasing, and office staff. The Company’s organizational structure (i.e. the grouping and reporting of subdivisions and divisions) changes based upon the current needs of the Company. At December 31, 2010 and 2009, we had 9 homebuilding operating divisions. Officers of our divisions generally receive performance-related bonuses based upon achieving targeted financial and operational results in their respective operating divisions.

Corporate Management. We manage our homebuilding business primarily through members of senior management in our Corporate segment and our Asset Management Committees (“AMCs”). Each AMC is comprised of the COO and two of the Company’s corporate officers or employees. Two of the AMCs review and approve all subdivision acquisition transactions in accordance with land resource allocation decisions made by the CODMs. Land acquisition transactions may not proceed without approval by the AMC and/or our CODMs. Generally, the role of our senior management team and/or AMC includes:

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

Housing. Generally, we build single-family detached homes in a number of standardized series, designed to provide variety in the size and style of homes for our potential homebuyers. Within each series, we build several different floor plans offering standard and optional features (such as upgraded appliances, cabinetry, flooring, etc.). Differences in sales prices of similar models from market-to-market depend primarily upon different costs (e.g. land acquisition costs), homebuyer demand, home prices offered by our competitors, market conditions impacting our sub-markets (such as home foreclosure levels), location, optional features and design specifications. The series of homes offered at a particular location is based on perceived customer preferences, lot size, area demographics and, in certain cases, the requirements of major land sellers and local municipalities.

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

	December 31,
	2010	2009	2008
Unsold Homes Under Construction - Final	119	41	451
Unsold Homes Under Construction - Frame	722	389	329
Unsold Homes Under Construction - Foundation	103	109	41

Total Unsold Homes Under Construction	944	539	821
Sold Homes Under Construction	609	570	409
Model Homes	242	212	387

Total	1,795	1,321	1,617

Land Acquisition and Development. We acquire our lots with the intention of constructing and selling homes on the acquired land. Generally, we purchase finished lots using option contracts, in phases or in bulk for cash. However, under certain circumstances, we may acquire entitled land for development into finished lots when we believe that the risk is justified. In making land purchases, we consider a number of factors, including projected rates of return, estimated Home Gross Margins (defined as home sales revenue less home cost of sales as a percent of home sales revenue), sales prices of the homes to be built, population and employment growth patterns, proximity to developed areas, estimated costs of development, estimated levels of competition and demographic trends. Generally, we acquire finished lots and land for development only in areas that will have, among other things, available building permits, utilities and suitable zoning. We attempt to maintain a supply of finished lots sufficient to enable us to start homes promptly after a contract for a home sale is executed. See “Forward-Looking Statements” above.

In our option contracts, we generally obtain the right to purchase lots in consideration for an option deposit in the form of cash or letters of credit. In the event we elect not to purchase the lots within a specified period of time, we may be required to forfeit the option deposit. Our option contracts generally do not contain provisions requiring our specific performance. During the years ended December 31, 2010, 2009 and 2008, we wrote-off lot option deposits and pre-acquisition costs of $3.1 million, $2.9 million and $6.8 million, respectively, which have been included in other operating expenses in the Consolidated Statements of Operations. At December 31, 2010, we had the right to acquire 4,159 lots under option contracts, with $9.0 million of cash and $4.5 million of letters of credit option deposits at risk.

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

The table below shows the carrying value of land and land under development, by homebuilding segment, at December 31, 2010, 2009 and 2008 (in thousands).

	December 31,
	2010	2009	2008
West	$167,691	$97,220	$58,244
Mountain	159,184	121,499	129,327
East	75,865	35,572	46,928
Other Homebuilding	12,497	8,569	7,072

Total	$415,237	$262,860	$241,571

The table below shows the number of lots owned and controlled under option (excluding lots in housing completed or under construction), by homebuilding segment, at December 31, 2010, 2009 and 2008 (in units).

	December 31,
	2010	2009	2008
Lots Owned
West	3,449	2,622	3,408
Mountain	3,513	3,059	3,239
East	733	423	532
Other Homebuilding	340	279	398

Total	8,035	6,383	7,577

Lots Controlled Under Option
West	1,468	663	716
Mountain	1,081	654	184
East	877	767	987
Other Homebuilding	733	500	471

Total	4,159	2,584	2,358

Total Lots Owned and Controlled	12,194	8,967	9,935

The table below shows the amount of at risk option deposits (in thousands).

	December 31,
	2010	2009	2008
Cash	$9,019	$7,654	$5,145
Letters of Credit	4,467	2,134	4,358

Total At Risk Option Deposits	$13,486	$9,788	$9,503

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

Warranty. Our homes are sold with limited third-party warranties that generally provide for ten years of structural coverage, two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under our agreement with the issuer of the third-party warranties, we are responsible for performing all of the work for the first two years of the warranty coverage, and substantially all of the work required to be performed during years three through ten of the warranties.

Seasonal Nature of Business. The homebuilding industry can experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. The seasonal nature of our business is described in more detail in our description of Risk Factors under the heading “Because of the seasonal nature of our business, our quarterly operating results can fluctuate.”

Backlog. At December 31, 2010 and 2009, homes under contract but not yet delivered (“Backlog”) totaled 842 and 826, respectively, with an estimated sales value of $269 million and $265 million, respectively. Our Cancellation Rates (as defined below) were 30% and 24% for the years ended December 31, 2010 and 2009, respectively. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percent of total home order contracts received during such reporting period. We anticipate that homes in Backlog at December 31, 2010 will close during 2011 under their existing home order contracts or through the replacement of an existing contract with a new home order contract. The estimated Backlog sales value at December 31, 2010 may be impacted by, among other things, subsequent home order cancellations and incentives provided after contract but prior to closing. See “Forward-Looking Statements” above.

The table below discloses our Backlog at December 31, 2010 and 2009 for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Backlog (Units)
Arizona	84	103	(19)	-18%
California	79	76	3	4%
Nevada	76	88	(12)	-14%

West	239	267	(28)	-10%

Colorado	273	207	66	32%
Utah	69	94	(25)	-27%

Mountain	342	301	41	14%

Maryland	126	126	—	0%
Virginia	70	73	(3)	-4%

East	196	199	(3)	-2%

Florida	64	59	5	8%
Illinois	1	—	1	N/M *

Other Homebuilding	65	59	6	10%

Total	842	826	16	2%

Estimated Backlog Sales Value	$269,000	$265,000	$4,000	2%

Estimated Average Sales Price in Backlog	$319.5	$320.8	$(1.3)	0%

*	N/M – Not Meaningful

Our December 31, 2010 Backlog increased by 16 units from December 31, 2009, attributable to the Colorado market of our Mountain segment as net orders for homes in this market increased during the year ended December 31, 2010, compared with the year ended December 31, 2009.

Customer Service and Quality Control. Our homebuilding divisions are responsible for pre-closing quality control inspections and responding to customers’ post-closing needs. We have a product service and quality control program, focused on improving and/or maintaining the quality of our customers’ complete home buying and homeownership experience.

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

Our home sales strategy is directed at communicating the inherent value of our homes to our prospective homebuyers and distinguishing our product and pricing (including incentives) from our competitors or other home buying opportunities. In the sales process, we negotiate the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliances, cabinetry, flooring, etc.), and any home sales incentives. Our incentives are generally in the form of: (1) discounts on the sales price of the home; (2) homebuyer closing cost assistance paid by Richmond American Homes to a third-party; (3) mortgage loan origination fees paid by Richmond American Homes to HomeAmerican; and (4) interest rate buydowns by HomeAmerican in mortgage loan financing offered to our homebuyers. The combination of incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Additionally, our home sales strategy also includes deploying capital to build limited supplies of new, more affordable inventory with the requirement that the construction of these homes stops at drywall. This allows our potential homebuyers to have the opportunity to personalize the homes with upgrades from one of our Home Galleries or design centers. We believe that this strategy will help us to turn our inventories more quickly while we maintain Home Gross Margins similar to those received for build-to-order homes. See “Forward-Looking Statements” above.

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

Competition. The homebuilding industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in our description of Risk Factors under the heading “Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which could have a negative impact on our home sales revenue and results of operations.”

Regulation. Our homebuilding operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors under the heading “Our business is subject to numerous federal, local, state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.”

Bonds and Letters of Credit. We are often required to obtain performance bonds and/or letters of credit in support of our obligations, primarily for land development and subdivision improvements, homeowner association dues and start-up expenses, land maintenance work required by local municipalities and/or homeowner associations, contractor license fees and earnest money deposits. At December 31, 2010 and 2009, we had outstanding performance bonds totaling $74.2 million and $118.4 million, respectively, and letters of credit totaling $15.7 million and $21.4 million, respectively, including $6.4 million and $4.2 million, respectively, issued by HomeAmerican. In the event performance bonds or letters of credit issued by third-parties are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit. See “Forward-Looking Statements” above.

In certain states, we are restricted from using earnest money deposits (“Deposits”) for general purposes, unless we take measures to release state imposed restrictions on the Deposits received from homebuyers in conjunction with home sales, which may include posting blanket security bonds. In this regard, at December 31, 2010 and 2009, we had $4.5 million outstanding in blanket security bonds used to release restrictions on certain Deposits. Additionally, we had $0.4 million and $0.5 million in restricted cash related to Deposits at December 31, 2010 and 2009, respectively. We monitor the amount of Deposits we hold in certain states to confirm that our blanket security bonds exceed the amount of the Deposits.

Financial Services and Other Segment.

Mortgage Lending Operations.

General. HomeAmerican is a full-service mortgage lender and the principal originator of mortgage loans for our homebuyers. HomeAmerican has a centralized loan processing center where it originates mortgage loans, primarily for our homebuyers. HomeAmerican also brokers mortgage loans for origination by outside lending institutions for our homebuyers.

HomeAmerican is authorized to originate Federal Housing Administration-insured (“FHA”), Veterans Administration-guaranteed (“VA”), Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”) (together “the government sponsored entities”) and private investor mortgage loans. HomeAmerican also is an authorized loan servicer for Fannie Mae and Freddie Mac and, as such, is subject to the rules and regulations of these entities.

HomeAmerican uses a mortgage repurchase facility, in addition to Company generated funds, to finance the origination of mortgage loans until they are sold. HomeAmerican generally sells originated mortgage loans to third-party purchasers on either a bulk or flow basis. Mortgage loans sold on a bulk basis generally include the sale of a package of substantially similar originated mortgage loans, while sales of mortgage loans on a flow basis generally are completed as HomeAmerican originates each loan. Mortgage loans sold to third-party purchasers generally include HomeAmerican’s representations and warranties with respect to certain borrower payment defaults, credit quality issues and/or misrepresentations made by us or our homebuyers. Substantially all of the mortgage loans originated by HomeAmerican are sold to third-party purchasers within 45 days of origination.

Concurrent with the sale of mortgage loans to third-party purchasers, HomeAmerican generally sells the rights to service those loans. HomeAmerican’s portfolio of mortgage loan servicing for others at December 31, 2010 and 2009 consisted of 502 and 574 mortgage loans, respectively, with unpaid principal balances of approximately $72.5 million and $81.3 million, respectively, and did not contribute significantly to our results of operations.

There are a limited number of third-party purchasers of mortgage loans and, at any given point in time, our business may be impacted adversely if one of them were no longer able or willing to purchase mortgage loans originated by HomeAmerican. The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Wells Fargo Funding, Inc.	44%	45%	59%
Bank of America, N.A.	38%	34%	23%
JPMorgan Chase Bank, N.A.	16%	18%	13%

Pipeline. HomeAmerican’s mortgage loans in process that had not closed (the “Pipeline”) at December 31, 2010 and 2009 had an aggregate principal balance of approximately $34.5 million and $63.5 million, respectively, of which $32.7 million and $51.7 million, respectively, were under interest rate lock commitments (“IRLC”) at an average interest rate of 4.17% and 4.65%, respectively. In addition, HomeAmerican had $65.1 million and $62.3 million of mortgage loans held-for-sale at December 31, 2010 and 2009, respectively. HomeAmerican uses forward sales of mortgage-backed securities and commitments to sell whole loans to hedge the interest rate risk inherent in the IRLC and its loan inventory held-for-sale. See “Forward-Looking Statements” above.

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

Competition. The mortgage industry is fragmented and highly competitive. The competitive nature of our business is described in more detail in our description of Risk Factors under the heading “Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which could have a negative impact on our home sales revenue and results of operations.”

Regulation. Our mortgage lending operations are subject to compliance with applicable laws and regulations, which are described in more detail in our description of Risk Factors under the heading “Risks Relating to our Business—Our business is subject to numerous federal, local, state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.”

Insurance Operations.

Our insurance operations consist of three business divisions: (1) Allegiant; (2) StarAmerican; and (3) American Home Insurance.

Allegiant and StarAmerican were formed to provide insurance coverage of homebuilding risks for the Company, its homebuilding subsidiaries and certain of its homebuilding subcontractors. Allegiant was organized as a risk retention group under the Federal Liability Risk Retention Act of 1981. Allegiant, which began operations in June of 2004, is licensed as a Class 3 Stock Insurance Company by the Division of Insurance of the State of Hawaii and is subject primarily to the regulations of its state of incorporation. StarAmerican is a single parent captive insurance company licensed by the Division of Insurance of the State of Hawaii and is a wholly owned subsidiary of MDC. Pursuant to agreements beginning in June 2004, StarAmerican re-insures Allegiant for all claims in excess of $50,000 per occurrence up to $3.0 million per occurrence, subject to various aggregate limits.

Allegiant generates premium revenue by providing to its customers products and completed operations coverage on homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions. Allegiant seeks to provide to its customers coverage and insurance rates that are competitive with other insurers. StarAmerican generates premium revenue by providing re-insurance coverage to Allegiant. Allegiant and StarAmerican incur expenses for actual losses and loss adjustment expenses and for reserves established based on actuarial studies provided by an independent third-party actuary that include known facts, including the Company’s experience with similar insurance cases and historical trends involving insurance claim payment patterns, pending levels of unpaid insurance claims, claim severity, claim frequency patterns and interpretations of circumstances including changing regulatory and legal environments.

Regulations. Allegiant and StarAmerican are licensed in the State of Hawaii and, therefore, are subject to regulation by the Hawaii Insurance Division. This regulation includes restrictions and oversight regarding: types of insurance provided; investment options; required capital and surplus; financial and information reporting; use of auditors, actuaries and other service providers; periodic examinations; and other operational items. Additionally, as a risk retention group, Allegiant also is registered in other states where certain MDC homebuilding subsidiaries do business.

American Home Insurance is an insurance agency, which provides homebuyers with personal property and casualty insurance products in the same markets as our homebuilding subsidiaries.

Title Operations.

American Home Title provides title agency services to the Company and our homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia.

Employees.

The table below summarizes the approximate number of employees for our homebuilding, Financial Services and Other and Corporate segments at December 31, 2010 and 2009.

	December 31,
	2010	2009
Homebuilding segments	763	721
Financial Services and Other	92	98
Corporate	264	270

Total	1,119	1,089

Item 1A.	Risk Factors.

The homebuilding industry is undergoing a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in the broader economic conditions could have additional adverse effects on our business and financial results.

The downturn in the homebuilding industry is in its fifth year, and it has become one of the most severe housing downturns in U.S. history. The significant declines in the demand for new homes, the significant oversupply of homes on the market and the significant reductions in the availability of financing for homebuyers that have marked the downturn are continuing. We have experienced uncertainty and continued low demand for new homes, which negatively impacted our financial and operating results during the year ending December 31, 2010. It is not clear when these trends will reverse or when we will return to profitability.

Our ability to respond to the downturn has been limited by adverse industry and economic conditions. The significant amount of home mortgage foreclosures has increased supply and driven down home selling prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded with significant concessions, further adding to the price declines. With the decline in the values of homes and in the inability of some homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, weak economic conditions have continued, with high unemployment levels and overall low consumer confidence, particularly regarding the housing market. As a result, demand for new homes remains at historically low levels.

If the downturn in the homebuilding and mortgage lending industries continues or intensifies, or if the national economy weakens, we could continue to experience declines in the market value of our inventory and demand for our homes, which could have a significant negative impact on our Home Gross Margins (which means our home sales revenue less home cost of sales as a percentage of home sales revenue) and financial and operating results. Additionally, if energy costs should increase, demand for our homes could be adversely impacted (because we are primarily a suburban residential builder), and the cost of building homes may increase, both of which could have a significant negative impact on our Home Gross Margins and financial and operating results.

Additionally, as a result of the difficult economic environment, we may be subject to increased counterparty risks whereby third-parties, which may include, among others, banks under our letter of credit facilities and mortgage repurchase facility, may not be willing or able to perform on obligations to us. To the extent a third-party is unable to meet its obligations to us, our financial position, results of operations and/or cash flows could be negatively impacted.

These challenging conditions are complex and interrelated. We cannot predict their duration or ultimate severity. Nor can we provide assurance that our responses to the homebuilding downturn or the government’s attempts to address the troubles in the overall economy will be successful.

Increased competition levels in the homebuilding and mortgage lending industries could result in lower net home orders, closings and decreases in the average selling prices of sold and closed homes, which would have a negative impact on our home sales revenue and results of operations.

The homebuilding industry is fragmented and highly competitive. Our homebuilding subsidiaries compete with numerous public and private homebuilders, including a number that are substantially larger and have greater financial resources than we do. Our homebuilding subsidiaries also compete with subdivision developers and land development companies, some of which are themselves homebuilders or affiliates of homebuilders. Homebuilders compete for customers, land, building materials, subcontractor labor and desirable financing. Competition for home orders primarily is based upon home sales price, home style, financing available to prospective homebuyers, location of property, quality of homes built, customer service and general reputation in the community, and may vary market-by-market and/or submarket-by-submarket. Additionally, competition within the homebuilding industry can be impacted through an excess supply of new and existing homes available for sale resulting from a number of factors including, among other things, increases in speculative homes available for sale and increases in home foreclosures. Increased competition, including lower home sales prices offered by our competitors as experienced during 2010, can cause us to decrease our home sales prices and/or increase home sales incentives in an effort to generate new home sales and maintain homes in Backlog (homes under contract but not yet delivered) until they close. These competitive pressures are likely to continue for some time and could affect our ability to maintain existing home sales prices and require that we provide additional incentives, which would negatively impact our future financial and operating results.

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

Our homebuilding subsidiaries acquire land for the replacement of land inventory and/or expansion within our current markets and may, from time to time, purchase land for expansion into new markets. The fair value of our land and land under development and housing completed or under construction inventory depends on market conditions. Factors that can impact our determination of the fair value of our inventory primarily include home sales prices, levels of home sales incentives and home construction costs. Our home sales prices and/or levels of home sales incentives can be impacted by, among other things, decreased demand for new homes, decreased home prices offered by our competitors, home foreclosure levels, decreased ability of our homebuyers to obtain suitable mortgage loan financing and high levels of home order cancellations. Additionally, our home construction costs can be impacted by, among other things, shortages of subcontractor labor and changes in costs associated with subcontracted labor, building materials and other resources. If we are required to decrease home sales prices and/or increase incentives in an effort to generate new home sales, maintain homes in Backlog until they close or remain competitive with the home sales prices offered by our competitors, or if our home construction costs increase, we may not be able to recover the carrying costs of our inventory when our homebuilding subsidiaries build and sell homes. Under such circumstances, we would be required to record additional impairments of our inventory. Additionally, due to the uncertainty in the homebuilding and mortgage lending industries and the overall United States economy, it is reasonably possible for us to experience declines in the market value of our homes and, as a result, additional inventory impairments could be recorded in future reporting periods. Any such additional inventory impairments would have a negative impact on our financial position and results of operations in the future reporting period in which they were recorded.

Our strategies in responding to the adverse conditions in the homebuilding industry and in the U.S. economy have had limited success, and the continued implementation of these and other strategies may not be successful.

Our strategies of responding to the current economic environment have been focused on among other things: enhancing our sales and marketing efforts; purchasing and/or contracting for the purchase of land; and reducing general and administrative expenses. We continue to monitor and modify our strategies in responding to the current economic environment and the effectiveness of these strategies in future reporting periods is unknown. To the extent they are not successful, our financial and operating results may be adversely impacted.

Increases in our Cancellation Rate could have a negative impact on our Home Gross Margins and home sales revenue.

Home order cancellations can result from a number of factors, including declines, and/or slow or no appreciation, in the market value of homes, increases in the supply of homes available to be purchased, increased competition, higher mortgage interest rates, homebuyers’ inability to sell their existing homes, homebuyers’ inability to obtain suitable financing, including providing sufficient down payments, and adverse changes in economic conditions.

Increased levels of home order cancellations would have a negative impact on our home sales revenue and financial and operating results in future reporting periods.

If land is not available at reasonable prices, our homes sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

Our operations depend on our homebuilding subsidiaries’ ability to obtain land for the development of our residential communities at reasonable prices and with terms that meet our underwriting criteria. Our ability to obtain land for new residential communities may be adversely affected by changes in the general availability of land, the willingness of land sellers to sell land at reasonable prices given the deterioration in market conditions, competition for available land, availability of financing to acquire land, zoning, regulations that limit housing density, and other market conditions. If the supply of land, and especially finished lots, appropriate for development of residential communities continues to be limited because of these factors, or for any other reason, the number of homes that our homebuilding subsidiaries build and sell may decline. Additionally, the ability of our homebuilding subsidiaries to open new subdivisions could be impacted if we elect not to purchase lots under option contracts. To the extent that we are unable to timely purchase land or enter into new contracts for the purchase of land at reasonable prices, due to the lag time between the time we acquire land and the time we begin selling homes, our home sales revenue and results of operations could be negatively impacted and/or we could be required to scale back our operations in a given market.

If mortgage interest rates rise or if mortgage financing otherwise becomes less affordable, it could adversely affect our sales and business, and the duration and ultimate severity of the effects are uncertain.

During the last four years, the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in prior years. Credit requirements tightened, and investor demand for mortgage loans and mortgage-backed securities declined. The deterioration in credit quality has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet FHA and VA requirements. Fewer loan products, tighter loan qualifications and a reduced willingness of lenders to make loans in turn have made it more difficult for many buyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers which have long made up a substantial part of our customers. These reductions in demand have adversely affected our business and financial results, and the duration and severity of the effects are uncertain.

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

We are subject to risks associated with mortgage loans, including, besides conventional mortgage loans, previously originated and sold Alt-A (as defined below), and sub-prime mortgage loans (as defined below), second mortgage loans, high loan-to-value mortgage loans and jumbo mortgage loans (mortgage loans with principal balances that exceed various thresholds in our markets). These risks may include, among other things, compliance with mortgage loan underwriting criteria and the associated homebuyers’ performance, which could require HomeAmerican to repurchase certain of those mortgage loans or provide indemnification. Repurchased mortgage loans could have a substantial impact on HomeAmerican’s results of operations, liquidity and cash flow as the existence of a defect that necessitated repurchase may require additional effort and expense incurred by HomeAmerican to cure the defect, the passage of time in order to cure or reduce the impact of an identified defect, a discounted sale of the repurchased loan due to the existence of a defect or, in the event that the loan has a defect and is non-performing, foreclosure and re-sale of the subject property.

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

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

We have invested $934.2 million in marketable securities during the year ended December 31, 2010, the market value of which is subject to changes from period to period. Decreases in the market value of our marketable securities could have an adverse impact on our results of operations.

Effective October 1, 2010, we began utilizing a new enterprise resource planning (“ERP”) system in two of our homebuilding divisions and, if we encounter significant problems with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

Effective October 1, 2010, we began utilizing a new ERP system in two of our homebuilding divisions. The full implementation of this system throughout all of our homebuilding divisions is scheduled to take place over the course of the next several quarters and, to the extent that we encounter significant problems, delays or disruptions in our implementation process, our ability to effectively monitor and manage our operating activities and/or financial reporting capabilities could be adversely impacted.

Our financial services operations have concentration risks that could impact our results of operations.

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

We also are subject to rules and regulations with respect to originating, processing, selling and servicing mortgage loans, which, among other things: prohibit discrimination and establish underwriting guidelines; provide for audits and inspections; require appraisals and/or credit reports on prospective borrowers and disclosure of certain information concerning credit and settlement costs; establish maximum loan amounts; prohibit predatory lending practices; and regulate the referral of business to affiliated entities. The turmoil caused by the increased number of defaults in subprime and other mortgages has encouraged consumer lawsuits and the investigation of financial services industry practices by governmental authorities. These investigations could include the examination of consumer lending practices, sales of mortgages to financial institutions and other investors and the practices in the financial services segments of homebuilding companies. New rules and regulations or revised interpretations of existing rules and regulations applicable to our mortgage lending operations could result in more stringent compliance standards, which may substantially increase costs of compliance. Additionally, potential changes to regulations, including but not limited to the Real Estate Settlement Procedures Act (RESPA) could have a significant impact on the ability of our affiliated businesses to provide services to Richmond American Homes customers, which could have a significant negative impact on our financial and operating results.

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

Litigation has been filed by homeowners in West Virginia against us and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The court has entered judgment by default in favor of certain of these homeowners. See “Business—Legal Proceedings.”

Our income tax provision or benefit and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

From time to time, we are audited by various federal and state authorities regarding income tax matters. Significant judgment is required to determine our provision or benefit for income taxes and our liabilities for federal and state income taxes. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. Although we believe our approach to determining the appropriate tax treatment is supportable, it is possible that the final tax authority will take a tax position that is materially different than that which is reflected in our income tax provision or benefit and other tax liabilities. As each audit is completed, adjustments, if any, are recorded in our Consolidated Financial Statements in the period determined. Such differences could have a material adverse effect on our income tax provision or benefit, or other tax liabilities, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

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

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue can increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2010 and 2009, this seasonality pattern was not apparent in our financial or operating results. However, the extent to which our historical seasonality pattern contributed to actual 2010 and 2009 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be apparent in future reporting periods.

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

Larry A. Mizel, David D. Mandarich and other of our affiliates beneficially own, directly or indirectly, in the aggregate, approximately 25% of our common stock. To the extent they and their affiliates vote their shares in the same manner, their combined stock ownership may effectively give them the power to influence the election of members of our board of directors and other matters reserved for our shareholders. Circumstances may occur in which the interest of these shareholders could be in conflict with your interests. In addition, such persons may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in us, even though such transactions may involve risks to you.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Our corporate office is located at 4350 South Monaco Street, Denver, Colorado 80237, where we lease office space in a 144,000 square foot office building. Our homebuilding divisions and, in some markets, other MDC subsidiaries, including HomeAmerican, American Home Insurance and American Home Title, lease additional office space. The table below outlines the number of office facilities that are leased and the approximate square footage leased in each market at December 31, 2010. We are satisfied with the suitability and capacity of our office locations.

	Number of Leased Facilities	Total Square Footage Leased
Arizona	3	34,000
California	4	49,000
Colorado	7	191,000
Florida	2	21,000
Maryland	4	25,000
Nevada	1	24,000
Utah	2	19,000
Virginia	3	25,000

Total	26	388,000

Item 3.	Legal Proceedings.

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

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by sixty-six plaintiffs from sixteen households. The Company and RAH West Virginia have answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

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

By orders dated November 4 and 18, 2009, the trial court struck the answers filed by the Company and RAH West Virginia and entered judgment by default in favor of the plaintiffs on liability, with damages to be determined in a subsequent jury trial. On December 7, 2009, the Company and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On June 16, 2010, the West Virginia Supreme Court of Appeals granted the Company and RAH West Virginia a writ of prohibition and vacated the trial court’s sanctions orders.

On July 29, 2010, the plaintiffs filed a renewed motion for sanctions based on substantially the same alleged misconduct. On January 14, 2011, the trial court again entered an order striking the answers filed by the Company and RAH West Virginia and imposing judgment by default upon them on the claims asserted in plaintiffs’ complaints (exclusive of the claim for punitive damages). As stated in the January 14, 2011 order, the cross-claims made by the Company and RAH West Virginia remain in effect.

Separately, additional claims have been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

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

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2010, MDC had 689 shareowners of record. The shares of MDC common stock are traded on the New York Stock Exchange. The following table sets forth, for the periods indicated, the closing price ranges of MDC’s common stock.

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
High	$35.51	$37.96	$29.72	$29.88
Low	30.04	26.33	25.69	24.63

2009
High	$35.47	$36.55	$38.65	$37.89
Low	23.38	28.59	27.19	28.50

The following table sets forth the cash dividends declared and paid in 2010 and 2009 (dollars in thousands, except per share amounts).

	Date of Declaration	Date of Payment	Dividend per Share	Total Dividends Paid
2010
First quarter	January 25, 2010	February 24, 2010	$0.25	$11,784
Second quarter	April 26, 2010	May 26, 2010	0.25	11,786
Third quarter	July 26, 2010	August 25, 2010	0.25	11,785
Fourth quarter	October 25, 2010	November 23, 2010	0.25	11,785

			$1.00	$47,140

2009
First quarter	January 26, 2009	February 25, 2009	$0.25	$11,595
Second quarter	April 27, 2009	May 27, 2009	0.25	11,842
Third quarter	July 20, 2009	August 19, 2009	0.25	11,743
Fourth quarter	October 26, 2009	November 24, 2009	0.25	11,745

			$1.00	$46,925

On January 24, 2011, MDC’s board of directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on February 23, 2011 to shareowners of record on February 9, 2011.

There were no shares of MDC common stock repurchased during the years ended December 31, 2010, 2009 or 2008. Consistent with recent years, at December 31, 2010, we were authorized to repurchase up to 4,000,000 shares of our common stock.

Performance Graph

Set forth below is a graph comparing the yearly change in the cumulative total return of MDC’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and with that of a peer group of other homebuilders over the five-year period ending on December 31, 2010.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

OF MDC COMMON STOCK, THE S&P 500 STOCK INDEX

AND A SELECTED PEER GROUP

Item 6.	Selected Financial Data.

The data in these tables and related footnotes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements (in thousands, except per share and unit amounts).

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
Home sales revenue	$921,022	$837,054	$1,358,148	$2,765,981	$4,650,556
Total revenue	958,655	898,303	1,458,108	2,885,659	4,793,569
Home cost of sales	745,085	686,854	1,184,865	2,380,427	3,619,656
Asset impairments	21,647	30,986	298,155	726,621	112,027
General and administrative expenses	166,993	162,485	191,574	283,346	389,170
(Loss) income before income taxes (1) (2)	(70,601)	(107,335)	(382,135)	(756,464)	333,137
Net (loss) income (3) (4)	(64,770)	24,679	(380,545)	(636,940)	214,253
Basic (loss) earnings per common share	(1.40)	0.52	(8.25)	(13.94)	4.77
Diluted (loss) earnings per common share	(1.40)	0.52	(8.25)	(13.94)	4.66

Dividends declared per share	1.00	1.00	1.00	1.00	1.00

(1)	Loss before income taxes for the years ended December 31, 2010, 2009 and 2008 includes the impact of recording to interest expense $38.2 million, $38.1 million and $18.0 million, respectively, of interest incurred on our senior notes that could not be capitalized due to our qualifying assets, i.e. inventory that is actively being developed, being significantly less than our senior note debt.
(2)	Loss before income taxes for the years ended December 31, 2010, 2009 and 2008 includes the impact of generating $26.6 million, $12.2 million and $35.8 million of interest income during the years ended December 31, 2010, 2009 and 2008, respectively.
(3)	Net income for the year ended December 31, 2009 includes the income tax benefit of being able to carry back $142.6 million of net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, signed into law on November 6, 2009.
(4)	Net loss for the years ended December 31, 2008 and 2007 includes the impact of recording valuation allowances of $134.3 million and $160.0 million, respectively, against our deferred tax assets.

	December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA
Assets
Cash and cash equivalents	$572,225	$1,234,252	$1,304,728	$1,004,763	$507,947
Marketable securities	968,729	327,944	54,864	—	—
Housing completed or under construction	372,422	260,324	415,500	902,221	1,178,671
Land and land under development	415,237	262,860	241,571	574,085	1,575,158
Total assets	2,547,769	2,429,308	2,474,938	3,012,764	3,909,875

Debt and Lines of Credit
Senior notes (5)	$1,242,815	$997,991	$997,527	$997,091	$996,682
Mortgage repurchase facility	25,434	29,115	34,873	—	—
Mortgage line of credit	—	—	—	70,147	130,467

Total debt and lines of credit	$1,268,249	$1,027,106	$1,032,400	$1,067,238	$1,127,149

Stockholders’ Equity	$983,683	$1,073,146	$1,080,920	$1,476,013	$2,161,882
Stockholders’ Equity per Outstanding Share	$20.87	$22.82	$23.16	$32.05	$47.87

	Year Ended December 31,
	2010	2009	2008	2007	2006
OPERATING DATA
Homes closed (units)	3,245	3,013	4,488	8,195	13,123
Average selling price per home closed	$283.8	$277.8	$302.6	$337.5	$354.4
Orders for homes, net (units)	3,261	3,306	3,074	6,504	10,229
Homes in Backlog at period end (units)	842	826	533	1,947	3,638
Estimated Backlog sales value at period end	$269,000	$265,000	$173,000	$650,000	$1,300,000
Estimated average selling price of homes in Backlog	$319.5	$320.8	$324.6	$333.8	$357.3
Active subdivisions at year-end	148	133	191	278	306

Cash Flows From
Operating activities	$(209,081)	$202,454	$479,511	$592,583	$363,048
Investing activities (6)	$(644,466)	$(224,992)	$(113,439)	$(1,447)	$(10,221)
Financing activities (7)	$191,520	$(47,938)	$(66,107)	$(94,320)	$(59,411)

(5)	In January 2010, we completed a public offering of $250 million principal amount of senior notes due February 2020 for which we received proceeds of $242.3 million, net of discount and issuance costs.
(6)	Investing activities during the years ended December 31, 2010, 2009 and 2008 include the purchase of $638.0 million, $273.1 million and $54.9 million in marketable securities, net of sales and maturities. During the years ended December 31, 2009 and 2008, investing activities included the receipt of $56.0 million and use of $57.1 million, respectively, associated with The Reserve Primary Fund and The Reserve U.S. Government Fund.
(7)	Cash provided by financing activities during the year ended December 31, 2010 primarily resulted from $242.3 million raised through our issuance of senior notes in January 2010, partially offset by $47.1 million in cash dividends.

Seasonality and Variability in Quarterly Results

We may experience noticeable seasonality and quarter-to-quarter variability in homebuilding activity levels. In general, the number of homes closed and associated home sales revenue can increase during the third and fourth quarters, compared with the first and second quarters. We believe that this type of seasonality reflects the historical tendency of homebuyers to purchase new homes in the spring with closings scheduled in the fall or winter, as well as the scheduling of construction to accommodate seasonal weather conditions in certain markets. During 2010 and 2009, this seasonality pattern was not apparent in our financial or operating results. However, the extent to which our historical seasonality pattern contributed to actual 2010 and 2009 home sales and closing levels is unknown, and there can be no assurances that this seasonality pattern will be apparent in future reporting periods.

The following table reflects our unaudited summarized quarterly consolidated financial and operational information for each of the twelve months ended December 31, 2010 and 2009 (in thousands, except per share and unit amounts). See “Forward-Looking Statements” above.

	Quarter
	Fourth	Third	Second	First
2010
Home sales revenue	$252,302	$216,501	$311,276	$140,943
Total revenue	259,566	225,681	326,330	147,078
Asset impairments	17,929	3,718	—	—
General and administrative expenses	42,933	39,269	44,588	40,203
Loss before income taxes	(35,066)	(10,594)	(3,699)	(21,242)
Net loss	(29,974)	(10,239)	(3,684)	(20,873)
Orders for homes, net (units)	519	796	1,015	931
Homes closed (units)	865	722	1,135	523
Home Gross Margins	17.0%	20.9%	18.1%	22.4%
Homes in Backlog at period end (units)	842	1,188	1,114	1,234
Estimated Backlog sales value at period end	$269,000	$368,000	$351,000	$381,000
Loss per share
Basic	$(0.65)	$(0.22)	$(0.08)	$(0.45)
Diluted	$(0.65)	$(0.22)	$(0.08)	$(0.45)

2009
Home sales revenue	$297,702	$186,816	$185,554	$166,982
Total revenue	323,879	203,226	195,266	175,932
Asset impairments	13,977	1,197	1,243	14,569
General and administrative expenses	40,504	45,800	37,800	38,381
Loss before income taxes	(15,381)	(31,818)	(19,063)	(41,073)
Net income (loss) (8)	127,162	(32,048)	(29,582)	(40,853)
Orders for homes, net (units)	637	1,016	977	676
Homes closed (units)	1,109	659	665	580
Home Gross Margins	18.8%	18.9%	18.0%	15.4%
Homes in Backlog at period end (units)	826	1,298	941	629
Estimated Backlog sales value at period end	$265,000	$383,000	$295,000	$196,000
Earnings (loss) per share
Basic	$2.71	$(0.69)	$(0.64)	$(0.88)
Diluted	$2.68	$(0.69)	$(0.64)	$(0.88)

(8)	Net income for the quarter ended December 31, 2009 includes the income tax benefit of being able to carry back $142.6 million of net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, signed into law on November 6, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A, Risk Factors.”

EXECUTIVE SUMMARY

Despite new homes becoming more affordable and low interest rates, economic conditions continued to delay a recovery in the new home sales market. During 2010 we continued to be faced with challenges, which included: (1) significant deterioration in new orders for homes following the expiration of the federal homebuyer tax credit, which required the sale of homes to be completed by April 30, 2010; (2) high levels of home inventories; (3) significant competition for new home orders and acquisition of finished lots; and (4) overall low economic activity, low consumer confidence and high unemployment levels. In addition, our industry faces uncertainty surrounding the impact that new legislation and regulations may have on our business. The timing, strength and sustainability of any recovery in the new home sales market remains unclear. We believe that stability in the credit and capital markets, improvement in U.S. employment levels, declines in home foreclosure levels and an eventual renewal of confidence in the U.S. and global economies will play a major role in any turnaround in the homebuilding and mortgage lending industries. See “Forward-Looking Statements” above.

During 2010, the extension of the federal homebuyer tax credit coupled with our sales programs, including the offering of low mortgage interest rates, helped us experience only a 1% decline in net orders for homes during the year ended December 31, 2010 compared with the year ended December 31, 2009. However, our sales order pace slowed during the last six months of 2010 compared with the same six month period in 2009. We had 1,946 net orders for homes during the first six months of 2010 compared with 1,315 homes during the last six months of 2010, representing a 32% decline in orders for homes. This compares to having 1,653 net orders for homes in both the first and last six months of 2009.

Although our Home Gross Margins (as defined below) improved slightly year over year, our fourth quarter Home Gross Margins declined by 390 basis points sequentially from the 2010 third quarter. This decline reflects a reduction in prices, especially on our older inventory, in order to generate traffic and sales velocity. In certain communities, primarily within our West segment, we are experiencing strong pricing competition in markets that were previously faced with high levels of competition. This pressure, coupled with the limited number of qualified buyers in this market, resulted in asset impairments of $18.0 million during the year ended December 31, 2010 for our West segment. In total, we impaired $21.6 million of assets during the year ended December 31, 2010, representing 1,178 lots in 46 subdivisions. This compares to total asset impairments of $31.0 million, or 1,169 lots in 61 subdivisions, for the year ended December 31, 2009. Our loss before income taxes of $70.6 million during the year ended December 31, 2010 improved from the $107.3 million loss we had during the year ended December 31, 2009. This improvement includes a $9.3 million decrease in asset impairments, a $14.4 million increase in interest income, a 120 basis point increase in Home Gross Margins and the impact of closing 232 more homes during 2010, compared with 2009. These items were partially offset by a $12.7 million combined increase in sales and marketing, commission and general and administrative expenses during the year ended December 31, 2010, compared with the year ended December 31, 2009.

During the year ended December 31, 2010, we received $143.1 million of our income tax receivable and completed the issuance of senior notes that generated $242.3 million in cash. Additionally, we invested $638.0 million, net, of cash into various debt and equity securities during the year ended December 31, 2010. Although acquisition of finished lots continued to be highly competitive during the 2010 year, we were able to increase the total number of lots controlled through acquisition and lot option contracts by 3,227, representing a 36% increase.

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

Homebuilding Inventory Valuation. Our homebuilding inventories include assets associated with subdivisions in which we intend to construct and sell homes on the land and assets associated with model and speculative homes. Homebuilding inventories are carried at cost unless events and circumstances indicate that the carrying value of the underlying subdivision may not be recoverable. We determine impairments on a subdivision level basis as each such subdivision represents the lowest level of identifiable cash flows. In making this determination, we review, among other things, the following for each subdivision:

•	actual and trending “Operating Profit” (which is defined as home sales revenue less home cost of sales and all direct incremental costs associated with the home closing) for closed homes;

•	estimated future undiscounted cash flows and Operating Profit;

•	forecasted Operating Profit for homes in Backlog;

•	actual and trending net and gross home orders;

•	base sales price and home sales incentive information for closed and sold homes, homes in Backlog and homes forecasted to close over the remaining life of the subdivision;

•	market information for each sub-market, including competition levels, home foreclosure levels and the size and style of homes currently being offered for sale; and

•	known or probable events indicating that the carrying value may not be recoverable.

On a quarterly basis, if events or circumstances indicate that the carrying value of our inventory may not be recoverable, such assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. The evaluation for the recoverability of the carrying value of the assets for each individual subdivision can be impacted significantly by the following:

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

These and other local market-specific conditions that may be present are considered by personnel in our homebuilding divisions as they prepare or update the forecasted assumptions for each subdivision. Quantitative and qualitative factors other than home sales prices could significantly impact the potential for future impairments. The sales objectives can differ among subdivisions, even within a given sub-market. For example, facts and circumstances in a given subdivision may lead us to price our homes with the objective of yielding a higher sales absorption pace, while facts and circumstances in another subdivision may lead us to price our homes to minimize deterioration in our Home Gross Margins, even though this could result in a slower sales absorption pace. Furthermore, the key assumptions included in our estimated future undiscounted cash flows may be interrelated. For example, a decrease in estimated base sales price or an increase in home sales incentives may result in a corresponding increase in sales absorption pace. Additionally, a decrease in the average sales price of homes to be sold and closed in future reporting periods for one subdivision that has not been generating what management believes to be an adequate sales absorption pace may impact the estimated cash flow assumptions of a nearby subdivision. Changes in our key assumptions, including estimated construction and land development costs, absorption pace and selling strategies could materially impact future cash flow and fair value estimates. Due to the number of possible scenarios that would result from various changes in these factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

If the undiscounted future cash flows of a subdivision are less than its carrying value, the carrying value of the subdivision is written down to its then estimated fair value.

Management determines the estimated fair value of each subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The estimated future cash flows are the same for both our recoverability and fair value assessments. Factors we consider when determining the discount rate to be used for each subdivision include, among others:

•	the number of lots in a given subdivision;

•	the amount of future land development costs to be incurred;

•	risks associated with the home construction process, including the stage of completion for the entire subdivision and the number of owned lots under construction; and

•	the estimated remaining lifespan of the subdivision.

During the years ended December 31, 2010, 2009 and 2008, discount rates used in our estimated discounted cash flow assessments generally ranged from 13% to 18%. We recorded $15.9 million, $21.0 million and $174.5 million of impairments to our land and land under development during the years ended December 31, 2010, 2009 and 2008, respectively, and $5.3 million, $8.4 million and $82.6 million of impairments to our housing completed or under construction during the years ended December 31, 2010, 2009 and 2008, respectively. We allocate the impairments recorded between housing completed or under construction and land and land under development for each impaired subdivision based upon the status of construction of a home on each lot (i.e. if the lot is in housing completed or under construction, the impairment for that lot is recorded against housing completed or under construction). The allocation of impairment is the same with respect to each lot in a given subdivision. These impairments, together with impairments of our held-for-sale inventory and prepaid expenses and other assets, are presented as a separate line item in the Consolidated Statements of Operations. Changes in management’s estimates, particularly the timing and amount of the estimated future cash inflows and outflows and forecasted average selling prices of homes to be sold and closed can materially affect any impairment calculation. Because our forecasted cash flows are impacted significantly by changes in market conditions, it is reasonably possible that actual results could differ significantly from those estimates.

Warranty Reserves. Our homes are sold with limited third-party warranties. We record expenses and warranty reserves for general and structural warranty claims, as well as reserves for known, unusual warranty-related expenditures. Warranty reserves are established based upon historical experience as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the quarterly evaluation of our warranty reserve balance are primarily based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, our trends in historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded. During 2010, in light of a continued decrease in our warranty payments, and similar to our procedure in prior years, we engaged a third-party actuary to assist in our analysis of estimated future warranty payments. Based upon the actuarial analysis, we refined our methodology for estimating a reasonable range of warranty reserves during 2010. Also during 2010, we expanded our analysis and included all structural warranty claims experience in the actuarial analysis. We believe the refined methodology results in a better estimate of warranty cost exposure, especially in periods of declining payment activity, and provides better visibility to the sensitivity of the estimate in the current environment. We will continue to periodically engage a third-party actuary for purposes of assisting in evaluating and determining the reasonableness of our general and structural warranty reserves. Additionally, and consistent with prior periods, certain known, unusual warranty claims continue to be evaluated and reserved for on an individual case by case basis.

Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheet and adjustments to our warranty reserves are recorded as an increase or reduction to home cost of sales in the Consolidated Statement of Operations. A 1% change in our estimated ultimate warranty losses for homes that closed over the last ten years would result in an adjustment to our warranty reserve balance of approximately $2.0 million. Additionally, it is possible that changes in the warranty payment experience used in estimating our ultimate warranty losses could have a material impact on our warranty reserve balances. See “Forward-Looking Statements” above.

Insurance Reserves. We record expenses and liabilities for losses and loss adjustment expenses for claims associated with: (1) insurance policies issued by StarAmerican and Allegiant; (2) self-insurance; and (3) deductible amounts under our insurance policies. The establishment of the provisions for outstanding losses and loss adjustment expenses is based on actuarial studies that include known facts and interpretation of circumstances, including our experience with similar cases and historical trends involving claim payment patterns, pending levels of unpaid claims, product mix or concentration, claim severity, frequency patterns (such as those caused by natural disasters), fires or accidents, depending on the business conducted and changing regulatory and legal environments. The process of determining our insurance reserve balances necessarily requires estimates associated with various assumptions, each of which can positively or negatively impact our insurance reserve balances. A 1% change in our estimated ultimate insurance losses for homes that closed over the last ten years would result in an adjustment to our insurance reserve balance of approximately $1.0 million. Additionally, it is possible that changes in the claim rate or the average cost per claim used to estimate the self-insured reserves could have a material impact on our insurance reserve balances.

Litigation Accruals. In the normal course of business, we are a defendant in claims primarily relating to construction defects, product liability and personal injury claims. These claims seek relief from us under various theories, including breach of implied and express warranty, negligence, strict liability, misrepresentation and violation of consumer protection statutes. We have accrued for losses that may be incurred with respect to legal claims based upon information provided by our legal counsel, including counsel’s on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals and could have a material impact on our results of operations. At December 31, 2010 and 2009, we had legal accruals of $14.2 million and $14.5 million, respectively. We continue to evaluate litigation accruals and, based on historical results, believe that our existing estimation process is accurate and do not anticipate the process to change materially in the future. Additionally, because our litigation accruals can be impacted by a significant number of factors, we do not believe it is possible to develop a sensitivity analysis with a level of precision that would be meaningful to an investor.

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

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. A company must use judgment in considering the relative impact of positive and negative evidence. At December 31, 2010 and 2009, we had a full valuation allowance of $231.4 million and $208.1 million, respectively, recorded against our net deferred tax asset, primarily due to our experiencing a three-year cumulative operating loss as of December 31, 2010 and 2009. Future adjustments to our deferred tax asset valuation allowance will be determined based upon changes in the expected realization of our net deferred tax assets.

In the future, changes in our valuation allowance may result from, among other things, additional pre-tax operating losses resulting in increases in our valuation allowance or pre-tax operating income resulting in decreases in our valuation allowance.

Liability for Unrecognized Tax Benefits. Accounting literature for liability for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements for uncertain tax positions taken or expected to be taken in a tax return.

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

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. At December 31, 2010 and 2009, our liability for unrecognized tax benefits was $55.9 million and $60.2 million, respectively.

Revenue Recognition. In the process of selling homes, we negotiate the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliance, cabinetry, flooring, etc.), and any home sales incentives. Our home sales incentives generally come in the form of: (1) discounts on the sales price of the home (“Sales Price Incentives”); (2) homebuyer closing cost assistance paid by Richmond American Homes to a third-party (“Closing Cost Incentives”); (3) mortgage loan origination fees paid by Richmond American Homes to HomeAmerican (“Mortgage Loan Origination Fees”); and (4) interest rate buydowns by HomeAmerican in mortgage loan financing offered to our homebuyers. The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees.

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

We measure mortgage loans held-for-sale at fair value. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.

Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives. We use the specific identification method for the purpose of accumulating home construction costs and allocate costs to each lot within a subdivision associated with land acquisition and land development based upon relative market value of the lots prior to home construction. Lots within a subdivision typically have comparable market values, and, as such, we generally allocate costs equally to each lot within a subdivision. We record all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, we generally have not yet paid or incurred all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, we compare the home construction budgets to actual recorded costs to determine the additional estimated costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, we record an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work that has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. We monitor the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2010 and 2009, we had $12.5 million and $21.2 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

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

Mortgage Loan Loss Reserves. In the normal course of business, we establish reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. Significant changes in the number and magnitude of claims to repurchase previously sold mortgage loans could have a material impact on our results of operations. Our mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2010 and 2009, we had mortgage loan loss reserves of $6.9 million and $9.6 million, respectively.

Stock-Based Compensation. Accounting for share-based payment awards, generally grants of stock options and restricted stock can require significant judgment in estimating the fair value of the share-based payment awards and related compensation. Stock-based compensation expense was $17.5 million, $15.1 million and $14.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and was recorded to general and administrative expenses in the Consolidated Statements of Operations.

Determining the appropriate fair value model and calculating the fair value of stock option awards requires judgment, including estimating stock price volatility, annual forfeiture rates and the expected life of an award. We estimated the fair value for stock options granted during the twelve months ended December 31, 2010, 2009 and 2008 using the Black-Scholes option pricing model. The Black-Scholes option pricing model calculates the estimated fair value of stock options based upon the following inputs: (1) closing price of the Company’s common stock on the measurement date (generally the date of grant); (2) exercise price; (3) expected stock option life; (4) expected volatility; (5) risk-free interest rate; and (6) expected dividend yield rate. The expected life of employee stock options represents the period for which the stock options are expected to remain outstanding and is derived primarily from historical exercise patterns. The expected volatility is based on the historical volatility in the price of our common stock over the most recent period commensurate with the estimated expected life of our employee stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors. The risk-free interest rate assumption is determined based upon observed interest rates appropriate for the expected term of our employee stock options. The expected dividend yield assumption is based on our historical dividend payouts. We determine the estimated fair value of the stock option awards on the date they were granted. The fair values of previously granted stock option awards are not adjusted as subsequent changes in the foregoing assumptions occur; for example, an increase or decrease in the price of the Company’s common stock. However, changes in the foregoing inputs, particularly the price of the Company’s common stock, expected stock option life and expected volatility, significantly change the estimated fair value of future grants of stock options.

An annual forfeiture rate is estimated at the time of grant, and revised if necessary, in subsequent periods if the actual forfeiture rate differs from our estimate. We estimate the annual forfeiture rate generally to be 10% to 25% for share-based payment awards granted to Non-Executives (as defined in Note 14 to our Consolidated Financial Statements) and generally 0% for share-based payment awards granted to our Executives (as defined in Note 14 to our Consolidated Financial Statements and currently consisting of our Chief Executive Officer, Chief Operating Officer and General Counsel) and Directors (as defined in Note 14 to our Consolidated Financial Statements), based on the terms of their awards, as well as historical forfeiture experience. However, during the 2010 fourth quarter, upon the departure of our Chief Financial Officer, we updated our estimated forfeiture rate applicable to stock option grants to him as all such previous grants were unvested as of the time of his departure.

Segment Reporting. The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We have identified our chief operating decision-makers as two key executives—the Chief Executive Officer and Chief Operating Officer.

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

Our homebuilding reportable segments are as follows:

•	West (Arizona, California and Nevada);

•	Mountain (Colorado and Utah);

•	East (Maryland and Virginia); and

•	Other Homebuilding (Florida and Illinois)

Land Option Contracts. In the normal course of business, we enter into lot option purchase contracts, generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. Option deposits and pre-acquisition costs we incur related to our lot option purchase contracts are capitalized if all of the of the following conditions have been met: (1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable, meaning we are actively seeking and have the ability to acquire the property and there is no indication that the property is not available for sale. We also consider the following when determining if the acquisition of the property is probable: (1) changes in market conditions subsequent to contracting for the purchase of the land; (2) current contract terms, including per lot price and required purchase dates; and (3) our current land position in the given market or sub-market. Option deposits and capitalized pre-acquisition costs are expensed to other operating expense in the Consolidated Statements of Operations when we believe it is no longer probable that we will acquire the lots under option. We expensed $3.1 million, $2.9 million and $6.8 million during the years ended December 31, 2010, 2009 and 2008, respectively, related to the write-off of option deposits and capitalized pre-acquisition costs. At December 31, 2010, we had the right to acquire 4,159 lots under option contracts, with $9.0 million in cash and $4.5 million of letters of credit option deposits at risk.

Our obligation with respect to option contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. Certain of these contracts could create a variable interest, with the land seller being the variable interest entity (“VIE”) and, as such, could require us to consolidate the assets and liabilities of the VIE if we are determined to be the primary beneficiary. We have evaluated all lot option purchase contracts at December 31, 2010 and considered: (1) what investments were at risk; (2) contractual obligations to perform; (3) expected changes in market prices of land over a given period; and (4) annual risk free interest rates. Based on these evaluations, we determined that our interests in these VIEs did not result in significant variable interests or require us to consolidate the VIEs. Due to the nature of the assumptions used in our evaluation process, it is possible that our evaluation of lot option contracts that we may execute in the future could result in our being identified as the primary beneficiary, which could result in our consolidation of a VIE. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the VIE’s activities that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. We have determined that, as of December 31, 2010, we are not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts.

THE FOLLOWING DISCUSSION COMPARES RESULTS FOR THE YEAR ENDED

DECEMBER 31, 2010 WITH THE YEAR ENDED DECEMBER 31, 2009.

Results of Operations

Home Sales Revenue. Home sales revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives (defined as discounts on the sales price of a home) or Mortgage Loan Origination Fees (defined as mortgage loan origination fees paid by Richmond American Homes to HomeAmerican) and interest rate buydowns by HomeAmerican in mortgage loan financing offered to our homebuyers. The combination of base sales price and any purchased options and upgrades, less any of the foregoing incentives, for each closed home constitutes the selling price of our closed homes.

Our homes sales revenue can be impacted by changes in our home closing levels and changes in the average selling prices of closed homes. The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing.

The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$327,688	$378,328	$(50,640)	-13%
Mountain	352,001	244,862	107,139	44%
East	212,320	176,072	36,248	21%
Other Homebuilding	44,801	52,783	(7,982)	-15%

Total Homebuilding	936,810	852,045	84,765	10%
Intercompany adjustments	(15,788)	(14,991)	(797)	-5%

Total	$921,022	$837,054	$83,968	10%

The decrease in home sales revenue in our West segment was due to closing 179 fewer homes during the year ended December 31, 2010, which resulted in a decrease of $42.5 million and declines of $40,200 and $10,800 in the average selling prices of closed homes in our California and Nevada markets of this segment, respectively. The increase in home sales revenue in our Mountain segment was due to closing 377 more homes during the year ended December 31, 2010, which resulted in an increase of $116.1 million. This improvement was partially offset by declines of $14,800 and $2,600 in the average selling price of closed homes in the Utah and Colorado market, respectively.

In our East segment, home sales revenue increased due to closing 77 more homes during the year ended December 31, 2010. In our Other Homebuilding segment, home sales revenue decreased $9.6 million due to closing 43 fewer homes, partially offset by a $17,600 increase in the average selling price of closed homes in the Florida market of this segment.

Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue.

The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,
	2010	2009	Increase
Homebuilding
West	27.3%	23.5%	3.8%
Mountain	12.5%	11.8%	0.7%
East	16.2%	14.8%	1.4%
Other Homebuilding	18.2%	12.0%	6.2%

Consolidated	19.1%	17.9%	1.2%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the year ended December 31, 2010, and consistent with the years ended December 31, 2008 and 2009, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we recorded adjustments to reduce our warranty reserve of $20.8 million and $27.8 million during the years ended December 31, 2010 and 2009, respectively.

Home Gross Margins are also impacted by interest included in home cost of sales. During the years ended December 31, 2010 and 2009, interest in home cost of sales was 2.6% and 3.7% percent of home sales revenue, respectively.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in home cost of sales during the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009	Increase
West	22.9%	20.5%	2.4%
Mountain	16.3%	15.6%	0.7%
East	17.8%	16.8%	1.0%
Other	19.2%	14.5%	4.7%

Consolidated	19.4%	18.3%	1.1%

During the year ended December 31, 2010, Home Gross Margins, excluding warranty adjustments and interest expense, for each of our homebuilding segments were generally favorably impacted by decreases in home cost of construction, as we have been closing more of our smaller and redesigned homes, partially offset by increases in the lot cost per closed home.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment as well as homebuyers’ reluctance to purchase new homes based on concerns about employment conditions; (2) continued and/or increases in home foreclosure levels; (3) on-going tightening of mortgage loan origination requirements; (4) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (5) deterioration in the demand for new homes in our markets; (6) fluctuating energy costs, including oil and gasoline; (7) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (8) increases in interest expense included in home cost of sales; (9) increases in the costs of finished lots; (10) changes in our warranty payment experiences and/or increases in warranty expenses or litigation expenses associated with construction defect claims; and (11) other general risk factors. See “Forward-Looking Statements” above.

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in home cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in home cost of sales (dollars in thousands).

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest (1)
Twelve Months Ended December 31, 2010
West	$327,688	$238,175	$(23,403)	$8,795	$252,783	22.9%
Mountain	352,001	308,023	4,989	8,570	294,464	16.3%
East	212,320	178,014	(2,092)	5,626	174,480	17.8%
Other	44,801	36,661	(339)	821	36,179	19.2%
Intercompany adjustments	(15,788)	(15,788)	—	—	(15,788)	N/A

Consolidated	$921,022	$745,085	$(20,845)	$23,812	$742,118	19.4%

Twelve Months Ended December 31, 2009
West	$378,328	$289,381	$(24,291)	$12,967	$300,705	20.5%
Mountain	244,862	215,989	185	9,155	206,649	15.6%
East	176,072	150,033	(2,965)	6,556	146,442	16.8%
Other	52,783	46,442	(712)	2,032	45,122	14.5%
Intercompany adjustments	(14,991)	(14,991)	—	—	(14,991)	N/A

Consolidated	$837,054	$686,854	$(27,783)	$30,710	$683,927	18.3%

(1)	Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest have on our Home Gross Margins.

Land Sales Revenue. Land sales revenue was $5.9 million and $30.7 million during the years ended December 31, 2010 and 2009, respectively. Land sales revenue during 2009 primarily resulted from our sale of approximately 1,550 lots, primarily in our West and Other Homebuilding segments compared with less than 110 lots during 2010.

Other Revenue. Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties. Insurance revenue represents premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes primarily comprise insurance revenue. Title and other revenue primarily consist of forfeiture of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations and our broker origination fees which represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing.

The table below sets forth the components of other revenue (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Gains on sales of mortgage loans, net	$21,791	$20,251	$1,540	8%
Insurance revenue	6,622	6,115	507	8%
Title and other revenue	3,337	4,153	(816)	-20%

Total other revenue	$31,750	$30,519	$1,231	4%

Other revenue increased during the year ended December, 2010 primarily due to increases in the gains on sales of mortgage loans and other broker origination fees as we increased our home closings during these periods by 8% from the year ended December 31, 2009.

Home Cost of Sales. Home cost of sales primarily includes land acquisition, land development and related costs (both incurred and estimated to be incurred), specific construction costs of each home, warranty costs and finance and closing costs, including Closing Cost Incentives (defined as homebuyer closing costs assistance paid by Richmond American Homes to a third-party). Home cost of sales excludes expenses associated with commissions, amortization of deferred marketing costs and inventory impairment charges. However, while inventory impairment charges recorded during a reporting period do not impact home cost of sales, they do impact future home cost of sales as they lower the lot cost basis of the impaired inventory.

Our home cost of sales can be impacted primarily from changes in our home closing levels and changes in the cost of land acquisition, development, construction cost of homes and changes in our estimated costs for warranty repairs.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$238,175	$289,381	$(51,206)	-18%
Mountain	308,023	215,989	92,034	43%
East	178,014	150,033	27,981	19%
Other Homebuilding	36,661	46,442	(9,781)	-21%

Total Homebuilding	760,873	701,845	59,028	8%
Intercompany adjustments	(15,788)	(14,991)	(797)	5%

Total	$745,085	$686,854	$58,231	8%

Home cost of sales increased $58.2 million during the year ended December 31, 2010. Contributing to this increase was the impact of closing 232 more homes, which resulted in a $52.9 million increase to home cost of sales, and an increase in the lot cost per closed home, which resulted in a $54.1 million increase to home cost of sales. Partially offsetting these items was a $52.6 million decrease in home construction cost resulting from a decline in the cost of construction per closed home.

In our West segment, home cost of sales decreased $32.5 million due to closing 179 fewer homes during 2010 and $34.4 million from a decrease in the home cost of construction per closed home. These items were partially offset by a $20.1 increase associated with higher lot costs per closed home. In our Mountain segment, home cost of sales increased by $102.4 million associated with closing 377 more homes and $6.7 million associated with higher lot costs per closed home. Partially offsetting these items was a decrease of $20.4 million associated with lower cost of home construction per closed home.

In our East segment, home cost of sales increased $29.6 million associated with closing 77 more homes and $12.8 million associated with an increase in the lot cost per closed home. Partially offsetting these items was a decrease of $14.5 million associated with lower cost of home construction per closed home. In our Other Homebuilding segment, home cost of sales decreased $8.5 million due to closing 43 fewer homes and $5.0 million associated with the lower cost of home construction per closed home. These items were partially offset by a $4.2 increase associated with higher lot costs per closed home.

Land Cost of Sales. Land cost of sales was $5.4 million and $25.0 million during the years ended December 31, 2010 and 2009, respectively. Land cost of sales during 2009 primarily relates to the sale of approximately 1,550 lots in our West and Other Homebuilding segments compared with less than 110 lots during 2010.

Asset Impairments. The following table sets forth asset impairments recorded by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009
Land and Land Under Development (Held-for-Development)
West	$14,808	$10,133	$4,675
Mountain	555	8,913	(8,358)
East	421	1,600	(1,179)
Other Homebuilding	121	376	(255)

Subtotal	15,905	21,022	(5,117)

Housing Completed or Under Construction (Held-for-Development)
West	3,163	5,379	(2,216)
Mountain	964	1,646	(682)
East	569	875	(306)
Other Homebuilding	594	537	57

Subtotal	5,290	8,437	(3,147)

Land and Land Under Development (Held-for-Sale)
West	—	(557)	557
Mountain	—	—	—
East	—	—	—
Other Homebuilding	—	234	(234)

Subtotal	—	(323)	323

Other asset impairments	452	1,850	(1,398)

Total	$21,647	$30,986	$(9,339)

The 2010 impairments were concentrated in the Arizona and Nevada markets of our West segment and resulted from an increase in forecasted lot costs, which include property taxes and homeowner association dues, driven in part by a slower than anticipated absorption pace and from lowering our estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The following table sets forth the inventory impairments (excluding other assets) that were recorded on a quarterly basis during 2010 and 2009, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

				Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Inventory Impairments
Three Months Ended	Held-for- Development	Held-for- Sale	Total Inventory Impairments
September 30, 2010	$3,633	$—	$3,633	7,625	214	8
December 31, 2010	17,562	—	17,562	42,203	964	38

Total	$21,195	$—	$21,195

March 31, 2009	$14,355	$—	$14,355	$38,602	719	46
June 30, 2009	1,725	(557)	1,168	2,978	53	2
September 30, 2009	1,103	—	1,103	4,172	61	3
December 31, 2009	12,276	234	12,510	29,536	336	10

Total	$29,459	$(323)	$29,136

Marketing Expenses. Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$18,508	$17,234	$1,274	7%
Mountain	12,732	9,810	2,922	30%
East	6,958	6,818	140	2%
Other Homebuilding	3,124	2,509	615	25%

Total	$41,322	$36,371	$4,951	14%

The $5.0 million increase in marketing expenses during the year ended December 31, 2010 reflects increases of: (1) $2.9 million in product advertising, primarily resulting from new advertising signs purchased in most of our subdivisions, and other advertising costs in conjunction with our sales efforts; and (2) $2.1 million in amortization of deferred marketing costs resulting from closing 232 more homes during 2010.

Commission Expenses. Commission expenses include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$12,554	$13,443	$(889)	-7%
Mountain	12,621	8,846	3,775	43%
East	7,060	6,614	446	7%
Other Homebuilding	2,020	2,099	(79)	-4%

Total	$34,255	$31,002	$3,253	10%

Commission expense during the year ended December 31, 2010 increased in our Mountain and East segments, primarily due to closing 377 and 77 more homes, respectively. The decline in commission expense in our West and Other Homebuilding segments resulted from closing 179 and 43 fewer homes, respectively.

General and Administrative Expenses. The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Homebuilding
West	$29,898	$26,419	$3,479	13%
Mountain	16,038	15,905	133	1%
East	18,411	19,905	(1,494)	-8%
Other Homebuilding	5,128	4,055	1,073	26%

Total Homebuilding	69,475	66,284	3,191	5%
Financial Services and Other	22,890	24,207	(1,317)	-5%
Corporate	74,628	71,994	2,634	4%

Total	$166,993	$162,485	$4,508	3%

Our consolidated general and administrative expense increased $4.5 million during the year ended December 31, 2010. Contributing to this increase were the following: (1) $5.5 million in salaries and salary related costs primarily driven by the increase in our employee headcount during much of the year; (2) $3.1 million associated with vacation expense as we made changes in our vacation policy during 2010 and 2009; (3) $2.9 million associated with stock-based compensation primarily to our Company’s Chief Executive Officer and Chief Operating Officer and their deferred compensation arrangement; (4) $2.0 million primarily associated with health insurance and worker compensation insurance costs; (5) $9.1 million associated with our incurred but not reported insurance reserves as we recorded $4.1 million of adjustments to increase our insurance reserve during 2010 compared with $5.1 million of adjustments to decrease our insurance reserve during 2009; and (6) $1.0 million in travel-related costs. These items partially were offset by decreases in the following expenses: (1) expenses associated with our mortgage loan loss reserves as we incurred $9.7 million of expenses during 2009 that we did not incur during 2010; (2) $5.0 million associated with our homebuilding line of credit that was terminated during the 2010 second quarter; (3) $2.3 million in legal-related matters; and (4) $0.9 million in office-related expenses.

General and administrative expenses in our West segment increased during the year ended December 31, 2010, primarily due to a $2.3 million increase in employee compensation and other employee-related benefit costs. In our Mountain segment, general and administrative costs were slightly higher during the year ended December 31, 2010, primarily due to employee compensation and other employee-related benefit costs.

In our East segment, general and administrative expenses were lower during the year ended December 31, 2010 due to a $2.5 million decrease in legal-related costs, partially offset by a $1.1 million increase in employee compensation and other employee-related benefit costs. In our Other Homebuilding segment, general and administrative costs were higher during the year ended December 31, 2010, primarily due to increased legal-related costs.

In our Financial Services and Other segment, general and administrative expenses decreased during the year ended December 31, 2010, primarily resulting from a $9.7 million decline in expenses associated with our mortgage loan loss reserves. This was partially offset by an increase of $9.1 million in expenses associated with our insurance reserves as we recorded $4.1 million of adjustments to increase our insurance reserve during 2010 compared with $5.1 million of adjustments to decrease our insurance reserve during 2009. We experienced an increase in the frequency and severity in insurance claims that were submitted and/or paid during the year ended December 31, 2010, which caused adjustments that increased our insurance reserve during 2010. However, during 2009, we experienced a decline in the frequency and severity of insurance claims that were received during 2009, which caused adjustments that reduced our insurance reserve during 2009. Also impacting the change in expense for this segment during 2010 was a $0.7 million increase in employee compensation and other employee-related benefit costs primarily resulting from higher headcount during much of the 2010 year.

In our Corporate segment, general and administrative costs were higher during the year ended December 31, 2010, primarily due to the following increases: (1) $7.5 million in employee compensation and other employee-related benefit costs; (2) $0.9 million in travel-related costs; and (4) $0.9 million due to depreciation as we began to depreciate our new enterprise resource planning system. These items partially were offset by a $5.0 million decrease associated with our homebuilding line of credit and a decrease of $2.5 million of inter-company supervisory fees (“Supervisory Fees”) charged by the Corporate segment. See Note 3 to our Consolidated Financial Statements regarding Supervisory Fees.

Other Operating Expenses. Other operating expenses were $3.1 million during the year ended December 31, 2010 and relate primarily to the write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. Other operating expenses were $5.6 million during the year ended December 31, 2009 and relate primarily to a valuation allowance recorded against other receivables and write-offs of pre-acquisition cost and deposits.

Related Party Expenses. Related party expense was not significant during the year ended December 31, 2010 and was $1.0 million during the year ended December 31, 2009. The decrease during 2010 is the result of MDC not making a pledge to contribute to the MDC/Richmond American Homes Foundation (the “Foundation”) whereas during 2009, we did pledge to contribute $1.0 million to the Foundation, which was subsequently paid during 2010 in fulfillment of our 2009 commitment.

The Foundation is a nonprofit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of section 501(c)(3) of the Internal Revenue Code (“I.R.C.”). Certain directors and officers of the Company are the trustees and/or officers of the Foundation.

Other Income (Expense). Other income (expense) primarily includes interest income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. Interest income was $26.6 million and $12.2 million during the years ended December 31, 2010 and 2009, respectively. This increase primarily resulted from an increase in our marketable securities balances during 2010.

We capitalize interest on our senior notes associated with our qualifying assets. We have determined that inventory is a qualifying asset during the period of active development of our land and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. During the year ended December 31, 2010, we incurred $72.5 million of interest, an increase of $14.2 million from the year ended December 31, 2009. This increase resulted from the issuance of our 2020 Senior Notes in January of 2010. Additionally, as a result of the increase in our inventory levels from December 31, 2009, we capitalized $33.9 million of interest incurred, an increase of $14.1 million from 2009. During the years ended December 31, 2010 and 2009, we expensed $38.2 million and $38.1 million of interest that was incurred on our senior notes that could not be capitalized, respectively. For a reconciliation of interest incurred, capitalized and expensed, see Note 15 to our Consolidated Financial Statements.

(Loss)/Income Before Income Taxes. The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Year Ended December 31,		Change
	2010	2009	Amount	%
Homebuilding
West	$9,909	$19,144	$(9,235)	48%
Mountain	1,059	(15,686)	16,745	107%
East	91	(9,789)	9,880	101%
Other Homebuilding	(3,140)	(4,691)	1,551	33%

Total Homebuilding	7,919	(11,022)	18,941	172%
Financial Services and Other	10,299	5,953	4,346	73%
Corporate	(88,819)	(102,266)	13,447	13%

Total	$(70,601)	$(107,335)	$36,734	34%

On a consolidated basis, our loss before income taxes was lower during the year ended December 31, 2010. Contributing to this improvement were: (1) $25.7 million resulting from a 120 basis point increase in Home Gross Margins associated with closing 232 more homes during 2010; (2) a $14.4 million increase in interest income on our cash, cash equivalents and marketable securities; and (3) a $9.3 million decrease in asset impairments. These items partially were offset by a combined $12.7 million increase in sales and marketing, commission and general and administrative expenses.

In our West segment, our income before income taxes was down during the year ended December 31, 2010, primarily driven by a $4.8 million combined increase in sales and marketing and general and administrative expenses, a $3.0 million increase in inventory impairments and closing 179 fewer homes. These items were partially offset by a 380 basis point improvement in Home Gross Margins and a $0.9 million decrease in commission expense. In our Mountain segment, we had income before income taxes during the year ended December 31, 2010, compared with a loss before income taxes during 2009. This improvement was driven by a $9.0 million decrease in inventory impairments, closing 377 more homes and a 70 basis point improvement in Home Gross Margins. These items partially were offset by a combined increase of $6.8 million in sales and marketing, commission and general and administrative expenses.

In our East segment, our loss before income taxes decreased by $9.9 million during the year ended December 31, 2010. This improvement primarily resulted from a $1.5 million decrease in inventory impairments, a 140 basis point increase in Home Gross Margins, a decrease of $1.5 million in general and administrative expenses and closing 77 more homes. These items were partially offset by a combined increase of $0.6 million in sales and marketing and commission expense. In our Other Homebuilding segment, our loss before income taxes decreased by $1.6 million during the year ended December 31, 2010. This improvement primarily resulted from a $0.4 million decrease in inventory impairments and a 620 basis point increase in Home Gross Margins. These items partially were offset by a combined increase of $1.7 million in sales and marketing and general and administrative expenses and closing 43 fewer homes.

In our Financial Services and Other segment, income before income taxes improved primarily resulting from a $9.7 million decline in expenses associated with our mortgage loan loss reserves, a $1.8 million increase in revenue driven by gains on sales of mortgage loans and insurance premium income and an $0.8 million increase in interest income. This was partially offset by an increase of $9.1 million in expenses associated with our insurance reserves as we recorded $4.1 million of adjustments to increase our insurance reserve during 2010 compared with $5.1 million of adjustments to decrease our insurance reserve during 2009.

In our Corporate segment, our loss before income taxes were lower during the year ended December 31, 2010 primarily resulting from a $13.8 million increase in interest income. Also contributing to this improvement was the impact of recording a $1.0 million impairment of our related party asset during 2009, for which we did not have an impairment during the year ended December 31, 2010. These items partially were offset by a $2.6 million increase in general and administrative expenses.

Income Taxes. Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance adjustments in 2010 and 2009, our effective tax rates for these years are not meaningful.

Our overall effective income tax rates were 8.3% and 123.0% for the years ended December 31, 2010 and 2009, respectively. The 8.3% effective tax rate for the year ended December 31, 2010 was primarily attributable to the finalization of various state income tax examinations and the inability to carry back any federal net operating losses at December 31, 2010. The 123.0% effective tax rate for the year ended December 31, 2009 was primarily attributable to the carryback of $142.6 million of tax effected net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 6, 2009. These expanded NOL carryback provisions allowed us to carry back our 2009 tax losses to prior years. Absent the new legislation, these 2009 tax losses would have been carried forward to offset future taxable income.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Orders For Homes, net (Units)
Arizona	552	723	(171)	-24%
California	301	320	(19)	-6%
Nevada	532	556	(24)	-4%

West	1,385	1,599	(214)	-13%

Colorado	855	700	155	22%
Utah	358	282	76	27%

Mountain	1,213	982	231	24%

Maryland	231	241	(10)	-4%
Virginia	233	227	6	3%

East	464	468	(4)	-1%

Florida	198	238	(40)	-17%
Illinois	1	19	(18)	-95%

Other Homebuilding	199	257	(58)	-23%

Total	3,261	3,306	(45)	-1%

Estimated Value of Orders for Homes, net	$920,000	$935,000	$(15,000)	-2%

Estimated Average Selling Price of Orders for Homes, net	$282.1	$282.8	$(0.7)	0%

Orders for Homes. Despite new homes becoming more affordable, continued low interest rate levels and special sales promotions, net orders for homes declined in nearly each of our homebuilding segments during the year ended December 31, 2010. Contributing to this decline was the impact of severe competition for home orders with other homebuilders and significant declines in orders for homes following the expiration of the federal homebuyer tax credit on April 30, 2010. In our Mountain segment, net orders for homes increased during the year ended December 31, 2010. This improvement was due in part to special sales promotions during the year and to the impact of the federal homebuyer tax credit.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	571	778	(207)	-27%
California	298	293	5	2%
Nevada	544	521	23	4%

West	1,413	1,592	(179)	-11%

Colorado	789	565	224	40%
Utah	383	230	153	67%

Mountain	1,172	795	377	47%

Maryland	231	200	31	16%
Virginia	236	190	46	24%

East	467	390	77	20%

Florida	193	214	(21)	-10%
Illinois	—	22	(22)	-100%

Other Homebuilding	193	236	(43)	-18%

Total	3,245	3,013	232	8%

Home closings were up 8% during the year ended December 31, 2010 due to increases in our Mountain and East segments. The improvement in these segments was driven by having more homes in Backlog leading into the 2010 year compared with leading into the 2009 year. Also contributing to the increase in home closings in our Mountain segment was an increase in net orders for homes and converting approximately 70% of these orders into home closings during the 2010 year. In our West segment, homes closed were down during the year ended December 31, 2010 as we had more net orders for homes during 2009 that were converted to closings during this period, compared with the 2010 period.

Backlog. The following table sets forth information relating to Backlog within each market of our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	84	103	(19)	-18%
California	79	76	3	4%
Nevada	76	88	(12)	-14%

West	239	267	(28)	-10%

Colorado	273	207	66	32%
Utah	69	94	(25)	-27%

Mountain	342	301	41	14%

Maryland	126	126	—	0%
Virginia	70	73	(3)	-4%

East	196	199	(3)	-2%

Florida	64	59	5	8%
Illinois	1	—	1	N/M *

Other Homebuilding	65	59	6	10%

Total	842	826	16	2%

Backlog Estimated Sales Value	$269,000	$265,000	$4,000	2%

Estimated Average Selling Price of Homes in Backlog	$319.5	$320.8	$(1.3)	0%

*	N/M – Not Meaningful

We define “Backlog” as homes under contract but not yet delivered. Our December 31, 2010 Backlog increased by 16 units from December 31, 2009, attributable to the Colorado market of our Mountain segment as net orders for homes in this market increased during the year ended December 31, 2010, compared with the year ended December 31, 2009.

Cancellation Rate. We define our home order “Cancellation Rate” as the approximate number of cancelled home purchase contracts during a reporting period as a percentage of total home purchase contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Year Ended December 31,
	2010	2009	Increase
Homebuilding
West	26%	21%	5%
Mountain	33%	25%	8%
East	33%	28%	5%
Other Homebuilding	36%	25%	11%

Consolidated	30%	24%	6%

The Cancellation Rate increased in each of our homebuilding segments during the year ended December 31, 2010 due in part to homebuyers not being able to qualify for mortgage loans, our prospective homebuyers having difficulty selling their existing homes and low consumer confidence in the housing market.

Active Subdivisions. The following table displays the number of our active subdivisions for each market within our homebuilding segments. We define an active subdivision as a subdivision that has more than five homes available to be sold and closed and has sold at least five homes.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	26	28	(2)	-7%
California	13	3	10	333%
Nevada	18	18	—	0%

West	57	49	8	16%

Colorado	39	42	(3)	-7%
Utah	19	16	3	19%

Mountain	58	58	—	0%

Maryland	14	9	5	56%
Virginia	8	7	1	14%

East	22	16	6	38%

Florida	11	10	1	10%
Illinois	—	—	—	N/M *

Other Homebuilding	11	10	1	10%

Total	148	133	15	11%

*	N/M - Not Meaningful

Our active subdivisions increased from December 31, 2009, primarily resulting from an increase in the California market of our West segment as we have begun selling and closing homes in subdivisions that were purchased in 2009 and 2010. In addition, 65 new communities are close to reaching active status, while only 28 active subdivisions are nearing inactive status.

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

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	$195.6	$194.3	$1.3	1%
California	377.3	417.5	(40.2)	-10%
Colorado	313.9	316.5	(2.6)	-1%
Florida	232.1	214.5	17.6	8%
Illinois	N/A	313.0	N/A	N/A
Maryland	439.4	422.4	17.0	4%
Nevada	190.4	201.2	(10.8)	-5%
Utah	272.3	287.1	(14.8)	-5%
Virginia	469.6	482.8	(13.2)	-3%
Consolidated	$283.8	$277.8	$6.0	2%

The average selling price of our closed homes increased 2% during the year ended December 31, 2010 primarily resulting from closing a higher percentage of homes in our Colorado market where the average selling price of closed homes exceeded the consolidated average selling prices of closed homes. In most of our markets however, we experienced declines in the average selling prices of homes due to a change in the mix of homes we delivered to our newer and smaller products. We did see an increase in the average selling price of closed homes in our Florida and Maryland markets primarily from a shift in product mix as we closed a higher concentration of homes in higher priced subdivisions.

Inventory. Our inventory consists of housing completed or under construction and land and land under development. Housing completed or under construction in our Consolidated Balance Sheets primarily includes: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering and permit fees; (4) capitalized interest; and (5) certain indirect fees. Land and land under development on our Consolidated Balance Sheets primarily includes land acquisition costs, land development costs associated with subdivisions for which we have the intent to construct and sell homes and capitalized interest.

The following table shows the carrying value of housing completed or under construction for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	$31,923	$30,838	$1,085	4%
California	49,516	23,890	25,626	107%
Nevada	33,377	23,714	9,663	41%

West	114,816	78,442	36,374	46%

Colorado	111,397	85,537	25,860	30%
Utah	26,372	19,239	7,133	37%

Mountain	137,769	104,776	32,993	31%

Maryland	48,740	30,636	18,104	59%
Virginia	45,836	29,739	16,097	54%

East	94,576	60,375	34,201	57%

Florida	24,262	16,731	7,531	45%
Illinois	999	—	999	N/M *

Other Homebuilding	25,261	16,731	8,530	51%

Total	$372,422	$260,324	$112,098	43%

*	N/M - Not Meaningful

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	December 31, 2010	December 31, 2009
Unsold Homes Under Construction - Final	119	41
Unsold Homes Under Construction - Frame	722	389
Unsold Homes Under Construction - Foundation	103	109

Total Unsold Homes Under Construction	944	539
Sold Homes Under Construction	609	570
Model Homes	242	212

Total	1,795	1,321

Our housing completed and under construction increased by $112.1 million, as we increased the total homes under construction to 1,795 at December 31, 2010 from 1,321 at December 31, 2009. This increase was primarily attributable to a 75% increase in the number of unsold homes under construction. The building of our unsold homes under construction resulted primarily from an increase in active subdivisions and the anticipation of selling homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by June 30, 2010. (The Homebuyer Assistance and Improvement Act, signed into law July 2, 2010, extended the closing date requirement to September 30, 2010.) However our total unsold homes under construction remained high compared with December 31, 2009 as a result of the continued low levels of net orders for homes during the year ended December 31, 2010. Additionally, we increased the number of model homes during 2010 by 30 units, which was the result of building approximately 150 new models in our new and existing subdivisions and closing on the sale of approximately 120 of our older model units.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Arizona	$41,892	$32,839	$9,053	28%
California	93,194	36,790	56,404	153%
Nevada	32,605	27,591	5,014	18%

West	167,691	97,220	70,471	72%

Colorado	128,727	97,406	31,321	32%
Utah	30,457	24,093	6,364	26%

Mountain	159,184	121,499	37,685	31%

Maryland	31,782	9,501	22,281	235%
Virginia	44,083	26,071	18,012	69%

East	75,865	35,572	40,293	113%

Florida	9,274	5,329	3,945	74%
Illinois	3,223	3,240	(17)	-1%

Other Homebuilding	12,497	8,569	3,928	46%

Total	$415,237	$262,860	$152,377	58%

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	December 31,		Increase (Decrease)
	2010	2009	Amount	%
Lots Owned
Arizona	1,257	1,075	182	17%
California	1,201	581	620	107%
Nevada	991	966	25	3%

West	3,449	2,622	827	32%

Colorado	2,919	2,514	405	16%
Utah	594	545	49	9%

Mountain	3,513	3,059	454	15%

Maryland	319	182	137	75%
Virginia	414	241	173	72%

East	733	423	310	73%

Florida	210	138	72	52%
Illinois	130	141	(11)	-8%

Other Homebuilding	340	279	61	22%

Total	8,035	6,383	1,652	26%

Lots Controlled Under Option
Arizona	408	328	80	24%
California	222	113	109	96%
Nevada	838	222	616	277%

West	1,468	663	805	121%

Colorado	688	537	151	28%
Utah	393	117	276	236%

Mountain	1,081	654	427	65%

Maryland	745	575	170	30%
Virginia	132	192	(60)	-31%

East	877	767	110	14%

Florida	733	500	233	47%
Illinois	—	—	—	0%

Other Homebuilding	733	500	233	47%

Total	4,159	2,584	1,575	61%

Total Lots Owned and Controlled	12,194	8,967	3,227	36%

*	N/M – Not Meaningful

As of December 31, 2010, our total number of lots owned (excluding homes completed or under construction) increased from the total at December 31, 2009, primarily due to the purchase of approximately 5,350 lots across most of our markets during 2010. While we continued to purchase lots during the second half of 2010, the number of lots we did purchase during this period declined from the 2010 first and second quarters as we put more lots under control through lot option contracts. These purchases of lots partially were offset by the transfer of lots from land to homes completed or under construction and the sale of more than 110 lots during year ended December 31, 2010, primarily in the Nevada market of our West segment. Despite the impact of transferring lots to work in process and $15.9 million of impairments on our land, we increased our land and land under development by $152.4 million since December 31, 2009 as we were able to secure control of nearly 7,600 lots in approximately 130 new communities that have or we expect will become active.

The table below shows the amount of at risk option deposits (in thousands).

	December 31,
	2010	2009
Cash	$9,019	$7,654
Letters of Credit	4,467	2,134

Total At Risk Option Deposits	$13,486	$9,788

During the year ended December 31, 2010, at risk option deposits increased, primarily due to increasing the number of lots under option agreements by 1,575 from December 31, 2009 as we increased the total lots controlled under option agreement in each of our homebuilding segments during 2010.

HomeAmerican Operating Activities

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Year Ended December 31,		Increase (Decrease)
	2010	2009	Amount	%
Principal amount of mortgage loans originated	$699,951	$633,171	$66,780	11%
Principal amount of mortgage loans brokered	$6,711	$33,152	$(26,441)	-80%
Capture Rate	81%	81%	0%
Including brokered loans	82%	85%	-3%
Mortgage product (% of mortgage loans originated)
Fixed rate	97%	99%	-2%
Adjustable rate - other	3%	1%	2%

Prime loans (1)	28%	29%	-1%
Government loans (2)	72%	71%	1%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated increased during the year ended December 31, 2010, primarily due to the Company closing 232 more homes, an 8% increase, compared with the year ended December 31, 2009.

THE FOLLOWING DISCUSSION COMPARES RESULTS FOR THE YEAR ENDED

DECEMBER 31, 2009 WITH THE YEAR ENDED DECEMBER 31, 2008.

Results of Operations

Home Sales Revenue. The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Homebuilding
West	$378,328	$731,319	$(352,991)	-48%
Mountain	244,862	292,382	(47,520)	-16%
East	176,072	243,357	(67,285)	-28%
Other Homebuilding	52,783	105,874	(53,091)	-50%

Total Homebuilding	852,045	1,372,932	(520,887)	-38%
Intercompany adjustments	(14,991)	(14,784)	(207)	1%

Total	$837,054	$1,358,148	$(521,094)	-38%

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

Home Gross Margins. The following table sets forth our Home Gross Margins by reportable segment.

	Year Ended December 31,		Increase Decrease
	2009	2008
Homebuilding
West	23.5%	15.2%	8.3%
Mountain	11.8%	7.0%	4.8%
East	14.8%	11.9%	2.9%
Other Homebuilding	12.0%	12.2%	-0.2%

Consolidated	17.9%	12.8%	5.1%

As a result of the significant decline in warranty payments incurred on previously closed homes during 2009 and 2008 and the impact from reaching a settlement of a construction defect claim in the Nevada market of the West segment, we recorded reductions to our warranty reserves for previously closed homes totaling $27.8 million and $14.0 million during the years ended December 31, 2009 and 2008, respectively.

Home Gross Margins are also impacted by interest included in home cost of sales. During the years ended December 31, 2009 and 2008, interest in home cost of sales was 3.7% and 4.0% percent of home sales revenue, respectively.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in cost of sales during the years ended December 31, 2009 and 2008.

	Year Ended December 31,		Increase Decrease
	2009	2008
West	20.5%	16.3%	4.2%
Mountain	15.6%	13.2%	2.4%
East	16.8%	16.1%	0.7%
Other	14.5%	15.9%	-1.4%

Consolidated	18.3%	15.7%	2.6%

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

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in cost of sales (dollars in thousands).

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
Twelve Months Ended December 31, 2008
West	$731,319	$620,329	$(16,871)	$24,748	$612,452	16.3%
Mountain	292,382	271,845	2,822	15,233	253,790	13.2%
East	243,357	214,501	38	10,224	204,239	16.1%
Other	105,874	92,974	—	3,895	89,079	15.9%
Intercompany adjustments	(14,784)	(14,784)	—	—	(14,784)	N/A

Consolidated	$1,358,148	$1,184,865	$(14,011)	$54,100	$1,144,776	15.7%

Land Sales. Land sales revenue was $30.7 million and $60.1 million during the years ended December 31, 2009 and 2008, respectively. Land sales revenue during 2009 primarily resulted from our sale of approximately 1,550 lots, primarily in our West and Other Homebuilding segments. The decrease in land sales revenue resulted from the decline in the number of land parcels we have to sell, compared to the 2008 period when we were actively looking to sell significantly more land. Land sales revenue during 2008 resulted from the sale of approximately 1,800 lots, primarily in our West segment. This revenue primarily resulted from the decision that the best economic value to the Company of the lots was to sell them in their then current condition, as opposed to retaining the lots to build and sell homes on.

Other Revenue. The table below sets forth the components of other revenue (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Gains on sales of mortgage loans, net	$20,251	$21,662	$(1,411)	-7%
Insurance revenue	6,115	8,673	(2,558)	-29%
Title and other revenue	4,153	9,575	(5,422)	-57%

Total other revenue	$30,519	$39,910	$(9,391)	-24%

Other revenue was lower during the year ended December 31, 2009, primarily resulting from decreases in the following: (1) title and other revenue, due to a $2.3 million decline in forfeited homebuyer deposits and fewer home closings for our American Home Title operations; (2) gains on sales of mortgage loans, net, as we originated and sold fewer mortgage loans in connection with closing fewer homes during 2009, partially offset by a 1,500 basis point increase in our Capture Rate; and (3) insurance revenue, as we collected fewer insurance premiums from our homebuilding subcontractors as a result of the decline in home construction levels during 2009.

Home Cost of Sales. The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Homebuilding
West	$289,381	$620,329	$(330,948)	-53%
Mountain	215,989	271,845	(55,856)	-21%
East	150,033	214,501	(64,468)	-30%
Other Homebuilding	46,442	92,974	(46,532)	-50%

Total Homebuilding	701,845	1,199,649	(497,804)	-41%
Intercompany adjustments	(14,991)	(14,784)	(207)	1%

Total	$686,854	$1,184,865	$(498,011)	-42%

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

Asset Impairments. The following tables set forth, by reportable segment, the asset impairments recorded for the twelve months ended December 31, 2009 and 2008 (in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008
Land and Land Under Development (Held-for-Development)
West	$10,133	$81,686	$(71,553)
Mountain	8,913	66,606	(57,693)
East	1,600	23,678	(22,078)
Other Homebuilding	376	2,543	(2,167)

Subtotal	21,022	174,513	(153,491)

Housing Completed or Under Construction (Held-for-Development)
West	5,379	48,437	(43,058)
Mountain	1,646	16,514	(14,868)
East	875	11,895	(11,020)
Other Homebuilding	537	5,796	(5,259)

Subtotal	8,437	82,642	(74,205)

Land and Land Under Development (Held-for-Sale)
West	(557)	21,846	(22,403)
Mountain	—	150	(150)
East	—	1,270	(1,270)
Other Homebuilding	234	6,315	(6,081)

Subtotal	(323)	29,581	(29,904)

Other asset impairments	1,850	11,419	(9,569)

Total	$30,986	$298,155	$(267,169)

The $29.5 million impairment of our held-for-development inventories during the year ended December 31, 2009, related to communities in each homebuilding segment and, most notably in our West and Mountain segments. The impairments resulted primarily from declines in the average selling price of homes in certain communities, resulting from an effort to generate new home sales. The impairments in the West segment were concentrated in the Nevada market and resulted from a decrease in the average selling prices of closed homes during 2009, compared with 2008, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close-out phase.

The impairment of our held-for-sale inventory during the years ended December 31, 2009 and 2008, primarily resulted from decreases in the fair market values of new homes being sold, as this has caused corresponding declines in the fair market values of land available for sale.

During the year ended December 31, 2009, the other asset impairments primarily related to a $1.0 million impairment of the Company’s related party asset. This impairment resulted from a decline in the estimated cash flows from such asset, resulting in an other-than-temporary-impairment. See Note 1 to our Consolidated Financial Statements.

The following table sets forth the inventory impairments (excluding other assets) that were recorded on a quarterly basis during 2009 and 2008, as well as the fair value of those inventories and the number of lots and subdivisions at the period end to which the impairments relate (dollars in thousands).

				Fair Value of Impaired Inventory at Quarter End	Number of Lots Impaired During the Quarter	Number of Subdivisions Impaired During the Quarter
	Inventory Impairments
	Held-for- Development	Held-for- Sale	Total Inventory Impairments
Three Months Ended
March 31, 2009	$14,355	$—	$14,355	$38,602	719	46
June 30, 2009	1,725	(557)	1,168	2,978	53	2
September 30, 2009	1,103	—	1,103	4,172	61	3
December 31, 2009	12,276	234	12,510	29,536	336	10

Total	$29,459	$(323)	$29,136

March 31, 2008	$47,570	$6,096	$53,666	$218,526	2,628	94
June 30, 2008	72,024	13,198	85,222	240,372	3,501	110
September 30, 2008	83,340	7,480	90,820	213,498	3,474	151
December 31, 2008	54,221	2,807	57,028	165,656	2,177	132

Total	$257,155	$29,581	$286,736

Marketing Expenses. The following table summarizes our marketing expenses by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Homebuilding
West	$17,234	$43,760	$(26,526)	-61%
Mountain	9,810	13,059	(3,249)	-25%
East	6,818	10,442	(3,624)	-35%
Other Homebuilding	2,509	4,621	(2,112)	-46%

Total	$36,371	$71,882	$(35,511)	-49%

The $35.5 million decrease in total marketing expenses during the year ended December 31, 2009 primarily resulted from decreases of: (1) $14.4 million in amortization of deferred marketing costs resulting from closing 1,475 fewer homes; (2) $8.3 million in employee compensation and other employee-related benefit costs; (3) $6.9 million in sales office and showroom expenses resulting from fewer active subdivisions and model homes; and (4) $6.1 million in advertising expenses as we continued to reduce our overall advertising costs during this period of lower homebuilding activity. The decrease in marketing expense during the year ended December 31, 2009 was most notable in our West segment, which primarily resulted from the following: (1) a decrease of $12.8 million in amortization of deferred marketing from closing 1,102 fewer homes during 2009; (2) a $5.6 million decrease in employee compensation and other employee-related benefit costs due to a significant decline in sales and marketing personnel in this segment; (3) $3.9 million in sales office and showroom expenses resulting from a 63% decline in the number of model homes at

December 31, 2009, compared with December 31, 2008, and a 43% decline in active subdivisions in this segment; and (4) $3.2 million in advertising expense.

Commission Expenses. The following table summarizes our commission expenses by reportable segment (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Homebuilding
West	$13,443	$25,671	$(12,228)	-48%
Mountain	8,846	11,338	(2,492)	-22%
East	6,614	8,900	(2,286)	-26%
Other Homebuilding	2,099	4,386	(2,287)	-52%

Total	$31,002	$50,295	$(19,293)	-38%

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

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Homebuilding
West	$26,419	$48,771	$(22,352)	-46%
Mountain	15,905	20,808	(4,903)	-24%
East	19,905	21,829	(1,924)	-9%
Other Homebuilding	4,055	7,503	(3,448)	-46%

Total Homebuilding	66,284	98,911	(32,627)	-33%

Financial Services and Other	24,207	25,790	(1,583)	-6%
Corporate	71,994	66,873	5,121	8%

Total	$162,485	$191,574	$(29,089)	-15%

The decrease in general and administrative expenses during the year ended December 31, 2009 was most notable within the West segment and primarily resulted from the following decreases: (1) $12.5 million in employee compensation and other employee-related benefit costs due to a decline in headcount from December 31, 2008; (2) $3.6 million of Supervisory Fees charged by the Corporate segment; (3) $3.0 million in office-related expenses, primarily rent; and (4) $4.2 million in other general and administrative expenses, primarily depreciation expense, restructuring expenses and homeowner association dues. These declines were offset partially by an increase of $1.0 million in professional and legal expenses. Professional and legal expenses were lower in 2008 due to the resolution of construction defect claims that were ultimately paid by third party insurance providers. Also partially offsetting the decline in general and administrative expenses was the impact of a $1.9 million benefit to reduce the 2008 general and administrative expense without a corresponding benefit during 2009. The benefit during the 2008 period resulted from a reduction in warranty reserves during 2008 that were established through general and administrative expenses during previous reporting periods.

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

Other Operating Expenses. Other operating expenses were $5.6 million and $7.1 million during the year ended December 31, 2009 and 2008, respectively. The decrease resulted from a $3.9 million decline in write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise. This decline partially was offset by a $2.7 million valuation allowance recorded against other receivables.

Related Party Expenses. Related party expenses increased to $1.0 million for the year ended December 31, 2009 from $18,000 for the year ended December 31, 2008. The increase in the 2009 expense is the result of MDC pledging to make a contribution to the MDC/Richmond American Homes Foundation (the “Foundation”). We committed to contribute $1.0 million in cash for 2009 to the Foundation, which was paid during 2010 in fulfillment of our 2009 commitment.

Other Income (Expense). Interest income decreased to $12.2 million during the year ended December 31, 2009, compared with $35.8 million during 2008. This decline primarily resulted from lower interest rates on our cash, cash equivalents and marketable securities, which more than offset the increases in our combined balances of cash, cash equivalents and marketable securities during 2009.

We incurred $57.9 million and $57.8 million of interest on our senior notes during the years ended December 31, 2009 and 2008, respectively. As a result of the decrease in inventory levels during 2009 and 2008 that were actively being developed, we expensed $38.1 million and $18.0 million of interest during the years ended December 31, 2009 and 2008, respectively, that could not be capitalized.

(Loss) Income Before Income Taxes. The table below summarizes our (loss) income before income taxes by reportable segment (dollars in thousands).

	Year Ended December 31,		Change
	2009	2008	Amount	%
Homebuilding
West	$19,144	$(157,103)	$176,247	112%
Mountain	(15,686)	(112,251)	96,565	86%
East	(9,789)	(50,596)	40,807	81%
Other Homebuilding	(4,691)	(18,725)	14,034	75%

Total Homebuilding	(11,022)	(338,675)	327,653	97%

Financial Services and Other	5,953	11,678	(5,725)	-49%
Corporate	(102,266)	(55,138)	(47,128)	-85%

Total	$(107,335)	$(382,135)	$274,800	72%

In our West segment, we reported income before income taxes of $19.1 million during the year ended December 31, 2009, compared to a $157.1 million loss before income taxes during 2008. This improvement was primarily due to a $137.0 million decrease in inventory impairments, a combined decrease of $61.1 million in general and administrative, commission and sales and marketing expenses and an 830 basis point increase in Home Gross Margins. These improvements were partially offset by closing 1,102 fewer homes. In our Mountain segment, the loss before income taxes during the year ended December 31, 2009 decreased due to the following: (1) a decrease of $72.7 million in inventory impairments; (2) a combined decrease of $10.6 million associated with general and administrative, commission and sales and marketing expenses; and (3) a 480 basis point increase in Home Gross Margins. Partially offsetting these items was the impact of closing 49 fewer homes.

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

Income Taxes. Our income tax assets and liabilities and related effective tax rate are affected by various factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance adjustments in 2009 and 2008, our effective tax rates for these years are not meaningful.

Our overall effective income tax rates were 123.0% and 0.4% for the years ended December 31, 2009 and 2008, respectively. The change in our effective tax rate during 2009 was primarily attributable to the carryback of $142.6 million of tax effected net operating losses due to the expanded NOL carryback provisions contained in the Worker, Homeownership, and Business Assistance Act of 2009, enacted on November 6, 2009. These expanded NOL carryback provisions allowed us to carry back our 2009 tax losses to prior years. Absent the new legislation, these 2009 tax losses would have been carried forward to offset future taxable income. This was partially offset by a $9.7 million income tax expense related to an IRS examination of our 2008 net operating loss carryback to 2006. The $9.7 million income tax expense resulted from a 2006 alternative minimum tax liability associated with our 2008 net operating loss carryback.

Homebuilding Operating Activities

The table below sets forth information relating to orders for homes (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Orders For Homes, net (Units)
Arizona	723	879	(156)	-18%
California	320	436	(116)	-27%
Nevada	556	537	19	4%

West	1,599	1,852	(253)	-14%

Colorado	700	435	265	61%
Utah	282	132	150	114%

Mountain	982	567	415	73%

Maryland	241	185	56	30%
Virginia	227	193	34	18%

East	468	378	90	24%

Florida	238	246	(8)	-3%
Illinois	19	31	(12)	-39%

Other Homebuilding	257	277	(20)	-7%

Total	3,306	3,074	232	8%

Estimated Value of Orders for Homes, net	$935,000	$885,000	$50,000	6%

Estimated Average Selling Price of Orders for Homes, net	$282.8	$287.9	$(5.1)	-2%

Orders for Homes. Net orders for homes increased during the year ended December 31, 2009 due to improvements in our Mountain and East segments and in the Nevada market of the West segment. The improvement was due in part to continued declines in our Cancellation Rate during 2009 and a Company initiated sales program which focused on offering low mortgage interest rates and homebuyer use of the federal homebuyer tax credit. These improvements partially were offset by declines in the net orders for home in the Arizona and California markets of the West segment and in each market of our Other Homebuilding segment.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Arizona	778	1,313	(535)	-41%
California	293	590	(297)	-50%
Nevada	521	791	(270)	-34%

West	1,592	2,694	(1,102)	-41%

Colorado	565	576	(11)	-2%
Utah	230	268	(38)	-14%

Mountain	795	844	(49)	-6%

Maryland	200	283	(83)	-29%
Virginia	190	257	(67)	-26%

East	390	540	(150)	-28%

Florida	214	336	(122)	-36%
Illinois	22	74	(52)	-70%

Other Homebuilding	236	410	(174)	-42%

Total	3,013	4,488	(1,475)	-33%

Our home closings decreased during the year ended December 31, 2009 in each market within our homebuilding segments, most notably within the West segment where our homebuilding activity has been concentrated. Factors contributing to the lower home closing levels included, among other things: (1) high levels of competition for new home orders driven by builders that cut new home sales prices; (2) difficulty confronted by homebuyers in qualifying for mortgage loans or providing sufficient down payments for mortgage loans for which they qualified; (3) high levels of home foreclosures, which contributed to an excess supply of homes available to be purchased; and (4) prospective homebuyers experiencing difficulty in selling their existing homes in this competitive environment.

Backlog. The following table sets forth information relating to Backlog within each market of our homebuilding segments (dollars in thousands).

	December 31,		Increase (Decrease)
	2009	2008	Amount	%
Arizona	103	158	(55)	-35%
California	76	49	27	55%
Nevada	88	53	35	66%

West	267	260	7	3%

Colorado	207	72	135	188%
Utah	94	42	52	124%

Mountain	301	114	187	164%

Maryland	126	85	41	48%
Virginia	73	36	37	103%

East	199	121	78	64%

Florida	59	35	24	69%
Illinois	—	3	(3)	N/M *

Other Homebuilding	59	38	21	55%

Total	826	533	293	55%

Backlog Estimated Sales Value	$265,000	$173,000	$92,000	53%

Estimated Average Selling Price of Homes in Backlog	$320.8	$324.6	$(3.8)	-1%

*	N/M - Not Meaningful

Backlog in our Mountain, East and Other Homebuilding segments increased from December 31, 2008, primarily because of increased levels of net orders for homes for the year ended December 31, 2009 compared with 2008. Our December 31, 2009 Backlog increased by 293 units from December 31, 2008, primarily attributable to our Mountain and Other Homebuilding segments. Contributing to the improvement were significant efforts to increase traffic in our active subdivisions and generate sales through various advertising and sales promotions. This included a Company initiated sales program during the 2009 third quarter which focused on offering low mortgage interest rates. Also contributing to the increased Backlog was the then scheduled expiration of the federal homebuyer tax credit, which was subsequently revised to expire for homes sold by April 30, 2010.

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

Active Subdivisions. The following table displays the number of our active subdivisions within each market of our homebuilding segments.

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Arizona	28	44	(16)	-36%
California	3	18	(15)	-83%
Nevada	18	24	(6)	-25%

West	49	86	(37)	-43%

Colorado	42	49	(7)	-14%
Utah	16	22	(6)	-27%

Mountain	58	71	(13)	-18%

Maryland	9	14	(5)	-36%
Virginia	7	12	(5)	-42%

East	16	26	(10)	-38%

Florida	10	7	3	43%
Illinois	—	1	(1)	N/M *

Other Homebuilding	10	8	2	25%

Total	133	191	(58)	-30%

*	N/M - Not Meaningful

Our active subdivisions have decreased for most of our homebuilding segments from December 31, 2008 as the Company closed out a number of subdivisions through the sale and closing of homes. Additionally, few subdivisions were opened during 2009 as we limited our asset acquisitions during much of the 2009 year.

Average Selling Prices Per Home Closed. The following table displays our average selling prices per home closed, by market (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Arizona	$194.3	$216.2	$(21.9)	-10%
California	417.5	429.0	(11.5)	-3%
Colorado	316.5	352.1	(35.6)	-10%
Florida	214.5	238.5	(24.0)	-10%
Illinois	313.0	347.9	(34.9)	-10%
Maryland	422.4	447.0	(24.6)	-6%
Nevada	201.2	244.6	(43.4)	-18%
Utah	287.1	333.0	(45.9)	-14%
Virginia	482.8	454.3	28.5	6%
Consolidated	$277.8	$302.6	$(24.8)	-8%

The average selling price of homes closed during the year ended December 31, 2009 decreased in most of our markets. These declines resulted in part from increased levels of incentives, reduced sales prices in response to continued low demand for new homes, increased levels of competition in these markets and change in product mix as we closed smaller homes in certain markets, particularly California, Florida and Colorado. We experienced an increase in the average selling price of closed homes in our Virginia market during 2009, primarily related to changes in the size and style of our single-family detached homes that were closed during this period.

HomeAmerican Operating Activities

The following table sets forth the information relating to our HomeAmerican operations (dollars in thousands).

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Principal amount of mortgage loans originated	$633,171	$749,310	$(116,139)	-15%
Principal amount of mortgage loans brokered	$33,152	$170,898	$(137,746)	-81%
Capture Rate	81%	66%	15%
Including brokered loans	85%	79%	6%
Mortgage product (% of mortgage loans originated)
Fixed rate	99%	97%	2%
Adjustable rate - interest only	0%	1%	-1%
Adjustable rate - other	1%	2%	-1%

Prime loans	29%	48%	-19%
Government loans	71%	52%	19%

The principal amount of mortgage loans originated and brokered decreased during the year ended December 31, 2009, primarily due to the Company closing 33% fewer homes and an 8% decrease in the average selling price of closed homes. These items were partially offset by increases in the Capture Rate during 2009.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our balances of cash and cash equivalents, marketable securities and capital resources, our senior notes and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that, after the issuance of $250 million of senior notes in January 2010, allows us to issue equity, debt or hybrid securities up to $750 million.

Our marketable securities consist of both held-to-maturity and available-for-sale securities. Our held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily debt securities, which may include, among others, United States government and government agency debt, and corporate debt. For those debt securities that we have both the ability and intent to hold to their maturity dates, we classify such debt securities as held-to-maturity. Our holdings in held-to-maturity securities were $589.4 million and $227.9 million at December 31, 2010 and December 31, 2009, respectively. Our marketable securities also include certain debt securities, primarily corporate debt, which we do not have the intent to hold until maturity, and holdings in a fund that invests predominantly in fixed income securities. These marketable securities are classified as available-for-sale and totaled $379.3 million and $100.0 million at December 31, 2010 and December 31, 2009, respectively. We increased our holdings of marketable securities during 2010, primarily due to our efforts to improve our rate of return.

In January 2010, we completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “Notes”). The Notes, which pay interest February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with our other general unsecured and unsubordinated indebtedness. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding subsidiaries. We received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. We are using the proceeds of the offering for general corporate purposes. With respect to our current liquidity, we are managing our cash and investments as we begin to redeploy our cash back into homebuilding through acquisition and development of land and increased housing completed or under construction.

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

Capital Resources.

Our capital structure is primarily a combination of (1) permanent financing, represented by stockholders’ equity; (2) long-term financing, represented by our publicly traded 7% senior notes due 2012, 5 1/2% senior notes due 2013, 5 3/8% medium-term senior notes due 2014 and 2015 and 5 5/8% senior notes due 2020; and (3) our Mortgage Repurchase Facility. Because of our current balance of cash, cash equivalents, marketable securities and available capacity under our Mortgage Repurchase Facility, we believe that our capital resources are adequate to satisfy our short and long-term capital requirements, including meeting future payments on our senior notes as they become due. See “Forward-Looking Statements” above.

Senior Notes and Mortgage Repurchase Facility.

Senior Notes. Our senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. Our senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of our homebuilding segment subsidiaries.

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of December 31, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. On October 21, 2010, the Termination Date of the Mortgage Repurchase Facility was extended to September 16, 2011. At December 31, 2010 and 2009, we had $25.4 million and $29.1 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a HUD Compare Ratio may be no more than 1.50 to 1.00. Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. HomeAmerican’s HUD Compare Ratio is the ratio of (a) the percentage of HomeAmerican’s FHA Mortgage Loan originations that were seriously delinquent or claim terminated in the first two years to (b) the percentage of all such Mortgage Loan originations. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at December 31, 2010.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$31,438,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	1.2 : 1.0
Adjusted Net Income (minimum)	$1	$6,841,000
Liquidity Test (minimum)	$8,000,000	$38,019,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program.

Consistent with recent years, at December 31, 2010, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the year ended December 31, 2010.

Consolidated Cash Flow.

Year Ended December 31, 2010. We used $209.1 million of cash from operating activities during the year ended December 31, 2010, primarily resulting from: (1) increasing our inventory from December 31, 2009, which resulted in the use of $283.9 million in cash; (2) $27.2 million of cash used related to prepaid expenses and other assets, which was primarily driven by increases in our deferred marketing costs as we built approximately 150 new model homes during 2010; and (3) $32.2 million from a decrease in our accrued liabilities. These items partially were offset by collecting $143.1 million of our 2009 income tax receivable.

We used $644.5 million of cash in investing activities during the year ended December 31, 2010, primarily resulting from the purchase of $934.2 million of marketable securities and $8.1 million of property and equipment. The purchases of marketable securities were made seeking greater returns on certain securities whose original maturities to the Company were longer than three months. The purchase of property and equipment primarily related to the on-going development of our new enterprise resource planning system that began to be used at our Corporate office and certain subsidiaries during 2010. These uses of cash were partially offset by $296.2 million in sales and maturities of marketable securities.

We generated $191.5 million of cash from financing activities, due to our issuance of the 2020 Senior Notes, which generated $242.3 million in cash. This was partially offset by $47.1 million of dividend payments made during 2010.

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

Off-Balance Sheet Arrangements.

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At December 31, 2010, we had deposits of $9.0 million in the form of cash and $4.5 million in the form of letters of credit to secure option contracts to purchase lots that were at risk.

At December 31, 2010, we had outstanding performance bonds and letters of credit totaling approximately $74.2 million and $15.7 million, respectively, including $6.4 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations.

The table below summarizes our known contractual obligations at December 31, 2010.

	Payments due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Senior note debt	$1,242,815	$—	$499,398	$499,087	$244,330
Interest on senior note debt	329,157	70,688	126,750	68,438	63,281
Operating leases	26,313	6,100	10,302	6,707	3,204

Total (1) (2)	$1,598,285	$76,788	$636,450	$574,232	$310,815

(1)	Pursuant to the employment agreements with two of our executive officers of the Company, we have accrued at December 31, 2010 the present value of the expected annual retirement benefits of $21.0 million. These estimated liabilities have been excluded from the table above as the payment date is variable based upon the date of the retirement of the named executives.
(2)	The table above excludes $25.4 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Additionally, there were outstanding performance bonds and letters of credit totaling approximately $74.2 million and $15.7 million, respectively, at December 31, 2010, which have been excluded from the table above.

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

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.”

ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to Accounting Standards Codification (“ASC”) Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The adoption of the amended provisions of ASC 810 during the 2010 first quarter did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Our cash and cash equivalents may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits. Our marketable securities consist of both held-to-maturity and available-for-sale securities that are invested in, fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt, corporate debt and bankers’ acceptances; and (2) deposit securities which may include, among others, certificates of deposit and time deposits. Our marketable securities also include an investment in a mutual fund, which holds predominately fixed income securities.

Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. We have $589.4 million in held-to-maturity debt securities that are recorded at amortized cost as we currently have the intent and ability to hold them until maturity. Therefore, interest rate movements generally do not affect the valuation of such securities. Our held-to-maturity debt securities are only written down to fair value when there is an other-than-temporary impairment, i.e. when we do not believe we will collect the contract amounts due to the Company. Of the $589.4 million of held-to-maturity marketable securities, $583.4 million were in a gross unrealized gain position of $2.0 million and the carrying value of the remaining $6.0 million approximate fair value.

Additionally, we have $379.3 million in available-for-sale debt and equity securities, which are recorded at estimated fair value and, as such, movement in the market value of such securities resulting from, among other things, change in interest rates, would have an impact on our financial position and to the extent we should sell available-for-sale debt securities, changes in interest rates could have an impact on our results of operations and cash flows. As of December 31, 2010, our available-for-sale marketable securities had an unrealized gain of $4.9 million.

We are exposed to market risks related to fluctuations in interest rates on mortgage loans held-for-sale and debt. Derivative instruments utilized in the normal course of business by HomeAmerican include forward sales securities commitments, private investor sales commitments and commitments to originate mortgage loans. We utilize these commitments to manage the price risk on fluctuations in interest rates on our mortgage loans owned and commitments to originate mortgage loans. Such contracts are the only significant financial derivative instruments utilized by MDC. HomeAmerican’s mortgage loans in process that had not closed at December 31, 2010 had an aggregate principal balance of approximately $34.5 million, of which $32.7 million were under interest rate lock commitments at an average interest rate of 4.17%. In addition, HomeAmerican had $65.1 million of mortgage loans held-for-sale at December 31, 2010.

HomeAmerican provides mortgage loans that generally are sold forward and subsequently delivered to a third-party purchaser within approximately 45 days. Forward commitments are used for non-trading purposes to sell mortgage loans and hedge price risk due to fluctuations in interest rates on rate-locked mortgage loans in process that have not closed. Due to this economic hedging philosophy, the market risk associated with these mortgages is limited. For the years ended December 31, 2010, 2009 and 2008, we attempted to achieve a matching of the changes in the fair value of our derivatives with the changes in fair values of the loans we were hedging without having to designate our derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, we record the fair value of the derivatives in the Consolidated Statements of Operations with an offset to either derivative assets or liabilities, depending on the nature of the change.

We utilize our Mortgage Repurchase Facility and senior notes in our financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. We do not have an obligation to prepay our senior notes prior to maturity and, as a result, interest rate risk and changes in fair value do not have an impact on our financial position, results of operations or cash flows. See “Forward-Looking Statements” above.

At December 31, 2010, we had $25.4 million of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported under mortgage repurchase facility in the Consolidated Balance Sheets. Long-term debt outstanding under our senior notes, their maturities and estimated fair value at December 31, 2010 are as follows (dollars in thousands).

	Maturities through December 31,							Estimated Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$—	$149,650	$349,748	$249,266	$249,821	$244,330	$1,242,815	$1,274,224
Average Interest Rate	—	7.30%	5.74%	5.55%	5.50%	6.06%	5.90%

Item 8.	Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited the accompanying consolidated balance sheets of M.D.C. Holdings, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.D.C. Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), M.D.C. Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 11, 2011

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$572,225	$1,234,252
Marketable securities	968,729	327,944
Restricted cash	420	476
Receivables
Home sales receivables	8,530	10,056
Income taxes receivable	2,048	145,144
Other receivables	9,432	5,844
Mortgage loans held-for-sale, net	65,114	62,315
Inventories, net
Housing completed or under construction	372,422	260,324
Land and land under development	415,237	262,860
Property and equipment, net	40,826	38,421
Deferred tax asset, net of valuation allowance of $231,379 and $208,144 at December 31, 2010 and 2009, respectively	—	—
Related party assets	7,393	7,856
Prepaid expenses and other assets, net	85,393	73,816

Total Assets	$2,547,769	$2,429,308

Liabilities
Accounts payable	$35,018	$36,087
Accrued liabilities	260,729	291,969
Related party liabilities	90	1,000
Mortgage repurchase facility	25,434	29,115
Senior notes, net	1,242,815	997,991

Total Liabilities	1,564,086	1,356,162

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,198,000 and 47,142,000 issued and outstanding, respectively, at December 31, 2010 and 47,070,000 and 47,017,000 issued and outstanding, respectively, at December 31, 2009	472	471
Additional paid-in-capital	820,237	802,675
Retained earnings	158,749	270,659
Accumulated other comprehensive income	4,884	—
Treasury stock, at cost; 56,000 and 53,000 shares at December 31, 2010 and December 31, 2009, respectively	(659)	(659)

Total Stockholders’ Equity	983,683	1,073,146

Total Liabilities and Stockholders’ Equity	$2,547,769	$2,429,308

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue
Home sales revenue	$921,022	$837,054	$1,358,148
Land sales revenue	5,883	30,730	60,050
Other revenue	31,750	30,519	39,910

Total revenue	958,655	898,303	1,458,108

Costs and expenses

Home cost of sales	745,085	686,854	1,184,865
Land cost of sales	5,366	25,038	53,847
Asset impairments	21,647	30,986	298,155
Marketing expenses	41,322	36,371	71,882
Commission expenses	34,255	31,002	50,295
General and administrative expenses	166,993	162,485	191,574
Other operating expenses	3,147	5,643	7,115
Related party expenses	15	1,018	18

Total operating costs and expenses	1,017,830	979,397	1,857,751

Loss from operations	(59,175)	(81,094)	(399,643)

Other income (expense)
Interest income	26,573	12,157	35,788
Interest expense	(38,623)	(38,582)	(18,318)
Gain on sale of other assets	624	184	38

Loss before income taxes	(70,601)	(107,335)	(382,135)
Benefit from income taxes, net	5,831	132,014	1,590

Net (Loss) Income	$(64,770)	$24,679	$(380,545)

(Loss) Earnings Per Share
Basic	$(1.40)	$0.52	$(8.25)

Diluted	$(1.40)	$0.52	$(8.25)

Dividends Declared Per Share	$1.00	$1.00	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated Other Comprehensive Income
			Additional Paid-in- Capital
	Common Stock			Retained Earnings		Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances at December 31, 2007	46,084,000	$461	$757,039	$719,841	$(669)	(31,000)	$(659)	$1,476,013
Net loss	—	—	—	(380,545)	—	—	—	(380,545)
Amendment to Executive employment agreements	—	—	—	—	669	—	—	669
Total comprehensive loss								(379,876)

Shares issued upon exercise of stock options and awards of restricted stock	631,000	6	12,991	—	—	—	—	12,997
Tax benefit of non-qualified stock options exercised	—	—	3,561	—	—	—	—	3,561
Cash dividends paid	—	—	—	(46,391)	—	—	—	(46,391)
Stock-based compensation expense	—	—	14,616	—	—	—	—	14,616
Forfeitures of restricted stock	—	—	—	—	—	(18,000)	—	—

Balances at December 31, 2008	46,715,000	467	788,207	292,905	—	(49,000)	(659)	1,080,920

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income			Total

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balances at December 31, 2008	46,715,000	467	788,207	292,905	—	(49,000)	(659)	1,080,920
Net income	—	—	—	24,679	—	—	—	24,679
Shares issued upon exercise of stock options and awards of restricted stock	355,000	4	3,619	—	—	—	—	3,623
Tax benefit of non-qualified stock options exercised	—	—	(4,250)	—	—	—	—	(4,250)
Cash dividends paid	—	—	—	(46,925)	—	—	—	(46,925)
Stock-based compensation expense	—	—	15,099	—	—	—	—	15,099
Forfeitures of restricted stock	—	—	—	—	—	(4,000)	—	—

Balances at December 31, 2009	47,070,000	471	802,675	270,659	—	(53,000)	(659)	1,073,146

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

			Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income			Total

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balances at December 31, 2009	47,070,000	471	802,675	270,659	—	(53,000)	(659)	1,073,146
Net loss	—	—	—	(64,770)	—	—	—	(64,770)
Change in unrealized gain on available-for-sale investments	—	—	—	—	4,884			4,884

Total comprehensive loss	—	—	—	—	—	—	—	(59,886)
Shares issued upon exercise of stock options and awards of restricted stock	128,000	1	52	—	—	—	—	53
Cash dividends paid	—	—	—	(47,140)	—	—	—	(47,140)
Stock-based compensation expense	—	—	17,510	—	—	—	—	17,510
Forfeitures of restricted stock	—	—	—	—	—	(3,000)	—	—

Balances at December 31, 2010	47,198,000	$472	$820,237	$158,749	$4,884	(56,000)	$(659)	$983,683

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(64,770)	$24,679	$(380,545)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Asset impairments	21,647	30,986	298,155
Stock-based compensation expense	17,510	15,099	14,616
Amortization of deferred marketing costs	11,184	9,055	23,502
Depreciation and amortization of long-lived assets	5,759	5,402	9,208
Write-offs of land option deposits and pre-acquisition costs	3,102	2,948	6,838
Deferred tax asset, net of valuation allowance	—	—	160,565
Excess tax benefits from stock-based compensation	—	(1,122)	(3,561)
Gain on sale of assets, net	(517)	(5,492)	(6,241)
Other non-cash expenses	3,955	7,930	5,970
Net changes in assets and liabilities
Restricted cash	56	194	1,228
Home sales and other receivables	(2,062)	9,986	16,642
Income taxes receivable	143,096	21,359	(73,677)
Mortgage loans held-for-sale, net	(2,799)	6,289	31,540
Housing completed or under construction	(117,388)	146,505	404,079
Land and land under development	(166,492)	(30,843)	134,623
Prepaid expenses and other assets, net	(27,177)	(10,331)	(50,034)
Accounts payable	(1,979)	7,294	(43,139)
Accrued liabilities	(32,206)	(37,484)	(70,258)

Net cash (used in) provided by operating activities	(209,081)	202,454	479,511

Investing Activities
Purchases of held-to-maturity debt securities	(534,664)	(289,741)	(94,767)
Maturities of held-to-maturity debt securities	138,042	116,661	39,903
Purchases of available-for-sale equity securities	(399,576)	(100,000)	—
Sales of available-for-sale securities	158,203	—	—
Unsettled trades	—	—	(115,135)
Settlement of unsettled trades	1,678	56,042	57,074
Purchases of property and equipment	(8,149)	(7,954)	(514)

Net cash used in investing activities	(644,466)	(224,992)	(113,439)

Financing Activities
Lines of credit - advances	—	—	125,754
Lines of credit - payments	—	—	(195,901)
Proceeds from issuance of senior notes	242,288	—	—
Advances on mortgage repurchase facility	149,270	134,112	34,873
Payments on mortgage repurchase facility	(152,951)	(139,870)	—
Dividend payments	(47,140)	(46,925)	(46,391)
Proceeds from exercise of stock options	53	3,623	11,997
Excess tax benefits from stock-based compensation	—	1,122	3,561

Net cash provided by (used in) financing activities	191,520	(47,938)	(66,107)

Net (decrease) increase in cash and cash equivalents	(662,027)	(70,476)	299,965
Cash and cash equivalents
Beginning of year	1,234,252	1,304,728	1,004,763

End of year	$572,225	$1,234,252	$1,304,728

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

Description of Business. The Company’s homebuilding segments, through separate subsidiaries, have operations in Arizona, California, Colorado, Florida, Illinois, Maryland (which includes Maryland, Pennsylvania, Delaware and New Jersey), Nevada, Utah and Virginia (which includes Virginia and West Virginia). The primary functions of the Company’s homebuilding segments include land acquisition and development, home construction, purchasing, marketing, merchandising, sales and customer service. The Company builds and sells primarily single-family detached homes which are designed and built to meet local customer preferences. The Company is the general contractor for all of its projects and retains subcontractors for site development and home construction.

The Company’s Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans primarily for the Company’s homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to the Company’s homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and its homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides to its customers, primarily the Company’s homebuilding subsidiaries and certain subcontractors of these homebuilding subsidiaries, products and completed operations coverage on homes sold by the Company’s homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC, which re-insures: Company claims insured by a third-party; and beginning in June 2004, all Allegiant claims in excess of $50,000 per occurrence, up to $3.0 million per occurrence, subject to various aggregate limits.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk. There are a limited number of third-party purchasers of mortgage loans and, at any given point in time, the Company’s business may be impacted adversely if one of them was no longer able or willing to purchase mortgage loans originated by HomeAmerican. The following table sets forth the percent of mortgage loans sold by HomeAmerican to its primary third party purchasers during 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Wells Fargo Funding, Inc.	44%	45%	59%
Bank of America, N.A.	38%	34%	23%
JPMorgan Chase Bank, N.A.	16%	18%	13%

Cash and Cash Equivalents. The Company periodically invests funds in highly liquid investments with an original maturity of three months or less, which may include immediately available commercial bank deposits, commercial paper, money market funds, certificates of deposit and time deposits, which are included in cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. At December 31, 2010 the Company did not have any time deposits and $5.0 million of time deposits are included in cash and cash equivalents at December 31, 2009.

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

For certain debt securities, primarily corporate debt, the Company does not have the intent to hold until maturity and, as such, the Company classifies such debt securities as available-for-sale. The Company’s available-for-sale securities also include holdings in a fund that invests predominantly in fixed income securities. The Company records all of its available-for-sale marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets. Gains on the sale of the Company’s available-for-sale marketable securities are included as a component of interest income in the Consolidated Statements of Operations and total $0.5 million during the year ended December 31, 2010.

Restricted Cash. The Company receives cash earnest money deposits (“Deposits”) from customers for the sale of a home. In certain states the Company is restricted from using Deposits for general purposes, unless it takes measures to release state imposed restrictions on the Deposits, which may include posting blanket security bonds. At December 31, 2010 and 2009, the Company had $4.5 million outstanding in blanket security bonds used to release restrictions on certain Deposits. The Company had $0.4 million and $0.5 million in restricted cash related to Deposits at December 31, 2010 and 2009, respectively.

Home Sales Receivables. Home sales receivables primarily consist of cash to be received from title companies or outside brokers associated with closed homes. Generally, the Company will receive cash from title companies and outside brokers within a few days of the home being closed.

Mortgage Loans Held-for-Sale, Net. Mortgage loans held-for-sale are recorded at fair value based on quoted market prices or estimated market prices received from an outside third-party. Using fair value allows an offset of the changes in fair values of the mortgage loans and the derivative instruments used to hedge them without the burden of complying with the requirements for hedge accounting.

Held-for-Development Inventories. The Company’s held-for-development inventories are included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets. The Company’s inventories accounted for on a held-for-development basis include inventory associated with subdivisions where the Company intends to construct and sell homes on the land. The Company’s held-for-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development subdivisions also include inventories associated with model and speculative homes. Components of housing completed or under construction primarily include: (1) land costs transferred from land and land under development; (2) hard costs associated with the construction of a house; (3) overhead costs, which include real property taxes, engineering fees and permits and fees; (4) capitalized interest; and (5) indirect fees. Land costs are transferred from land and land under development to housing completed or under construction at the point in time that the Company begins construction of a home on an owned lot. Costs capitalized to land and land under development primarily include: (1) land costs; (2) development costs for the land; (3) entitlement costs; and (4) title insurance, taxes and closing costs directly related to the purchase of the land parcel.

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

If events or circumstances indicate that the carrying value of the Company’s held-for-development inventory may not be recoverable, assets are reviewed for impairment by comparing the undiscounted estimated future cash flows from an individual subdivision to its carrying value. If the undiscounted future cash flows are less than the subdivision’s carrying value, the carrying value of the subdivision is written down to its then estimated fair value. For subdivisions that continue to be held-for-development, the carrying value is not written up for increases in the estimated fair value of such subdivision in subsequent reporting periods. The Company determines the estimated fair value of each held-for-development subdivision by determining the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The discount rates used in the Company’s estimated discounted cash flows generally ranged from 13% to 18% during the years ended December 31, 2010, 2009 and 2008.

Held-for-Sale Inventories. Periodically, the Company will elect to sell land in its current condition. Such land is classified as held-for-sale inventories, which are included as a component of land and land under development in the Consolidated Balance Sheets. The classification of land as held-for-sale is based on the following criteria: (1) management, having the authority to approve the action, commits to a plan to sell the asset; (2) the asset is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inventory in its current condition, all or portions of the subdivision will be accounted for as held-for-sale, assuming all of the foregoing held-for-sale criteria have been met at the end of the applicable reporting period.

The Company records land held-for-sale at the lower of its carrying value or fair value less costs to sell. The Company’s land held for sale was not material as of December 31, 2010 and 2009.

Asset Impairments. The following tables set forth, by reportable segment, the asset impairments recorded during the twelve months ended December 31, 2010, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2010	2009	2008
Land and Land Under Development (Held-for-Development)
West	$14,808	$10,133	$81,686
Mountain	555	8,913	66,606
East	421	1,600	23,678
Other Homebuilding	121	376	2,543

Subtotal	15,905	21,022	174,513

Housing Completed or Under Construction (Held-for-Development)
West	3,163	5,379	48,437
Mountain	964	1,646	16,514
East	569	875	11,895
Other Homebuilding	594	537	5,796

Subtotal	5,290	8,437	82,642

Land and Land Under Development (Held-for-Sale)
West	—	(557)	21,846
Mountain	—	—	150
East	—	—	1,270
Other Homebuilding	—	234	6,315

Subtotal	—	(323)	29,581

Other asset impairments	452	1,850	11,419

Total	$21,647	$30,986	$298,155

The 2010 impairments were concentrated in the Arizona and Nevada markets of the Company’s West segment and resulted from an increase in forecasted lot costs, which include property taxes and homeowner association dues, driven in part by a slower than anticipated absorption pace and from lower estimated average selling prices of homes. This was primarily due to: (1) strong competition for sales of new homes; (2) overall low economic activity combined with high unemployment levels; (3) homebuyers having difficulty qualifying for new loans; and (4) the elevated levels of foreclosures and short sales of homes driving real estate values down.

The $29.5 million impairment of the Company’s held-for-development inventories during the year ended December 31, 2009, related to communities in each homebuilding segment and, most notably in the Company’s West and Mountain segments. The impairments resulted primarily from declines in the average selling price of homes in each of the 60 communities that were impaired during 2009 resulting from an effort to generate new home sales. The impairments in the West segment were concentrated in the Nevada market and resulted from decreases in the average selling prices of closed homes during 2009, compared with 2008, in response to increased levels of competition in this market and continued high levels of home foreclosures. The impairments in the East and Other Homebuilding segments primarily resulted from lower forecasted average selling prices for communities that are in the close-out phase.

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

The impairments of the Company’s held-for-development inventories incurred during the year ended December 31, 2008, primarily resulted from decreases in home sales prices and/or increases in discounts on the sales price of the home offered as a result of: (1) lower home sales prices currently being offered by the Company’s competitors; (2) efforts to maintain homes in Backlog; (3) continued high levels of home foreclosures; (4) affordability issues for new homes as homebuyers have been experiencing difficulty in qualifying for mortgage loans; and (5) efforts to stimulate new home orders in order to sell and close the remaining homes in subdivisions that are in the close-out phase.

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

During the year ended December 31, 2009, the other asset impairments primarily relate to a $1.0 million impairment of the Company’s related party asset. This impairment resulted from a decline in the estimated cash flows from such asset, resulting in an other-than-temporary-impairment. See Note 8 to the Consolidated Financial Statements.

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

Property and Equipment, Net. Property and equipment is carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which range from two to 20 years. Depreciation and amortization expense for property and equipment was $5.6 million, $5.2 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In accordance with Accounting Standards Codification (“ASC”) 350-10 “Intangibles - Goodwill and Other”, the Company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Once the software is substantially complete and ready for its intended use, the capitalized costs are amortized over the software’s estimated useful life, which is typically 5 years. The Company recorded $2.5 million, $1.8 million and $2.3 million in depreciation expense associated with its computer software and equipment during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table sets forth the cost and carrying value of the Company’s property and equipment by major asset category (in thousands).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Cost	Accumulated Depreciation	Carrying Value
December 31, 2010
Airplane	$28,997	$4,957	$24,040
Computer software and equipment	18,483	4,109	14,374
Leasehold improvements	8,025	5,889	2,136
Other	2,320	2,044	276

Total	$57,825	$16,999	$40,826

December 31, 2009
Airplane	$28,997	$3,504	$25,493
Computer software and equipment	11,768	3,091	8,677
Leasehold improvements	12,694	9,989	2,705
Other	5,837	4,291	1,546

Total	$59,296	$20,875	$38,421

Deferred Tax Asset, net. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using current enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010 and 2009, based upon current facts and circumstances, the Company had recorded a valuation allowance against its deferred tax assets of $231.4 million and $208.1 million, respectively. The increase in the Company’s valuation allowance was primarily due to the pre-tax net loss incurred by the Company during 2010 and the inability to carry back any federal net operating losses at December 31, 2010.

Prepaid Expenses and Other Assets, Net. The following table sets forth the information relating to prepaid expenses and other assets, net (in thousands).

	December 31,
	2010	2009
IRS Deposit	$35,562	$35,562
Deferred marketing costs	22,736	12,652
Land option deposits	11,606	8,387
Deferred debt issue costs, net	5,021	3,903
Prepaid expenses	5,935	6,436
Other	4,533	6,876

Total	$85,393	$73,816

IRS Deposit. During 2008, the Company made a deposit with the Internal Revenue Service (“IRS”) of approximately $35.6 million related to the IRS examination of its 2004 and 2005 federal income tax returns. The deposit was made to limit the interest charge on any potential audit adjustments. (See Note 17 to the Consolidated Financial Statements).

Deferred Marketing Costs. Certain marketing costs related to model homes and sales offices are capitalized as they are: (1) reasonably expected to be recovered from the sale of the project; and (2) incurred for (A) tangible assets that are used directly throughout the selling period to aid in the sale of the project or (B) services that have been performed to obtain regulatory approval of sales. Capitalized deferred marketing costs are included in prepaid and other assets in the Consolidated Balance Sheets and are amortized to marketing expense as the homes in the related subdivision are closed. The Company allocates all capitalized marketing costs equally to each house within a subdivision and records expense as homes close over the life of a subdivision. All other marketing costs are expensed as incurred.

Land Option Deposits. Land option deposits primarily include refundable and non-refundable deposits related to the Company’s lot option purchase contracts and are capitalized if all of the following conditions have been met:

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) the costs are directly identifiable with the specific property; (2) the costs would be capitalized if the property were already acquired; and (3) acquisition of the property is probable in that the Company is actively seeking and has the ability to acquire the property and there is no indication that the property is not available for sale. Land option deposits are expensed to other operating expenses in the Consolidated Statements of Operations when the Company believes it is no longer probable that the lots under option will be acquired. The Company wrote off $3.1 million, $2.9 million and $6.8 million in land option deposits and pre-acquisition costs for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in other operating expenses on the Consolidated Statement of Operations.

Variable Interest Entities. In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $9.0 million and $4.5 million, respectively, at December 31, 2010. At December 31, 2010, the Company had the right to acquire 4,159 lots under Option Contracts.

In compliance with ASC 810, the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of December 31, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, including, but not limited to, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

The Company periodically enters into Option Contracts with third-parties that will purchase or have purchased property at the direction of the Company. The Company evaluates these transactions to determine if they are a product financing arrangement. Option Contracts are considered to be a product financing arrangement if: (1) land that is contracted to be purchased by a third-party that simultaneously contracts to sell to the Company; (2) requirements to purchase land at specified prices; and (3) additional purchase price payments to be made that are adjusted, as necessary, to cover substantially all fluctuation in costs incurred by the third-party. The Company did not have any Option Contracts accounted for as a product financing arrangement at December 31, 2010 or 2009.

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

Liability for Unrecognized Tax Benefits. Accounting literature regarding liabilities for unrecognized tax benefits provides guidance for the recognition and measurement in financial statements of uncertain tax positions taken or expected to be taken in a tax return.

The evaluation of a tax position is a two-step process, the first step being recognition. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution with a taxing authority. At December 31, 2010 and 2009, the Company’s liability for unrecognized tax benefit reserve was $55.9 million and $60.2 million, respectively, which is included in accrued liabilities in the Company’s Consolidated Balance Sheets.

Warranty Reserves. The Company’s homes are sold with limited third-party warranties that generally provide for ten years of structural coverage (“structural warranty”), two years of coverage for plumbing, electrical, heating, ventilation and air conditioning systems, and one year of coverage for workmanship and materials. Under MDC’s agreement with the issuer of the third-party warranties, the Company is responsible for performing all of the work for the first two years of the warranty coverage and substantially all of the cost of the work required to be performed during years three through ten of the warranties. As a result, warranty reserves are established based upon historical experience as homes close on a house-by-house basis in an amount estimated to be adequate to cover expected costs of materials and outside labor during warranty periods. The establishment of warranty reserves for closed homes and the quarterly evaluation of the Company’s warranty reserve balance are based on an actuarial study that includes known facts and interpretations of circumstances, including, among other things, trends in the Company’s historical warranty payment levels and warranty payments for claims not considered to be normal and recurring.

Warranty payments, which are tracked on a house-by-house basis, are monitored to determine their nature and, to the extent they are warranty-related payments, they are recorded against the warranty reserve. To the extent this evaluation determines that the payments made are related to completion of a home or land development, the payments are then recorded against the land development and home construction accruals. Additional reserves may be established for known, unusual warranty-related expenditures not included in the warranty reserve established through the Company’s actuarial analysis of warranty payments. Warranty payments incurred for an individual house may differ from the related reserve established for the home at the time it was closed. The actual disbursements for warranty claims are evaluated in the aggregate to determine if an adjustment to the historical warranty reserve should be recorded.

Generally, warranty reserves are reviewed quarterly, using historical data and other relevant information, to determine the reasonableness and adequacy of both the reserve and the per-unit reserve amount originally included in home cost of sales, as well as the timing of the reversal of any excess reserve. During 2010, in light of a continued decrease in the Company’s warranty payments, and similar to its procedure in prior years, the Company engaged a third-party actuary to assist in its analysis of estimated future warranty payments. Based upon the actuarial analysis, the Company refined its methodology of estimating a reasonable range for warranty reserves during 2010. Also during 2010, the Company expanded its analysis and included all structural warranty claims experience in the actuarial analysis. Consistent with prior periods, certain known, unusual warranty claims continue to be evaluated and reserved for on an individual case by case basis. The Company believes the refined methodology results in a better estimate of warranty cost exposure, especially in periods of declining payment activity, and provides better visibility to the sensitivity of the estimate in the current environment.

Warranty reserves are included in accrued liabilities in the Consolidated Balance Sheet and adjustments to the Company’s warranty reserves are recorded as an increase or reduction to home cost of sales in the Consolidated Statement of Operations. It is possible the Company could be required to record further adjustments to its warranty reserve balance in future reporting periods if warranty payment patterns continue to remain favorable relative to historical experience.

The following table summarizes the warranty reserve activity for the years ended December 31, 2010, 2009 and 2008 (in thousands).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$59,022	$89,318	$109,118
Expense provisions	5,320	7,188	12,077
Cash payments	(8,793)	(9,701)	(14,419)
Adjustments	(20,845)	(27,783)	(17,458)

Balance at end of period	$34,704	$59,022	$89,318

During the year ended December 31, 2010, and consistent with the years ended December 31, 2008 and 2009, the Company continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to its estimates at the time of home closing, the Company recorded adjustments to reduce its warranty reserve of $20.8 million, $22.6 million and $14.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Also during 2009, the Company reached a settlement of a construction defect claim in the Nevada market of the West segment. As a result of this settlement, the costs of which were paid by insurance providers, the Company released $5.6 million of warranty reserves that were established during previous reporting periods for these construction defect claims. These reductions in the warranty reserves were slightly offset by adjustments to increase the reserve by $0.4 million associated with warranty related issues specific to a limited number of subdivisions, primarily in the Company’s West and Mountain segments. Each of the foregoing warranty reserve adjustments were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations.

During the year ended December 31, 2008, the Company recorded an additional $3.5 million decrease to its warranty reserve for non-warranty related items that had increased the warranty reserve during previous reporting periods. As such, this adjustment did not impact the Company’s home cost of sales, but resulted in a reduction to the Company’s homebuilding general and administrative expenses during the year ended December 31, 2008.

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

The following table summarizes the insurance reserve activity for the years ended December 31, 2010, 2009 and 2008 (in thousands).

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of period	$51,606	$59,171	$57,475
Expense provisions	3,602	3,771	5,780
Cash payments	(6,451)	(6,213)	(4,302)
Adjustments	4,144	(5,123)	218

Balance at end of period	$52,901	$51,606	$59,171

The $4.1 million adjustment to increase the Company’s insurance reserve during the year ended December 31, 2010, primarily resulted from an increase in the severity and frequency of insurance claim experience it had during the 2010 year. The $5.1 million adjustment to reduce insurance reserves during 2009 primarily resulted from a reduction in the Company’s incurred but not reported insurance reserves associated with StarAmerican and Allegiant.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgage Loan Loss Reserves. In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior period loans; and (3) historical loss experience. See Note 11 to the Consolidated Financial Statements.

Litigation Reserves. The Company and certain of its subsidiaries have been named as defendants in various cases, further described in Note 11 to the Consolidated Financial Statements. The Company reserves for estimated exposure with respect to these cases based upon currently available information on each case. Due to uncertainties in the estimation process, actual results may differ from those estimates. At December 31, 2010 and 2009, the Company had legal reserves of $14.2 million and $14.5 million, respectively. See Note 11 to the Consolidated Financial Statements.

Revenue Recognition for Homebuilding Segments. In the process of selling our homes, the Company negotiates the terms of a home sales contract with a prospective homebuyer, including base sales price, any options and upgrades (such as upgraded appliances, cabinetry, flooring, etc.), and any home sales incentive. The Company’s home sales incentives generally come in the form of: (1) discounts on the sales price of the home (“Sales Price Incentives”); (2) homebuyer closing cost assistance paid by Richmond to a third-party (“Closing Cost Incentives”); (3) mortgage loan origination fees paid by the Company’s homebuilding subsidiaries to HomeAmerican (“Mortgage Loan Origination Fees”); and (4) interest rate buydowns by HomeAmerican in mortgage loan financing offered to the Company’s homebuyers. The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing. Revenue from a home closing includes the base sales price and any purchased options and upgrades and is reduced for any Sales Price Incentives or Mortgage Loan Origination Fees.

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

The Company utilizes the installment method of accounting for home closings if all of the following criteria are present: (1) HomeAmerican originates the mortgage loan; (2) HomeAmerican has not sold the mortgage loan, or loans, as of the end of the pertinent reporting period; and (3) the homebuyer’s down payment does not meet the initial or continuing investment criteria. Accordingly, the corresponding Operating Profit is deferred, by recording a reduction to home sales revenue in the Consolidated Statements of Operations, and the deferral is subsequently recognized at the time HomeAmerican sells the homebuyer’s mortgage loan, or loans, to a third-party purchaser. In the event the Operating Profit is a loss, the Company recognizes such loss at the time the home is closed. The Company’s deferral of Operating Profit associated with homes that closed for which the initial or continuing investment criteria were not met was immaterial at December 31, 2010 and 2009.

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

The Company measures mortgage loans held-for-sale at fair value with the changes in fair value being reported in earnings at each reporting date. Using fair value allows an offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The impact of recording changes in fair value to earnings did not have a material impact on the

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s financial position, results of operations or cash flows during the years ended December 31, 2010, 2009 or 2008. Gains on sales of mortgage loans, net, were $21.8 million, $20.3 million and $21.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Home Cost of Sales. Home cost of sales includes the specific construction costs of each home and all applicable land acquisition, land development and related costs, both incurred and estimated to be incurred, warranty costs and finance and closing costs, including Closing Cost Incentives. The Company uses the specific identification method for the purpose of accumulating home construction costs and allocates costs to each lot within a subdivision associated with land acquisition and land development based upon relative market value of the lots prior to home construction. Lots within a subdivision typically have comparable market values, and, as such, the Company generally allocates costs equally to each lot within a subdivision. The Company records all home cost of sales when a home is closed on a house-by-house basis.

When a home is closed, the Company generally has not yet paid and recorded all costs necessary to complete the construction of the home and certain land development costs. At the time of a home closing, the Company compares the home construction budgets to actual recorded costs to determine the additional costs remaining to be paid on each closed home. For amounts not incurred or paid as of the time of closing a home, the Company records an estimated accrual associated with certain home construction and land development costs. Generally, these accruals are established based upon contracted work which has yet to be paid, open work orders not paid at the time of home closing, punch list items identified during the course of the homebuyer’s final walkthrough of the home, as well as land completion costs more likely than not to be incurred, and represent estimates believed to be adequate to cover the expected remaining home construction and land development costs. The Company monitors the adequacy of these accruals on a house-by-house basis and in the aggregate on both a market-by-market and consolidated basis. At December 31, 2010 and 2009, the Company had $12.5 million and $21.2 million, respectively, of land development and home construction accruals for closed homes. Actual results could differ from such estimates.

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

Derivative Financial Instruments. The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At December 31, 2010, the Company had $32.7 million in interest rate lock commitments and $39.0 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the year ended December 31, 2010, 2009 or 2008.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Expenses. The Company expenses advertising costs as incurred and are included in marketing expense in the Consolidated Statement of Operations. Advertising expenses were $10.9 million, $8.0 million and $14.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

	Year Ended December 31,
	2010	2009	2008
Basic and Diluted Earnings (Loss) Per Common Share
Net (loss) income	$(64,770)	$24,679	$(380,545)
Less: distributed and undistributed earnings allocated to participating securities	(523)	(393)	(259)

Net (loss) income attributable to common stockholders	$(65,293)	$24,286	$(380,804)

Basic weighted-average shares outstanding	46,628	46,537	46,159
Unvested restricted stock and stock options, net	—	382	—

Dilutive weighted-average shares outstanding	46,628	46,919	46,159

Basic (Loss) Earnings Per Common Share	$(1.40)	$0.52	$(8.25)

Dilutive (Loss) Earnings Per Common Share	$(1.40)	$0.52	$(8.25)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the years ending December 31, 2010 and 2008 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares and 0.5 million shares during the years ended December 31, 2010 and 2008, respectively.

Recent Statements of Financial Accounting Standards. In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for interim and annual reporting periods beginning after December 15, 2009.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The adoption of the amended provisions of ASC 810 during the 2010 first quarter did not have a material effect on the Company’s consolidated financial position or results of operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Supplemental Disclosure of Cash Flow Information

The table below sets forth supplemental disclosures of cash and non-cash financing activities (in thousands).

	Year Ended December 31,
	2010	2009	2008

Cash paid during the year for Interest, net of interest capitalized	$32,824	$39,381	$18,356
Income taxes	$271	$15,216	$100
Non-cash investing and financing activities
Unrealized holding gains on marketable securities	$4,884	$—	$—
Tax benefit of non-qualified stock options exercised, net of (reversals) of tax benefits of non-qualified stock options exercised in previous years	$—	$(4,250)	$3,561
Accrual for purchase of property, plant and equipment	$—	$—	$3,078
Land acquisition financing arrangement	$—	$—	$3,424

3.	Information on Business Segments

The Company’s operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its chief operating decision-makers (“CODMs”) as two key executives—the Chief Executive Officer and the Chief Operating Officer.

The Company has identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

•	West (Arizona, California and Nevada)

•	Mountain (Colorado and Utah)

•	East (Maryland and Virginia)

•	Other Homebuilding (Florida, Illinois and Texas)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009	2008
Revenue
Homebuilding
West	$333,746	$407,157	$785,451
Mountain	352,441	247,337	298,441
East	212,585	176,386	245,245
Other Homebuilding	45,197	54,086	109,431

Total Homebuilding	943,969	884,966	1,438,568
Financial Services and Other	30,474	28,318	33,681
Corporate	—	10	643
Intercompany adjustments	(15,788)	(14,991)	(14,784)

Total	$958,655	$898,303	$1,458,108

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

	Year Ended December 31,
	2010	2009	2008
(Loss) Income Before Income Taxes
Homebuilding
West	$9,909	$19,144	$(157,103)
Mountain	1,059	(15,686)	(112,251)
East	91	(9,789)	(50,596)
Other Homebuilding	(3,140)	(4,691)	(18,725)

Total Homebuilding	7,919	(11,022)	(338,675)

Financial Services and Other	10,299	5,953	11,678
Corporate	(88,819)	(102,266)	(55,138)

Total	$(70,601)	$(107,335)	$(382,135)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009
Homebuilding
West	$300,652	$190,204
Mountain	311,833	237,702
East	188,693	112,964
Other Homebuilding	40,554	26,778

Total Homebuilding	841,732	567,648

Financial Services and Other	135,286	133,957
Corporate	1,573,408	1,773,660
Intercompany adjustments	(2,657)	(45,957)

Total	$2,547,769	$2,429,308

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Year Ended December 31,
	2010	2009	2008
Homebuilding
West	$6,201	$5,753	$20,455
Mountain	3,596	2,638	3,008
East	1,990	1,995	3,179
Other Homebuilding	647	405	1,549

Total Homebuilding	12,434	10,791	28,191

Financial Services and Other	679	758	1,030
Corporate	3,830	2,908	3,489

Total	$16,943	$14,457	$32,710

4.	Mortgage Loans Held-for-Sale, Net

The following table sets forth the information relating to mortgage loans held-for-sale, net (in thousands).

	December 31,
	2010	2009
Mortgage loans
FHA	$27,084	$27,831
Conventional	21,461	19,624
VA	16,569	14,860

Total	$65,114	$62,315

Mortgage loans held-for-sale consist primarily of loans collateralized by first mortgages and deeds of trust due over periods of up to 40 years. The weighted-average effective yield on mortgage loans held in inventory was approximately 4.0% and 4.9% at December 31, 2010 and 2009, respectively.

5.	Supplemental Balance Sheet Information

The following table sets forth information relating to accrued liabilities (in thousands).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009
Accrued liabilities
Liability for unrecognized tax benefits	$55,850	$60,226
Insurance reserves	52,901	51,606
Warranty reserves	34,704	59,022
Accrued compensation and related expenses	22,659	20,297
Accrued executive deferred compensation	20,956	17,782
Accrued interest payable	17,822	12,023
Legal reserves	14,230	14,489
Land development and home construction accruals	12,450	21,236
Mortgage loan loss reserves	6,881	9,641
Customer and escrow deposits	4,523	5,524
Other accrued liabilities	17,753	20,123

Total	$260,729	$291,969

6.	Deferred Compensation Retirement Plans

During 2008, the Company entered into amended and restated employment agreements with Larry A. Mizel, Chairman of the Board and Chief Executive Officer, and David D. Mandarich, President and Chief Operating Officer. The annual retirement benefit in which Mr. Mizel and Mr. Mandarich currently are fully vested is $1,000,000 and $881,000, respectively. Under the provisions of the employment agreements, the annual retirement benefit will be increased to $1,333,333 for Mr. Mizel and $1,214,333 for Mr. Mandarich on December 31, 2012 and will be increased by an additional $333,333 with the completion of each succeeding two-year term up to an amount not to exceed $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich. However, the annual retirement benefit will increase to $2,000,000 for Mr. Mizel and $1,881,000 for Mr. Mandarich prior to that date in the event of: (1) the executive’s death or total disability; (2) a termination by the Company without cause; or (3) the executive’s election to terminate his employment in the event of a change in control or material change in his employment.

The Company has accrued for the present value of the expected future retirement benefits to be paid to Mr. Mizel and Mr. Mandarich pursuant to their employment agreements with the Company. The Company’s accrued liabilities for the deferred compensation retirement plans are included as accrued executive deferred compensation (see Note 5 to the Consolidated Financial Statements). The Company estimates the present value of the future retirement benefits based upon discount rates of high quality corporate bonds with a similar maturity as the estimated period of retirement benefits. At December 31, 2010 and 2009, the discount rates used in the Company’s present value calculation were 5.5% and 5.75%, respectively. During the year ended December 31, 2010 and 2009, the Company accrued $3.2 million and $2.5 million, respectively, of expense associated with the deferred compensation components of Mr. Mizel’s and Mr. Mandarich’s employment agreements. During the year ended December 31, 2008, the Company accrued $3.4 million, which included $1.9 million as a result of the modifications to the employment agreements.

The Company sponsors a Section 401(k) defined contribution plan that is available to all of the Company’s eligible employees. The matching contribution expense recognized by the Company for the years ending December 31, 2010, 2009 and 2008 was $0.5 million, $0.5 million and $0.2 million, respectively.

7.	Income Taxes

The Company’s benefit from income taxes for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009	2008
Current tax benefit
Federal	$(481)	$(132,014)	$(154,931)
State	(5,350)	—	(7,224)

Total current	(5,831)	(132,014)	(162,155)

Deferred tax expense
Federal	—	—	155,066
State	—	—	5,499

Total deferred	—	—	160,565

Benefit from income taxes	$(5,831)	$(132,014)	$(1,590)

The benefit from income taxes differs from the amount that would be computed by applying the statutory federal income tax rate of 35% to income before income taxes as a result of the following (dollars in thousands).

	Year Ended December 31,
	2010	2009	2008
Tax benefit computed at federal statutory rate	$(24,711)	$(37,567)	$(133,747)
State income tax benefit, net of federal benefit	(2,471)	(3,757)	(11,846)
Permanent differences	319	(2,720)	7,734
Change in state tax rate on temporary differences	—	(2,795)	—
Liability for unrecognized tax benefits	(4,082)	950	2,000
Change in valuation allowance	25,114	(86,125)	134,269
Benefit from income taxes	$(5,831)	$(132,014)	$(1,590)

Effective tax rate	8.3%	123.0%	0.4%

During 2010, the Company recorded a $1.7 million benefit from income taxes, primarily related to various state net operating loss carrybacks. Additionally, during 2010, the Company recorded a $4.1 million benefit from income taxes, representing a decrease in its liability for unrecognized tax benefits. This decrease primarily related to the finalization of various state income tax examinations during 2010.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009
Deferred tax assets
Federal net operating loss carryforward	$73,189	$5,716
State net operating loss carryforward	47,041	41,845
Asset impairment charges	46,118	87,121
Warranty, litigation and other reserves	27,635	38,789
Stock-based compensation expense	22,777	17,510
Alternative minimum tax and other tax credit carryforwards	10,296	9,679
Accrued liabilities	9,789	7,921
Inventory, additional costs capitalized for tax purposes	5,368	7,317
Property, equipment and other assets, net	1,773	2,622

Charitable contribution on carryforward	938	934
Deferred revenue	326	321

Total deferred tax assets	245,250	219,775
Valuation allowance	(231,379)	(208,144)

Total deferred tax assets, net of valuation allowance	13,871	11,631

Deferred tax liabilities
Deferred revenue	6,401	5,820
Unrealized gain	1,880	—
Accrued liabilities	713	926
Inventory, additional costs capitalized for financial statement purposes	604	681
Other, net	4,273	4,204

Total deferred tax liabilities	13,871	11,631

Net deferred tax asset	$—	$—

At December 31, 2010, the Company had $73.2 million in tax effected federal net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2028. Additionally, the Company had $47.0 million in tax effected state net operating loss carryforwards. These operating loss carryforwards, if unused, will begin to expire in 2012.

The increase in the Company’s valuation allowance between December 31, 2010 and 2009 was primarily due to the pre-tax net loss incurred by the Company during 2010 and the inability to carry back any federal net operating losses at December 31, 2010. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The following table summarizes the Company’s liability associated with unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 (in thousands):

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2010	2009	2008
Gross unrecognized tax benefits at beginning of year	$52,837	$59,129	$55,060
Increases related to prior year tax positions	13	209	5,725
Decreases related to prior year tax positions	(2,323)	(649)	(893)
Increases related to current year tax positions	385	1,085	362
Decreases related to current year tax positions	—	(715)	(630)
Settlements with taxing authorities	(1,414)	(6,222)	—
Lapse of applicable statute of limitations	(535)	—	(495)

Gross unrecognized tax benefits at end of year	$48,963	$52,837	$59,129

The decrease in liabilities for unrecognized tax benefits from $52.8 million at December 31, 2009 to $49.0 million at December 31, 2010 is due primarily to the finalization of various state income tax audits in 2010. The Company has included the gross unrecognized tax benefits as a component of accrued liabilities in the Consolidated Balance Sheets.

The total liabilities associated with unrecognized tax benefits that, if recognized, would impact the effective tax rates in the Company’s Consolidated Statements of Operations is $5.0 million, $7.6 million and $11.6 million at December 31, 2010, 2009 and 2008, respectively.

The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the Consolidated Statements of Operations, and the corresponding liability in accrued liabilities in the Consolidated Balance Sheets. The expense (benefit) for interest and penalties reflected in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 was approximately ($1.8) million and $0.8 million (interest net of related tax benefits), respectively. The corresponding liabilities in the Consolidated Balance Sheets were $10.7 million and $12.5 million at December 31, 2010 and 2009, respectively.

The Company has taken positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next twelve months. The possible decrease could result from the finalization of the Company’s federal and various state income tax audits. The Company’s federal income tax audit concerns various deductions taken in its 2004 and 2005 federal income tax returns, while various state income tax audits primarily are concerned with apportionment-related issues. The estimated range of the reasonably possible decrease is $35 million to $45 million.

In January 2011, the Company received notification from the IRS that it had received clearance from the Joint Committee on Taxation regarding the Company’s 2010 first quarter IRS settlement related to the audit of its 2004 and 2005 federal income tax returns. The Company will record the settlement in the 2011 first quarter. The settlement results in an addition to federal tax and interest of approximately $19.9 million. However, as the Company made a deposit of $35.6 million with the IRS during 2008 related to this audit, after considering the state tax impact, the settlement is expected to result in an increase of approximately $12 million to cash in the Company’s Consolidated Balance Sheet. The settlement is also expected to result in a decrease of approximately $35 million in the Company’s gross unrecognized tax benefits. Finally, the settlement is expected to result in an increase of approximately $13 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity and an income tax benefit of approximately $1 million in the Company’s Consolidated Statement of Operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2004 through 2010. Additionally, the Company is subject to various state income tax examinations for the 2001 through 2010 calendar tax years. The Company currently is under state income tax examination in the states of California and Utah for various tax years.

8.	Related Party Transactions

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2007, the Company entered into a transaction (the “Transaction”) with the Villages at Castle Rock Metropolitan District No. 6 (the “District”). The District is a quasi-municipal corporation and political subdivision of the State of Colorado. The Board of Directors of the District currently is comprised of employees of M.D.C Holdings, Inc. (the “Company”). The District was formed to provide funding for certain land development costs associated with the construction of homes in the Company’s Cobblestone subdivision. Pursuant to the terms of the Transaction, the District sold to the Company approximately $22.5 million in Limited Tax General Obligation Capital Appreciation Bonds Series 2007 (the “2007 Bonds”) and a $1.6 million Limited Tax General Obligation Subordinate Bond (the “Subordinate Bond”) in exchange for title to approximately $28.6 million in land development improvements to the District.

The Company recorded the 2007 Bonds and Subordinate Bond at an estimated $8.9 million fair value based upon a discounted cash flows. During the year ended December 31, 2009, the Company updated its evaluation of the estimated fair value of the 2007 Bonds and Subordinate Bond. Through this evaluation, the Company determined there was a decrease in the estimated cash flows from such assets and, as a result, recorded a $1.0 million other-than-temporary-impairment associated with the 2007 Bonds in 2009. During the year ended December 31, 2010, the Company received the first scheduled payment from the District in the amount of $0.5 million which was recorded as a reduction to the carrying value of the 2007 Bonds and Subordinate Bond.

Our cash and investment policy and strategy is to achieve an appropriate investment return while preserving principal and managing risk. Accordingly, in the ordinary course of business, the Company’s cash, cash equivalents and marketable securities include holdings in various corporate debt securities and deposit accounts of financial institutions. Several of these investments and deposits are with financial institutions that are affiliated with a member of the Company’s Board of Directors. The Company believes it is receiving market rates for the investments and deposit holdings that it has with these financial institutions. During each of the three years in the period ended December 31, 2010, never more than approximately 5% of the Company’s total assets was held in investments with these financial institutions and the amount of interest income related to these investments was not material to the Company’s Consolidated Statement of Operations.

During 2009, the Company committed to contribute $1.0 million in cash to the MDC/Richmond American Homes Foundation (the “Foundation”), a Delaware non-profit corporation that was incorporated on September 30, 1999. The Company did not contribute to the Foundation during the years ended December 31, 2010 or 2008.

The Foundation is a non-profit organization operated exclusively for charitable, educational and other purposes beneficial to social welfare within the meaning of Section 501(c)(3) of the Internal Revenue Code. The following Directors, former Director and/or officers of the Company are the trustees of the Foundation at December 31, 2010, all of whom serve without compensation:

Name	Title

Larry A. Mizel	Trustee, President and Assistant Secretary

Steven J. Borick	Trustee

Gilbert Goldstein	Trustee

David D. Mandarich	Trustee

9.	Lines of Credit

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”) and other banks that may be parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of December 31, 2010, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments. On October 21, 2010, the Termination Date of the Mortgage Repurchase Facility was extended to September 16, 2011. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to certain advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility. At December 31, 2010 and 2009, the Company had $25.4 million and $29.1 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at December 31, 2010 and 2009, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported as a liability in Mortgage Repurchase Facility in the Consolidated Balance Sheets.

The Mortgage Repurchase Facility contains various representations, warranties and affirmative and negative covenants customary for agreements of this type. The negative covenants include, among others, (i) an Adjusted Tangible Net Worth requirement, (ii) a minimum Adjusted Tangible Net Worth Ratio, (iii) an Adjusted Net Income requirement, (iv) a minimum Liquidity requirement; and (v) a HUD Compare Ratio may be no more than 1.50 to 1.00. Adjusted Tangible Net Worth means the sum of (a) all assets of HomeAmerican less (b) the sum of (i) all Debt and all Contingent Indebtedness of HomeAmerican, (ii) all assets of HomeAmerican that would be classified as intangible assets under generally accepted accounting principles, and (iii) receivables from Affiliates. HomeAmerican’s Adjusted Tangible Net Worth Ratio is the ratio of HomeAmerican’s total liabilities (excluding Permitted Letters of Credit) to the Adjusted Tangible Net Worth. HomeAmerican’s Adjusted Net Income is a rolling twelve consecutive months of net income for HomeAmerican. HomeAmerican’s Liquidity is defined as its unencumbered and unrestricted cash and Cash Equivalents plus the amount by which the aggregate Purchase Value of all Purchased Loans at such time exceeds the aggregate Purchase Price outstanding for all Open Transactions at such time. HomeAmerican’s HUD Compare Ratio is the ratio of (a) the percentage of HomeAmerican’s FHA Mortgage Loan originations that were seriously delinquent or claim terminated in the first two years to (b) the percentage of all such Mortgage Loan originations. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2010, the Company completed a public offering of $250 million principal amount of 5 5/8% senior notes due February 2020 (the “2020 Notes”) at a discount, with an effective yield of 6.06%. The 2020 Notes, which pay interest in February and August of each year, are general unsecured obligations of MDC and rank equally and ratably with its other general unsecured and unsubordinated indebtedness. The Company is not required to make any principal payments until February 2020. In addition, the Notes are fully guaranteed on an unsecured basis, jointly and severally, by certain of the Company’s subsidiaries. The 2020 Notes may be redeemed, at the election of the Company, in whole at any time or in part from time to time, at a redemption price equal to the greater of (1) 100% of their principal amount; or (2) the present value of the remaining scheduled payments on the notes being redeemed on the redemption date discounted on a semiannual basis at the Treasury Rate (as defined) plus 0.35%, plus, in each case, accrued and unpaid interest. Upon the occurrence of both a change of control and a below investment grade rating event, the Company is required to offer to repurchase the 2020 Notes at a repurchase price in cash equal to 101% of the aggregate principal amount of the notes. The Company received proceeds of $242.3 million, net of discounts and issuance costs of $6.1 million and $1.6 million, respectively. The Company is using the proceeds of the offering for general corporate purposes.

The Company’s total debt obligations relating to senior notes at December 31, 2010 and 2009 are as follows (in thousands).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2010	2009
7% Senior Notes due 2012	$149,650	$149,460
5 1/2% Senior Notes due 2013	349,748	349,642
5 3/8% Medium-Term Senior Notes due 2014	249,266	249,102
5 3/8% Medium-Term Senior Notes due 2015	249,821	249,787
5 5/8% Medium-Term Senior Notes due 2020	244,330	—

Total Senior Notes, net	$1,242,815	$997,991

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

Mortgage Loan Loss Reserves. In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. During the 2009 third quarter, mortgage performance in general continued to deteriorate as evidenced by a significant year-over-year increase in delinquency rates. Additionally, foreclosures and foreclosures in process increased substantially. Similarly, HomeAmerican experienced an increase in the number and magnitude of claims to repurchase previously sold mortgage loans. Accordingly, the Company increased its estimated mortgage loan loss reserve by $7.5 million during the year ended December 31, 2009. No adjustments to the Company’s mortgage loan loss reserves were considered necessary during the year ended December 31, 2010. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the years ended December 31, 2010, and 2009 (in thousands). The activity for the Company’s loan loss reserve for the year ended December 31, 2008 was not material.

	Year Ended December 31,
	2010	2009
Balance at beginning of period	$9,641	$1,142
Expense provisions	—	2,199
Cash payments	(2,760)	(1,164)
Adjustments	—	7,464

Balance at end of period	$6,881	$9,641

Legal Accruals. Litigation has been filed by homeowners in West Virginia against MDC, its subsidiary Richmond American Homes of West Virginia, Inc. (“RAH West Virginia”) and various subcontractors alleging a failure to install functional passive radon mitigation systems in their homes. The plaintiffs seek compensatory and punitive damages and medical monitoring costs for alleged negligent construction, failure to warn, breach of warranty or contract, breach of implied warranty of habitability, fraud, and intentional and negligent infliction of emotional distress based upon alleged exposure to radon gas. The litigation includes the following actions:

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Joy, et al. v. Richmond American Homes of West Virginia, Inc., et al., No. 08-C-204, Circuit Court of Jefferson County, West Virginia (“Joy”). This action was filed on May 16, 2008, by sixty-six plaintiffs from sixteen households. The Company and RAH West Virginia have answered and asserted cross-claims against the subcontractors for contractual and implied indemnity and contribution.

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

By orders dated November 4 and 18, 2009, the trial court struck the answers filed by the Company and RAH West Virginia and entered judgment by default in favor of the plaintiffs on liability, with damages to be determined in a subsequent jury trial. On December 7, 2009, the Company and RAH West Virginia filed with the West Virginia Supreme Court of Appeals a motion seeking to stay the proceedings and a petition for writ of prohibition to vacate the default judgment. On June 16, 2010, the West Virginia Supreme Court of Appeals granted the Company and RAH West Virginia a writ of prohibition and vacated the trial court’s sanctions orders.

On July 29, 2010, the plaintiffs filed a renewed motion for sanctions based on substantially the same alleged misconduct. On January 14, 2011 the trial court again entered an order striking the answers filed by the Company and RAH West Virginia and imposing judgment by default upon them on the claims asserted in plaintiffs’ complaints (exclusive of the claim for punitive damages). As stated in the January 14, 2011 order, the cross-claims made by the Company and RAH West Virginia remain in effect.

Separately, additional claims have been filed by homeowners in West Virginia against the Company, RAH West Virginia and individual superintendants who had worked for RAH West Virginia. The new litigation consists of the following:

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

The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $14.2 million and $14.5 million at December 31, 2010 and 2009, respectively.

Bonds and Letters of Credit. The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At December 31, 2010, the Company had issued and outstanding performance bonds and letters of credit totaling $74.2 million and $15.7 million, respectively, including $6.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

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

To reduce exposure to fluctuations in interest rates, HomeAmerican makes commitments to originate (buy) and sell mortgage loans and mortgage-backed securities. The Company had $32.7 million in mortgage loans under interest rate lock commitments at an average interest rate of 4.17%. In addition, the Company had $65.1 million and $62.3 million of mortgage loans held-for-sale at December 31, 2010 and 2009, respectively.

Operating Leases. The Company has non-cancelable operating leases primarily associated with its office facilities. Rent expense under cancelable and non-cancelable operating leases totaled $8.7 million, $9.8 million and $13.1 million in 2010, 2009 and 2008, respectively and is included in general and administrative expense in the Consolidated Statement of Operations. The table below shows the future minimum payments under non-cancelable operating leases at December 31, 2010 (in thousands).

2011	$6,100
2012	5,670
2013	4,632
2014	3,512
2015	3,195
Thereafter	3,204

Total	$26,313

12.	Stockholders’ Equity

Common Stock Repurchase Program. At December 31, 2010, the Company was authorized to repurchase up to 4,000,000 shares of its common stock. The Company did not repurchase any shares of its common stock during the years ended December 31, 2010, 2009 or 2008. At December 31, 2010 and 2009, the Company held 56,000 and 53,000 shares of treasury stock with average costs of $11.77 and $12.48 per share, respectively.

13.	Equity Incentive Plans

A summary of the Company’s equity incentive plans follows.

Employee Equity Incentive Plan. Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. 2001 Equity Incentive Plan (the “Equity Incentive Plan”). A total of 11,225,246 shares of MDC common stock are reserved for issuance under the Equity Incentive Plan, of which 4,806,076 and 4,122,840 were available for grant as of December 31, 2010 and 2009, respectively. The Equity Incentive Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, stock units and other stock grants to employees of the Company. Stock options granted under the Equity Incentive Plan have an exercise price that is at least equal to the fair market value of the Company’s common stock on the date the stock option is granted. Non-qualified option awards generally vest over periods of up to seven years and expire in ten years. Restricted stock awards are granted with vesting terms of up to five years and in some circumstances, have additional transferability restrictions for two years after vesting. During the years ended December 31, 2010, 2009 and 2008, the Company granted options to purchase 406,500, 523,333 and 843,894 shares of MDC common stock, respectively, and awarded 125,626, 166,941 and 74,907 shares of restricted stock, respectively, under the Equity Incentive Plan, which vest over periods up to five years. The Equity Incentive Plan will

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminate on March 26, 2011. Stock option grants and restricted stock awards outstanding at the time of the plan termination may continue to be exercised, or become free of restrictions, in accordance with their terms.

Director Equity Incentive Plan. Effective March 2001, the Company adopted the M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”). Under the Director Stock Option Plan, non-employee directors of the Company are granted non-qualified stock options. At December 31, 2010, a total of 2,039,979 shares of MDC common stock are reserved for issuance under the Director Stock Option Plan, of which 435,820 and 400,367 shares were available for grant as of December 31, 2010 and 2009, respectively. Pursuant to the Director Stock Option Plan, on October 1 of each year, each non-employee director of the Company is granted options to purchase 25,000 shares of MDC common stock. Each option granted under the Director Stock Option Plan vests immediately and expires ten years from the date of grant. The option exercise price must be equal to the fair market value (as defined in the plan) of the Company’s common stock on the date of grant of the option. In October 2003, the Director Stock Option Plan, which was approved by the shareowners on May 21, 2001, was amended to terminate on May 21, 2011. Stock options outstanding at the time of plan termination may continue to be exercised in accordance with their terms.

14.	Stock-Based Compensation

Determining Fair Value of Share-Based Payment Awards. The Company examines its historical pattern of option exercises in an effort to determine if there are any discernable activity patterns based on certain employee and non-employee populations. Based upon this evaluation, the Company identified three distinct populations: (1) executives consisting of the Company’s Chief Executive Officer, Chief Operating Officer, General Counsel and Chief Financial Officer (collectively, the “Executives”); (2) Non-Executive employees (“Non-Executives”); and (3) non-employee members of the Company’s board of directors (“Directors”). Accordingly, during 2010, 2009 and 2008, the Company used separate Black-Scholes option pricing model assumptions for each of the aforementioned employee and non-employee populations. The fair values for stock options granted for the years ended December 31, 2010, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions.

	Year Ended December 31,
	2010	2009	2008

Weighted-average expected lives of options	7.6 yrs.	6.9 yrs.	6.6 yrs.
Expected volatility	44.2%	43.8%	40.8%
Risk free interest rate	2.8%	2.1%	2.4%
Dividend yield rate	3.5%	3.2%	3.0%

Based on calculations using the Black-Scholes option pricing model, the weighted-average grant date fair values of stock options granted during 2010, 2009 and 2008 were $9.19, $10.87 and $10.42, respectively.

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

An annual forfeiture rate is estimated at the time of grant for all share-based payment awards, and revised, if necessary, in subsequent periods if the actual forfeiture rate differs from the Company’s estimate. The Company estimates the annual forfeiture rate to range from approximately 10% to 25% for share-based payment awards granted to Non-Executives. The Company generally estimates the annual forfeiture rate to be 0% for share-based payment awards granted to its Executives. However, during the 2010 fourth quarter, upon the departure of the Company’s Chief Financial Officer, the Company updated its estimated forfeiture rate applicable to stock option grants to its former CFO as all such previous grants were unvested as of the time of his departure. As a result, during the year ended December 31, 2010, the Company recorded $0.5 million of expense associated with share based payment awards that became immediately vested

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon the departure of the Company’s former Chief Financial Officer. The Company continues to use an estimated forfeiture rate of 0% for share-based payment awards granted to its Chief Executive Officer, Chief Operating Officer, General Counsel and Directors, based on the terms of their awards.

Stock Option Award Activity. Stock option activity under the Company’s option plans at December 31, 2010 and changes during the year ended December 31, 2010 were as follows.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	5,497,369	$41.53
Granted - at fair market value	376,500	$29.37
Granted - above fair market value	180,000	$31.75
Exercised	(2,894)	$18.47
Cancelled	(192,051)	$33.57

Outstanding at December 31, 2010	5,858,924	$40.72	5.37	$9,996

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are vested and expected to vest in future reporting periods.

	Vested and Expected to Vest at December 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	4,435,913	$40.07
Directors	1,041,162	$44.11
Non-Executives	321,538	$39.92

Total	5,798,613	$40.79	5.42	$9,899

The following table summarizes information associated with stock options granted to Executives, Non-Executives and Directors that are exercisable at December 31, 2010.

	Exercisable at December 31, 2010
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Executives	2,779,513	$42.01
Directors	1,041,162	$44.11
Non-Executives	247,824	$41.58

Total	4,068,499	$42.52	4.16	$9,969

The aggregate intrinsic values in the tables above represent the total pre-tax intrinsic values (the difference between the closing price of MDC’s common stock on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money stock option shares) that would have been received by the option holders had all in-the-money outstanding stock options been exercised on December 31, 2010. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $2.8 million and $10.1 million, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information associated with outstanding and exercisable stock options at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 15.84 - $ 23.77	1,093,393	1.30	$19.64	1,089,643	$19.62
$ 23.78 - $ 39.61	1,940,786	8.71	$32.21	540,951	$33.21
$ 39.62 - $ 47.53	1,315,245	4.50	$43.91	1,159,805	$44.10
$ 47.54 - $ 63.38	892,500	5.06	$60.41	723,500	$60.48
$ 63.39 - $ 71.30	492,000	4.30	$67.17	429,600	$67.25
$ 71.31 - $ 78.89	125,000	4.76	$78.89	125,000	$78.89

Total	5,858,924	5.37	$40.72	4,068,499	$42.52

Total stock-based compensation expense relating to stock options granted by the Company was $12.7 million, $11.3 million and $11.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, $16.5 million of total unrecognized compensation cost related to stock options is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years.

The Company received cash proceeds from the exercise of stock options of $0.1 million, $3.6 million and $12.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefit realized for stock options exercised during the years ended December 31, 2009 and 2008, net of the reversal of tax benefits of stock options exercised in previous years, was $(4.3) million and $3.6 million, respectively. The Company did not have any tax benefit realized for stock options exercised during the year ended December 31, 2010. The Company will issue previously unissued shares and/or treasury stock upon the exercise of stock options.

Restricted and Unrestricted Stock Award Activity. Non-vested restricted stock awards at December 31, 2010 and changes during the year ended December 31, 2010 were as follows.

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	420,862	$36.84
Granted	125,626	$34.49
Vested	(100,542)	$37.02
Cancelled	(2,834)	$42.38

Non-vested at December 31, 2010	443,112	$36.10

Total stock-based compensation expense relating to restricted stock and unrestricted stock awards was $4.8 million, $3.8 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there was $10.4 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards that is expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2 years. The total intrinsic value of restricted stock awards which vested during each of the years ended December 31, 2010, 2009 and 2008 was $12.7 million, $13.1 million and $6.5 million, respectively.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets, which includes land and land under development that is actively being developed and housing completed or under construction through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company expensed $38.2 million, $38.1 million and $18.0 million of interest that was incurred on its senior notes during the years ended December 31, 2010, 2009 and 2008, respectively, that could not be capitalized.

Interest activity is shown below (in thousands).

	Year Ended December 31,
	2010	2009	2008
Total Interest Incurred

Corporate and homebuilding segments	$72,076	$57,941	$57,841
Financial Services and Other	466	451	329

Total interest incurred	$72,542	$58,392	$58,170

Total Interest Capitalized
Interest capitalized, beginning of year	$28,339	$39,239	$53,487
Interest capitalized, net of interest expense	33,919	19,810	39,852
Previously capitalized interest included in home cost of sales	(23,812)	(30,710)	(54,100)

Interest capitalized, end of year	$38,446	$28,339	$39,239

16.	Disclosures About Fair Value of Financial Instruments

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

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
Debt securities - maturity less than 1 year	$469,318	$469,956	$160,765	$159,752
Debt securities - maturity 1 to 5 years	120,078	121,406	64,679	64,844
Deposit securities - maturity less than 1 year	—	—	2,500	2,558

Total held-to-maturity securities	$589,396	$591,362	$227,944	$227,154

Included in the Company’s December 31, 2010 held-to-maturity investment balances are $583.4 million of debt securities that were in a gross unrealized gain position of $2.0 million and $6.0 million of debt securities whose carrying value approximates fair value.

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

The following table sets forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities (in thousands).

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity securities	$103,189	$105,304	$100,000	$100,000
Debt securities	271,260	274,029	—	—

Total available-for-sale securities	$374,449	$379,333	$100,000	$100,000

Mortgage Loans Held-for-Sale, Net. As of December 31, 2010, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At December 31, 2010 and December 31, 2009, the Company had $56.9 million and $42.8 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 1 input being the quoted market prices for those mortgage loans. At December 31, 2010 and December 31, 2009, the Company had $8.2 million and $19.4 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories. The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. The Company determines the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. The discount rates used in our estimated discounted cash flows ranged from 13% to 18% during the years ended December 31, 2010, 2009 and 2008. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the intensity of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of these assets are based upon Level 3 cash flow inputs. The fair value of the Company’s inventory that was impaired at December 31, 2010 is as follows (in thousands).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Land and Land Under Development (Held-for- Development)	Housing Completed or Under Construction (Held- for-Development)	Total Fair Value of Impaired Inventory
West	$13,556	$14,854	$28,410
Mountain	—	5,116	5,116
East	610	4,947	5,557
Other Homebuilding	147	2,973	3,120

Total	$14,313	$27,890	$42,203

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

	December 31, 2010		December 31, 2009
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,650	$160,493	$149,460	$161,760
5 1/2% Senior Notes due 2013	349,748	362,198	349,642	360,500
5 3/8% Medium Term Senior Notes due 2014	249,266	255,683	249,102	240,050
5 3/8% Medium Term Senior Notes due 2015	249,821	251,450	249,787	236,800
5 5/8% Medium-Term Senior Notes due 2020	244,330	244,400	—	—

Total	$1,242,815	$1,274,224	$997,991	$999,110

17.	Subsequent Event

In January 2011, the Company received notification from the IRS that it had received clearance from the Joint Committee on Taxation regarding the Company’s 2010 first quarter IRS settlement related to the audit of its 2004 and 2005 federal income tax returns. The Company will record the settlement in the 2011 first quarter. The settlement results in an addition to federal tax and interest of approximately $19.9 million. However, as the Company made a deposit of $35.6 million with the IRS during 2008 related to this audit, after considering the state tax impact, the settlement is expected to result in an increase of approximately $12 million to cash in the Company’s Consolidated Balance Sheet. The settlement is also expected to result in a decrease of approximately $35 million in the Company’s gross unrecognized tax benefits. Finally, the settlement is expected to result in an increase of approximately $13 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity and an income tax benefit of approximately $1 million in the Company’s Consolidated Statement of Operations.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$535,035	$4,287	$32,903	$—	$572,225
Marketable securities	938,471	—	30,258	—	968,729
Restricted cash	—	420	—	—	420
Home sales and other receivables	14,402	8,071	194	(2,657)	20,010
Mortgage loans held-for-sale, net	—	—	65,114	—	65,114
Inventories, net
Housing completed or under construction	—	372,422	—	—	372,422
Land and land underdevelopment	—	415,237	—	—	415,237
Investment in subsidiaries	110,065	—	—	(110,065)	—
Other assets, net	88,267	42,288	3,057	—	133,612

Total Assets	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

LIABILITIES
Accounts payable and related party liabilities	$2,747	$34,553	$465	$(2,657)	$35,108
Accrued liabilities	130,960	65,622	64,147	—	260,729
Advances and notes payable to parent and subsidiaries	(673,965)	671,190	2,775	—	—
Mortgage repurchase facility	—	—	25,434	—	25,434
Senior notes, net	1,242,815	—	—	—	1,242,815

Total Liabilities	702,557	771,365	92,821	(2,657)	1,564,086

STOCKHOLDERS’ EQUITY	983,683	71,360	38,705	(110,065)	983,683

Total Liabilities and Stockholders’ Equity	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Balance Sheet

December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
ASSETS
Cash and cash equivalents	$1,210,123	$3,258	$20,871	$—	$1,234,252
Marketable securities	327,944	—	—	—	327,944
Restricted cash	—	476	—	—	476
Home sales and other receivables	137,688	24,740	44,573	(45,957)	161,044
Mortgage loans held-for-sale, net	—	—	62,315	—	62,315
Inventories, net
Housing completed or under construction	—	260,324	—	—	260,324
Land and land underdevelopment	—	262,860	—	—	262,860
Investment in subsidiaries	90,413	—	—	(90,413)	—
Other assets, net	87,121	29,629	3,343	—	120,093

Total Assets	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

LIABILITIES
Accounts payable and related party liabilities	$48,331	$34,017	$696	$(45,957)	$37,087
Accrued liabilities	133,226	95,705	63,038	—	291,969
Advances and notes payable to parent and subsidiaries	(399,405)	410,285	(10,880)	—	—
Mortgage repurchase facility	—	—	29,115	—	29,115
Senior notes, net	997,991	—	—	—	997,991

Total Liabilities	780,143	540,007	81,969	(45,957)	1,356,162

STOCKHOLDERS’ EQUITY	1,073,146	41,280	49,133	(90,413)	1,073,146

Total Liabilities and Stockholders’ Equity	$1,853,289	$581,287	$131,102	$(136,370)	$2,429,308

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$936,810	$—	$(15,788)	$921,022
Land sales and other revenue	—	7,133	30,500	—	37,633
Equity in (loss) income of subsidiaries	14,653	—	—	(14,653)	—

Total Revenue	14,653	943,943	30,500	(30,441)	958,655

COSTS AND EXPENSES
Home cost of sales	—	760,383	490	(15,788)	745,085
Asset impairments	—	21,647	—	—	21,647
Marketing and commission expenses	—	75,577	—	—	75,577
General and administrative expenses	74,626	65,772	26,595	—	166,993
Other expenses	(119)	8,647	—	—	8,528

Total Operating Costs and Expenses	74,507	932,026	27,085	(15,788)	1,017,830

(Loss) income from Operations	(59,854)	11,917	3,415	(14,653)	(59,175)
Other income (expense)	(14,335)	179	2,730	—	(11,426)

(Loss) income before income taxes	(74,189)	12,096	6,145	(14,653)	(70,601)
Benefit from (provision for) income taxes	9,419	992	(4,580)	—	5,831

NET (LOSS) INCOME	$(64,770)	$13,088	$1,565	$(14,653)	$(64,770)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$852,045	$—	$(14,991)	$837,054
Land sales and other revenue	10	32,915	28,324	—	61,249
Equity in (loss) income of subsidiaries	5,995	—	—	(5,995)	—

Total Revenue	6,005	884,960	28,324	(20,986)	898,303

COSTS AND EXPENSES
Home cost of sales	—	701,855	(10)	(14,991)	686,854
Asset impairments	1,023	29,963	—	—	30,986
Marketing and commission expenses	—	67,373	—	—	67,373
General and administrative expenses	71,993	66,333	24,159	—	162,485
Other expenses	1,018	30,681	—	—	31,699

Total Operating Costs and Expenses	74,034	896,205	24,149	(14,991)	979,397

(Loss) income from Operations	(68,029)	(11,245)	4,175	(5,995)	(81,094)
Other income (expense)	(28,242)	158	1,843	—	(26,241)

(Loss) income before income taxes	(96,271)	(11,087)	6,018	(5,995)	(107,335)
Benefit from (provision for) income taxes	120,950	13,639	(2,575)	—	132,014

NET (LOSS) INCOME	$24,679	$2,552	$3,443	$(5,995)	$24,679

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Operations

Year Ended December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
REVENUE
Home sales revenue	$—	$1,372,932	$—	$(14,784)	$1,358,148
Land sales and other revenue	642	65,636	33,682	—	99,960
Equity in (loss) income of subsidiaries	(330,009)	—	—	330,009	—

Total Revenue	(329,367)	1,438,568	33,682	315,225	1,458,108

COSTS AND EXPENSES
Home cost of sales	—	1,199,786	(137)	(14,784)	1,184,865
Asset impairments	1,383	296,772	—	—	298,155
Marketing and commission expenses	—	122,177	—	—	122,177
General and administrative expenses	66,873	99,094	25,607	—	191,574
Other expenses	392	60,588	—	—	60,980

Total Operating Costs and Expenses	68,648	1,778,417	25,470	(14,784)	1,857,751

(Loss) income from Operations	(398,015)	(339,849)	8,212	330,009	(399,643)
Other income (expense)	12,868	854	3,786	—	17,508

(Loss) income before income taxes	(385,147)	(338,995)	11,998	330,009	(382,135)
Benefit from (provision for) income taxes	4,602	1,423	(4,435)	—	1,590

NET (LOSS) INCOME	$(380,545)	$(337,572)	$7,563	$330,009	$(380,545)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$36,971	$(275,822)	$1,123	$28,647	$(209,081)

Net cash used in investing activities	(613,377)	(1,046)	(30,043)	—	(644,466)

Financing activities
Payments from (advances to) subsidiaries	(293,883)	277,897	44,633	(28,647)	—
Proceeds from senior notes issuance	242,288	—	—	—	242,288
Mortgage repurchase facility, net	—	—	(3,681)	—	(3,681)
Dividend payments	(47,140)	—	—	—	(47,140)
Proceeds from exercise of stock options	53	—	—	—	53

Net cash provided by (used in) financing activities	(98,682)	277,897	40,952	(28,647)	191,520

Net decrease in cash and cash equivalents	(675,088)	1,029	12,032	—	(662,027)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	—	1,234,252

End of period	$535,035	$4,287	$32,903	$—	$572,225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2009

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$81,228	$115,031	$11,698	$(5,503)	$202,454

Net cash used in investing activities	(224,947)	(45)	—	—	(224,992)

Financing activities
Payments from (advances to) subsidiaries	116,338	(115,264)	(6,577)	5,503	—
Mortgage repurchase facility, net	—	—	(5,758)	—	(5,758)
Dividend payments	(46,925)	—	—	—	(46,925)
Proceeds from exercise of stock options	3,623	—	—	—	3,623
Excess tax benefit from stock-based compensation	1,122	—	—	—	1,122

Net cash provided by (used in) financing activities	74,158	(115,264)	(12,335)	5,503	(47,938)

Net decrease in cash and cash equivalents	(69,561)	(278)	(637)	—	(70,476)
Cash and cash equivalents
Beginning of period	1,279,684	3,536	21,508	—	1,304,728

End of period	$1,210,123	$3,258	$20,871	$—	$1,234,252

The accompanying Notes are an integral part of these Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.D.C. Holdings, Inc.

Supplemental Condensed Combining Statements of Cash Flows

Year Ended December 31, 2008

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(431,399)	$535,702	$45,200	$330,008	$479,511

Net cash used in investing activities	(113,180)	(253)	(6)	—	(113,439)

Financing activities
Payments from (advances to) subsidiaries	874,321	(535,018)	(9,295)	(330,008)	—
Line of credit
Advances	—	—	125,754	—	125,754
Principal payments	—	—	(195,901)	—	(195,901)
Mortgage repurchase facility, net	—	—	34,873	—	34,873
Dividend payments	(46,391)	—	—	—	(46,391)
Proceeds from exercise of stock options	11,997	—	—	—	11,997
Excess tax benefit from stock-based compensation	3,561	—	—	—	3,561

Net cash provided by (used in) financing activities	843,488	(535,018)	(44,569)	(330,008)	(66,107)

Net increase (decrease) in cash and cash equivalents	298,909	431	625	—	299,965
Cash and cash equivalents
Beginning of period	980,775	3,105	20,883	—	1,004,763

End of period	$1,279,684	$3,536	$21,508	$—	$1,304,728

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision, and with the participation, of the Company’s management, including the principal executive officer and the principal financial officer. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective at December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

In our Arizona homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system in October 2010. As a result, our financial and operating transactions in those divisions now utilize the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the other homebuilding divisions is scheduled to take place over the course of the next several quarters. There was no other change in our internal control over financial reporting that occurred during the 2010 fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

M.D.C Holdings, Inc.

We have audited M.D.C. Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, M.D.C. Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of M.D.C. Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 11, 2011

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information not disclosed below that is required with respect to directors, executive officers, filings under Section 16(a) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and corporate governance is incorporated herein by reference, when filed, from the Company’s proxy statement (the “Proxy Statement”) for the Annual Meeting of Shareowners to be held on or about April 27, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

We will provide to any shareowner or other person without charge, upon request, a copy of our Corporate Code of Conduct, Corporate Governance Guidelines, code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (collectively “senior financial officers”) and the charters for our Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee. You may obtain these documents on our website at http://www.richmondamerican.com, under our Investor Relations section or by contacting our Investor Relations department at 303-977-3451. Our intention is to post on our website any amendments to or waivers from our code of ethics applicable to our senior financial officers if such disclosure is required.

Pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Company submitted the Annual CEO Certification to the NYSE on May 5, 2010. The Company also filed with the Securities and Exchange Commission the certifications required under Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009.

Item 11.	Executive Compensation.

Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information at December 31, 2010 with respect to the shares of MDC common stock that may be issued under existing equity compensation plans, all of which have been approved by the shareowners.

	Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Incentive Plan	4,471,729	$41.03	3,680,115
Director Stock Option Plan	741,162	$49.32	381,774

Total equity compensation plans approved by shareowners	5,212,891	$42.21	4,061,889

Additionally, the Company has 1,000,000 shares of its common stock available for issuance under its shareowner approved Executive Officer Performance-Based Plan with respect to the return on stockholders’ equity goal, as described in Article IV of the plan.

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

(a)(3) Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of M.D.C. Holdings, Inc. (hereinafter sometimes referred to as “MDC”, the “Company” or the “Registrant”), filed with the Delaware Secretary of State on April 27, 2006, and Certificate of Incorporation, dated May 17, 1985, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2006). *

3.2	Form of Bylaws of MDC, as amended (incorporated by reference to Exhibit 3.2(b) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

3.3	Form of Amendment to the Bylaws of MDC regarding indemnification adopted by its board of directors and effective as of March 20, 1987 (incorporated by reference to Exhibit 3.2(a) of the Company’s Quarterly Report on Form 10-Q dated June 30, 1987). *

4.1	Indenture dated as of December 3, 2002, by and among MDC and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Company’s Form S-3/A filed September 1, 2004). *

4.2	Form of Supplemental Indenture dated as of December 3, 2002, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 7.0% Senior Notes due 2012 and form of Guarantee appended to such Supplemental Indenture) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed December 3, 2002). *

4.3	Form of Supplemental Indenture dated as of May 19, 2003, by and among MDC, the Guarantors party thereto and U.S. Bank National Association (including without limitation the form of 5.5% Senior Notes due 2013 and form of Guarantee appended to such Supplemental Indenture) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed May 19, 2003). *

4.4	Second Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2003). *

4.5	Second Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of September 29, 2003, by and among MDC, U.S. Bank National Association, as Trustee, and Richmond American Homes of Florida, LP, a Colorado limited partnership and a wholly owned subsidiary of the Company, as Additional Guarantor, including the Guaranty signed by the Additional Guarantor (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2003). *

4.6	Third Supplemental Indenture (7.0% Senior Notes Due 2012), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.7	Third Supplemental Indenture (5.5% Senior Notes Due 2013), dated as of February 12, 2004, by and among MDC, U.S. Bank National Association, as Trustee, and the following wholly owned subsidiaries of the Company: Richmond American Homes of Delaware, Inc., a Colorado corporation, Richmond American Homes of Illinois, Inc., a Colorado corporation, Richmond American Homes of New Jersey, Inc., a Colorado corporation, and Richmond American Homes of Pennsylvania, Inc., a Colorado corporation, as Additional Guarantors, including the Guaranty signed by the Additional Guarantors (incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K dated December 31, 2003). *

4.8	Supplemental Indenture, dated as of October 6, 2004, by and among MDC, the Guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

4.9	Pricing Supplement No. 1, dated December 6, 2004, with respect to MDC’s 5.375% Medium-Term Senior Notes due 2014 (incorporated by reference to the Company’s Rule 424(b)(2) filing on December 8, 2004). *

4.10	Pricing Supplement No. 2, dated June 28, 2005, with respect to MDC’s 5.375% Medium-Term Senior Notes due July 1, 2015 (incorporated by reference to the Company’s Rule 424(b)(2) filing on June 29, 2005). *

4.11	Amendment No. 1 dated as of July 20, 2005 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

4.12	Amendment No. 2 dated as of January 9, 2006 to Supplemental Indenture dated as of October 6, 2004, with respect to MDC’s Medium-Term Senior Notes (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

4.1	Supplemental indenture dated as of January 15, 2010, among the Company, the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed January 15, 2010). *

10.1	Master Repurchase Agreement among HomeAmerican Mortgage Corporation, U.S. Bank National Association as Agent, and the other Buyers party thereto, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 17, 2008). *

10.2	First Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 29, 2009 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q dated September 30, 2009). *

10.3	Second Amendment to Master Repurchase Agreement between HomeAmerican Mortgage Corporation, as Seller, and U.S. Bank National Association, as Agent and Buyer, dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 25, 2010). *

10.4	Custody Agreement by and between HomeAmerican Mortgage Corporation and U.S. Bank National Association as Agent and Custodian, dated as of November 12, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed November 17, 2008). *

10.5	M.D.C. Holdings, Inc. 2001 Equity Incentive Plan Effective March 26, 2001 (incorporated by reference to Exhibit B of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.6	First Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 28, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q dated March 31, 2003). *

10.7	Second Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 1, 2008). *

10.8	Third Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, effective April 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed May 1, 2008). *

10.9	Fourth Amendment to M.D.C. Holdings, Inc. 2001 Equity Incentive Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.10	Form of Non-Qualified Stock Option Certificate (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.11	Form of Restricted Stock Agreement (2001 Equity Incentive Plan) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.12	M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors Effective March 26, 2001 (incorporated by reference to Exhibit C of the Company’s Proxy Statement dated March 31, 2001 relating to the 2001 Annual Meeting of Stockholders). *

10.13	First Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, October 20, 2003 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.14	Second Amendment to M.D.C. Holdings, Inc. Stock Option Plan for Non-Employee Directors, dated December 16, 2008 (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.15	Form of Non-Qualified Stock Option Agreement (Stock Option Plan for Non-Employee Directors) (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.16	Form of Indemnification Agreement entered into between the Company and members of its Board of Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.17	Form of Indemnification Agreement entered into between the Company and certain of its officers (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 26, 2006).*

10.18	M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, approved April 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 1, 2008). *

10.19	First Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated December 31, 2008 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K dated December 31, 2008). *

10.20	Employment Agreement, Larry A. Mizel, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.21	Employment Agreement, David D. Mandarich, amended and restated as of August 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 26, 2008). *

10.22	Employment offer letter by the Company to Vilia Valentine, dated January 21, 2010.

10.23	Retirement and Consulting Agreement dated as of November 5, 2010, by and between Christopher M. Anderson and the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed November 8, 2010). *

10.24	Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and Larry A. Mizel, August 2, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.25	Lease Agreement among MDC, Richmond American Homes of Colorado, Inc. and David D. Mandarich, August 2, 2007 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q dated June 30, 2007). *

10.26	Change in Control and Separation Agreement between the Company and Vilia Valentine, dated as of February 22, 2010.

10.27	Change in Control and Separation Agreement between the Company and Michael Touff, dated as of July 30, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2008). *

10.28	Form of Change in Control Agreement between the Company and certain employees of M.D.C. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8- K filed March 27, 1998). *

10.29	Independent Contractor Agreement between Mizel Design and Decorating Company and the Company effective as of January 1, 2005 (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K dated December 31, 2004). *

10.30	M.D.C. Holdings, Inc. 401(k) Savings Plan, Amended and Restated effective January 1, 2008, executed October 29, 2008 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed October 31, 2008). *

10.31	First Amendment to the M.D.C. Holdings, Inc. 401(k) Savings Plan, executed December 23, 2009 (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K dated December 31, 2009). *

10.32	Purchase Agreement dated as of December 6, 2004, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC and BNP Paribas Securities Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 14, 2004). *

10.33	Purchase Agreement dated as of June 28, 2005, among MDC and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Comerica Securities, Inc., Credit Suisse First Boston LLC, KeyBanc Capital Markets, Greenwich Capital Markets, Inc. and SunTrust Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 7, 2005). *

10.34	Distribution Agreement, dated October 6, 2004, between the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Robinson Humphrey Capital Markets, UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed October 7, 2004). *

10.35	Amendment No. 1 to Distribution Agreement, dated as of July 20, 2005, among MDC, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 20, 2005). *

10.36	Amended and Restated Distribution Agreement, dated as of January 9, 2006, among the Registrant, certain of its subsidiaries and Banc of America Securities LLC, BNP Paribas Securities Corp., Citigroup Global Markets Inc., Comerica Securities, Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Greenwich Capital Markets, Inc., J.P. Morgan Securities Inc., McDonald Investments Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, SunTrust Capital Markets, Inc., UBS Securities LLC and Wachovia Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 9, 2006). *

10.37	Sub-Sublease agreement between MDC and CVentures, Inc., executed July 25, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 27, 2005). *

10.38	First Amendment to Sub-Sublease agreement between MDC and CVentures, Inc., executed on March 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2006). *

12	Ratio of Earnings to Fixed Charges Schedule.

21	Subsidiaries of the Company.

23	Consent of Ernst & Young LLP.

31.1	Certification of principal executive officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for each of the three years ended December 31, 2010, (iii) Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2010, (iv) Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010; and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this 11th day of February, 2011 on its behalf by the undersigned, thereunto duly authorized.

M.D.C. HOLDINGS, INC.
(registrant)

By:	/s/ Larry A. Mizel
Larry A. Mizel
Chief Executive Officer
(principal executive officer)

By:	/s/ Vilia Valentine
Vilia Valentine
Vice President, Controller and Chief Accounting Officer
(principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry A. Mizel, David D. Mandarich and Vilia Valentine, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Mizel	Chairman of the Board of Directors and Chief Executive Officer	February 11, 2011
Larry A. Mizel

/s/ David D. Mandarich	Director, President and Chief Operating Officer	February 11, 2011
David D. Mandarich

/s/ Steven J. Borick	Director	February 11, 2011
Steven J. Borick

/s/ William B. Kemper	Director	February 11, 2011
William B. Kemper

/s/ Herbert T. Buchwald	Director	February 11, 2011
Herbert T. Buchwald

/s/ David E. Blackford	Director	February 11, 2011
David E. Blackford

/s/ Michael A. Berman	Director	February 11, 2011
Michael A. Berman

/s/ David Siegel	Director	February 11, 2011
David Siegel

(a majority of the Board of Directors)