Form 10-Q
period 2011-03-31
MDC HOLDINGS INC
filed 2011-05-10
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011 47,296,720 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$589,043	$572,225
Marketable securities	866,072	968,729
Restricted cash	419	420
Receivables
Home sales receivables	10,051	8,530
Income taxes receivable	13,442	2,048
Other receivables	8,388	9,432
Mortgage loans held-for-sale, net	37,697	65,114
Inventories, net
Housing completed or under construction	345,554	372,422
Land and land under development	488,887	415,237
Property and equipment, net	39,711	40,826
Deferred tax asset, net of valuation allowance of $239,012 and $231,379 at March 31, 2011 and December 31, 2010, respectively	-	-
Related party assets	7,393	7,393
Prepaid expenses and other assets, net	47,882	85,393

Total Assets	$2,454,539	$2,547,769

Liabilities
Accounts payable	$23,173	$35,018
Accrued liabilities	210,053	260,729
Related party liabilities	107	90
Mortgage repurchase facility	6,736	25,434
Senior notes, net	1,243,062	1,242,815

Total Liabilities	1,483,131	1,564,086

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,351,000 and 47,295,000 issued and outstanding, respectively, at March 31, 2011 and 47,198,000 and 47,142,000 issued and outstanding, respectively, at December 31, 2010	474	472
Additional paid-in-capital	836,360	820,237
Retained earnings	127,046	158,749
Accumulated other comprehensive income	8,187	4,884
Treasury stock, at cost; 56,000 shares at March 31, 2011 and December 31, 2010	(659)	(659)

Total Stockholders’ Equity	971,408	983,683

Total Liabilities and Stockholders’ Equity	$2,454,539	$2,547,769

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue

Home sales revenue	$163,383	$140,943
Land sales revenue	204	15
Other revenue	6,160	6,120

Total Revenue	169,747	147,078

Costs and expenses

Home cost of sales	140,981	109,390
Land cost of sales	17	191
Asset impairments	279	-
Marketing expenses	9,833	7,060
Commission expenses	5,767	5,129
General and administrative expenses	36,752	40,203
Other operating (income) expenses	(1,550)	491
Related party expenses	4	9

Total operating costs and expenses	192,083	162,473

Loss from operations	(22,336)	(15,395)
Other income (expense)
Interest income	7,326	4,428
Interest expense	(8,730)	(10,374)
Gain on sale of other assets	36	99

Loss before income taxes	(23,704)	(21,242)
Benefit from income taxes, net	3,825	369

Net loss	$(19,879)	$(20,873)

Loss per share

Basic	$(0.43)	$(0.45)

Diluted	$(0.43)	$(0.45)

Dividends declared per share	$0.25	$0.25

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net loss	$(19,879)	$(20,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation expense	3,121	4,056
Amortization of deferred marketing costs	2,139	1,667
Depreciation and amortization of long-lived assets	1,590	1,265
Write-offs of land option deposits and pre-acquisition costs	782	383
(Gain) loss on sale of assets, net	(187)	175
Other non-cash (income) expenses	962	466
Net changes in assets and liabilities:
Restricted cash	1	(118)
Home sales and other receivables	(477)	(5,952)
Income taxes receivable	(305)	141,991
Mortgage loans held-for-sale	27,417	25,611
Housing completed or under construction	26,868	(139,282)
Land and land under development	(73,463)	(13,318)
Prepaid expenses and other assets	(1,295)	(7,350)
Accounts payable	(11,845)	27,768
Accrued liabilities and related party liabilities	(13,130)	(4,973)

Net cash (used in) provided by operating activities	(57,701)	11,516

Investing Activities

Maturities of held-to-maturity debt securities	146,000	48,662
Sales of available-for-sale securities	84,030	5,294
Purchases of available-for-sale debt securities	(84,506)	(101,973)
Purchases of held-to-maturity debt securities	(40,000)	(453,323)
Purchase of property and equipment	(483)	(2,105)
Settlement of unsettled trades	-	1,678

Net cash provided by (used in) investing activities	105,041	(501,767)

Financing Activities

Payment on mortgage repurchase facility	(25,434)	(29,119)
Advances on mortgage repurchase facility	6,736	4,718
Dividend payments	(11,824)	(11,784)
Proceeds from issuance of senior notes	-	242,288
Proceeds from exercise of stock options	-	35

Net cash (used in) provided by financing activities	(30,522)	206,138

Net increase (decrease) in cash and cash equivalents	16,818	(284,113)
Cash and cash equivalents
Beginning of period	572,225	1,234,252

End of period	$589,043	$950,139

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at March 31, 2011 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 10, 2011.

The Consolidated Statements of Operations for the three months ended March 31, 2011 and Consolidated Statements of Cash Flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2010 Annual Report on Form 10-K.

2.	Fair Value Measurements

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

The following table sets forth the Company’s carrying and fair values of its held-to-maturity marketable securities by both security type and maturity date (in thousands). The fair values of the Company’s marketable securities are based upon Level 1 and Level 2 fair value inputs.

	March 31, 2011		December 31, 2010
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
Held-to-Maturity
Debt securities - maturity less than 1 year	$368,074	$368,299	$469,318	$469,956
Debt securities - maturity 1 to 5 years	114,874	116,054	120,078	121,406

Total held-to-maturity securities	$482,948	$484,353	$589,396	$591,362

Included in the Company’s March 31, 2011 held-to-maturity investment balances are $482.9 million of debt securities that were in a gross unrealized gain position of $1.4 million.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

For certain debt securities, primarily corporate debt that the Company does not have the intent to hold until maturity, the Company classifies such debt securities as available-for-sale. The Company’s available-for-sale securities also include holdings in a fund that invests predominantly in fixed income securities. The Company records all of its available-for-sale marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income in the Consolidated Balance Sheets.

The following table sets forth the amortized cost and estimated fair value of the Company’s available-for-sale marketable securities (in thousands).

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available-for-Sale
Equity security	$103,956	$107,411	$103,189	$105,304
Debt securities	270,981	275,713	271,260	274,029

Total available-for-sale securities	$374,937	$383,124	$374,449	$379,333

Mortgage Loans Held-for-Sale, Net.  As of March 31, 2011, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At March 31, 2011 and December 31, 2010, the Company had $23.6 million and $56.9 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At March 31, 2011 and December 31, 2010, the Company had $14.1 million and $8.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories.  The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. The Company determines the estimated fair value of each subdivision by calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the level of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of impaired subdivisions are based upon Level 3 cash flow inputs. The Company’s asset impairments were not material during the three months ended March 31, 2011.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Senior Notes.  The estimated fair values of the senior notes in the following table are based on Level 2 fair value inputs, including market prices of bonds in the homebuilding sector (in thousands).

	March 31, 2011		December 31, 2010
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,700	$159,278	$149,650	$160,493
5 1/2% Senior Notes due 2013	349,775	362,355	349,748	362,198
5 3/8% Medium Term Senior Notes due 2014	249,308	263,163	249,266	255,683
5 3/8% Medium Term Senior Notes due 2015	249,830	257,863	249,821	251,450
5 3/8% Senior Notes due 2020	244,449	247,138	244,330	244,400

Total	$1,243,062	$1,289,797	$1,242,815	$1,274,224

3.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At March 31, 2011, the Company had $97.7 million in interest rate lock commitments and $84.0 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three months ended March 31, 2011 and 2010.

4.	Balance Sheet Components

The following table sets for information relating to prepaid expenses and other assets, net (in thousands).

	March 31, 2011	December 31, 2010
Deferred marketing costs	$23,723	$22,736
Land option deposits	11,579	11,606
Deferred debt issue costs, net	4,751	5,021
Prepaid expenses	3,886	5,935
IRS deposit (See Note 12)	-	35,562
Other	3,943	4,533

Total	$47,882	$85,393

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The following table sets forth information relating to accrued liabilities (in thousands).

	March 31, 2011	December 31, 2010
Accrued liabilities
Insurance reserves (see Note 8)	$52,031	$52,901
Warranty reserves (see Note 7)	33,615	34,704
Accrued interest payable	21,722	17,822
Accrued executive deferred compensation	21,711	20,956
Liability for unrecognized tax benefits (see Note 13)	14,546	55,850
Legal accruals (see Note 10)	12,750	14,230
Land development and home construction accruals	12,090	12,450
Accrued compensation and related expenses	10,992	22,659
Mortgage loan loss reserves (see Note 10)	7,636	6,881
Customer and escrow deposits	5,099	4,523
Other accrued liabilities	17,861	17,753

Total accrued liabilities	$210,053	$260,729

5.	Loss Per Share

For purposes of calculating earnings (loss) per share (“EPS”), a company that has participating security holders (for example, unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for calculating earnings per share. The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e. dividends) and undistributed earnings (i.e. net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock. The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months Ended March 31,
	2011	2010
Basic and Diluted Loss Per Common Share
Net loss	$(19,879)	$(20,873)
Less: distributed and undistributed earnings allocated to participating securities	(159)	(124)

Net loss attributable to common stockholders	$(20,038)	$(20,997)

Basic and diluted weighted-average shares outstanding	46,716	46,613
Basic Loss Per Common Share	$(0.43)	$(0.45)

Dilutive Loss Per Common Share	$(0.43)	$(0.45)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three months ending March 31, 2011 and 2010 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.8 million shares and 0.5 million shares during the three months ended March 31, 2011 and 2010, respectively.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

6.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets, which includes land and land under development that is actively being developed and housing completed or under construction through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company expensed $8.7 million and $10.3 million of interest that was incurred on its senior notes during the three months ended March 31, 2011 and 2010, respectively, that could not be capitalized.

Interest activity is shown below (in thousands).

	Three Months Ended March 31,
	2011	2010
Total Interest Incurred

Corporate and homebuilding segments	$18,186	$16,931
Financial Services and Other	63	79

Total interest incurred	$18,249	$17,010

Total Interest Capitalized

Interest capitalized, beginning of period	$38,446	$28,339
Interest capitalized	9,519	6,636
Previously capitalized interest included in home cost of sales	(4,203)	(3,202)

Interest capitalized, end of period	$43,762	$31,773

7.	Warranty Reserves

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

The following table summarizes the warranty reserve activity for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$34,704	$59,022
Expense provisions	841	990
Cash payments	(1,499)	(2,029)
Adjustments	(431)	(3,929)

Balance at end of period	$33,615	$54,054

The favorable warranty adjustments that were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations during the three months ended March 31, 2011 and 2010 were primarily the result of a continued favorable trend in the amount of warranty payments incurred on previously closed homes.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

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

The following table summarizes the insurance reserve activity for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$52,901	$51,606
Expense provisions	480	583
Cash payments	(1,350)	(799)
Adjustments	-	-

Balance at end of period	$52,031	$51,390

9.	Information on Business Segments

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

	Three Months Ended March 31,
	2011	2010
Homebuilding
West	$42,483	$57,137
Mountain	71,124	46,682
East	43,092	31,505
Other Homebuilding	9,859	9,036

Total Homebuilding	166,558	144,360
Financial Services and Other	5,703	5,621
Corporate	-	-
Intercompany adjustments	(2,514)	(2,903)

Consolidated	$169,747	$147,078

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

	Three Months Ended March 31,
	2011	2010
Homebuilding
West	$(4,560)	$2,354
Mountain	(1,232)	1,170
East	(1,956)	(1,519)
Other Homebuilding	(776)	(519)

Total Homebuilding	(8,524)	1,486
Financial Services and Other	1,780	1,846
Corporate	(16,960)	(24,574)

Consolidated	$(23,704)	$(21,242)

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

	March 31, 2011	December 31, 2010
Homebuilding
West	$328,225	$300,652
Mountain	315,103	311,833
East	205,502	188,693
Other Homebuilding	39,138	40,554

Total Homebuilding	887,968	841,732
Financial Services and Other	110,206	135,286
Corporate	1,459,182	1,573,408
Intercompany adjustments	(2,817)	(2,657)

Consolidated	$2,454,539	$2,547,769

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended March 31,
	2011	2010
Homebuilding
West	$880	$1,074
Mountain	833	463
East	444	312
Other Homebuilding	210	161

Total Homebuilding	2,367	2,010
Financial Services and Other	173	169
Corporate	1,189	753

Consolidated	$3,729	$2,932

10.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At March 31, 2011 the Company had issued and outstanding performance bonds and letters of credit totaling $71.7 million and $20.8 million, respectively, including $7.2 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves.  In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. During the 2011 first quarter, HomeAmerican reached a settlement associated with claims and potential claims to repurchase certain previously sold mortgage loans. Primarily as a result of this settlement, the Company increased its estimated mortgage loan loss

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

reserve by $1.0 million during the three months ended March 31, 2011. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

The following table summarizes the mortgage loan loss reserve activity for the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Balance at beginning of year	$6,881	$9,641
Expense provisions	-	-
Cash payments	(207)	(1,400)
Adjustments	962	-

Balance at end of period	$7,636	$8,241

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

On March 31, 2011 the West Virginia Supreme Court of Appeals declined to enter a writ of prohibition with respect to the trial court’s re-entry of its judgment of default stating that the issues presented are more properly presented on appeal after full development of the record in the lower court.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

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

The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $12.8 million and $14.2 million at March 31, 2011 and December 31, 2010, respectively.

11.	Line of Credit and Total Debt Obligations

Mortgage Lending.  HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), which may include other banks that become parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at March 31, 2011 and December 31, 2010, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported as a liability in Mortgage Repurchase Facility in the Consolidated Balance Sheets. At March 31, 2011 and December 31, 2010, the Company had $6.7 million and $25.4 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries.

The Company’s debt obligations at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
7% Senior Notes due 2012	$149,700	$149,650
5 1/2% Senior Notes due 2013	349,775	349,748
5 3/8% Medium-Term Senior Notes due 2014	249,308	249,266
5 3/8% Medium-Term Senior Notes due 2015	249,830	249,821
5 3/8% Senior Notes due 2020	244,449	244,330

Total Senior Notes, net	$1,243,062	$1,242,815
Mortgage repurchase facility	6,736	25,434

Total Debt	$1,249,798	$1,268,249

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

12.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company had an income tax benefit of $3.8 million, or 16.1%, during the three months ended March 31, 2011, compared with $0.4 million, or 1.7%, during the three months ended March 31, 2010. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The increase in the income tax benefit during the 2011 first quarter, compared with the same period during 2010, resulted primarily from the Company’s 2011 first quarter settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. The Company’s liability for unrecognized tax benefits decreased from $55.9 million at December 31, 2010 to $14.6 million at March 31, 2011. The $41.3 million decrease during the 2011 first quarter resulted primarily from the Company’s 2011 first quarter settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns.

In addition to the above, the Company’s 2011 first quarter settlement with the IRS resulted in an increase of $13.0 million to additional paid-in-capital in the Company’s Consolidated Statements of Stockholders’ Equity. Finally, since the Company settled for an amount less than the $35.6 million deposit the Company made with the IRS during 2008, the settlement resulted in an increase of $11.1 million to income taxes receivable in the Company’s Consolidated Balance Sheets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at March 31, 2011 (per the table below) resulted primarily from an increase in the Company’s federal net operating loss carry forward, offset by a decrease in the Company’s asset impairment charges.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. The Company had a valuation allowance of $239.0 million and $231.4 million at March 31, 2011 and December 31, 2010, respectively, resulting in a net deferred tax asset of zero. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

	March 31, 2011	December 31, 2010
Deferred tax assets
Federal net operating loss carryforward	$84,745	$73,189
State net operating loss carryforward	48,196	47,041
Asset impairment charges	41,502	46,118
Warranty, litigation and other reserves	26,341	27,635
Stock-based compensation expense	23,913	22,777
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Accrued liabilities	10,066	9,789
Inventory, additional costs capitalized for tax purposes	5,368	5,368
Property, equipment and other assets, net	1,795	1,773
Charitable contribution on carryforward	945	938
Deferred revenue	364	326

Total deferred tax assets	253,531	245,250
Valuation allowance	(239,012)	(231,379)

Total deferred tax assets, net of valuation allowance	14,519	13,871

Deferred tax liabilities
Deferred revenue	5,788	6,401
Unrealized gain	3,152	1,880
Accrued liabilities	698	713
Inventory, additional costs capitalized for financial statement purposes	590	604
Other, net	4,291	4,273

Total deferred tax liabilities	14,519	13,871

Net deferred tax asset	$-	$-

13.	Variable Interest Entities

In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related non-refundable cash deposits and/or letters of credit, which totaled approximately $10.3 million and $5.3 million, respectively, at March 31, 2011. At March 31, 2011, the Company had the right to acquire 3,752 lots under Option Contracts.

In compliance with ASC 810, the Company analyzes its Option Contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of March 31, 2011 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts.

14.	Other Comprehensive Loss

Total other comprehensive loss includes net loss and unrealized holding gains or losses on the Company’s available-for-sale marketable securities. The following table sets forth the Company’s other comprehensive loss during the three months ended March 31, 2011 and 2010 (in thousands).

	Three Months Ended March 31,
	2011	2010
Net loss	$(19,879)	$(20,873)
Unrealized holding gains	3,303	1,154

Total other comprehensive loss	$(16,576)	$(19,719)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

15.	Subsequent Events

On April 28, 2011, the Company entered the Seattle/Tacoma market through the purchase of substantially all of the homebuilding assets of SDC Homes and certain affiliated entities. Assets acquired include approximately 280 vacant residential lots and homes in various stages of construction, spread throughout 11 communities. Additionally, through this acquisition, the Company took control of approximately 230 additional lots in six communities through option contracts.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Balance Sheet

March 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$549,746	$2,941	$36,356	$-	$589,043
Marketable securities	836,787	-	29,285	-	866,072
Restricted cash	-	419	-	-	419
Receivables	21,118	10,493	2,927	(2,657)	31,881
Mortgage loans held-for-sale, net	-	-	37,697	-	37,697
Inventories, net	$-		-	-
Housing completed or under construction	-	345,554	-	-	345,554
Land and land under development	-	488,887	-	-	488,887
Investment in subsidiaries	99,113	-	-	(99,113)	-
Other assets, net	50,042	42,043	3,061	(160)	94,986

Total Assets	$1,556,806	$890,337	$109,326	$(101,930)	$2,454,539

Liabilities
Accounts payable and related party liabilities	$2,756	$22,770	$411	$(2,657)	$23,280
Accrued liabilities	85,254	61,726	63,233	(160)	210,053
Advances and notes payable to parent and subsidiaries	(745,674)	739,264	6,410	-	-
Mortgage repurchase facility	-	-	6,736	-	6,736
Senior notes, net	1,243,062	-	-	-	1,243,062

Total Liabilities	585,398	823,760	76,790	(2,817)	1,483,131

Stockholders’ Equity	971,408	66,577	32,536	(99,113)	971,408

Total Liabilities and Stockholders’ Equity	$1,556,806	$890,337	$109,326	$(101,930)	$2,454,539

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$535,035	$4,287	$32,903	$-	$572,225
Marketable securities	938,471	-	30,258	-	968,729
Restricted cash	-	420	-	-	420
Receivables	14,402	8,071	194	(2,657)	20,010
Mortgage loans held-for-sale, net	-	-	65,114	-	65,114
Inventories, net
Housing completed or under construction	-	372,422	-	-	372,422
Land and land under development	-	415,237	-	-	415,237
Investment in subsidiaries	110,065	-	-	(110,065)	-
Other assets, net	88,267	42,288	3,057	-	133,612

Total Assets	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

Liabilities
Accounts payable and related party liabilities	$2,747	$34,553	$465	$(2,657)	$35,108
Accrued liabilities	130,960	65,622	64,147	-	260,729
Advances and notes payable to parent and subsidiaries	(673,965)	671,190	2,775	-	-
Mortgage repurchase facility	-	-	25,434	-	25,434
Senior notes, net	1,242,815	-	-	-	1,242,815

Total Liabilities	702,557	771,365	92,821	(2,657)	1,564,086

Stockholders’ Equity	983,683	71,360	38,705	(110,065)	983,683

Total Liabilities and Stockholders’ Equity	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$165,897	$-	$(2,514)	$163,383
Land sales and other revenue	-	661	5,703	-	6,364
Equity in (loss) income of subsidiaries	(6,052)	-	-	6,052	-

Total Revenue	(6,052)	166,558	5,703	3,538	169,747

Costs and Expenses
Home cost of sales	-	143,495	-	(2,514)	140,981
Asset impairments	-	279	-	-	279
Marketing and commission expenses	-	15,600	-	-	15,600
General and administrative and other expenses	14,768	15,757	4,698	-	35,223

Total Operating Costs and Expenses	14,768	175,131	4,698	(2,514)	192,083

(Loss) income from Operations	(20,820)	(8,573)	1,005	6,052	(22,336)
Other (expense) income	(2,191)	42	781	-	(1,368)

(Loss) income before income taxes	(23,011)	(8,531)	1,786	6,052	(23,704)
Benefit from (provision for) income taxes	3,132	1,376	(683)	-	3,825

Net (Loss) Income	$(19,879)	$(7,155)	$1,103	$6,052	$(19,879)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended March 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$143,846	$-	$(2,903)	$140,943
Land sales and other revenue	-	514	5,621	-	6,135
Equity in (loss) income of subsidiaries	2,354	-	-	(2,354)	-

Total Revenue	2,354	144,360	5,621	(5,257)	147,078

Costs and Expenses
Home cost of sales	-	112,311	(18)	(2,903)	109,390
Asset impairments	-	-	-	-	-
Marketing and commission expenses	-	12,189	-	-	12,189
General and administrative and other expenses	18,182	18,623	4,089	-	40,894

Total Operating Cost s and Expenses	18,182	143,123	4,071	(2,903)	162,473

(Loss) income from Operations	(15,828)	1,237	1,550	(2,354)	(15,395)
Other income (expense)	(6,208)	48	313	-	(5,847)

(Loss) income before income taxes	(22,036)	1,285	1,863	(2,354)	(21,242)
Benefit from (provision for) income taxes	1,163	22	(816)	-	369

Net (Loss) Income	$(20,873)	$1,307	$1,047	$(2,354)	$(20,873)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$(19,469)	$(71,781)	$24,840	$8,709	$(57,701)

Net cash used in investing activities	104,104	(11)	948	-	105,041

Financing activities
Payments from (advances to) subsidiaries	(58,100)	70,446	(3,637)	(8,709)	-
Proceeds from issuance of senior notes, net	-	-	-	-	-
Mortgage repurchase facility	-	-	(18,698)	-	(18,698)
Dividend payments	(11,824)	-	-	-	(11,824)

Net cash provided by (used in) financing activities	(69,924)	70,446	(22,335)	(8,709)	(30,522)

Net (decrease) increase in cash and cash equivalents	14,711	(1,346)	3,453	-	16,818
Cash and cash equivalents
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$549,746	$2,941	$36,356	$-	$589,043

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (continued)

Supplemental Condensed Combining Statements of Cash Flows

Three Months Ended March 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by operating activities	$76,099	$(128,646)	$66,417	$(2,354)	$11,516

Net cash provided by (used in) investing activities	(501,747)	(20)	-	-	(501,767)

Financing activities
Payments from (advances to) subsidiaries	(131,470)	128,249	867	2,354	-
Proceeds from issuance of senior notes, net	242,288	-	-	-	242,288
Mortgage repurchase facility	-	-	(24,401)	-	(24,401)
Dividend payments	(11,784)	-	-	-	(11,784)
Proceeds from exercise of stock options	35	-	-	-	35

Net cash provided by (used in) financing activities	99,069	128,249	(23,534)	2,354	206,138

Net increase (decrease) in cash and cash equivalents	(326,579)	(417)	42,883	-	(284,113)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$883,544	$2,841	$63,754	$-	$950,139

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Item 1A: Risk Factors Relating to our Business” of our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q.

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

EXECUTIVE SUMMARY

During the first quarter of 2011, we continued to be faced with challenges in the homebuilding industry including: (1) high levels of existing home inventories; (2) significant competition for new home orders and acquisition of finished lots; (3) low consumer confidence; and (4) high unemployment levels. These conditions reflect a further extension of the housing market downturn and it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustainable recovery. As a result of these difficult market conditions and without the benefit of a federal homebuyer tax credit (which required the sale of homes to be completed by April 30, 2010), we experienced a 24% reduction in net home orders during the 2011 first quarter compared with the same period during 2010. Additionally, with a sharp reduction in our Home Gross Margins (as defined below), we reported a loss before income taxes during the three months ended March 31, 2011 of $23.7 million compared with a loss of $21.2 million during the same period in 2010.

Our Home Gross Margins decreased to 13.7% during the first quarter of 2011 from 22.4% during the first quarter of 2010 and, excluding the impact of interest expense in cost of sales and warranty adjustments, our Home Gross Margins were 16.0% and 21.9% during the three months ended March 31, 2011 and 2010, respectively. (See reconciliation of home cost of sales excluding warranty adjustment and interest set forth below.) Contributing to the decline in Home Gross Margins was the impact of accepting new home orders with lower Home Gross Margins designed to generate sales velocity in order to reduce our excess supply of unsold homes under construction. During the first quarter of 2010, we had increased our supply of unsold inventory under construction at the frame and foundation stage in anticipation of increased demand from the federal homebuyer tax credit. However, following expiration of the federal homebuyer tax credit, sales of new homes significantly deteriorated. Accordingly, and coupled with an increase in the Cancellation Rate (as defined below) during the 2010 fourth quarter, we ended the 2010 year with a significant number of unsold homes under construction. Therefore, during the 2011 first quarter, we focused on selling and closing unsold homes under construction, which decreased to 674 units at March 31, 2011, down 29% from 944 units at December 31, 2010. We continue to believe that a limited level of unsold homes is appropriate for most of our subdivisions, provided that construction is held at the drywall stage to allow buyers to personalize their homes. Our Home Gross Margins were also negatively impacted by an increase in our land costs as the demand for finished residential lots has been very competitive despite the continuing overall weakness in the market for new homes.

On the expense side of our business, we saw an increase of $2.8 million in marketing expenses during the 2011 first quarter, compared to the 2010 first quarter as we sought to increase traffic and sales through our increased community count. We experienced a $3.5 million decrease in our general and administrative expenses primarily due to lower costs associated with legal-related matters. During the 2011 first quarter, our net interest expense decreased to $1.4 million from $5.9 million during the same period in 2010 as we were able to achieve a better return on our marketable securities. Additionally, other operating expenses decreased by $2.0 million during the 2011 first quarter, compared with the same period in 2010, primarily reflecting a tax settlement during the quarter.

During the 2011 first quarter we have been focused on two primary strategic goals: (1) market share expansion; and (2) new market entry. After increasing revenues by 7% in 2010, we took further steps in the first quarter of 2011 to facilitate further revenue growth, primarily through additional investments in our homebuilding operations designed to increase market share in existing markets. During the quarter, we took control of lots in 15 new subdivisions, adding to the 130 communities we had in 2010. Based on our acquisition activity in 2011 we increased our active subdivision (as defined below) count to 162 at March 31, 2011, a 9% increase from December 31, 2010. We also have an additional 60 subdivisions that we expect will be active in the near term, partially offset by 35 currently active subdivisions that we expect to be inactive in the near term.

On April 28, 2011, we entered the Seattle/Tacoma market through the purchase of substantially all of the homebuilding assets of SDC Homes and certain affiliated entities. Assets acquired include approximately 280 owned lots in 11 communities and an additional 230 lots under option in 3 communities where lots were already owned and 3 new communities.

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

Our critical accounting estimates and policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

The following discussion compares results for the three months ended March 31, 2011 with the three months ended March 31, 2010.

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

Our home sales revenue can be impacted by changes in our home closing levels and changes in the average selling prices of closed homes. The combination of home sales incentives offered to prospective homebuyers may vary from subdivision-to-subdivision and from home-to-home, and may be revised during the home closing process based upon homebuyer preferences or upon changes in market conditions, such as changes in our competitors’ pricing.

The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
West	$42,393	$56,727	$(14,334)	-25%
Mountain	70,748	46,599	24,149	52%
East	42,910	31,486	11,424	36%
Other Homebuilding	9,846	9,034	812	9%

Total Homebuilding	165,897	143,846	22,051	15%
Intercompany adjustments	(2,514)	(2,903)	389	13%

Consolidated	$163,383	$140,943	$22,440	16%

The decrease in home sales revenue in our West segment was due to closing 61 fewer homes during the three months ended March 31, 2011, which resulted in a decrease of $11.9 million in home sales revenue, and declines of $34,600 and $23,700 in the average selling prices of closed homes in our California and Arizona markets of this segment, respectively. The increase in home sales revenue in our Mountain segment was due to closing 60 more homes during the three months ended March 31, 2011, which resulted in an increase of $17.9 million. Additionally, the average selling prices of closed homes in the Colorado market of this segment increased by $37,000, which contributed $6.1 million to the total increase in home sales revenue for this segment.

The increase in home sales revenue in our East segment was due to closing 30 more homes during the three months ended March 31, 2011, which resulted in an increase of $12.6 million. Partially offsetting this was a $47,800 decline in the average selling prices of closed homes in the Virginia market of this segment. The increase in home sales revenue in our Other Homebuilding segment resulted from an $8,700 increase in the average selling prices of closed homes in the Florida market.

Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue.

The following table sets forth our Home Gross Margins by reportable segment.

	Three Months Ended March 31,
	2011	2010	Change
Homebuilding
West	18.6%	26.4%	-7.8%
Mountain	11.8%	18.7%	-6.9%
East	10.7%	18.0%	-7.3%
Other Homebuilding	15.8%	24.2%	-8.4%

Consolidated	13.7%	22.4%	-8.7%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the three months ended March 31, 2011 and 2010, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we recorded adjustments to reduce our warranty reserve of $0.4 million and $3.9 million during the three months ended March 31, 2011 and 2010, respectively.

Home Gross Margins are also impacted by interest included in home cost of sales. During the three months ended March 31, 2011 and 2010, interest in home cost of sales was 2.6% and 2.3% percent of home sales revenue, respectively.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in home cost of sales during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Change
West	20.9%	24.2%	-3.3%
Mountain	14.1%	19.3%	-5.2%
East	13.2%	19.5%	-6.3%
Other	17.0%	21.7%	-4.7%

Consolidated	16.0%	21.9%	-5.9%

Home Gross Margins, excluding warranty and interest, decreased on a consolidated basis primarily due to: (1) accepting new home orders with lower Home Gross Margins designed to generate sales velocity in order to reduce our excess supply of unsold homes under construction; and (2) an increase in our land costs as the demand for finished residential lots has been very competitive despite the continuing overall weakness in the market for new homes. During the first quarter of 2010, we had increased our supply of unsold inventory under construction at the frame and foundation stage in anticipation of increased demand from the federal homebuyer tax credit. However, following expiration of the federal homebuyer tax credit, sales of new homes significantly deteriorated. Accordingly, and coupled with an increase in the Cancellation Rate (as defined below) during the 2010 fourth quarter, we ended the 2010 year with a significant number of unsold homes under construction. As a result of our effort to reduce the number of unsold homes under construction, 73% of our closed homes during the 2011 first quarter were homes under construction, up from 57% during the same period in 2010. Generally homes sold as a dirt start yield a higher Home Gross Margin than homes under construction.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment as well as homebuyers’ reluctance to purchase new homes based on concerns about employment conditions; (2) increases in the costs of finished lots; (3) continued and/or increases in home foreclosure levels; (4) on-going tightening of mortgage loan origination requirements; (5) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (6) deterioration in the demand for new homes in our markets; (7) fluctuating energy costs, including oil and gasoline; (8) increases in the costs of subcontracted labor, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (9) increases in interest expense included in home cost of sales; (10) changes in our warranty payment experiences and/or increases in warranty expenses or litigation expenses associated with construction defect claims; and (11) other general risk factors. See “Forward-Looking Statements” above.

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in home cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in home cost of sales (dollars in thousands).

	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
Three Months Ended March, 31, 2011
West	$42,393	$34,521	$(203)	$1,170	$33,554	20.9%
Mountain	70,748	62,376	(180)	1,813	60,743	14.1%
East	42,910	38,311	(17)	1,070	37,258	13.2%
Other	9,846	8,287	(31)	150	8,168	17.0%
Intercompany adjustments	(2,514)	(2,514)	-	-	(2,514)	N/A

Consolidated	$163,383	$140,981	$(431)	$4,203	$137,209	16.0%

Three Months Ended March, 31, 2010
West	$56,727	$41,745	$(2,572)	$1,328	$42,989	24.2%
Mountain	46,599	37,879	(800)	1,074	37,605	19.3%
East	31,486	25,817	(196)	657	25,356	19.5%
Other	9,034	6,852	(361)	143	7,070	21.7%
Intercompany adjustments	(2,903)	(2,903)	-	-	(2,903)	N/A

Consolidated	$140,943	$109,390	$(3,929)	$3,202	$110,117	21.9%

Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest have on our Home Gross Margins.

Land Sales Revenue. Land sales revenue was not material during the three months ended March 31, 2011 or 2010.

Other Revenue. Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties. Insurance revenue primarily represents premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes. Title and other revenue primarily consist of forfeitures of homebuyer deposits on home sales contracts, revenue associated with our American Home Title operations and our broker origination fees, which represent fees that HomeAmerican earns upon brokering a mortgage loan for a home closing.

The table below sets forth the components of other revenue (dollars in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Gains on sales of mortgage loans and broker origination fees, net	$4,323	$4,010	$313	8%
Insurance revenue	988	1,289	(301)	-23%
Title and other revenue	849	821	28	3%

Total other revenue	$6,160	$6,120	$40	1%

Gains on sales of mortgage loans and broker origination fees increased primarily due to closing 31 more homes during the three months ended March 31, 2011.

Home Cost of Sales.  Home cost of sales primarily includes land acquisition, land development and related costs (both incurred and estimated to be incurred), specific construction costs of each home, warranty costs and finance and closing costs, including Closing Cost Incentives (defined as homebuyer closing costs assistance paid by Richmond American Homes to a third-party

Our home cost of sales can be impacted primarily from changes in our home closing levels and changes in the cost of land acquisition, development, construction cost of homes and changes in our estimated costs for warranty repairs.

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$34,521	$41,745	$(7,224)	-17%
Mountain	62,376	37,879	24,497	65%
East	38,311	25,817	12,494	48%
Other Homebuilding	8,287	6,852	1,435	21%

Total Homebuilding	143,495	112,293	31,202	28%
Intercompany adjustments	(2,514)	(2,903)	389	13%

Consolidated	$140,981	$109,390	$31,591	29%

On a consolidated basis, home cost of sales increased by $31.6 million during the three months ended March 31, 2011 primarily resulting from the following increases: (1) $11.4 million associated with an increase in home construction cost per closed home largely due to a shift in product to slightly larger homes, particularly in our Mountain segment; (2) $8.9 million associated with higher lot costs per closed home; (3) $6.5 million associated with closing 31 more homes during the 2011 first quarter; and (4) $4.5 million associated with warranty expense and interest in cost of sales.

In our West segment, home cost of sales decreased by $10.1 million due to closing 61 fewer homes and $2.2 million associated with a decrease in home construction cost per closed home largely due to a shift in product to slightly smaller homes. Partially offsetting this decline was an increase of $3.4 million associated with higher lot costs per closed home and the impact of adjustments to reduce our warranty reserves. During the 2010 first quarter, we incurred adjustments of $2.6 million to reduce our warranty reserves compared with $0.2 million during the 2011 first quarter. In our Mountain segment, home cost of sales increased by $14.2 million associated with closing 60 more homes, $6.6 million associated with an increase in home construction cost per closed home and $2.4 million associated with higher lot costs per closed home.

In our East segment, the $12.5 million increase in home cost of sales primarily resulted from closing 30 more homes which made up $11.1 million of the total increase to home cost of sales. In our Other Homebuilding segment, home cost of sales increased primarily due to a shift in product to slightly larger homes.

Land Cost of Sales.  Land cost of sales were not material during the three months ended March 31, 2011 or 2010.

Marketing Expenses.  Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$4,180	$3,069	$1,111	36%
Mountain	3,196	2,179	1,017	47%
East	1,590	1,264	326	26%
Other Homebuilding	867	548	319	58%

Consolidated	$9,833	$7,060	$2,773	39%

Marketing expenses increased for each of our homebuilding segments during the three months ended March 31, 2011 despite a 24% decline in net orders for homes during the 2011 first quarter. Contributing to these increased costs was the impact of an increase in total subdivisions and a 17% increase in model homes at March 31, 2011 compared with March 31, 2010. As a result of this increase in marketing activity, we experienced an increase of $1.1 million in product advertising, $0.6 million in sales office/showroom expense and a $0.2 million increase in employee compensation and other employee-related benefit costs. Additionally, we had an increase of $0.5 million in amortization of deferred marketing costs primarily resulting from increases in model home cost per closing and a 6% increase in closed homes.

Commission Expenses.  Commission expenses include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$1,484	$2,139	$(655)	-31%
Mountain	2,473	1,572	901	57%
East	1,354	1,105	249	23%
Other Homebuilding	456	313	143	46%

Consolidated	$5,767	$5,129	$638	12%

Commission expense in our West segment was lower during the three months ended March 31, 2011 due to closing 61 fewer homes. In the Mountain, East and Other Homebuilding segments, commission expense increased during the 2011 first quarter primarily due to closing more homes in each segment.

General and Administrative Expenses.  The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$6,118	$7,340	$(1,222)	-17%
Mountain	4,246	3,724	522	14%
East	3,602	4,836	(1,234)	-26%
Other Homebuilding	993	1,826	(833)	-46%

Total Homebuilding	14,959	17,726	(2,767)	-16%

Financial Services and Other	4,699	4,088	611	15%
Corporate	17,094	18,389	(1,295)	-7%

Consolidated	$36,752	$40,203	$(3,451)	-9%

Our consolidated general and administrative expenses decreased $3.5 million. Contributing to this decline was the impact of expenses incurred on legal related matters during the 2011 first quarter, which were $2.7 million lower than during the 2010 first quarter. Additionally, stock-based compensation expense decreased by $0.9 million during the three months ended March 31, 2011 primarily due to stock options which became fully vested during the 2010 fourth quarter. We also made changes in our headcount, primarily during the 2010 fourth quarter and, based upon these steps, the headcount for our general and administrative departments totaled approximately 670 employees at March 31, 2011, compared with approximately 770 at March 31, 2010. As a result, we experienced a decrease of $0.6 million associated with salary related costs during the 2011 first quarter.

These decreases in general and administrative expenses partially were offset by a $1.0 million increase in mortgage loan loss reserves as HomeAmerican reached a settlement associated with claims and potential claims to repurchase certain previously sold mortgage loans. Primarily as a result of this settlement, we increased our estimated mortgage loan loss reserve by $1.0 million during the three months ended March 31, 2011. We experienced an increase of $0.7 million in consulting related costs during the three months ended March 31, 2011, which is mostly attributable to our on-going implementation of our enterprise resource planning (“ERP”) system. Additionally, we experienced an increase of $0.3 million in depreciation expense during the 2011 first quarter primarily associated with our enterprise resource planning system.

In our West and East segments, general and administrative expenses decreased primarily due to settlements and fees incurred associated with legal-related matters while legal-related expenses decreased in our Mountain segment.

In our Financial Services and Other segment, general and administrative expenses were higher primarily due to the foregoing increase of $1.0 million in our mortgage loan loss reserve.

In our Corporate segment, employee compensation and other employee-related benefit costs decreased by $1.2 million during the 2011 first quarter with $0.9 million of this decrease attributable to lower stock-based compensation expense. We experienced a decrease of $0.4 million in office-related expenses primarily attributable to consolidating our corporate offices into one facility versus the two office facilities we had during the 2010 first quarter. Additionally, we had a decline of $0.3 million associated with employee recruiting costs and costs associated with the homebuilding line of credit, which was terminated during the second half of 2010.

Other Operating Income (Expense).  We had other operating income of $1.6 million during the three months ended March 31, 2011 primarily due to the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination. This item was partially offset by $1.1 million in other operating expenses, primarily write-offs of pre-acquisition costs and deposits on lot option contracts that we elected not to exercise and due diligence costs associated with our acquisition of SDC.

Other Income (Expense).  Other income (expense) primarily includes interest and dividend income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. Interest income was $7.3 million and $4.4 million during the three months ended March 31, 2011 and 2010, respectively. The increase is attributable to an increase in our available-for-sale marketable securities during the 2011 first quarter compared with the 2010 first quarter. Our available-for-sale marketable securities include certain debt securities, primarily corporate debt and holdings in a fund that invests predominantly in fixed income securities. These marketable securities totaled $383.1 million and $379.3 million at March 31, 2011 and December 31, 2010, respectively. We increased our holdings of these marketable securities during 2010, primarily due to our efforts to achieve an appropriate rate of return.

Interest expense during the three months ended March 31, 2011 decreased $1.6 million. We capitalize interest on our senior notes associated with our qualifying assets. We have determined that inventory is a qualifying asset during the period of active development of our land and through the completion of construction of a home. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. During the three months ended March 31, 2011, we incurred $18.2 million of interest, an increase of $1.3 million from the three months ended March 31, 2010. This increase resulted from the issuance of our 2020 Senior Notes in January of 2010. Additionally, as a result of the increase in our inventory levels from March 31, 2010, we capitalized $9.5 million of interest incurred, an increase of $2.9 million from the same period during 2010.

(Loss)/Income Before Income Taxes.  The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Homebuilding
West	$(4,560)	$2,354	$(6,914)	294%
Mountain	(1,232)	1,170	(2,402)	205%
East	(1,956)	(1,519)	(437)	-29%
Other Homebuilding	(776)	(519)	(257)	-50%

Total Homebuilding	(8,524)	1,486	(10,010)	674%

Financial Services and Other	1,780	1,846	(66)	-4%
Corporate	(16,960)	(24,574)	7,614	31%

Consolidated	$(23,704)	$(21,242)	$(2,462)	-12%

In our West segment, we had a loss before income taxes of $4.6 million during the three months ended March 31, 2011 compared with income before income taxes of $2.4 million during the same period in 2010. This decline primarily resulted from a 780 basis point decline in Home Gross Margins, closing 61 fewer homes during the 2011 first quarter, and a $1.1 million increase in marketing expenses. These items partially were offset by a combined decrease of $1.9 million in commission and general and administrative expenses. Despite an increase in home sales revenue of $24.1 million during the 2011 first quarter in our Mountain segment, we incurred a loss before income taxes of $1.2 million during the three months ended March 31, 2011 compared with income before income taxes of $1.2 million during the same period in 2010. The decline primarily resulted from a 690 basis point reduction in Home Gross Margins and a combined increase of $2.4 million in marketing, commission and general and administrative expenses. These items partially were offset by closing 60 more homes during the 2011 first quarter.

In our East segment, our loss before income taxes was slightly higher during the three months ended March 31, 2011. Contributing to the increase in loss was a 730 basis point decline in Home Gross Margins and a combined increase of $0.6 million in commission and marketing expenses. These items partially were offset by a reduction of $1.2 million in general and administrative expenses and the impact of closing 30 more homes during the 2011 first quarter. In our Other Homebuilding segment, our loss before income taxes was slightly higher during the three months ended March 31, 2011. Contributing to the increase in loss was an 840 basis point decline in Home Gross Margins and a combined increase of $0.5 million in commission and marketing expenses. These items partially were offset by a reduction of $0.8 million in general and administrative expenses.

In our Financial Services and Other segment, income before income taxes remained flat during the 2011 first quarter compared with the 2010 first quarter. Despite little change during the quarter, the results of this segment were impacted by an $0.6 million increase in general and administrative expenses partially offset by an increase in interest income of $0.4 million. In our Corporate segment, our loss before income taxes was $17.0 million during the 2011 first quarter, compared to $24.6 million during the same period in 2010. Contributing to the decrease in loss before income taxes for this segment was a decrease of $4.0 in net interest expense during the 2011 first quarter, a $2.3 million decrease in other operating expenses and a $1.3 million decrease in general and administrative expenses.

Income Taxes. We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company had an income tax benefit of $3.8 million, or 16.1%, during the three months ended March 31, 2011, compared with $0.4 million, or 1.7%, during the three months ended March 31, 2010. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The increase in the income tax benefit during the 2011 first quarter, compared with the same period during 2010, resulted primarily from our 2011 first quarter settlement with the IRS on the audit of our 2004 and 2005 federal income tax returns.

Homebuilding Operating Activities

Orders for Homes, net.  The table below sets forth information relating to orders for homes (dollars in thousands).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Orders For Homes, net (units)
Arizona	122	168	(46)	-27%
California	77	26	51	196%
Nevada	88	170	(82)	-48%

West	287	364	(77)	-21%

Colorado	181	270	(89)	-33%
Utah	67	125	(58)	-46%

Mountain	248	395	(147)	-37%

Maryland	46	47	(1)	-2%
Virginia	68	66	2	3%

East	114	113	1	1%

Florida	51	59	(8)	-14%
Illinois	5	-	5	N/M

Other Homebuilding	56	59	(3)	-5%

Total	705	931	(226)	-24%

Estimated Value of Orders for
Homes, net	$205,000	$258,000	$(53,000)	-21%
Estimated Average Selling Price of Orders for Homes, net	$290.8	$277.1	$13.7	5%

N/M – Not meaningful

Net orders for homes decreased during the three months ended March 31, 2011, particularly in our Mountain and West segments. Contributing to the decrease in these segments was the impact of a 1,600 and 1,000 basis point increase in the Cancellation Rate of the Mountain and West segment, respectively. Our net orders for homes in the 2011 first quarter, compared with the 2010 first quarter, were also negatively impacted through the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010.

Homes Closed.  The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Arizona	77	108	(31)	-29%
California	48	46	2	4%
Nevada	66	98	(32)	-33%

West	191	252	(61)	-24%

Colorado	166	108	58	54%
Utah	54	52	2	4%

Mountain	220	160	60	38%

Maryland	57	30	27	90%
Virginia	43	40	3	8%

East	100	70	30	43%

Florida	43	41	2	5%
Illinois	-	-	-	0%

Other Homebuilding	43	41	2	5%

Total	554	523	31	6%

The 6% increase in home closings during the 2011 first quarter resulted from an increase in closings in our Mountain and East homebuilding segments. In our Mountain segment, homes closed increased primarily in the Colorado market of this segment and was attributable mostly to having more homes in Backlog leading into the 2011 first quarter compared with the Backlog leading into the 2010 first quarter. In our East segment, our homes closed increased as we were able to generate more closings through the sale of speculative homes, which resulted in lowering our unsold homes under construction for this segment by 31 units during the 2011 first quarter. These items partially were offset by a decline of 61 closed homes in our West segment, primarily due to having fewer homes in Backlog leading into the 2011 first quarter compared with leading into the 2010 first quarter.

Backlog.  The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	March 31, 2011	December 31, 2010	March 31, 2010
Backlog (units)
Arizona	129	84	163
California	108	79	56
Nevada	98	76	160

West	335	239	379

Colorado	288	273	369
Utah	82	69	167

Mountain	370	342	536

Maryland	115	126	143
Virginia	95	70	99

East	210	196	242

Florida	72	64	77
Illinois	6	1	-

Other Homebuilding	78	65	77

Total	993	842	1,234

Backlog Estimated Sales Value	$312,000	$269,000	$381,000

Estimated Average Selling Price of Homes in Backlog	$314.2	$319.5	$308.8

We define “Backlog” as homes under contract but not yet delivered. The decrease in our Backlog at March 31, 2011 compared to March 31, 2010 is mostly attributable to our Mountain segment. In the Mountain segment, Backlog was lower by 166 units, driven in part by a decrease of 147 net orders for homes during the 2011 first quarter compared to the 2010 first quarter.

Cancellation Rate.  We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)
Homebuilding
West	29%	19%	10%
Mountain	37%	21%	16%
East	30%	28%	2%
Other Homebuilding	29%	32%	-3%

Consolidated	32%	22%	10%

Our consolidated Cancellation Rate increased 1,000 basis points, mostly from our West and Mountain segments, and primarily resulted from increases caused by the following: (1) our prospective homebuyers having difficulty selling their existing homes; (2) low consumer confidence in the housing market; and (3) difficulties associated with qualifying for mortgage loans.

Active Subdivisions.   The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	March 31, 2011	December 31, 2010	March 31, 2010
Arizona	29	26	28
California	16	13	3
Nevada	19	18	17

West	64	57	48

Colorado	42	39	41
Utah	18	19	17

Mountain	60	58	58

Maryland	14	14	9
Virginia	10	8	7

East	24	22	16

Florida	13	11	10
Illinois	1	-	-

Other Homebuilding	14	11	10

Total	162	148	132

Our active subdivisions at March 31, 2011 have increased in each of our homebuilding segments compared with both March 31, 2010 and December 31, 2010. These increases are the result of our on-going efforts to expand operations and generate more home closings in existing markets.

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

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Arizona	$180.0	$203.7	$(23.7)	-12%
California	317.3	351.9	(34.6)	-10%
Colorado	336.8	299.8	37.0	12%
Florida	229.0	220.3	8.7	4%
Illinois	N/A	N/A	N/A	N/A
Maryland	428.4	412.4	16.0	4%
Nevada	201.5	189.3	12.2	6%
Utah	274.9	273.5	1.4	1%
Virginia	430.0	477.8	(47.8)	-10%
Average	$294.9	$269.5	$25.4	9%

The average selling prices in our Colorado, Nevada, Florida and Maryland markets increased during the 2011 first quarter primarily resulting from a shift in product to slightly larger homes. In our Arizona, California and Virginia markets, the decrease in the average selling price of closed homes is mostly attributable to closing more of our smaller homes and a shift in product mix as we closed a higher concentration of homes in lower priced subdivisions.

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

	March 31, 2011	December 31, 2010	March 31, 2010
Arizona	$31,628	$31,923	$49,656
California	46,818	49,516	38,082
Nevada	29,317	33,377	40,681

West	107,763	114,816	128,419

Colorado	101,507	111,397	117,612
Utah	25,377	26,372	35,836

Mountain	126,884	137,769	153,448

Maryland	43,368	48,740	53,908
Virginia	44,798	45,836	42,527

East	88,166	94,576	96,435

Florida	21,427	24,262	21,304
Illinois	1,314	999	-

Other Homebuilding	22,741	25,261	21,304

Total	$345,554	$372,422	$399,606

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	March 31, 2011	December 31, 2010	March 31, 2010
Unsold Homes Under Construction - Final	67	119	48
Unsold Homes Under Construction - Frame	570	722	675
Unsold Homes Under Construction - Foundation	37	103	376

Total Unsold Homes Under Construction	674	944	1,099
Sold Homes Under Construction	641	609	1,002
Model Homes	246	242	210

Homes Completed or Under Construction	1,561	1,795	2,311

Our housing completed and under construction decreased by $26.9 million, as we decreased the total unsold homes under construction to 674 at March 31, 2011 from 944 at December 31, 2010. This decrease primarily resulted from our efforts to sell and close our spec inventory that had increased during 2010 primarily because of an increase in active subdivisions and the anticipation of selling homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by June 30, 2010. (The Homebuyer Assistance and Improvement Act, signed into law July 2, 2010, extended the closing date requirement to September 30, 2010.) However our total unsold homes under construction remained high at December 31, 2010 as a result of the continued low levels of net orders for homes during the year ended December 31, 2010.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	March 31, 2011	December 31, 2010	March 31, 2010
Arizona	$41,557	$41,892	$40,033
California	121,148	93,194	52,063
Nevada	41,121	32,605	27,324

West	203,826	167,691	119,420

Colorado	134,759	128,727	99,376
Utah	33,252	30,457	16,148

Mountain	168,011	159,184	115,524

Maryland	37,525	31,782	7,908
Virginia	65,809	44,083	25,952

East	103,334	75,865	33,860

Florida	10,541	9,274	4,791
Illinois	3,175	3,223	3,681

Other Homebuilding	13,716	12,497	8,472

Total	$488,887	$415,237	$277,276

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	March 31, 2011	December 31, 2010	March 31, 2010
Lots Owned
Arizona	1,219	1,257	1,040
California	1,499	1,201	756
Nevada	1,087	991	894

West	3,805	3,449	2,690

Colorado	2,985	2,919	2,549
Utah	619	594	366

Mountain	3,604	3,513	2,915

Maryland	339	319	158
Virginia	599	414	318

East	938	733	476

Florida	232	210	127
Illinois	128	130	141

Other Homebuilding	360	340	268

Total	8,707	8,035	6,349

Lots Controlled Under Option
Arizona	241	408	482
California	17	222	232
Nevada	724	838	429

West	982	1,468	1,143

Colorado	845	688	507
Utah	369	393	145

Mountain	1,214	1,081	652

Maryland	822	745	602
Virginia	128	132	271

East	950	877	873

Florida	606	733	713
Illinois	—	—	—

Other Homebuilding	606	733	713

Total	3,752	4,159	3,381

Total Lots Owned and Controlled	12,459	12,194	9,730

The table below shows the amount of at risk option deposits (in thousands).

	March 31, 2011	December 31, 2010	March 31, 2010
Cash	$10,283	$9,019	$9,467
Letters of Credit	5,264	4,467	2,084

Total At Risk Option Deposits	$15,547	$13,486	$11,551

Our total lots owned (excluding homes completed or under construction) increased by 672 units from December 31, 2010 as we purchased a combined 993 lots during the 2011 first quarter, the majority of which were lots which we controlled under option contracts as of December 31, 2010. The decline in total lots under option primarily resulted from purchasing lots during the quarter, partially offset by entering into new lot option contracts, most notably in our Colorado and Maryland markets.

HomeAmerican Operating Activities

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months Ended March 31,		Change
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$115,380	$108,090	$7,290	7%
Principal amount of mortgage loans brokered	$719	$2,856	$(2,137)	-75%
Capture Rate	75%	80%	-5%
Including brokered loans	76%	82%	-6%
Mortgage products (% of mortgage loans originated)
Fixed rate	97%	95%	2%
Adjustable rate - other	3%	5%	-2%

Prime loans (1)	30%	26%	4%
Government loans (2)	70%	74%	-4%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated increased during the three months ended March 31, 2011, primarily due to the Company closing 31 more homes, a 6% increase, compared with the three months ended March 31, 2011, partially offset by a 500 basis point reduction in our Capture Rate. HomeAmerican’s Capture Rate declined during the three months ended March 31, 2011 primarily resulting from having an increase in the number of homebuyers who paid cash for their homes.

LIQUIDITY AND CAPITAL RESOURCES

We use our liquidity and capital resources to (1) support our operations, including the purchase of land, land development and construction of homes; (2) provide working capital; and (3) provide mortgage loans for our homebuyers. Our liquidity includes our balances of cash and cash equivalents, marketable securities and capital resources, our senior notes and Mortgage Repurchase Facility (as defined below). Additionally, we have an existing effective shelf registration statement that allows us to issue equity, debt or hybrid securities up to $750 million.

Our marketable securities consist of both held-to-maturity and available-for-sale securities. Our held-to-maturity marketable securities consist of both fixed rate and floating rate interest earning securities, primarily debt securities, which may include, among others, United States government and government agency debt, and corporate debt. For those debt securities that we have both the ability and intent to hold to their maturity dates, we classify such debt securities as held-to-maturity. Our holdings in held-to-maturity securities were $482.9 million and $589.4 million at March 31, 2011 and December 31, 2010, respectively. Our marketable securities also include certain debt securities, primarily corporate debt, which we do not have the intent to hold until maturity, and holdings in a fund that invests predominantly in fixed income securities. These marketable securities are classified as available-for-sale and totaled $383.1 million and $379.3 million at March 31, 2011 and December 31, 2010, respectively.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, which expires September 16, 2011 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) and can include other banks that become parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of March 31, 2011, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. At March 31, 2011 and December 31, 2010, we had $6.7 million and $25.4 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at March 31, 2011.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$25,284,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	0.7: 1.0
Adjusted Net Income (minimum)	$1	$6,557,000
Liquidity Test (minimum)	$8,000,000	$31,252,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At March 31, 2011, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three months ended March 31, 2011 and 2010.

Consolidated Cash Flow

During the three months ended March 31, 2011, we used $57.7 million of cash in operating activities, primarily due an increase in our inventory levels through the purchase of 993 lots, partially offset by closing 554 homes. Additionally, we used $13.1 million in cash associated with a reduction in our accrued liabilities as we paid our 2010 bonuses during the 2011 first quarter.

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

We generated $105.0 million in cash from investing activities during the three months ended March 31, 2011, primarily attributable to the maturity and sale of marketable securities that increased our cash by $230.0 million, partially offset by the purchase of $124.5 million of marketable securities. Additionally, we used $0.5 million for the purchase of property and equipment related primarily to our on-going investment in our enterprise resource planning system, which we continued to implement during the quarter.

We used $501.8 million in cash from investing activities during the three months ended March 31, 2010, primarily attributable to purchasing $555.3 million of marketable securities and $2.1 million of property and equipment relating to our new enterprise resource planning system. Our purchases of marketable securities were made seeking greater returns by purchasing certain securities whose original maturities to the Company were longer than three months. These items partially were offset by the $54.0 million of marketable securities that were sold or matured during the three months ended March 31, 2010 and collected $1.7 million associated with our investments in The Reserve’s Primary Fund.

During the three months ended March 31, 2011, we used $30.5 million in cash for financing activities primarily attributable to net payments on our mortgage repurchase facility, which resulted in a use of $18.7 million of cash during the quarter. Additionally, we used $11.8 million associated with a $0.25 per share cash dividend that was declared during the 2011 first quarter.

During the 2010 first quarter, we generated $206.1 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. Partially offsetting this item was: (1) the use of $24.4 million to pay down borrowings on our Mortgage Repurchase Facility; and (2) $11.8 million in dividend payments.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At March 31, 2011, we had deposits of $10.3 million in the form of cash and $5.3 million in the form of letters of credit that were at risk to secure option contracts to purchase lots.

At March 31, 2011, we had outstanding performance bonds and letters of credit totaling approximately $71.7 million and $20.8 million, respectively, including $7.2 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

We have made no material guarantees with respect to third-party obligations.

Contractual Obligations

Our contractual obligations have not changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

IMPACT OF INFLATION, CHANGING PRICES AND ECONOMIC CONDITIONS

The impact of inflation and changing prices have not changed materially from the disclosure in our December 31, 2010 Annual Report on Form 10-K.

OTHER

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, as well as statements made by us in periodic press releases, oral statements made by our officials in the course of presentations about the Company and conference calls in connection with quarterly earnings releases, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding our business, financial condition, results of operation, cash flows, strategies and prospects. These forward-looking statements may be identified by terminology such as “likely,” “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, we cannot guarantee future results. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. Additionally, information about issues that could lead to material changes in performance and risk factors that have the potential to affect us is contained under the caption “Risk Factors Relating to our Business” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the 2010 Annual Report on Form 10-K related to the Company’s exposure to market risk from interest rates.

Item 4.	Controls and Procedures

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Accounting Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective at March 31, 2011.

(b) Changes in internal control over financial reporting - In our California and Nevada homebuilding divisions, we began operating under our new enterprise resource planning (“ERP”) system during the 2011 first quarter. As a result, our financial and operating transactions in those divisions now utilize the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the other homebuilding divisions not currently operating under our new ERP system is scheduled to take place over the course of the next several quarters. There was no other change in our internal control over financial reporting that occurred during the 2011 first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2011 the West Virginia Supreme Court of Appeals declined to enter a writ of prohibition with respect to the trial court’s re-entry of its judgment of default stating that the issues presented are more properly presented on appeal after full development of the record in the lower court.

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

There have been no significant changes in the risk factors previously identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2010. For a more complete discussion of other risk factors that affect our business, see “Risk Factors Relating to our Business” in our Form 10-K for the year ended December 31, 2010, which include the following:

•

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

•	In the ordinary course of business, we are required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and/or cash flows.

•	Further uncertainty in the mortgage lending industry, including repurchase requirements associated with HomeAmerican’s sale of mortgage loans, could negatively impact our results of operations.

•	Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

•

We are utilizing a new enterprise resource planning (“ERP”) system in four of our homebuilding divisions, our Corporate office and our non-homebuilding subsidiaries and, if we encounter significant problems with this implementation or implementation throughout our remaining homebuilding divisions, it could have an adverse impact on our operating activities and/or financial reporting capabilities.

•	Our financial services operations have concentration risks that could impact our results of operations.

•

Our business is subject to numerous federal, local and state laws and regulations concerning land development, construction of homes, sales, mortgage lending, environmental and other aspects of our business. These laws and regulations could give rise to additional liabilities or expenditures, or restrictions on our business.

•	Product liability litigation and warranty claims that arise in the ordinary course of business may be costly.

•	Our income tax provision or benefit and other tax liabilities may be insufficient if taxing authorities are successful in asserting tax positions that are contrary to our position.

•	The homebuilding industry is cyclical and affected by changes in general economic, real estate or other business conditions that could adversely affect our business or financial results.

•	Because of the seasonal nature of our business, our quarterly operating results can fluctuate.

•	Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

•	Natural disasters could cause an increase in home construction costs, as well as delays, and could negatively impact our results of operations.

•	We are dependent on the services of key employees, and the loss of their services could hurt our business.

•	The interests of certain controlling shareholders may be adverse to investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares during the first quarter of 2011. Additionally, there were no sales of unregistered equity securities during the first quarter of 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

On April 27, 2011, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on May 25, 2011 to shareowners of record on May 11, 2011.

Item 6.	Exhibits

10.1	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 202, 2011. *

10.2	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 202, 2011. *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

*	Incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	M.D.C. HOLDINGS, INC. (Registrant)

	By:	/s/ Vilia Valentine
Vilia Valentine, Vice President, Controller and Chief Accounting Officer (principal financial officer and a duly authorized officer)

EXHIBIT INDEX

10.1	M.D.C. Holdings, Inc. 2011 Equity Incentive Plan, effective April 27, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 202, 2011. *

10.2	M.D.C. Holdings, Inc. 2011 Stock Option Plan for Non-Employee Directors effective April 27, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 202, 2011. *

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements, tagged as blocks of text. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.