Form 10-Q
period 2011-06-30
MDC HOLDINGS INC
filed 2011-08-04
CIK 773141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 47,530,000 shares of M.D.C. Holdings, Inc. common stock were outstanding.

M.D.C. HOLDINGS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

ITEM 1.	Unaudited Consolidated Financial Statements

M.D.C. HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$755,835	$572,225
Marketable securities	646,895	968,729
Restricted cash	604	420
Receivables
Home sales receivables	7,797	8,530
Income taxes receivable	-	2,048
Other receivables	8,661	9,432
Mortgage loans held-for-sale, net	39,200	65,114
Inventories, net
Housing completed or under construction	336,514	372,422
Land and land under development	524,234	415,237
Property and equipment, net	38,769	40,826
Deferred tax asset, net of valuation allowance of $252,209 and $231,379at June 30, 2011 and December 31, 2010, respectively	-	-
Related party assets	7,393	7,393
Prepaid expenses and other assets, net	54,402	85,393

Total Assets	$2,420,304	$2,547,769

Liabilities
Accounts payable	$29,108	$35,018
Accrued liabilities	204,890	260,729
Income taxes payable	734	-
Related party liabilities	117	90
Mortgage repurchase facility	8,988	25,434
Senior notes, net	1,243,273	1,242,815

Total Liabilities	1,487,110	1,564,086

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized; 47,530,000 and 47,474,000 issued and outstanding, respectively, at June 30, 2011 and 47,198,000 and 47,142,000 issued and outstanding, respectively,at December 31, 2010	475	472
Additional paid-in-capital	839,964	820,237
Retained earnings	87,198	158,749
Accumulated other comprehensive income	6,216	4,884
Treasury stock, at cost; 56,000 shares at June 30, 2011 and December 31, 2010	(659)	(659)

Total Stockholders’ Equity	933,194	983,683

Total Liabilities and Stockholders’ Equity	$2,420,304	$2,547,769

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue

Home sales revenue	$206,163	$311,276	$369,546	$452,219
Land sales revenue	2,565	5,699	2,769	5,714
Other revenue	6,957	9,355	13,117	15,475

Total Revenue	215,685	326,330	385,432	473,408

Costs and expenses

Home cost of sales	179,097	255,062	320,078	364,452
Land cost of sales	1,741	4,974	1,758	5,165
Asset impairments	9,119	-	9,398	-
Marketing expenses	9,897	11,475	19,730	18,535
Commission expenses	7,456	11,611	13,223	16,740
General and administrative expenses	36,237	44,588	72,989	84,791
Other operating expenses	2,447	529	897	1,020
Related party expenses	28	-	32	9

Total operating costs and expenses	246,022	328,239	438,105	490,712

Loss from operations	(30,337)	(1,909)	(52,673)	(17,304)

Other income (expense)
Interest income	7,872	7,541	15,198	11,969
Interest expense	(7,394)	(9,436)	(16,124)	(19,810)
Other	56	105	92	204

Loss before income taxes	(29,803)	(3,699)	(53,507)	(24,941)

Benefit from income taxes, net	1,823	15	5,648	384

Net loss	$(27,980)	$(3,684)	$(47,859)	$(24,557)

Loss per share

Basic	$(0.60)	$(0.08)	$(1.03)	$(0.53)

Diluted	$(0.60)	$(0.08)	$(1.03)	$(0.53)

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net loss	$(47,859)	$(24,557)
Adjustments to reconcile net loss to net cash used in operating activities
Asset impairments	9,398	-
Stock-based compensation expense	6,680	8,202
Amortization of deferred marketing costs	4,850	5,528
Depreciation and amortization of long-lived assets	3,217	2,573
Write-offs of land option deposits and pre-acquisition costs	2,907	873
Other non-cash (income) expenses	359	322
Net changes in assets and liabilities:
Restricted cash	(184)	(237)
Home sales and other receivables	1,504	(35,608)
Income taxes receivable	17,431	144,503
Mortgage loans held-for-sale	25,914	(49,750)
Housing completed or under construction	51,411	(122,647)
Land and land under development	(107,890)	(105,669)
Prepaid expenses and other assets	(6,226)	(14,629)
Accounts payable	(5,910)	15,801
Accrued liabilities and related party liabilities	(24,859)	(3,639)

Net cash used in operating activities	(69,257)	(178,934)

Investing Activities
Purchase of marketable securities	(404,472)	(722,159)
Maturity of marketable securities	451,000	88,287
Sales of marketable securities	275,726	20,797
Purchase of property and equipment and other	(29,295)	(5,072)

Net cash provided by (used in) investing activities	292,959	(618,147)

Financing Activities
Payment on mortgage repurchase facility	(47,115)	(45,470)
Advances on mortgage repurchase facility	30,669	81,660
Dividend payments	(23,692)	(23,570)
Proceeds from issuance of senior notes	-	242,288
Proceeds from exercise of stock options	46	53

Net cash (used in) provided by financing activities	(40,092)	254,961

Net increase (decrease) in cash and cash equivalents	183,610	(542,120)
Cash and cash equivalents
Beginning of period	572,225	1,234,252

End of period	$755,835	$692,132

The accompanying Notes are an integral part of these Unaudited Consolidated Financial Statements.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The Unaudited Consolidated Financial Statements of M.D.C. Holdings, Inc. (“MDC” or the “Company,” which refers to M.D.C. Holdings, Inc. and its subsidiaries) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of MDC at June 30, 2011 and for all periods presented. These statements should be read in conjunction with MDC’s Consolidated Financial Statements and Notes thereto included in MDC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 11, 2011.

The Consolidated Statements of Operations for the three and six months ended June 30, 2011 and Consolidated Statements of Cash Flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. Refer to the economic conditions described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and “Risk Factors Relating to our Business” in Item 1A of the Company’s December 31, 2010 Annual Report on Form 10-K.

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

Marketable Securities. The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits. As of June 30, 2011 all of the Company’s marketable securities are treated as available-for-sale investments and, as such, the Company has recorded all of its marketable securities at fair value with changes in fair value being recorded as a component of accumulated other comprehensive income during the three and six months ended June 30, 2011. As of December 31, 2010, the Company classified certain marketable securities as held-to-maturity as it had the intent and ability to hold its held-to-maturity investments to maturity at the time of their purchase. In July 2011, the Company sold $100 million of held-to-maturity marketable securities prior to their maturity and, as a result, the Company has re-classified debt securities which were previously accounted for as held-to-maturity as available-for-sale as of June 30, 2011.

The following table sets forth the Company’s amortized cost and fair values of marketable securities, all of which were re-classified from held-to-maturity to available-for-sale (in thousands). The fair values of the Company’s marketable securities are based upon Level 1 and Level 2 fair value inputs.

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Debt securities - maturity less than 1 year	$67,755	$68,303	$469,318	$469,956
Debt securities - maturity 1 to 5 years	120,164	121,556	120,078	121,406

Total	$187,919	$189,859	$589,396	$591,362

The following table sets forth the amortized cost and estimated fair value of the Company’s other available-for-sale marketable securities (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Equity security	$165,064	$166,084	$103,189	$105,304
Debt securities	287,696	290,952	271,260	274,029

Total	$452,760	$457,036	$374,449	$379,333

Mortgage Loans Held-for-Sale, Net. As of June 30, 2011, the primary components of the Company’s mortgage loans held-for-sale that are measured at fair value on a recurring basis are: (1) mortgage loans held-for-sale under commitments to sell; and (2) mortgage loans held-for-sale not under commitments to sell. At June 30, 2011 and December 31, 2010, the Company had $30.3 million and $56.9 million, respectively, of mortgage loans held-for-sale under commitments to sell for which fair value was based upon a Level 2 input being the quoted market prices for those mortgage loans. At June 30, 2011 and December 31, 2010, the Company had $8.9 million and $8.2 million, respectively, of mortgage loans held-for-sale that were not under commitments to sell and, as such, their fair value was based upon Level 2 fair value inputs, primarily estimated market price received from an outside party.

Inventories. The Company records its homebuilding inventory (housing completed or under construction and land and land under development) at fair value only when the undiscounted future cash flow of a subdivision is less than its carrying value. The Company determines the estimated fair value of each subdivision either by: (1) calculating the present value of the estimated future cash flows at discount rates that are commensurate with the risk of the subdivision under evaluation; or (2) assessing what the market value of the land is in its current condition by considering the estimated price a willing buyer would pay for the land (other than in a forced liquidation), and recent land purchase transactions that the Company believes are indicators of fair value. These estimates are dependent on specific market or sub-market conditions for each subdivision. Local market-specific conditions that may impact these estimates for a subdivision include, among other things: (1) forecasted base selling prices and home sales incentives; (2) estimated land development costs and home cost of construction; (3) the current sales pace for active subdivisions; (4) changes by management in the sales strategy of a given subdivision; and (5) the level of competition within a market or sub-market, including publicly available home sales prices and home sales incentives offered by our competitors. The estimated fair values of impaired subdivisions are based upon Level 3 inputs. The fair value of the Company’s inventory that was impaired at June 30, 2011 is as follows (in thousands).

	Land and Land Under Development (Held-for-	Housing Completed or Under Construction (Held-	Total Fair Value of
	Development)	for-Development)	Impaired Inventory
West	$8,084	$6,796	14,880
Mountain	1,202	3,702	4,904
East	-	-	-
Other Homebuilding	201	587	788

Consolidated	$9,487	$11,085	$20,572

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Senior Notes. The following table states the estimated fair values of the Company’s senior notes (in thousands).

	June 30, 2011		December 31, 2010
	Recorded Amount	Estimated Fair Value	Recorded Amount	Estimated Fair Value
7% Senior Notes due 2012	$149,705	$162,000	$149,650	$160,493
5 1/2% Senior Notes due 2013	349,810	374,500	349,748	362,198
5 3/8% Medium Term Senior Notes due 2014	249,351	265,700	249,266	255,683
5 3/8% Medium Term Senior Notes due 2015	249,839	259,050	249,821	251,450
5 3/8% Senior Notes due 2020	244,568	244,525	244,330	244,400

Total	$1,243,273	$1,305,775	$1,242,815	$1,274,224

As further described in Note 16, in July 2011 the Company extinguished a combined $237.0 million of its senior notes due in 2012 and 2013. The estimated fair value of the 7% Senior Notes due 2012 and 5  1/2% Senior Notes due 2013 is based upon Level 1 fair value inputs determined using the price the Company paid to acquire the senior notes. The estimated fair value of the remaining senior notes is based on Level 2 fair value inputs, including market prices of bonds in the homebuilding sector.

3.	Inventory Impairments

The Company’s held-for-development inventory is included as a component of housing completed or under construction and land and land under development in the Consolidated Balance Sheets.

The Company evaluates its held-for-development inventory for impairment at each quarter end. The Company did not have any impairments of its homebuilding inventory during the three and six months ended June 20, 2010. The following table sets forth, by reportable segment, the asset impairments recorded during the three and six months ended June 30, 2011 (in thousands).

	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Land and Land Under Development (Held-for-Development)
West	$5,919	$5,919
Mountain	1,236	1,236
East	285	285
Other Homebuilding	-	-

Subtotal	7,440	7,440

Housing Completed or Under Construction (Held-for-Development)
West	954	954
Mountain	239	239
East	-	-
Other Homebuilding	-	-

Subtotal	1,193	1,193

Other Assets	486	765

Consolidated Asset Impairments	$9,119	$9,398

The Company recorded $9.1 million and $9.4 million of asset impairments during the three and six months ended June 30, 2011 resulting from a decline in the market value of land and homes primarily in our California, Nevada and Utah markets.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

4.	Derivative Financial Instruments

The Company utilizes certain derivative instruments in the normal course of business, which primarily include commitments to originate mortgage loans (interest rate lock commitments or locked pipeline) and forward sales of mortgage-backed securities commitments, both of which typically are short-term in nature. Forward sales securities commitments and private investor sales commitments are utilized to hedge changes in fair value of mortgage loan inventory and commitments to originate mortgage loans. At June 30, 2011, the Company had $130.0 million in interest rate lock commitments and $94.5 million in forward sales of mortgage-backed securities.

The Company records its mortgage loans held-for-sale at fair value to achieve matching of the changes in the fair value of its derivative instruments with the changes in fair values of the loans it is hedging, without having to designate its derivatives as hedging instruments. For forward sales commitments, as well as commitments to originate mortgage loans that are still outstanding at the end of a reporting period, the Company records the fair value of the derivatives in other revenue in the Consolidated Statements of Operations with an offset to either prepaid and other assets or accrued liabilities in the Consolidated Balance Sheets, depending on the nature of the change. The changes in fair value of the Company’s derivatives were not material during the three and six months ended June 30, 2011 and 2010.

5.	Balance Sheet Components

The following table sets for information relating to prepaid expenses and other assets, net (in thousands).

	June 30, 2011	December 31, 2010
Deferred marketing costs	$23,135	$22,736
Land option deposits	11,432	11,606
Goodwill	5,958	-
Deferred debt issue costs, net	4,552	5,021
Prepaid expenses	3,331	5,935
IRS deposit (See Note 13)	-	35,562
Other	5,994	4,533

Total	$54,402	$85,393

The following table sets forth information relating to accrued liabilities (in thousands).

	June 30,	December 31,
	2011	2010
Accrued liabilities
Insurance reserves (see Note 9)	$52,310	$52,901
Warranty reserves (see Note 8)	31,200	34,704
Accrued executive deferred compensation	22,467	20,956
Accrued interest payable	17,807	17,822
Accrued compensation and related expenses	15,609	22,659
Legal accruals (see Note 11)	13,213	14,230
Liability for unrecognized tax benefits (see Note 13)	11,808	55,850
Land development and home construction accruals	11,043	12,450
Customer and escrow deposits	6,631	4,523
Mortgage loan loss reserves (see Note 11)	4,100	6,881
Other accrued liabilities	18,702	17,753

Total accrued liabilities	$204,890	$260,729

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

6.	Loss Per Share

A company that has participating security holders (for example, unvested restricted stock that has nonforfeitable dividend rights) is required to utilize the two-class method for purposes of calculating earnings (loss) per share (“EPS”). The two-class method is an allocation of earnings/(loss) between the holders of common stock and a company’s participating security holders. Under the two-class method, earnings/(loss) for the reporting period are allocated between common shareholders and other security holders, based on their respective rights to receive distributed earnings (i.e. dividends) and undistributed earnings (i.e. net income or loss). Currently, the Company has one class of security and has participating security holders consisting of shareholders of unvested restricted stock. The basic and diluted EPS calculations are shown below (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Basic and Diluted Loss Per Common Share
Net loss	$(27,980)	$(3,684)	$(47,859)	$(24,557)
Less: distributed and undistributed earnings allocated to participating securities	(206)	(135)	(365)	(259)

Net loss attributable to common stockholders	$(28,186)	$(3,819)	$(48,224)	$(24,816)

Basic and diluted weighted-average shares outstanding	46,719	46,617	46,717	46,615
Basic Loss Per Common Share	$(0.60)	$(0.08)	$(1.03)	$(0.53)

Dilutive Loss Per Common Share	$(0.60)	$(0.08)	$(1.03)	$(0.53)

Diluted EPS includes the dilutive effect of common stock equivalents and is computed using the weighted-average number of common stock and common stock equivalents outstanding during the reporting period. Common stock equivalents include stock options and unvested restricted stock. Diluted EPS for the three and six months ending June 30, 2011 and 2010 excluded common stock equivalents because the effect of their inclusion would be anti-dilutive, or would decrease the reported loss per share. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted EPS were 0.4 million shares during the three and six months ended June 30, 2011 and 2010.

7.	Interest Activity

The Company capitalizes interest on its senior notes associated with its qualifying assets, which includes land and land under development that is actively being developed and homes under construction through the completion of construction. When construction of a home is complete, such home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. The Company expensed $7.4 million and $9.4 million of interest primarily associated with interest incurred on its senior notes during the three months ended June 30, 2011 and 2010, respectively, and $16.1 million and $19.8 million during the six months ended June 30, 2011 and 2010, respectively, that could not be capitalized.

Interest activity is shown below (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Interest Incurred
Corporate	$18,084	$18,158	$36,270	$35,089
Financial Services and Other	60	127	123	206

Total interest incurred	$18,144	$18,285	$36,393	$35,295

Total Interest Capitalized
Interest capitalized, beginning of period	$43,762	$31,773	$38,446	$28,339
Interest capitalized	10,750	8,849	20,269	15,485
Previously capitalized interest included in home cost of sales	(5,454)	(8,202)	(9,657)	(11,404)

Interest capitalized, end of period	$49,058	$32,420	$49,058	$32,420

8.	Warranty Reserves

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

The following table summarizes the warranty reserve activity for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$33,615	$54,054	$34,704	$59,022
Expense provisions	1,034	2,220	1,875	3,210
Cash payments	(1,617)	(2,611)	(3,116)	(4,640)
Adjustments	(1,832)	(1,677)	(2,263)	(5,606)

Balance at end of period	$31,200	$51,986	$31,200	$51,986

The favorable warranty adjustments that were recorded as a reduction to home cost of sales in the Consolidated Statements of Operations during the three and six months ended June 30, 2011 and 2010 were primarily the result of a continued favorable trend in the amount of warranty payments incurred on previously closed homes.

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the insurance reserve activity for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$52,031	$51,390	$52,901	$51,606
Expense provisions	587	1,231	1,067	1,814
Cash payments	(656)	(4,309)	(2,006)	(5,108)
Adjustments	348	-	348	-

Balance at end of period	$52,310	$48,312	$52,310	$48,312

10.	Information on Business Segments

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

The Company has identified each homebuilding subdivision as an operating segment as each homebuilding subdivision engages in business activities from which it earns revenue, primarily from the sale of single-family detached homes, generally to first-time and first-time move-up homebuyers. Subdivisions in the reportable segments noted below have been aggregated because they are similar in the following regards: (1) economic characteristics; (2) housing products; (3) class of homebuyer; (4) regulatory environments; and (5) methods used to construct and sell homes. The Company’s homebuilding reportable segments are as follows:

(1)	West (Arizona, California, Nevada and Washington)

(2)	Mountain (Colorado and Utah)

(3)	East (Delaware Valley, Maryland and Virginia)

(4)	Other Homebuilding (Florida and Illinois)

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

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding
West	$69,401	$123,193	$111,884	$180,330
Mountain	78,702	110,112	149,826	156,794
East	51,076	72,657	94,168	104,162
Other Homebuilding	10,949	16,757	20,808	25,793

Total Homebuilding	210,128	322,719	376,686	467,079
Financial Services and Other	6,731	9,143	12,434	14,764
Corporate	-	-	-	-
Intercompany adjustments	(1,174)	(5,532)	(3,688)	(8,435)

Consolidated	$215,685	$326,330	$385,432	$473,408

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding
West	$(11,837)	$6,357	$(16,397)	$8,711
Mountain	(1,204)	4,962	(2,436)	6,132
East	(2,345)	1,455	(4,301)	(64)
Other Homebuilding	(916)	295	(1,692)	(224)

Total Homebuilding	(16,302)	13,069	(24,826)	14,555
Financial Services and Other	3,089	4,089	4,869	5,935
Corporate	(16,590)	(20,857)	(33,550)	(45,431)

Consolidated	$(29,803)	$(3,699)	$(53,507)	$(24,941)

The following table summarizes total assets for each of the Company’s six reportable segments (in thousands). Inter-company adjustments noted in the table below relate to loans from the Company’s Financial Services and Other segment to its Corporate segment. The assets in the Company’s Corporate segment primarily include cash, cash equivalents and marketable securities.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2011	December 31, 2010
Homebuilding
West	$360,939	$300,652
Mountain	308,805	311,833
East	214,246	188,693
Other Homebuilding	37,146	40,554

Total Homebuilding	921,136	841,732
Financial Services and Other	112,113	135,286
Corporate	1,390,811	1,573,408
Intercompany adjustments	(3,756)	(2,657)

Consolidated	$2,420,304	$2,547,769

The following table summarizes depreciation and amortization of long-lived assets and amortization of deferred marketing costs for each of the Company’s six reportable segments (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Homebuilding
West	$1,241	$2,211	$2,121	$3,285
Mountain	928	1,091	1,761	1,554
East	602	639	1,046	951
Other Homebuilding	189	237	399	398

Total Homebuilding	2,960	4,178	5,327	6,188
Financial Services and Other	157	170	330	339
Corporate	1,221	821	2,410	1,574

Consolidated	$4,338	$5,169	$8,067	$8,101

11.	Commitments and Contingencies

The Company often is required to obtain bonds and letters of credit in support of its obligations for land development and subdivision improvements, homeowner association dues and start-up expenses, warranty work, contractor license fees and earnest money deposits. At June 30, 2011 the Company had issued and outstanding performance bonds and letters of credit totaling $74.4 million and $22.9 million, respectively, including $9.1 million in letters of credit issued by HomeAmerican. In the event any such bonds or letters of credit issued by third parties are called, MDC could be obligated to reimburse the issuer of the bond or letter of credit.

Mortgage Loan Loss Reserves. In the normal course of business, the Company establishes reserves for potential losses associated with HomeAmerican’s sale of mortgage loans to third-parties. These reserves are created to address repurchase and indemnity claims by third-party purchasers of the mortgage loans, which claims arise primarily out of allegations of homebuyer fraud at the time of origination of the loan. These reserves are based upon, among other matters: (1) pending claims received from third-party purchasers associated with previously sold mortgage loans; (2) a current assessment of the potential exposure associated with future claims of homebuyer fraud in mortgage loans originated in prior periods; and (3) historical loss experience. During 2011, HomeAmerican reached settlements associated with claims and potential claims to repurchase certain previously sold mortgage loans. Primarily as a result of these settlements, the Company increased its estimated mortgage loan loss reserve by $1.3 million during the six months ended June 30, 2011. The Company’s mortgage loan reserves are reflected as a component of accrued liabilities in the Consolidated Balance Sheets, and the associated expenses are included as a component of general and administrative expenses in the Consolidated Statements of Operations.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

The following table summarizes the mortgage loan loss reserve activity for the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$7,636	$8,241	$6,881	$9,641
Expense provisions	-	-	-	-
Cash payments	(3,871)	(172)	(4,078)	(1,572)
Adjustments	335	-	1,297	-

Balance at end of period	$4,100	$8,069	$4,100	$8,069

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

The Company has accrued for losses that may be incurred with respect to legal claims based upon information provided to it by its legal counsel, including counsels’ on-going evaluation of the merits of the claims and defenses. Due to uncertainties in the estimation process, actual results could vary from those accruals. The Company had legal accruals of $13.2 million and $14.2 million at June 30, 2011 and December 31, 2010, respectively.

12.	Line of Credit and Total Debt Obligations

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement (the “Mortgage Repurchase Facility”) with U.S. Bank National Association (“USBNA”), which may include other banks that become parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. The Mortgage Repurchase Facility is accounted for as a debt financing arrangement. Accordingly, at June 30, 2011 and December 31, 2010, amounts advanced under the Mortgage Repurchase Facility, which were used to finance mortgage loan originations, have been reported as a liability in Mortgage Repurchase Facility in the Consolidated Balance Sheets. At June 30, 2011 and December 31, 2010, the Company had $9.0 million and $25.4 million, respectively, of mortgage loans that it was obligated to repurchase under the Mortgage Repurchase Facility.

The Company’s senior notes are not secured and, while the senior note indentures contain some restrictions on secured debt and other transactions, they do not contain financial covenants. The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by most of its homebuilding segment subsidiaries.

The Company’s debt obligations at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
7% Senior Notes due 2012	$149,705	$149,650
5 1/2% Senior Notes due 2013	349,810	349,748
5 3/8% Medium-Term Senior Notes due 2014	249,351	249,266
5 3/8% Medium-Term Senior Notes due 2015	249,839	249,821
5 3/8% Senior Notes due 2020	244,568	244,330

Total Senior Notes, net	1,243,273	1,242,815
Mortgage repurchase facility	8,988	25,434

Total Debt	$1,252,261	$1,268,249

As further described in Note 16, in July 2011 the Company extinguished a combined $237.0 million of the senior notes due in 2012 and 2013.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

13.	Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefits of $1.8 million and $5.6 million during the three and six months ended June 30, 2011, respectively, resulted primarily from the Company’s 2011 second quarter settlement of various state income tax matters and the Company’s 2011 first quarter settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns. The Company’s income tax benefits during the three and six months ended June 30, 2010 were not material to the Company’s results of operations.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. The Company’s liability for unrecognized tax benefits was $11.8 million and $55.9 million at June 30, 2011 and December 31, 2010, respectively. This decrease resulted primarily from the Company’s settlement with the IRS on the audit of its 2004 and 2005 federal income tax returns and settlement of various state income tax matters.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at June 30, 2011 (per the table below) resulted primarily from an increase in the Company’s net operating loss carry forwards.

A valuation allowance is recorded against a deferred tax asset if, based on the weight of available evidence, it is more-likely-than-not (a likelihood of more than 50%) that some portion, or all, of the deferred tax asset will not be realized. At June 30, 2011 and December 31, 2010, the Company had a full valuation allowance recorded against its net deferred tax assets. The Company’s future realization of its deferred tax assets ultimately depends upon the existence of sufficient taxable income in the carryback or carryforward periods under the tax laws. The Company will continue analyzing, in subsequent reporting periods, the positive and negative evidence in determining the expected realization of its deferred tax assets.

The tax effects of significant temporary differences that give rise to the net deferred tax asset are as follows (in thousands).

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2011	December 31, 2010
Deferred tax assets
Federal net operating loss carryforward	$98,854	$73,189
State net operating loss carryforward	49,485	47,041
Asset impairment charges	38,307	46,118
Warranty, litigation and other reserves	24,641	27,635
Stock-based compensation expense	25,124	22,777
Alternative minimum tax and other tax credit carryforwards	10,296	10,296
Accrued liabilities	10,529	9,789
Inventory, additional costs capitalized for tax purposes	5,368	5,368
Property, equipment and other assets, net	1,761	1,773
Charitable contribution on carryforward	946	938
Deferred revenue	293	326

Total deferred tax assets	265,604	245,250
Valuation allowance	(252,209)	(231,379)

Total deferred tax assets, net of valuation allowance	13,395	13,871

Deferred tax liabilities
Deferred revenue	5,731	6,401
Unrealized gain	2,393	1,880
Inventory, additional costs capitalized for financial statement purposes	580	604
Accrued liabilities	383	713
Other, net	4,308	4,273

Total deferred tax liabilities	13,395	13,871

Net deferred tax asset	$-	$-

14.	Variable Interest Entities

In the normal course of business, the Company enters into lot option purchase contracts (“Option Contracts”), generally through a deposit of cash or letter of credit, for the right to purchase land or lots at a future point in time with predetermined terms. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. The Company’s obligation with respect to Option Contracts generally is limited to forfeiture of the related cash deposits and/or letters of credit. At June 30, 2011, the Company had cash deposits and letters of credit of $10.5 million and $6.7 million, respectively, at risk associated with 2,957 lots under Option Contracts.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

15.	Other Comprehensive Loss

Total other comprehensive loss includes net loss and unrealized holding gains or losses on the Company’s available-for-sale marketable securities. The following table sets forth the Company’s other comprehensive loss during the three and six months ended June 30, 2011 and 2010 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(27,980)	$(3,684)	$(47,859)	$(24,557)
Unrealized holding (loss) gain	(1,971)	(2,448)	1,332	(1,294)

Total other comprehensive loss	$(29,951)	$(6,132)	$(46,527)	$(25,851)

16.	Subsequent Events

In July 2011, the Company completed a debt tender offer purchasing $63.7 million of its 7% Senior Notes due 2012 and $173.3 million of its 5 1/2% Senior Notes due 2013. The Company paid $256.7 million, including interest and fees, for the acquired notes and, as a result of the tender, the Company will record an $18.6 million charge associated with the extinguishment of debt during the 2011 third quarter.

In July 2011, the Company sold $100 million of marketable securities, which it previously accounted for as held-to-maturity securities, at a gain of $1.2 million.

17.	Supplemental Guarantor Information

The Company’s senior notes are fully and unconditionally guaranteed on an unsecured basis, jointly and severally, by the following subsidiaries (collectively, the “Guarantor Subsidiaries”), which are 100%-owned subsidiaries of the Company.

•	M.D.C. Land Corporation
•	RAH of Florida, Inc.
•	Richmond American Construction, Inc.
•	Richmond American Homes of Arizona, Inc.
•	Richmond American Homes of Colorado, Inc.
•	Richmond American Homes of Delaware, Inc.
•	Richmond American Homes of Florida, LP
•	Richmond American Homes of Illinois, Inc.
•	Richmond American Homes of Maryland, Inc.
•	Richmond American Homes of Nevada, Inc.
•	Richmond American Homes of New Jersey, Inc.
•	Richmond American Homes of Pennsylvania, Inc.
•	Richmond American Homes of Utah, Inc.
•	Richmond American Homes of Virginia, Inc.

Subsidiaries that do not guarantee the Company’s senior notes (collectively, the “Non-Guarantor Subsidiaries”) primarily include:

•	American Home Insurance
•	American Home Title
•	HomeAmerican
•	StarAmerican
•	Allegiant
•	Richmond American Homes of West Virginia, Inc.
•	Richmond American Homes of Washington, Inc.

The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

June 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$718,010	$3,022	$34,803	$-	$755,835
Marketable securities	615,892	-	31,003	-	646,895
Restricted cash	-	604	-	-	604
Receivables	8,572	5,666	4,877	(2,657)	16,458
Mortgage loans held-for-sale, net	-	-	39,200	-	39,200
Inventories, net
Housing completed or under construction	-	319,951	16,563	-	336,514
Land and land underdevelopment	-	514,634	9,600	-	524,234
Investment in subsidiaries	122,483	-	-	(122,483)	-
Other assets, net	48,334	42,106	11,223	(1,099)	100,564

Total Assets	$1,513,291	$885,983	$147,269	$(126,239)	$2,420,304

Liabilities
Accounts payable and related party liabilities	$2,768	$26,106	$3,008	$(2,657)	$29,225
Accrued liabilities	85,099	56,992	64,632	(1,099)	205,624
Advances and notes payable to parent and subsidiaries	(751,043)	744,688	6,355	-	-
Mortgage repurchase facility	-	-	8,988	-	8,988
Senior notes, net	1,243,273	-	-	-	1,243,273

Total Liabilities	580,097	827,786	82,983	(3,756)	1,487,110

Stockholders’ Equity	933,194	58,197	64,286	(122,483)	933,194

Total Liabilities and Stockholders’ Equity	$1,513,291	$885,983	$147,269	$(126,239)	$2,420,304

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Balance Sheet

December 31, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Assets
Cash and cash equivalents	$535,035	$4,287	$32,903	$-	$572,225
Marketable securities	938,471	-	30,258	-	968,729
Restricted cash	-	420	-	-	420
Receivables	14,402	8,071	194	(2,657)	20,010
Mortgage loans held-for-sale, net	-	-	65,114	-	65,114
Inventories, net
Housing completed or under construction	-	372,422	-	-	372,422
Land and land underdevelopment	-	415,237	-	-	415,237
Investment in subsidiaries	110,065	-	-	(110,065)	-
Other assets, net	88,267	42,288	3,057	-	133,612

Total Assets	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

Liabilities
Accounts payable and related party liabilities	$2,747	$34,553	$465	$(2,657)	$35,108
Accrued liabilities	130,960	65,622	64,147	-	260,729
Advances and notes payable to parent and subsidiaries	(673,965)	671,190	2,775	-	-
Mortgage repurchase facility	-	-	25,434	-	25,434
Senior notes, net	1,242,815	-	-	-	1,242,815

Total Liabilities	702,557	771,365	92,821	(2,657)	1,564,086

Stockholders’ Equity	983,683	71,360	38,705	(110,065)	983,683

Total Liabilities and Stockholders’ Equity	$1,686,240	$842,725	$131,526	$(112,722)	$2,547,769

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$193,554	$13,783	$(1,174)	$206,163
Land sales and other revenue	-	2,730	6,792	-	9,522
Equity in (loss) income of subsidiaries	(13,221)	-	-	13,221	-

Total revenue	(13,221)	196,284	20,575	12,047	215,685

Costs and Expenses
Home cost of sales	-	168,000	12,271	(1,174)	179,097
Asset impairments	-	9,119	-	-	9,119
Marketing and commission expenses	-	16,487	866	-	17,353
General and administrative and other expenses	16,251	18,672	5,530	-	40,453

Total operating costs and expenses	16,251	212,278	18,667	(1,174)	246,022

(Loss) income from operations	(29,472)	(15,994)	1,908	13,221	(30,337)
Other (expense) income	(337)	41	830	-	534

(Loss) income before income taxes	(29,809)	(15,953)	2,738	13,221	(29,803)
Benefit from (provision for) income taxes	1,829	1,208	(1,214)	-	1,823

Net (loss) income	$(27,980)	$(14,745)	$1,524	$13,221	$(27,980)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Three Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue

Home sales revenue	$-	$316,809	$-	$(5,533)	$311,276
Land sales and other revenue	-	5,910	9,144	-	15,054
Equity in (loss) income of subsidiaries	15,307	-	-	(15,307)	-

Total revenue	15,307	322,719	9,144	(20,840)	326,330

Costs and Expenses
Home cost of sales	-	260,614	(19)	(5,533)	255,062
Asset impairments	-	-	-	-	-
Marketing and commission expenses	-	23,086	-	-	23,086
General and administrative and other expenses	18,607	25,828	5,656	-	50,091

Total operating costs and expenses	18,607	309,528	5,637	(5,533)	328,239

(Loss) income from operations	(3,300)	13,191	3,507	(15,307)	(1,909)
Other (expense) income	(2,422)	28	604	-	(1,790)

(Loss) income before income taxes	(5,722)	13,219	4,111	(15,307)	(3,699)
Benefit from (provision for) income taxes	2,038	(245)	(1,778)	-	15

Net (loss) income	$(3,684)	$12,974	$2,333	$(15,307)	$(3,684)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2011

(In thousands)

Revenue	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Home sales revenue	$-	$359,451	$13,783	$(3,688)	$369,546
Land sales and other revenue	-	3,391	12,495	-	15,886
Equity in (loss) income of subsidiaries	(19,273)	-	-	19,273	-

Total revenue	(19,273)	362,842	26,278	15,585	385,432

Costs and Expenses
Home cost of sales	-	311,495	12,271	(3,688)	320,078
Asset impairments	-	9,398	-	-	9,398
Marketing and commission expenses	-	32,087	866	-	32,953
General and administrative and other expenses	31,019	34,429	10,228	-	75,676

Total operating costs and expenses	31,019	387,409	23,365	(3,688)	438,105

(Loss) income from operations	(50,292)	(24,567)	2,913	19,273	(52,673)
Other (expense) income	(2,528)	83	1,611	-	(834)

(Loss) income before income taxes	(52,820)	(24,484)	4,524	19,273	(53,507)
Benefit from (provision for) income taxes	4,961	2,584	(1,897)	-	5,648

Net (loss) income	$(47,859)	$(21,900)	$2,627	$19,273	$(47,859)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Operations

Six Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Revenue
Home sales revenue	$-	$460,655	$-	$(8,436)	$452,219
Land sales and other revenue	-	6,424	14,765	-	21,189
Equity in (loss) income of subsidiaries	17,661	-	-	(17,661)	-

Total revenue	17,661	467,079	14,765	(26,097)	473,408

Costs and Expenses
Home cost of sales	-	372,925	(37)	(8,436)	364,452
Asset impairments	-	-	-	-	-
Marketing and commission expenses	-	35,275	-	-	35,275
General and administrative and other expenses	36,789	44,451	9,745	-	90,985

Total operating costs and expenses	36,789	452,651	9,708	(8,436)	490,712

(Loss) income from operations	(19,128)	14,428	5,057	(17,661)	(17,304)
Other (expense) income	(8,630)	76	917	-	(7,637)

(Loss) income before income taxes	(27,758)	14,504	5,974	(17,661)	(24,941)
Benefit from (provision for) income taxes	3,201	(223)	(2,594)	-	384

Net (loss) income	$(24,557)	$14,281	$3,380	$(17,661)	$(24,557)

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2011

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash (used in) provided by operating activities	$(25,813)	$(83,489)	$20,772	$19,273	$(69,257)

Net cash provided by (used in) investing activities	321,930	(11)	(28,960)	-	292,959

Financing activities
(Advances to) payments from subsidiaries	(89,496)	82,235	26,534	(19,273)	-
Mortgage repurchase facility	-	-	(16,446)	-	(16,446)
Dividend payments	(23,692)	-	-	-	(23,692)
Proceeds from exercise of stock options	46	-	-	-	46

Net cash (used in) provided by financing activities	(113,142)	82,235	10,088	(19,273)	(40,092)

Net increase (decrease) in cash and cash equivalents	182,975	(1,265)	1,900	-	183,610
Cash and cash equivalents
Beginning of period	535,035	4,287	32,903	-	572,225

End of period	$718,010	$3,022	$34,803	$-	$755,835

M.D.C. HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements (Continued)

Supplemental Condensed Combining Statements of Cash Flows

Six Months Ended June 30, 2010

(In thousands)

	MDC	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated MDC
Net cash provided by (used in) operating activities	$71,574	$(225,398)	$(7,449)	$(17,661)	$(178,934)

Net cash used in investing activities	(588,283)	(454)	(29,410)	-	(618,147)

Financing activities
(Advances to) payments from subsidiaries	(256,944)	228,079	11,204	17,661	-
Proceeds from issuance of senior notes, net	242,288	-	-	-	242,288
Mortgage repurchase facility	-	-	36,190	-	36,190
Dividend payments	(23,570)	-	-	-	(23,570)
Proceeds from exercise of stock options	53	-	-	-	53

Net cash (used in) provided by financing activities	(38,173)	228,079	47,394	17,661	254,961

Net (decrease) increase in cash and cash equivalents	(554,882)	2,227	10,535	-	(542,120)
Cash and cash equivalents
Beginning of period	1,210,123	3,258	20,871	-	1,234,252

End of period	$655,241	$5,485	$31,406	$-	$692,132

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTRODUCTION

M.D.C. Holdings, Inc. is a Delaware corporation. We refer to M.D.C. Holdings, Inc. as the “Company,” “MDC,” “we” or “our” in this Quarterly Report on Form 10-Q, and these designations include our subsidiaries unless we state otherwise. We have two primary operations, homebuilding and financial services. Our homebuilding operations consist of wholly-owned subsidiary companies that generally purchase finished lots for the construction and sale of single-family detached homes to first-time and first-time move-up homebuyers under the name “Richmond American Homes.” Our homebuilding operations are comprised of many homebuilding subdivisions that we consider to be our operating segments. Homebuilding subdivisions in a given market are aggregated into reportable segments as follows: (1) West (Arizona, California, Nevada and Washington); (2) Mountain (Colorado and Utah); (3) East (Maryland, which includes Maryland, Pennsylvania, Delaware and New Jersey, and Virginia, which includes Virginia and West Virginia); and (4) Other Homebuilding (Florida and Illinois).

Our Financial Services and Other segment consists of HomeAmerican Mortgage Corporation (“HomeAmerican”), which originates mortgage loans, primarily for our homebuyers, American Home Insurance Agency, Inc. (“American Home Insurance”), which offers third-party insurance products to our homebuyers, and American Home Title and Escrow Company (“American Home Title”), which provides title agency services to the Company and our homebuyers in Colorado, Florida, Illinois, Maryland, Nevada and Virginia. This segment also includes Allegiant Insurance Company, Inc., A Risk Retention Group (“Allegiant”), which provides insurance coverage primarily to our homebuilding subsidiaries and certain subcontractors for homes sold by our homebuilding subsidiaries and for work performed in completed subdivisions, and StarAmerican Insurance Ltd. (“StarAmerican”), a Hawaii corporation and a wholly-owned subsidiary of MDC which is a re-insurer of Allegiant claims.

EXECUTIVE SUMMARY

During the first six months of 2011, we continued to be faced with challenges in the homebuilding industry including: (1) high levels of existing home inventories; (2) significant competition for new home orders and acquisition of finished lots; (3) low consumer confidence; and (4) high unemployment levels. These conditions reflect a further extension of the housing market downturn and it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustainable recovery. As a result of these difficult market conditions and without the benefit of a federal homebuyer tax credit (which required the sale of homes to be completed by April 30, 2010), we experienced a 9% reduction in net home orders during the six months ended June 30, 2011 compared with the same period during 2010. However, despite the challenging 2011 homebuilding environment, we did experience a 5% increase in sold homes during the three months ended June 30, 2011, compared with the same period in 2010, primarily attributable to increased subdivisions and results from a sales promotion that took place during the 2011 second quarter. The difficulties in the homebuilding market during the three and six months ended June 30, 2011 also contributed to a sharp reduction in our Home Gross Margins (as defined below) and $9.4 million of asset impairments during the first six months of 2011, which contributed to our reported loss before income taxes during the three and six months ended June 30, 2011 of $28.0 million and $47.9 million, respectively, compared with $3.7 million and $24.6 million during the same periods in 2010.

Our Home Gross Margins decreased to 13.1% and 13.4% during the three and six months ended June 30, 2011, respectively, from 18.1% and 19.4% during the three and six months ended June 30, 2010, respectively. Contributing to the declines in Home Gross Margins was the impact of very competitive pricing for new home orders designed to generate sales velocity. During the first six months of 2010, we had increased our supply of unsold inventory under construction at the frame and foundation stage in anticipation of increased demand from the federal homebuyer tax credit. However, following expiration of the federal homebuyer tax credit, sales of new homes significantly deteriorated. Accordingly, and coupled with an increase in the Cancellation Rate (as defined below) during the 2010 fourth quarter, we ended the 2010 year with a significant number of unsold homes under construction. Therefore, during the first six months of 2011, we focused on selling and closing unsold homes under construction, which decreased to 496 units at June 30, 2011 from 944 units at December 31, 2010. Our Home Gross Margins were also negatively impacted by an increase in our land costs, as the market for acquiring finished residential lots remained very competitive despite the continuing overall weakness in the market for new homes.

On the expense side of our business, we incurred asset impairments of $9.4 million during the first six months of 2011, with $9.1 million coming during the 2011 second quarter. These asset impairments resulted from a decline in the market value of land and homes primarily in our California, Nevada and Utah markets. We saw a decrease of $5.7 million and $2.3 million in marketing and commission expenses during the three and six months ended June 30, 2011, compared with the same periods in 2010, generally attributable to closing fewer homes during the 2011 periods. Additionally, we experienced an $8.4 million and $11.8 million decrease in our general and administrative expenses during the three and six months ended June 30, 2011, compared with the same periods in 2010, primarily due to lower costs associated with legal-related matters and employee compensation related costs. During the three months ended June 30, 2011, we had net interest income of $0.5 million compared to net interest expense of $1.9 million during the same period in 2010. We had net interest expense of $0.9 million during the six months ended June 30, 2011, compared to $7.8 million during the same period in 2010. The improvement during the 2011 periods primarily related to obtaining better returns on our marketable securities and capitalizing interest incurred to our inventory during the first six months of 2011 compared with the same period in 2010.

During the first six months of 2011 we focused on: (1) decreasing expenses, including general and administrative costs and interest costs; (2) market share expansion; and (3) new market entry. We added to our 2010 fourth quarter efforts to reduce general and administrative expenses by reducing our headcount by approximately 10% during the 2011 second quarter. On July 7, 2011, we completed a debt tender offer extinguishing $237.0 million of our senior notes. Also, we took steps designed to increase market share in existing markets through additional investments in our homebuilding operations. On April 28, 2011, we entered the Seattle/Tacoma market through the purchase of substantially all of the homebuilding assets of SDC Homes and certain affiliated entities. Assets acquired included approximately 280 owned lots in various stages of construction, in 11 communities. Based on our acquisition activity in 2011 we increased our active subdivision (as defined below) count to 176 at June 30, 2011, a 19% increase from December 31, 2010. We also have an additional 45 subdivisions that we expect will be active in the near term, partially offset by 30 currently active subdivisions that we expect to be inactive in the near term.

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

Results of Operations

The following discussion compares results for the three and six months ended June 30, 2011 with the three and six months ended June 30, 2010.

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

The table below summarizes home sales revenue by reportable segment (dollars in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
West	$66,951	$117,752	$(50,801)	-43%
Mountain	78,415	110,072	(31,657)	-29%
East	51,049	72,622	(21,573)	-30%
Other Homebuilding	10,922	16,362	(5,440)	-33%

Total Homebuilding	207,337	316,808	(109,471)	-35%

Intercompany	(1,174)	(5,532)	4,358	79%

Consolidated	$206,163	$311,276	$(105,113)	-34%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
West	$109,344	$174,479	$(65,135)	-37%
Mountain	149,163	156,671	(7,508)	-5%
East	93,959	104,108	(10,149)	-10%
Other Homebuilding	20,768	25,396	(4,628)	-18%

Total Homebuilding	373,234	460,654	(87,420)	-19%

Intercompany	(3,688)	(8,435)	4,747	56%

Consolidated	$369,546	$452,219	$(82,673)	-18%

The decline in home sales revenue during the three months ended June 30, 2011 for our West segment was primarily driven by closing 291 fewer homes in the Arizona, California and Nevada markets of this segment as this resulted in home sales revenue decreasing by $56.5 million and $8.1 million associated with the decrease in the average selling prices of homes in the markets of this segment, primarily California. This was partially offset by the impact of closing 51 homes in our new Washington market, which generated $13.8 million of home sales revenue during the 2011 second quarter. In our Mountain segment, the impact of closing 129 fewer homes resulted in a $36.8 million reduction in home sales revenue. This was partially offset by a $29,000 increase in the average selling price of closed homes in the Colorado market.

The decline in home sales revenue during the three months ended June 30, 2011 for our East segment was primarily driven by closing 38 fewer homes in the Maryland market of this segment as this resulted in home sales revenue decreasing by $17.6 million and $5.9 million associated with the decrease in the average selling prices of homes in the markets of this segment. In our Other Homebuilding segment, the impact of closing 23 fewer homes resulted in a $5.5 million reduction in home sales revenue.

The decline in home sales revenue during the six months ended June 30, 2011 for our West segment was primarily driven by closing 352 fewer homes in the Arizona, California and Nevada markets of this segment as this resulted in home sales revenue decreasing by $68.2 million and $10.7 million associated with the decrease in the average selling prices of homes, primarily from the California market. This was partially offset by the impact of closing 51 homes in our new Washington market, which generated $13.8 million of home sales revenue. In our Mountain segment, the impact of closing 69 fewer homes resulted in an $18.7 million reduction in home sales revenue. This was partially offset by a $32,300 increase in the average selling price of closed homes in the Colorado market.

The decline in home sales revenue during the six months ended June 30, 2011 for our East segment was primarily driven primarily by an $8.5 million decrease associated with the declines in the average selling prices of homes in the markets of this segment. In our Other Homebuilding segment, the impact of closing 21 fewer homes resulted in a $4.9 million reduction in home sales revenue.

Home Gross Margins. We define “Home Gross Margins” to mean home sales revenue less home cost of sales as a percent of home sales revenue.

The following table sets forth our Home Gross Margins by reportable segment.

	Three Months
	Ended June 30,
	2011	2010	Change
Homebuilding
West	15.5%	20.0%	-4.5%
Mountain	12.9%	15.6%	-2.7%
East	10.4%	16.9%	-6.5%
Other Homebuilding	11.4%	19.9%	-8.5%

Consolidated	13.1%	18.1%	-5.0%

	Six Months
	Ended June 30,
	2011	2010	Change
Homebuilding
West	16.7%	22.1%	-5.4%
Mountain	12.4%	16.5%	-4.1%
East	10.6%	17.2%	-6.6%
Other Homebuilding	13.5%	21.4%	-7.9%

Consolidated	13.4%	19.4%	-6.0%

Home Gross Margins can be impacted positively or negatively in a reporting period by adjustments to our warranty reserves. During the three and six months ended June 30, 2011 and 2010, we continued to experience lower warranty payments on previously closed homes. As a result of favorable warranty payment experience relative to our estimates at the time of home closing, we recorded adjustments to reduce our warranty reserve of $1.8 million and $2.3 million during the three and six months ended June 30, 2011, respectively, and $1.7 million and $5.6 million during the three and six months ended June 30, 2010, respectively.

The following table sets forth our Home Gross Margins excluding warranty adjustments and interest in home cost of sales during the three and six months ended June 30, 2011 and 2010.

	Three Months
	Ended June 30,
	2011	2010	Change
West	16.7%	21.8%	-5.1%
Mountain	14.2%	17.9%	-3.7%
East	13.9%	19.2%	-5.3%
Other	11.7%	20.8%	-9.1%

Consolidated	14.9%	20.2%	-5.3%

	Six Months
	Ended June 30,
	2011	2010	Change
West	18.3%	22.6%	-4.3%
Mountain	14.2%	18.4%	-4.2%
East	13.6%	19.3%	-5.7%
Other	14.2%	21.1%	-6.9%

Consolidated	15.4%	20.7%	-5.3%

Home Gross Margins, excluding warranty and interest, decreased on a consolidated basis during the three and six months ended June 30, 2011 primarily due to: (1) accepting new home orders with lower Home Gross Margins designed to generate sales velocity in order to reduce our excess supply of unsold homes under construction; and (2) an increase in our land costs as the demand for finished residential lots has been very competitive despite the continuing overall weakness in the market for new homes. During the first quarter of 2010, we had increased our supply of unsold inventory under construction at the frame and foundation stage in anticipation of increased demand from the federal homebuyer tax credit. However, following expiration of the federal homebuyer tax credit, sales of new homes significantly deteriorated. Accordingly, and coupled with an increase in the Cancellation Rate (as defined below) during the 2010 fourth quarter, we ended the 2010 year with a significant number of unsold homes under construction. As a result of our effort to reduce the number of unsold homes under construction, a higher percentage of our 2011 homes closed were homes under construction, compared with the same periods in 2010. Generally homes sold as a dirt start yield a higher Home Gross Margin than homes under construction.

Future Home Gross Margins may be impacted negatively by, among other things: (1) a weaker economic environment as well as homebuyers’ reluctance to purchase new homes based on concerns about employment conditions; (2) increases in the costs of finished lots; (3) continued and/or increases in home foreclosure levels; (4) on-going tightening of mortgage loan origination requirements; (5) increased competition and increases in the level of home order cancellations, which could affect our ability to maintain existing home prices and/or home sales incentive levels; (6) deterioration in the demand for new homes in our markets; (7) fluctuating energy costs, including oil and gasoline; (8) increases in the costs of subcontracted labor, finished lots, building materials, and other resources, to the extent that market conditions prevent the recovery of increased costs through higher selling prices; (9) increases in interest expense included in home cost of sales; (10) changes in our warranty payment experiences and/or increases in warranty expenses or litigation expenses associated with construction defect claims; and (11) other general risk factors. See “Forward-Looking Statements” above.

The following table sets forth by reportable segment a reconciliation of our home cost of sales, as reported, to home cost of sales excluding warranty adjustments and interest in home cost of sales, which is used in the calculation of Home Gross Margins, excluding warranty adjustments and interest in home cost of sales (dollars in thousands).

Three Months Ended June 30, 2011	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales - Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
West	$66,951	$56,592	$(1,015)	$1,830	$55,777	16.7%
Mountain	78,415	68,276	(919)	1,913	67,282	14.2%
East	51,049	45,725	260	1,520	43,945	13.9%
Other	10,922	9,678	(158)	191	9,645	11.7%
Intercompany	(1,174)	(1,174)	—	—	(1,174)	N/A

Consolidated	$206,163	$179,097	$(1,832)	$5,454	$175,475	14.9%

Three Months Ended June 30, 2010
West	$117,752	$94,218	$(1,255)	$3,387	$92,086	21.8%
Mountain	110,072	92,926	119	2,492	90,315	17.9%
East	72,622	60,339	(374)	2,004	58,709	19.2%
Other	16,362	13,111	(167)	319	12,959	20.8%
Intercompany	(5,532)	(5,532)	—	—	(5,532)	N/A

Consolidated	$311,276	$255,062	$(1,677)	$8,202	$248,537	20.2%

Six Months Ended June 30, 2011	Home Sales Revenue - As reported	Home Cost of Sales - As reported	Warranty Adjustments	Interest in Cost of Sales	Home Cost of Sales -Excluding Warranty Adjustments and Interest	Home Gross Margins - Excluding Warranty Adjustments and Interest
West	$109,344	$91,113	$(1,218)	$3,000	$89,331	18.3%
Mountain	149,163	130,652	(1,099)	3,726	128,025	14.2%
East	93,959	84,036	243	2,590	81,203	13.6%
Other	20,768	17,965	(189)	341	17,813	14.2%
Intercompany	(3,688)	(3,688)	—	—	(3,688)	N/A

Consolidated	$369,546	$320,078	$(2,263)	$9,657	$312,684	15.4%

Six Months Ended June 30, 2010
West	$174,479	$135,963	$(3,827)	$4,715	$135,075	22.6%
Mountain	156,671	130,805	(681)	3,566	127,920	18.4%
East	104,108	86,156	(570)	2,661	84,065	19.3%
Other	25,396	19,963	(528)	462	20,029	21.1%
Intercompany	(8,435)	(8,435)	—	—	(8,435)	N/A

Consolidated	$452,219	$364,452	$(5,606)	$11,404	$358,654	20.7%

Home Gross Margins excluding the impact of warranty adjustments and interest in home cost of sales is a non-GAAP financial measure. We believe this information is meaningful as it isolates the impact that warranty adjustments and interest have on our Home Gross Margins.

Land Sales Revenue. Land sales revenue was not material during the three and six months ended June 30, 2011. Land sales revenue during the three and six months ended June 30, 2010 was $5.7 million and related to the sale of 106 lots, primarily in our West segment.

Other Revenue. Gains on the sale of mortgage loans primarily represent revenue earned by HomeAmerican from the sale of HomeAmerican’s originated mortgage loans to third-parties. Insurance revenue primarily represents premiums collected by StarAmerican and Allegiant from our homebuilding subcontractors in connection with the construction of homes. Title and other revenue primarily consist of forfeitures of homebuyer deposits on home sales contracts and revenue associated with our American Home Title operations.

The table below sets forth the components of other revenue (dollars in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Gains on sales of mortgage loans	$4,292	$6,593	$(2,301)	-35%
Insurance revenue	1,992	1,888	104	6%
Title and other revenue	673	874	(201)	-23%

Total other revenue	$6,957	$9,355	$(2,398)	-26%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Gains on sales of mortgage loans	$8,615	$10,603	$(1,988)	-19%
Insurance revenue	2,980	3,177	(197)	-6%
Title and other revenue	1,522	1,695	(173)	-10%

Total other revenue	$13,117	$15,475	$(2,358)	-15%

Gains on sales of mortgage loans decreased during the three and six months ended June 30, 2011 primarily due to closing 426 and 395 fewer homes, respectively.

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

The table below sets forth the home cost of sales by reportable segment (dollars in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$56,592	$94,218	$(37,626)	-40%
Mountain	68,276	92,926	(24,650)	-27%
East	45,725	60,339	(14,614)	-24%
Other Homebuilding	9,678	13,111	(3,433)	-26%

Total Homebuilding	180,271	260,594	(80,323)	-31%
Intercompany adjustments	(1,174)	(5,532)	4,358	79%

Consolidated	$179,097	$255,062	$(75,965)	-30%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$91,113	$135,963	$(44,850)	-33%
Mountain	130,652	130,805	(153)	0%
East	84,036	86,156	(2,120)	-2%
Other Homebuilding	17,965	19,963	(1,998)	-10%

Total Homebuilding	323,766	372,887	(49,121)	-13%
Intercompany adjustments	(3,688)	(8,435)	4,747	56%

Consolidated	$320,078	$364,452	$(44,374)	-12%

Home cost of sales in the West segment decreased during the three and six months ended June 30, 2011 primarily resulting from closing 240 and 301 fewer homes, respectively. The decrease associated with the decline in closings was partially offset by an increase to home cost of sales in our new Washington market of this segment.

In the Mountain segment home cost of sales decreased during the three months ended June 30, 2011 primarily due to closing 129 fewer homes. This was partially offset by an increase in the cost per closed home within this segment associated with a change in the mix of closed homes. Home cost of sales during the six months ended June 30, 2011 remained relatively flat as the decrease associated with closing 69 fewer homes during the first six months of 2011 was offset by increases in the cost per closed home.

In our East and Other Homebuilding segments, home cost of sales decreased during the three and six months ended June 30, 2011 primarily resulting from closing fewer homes during the 2011 periods.

Land Cost of Sales. Land cost of sales was not material during the three and six months ended June 30, 2011. Land cost of sales during the three and six months ended June 30, 2010 was $5.0 million and $5.2 million, respectively, and related to the sale of 106 lots, primarily in our West segment.

Asset Impairments. We recorded $9.1 million and $9.4 million of asset impairments during the three and six months ended June 30, 2011 resulting from a decline in the market value of land and homes primarily in our California, Nevada and Utah markets.

Marketing Expenses. Marketing expenses primarily include advertising, amortization of deferred marketing costs, model home expenses, compensation related expenses and other selling costs. The following table summarizes our marketing expenses by reportable segment (in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$4,345	$5,179	$(834)	-16%
Mountain	3,094	3,467	(373)	-11%
East	1,859	2,030	(171)	-8%
Other Homebuilding	599	799	(200)	-25%

Consolidated	$9,897	$11,475	$(1,578)	-14%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$8,525	$8,248	$277	3%
Mountain	6,290	5,646	644	11%
East	3,449	3,294	155	5%
Other Homebuilding	1,466	1,347	119	9%

Consolidated	$19,730	$18,535	$1,195	6%

Marketing expenses decreased during the three months ended June 30, 2011 in each of our homebuilding segments primarily resulting from a reduction of $1.2 million in amortization of deferred marketing costs associated with closing fewer homes in each segment and a $0.5 million decrease in product advertising expenses.

Marketing expenses increased for each of our homebuilding segments during the six months ended June 30, 2011 despite a 9% decline in net orders for homes during the period. Contributing to these increased costs was the impact of an increase in total subdivisions. As a result of this increase in marketing activity, we experienced increases of $0.8 million in sales office/showroom expense, $0.7 million in product advertising and $0.3 million in employee compensation and other employee-related benefit costs. These items were partially offset by a decrease of $0.7 million in amortization of deferred marketing costs primarily resulting from closing 395 fewer homes.

Commission Expenses. Commission expenses include direct incremental commissions paid for closed homes. The following table summarizes our commission expenses by reportable segment (in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$2,463	$4,526	$(2,063)	-46%
Mountain	2,702	3,901	(1,199)	-31%
East	1,793	2,420	(627)	-26%
Other Homebuilding	498	764	(266)	-35%

Consolidated	$7,456	$11,611	$(4,155)	-36%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$3,947	$6,665	$(2,718)	-41%
Mountain	5,175	5,473	(298)	-5%
East	3,147	3,525	(378)	-11%
Other Homebuilding	954	1,077	(123)	-11%

Consolidated	$13,223	$16,740	$(3,517)	-21%

Commission expense decreased during the three and six months ended June 30, 2011 for each of our homebuilding segments due to closing 426 and 395 fewer homes, respectively.

General and Administrative Expenses. The following table summarizes our general and administrative expenses by reportable segment (in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$7,702	$7,980	$(278)	-3%
Mountain	3,762	4,748	(986)	-21%
East	3,386	6,402	(3,016)	-47%
Other Homebuilding	972	1,359	(387)	-28%

Total Homebuilding	15,822	20,489	(4,667)	-23%
Financial Services and Other	4,432	5,658	(1,226)	-22%
Corporate	15,983	18,441	(2,458)	-13%

Consolidated	$36,237	$44,588	$(8,351)	-19%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$13,820	$15,320	$(1,500)	-10%
Mountain	8,008	8,472	(464)	-5%
East	6,988	11,238	(4,250)	-38%
Other Homebuilding	1,965	3,185	(1,220)	-38%

Total Homebuilding	30,781	38,215	(7,434)	-19%
Financial Services and Other	9,131	9,746	(615)	-6%
Corporate	33,077	36,830	(3,753)	-10%

Consolidated	$72,989	$84,791	$(11,802)	-14%

Three Months Ended June 30, 2011

Our consolidated general and administrative expenses decreased $8.4 million during the three months ended June 30, 2011. Our salary related costs decreased by $5.0 million driven in part by the headcount reductions during the 2011 second quarter and 2010 fourth quarter and stock-based compensation expense as certain stock options became fully vested during the 2010 fourth quarter.

Also contributing to this decline was the impact of expenses incurred on legal related matters during the 2011 second quarter, which were $1.6 million lower than during the 2010 second quarter. We experienced a $1.2 million decline in expenses associated with homeowner association dues as well during the 2011 second quarter. Insurance expenses declined by $0.6 million driven in part by a 38% reduction in homes closed during the 2011 second quarter. Additionally, office-related expenses decreased by $0.6 million driven in part by lower rent expense and efforts to limit general office expenses. These declines in general and administrative expenses were slightly offset by $1.2 million in severance expense incurred as a result of headcount reductions during the quarter.

In our West segment, general and administrative expenses decreased by $0.3 million during the three months ended June 30, 2011 primarily related to the reduction in homeowner association dues. In our Mountain segment, general and administrative expenses decreased by $1.0 million during the three months ended June 30, 2011 driven primarily by homeowner association dues and employee compensation related costs.

In our East segment, general and administrative expenses were $3.0 million lower during the three months ended June 30, 2011 due to lower fees incurred associated with legal-related matters.

In our Financial Services and Other segment, general and administrative expenses decreased by $1.2 million during the three months ended June 30, 2011 primarily relating to declines of $0.7 million in salary related costs and $0.6 million in insurance expenses. In our Corporate segment, general and administrative expenses decreased $2.5 million during the three months ended June 30, 2011 primarily driven by our salary related costs partially offset by an increase in severance expense.

Six Months Ended June 30, 2011

Our consolidated general and administrative expenses decreased by $11.8 million during the six months ended June 30, 2011. Our salary related costs decreased by $6.8 million driven in part from the headcount reductions during 2011 second quarter and 2010 fourth quarter and stock-based compensation expense associated with stock options, which became fully vested during the 2010 fourth quarter. Also contributing to this decline was the impact of expenses incurred on legal related matters during 2011, which were $4.2 million lower than during 2010. We had a $1.7 million decline in expenses associated with homeowner association dues as well during 2011. Insurance expenses declined by $0.8 million driven in part by a 24% reduction in homes closed during 2011. Additionally, office-related expenses decreased by $1.1 million driven in part by lower rent expense and efforts to limit general office expenses. These declines in general and administrative expenses were slightly offset by a $1.3 million increase in mortgage loan loss reserves and a $1.4 million increase in severance expense incurred as a result of headcount reductions during the first six months of 2011.

In our West and Mountain segments, general and administrative expenses decreased primarily due to a decline in homeowner association dues and salary-related costs. The decline in our East segment was primarily due to lower legal-related expenses. In our Other Homebuilding segment the decline in general and administrative expenses were primarily driven by a decline in consulting expenses.

In our Financial Services and Other segment, general and administrative expenses were down primarily due to a $0.8 million reduction in employee compensation and other employee-related benefit costs and a $0.7 million decrease in insurance expense associated with closing fewer homes. These items partially were offset by a $1.3 million increase in our mortgage loan loss reserve. During the six months ending June 30, 2011 general and administrative expenses in our Corporate segment decreased by $3.8 million, primarily resulting from a $3.3 million decline in employee compensation and other employee-related benefit costs and a $0.6 million decrease in office-related expenses.

Other Operating Expense. Other operating expenses increased by $1.9 million during the three months ended June 30, 2011 primarily due to $2.1 million in write-offs of land option deposits and pre-acquisition costs associated with lot option contracts that we elected not to exercise. Other operating expenses decreased during the six months ended June 30, 2011 as we incurred $2.9 million write-offs of land option deposits and pre-acquisition costs and $0.6 million in due diligence costs associated with our acquisition of substantially all of the assets of SDC and related entities partially offset by the release of a $2.7 million employment tax contingency reserve as a result of the finalization of an IRS examination.

Other Income (Expense). Other income (expense) primarily includes interest and dividend income on our cash, cash equivalents and marketable securities, interest expense primarily on our senior notes, and gain or loss on the sale of other assets. Interest income was $7.9 million and $15.2 million during the three and six months ended June 30, 2011, respectively, compared with $7.5 million and $12.0 million during the three and six months ended June 30, 2010, respectively. These increases are attributable to an increase in our available-for-sale marketable securities during the 2011 periods compared with the 2010 periods. Our available-for-sale marketable securities include certain debt securities, primarily corporate debt and holdings in equity securities mutual funds. We increased our holdings of these marketable securities during 2011, primarily due to our efforts to achieve an appropriate rate of return.

Interest expense during the three and six months ended June 30, 2011 decreased $2.0 million and $3.7 million, respectively. We capitalize interest on our senior notes associated with our qualifying assets. We have determined that inventory is a qualifying asset during the period of active development of our land and through the completion of construction of a home. When construction of a home is complete, the home is no longer considered to be a qualifying asset and interest is no longer capitalized on that home. As a result of the increase in our inventory levels from the first six months of 2010, we capitalized $10.8 million and $20.3 million of interest incurred during the three and six months ended June 30, 2011, respectively, an increase of $1.9 million and $4.8 million from the same periods during 2010, respectively.

(Loss)/Income Before Income Taxes. The table below summarizes our (loss)/income before income taxes by reportable segment (dollars in thousands).

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$(11,837)	$6,357	$(18,194)	286%
Mountain	(1,204)	4,962	(6,166)	124%
East	(2,345)	1,455	(3,800)	261%
Other Homebuilding	(916)	295	(1,211)	411%

Total Homebuilding	(16,302)	13,069	(29,371)	225%
Financial Services and Other	3,089	4,089	(1,000)	-24%
Corporate	(16,590)	(20,857)	4,267	20%

Consolidated	$(29,803)	$(3,699)	$(26,104)	-706%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Homebuilding
West	$(16,397)	$8,711	$(25,108)	288%
Mountain	(2,436)	6,132	(8,568)	140%
East	(4,301)	(64)	(4,237)	-6620%
Other Homebuilding	(1,692)	(224)	(1,468)	-655%

Total Homebuilding	(24,826)	14,555	(39,381)	271%
Financial Services and Other	4,869	5,935	(1,066)	-18%
Corporate	(33,550)	(45,431)	11,881	26%

Consolidated	$(53,507)	$(24,941)	$(28,566)	-115%

Three Months Ended June 30, 2011

In our West segment, we had a loss before income taxes of $11.8 million during the three months ended June 30, 2011 compared with income before income taxes of $6.4 million during the same period in 2010. This decline primarily resulted from $6.9 million of inventory impairments, a 450 basis point decline in Home Gross Margins and closing 291 fewer homes in the Arizona, California and Nevada markets of this segment. These items were partially offset by a combined decrease of $3.2 million in marketing, commission and general and administrative expenses. In our Mountain segment, we had a loss before income taxes of $1.2 million during the three months ended June 30, 2011 compared with income before income taxes of $5.0 million during the same period in 2010. This decline primarily resulted from $1.5 million of inventory impairments, a 270 basis point decline in Home Gross Margins and closing 129 fewer homes in this segment. These items were partially offset by a combined decrease of $2.6 million in marketing, commission and general and administrative expenses.

In our East segment, we had a loss before income taxes of $2.3 million during the three months ended June 30, 2011 compared with income before income taxes of $1.5 million during the same period in 2010. This decline primarily resulted from a 650 basis point decline in Home Gross Margins, closing 34 fewer homes in this segment and $0.3 million of inventory impairments. These items were partially offset by a combined decrease of $3.8 million in marketing, commission and general and administrative expenses. In our Other Homebuilding segment, we had a loss before income taxes of $0.9 million during the three months ended June 30, 2011 compared with income before income taxes of $0.3 million during the same period in 2010. This decline primarily resulted from an 850 basis point decline in Home Gross Margins and closing 23 fewer homes in this segment. These items were partially offset by a combined decrease of $0.9 million in marketing, commission and general and administrative expenses.

In our Financial Services and Other segment, income before income taxes decreased during the three months ended June 30, 2011 primarily due to a $2.3 million decline in gain on sale of mortgage loans, partially offset by a $1.2 million reduction in general and administrative expenses. In our Corporate segment, loss before income taxes came down from $20.9 million during the three months ended June 30, 2010 to $16.6 million during the three months ended June 30, 2011. This improvement primarily resulted from a $2.5 million decline in general and administrative expenses and a decrease of $2.0 million in interest expense.

Six Months Ended June 30, 2011

In our West segment, we had a loss before income taxes of $16.4 million during the six months ended June 30, 2011 compared with income before income taxes of $8.7 million during the same period in 2010. This decline primarily resulted from $6.9 million of inventory impairments, a 540 basis point decline in Home Gross Margins and closing 352 fewer homes in the Arizona, California and Nevada markets of this segment. These items were partially offset by a combined decrease of $4.2 million in commission and general and administrative expenses. In our Mountain segment, we had a loss before income taxes of $2.4 million during the six months ended June 30, 2011 compared with income before income taxes of $6.1 million during the same period in 2010. This decline primarily resulted from $1.5 million of inventory impairments, a 410 basis point decline in Home Gross Margins and closing 69 fewer homes in this segment and a $0.6 million increase in marketing expenses. These items were partially offset by a combined decrease of $0.8 million in commission and general and administrative expenses.

In our East segment, we had a loss before income taxes of $4.3 million during the six months ended June 30, 2011 compared with $0.1 million during the same period in 2010. This decline primarily resulted from a 660 basis point decline in Home Gross Margins and $0.3 million of inventory impairments. These items were partially offset by a combined decrease of $4.6 million in commission and general and administrative expenses. In our Other Homebuilding segment, we had a loss before income taxes of $1.7 million during the six months ended June 30, 2011 compared with $0.2 million during the same period in 2010. This decline primarily resulted from an 790 basis point decline in Home Gross Margins and closing 21 fewer homes in this segment. These items were partially offset by a combined decrease of $1.3 million in commission and general and administrative expenses.

In our Financial Services and Other segment, income before income taxes decreased during the six months ended June 30, 2011 primarily due to a $2.0 million decline in gain on sale of mortgage loans, partially offset by a $0.6 million reduction in general and administrative expenses and a $0.6 million increase in interest income. In our Corporate segment, loss before income taxes came down from $45.4 million during the six months ended June 30, 2010 to $33.6 million during the six months ended June 30, 2011. This improvement primarily resulted from a $3.8 million decline in general and administrative expenses and a decrease of $3.6 million in interest expense partially offset by a $2.5 million decrease in interest income.

Income Taxes. We are required, at the end of each interim period, to estimate our annual effective tax rate for the fiscal year and use that rate to provide for income taxes for the current year-to-date reporting period. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefits of $1.8 million and $5.6 million during the three and six months ended June 30, 2011, respectively, resulted primarily from our 2011 second quarter settlement of various state income tax matters and our 2011 first quarter settlement with the IRS on its audit of the 2004 and 2005 federal income tax returns. Our income tax benefits during the three and six months ended June 30, 2010 were not material to our results of operations.

Homebuilding Operating Activities

Orders for Homes, net. The table below sets forth information relating to orders for homes (dollars in thousands).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2011	2010	Amount	%	2011	2010	Amount	%
Orders For Homes, net (units)
Arizona	164	184	(20)	-11%	286	352	(66)	-19%
California	117	109	8	7%	194	135	59	44%
Nevada	154	195	(41)	-21%	242	365	(123)	-34%
Washington	26	—	26	N/M	26	—	26	N/M

West	461	488	(27)	-6%	748	852	(104)	-12%

Colorado	232	232	—	0%	413	502	(89)	-18%
Utah	109	110	(1)	-1%	176	235	(59)	-25%

Mountain	341	342	(1)	0%	589	737	(148)	-20%

Maryland	74	62	12	19%	120	109	11	10%
Virginia	95	76	19	25%	163	142	21	15%

East	169	138	31	22%	283	251	32	13%

Florida	91	47	44	94%	142	106	36	34%
Illinois	2	—	2	N/M	7	—	7	N/M

Other Homebuilding	93	47	46	98%	149	106	43	41%

Total	1,064	1,015	49	5%	1,769	1,946	(177)	-9%

Estimated Value of Orders for Homes, net	$302,000	$281,000	$21,000	7%	$507,000	$539,000	$(32,000)	-6%
Estimated Average Selling Price of Orders for Homes, net	$283.8	$276.8	$7.0	3%	$286.6	$277.0	$9.6	3%

N/M – Not meaningful

Contributing to the increase in our net orders for homes during the three months ended June 30, 2011 were: (1) a 31% increase in our active subdivisions at June 30, 2011 compared with June 30, 2010; (2) the impact from a Company-wide sales promotion which took place during the 2011 second quarter; and (3) 26 homes being sold in our new Washington market. These items partially were offset as our net orders for homes in the 2011 second quarter, compared with the 2010 second quarter, were negatively impacted through the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010.

During the six months ended June 30, 2011, our net orders for homes decreased, which was driven by a 148 unit decline in the markets of our Mountain segment and 189 unit decline in the Arizona and Nevada markets of our West segment. The decline in these markets was driven primarily from the impact of the expiration of the federal homebuyer tax credit. In certain markets, we did see some increases in net orders for homes, which were primarily the result of higher active subdivision counts.

Homes Closed. The following table sets forth homes closed for each market within our homebuilding segments (in units).

	Three Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2011	2010	Amount	%	2011	2010	Amount	%
Arizona	98	242	(144)	-60%	175	350	(175)	-50%
California	62	68	(6)	-9%	110	114	(4)	-4%
Nevada	80	221	(141)	-64%	146	319	(173)	-54%
Washington	51	—	51	N/M	51	—	51	N/M

West	291	531	(240)	-45%	482	783	(301)	-38%

Colorado	182	230	(48)	-21%	348	338	10	3%
Utah	66	147	(81)	-55%	120	199	(79)	-40%

Mountain	248	377	(129)	-34%	468	537	(69)	-13%

Maryland	49	87	(38)	-44%	106	117	(11)	-9%
Virginia	72	68	4	6%	115	108	7	6%

East	121	155	(34)	-22%	221	225	(4)	-2%

Florida	48	72	(24)	-33%	91	113	(22)	-19%
Illinois	1	—	1	0%	1	—	1	0%

Other Homebuilding	49	72	(23)	-32%	92	113	(21)	-19%

Total	709	1,135	(426)	-38%	1,263	1,658	(395)	-24%

Homes closed during the three and six months ended June 30, 2011 were down in each of our homebuilding segments. Contributing to the decline in home closings was the negative impact from the federal homebuyer tax credit, which expired during 2010.

Backlog. The following table below sets forth information relating to Backlog for each market within our homebuilding segments (dollars in thousands).

	June 30,	December 31,	June 30,
Backlog (units)	2011	2010	2010
Arizona	195	84	105
California	163	79	97
Nevada	172	76	134
Washington	51	—	—

West	581	239	336

Colorado	338	273	371
Utah	125	69	130

Mountain	463	342	501

Maryland	140	126	118
Virginia	118	70	107

East	258	196	225

Florida	115	64	52
Illinois	7	1	—

Other Homebuilding	122	65	52

Total	1,424	842	1,114

Backlog Estimated Sales Value	$433,000	$269,000	$351,000

Estimated Average Selling Price of Homes in Backlog	$304.1	$319.5	$315.1

We define “Backlog” as homes under contract but not yet delivered. Our Backlog at June 30, 2011 compared with June 30, 2010 has increased primarily resulting from the 5% increase in home sales during the 2011 second quarter and the impact of more of the homes sold during the first six months of 2010 being closed prior to June 30, 2010.

Cancellation Rate. We define our home order “Cancellation Rate” as the approximate number of cancelled home order contracts during a reporting period as a percentage of total home order contracts received during such reporting period. The following tables set forth our Cancellation Rate by segment.

	Three Months
	Ended June 30,		Increase
	2011	2010	(Decrease)
Homebuilding
West	29%	20%	9%
Mountain	31%	31%	0%
East	29%	25%	4%
Other Homebuilding	27%	31%	-4%

Consolidated	29%	25%	4%

	Six Months
	Ended June 30,		Increase
	2011	2010	(Decrease)
Homebuilding
West	29%	20%	9%
Mountain	34%	26%	8%
East	30%	26%	4%
Other Homebuilding	28%	32%	-4%

Consolidated	31%	24%	7%

Our consolidated Cancellation Rates during the three months ended June 30, 2011 increased mostly associated with the change in our West segment. Our consolidated Cancellation Rates during the six months ended June 30, 2011 increased mostly from our West and Mountain segments. Contributing to these foregoing increases were the following: (1) our prospective homebuyers having difficulty selling their existing homes; (2) low consumer confidence in the housing market; and (3) difficulties associated with qualifying for mortgage loans.

Active Subdivisions. The following table displays the number of our active subdivisions for each market within our homebuilding segments.

	June 30,	December 31,	June 30,
	2011	2010	2010
Arizona	30	26	26
California	16	13	6
Nevada	17	18	15
Washington	9	—	—

West	72	57	47

Colorado	40	39	41
Utah	21	19	18

Mountain	61	58	59

Maryland	13	14	10
Virginia	12	8	9

East	25	22	19

Florida	17	11	9
Illinois	1	—	—

Other Homebuilding	18	11	9

Total	176	148	134

Our active subdivisions at June 30, 2011 have increased in each of our homebuilding segments compared with both June 30, 2010 and December 31, 2010. These increases are the result of our on-going efforts to expand operations and generate more home closings in existing markets. However, as a result of continued uncertainty regarding the homebuilding industry, we have slowed our pace of new asset purchases and opening of new subdivisions during the 2011 second quarter, compared with recent quarters. As of June 30, 2011, we currently have more than 45 subdivisions we expect to become active in the near term and, assuming similar sales paces, we have nearly 30 subdivisions that we expect to become inactive in the near term.

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

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Arizona	$188.1	$190.7	$(2.6)	-1%
California	320.4	444.7	(124.3)	-28%
Colorado	332.0	303.0	29.0	10%
Florida	221.4	227.3	(5.9)	-3%
Illinois	293.0	N/A	N/M	N/M
Maryland	414.9	462.5	(47.6)	-10%
Nevada	185.8	187.2	(1.4)	-1%
Utah	272.5	274.7	(2.2)	-1%
Virginia	426.7	476.2	(49.5)	-10%
Washington	270.3	N/A	N/M	N/M
Average	$290.8	$274.3	$16.5	6%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Arizona	$184.6	$194.7	$(10.1)	-5%
California	319.0	407.3	(88.3)	-22%
Colorado	334.3	302.0	32.3	11%
Florida	225.0	224.8	0.2	0%
Illinois	293.0	N/A	N/M	N/M
Maryland	422.1	449.7	(27.6)	-6%
Nevada	192.9	187.8	5.1	3%
Utah	273.6	274.4	(0.8)	0%
Virginia	427.9	476.8	(48.9)	-10%
Washington	270.3	N/A	N/M	N/M
Average	$292.6	$272.7	$19.9	7%

N/M – Not Meaningful

The average selling price of closed homes during the three and six months ended June 30, 2011 increased by 6% and 7%, respectively, primarily due to a shift in mix where we closed a higher percentage of our homes in the higher priced markets of Colorado and Virginia and closing fewer homes in our lower priced markets of Arizona and Nevada. We did experience declines in the average selling price of closed homes in our California market during the three and six months ended June 30, 2011, primarily resulting from closing homes in subdivisions with lower price points and declines in the market value of homes in certain subdivisions of this market. The declines in the average selling prices of closed homes in our Maryland and Virginia market during the three and six months ended June 30, 2011 primarily resulted from mix. In our Colorado market, the average selling price of closed homes increased during the three and six months ended June 30, 2011 primarily driven from closing homes in higher priced subdivisions.

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

	June 30,	December 31,	June 30,
	2011	2010	2010
Arizona	$29,326	$31,923	$41,374
California	46,802	49,516	39,411
Nevada	26,264	33,377	32,495
Washington	16,563	—	—

West	118,955	114,816	113,280

Colorado	93,200	111,397	121,558
Utah	21,234	26,372	31,826

Mountain	114,434	137,769	153,384

Maryland	46,000	48,740	47,808
Virginia	36,896	45,836	45,127

East	82,896	94,576	92,935

Florida	18,175	24,262	23,372
Illinois	2,054	999	—

Other Homebuilding	20,229	25,261	23,372

Total	$336,514	$372,422	$382,971

The table below shows the stage of construction for our homes completed or under construction, number of sold homes under construction and model homes (in units).

	June 30,	December 31,	June 30,
	2011	2010	2010
Unsold Homes Under Construction - Final	42	119	47
Unsold Homes Under Construction - Frame	353	722	720
Unsold Homes Under Construction - Foundation	101	103	124

Total Unsold Homes Under Construction	496	944	891
Sold Homes Under Construction	843	609	865
Model Homes	231	242	226

Homes Completed or Under Construction	1,570	1,795	1,982

Our housing completed and under construction decreased by $35.9 million, as we decreased the total unsold homes under construction to 496 at June 30, 2011 from 944 at December 31, 2010. This decrease primarily resulted from our efforts to sell and close our spec inventory that had increased during 2010 primarily because of an increase in active subdivisions and the anticipation of selling homes prior to the expiration of the federal homebuyer tax credit, which required the sale of a home to be completed by April 30, 2010 with a closing date by June 30, 2010. (The Homebuyer Assistance and Improvement Act, signed into law July 2, 2010, extended the closing date requirement to September 30, 2010.) However our total unsold homes under construction remained high at December 31, 2010 as a result of the continued low levels of net orders for homes during the year ended December 31, 2010.

The following table shows the carrying value of land and land under development for each market within our homebuilding segments (dollars in thousands).

	June 30,	December 31,	June 30,
	2011	2010	2010
Arizona	$39,099	$41,892	$48,957
California	115,541	93,194	87,374
Nevada	50,729	32,605	20,393
Washington	9,600	—	—

West	214,969	167,691	156,724

Colorado	147,643	128,727	120,748
Utah	30,026	30,457	30,298

Mountain	177,669	159,184	151,046

Maryland	45,510	31,782	15,780
Virginia	71,640	44,083	36,071

East	117,150	75,865	51,851

Florida	11,627	9,274	7,580
Illinois	2,819	3,223	3,151

Other Homebuilding	14,446	12,497	10,731

Total	$524,234	$415,237	$370,352

The tables below show the total number of lots owned (excluding homes completed or under construction) and lots controlled under option agreements for each market within our homebuilding segments (in units).

	June 30,	December 31,	June 30,
	2011	2010	2010
Lots Owned
Arizona	1,064	1,257	1,165
California	1,376	1,201	1,130
Nevada	1,184	991	681
Washington	232	—	—

West	3,856	3,449	2,976

Colorado	3,240	2,919	2,893
Utah	579	594	569

Mountain	3,819	3,513	3,462

Maryland	380	319	199
Virginia	589	414	371

East	969	733	570

Florida	269	210	184
Illinois	123	130	134

Other Homebuilding	392	340	318

Total	9,036	8,035	7,326

Lots Controlled Under Option
Arizona	108	408	499
California	—	222	152
Nevada	398	838	570
Washington	42	—	—

West	548	1,468	1,221

Colorado	602	688	644
Utah	298	393	156

Mountain	900	1,081	800

Maryland	795	745	655
Virginia	234	132	272

East	1,029	877	927

Florida	480	733	658
Illinois	—	—	—

Other Homebuilding	480	733	658

Total	2,957	4,159	3,606

Total Lots Owned and Controlled	11,993	12,194	10,932

The table below shows the amount of at risk option deposits (in thousands).

	June 30,	December 31,	June 30,
	2011	2010	2010
Cash	$10,534	$9,019	$7,933
Letters of Credit	6,716	4,467	2,727

Total At Risk Option Deposits	$17,250	$13,486	$10,660

Our total lots owned (excluding homes completed or under construction) increased by 1,001 units from December 31, 2010 primarily resulting from the purchase of lots that we controlled under option contracts as of December 31, 2010. Also contributing to the increase in lots owned was the acquisition of substantially all of the assets of SDC and related entities in April 2011 where we have 232 owned lots as of June 30, 2011. The decline in total lots under option primarily resulted from purchasing lots during the quarter and electing not to purchase lots which were under option. As a result of not purchasing lots that were under option, we recorded $2.1 million and $2.9 million of expenses of project write-off costs during the three and six months ended June 30, 2011. We did, however, see an increase in the amount of option deposits at risk primarily attributable to new lot option contracts in the markets of our East segment, where greater option deposits were required by land sellers.

HomeAmerican Operating Activities

The following table sets forth information relating to mortgage loans originated by our HomeAmerican operations, mortgage loans brokered and our Capture Rate (dollars in thousands). The “Capture Rate” is defined as the number of mortgage loans originated by HomeAmerican for our homebuyers as a percent of total Company home closings.

	Three Months
	Ended June 30,		Change
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$146,275	$240,693	$(94,418)	-39%
Principal amount of mortgage loans brokered	$2,177	$2,660	$(483)	-18%
Capture Rate	75%	83%	-8%
Including brokered loans	76%	84%	-8%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	97%	-1%
Adjustable rate - other	4%	3%	1%

Prime loans (1)	27%	26%	1%
Government loans (2)	73%	74%	-1%

	Six Months
	Ended June 30,		Change
	2011	2010	Amount	%
Principal amount of mortgage loans originated	$261,655	$348,783	$(87,128)	-25%
Principal amount of mortgage loans brokered	$2,896	$5,516	$(2,620)	-47%
Capture Rate	75%	82%	-7%
Including brokered loans	76%	83%	-7%
Mortgage products (% of mortgage loans originated)
Fixed rate	96%	96%	0%
Adjustable rate - other	4%	4%	0%
Prime loans (1)	29%	25%	4%
Government loans (2)	71%	75%	-4%

(1)	Prime loans are defined as loans with Fair, Isaac & Company (“FICO”) scores greater than 620 and which comply with the documentation standards of the government sponsored enterprise guidelines.
(2)	Government loans are loans either insured by the FHA or guaranteed by the VA.

The principal amount of mortgage loans originated decreased during the three and six months ended June 30, 2011, primarily due to the Company closing 426 and 395 fewer homes, respectively, and declines in the Capture Rates during the 2011 periods. HomeAmerican’s Capture Rate declined during the three and six months ended June 30, 2011 primarily resulting from having an increase in the number of homebuyers who paid cash for their homes.

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

On July 7, 2011, the Company completed a debt tender offer extinguishing $63.7 million of its 7% Senior Notes due 2012 and $173.3 million of its 5  1/2% Senior Notes due 2013. The Company paid $256.7 million, including interest and fees, for the acquired notes and, as a result of the tender, the Company will record an $18.6 million charge associated with the extinguishment of debt during the 2011 third quarter.

The Company’s marketable securities consist of fixed rate and floating rate interest earning securities, primarily: (1) debt securities, which may include, among others, United States government and government agency debt and corporate debt; (2) holdings in mutual fund equity securities and (3) deposit securities, which may include, among others, certificates of deposit and time deposits.

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

Mortgage Lending. HomeAmerican has a Master Repurchase Agreement, which expires September 16, 2011 (the “Mortgage Repurchase Facility”), with U.S. Bank National Association (“USBNA”) and can include other banks that become parties to the Mortgage Repurchase Facility (collectively with USBNA, the “Buyers”). As of June 30, 2011, USBNA was the only Buyer under the Mortgage Repurchase Facility. The Mortgage Repurchase Facility provides liquidity to HomeAmerican by providing for the sale of eligible mortgage loans to USBNA (as agent for the Buyers) with an agreement by HomeAmerican to repurchase the mortgage loans at a future date. Until such mortgage loans are transferred back to HomeAmerican, the documents relating to such loans are held by USBNA, as agent for the Buyers and as custodian, pursuant to the Custody Agreement (“Custody Agreement”), dated as of November 12, 2008, by and between HomeAmerican and USBNA. The Mortgage Repurchase Facility has a maximum aggregate commitment of $70 million and includes an accordion feature that permits the maximum aggregate commitment to be increased to $150 million, subject to the availability of additional commitments. At June 30, 2011 and December 31, 2010, we had $9.0 million and $25.4 million, respectively, of mortgage loans that we are obligated to repurchase under our Mortgage Repurchase Facility. Mortgage loans that we are obligated to repurchase under the Mortgage Repurchase Facility are accounted for as a debt financing arrangement and are reported as mortgage repurchase facility on the Consolidated Balance Sheets. Advances under the Mortgage Repurchase Facility carry a Pricing Rate equal to the greater of (i) the LIBOR Rate (as defined in the Mortgage Repurchase Facility) plus 2.5%, or (ii) 3.75%. At HomeAmerican’s option the Balance Funded Rate (equal to 3.75%) may be applied to advances under the Mortgage Repurchase Facility provided the applicable Buyer is holding sufficient Qualifying Balances. The foregoing terms are defined in the Mortgage Repurchase Facility.

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

The table below sets forth the actual results of the covenant calculations and covenant requirements under the Mortgage Repurchase Facility at June 30, 2011.

	Covenant Test	Covenant Results
Adjusted Tangible Net Worth (minimum)	$18,000,000	$26,199,000
Adjusted Tangible Net Worth Ratio (maximum)	8.0 : 1.0	0.7: 1.0
Adjusted Net Income (minimum)	$1	$5,374,000
Liquidity Test (minimum)	$8,000,000	$29,166,000

We believe we are in compliance with the representations, warranties and covenants included in the Mortgage Repurchase Facility and we are not aware of any covenant violations.

MDC Common Stock Repurchase Program

At June 30, 2011, we were authorized to repurchase up to 4,000,000 shares of our common stock. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2011 and 2010.

Consolidated Cash Flow

During the six months ended June 30, 2011, we used $69.3 million of cash in operating activities, primarily due to using $107.9 million to increase in our land inventory levels through the purchase of lots during the first six months of 2011. During the six months ended June 30, 2011 we increased our land units by 769, excluding the impact of the 232 lots in our Washington division. This use of cash was partially offset by generating $51.4 million in cash associated with the decrease in our housing completed or under construction as we closed 1,263 homes during the first six months of 2011 and reduced our total units of homes completed or under construction by 13% from December 31, 2010.

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

We generated $293.0 million in cash from investing activities during the six months ended June 30, 2011, primarily attributable to the maturity and sale of marketable securities that increased our cash by $726.7 million, partially offset by the purchase of $404.5 million of marketable securities. We used $29.3 million in cash for the purchase of property, equipment and other.

During the six months ended June 30, 2010, we invested $722.2 million into marketable securities and spent $5.1 million for property and equipment relating to our new enterprise resource planning system. These items partially were offset by the $109.1 million of marketable securities that matured or were sold during the six months ended June 30, 2010.

During the six months ended June 30, 2011, we used $40.1 million in cash for financing activities primarily attributable to $23.7 million associated with cash dividends that were paid during the first six months of 2011 and net payments on our mortgage repurchase facility, which resulted in use of $16.4 million of cash during the period. During the first six months of 2010, we generated $255.0 million in cash from financing activities, primarily due to the issuance of senior notes that raised $242.3 million. The proceeds from the issuance of the senior notes were used for general corporate purposes. Additionally, we had a net borrowing under our Mortgage Repurchase Facility of $36.2 million. Partially offsetting these items was $23.6 million in dividend payments.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into lot option purchase contracts in order to procure lots for the construction of homes. Lot option contracts enable us to control lot positions with a minimal capital investment, which substantially reduces the risks associated with land ownership and development. At June 30, 2011, we had deposits of $10.5 million in the form of cash and $6.7 million in the form of letters of credit that were at risk to secure option contracts to purchase lots.

At June 30, 2011, we had outstanding performance bonds and letters of credit totaling approximately $74.4 million and $22.9 million, respectively, including $9.1 million in letters of credit issued by HomeAmerican, with the remaining bonds and letters of credit issued by third-parties, to secure our performance under various contracts. We expect that the obligations secured by these performance bonds and letters of credit generally will be performed in the ordinary course of business and in accordance with the applicable contractual terms. To the extent that the obligations are performed, the related performance bonds and letters of credit should be released and we should not have any continuing obligations. However, in the event any such performance bonds or letters of credit are called, our indemnity obligations could require us to reimburse the issuer of the performance bond or letter of credit.

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

(a) Conclusion regarding the effectiveness of disclosure controls and procedures - An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed under the supervision, and with the participation, of our management, including the Chief Executive Officer and the Chief Accounting Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective at June 30, 2011.

(b) Changes in internal control over financial reporting - In our Florida homebuilding division, we began operating under our new enterprise resource planning (“ERP”) system during the 2011 second quarter. As a result, our financial and operating transactions in this division is now utilizing the functionality provided by the new ERP system with oversight as to the completeness and accuracy of the information being performed through the ERP system. The full implementation of the ERP system in the other homebuilding divisions not currently operating under our new ERP system is scheduled to take place over the course of the next several quarters. There was no other change in our internal control over financial reporting that occurred during the 2011 second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares during the second quarter of 2011. In conjunction with the acquisition of substantially all of the assets of SDC Homes, LLC and certain affiliated entities as of April 28, 2011, the Company issued 176,716 shares of its common stock, valued at $5 million, to Robert Trent, the principal owner of the seller entities. The shares issued to Mr. Trent were unregistered, having been issued in a private placement under Section 4(2) of the Securities Act of 1933, and are subject to the terms of a restricted stock agreement. The agreement provides for 25%, 25% and 10% of the shares, respectively, to vest after each of the first three anniversaries of the effective date of the agreement, conditioned on Mr. Trent remaining employed. The final 40% of the stock will vest on December 31, 2015, conditioned on Mr. Trent remaining employed. The Company may use any unvested shares to apply against guaranty obligations that Mr. Trent has undertaken.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

On July 26, 2011, MDC’s Board of Directors declared a quarterly cash dividend of twenty five cents ($0.25) per share. The dividend will be paid on August 24 2011 to shareowners of record on August 10, 2011.

Item 6.	Exhibits

10.1	Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011.

10.2	Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors).

10.3	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan).

10.4	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan).

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011	M.D.C. HOLDINGS, INC.
(Registrant)

	By:	/s/ Vilia Valentine
Vilia Valentine,
Vice President, Controller and Chief Accounting Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

10.1	Second Amendment to the M.D.C. Holdings, Inc. Amended Executive Officer Performance-Based Compensation Plan, dated as of June 1, 2011.

10.2	Form of 2011 Stock Option Agreement (2011 Stock Option Plan for Non-Employee Directors).

10.3	Form of 2011 Stock Option Agreement (2011 Equity Incentive Plan).

10.4	Form of 2011 Restricted Stock Agreement (2011 Equity Incentive Plan).

12	Ratio of Earnings to Fixed Charges Schedule.

31.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer required by 17 CFR 240.13a-14(b), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements, formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Unaudited Consolidated Financial Statements. The information in Exhibit 101 is “furnished” and not “filed,” as provided in Rule 402 of Regulation S-T.